Form 10-Q
period 1996-10-31
UNITY FIRST ACQUISITION CORP
filed 1996-12-05
CIK 1021435

United States
                    Securities and Exchange Commission
                          Washington, D.C.  20549

                                Form 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended October 31, 1996

                                or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934


                       Commission File Number:  0-21683


                         Unity First Acquisition Corp.
             (Exact name of registrant as specified in its charter)


          Delaware                                      13-3899021
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


             245 Fifth Avenue, Suite 1500, New York, New York  10016
                    (Address of principal executive offices)

                                (212) 696-4282
             (Registrant's telephone number, including area code)


             (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
  Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
  subject to such filing requirements for the past 90 days.   [ ] Yes  [X] No

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceeding During the Preceding Five Years:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
  plan confirmed by a court.  [ ] Yes   [ ] No

                     Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             1,000,875 shares of Common Stock at December 5, 1996

                        Part I - Financial Information


Item 1.   Financial Statements

          The condensed financial statements included herein have been prepared by Unity First Acquisition Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading.

                         UNITY FIRST ACQUISITION CORP.
                         (a development stage entity)

                               BALANCE SHEETS

                                    ASSETS

                                         October 31, 1996       July 31, 1996
                                         ----------------       -------------
                                           (unaudited)

CURRENT ASSETS:
  Cash                                    $        563           $      563
                                          ------------           ----------
DEFERRED REGISTRATION COSTS                    250,000              250,000
                                          ------------           ----------
         TOTAL ASSETS                     $    250,563           $  250,563
                                          ============           ==========


                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accrued registration costs              $    192,083           $  225,000
  Advances from affiliate                       95,917               40,500
                                          ------------           ----------
         TOTAL CURRENT LIABILITIES             288,000              265,500
                                          ------------           ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value,
    5,000 shares authorized, no shares
    issued                                           -                    -

  Common stock, $.0001 par value,
    20,000,000 shares authorized,
    625,000 shares issued and outstanding           63                   63

  Additional paid-in-capital                         -                    -

  Deficit accumulated during the
    development stage                          (37,500)             (15,000)
                                          ------------           ----------
  TOTAL SHAREHOLDERS' EQUITY (DEFICIT)         (37,437)             (14,937)
                                          ------------           ----------
  TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY (DEFICIT)               $    250,563           $  250,563
                                          ============           ==========



                  See Selected Notes to Financial Statements

                         UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                    For The Three Months        Cumulative
                                            Ended                 Amounts
                                      October 31, 1996        from Inception
                                    --------------------      --------------

REVENUES                              $           -           $          -
                                      -------------           ------------
EXPENSES:
  General and administrative                 22,500                 37,500
                                      -------------           ------------
              TOTAL EXPENSES                 22,500                 37,500
                                      -------------           ------------
NET LOSS                              $     (22,500)          $    (37,500)
                                      =============           ============
NET LOSS PER COMMON SHARE             $        (.04)          $       (.06)
                                      =============           ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  625,000                625,000
                                      =============           ============


                  See Selected Notes to Financial Statements

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                          FOR THE PERIOD MAY 30, 1996
                  (DATE OF INCEPTION) THROUGH JULY 31, 1996
            AND THE THREE MONTHS ENDED OCTOBER 31, 1996 (UNAUDITED)



                                                                                 Deficit
                                                              Additional    Accumulated During
                                        Common Stock           Paid-In       the Development
                                      Shares    Par Value      Capital            Stage                Total
                                      ------    ---------     ----------    ------------------      -----------
Issuance of stock
 to original founders for
 cash, at par value                  625,000     $    63       $  -           $       -             $      63

Net loss for the period
 May 30, 1996 (date of
 inception) through July
 31, 1996                                  -           -          -             (15,000)              (15,000)
                                     -------     -------       -----          ---------             ---------
Balance, July 31, 1996               625,000          63          -             (15,000)              (14,937)

Net loss for the period ended
  October 31, 1996 (unaudited)             -           -          -             (22,500)              (22,500)
                                     -------     -------       -----          ---------             ---------
Balance, October 31, 1996
  (unaudited)                        625,000     $    63       $  -           $ (37,500)            $ (37,437)
                                     =======     =======       =====          =========             =========



                        See Selected Notes to Financial Statements

                         UNITY FIRST ACQUISITION CORP.
                         (a development stage entity)

                          STATEMENTS OF CASH FLOWS
                                (UNAUDITED)





                                    For The Three Months       Cumulative
                                            Ended                Amounts
                                      October 31, 1996        from Inception
                                    --------------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                  $  (22,500)        $   (37,500)
                                            ----------         -----------
NET CASH (USED IN) OPERATING ACTIVITIES        (22,500)            (37,500)
                                            ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock             -                  63
  Advances from affiliate                       55,417              95,917
  Deferred registration costs                  (32,917)            (57,917)
                                            ----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES       22,500              38,063
                                            ----------         -----------
NET INCREASE IN CASH                                 -                 563

CASH, beginning of period                          563                   -
                                            ----------         -----------
CASH, end of period                         $      563         $       563
                                            ==========         ===========


                 See  Selected Notes to Financial Statements

NOTE 1 - FINANCIAL STATEMENTS

         The financial statements have been prepared by Unity First Acquisition Corp. ("the Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1996 and for all periods presented have been made. The results of operations for the period ended October 31, 1996 are not necessarily indicative of the operating results for a full year.

         Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (File No. 333-11165).

NOTE 2 - ORGANIZATION AND OPERATIONS

         The Company was incorporated in the State of Delaware on May 30, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination"). The Company is currently in the development stage. All activity of the Company to date relates to its formation, fund-raising and search to effect a Business Combination.

NOTE 3 - SUBSEQUENT EVENT

         The Company's Registration Statement was declared effective by the Securities and Exchange Commission on November 12, 1996. The Company, pursuant to the terms of its initial public offering ("the Offering"), placed $6,007,500 as of November 19, 1996, in a trust account which was primarily invested in a short-term U.S. Government Security. These funds are subject to release upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.

Item 2.  Management's Discussion and
         Analysis of Financial Condition and Results of Operations


Unity First Acquisition Corp. (the "Company") was incorporated in May 1996 for the purpose of raising money to fund a vehicle to effect a Business Combination with an operating business. On November 12, 1996 the Company's Registration Statement covering 1,250,000 Units was declared effective by the Securities and Exchange Commission. Each Unit consists of one share of the Company's Common Stock, one Class A Redeemable Warrant and one Class B Redeemable Warrant (hereafter the "Units").

The Company, after the offering and the exercise of the over-allotment option (187,500 Units), had net proceeds of approximately $6,675,000. Approximately $6,007,500 was invested at the Bank of New York pursuant to a Trust Agreement and the balance at the Bank of New York in checking and money market accounts.

For the three months ended October 31, 1996 the Company had a net loss of $22,500, primarily attributable to general and administrative expenses.

PART III - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

             (A)  Exhibits

                  None

             (B)  Reports on Form 8-K

                  None

                                 Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Unity First Acquisition Corp.
                                    (registrant)

Dated:  December 5, 1996

                                   By:/s/Lawrence Burstein
                                      Lawrence Burstein
                                      President


                                   By:/s/Norman Leben
                                      Norman Leben
                                      Secretary
                                      (Principal Financial and
                                       Accounting Officer)