Form 10-Q
period 1997-01-31
UNITY FIRST ACQUISITION CORP
filed 1997-03-17
CIK 1021435

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-21683

                          Unity First Acquisition Corp.
             (Exact name of registrant as specified in its charter)

           Delaware                                             13-3899021
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

     245 Fifth Avenue, Suite 1500
          New York, New York                                       10016
(Address of principal executive offices)                         (Zip Code)

                                 (212) 696-4282
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      |X| Yes   |_| No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceeding During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                          |_| Yes   |_| No

                      Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     1,625,125 shares of Common Stock at March 17, 1997

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

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

                                 BALANCE SHEETS

================================================================================

                                     ASSETS

                                                                       July 31,
                                                   January 31, 1997      1996
                                                     -----------      ---------
                                                     (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                           $   407,654      $     563
 Restricted cash and investments                       6,071,041           --
                                                     -----------      ---------
                                                       6,478,695            563
DEFERRED REGISTRATION COSTS                                 --          250,000
                                                     -----------      ---------
      TOTAL ASSETS                                   $ 6,478,695      $ 250,563
                                                     ===========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued expenses                                    $   102,529      $ 225,000
 Advances from affiliate                                    --           40,500
                                                     -----------      ---------
      TOTAL CURRENT LIABILITIES                          102,529        265,500
                                                     -----------      ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.01 par value,
  5,000 shares authorized, no shares
    issued or outstanding                                   --             --
 Common stock, $.0001 par value,
  249,875 shares subject to possible
    conversion, at conversion value                    1,201,899           --

 Common stock, $.0001 par value,
  20,000,000 shares authorized, 1,625,125
    and 625,000 shares issued
      and outstanding (excluding 249,875
        shares subject to possible conversion)               163             63
 Additional paid-in capital                            5,200,113           --
 Deficit accumulated during the development stage        (26,009)       (15,000)
                                                     -----------      ---------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)             6,376,166        (14,937)
                                                     -----------      ---------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY (DEFICIT)                             $ 6,478,695      $ 250,563
                                                     ===========      =========

                   See Selected Notes to Financial Statements

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

================================================================================

                                For The            For The          Cumulative
                            Six Months Ended  Three Months Ended     Amounts
                            January 31, 1997   January 31, 1997   from Inception
                            ----------------   ----------------   --------------

REVENUES                       $     --           $     --          $     --
                               ----------         ----------        ----------
EXPENSES:
 General and
  administrative                   78,707             56,207            93,707
                               ----------         ----------        ----------
OTHER INCOME:
  Interest and dividends           67,698             67,698            67,698
                               ----------         ----------        ----------
NET INCOME (LOSS)              $  (11,009)        $   11,491        $  (26,009)
                               ==========         ==========        ==========
NET INCOME (LOSS) PER
 COMMON SHARE                  $     (.01)        $      .01
                               ==========         ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        871,527          1,118,056
                               ==========         ==========

                   See Selected Notes to Financial Statements

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

================================================================================

                                             For The Six Months    Cumulative
                                                   Ended            Amounts
                                              January 31, 1997   from Inception
                                              ----------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $   (11,009)       $   (26,009)

CHANGES IN CERTAIN ASSETS AND LIABILITIES:
  Increase in accrued expenses                     127,529            102,529
                                               -----------        -----------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                  116,520             76,520
                                               -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         6,402,112          6,402,175
  Advances from affiliate                           55,417             95,917
  Repayment to affiliate                           (95,917)           (95,917)
                                               -----------        -----------
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                6,361,612          6,402,175
                                               -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) in restricted cash and
    investments                                 (6,071,041)        (6,071,041)
                                               -----------        -----------
      NET CASH (USED IN) INVESTING
       ACTIVITIES                               (6,071,041)        (6,071,041)
                                               -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS          407,091            407,654

CASH AND CASH EQUIVALENTS, beginning of
  period                                               563               --
                                               -----------        -----------
CASH AND CASH EQUIVALENTS, end of period       $   407,654        $   407,654
                                               ===========        ===========

                   See Selected Notes to Financial Statements

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                           FOR THE PERIOD MAY 30, 1996
                    (DATE OF INCEPTION) THROUGH JULY 31, 1996
              AND THE SIX MONTHS ENDED JANUARY 31, 1997 (UNAUDITED)

================================================================================

                                         Common stock
                                           subject to                                                    Deficit
                                           possible             Common Stock           Additional   Accumulated During
                                          conversion      -------------------------     Paid-In      the Development
                                       (249,875 shares)      Shares       Par Value     Capital            Stage           Total
                                       ----------------   ------------    ---------    ----------   ------------------  -----------
Issuance of stock to original
 founders for cash, at par value          $      --           625,000    $        63   $      --      $      --         $        63

Net loss for the period May 30, 1996
 (date of inception) through July
 31, 1996                                        --              --             --            --          (15,000)          (15,000)
                                          -----------     -----------    -----------   -----------    -----------       -----------

Balance, July 31, 1996                           --           625,000             63          --          (15,000)          (14,937)

Issuance of units to public                 1,201,899       1,000,125            100     5,200,113           --           6,402,112

Net loss for the period ended
  January 31, 1997 (unaudited)                   --              --             --            --          (11,009)          (11,009)
                                          -----------     -----------    -----------   -----------    -----------       -----------

Balance, January 31, 1997
  (unaudited)                             $ 1,201,899       1,625,125    $       163   $ 5,200,113    $   (26,009)      $ 6,376,166
                                          ===========     ===========    ===========   ===========    ===========       ===========

                   See Selected Notes to Financial Statements

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

                     SELECTED NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - FINANCIAL STATEMENTS

      The financial statements have been prepared by Unity First Acquisition Corp. ("the Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1997 and for all periods presented have been made. The results of operations for the period ended January 31, 1997 are not necessarily indicative of the operating results for a full year.

      Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (File No. 333-11165).

NOTE 2 - ORGANIZATION AND OPERATIONS

      The Company was incorporated in the State of Delaware on May 30, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination"). The Company is currently in the development stage. All activity of the Company to date relates to its formation, fund-raising, and search to effect a Business Combination.

NOTE 3 - OFFERING OF SECURITIES

      On November 12, 1996, the Company completed its initial public offering (the "Offering") consisting of the sale of 1,250,000 units (the "Units"). Each Unit consists of one share of the Company's Common Stock ("Common Stock"), $.0001 par value, one Class A Redeemable Warrant (the "A Warrants") and one Class B Redeemable Warrant (the "B Warrants"). Each A Warrant and B Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.50 and $7.50, respectively, commencing on the later of a Business Combination or November 12, 1997. The A Warrants and B Warrants are redeemable, each as a class, in whole and not in part, at the option of the Company and with the consent of the Underwriter upon 30 days notice at any time after the Warrants become exercisable, only in the event that the reported high bid price of the Common Stock is at least $8.50 per share for the 20 consecutive trading days immediately prior to notice of redemption, at a price of $.05 per A Warrant or B Warrant. The Warrants are immediately separable and transferable. In connection with the Offering, the Company granted the managing underwriter (the "Underwriter") an option, exercisable within 45 business days from November 12, 1996, to purchase up to 187,500 additional Units at $6.00 per unit. This option, which was solely for the purpose of covering over-allotments, was not exercised by the Underwriter either in whole or in part prior to its expiration date. None of the A and B Warrants have been exercised through January 31, 1997.

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

                     SELECTED NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 3 - OFFERING OF SECURITIES (Cont'd.)

      Net proceeds of the Offering to the Company including the purchase of warrants by the Underwriter, discussed below, were $6,402,112, after deducting related expenses. Ninety percent (90%) of the net proceeds are held in an interest bearing Trust Fund until the earlier of (i) written notification by the Company of its need for all or substantially all of the net proceeds for the purpose of implementing or facilitating the implementation of a Business Combination or (ii) the liquidation of the Company.

      In the event that the Company does not effect a Business Combination within eighteen months from the date of the Offering, the Company will be dissolved and the Company will distribute to all Public Stockholders in proportion to their respective equity interests in the Company, an aggregate sum equal to the Company's book value, calculated as of the approval date of such proposal. In this regard, the Company's Initial Stockholders, including all of the officers and directors of the Company, have agreed to waive their respective rights to participate in any such liquidation distribution.

      All of the Company's Initial Stockholders, including all of the officers and directors of the Company, have agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of all non-affiliated future stockholders of the Company with respect to a Business Combination. In addition, the Common Stock owned by all of the executive officers and directors of the Company, their affiliates and by all persons owning 5% or more of the currently outstanding share of Common Stock was placed in escrow until the earlier of (i) the occurrence of a Business Combination or (ii) 18 months from the date of the Offering. During the escrow period, such stockholders are not able to sell or otherwise transfer their respective shares of Common Stock, but will retain all other rights as stockholders of the Company, including, without limitation, the right to vote such shares of Common Stock.

      In connection with the Offering, the Company sold to the Underwriter and its designees, for $100, warrants (the "Underwriter's Warrants") to purchase up to 125,000 Units at an exercise price of $6.60 per Unit. The Underwriter's Warrants will be exercisable for a period of five years commencing on November 12, 1996. The Underwriter's Warrants are not redeemable and have not been exercised.

NOTE 4 - RESTRICTED CASH AND INVESTMENTS

      The Company, pursuant to the terms of its initial public offering ("the Offering"), placed $6,007,500 as of November 19, 1996, in a trust account which was primarily invested in a short-term U.S. Government Security. These funds are subject to release upon the earlier of (i) written notification by the Company of its need for all or substantially all of the net proceeds for the purpose of implementing or facilitating the implementation of a Business Combination or (ii) the liquidation of the Company.

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

                     SELECTED NOTES TO FINANCIAL STATEMENTS
================================================================================

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

The Company, after the offering, had net proceeds of approximately $6,402,000. Approximately $6,007,500 was invested in an interest bearing Trust Fund at The Bank of New York and the balance at the same banking institution in checking and money market accounts.

For the six months ended January 31, 1997 the Company had net a loss of $11,009 attributable to operating expenses of $78,707, consisting primarily of management and professional fees, offset by interest income of $67,698.

                          PART III - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (A)   Exhibits

                 (i) Financial Data Schedule (Exhibit 27)

           (B)   Reports on Form 8-K

                 (i) November 18, 1996; Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNITY FIRST ACQUISITION CORP.
                                              (registrant)



Dated: March 17, 1997                        By:/s/ Lawrence Burstein
                                                ------------------------------
                                                Lawrence Burstein
                                                President
                                                (Principal Executive Officer)



                                             By:/s/ Norman Leben
                                                ------------------------------
                                                Norman Leben
                                                Secretary
                                                (Principal Financial and
                                                Accounting Officer)