Form 10-Q
period 1997-04-30
UNITY FIRST ACQUISITION CORP
filed 1997-06-13
CIK 1021435

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended April 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission File Number: 0-21638

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     [ ] Yes  [ ] No

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

     1,875,000 shares of Common Stock at June 13, 1997

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

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

                                 BALANCE SHEETS

================================================================================

                                     ASSETS

                                                 April 30, 1997  July 31, 1996
                                                 --------------  -------------
                                                  (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                         $   293,627     $     563
 Restricted cash and investments                     6,149,649          --
                                                   -----------     ---------
                                                     6,443,276           563

DEFERRED REGISTRATION COSTS                               --         250,000
                                                   -----------     ---------

      TOTAL ASSETS                                 $ 6,443,276     $ 250,563
                                                   ===========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accrued expenses                                  $    42,068     $ 225,000
 Income taxes payable                                    5,000          --
 Advances from affiliate                                  --          40,500
                                                   -----------     ---------
      TOTAL CURRENT LIABILITIES                         47,068       265,500
                                                   -----------     ---------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.01 par value,
  5,000 shares authorized, no shares
    issued or outstanding                                 --            --
 Common stock, $.0001 par value,
  249,875 shares subject to possible
    conversion, at conversion value                  1,276,861          --
 Common stock, $.0001 par value,
  20,000,000 shares authorized, 1,625,125
    and 625,000 shares issued
      and outstanding (excluding 249,875
        shares subject to possible conversion)             163            63
 Additional paid-in capital                          5,125,151          --
 Deficit accumulated during the development stage       (5,967)      (15,000)
                                                   -----------     ---------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)           6,396,208       (14,937)
                                                   -----------     ---------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY (DEFICIT)                           $ 6,443,276     $ 250,563
                                                   ===========     ---------


                   See Selected Notes to Financial Statements

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

================================================================================

                              For The             For The          Cumulative
                          Nine Months Ended  Three Months Ended      Amounts
                           April 30, 1997      April 30, 1997     from Inception
                          -----------------  -------------------  --------------

REVENUES                      $     --            $     --           $    --
                              ----------          ----------         ---------
EXPENSES:
 General and
  administrative                 136,421              57,714           151,421
                              ----------          ----------         ---------
OTHER INCOME:
  Interest and dividends         150,454              82,756           150,454
                              ----------          ----------         ---------
OPERATING INCOME (LOSS)           14,033              25,042              (967)

PROVISION FOR INCOME TAXES         5,000               8,800             5,000
                              ----------          ----------         ---------
NET INCOME (LOSS)             $    9,033          $   16,242         $  (5,967)
                              ==========          ==========         =========
NET INCOME (LOSS) PER
 COMMON SHARE                 $      .01          $     .01
                              ==========          =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     1,375,000           1,875,000
                              ==========          =========


                   See Selected Notes to Financial Statements

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

================================================================================

                                             For The Nine Months   Cumulative
                                                   Ended            Amounts
                                               April 30, 1997    from Inception
                                             ------------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (Loss)                             $     9,033       $    (5,967)

CHANGES IN CERTAIN ASSETS AND LIABILITIES:
  Increase in accrued expenses                       67,068            42,068
  Increase in income taxes payable                    5,000             5,000
                                                -----------       -----------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                    81,101            41,101
                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock          6,402,112         6,402,175
  Advances from affiliate                            55,417            95,917
  Repayment to affiliate                            (95,917)          (95,917)
                                                -----------       -----------
      NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                 6,361,612         6,402,175
                                                -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) in restricted cash and
    investments                                  (6,149,649)       (6,149,649)
                                                -----------       -----------
      NET CASH (USED IN) INVESTING
       ACTIVITIES                                (6,149,649)       (6,149,149)
                                                -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS           293,064           293,627

CASH AND CASH EQUIVALENTS, beginning of period          563              --
                                                -----------       -----------
CASH AND CASH EQUIVALENTS, end of period        $   293,627       $   293,627
                                                ===========       ===========


                   See Selected Notes to Financial Statements

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                           FOR THE PERIOD MAY 30, 1996
                    (DATE OF INCEPTION) THROUGH JULY 31, 1996
              AND THE NINE MONTHS ENDED APRIL 30, 1997 (UNAUDITED)

================================================================================

                                                            Common stock
                                                             subject to                     Deficit
                                         Common Stock         possible     Additional  Accumulated During
                                      -------------------    conversion     Paid-In     the Development
                                       Shares   Par Value (249,875 shares)   Capital         Stage            Total
                                      --------- --------- ---------------- ----------- ------------------- -----------
Issuance of stock to original
 founders for cash, at par value        625,000    $ 63      $     --      $      --       $   --          $        63

Net loss for the period May 30, 1996
 (date of inception) through July
 31, 1996                                  --       --             --             --        (15,000)           (15,000)
                                      ---------    ----      ----------    -----------     --------        -----------

Balance, July 31, 1996                  625,000      63            --             --        (15,000)           (14,937)

Issuance of units to public           1,250,000     100       1,201,899      5,200,113         --            6,402,112

Net income for the period ended
 April 30, 1997                            --       --             --             --          9,033              9,033

Increase in value attributable to
 common shares subject to possible
 conversion                                --       --           74,962        (74,962)        --                 --
                                      ---------    ----      ----------    -----------     --------        -----------

Balance, April 30, 1997
 (unaudited)                          1,875,000    $163      $1,276,861    $ 5,125,151     $ (5,967)       $ 6,396,208
                                      =========    ====      ==========    ===========     ========        ===========


                   See Selected Notes to Financial Statements

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

                     SELECTED NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 1 - FINANCIAL STATEMENTS

      The financial statements have been prepared by Unity First Acquisition Corp. ("the Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1997 and for all periods presented have been made. The results of operations for the period ended April 30, 1997 are not necessarily indicative of the operating results for a full year.

      Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form S-1 (File No. 33-11165).

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

NOTE 3 - OFFERING OF SECURITIES

      On November 12, 1996, the Company completed its initial public offering (the "Offering") consisting of the sale of 1,250,000 units (the "Units"). Each Unit consists of one share of the Company's Common Stock ("Common Stock"), $.0001 par value, one Class A Redeemable Warrant (the "A Warrants") and one Class B Redeemable Warrant (the "B Warrants"). Each A Warrant and B Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.50 and $7.50, respectively, commencing on the later of a Business Combination or November 12, 1997. The A Warrants and B Warrants are redeemable, each as a class, in whole and not in part, at the option of the Company and with the consent of the Underwriter upon 30 days notice at any time after the Warrants become exercisable, only in the event that the reported high bid price of the Common Stock is at least $8.50 per share for the 20 consecutive trading days immediately prior to notice of redemption, at a price of $.05 per A Warrant or B Warrant. The Warrants are immediately separable and transferable. In connection with the Offering, the Company granted the managing underwriter (the "Underwriter") an option, exercisable within 45 business days from November 12, 1996, to purchase up to 187,500 additional Units at $6.00 per unit. This option, which was solely for the purpose of covering over-allotments, was not exercised by the Underwriter either in whole or in part prior to its expiration date. None of the A and B Warrants have been exercised through April 30, 1997.

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

For the nine months ended April 30, 1997, the Company had net income of $9,033 attributable to interest income of $150,454, offset by operating expenses of $136,421 primarily consisting of management and professional fees and income taxes of $5,000.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (A)  Exhibits

              (i) Financial Data Schedule (Exhibit 27)

         (B)  Reports on Form 8-K

              Inapplicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               UNITY FIRST ACQUISITION CORP.
                                                (registrant)


Dated: June 13, 1997                           By:/s/ Lawrence Burstein
                                                  -----------------------------
                                                  Lawrence Burstein
                                                  President
                                                  (Principal Executive Officer)


                                               By:/s/ Norman Leben
                                                  -----------------------------
                                                  Norman Leben
                                                  Secretary
                                                  (Principal Financial and
                                                   Accounting Officer)