Form 10-K405
period 1997-07-31
UNITY FIRST ACQUISITION CORP
filed 1997-10-29
CIK 1021435

================================================================================
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                ----------------------
                                      FORM 10-K
(MARK ONE)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the fiscal year ended   JULY 31, 1997
                        -------------------------------------------------------
                                          OR
/ /   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from _____________________ to ________________________

                   Commission file number  0-21683
                                          -------------------------------------

                            UNITY FIRST ACQUISITION CORP.
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         DELAWARE                                    13-3899021
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

245 FIFTH AVENUE, SUITE 1500, NEW YORK, NEW YORK                10016
--------------------------------------------------            ----------
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (212) 696-4282
                                                 ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------           -----------------------------------------

           -
----------------------------      ---------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK, $.0001 PAR VALUE
--------------------------------------------------------------------------------
                                   (Title of Class)

                        CLASS A COMMON STOCK PURCHASE WARRANTS
--------------------------------------------------------------------------------
                                   (Title of Class)

                        CLASS B COMMON STOCK PURCHASE WARRANTS
--------------------------------------------------------------------------------
                                   (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  /X/    No........
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes.......   No.........

                             ---------------------------

   The number of shares outstanding of the Registrant's common stock is 1,875,000 (as of October 27, 1997).
   The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $5,975,000 (as of October 27, 1997).

                         DOCUMENTS INCORPORATED BY REFERENCE

================================================================================

                                        PART I

ITEM 1.  BUSINESS


    (a)  GENERAL DEVELOPMENT OF BUSINESS

         Unity First Acquisition Corp. ("Unity") was formed in May 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination ("Business Combination") with an operating business (an "Acquired Business").

         In November 1996, Unity successfully consummated an initial public offering of its equity securities (the "IPO") from which it derived net proceeds of $6,402,112. Reference is made to Unity's Registration Statement on Form S-1 (File No. 333-11165), declared effective on November 12, 1996, for more detailed information in these regards.

         On September 19, 1997, Unity entered into a letter of intent to effectuate a Business Combination with Prism Systems, Inc., a Chicago-based computer systems integrator principally engaged in the development and marketing of voter registration information management systems for public sector use, in exchange for an approximately 80% equity interest in Unity.

         Consummation of the proposed Business Combination is subject, among other conditions, to the negotiation and execution of a definitive merger agreement and approval by Unity's public stockholders. There can be no assurance that the proposed Business Combination will be successfully consummated.

         Unity was incorporated as a Delaware corporation on May 30, 1996. Unity's executive offices are located at 245 Fifth Avenue, New York, New York 10016; its telephone number is (212) 696-4282.

    (b)  FINANCIAL INFORMATION ABOUT INDUSTRY'S SEGMENTS

         Not applicable.

    (c)  NARRATIVE DESCRIPTION OF BUSINESS

         See Item 1(a) above.

    (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         Not applicable.

ITEM 2.  PROPERTIES

         Unity's executive offices are located at 245 Fifth Avenue, New York, New York where it uses approximately 500 square feet of office space and premises occupied by Unity Venture Capital Associates Ltd. ("Unity VCA"), a concern which is an affiliate of certain of Unity's officers and directors. See
Item 13 hereof.


ITEM 3.  LEGAL PROCEEDINGS

         Unity is not a party to any legal proceedings which may have a material adverse effect upon Unity, its assets or its properties.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1997.


                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS

    (a)  Unity's Common Stock, Class A Redeemable Common Stock Purchase
Warrants ("Class A Warrants") and Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants") are each quoted on the OTC Bulletin Board under the respective symbols "UFAC", "UFACW" and "UFACZ". The following table sets forth the range of the high and low bid quotations on the OTC Bulletin Board for the periods indicated:

                                                            CLASS A                      CLASS B
                               COMMON STOCK                 WARRANTS                     WARRANTS
   THREE MONTHS           ---------------------       ----------------------      -----------------------
      ENDED                  HIGH         LOW           HIGH         LOW            HIGH            LOW
   ------------              ----         ---           ----         ---            ----            ---
January 31, 1997*           4-3/4        4-3/8          1-1/4        7/8           1-1/4           3/4

April 30, 1997              4-13/16      4-3/8          1-1/8        3/8             7/8           1/4

July 31, 1997               4-7/8        4-7/16         1-1/4        5/16            7/8           1/4


-------------------
*   Unity's securities began separate trading on November 21, 1996.

The above quotations represent prices between dealers and do not include retail mark up, markdown or commission. They do not necessarily represent actual transactions.

    (b) As of October 27, 1997, there were 33, 5 and 5 record holders of the Common Stock, Class A Redeemable Warrants and Class B Redeemable Warrants, respectively.

    (c) Unity has not declared any cash dividends on its Common Stock and has no intention to pay cash dividends in the foreseeable future.



ITEM 6.  SELECTED FINANCIAL DATA


         The following tables should be read in conjunction with the financial statements of Unity and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data of Unity has been derived from the financial statements of Unity, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein.


STATEMENTS OF OPERATIONS DATA:

                                            PERIOD FROM           PERIOD FROM
                                            MAY 30, 1996          MAY 30, 1996
                                         (DATE OF INCEPTION)   (DATE OF INCEPTION)
                      YEAR ENDED                 TO                    TO
                     JULY 31, 1997          JULY 31, 1996        JULY 31, 1997
                     -------------          -------------        -------------
Revenues              $        -             $        -           $        -
Net income (loss)          6,637                (15,000)           (   8,363)
Earnings (loss)              .01                (   .02)
  per common share
Weighted average
  common shares        1,515,000                625,000

BALANCE SHEET DATA:

                                               JULY 31,
                                  -------------------------------
                                      1997                1996
                                  -----------         -----------

Total assets                      $ 6,465,021         $  250,563
Total liabilities                 $    71,209         $  265,500
Shareholders' equity (deficit)    $ 5,154,432         $ ( 14,937)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Unity was incorporated in May 1996 for the purpose of raising money to fund a vehicle to effect a Business Combination with an Acquired Business. On November 12, 1996, Unity's registration statement under the Securities Act of 1933, as amended, covering 1,250,000 units, each unit consisting of one share of Unity's Common Stock, one Class A Redeemable Warrant and one Class B Redeemable Warrant at an initial public offering price of $6.00 per unit, was declared effective by the Securities and Exchange Commission. Unity derived $7,500,000 from the IPO prior to underwriting commissions of $600,000 and expenses of approximately $497,888, respectively.

         For the year ended July 31, 1997, Unity had net income of $6,637, solely attributable to interest and dividend income of $202,701, offset by general and administrative expenses of $192,489 and income taxes of $3,575. The Company incurred a net loss of $15,000 for the period May 30, 1996 (inception) through July 31, 1996, during which period Unity had no income whatsoever but had general and administrative expenses of $15,000.

         On September 19, 1997, Unity entered into a letter of intent to effectuate a Business Combination with Prism Systems, Inc., a Chicago-based computer systems integrator principally engaged in the development and marketing of voter registration information management systems for public sector use, in exchange for an approximately 80% equity interest in Unity.

    Consummation of the proposed Business Combination is subject, among other conditions, to the negotiation and execution of a definitive merger agreement and approval by Unity's public stockholders. There can be no assurance that the proposed Business Combination will be successfully consummated.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Reference is made to pps. F-1 through F-11 comprising a portion of this Annual Report on Form 10-K.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not Applicable.

                                       PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The current directors and executive officers of Unity are as follows:

     NAME               AGE       POSITION

Lawrence Burstein       54        President, Treasurer and
                                  Director

John Cattier            65        Director

Barry Ridings           45        Director

Norman Leben            37        Secretary and Director


         LAWRENCE BURSTEIN has been President, Treasurer and a director of Unity since its inception. For approximately ten years prior thereto, Mr. Burstein was the President, a director and principal stockholder of Trinity Capital Corporation, a private investment banking concern ("Trinity"). Trinity ceased operations upon the formation of Unity VCA. Since March 1996, Mr. Burstein has been Chairman of the Board and a principal shareholder of Unity VCA. Mr. Burstein is a director of four public companies, being, respectively, THQ Inc., which designs and markets Nintendo and Sega games, Brazil Fast Food Corp., the owner and operator of the second largest fast food restaurant chain in Brazil, CAS Medical Systems, Inc., engaged in the manufacture and marketing of blood pressure monitors and other medical products principally for the neonatal market, and The MNI Group Inc., engaged in the marketing of specially formulated medical foods. Mr. Burstein received an L.L.B. from Columbia Law School.

         JOHN CATTIER has been a director of Unity since its inception. Since May 1996, Mr. Cattier has been a director and shareholder of Unity VCA. Mr. Cattier has been an independent consultant since January 1985. From 1957 to December 1984, Mr. Cattier was associated with White Weld & Co., investment bankers, serving as a general partner, and with Credit Suisse White Weld (which subsequently became Credit Suisse First Boston), investment bankers, in various capacities, Mr. Cattier, who was both a director and stockholder of Trinity for at least five years prior to its cessation of operations, is a director of Pacific Assets Trust PLC, a United Kingdom investment trust, and Chairman of the Board of Directors of Heptagon Investments Limited, an investment company ("Heptagon"). Mr. Cattier received a B.A. from Yale University.

         BARRY RIDINGS has been a director of Unity since its inception. Since March 1990, Mr. Ridings has been a Managing Director of BT Alex. Brown Incorporated, investment bankers. From June 1986 to March
1990, Mr. Ridings was a Managing Director of Drexel
Burnham Lambert, investment bankers. Mr. Ridings is a director of SubMicron Systems Corporation, a semi-conductor capital equipment manufacturer, Transcor Waste Services Corp., a waste management company, Noodle Kidoodle, Inc., an operator of specialty toy stores, New Valley Corp., formerly known as Western Union, Search Capital Group, an auto finance company, Telemundo Group, a Spanish language television network, and Norex Industries Inc., a shipping company. Mr. Ridings received an M.B.A. from Cornell University.

         NORMAN LEBEN has been Secretary and a director of Unity since its inception. Mr. Leben is, and since 1988 has been, a partner of Dalessio Millner & Leben ("DML"), certified public accountants. Prior thereto and from 1985, Mr. Leben was engaged in the acquisition, management, syndication and operation of real estate and other emerging marketing businesses. Prior to 1985, Mr. Leben was employed by Laventhol & Horwath. Mr. Leben received a B.B.A. from George Washington University.

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Mr. Burstein devotes approximately 30% of his time to the affairs of Unity. Unity has not entered into employment agreements with either of its officers.



ITEM 11. EXECUTIVE COMPENSATION

    (a)  CASH COMPENSATION

         Unity's officers receive no compensation for serving as officers other than accountable reimbursement for any reasonable business expenses incurred in connection with activities undertaken on Unity's behalf.


    (b)  COMPENSATION PURSUANT TO PLANS

         Unity's 1996 Stock Option Plan (the "1996 Plan") was adopted by both of Unity's Board of Directors and by a majority in interest of Unity's stockholders on May 30, 1996. The 1996 Plan provides for the granting of 187,500 options which are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue

Code of 1986 or as options which are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). The total number of shares of Common Stock reserved for issuance under the 1996 Plan is 187,500. Options to purchase shares may be granted under the 1996 Plan to persons who, in the case of Incentive Stock Options, are employees (including officers) of Unity, or, in the case of Nonstatutory Stock Options, are employees (including officers) or non-employee directors of Unity. The exercise price of all Incentive Stock Options granted under the 1996 Plan must be at least equal to the fair market value of such shares on the date of the grant or, in the case of Incentive Stock Options granted to the holder of ten percent or more of Unity's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The maximum exercise period for which Incentive Stock Options may be granted is ten years from the date of grant (five years in the case of an individual owning more than 10% of Unity's Common Stock).

         No options have been granted under the 1996 Plan to date.


    (c)  OTHER COMPENSATION

         None.


    (d)  COMPENSATION OF DIRECTORS

         Unity's directors presently receive no compensation for their services as such.


    (e)  TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
         ARRANGEMENTS

         None.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         The following table sets forth information as of October 27, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Unity's Common Stock by (i) each person known by Unity to be the owner of more than 5% of its outstanding shares of Common Stock, (ii) each director and (iii) all officers and directors as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                AMOUNT AND
                                NATURE OF           PERCENTAGE
NAME AND ADDRESS OF             BENEFICIAL          OF OUTSTANDING
BENEFICIAL OWNER                OWNERSHIP(1)(2)     SHARES OWNED(2)

Lawrence Burstein                175,000(3)              9.3%
245 Fifth Avenue
New York, NY 10016

John Cattier                     140,500(3)              7.5%
Achlain Invermoriston
Invernesshire
IV3 6YN, United Kingdom

Barry Ridings                      6,000                  *
21 Lilac Lane
Princeton, NJ 08540

Norman Leben                      40,000(3)              2.1%
245 Fifth Avenue
New York, NY 10016

All officers and                 311,500(3)(4)          16.6%
 directors as a group
 (4 persons)

-----------------

*   Less than 1% of the outstanding Common Stock.

(1) Unless otherwise noted, Unity believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Does not include shares issuable upon exercise of the Directors' Warrants (as hereinafter defined) which are beneficially owned by each of the persons named in the above table but which are not exercisable until the consummation of a Business Combination.

(3) Includes 25,000 shares of Common Stock owned by Unity VCA, over which shares Messrs. Burstein, Leben and Cattier share voting and investment power.

(4) Includes (i) 75,000 shares held by Heptagon and (ii) 1,500 shares held by an affiliate of Heptagon. Mr. Cattier is Chairman of Heptagon's board of directors and exercises voting and dispositive control over approximately 7.6% of Heptagon's shares of capital stock. Mr. Cattier disclaims any voting or dispositive power over these shares. Also includes 39,000 shares owned by Cricket Services, Ltd. ("Cricket"), over which shares Mr. Cattier exercises voting and dispositive control. Both Heptagon and Cricket are private investment companies.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In June 1996, Unity issued an aggregate of 625,000 shares of Common Stock at a price of $.0001 per share, as follows: 25,000 shares to Unity VCA; 150,000 shares to Mr. Burstein; 15,000 shares to Mr. Leben; an aggregate of 76,500 shares to Heptagon and its affiliate; 39,000 shares to Cricket; 6,000 shares to Barry Ridings; and 313,500 shares to 24 other persons.

         In June 1996, the Company issued 58,334, 58,333, 58,333 and 25,000
Class A and Class B Warrants to each of, respectively, Messrs. Burstein, Leben, Cattier and Ridings (collectively, the "Directors' Warrants"), in consideration for future services to be rendered by such persons on behalf of Unity. The Directors' Warrants are identical to the Company's Series A and Series B Warrants offered and sold in the IPO but are not redeemable by Unity and may not be transferred until the consummation of a Business Combination.

         Unity has been obligated to pay Unity VCA, since June 1, 1996, a monthly fee of $7,500 for general and administrative services pursuant to an agreement which may be cancelled by either party upon 30 days' prior written notice. Such fee includes the use of approximately 500 square feet of office space in premises occupied by Unity VCA. DML, an accounting firm which is an affiliate of Mr. Leben, affords Unity VCA the use of such space at a monthly rental of $2,000. Messrs. Burstein, Cattier and Leben are each directors and shareholders of Unity VCA.

         Unity VCA had made non-interest demand loans aggregating approximately $50,000 to Unity as of the IPO date to cover expenses incurred by Unity in connection with the IPO. Unity repaid these loans out of the proceeds of the IPO.

         DML has performed bookkeeping, tax and accounting services for certain of the "blank check" companies of which Messrs. Burstein, Cattier and Ridings, have been directors and shareholders from their dates of inception through the consummation of their respective Business Combinations and performs similar services for Unity at an aggregate cost of $14,275 for the year ended July 31, 1997. DML may also be paid to engage in financial "due diligence" activities for Unity in connection with its evaluation of prospective Acquired Businesses for a Business Combination.

                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

    (a)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

         (i)  FINANCIAL STATEMENTS

              Report of Independent Public Accountants
              Balance Sheets - July 31, 1997 and 1996
              Statements of Operations for the year ended
                   July 31, 1997, the period May 30, 1996 (date of inception) through July 31, 1996 and the cumulative amounts from inception
              Statement of Changes in Stockholders' Equity
                   (Deficit) for the year ended July 31, 1997, and for the period May 30, 1996 (date of inception) through July 31, 1996
              Statements of Cash Flows for the year ended
                   July 31, 1997, the period May 30, 1996 (date of inception) through July 31, 1996 and the cumulative amounts from inception

              Notes to Financial Statements


         (ii) FINANCIAL STATEMENT SCHEDULES

              All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.


    (b)  REPORTS ON FORM 8-K

         None.


    (c)  EXHIBITS


  3.1    Restated Certificate of Incorporation(1)

  3.2    By-Laws(1)

  4.1    Form of certificate evidencing shares of Common Stock(1)

  4.2    Form of certificate evidencing Class A Redeemable Warrants(1)

  4.3    Form of certificate evidencing Class B Redeemable Warrants(1)

  4.4 Form of Unit Purchase Option between Unity and the Underwriters of the IPO(1)

  4.5 Form of Warrant Agreement between Unity and American Stock Transfer & Trust Company(1)

  10.1   Stock Option Plan(1)

  10.2   Form of Trust Agreement by and between Unity and The Bank of New
         York(1)

  10.3   Form of Insider's Letter(1)

  10.4 Form of Escrow Agreement by and among Unity, Lawrence Burstein, John Cattier, Cricket Services, Ltd., Barry Ridings, Norman Leben, Unity Venture Capital Associates Ltd. ("Unity") and American Stock Transfer & Trust Company(1)

  10.5 General and Administrative Services Agreement, dated as of May 30, 1996 by and between Unity and Unity Capital Corp.(1)

  10.6 Form of Officer/Director Warrant Purchase Agreement with the Representative of the IPO Underwriters(1)




-------------------

(1) Incorporated by reference to an exhibit filed as part of Unity's Registration Statement on Form S-1, File No. 333-11165), declared effective on November 12, 1996.

                    Report of Independent Public Accountants

To Unity First Acquisition Corp.:

We have audited the accompanying balance sheets of Unity First Acquisition Corp. (a Delaware corporation in the development stage) as of July 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year ended July 31, 1997, for the period from inception (May 30, 1996) to July 31, 1996, and for the period from inception to July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unity First Acquisition Corp. as of July 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended July 31, 1997, for the period from inception to July 31, 1996, and for the period from inception to July 31, 1997, in conformity with generally accepted accounting principles.

                                                 /s/ ARTHUR ANDERSEN LLP



New York, New York
September 19, 1997

                         UNITY FIRST ACQUISITION CORP.
                         (a development stage entity)

                                 BALANCE SHEETS
================================================================================

                                    ASSETS
                                    ------
                                                              July 31,
                                                      -------------------------
                                                         1997           1996
                                                      ----------    -----------


CASH AND CASH EQUIVALENTS                             $  266,533    $       563

RESTRICTED CASH AND INVESTMENTS                        6,198,488            -

DEFERRED REGISTRATION COSTS                                -            250,000
                                                      ----------    -----------

TOTAL ASSETS                                          $6,465,021    $   250,563
                                                      ==========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

LIABILITIES:
 Accrued expenses                                     $   67,634    $   225,000
 Income taxes payable                                      3,575           -
 Advances from affiliate                                    -            40,500
                                                      ----------    -----------
TOTAL LIABILITIES                                         71,209        265,500
                                                      ----------    -----------

COMMITMENTS AND CONTINGENCIES

COMMON STOCK, $.0001 par value,
 249,875 shares subject to possible
   conversion, at conversion value                     1,239,380           -
                                                       ---------     -----------
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value,
 5,000 shares authorized, no shares
   issued or outstanding                                     -             -
Common stock, $.0001 par value,
 20,000,000 shares authorized, 1,625,125
   and 625,000 shares issued and outstanding
     (excluding 249,875 shares subject
       to possible conversion)                               163             63
Additional paid-in capital                             5,162,632           -
Deficit accumulated during the development stage          (8,363)       (15,000)
                                                      ----------    -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   5,154,432        (14,937)

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                                    $6,465,021    $   250,563
                                                      ==========    ===========

                  See Accompanying Notes to Financial Statements

                          UNITY FIRST ACQUISITION CORP.
                          (a development stage entity)

                            STATEMENTS OF OPERATIONS
================================================================================

                                  For The      From May 30, 1996    Cumulative
                                 Year Ended   (Date of Inception)     Amounts
                                July 31, 1997   To July 31, 1996  from Inception
                                -------------   ----------------  --------------

REVENUE                           $       -        $       -         $       -
                                  ---------        ---------         ---------
EXPENSES:
 General and
  administrative                    192,489           15,000           207,489
                                  ---------        ---------         ---------
OTHER INCOME:
  Interest and dividends            202,701                -           202,701
                                  ---------        ---------         ---------

OPERATING INCOME (LOSS)              10,212          (15,000)           (4,788)

PROVISION FOR INCOME TAXES            3,575                -             3,575
                                  ---------        ---------         ---------

NET INCOME (LOSS)                 $   6,637        $ (15,000)        $  (8,363)
                                  =========        =========         =========
NET INCOME (LOSS) PER
 COMMON SHARE                     $     .01        $    (.02)
                                  =========        =========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING        1,515,000          625,000
                                  =========        =========


                   See Accompanying Notes to Financial Statements

                                                 UNITY FIRST ACQUISITION CORP.
                                                  (a development stage entity)

                                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                   FOR THE PERIOD MAY 30, 1996
                                          (DATE OF INCEPTION) THROUGH JULY 31, 1996
                                                 AND THE YEAR ENDED JULY 31, 1997

==================================================================================================================================


                                                                                           Deficit
                                                                    Additional    Accumulated During
                                            Common Stock              Paid-In      the Development
                                        Shares     Par Value           Capital           Stage              Total
                                        ------     ---------           -------     ------------------       -----
Issuance of stock to original
 founders for cash, at par value        625,000     $  63          $        -        $      -         $       63

Net loss for the period May 30, 1996
 (date of inception) through July
 31, 1996                                     -         -                   -         (15,000)           (15,000)
                                      ---------     -----           ----------        --------         ----------

Balance, July 31, 1996                  625,000        63                   -         (15,000)           (14,937)

Issuance of units to public           1,250,000       100            5,162,632               -         5,162,732

Net income for the year ended
 July 31, 1997                                -         -                    -           6,637             6,637
                                      ---------     -----           ----------        --------        ----------

Balance, July 31, 1997                1,875,000     $ 163          $5,162,632        $ (8,363)        $5,154,432
                                      =========     =====          ==========        ========         ==========


                       See Accompanying Notes to Financial Statements

                         UNITY FIRST ACQUISITION CORP.
                         (a development stage entity)

                           STATEMENTS OF CASH FLOWS
================================================================================

                                                    For The      From May 20, 1996    Cumulative
                                                   Year Ended   (Date of Inception)     Amounts
                                                  July 31, 1997   To July 31, 1996  from Inception
                                                  -------------   ----------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $   6,637        $ (15,000)        $  (8,363)

CHANGES IN CERTAIN ASSETS AND LIABILITIES:
  Increase in accrued expenses                         92,634                -            92,634
  Increase in income taxes payable                      3,575                -             3,575
                                                    ---------        ---------         ---------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                102,846          (15,000)           87,846
                                                    ---------        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of
    offering expenses                               6,402,112               63         6,402,175
  Advances from affiliate                              55,417           40,500            95,917
  Repayment to affiliate                              (95,917)               -           (95,917)
  Deferred registration costs                               -          (25,000)          (25,000)
                                                    ---------        ---------         ---------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                         6,361,612           15,563         6,377,175
                                                    ---------        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) in restricted cash and
    investments                                    (6,198,488)               -        (6,198,488)
                                                    ---------        ---------         ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                         265,970              563           266,533

CASH AND CASH EQUIVALENTS, beginning
  of period                                               563                -                 -
                                                    ---------        ---------         ---------
CASH AND CASH EQUIVALENTS, end
  of period                                         $ 266,533        $     563         $ 266,533
                                                    =========        =========         =========

                   See Accompanying Notes to Financial Statements

                         UNITY FIRST ACQUISITION CORP.
                         (a development stage entity)

                         NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 1 - ORGANIZATION AND OPERATIONS
------------------------------------

     Unity First Acquisition Corp. (the "Company") was incorporated in the State of Delaware on May 30, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination"). The Company is currently in the development stage. All activity of the Company to date relates to its formation, fund-raising, and search to effect a Business Combination.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

UTILIZATION OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and early application is not permitted. The Company does not expect the adoption of this statement to have a material effect on its financial position or on the results of operations.

                         UNITY FIRST ACQUISITION CORP.
                         (a development stage entity)

                         NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 3 - OFFERING OF SECURITIES
-------------------------------

     On November 12, 1996, the Company completed its initial public offering (the "Offering") consisting of the sale of 1,250,000 units (the "Units"). Each Unit consists of one share of the Company's Common Stock ("Common Stock"), $.0001 par value, one Class A Redeemable Warrant (the "A Warrants") and one Class B Redeemable Warrant (the "B Warrants"). Each A Warrant and B Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $5.50 and $7.50, respectively, commencing on the later of a Business Combination or November 12, 1997. The A Warrants and B Warrants are redeemable, each as a class, in whole and not in part, at the option of the Company and with the consent of the managing underwriter ("Underwriter") upon 30 days notice at any time after the Warrants become exercisable, only in the event that the reported high bid price of the Common Stock is at least $8.50 per share, with respect to the Class A Warrants, and $10.50 per share, with respect to the Class B Warrants for the 20 consecutive trading days immediately prior to notice of redemption, at a price of $.05 per A Warrant or B Warrant. The Warrants are immediately separable and transferable. In connection with the Offering, the Company granted the Underwriter an option, exercisable within 45 business days from November 12, 1996, to purchase up to 187,500 additional Units at $6.00 per unit. This option, which was solely for the purpose of covering over-allotments, was not exercised by the Underwriter either in whole or in part prior to its expiration date. None of the A and B Warrants have been exercised through July 31, 1997.

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

                         UNITY FIRST ACQUISITION CORP.
                         (a development stage entity)

                         NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 3 - OFFERING OF SECURITIES (Continued)

     All of the Company's Initial Stockholders, including all of the officers and directors of the Company, have agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of all non-affiliated future stockholders of the Company with respect to a Business Combination. In addition, the Common Stock owned by all of the executive officers and directors of the Company, their affiliates and by all persons owning 5% or more of the currently outstanding shares of Common Stock was placed in escrow until the earlier of (i) the occurrence of a Business Combination or (ii) 18 months from the date of the Offering. During the escrow period, such stockholders are not able to sell or otherwise transfer their respective shares of Common Stock, but will retain all other rights as stockholders of the Company, including, without limitation, the right to vote such shares of Common Stock.

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

NOTE 4 - RESTRICTED CASH AND INVESTMENTS
----------------------------------------

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

                         UNITY FIRST ACQUISITION CORP.
                         (a development stage entity)

                         NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 5 - CAPITAL STOCK
----------------------

     The Company's Certificate of Incorporation authorizes the issuance of 20,000,000 shares of Common Stock. There are 14,862,500 authorized but unissued shares of Common Stock available for issuance (after appropriate reserves for the issuance of Common Stock in connection with the Class A Redeemable Warrants and Class B Redeemable Warrants, the Underwriters' UPOs, the executive officers and director Class A Warrants and Class B Warrants, and the future grants under the Company's 1996 Stock Option Plan). The Company's Board of Directors has the power to issue any or all of the future grants under the Company's 1996 Stock Option Plan. The Company's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval.

     The Company currently has no commitments to issue any shares of Common Stock other than as described in Offering; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of Common Stock are issued, dilution to the interests of the Company's stockholders participating in the Offering will occur.

     The Board of Directors of the Company is empowered, without stockholder approval, to issue up to 5,000 shares of "blank check" preferred stock (the "Preferred Stock") with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's Common Stock. To date, no shares of preferred stock have been issued.

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Chairman of the Board of Directors and the President of the Company are principal shareholders, officers and directors of Unity Venture Capital Associates Ltd. ("Unity") which owns shares in the Company. Beginning June 1, 1996, commensurate with the Company's activities primarily related to the Offering, the Company agreed to pay Unity a monthly fee of $7,500 for general and administrative services, including the use of office space in premises occupied by Unity. At July 31, 1996, the Company owed $15,000 (included in advances from affiliate on the balance sheet) to Unity for administrative services.

     Through July 31, 1996, the Company had obtained advances totaling $25,500 from Unity to cover expenses related to the Offering which were included in advances from affiliate on the balance sheet at July 31, 1996. These advances were repaid out of the proceeds of the Offering in 1997.

                         UNITY FIRST ACQUISITION CORP.
                         (a development stage entity)

                         NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 7 - STOCK OPTION PLAN
--------------------------

     On May 30, 1996, the Company's Board of Directors approved a stock option plan (the "Plan"). The Plan, which is subject to shareholder approval, provides for issuance of up to 187,500 options (the "Options") to acquire shares of the Company's Common Stock.

     The Options are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). The Options may be granted under the Plan to persons who, in the case of Incentive Stock Options, are key employees (including officers) of the Company, or, in the case of Nonstatutory Stock Options, are key employees (including officers) and nonemployee directors of the Company, except that Nonstatutory Stock Options may not be granted to a holder of more than 10% of the total voting power of the Company.

     The exercise price of all Incentive Stock Options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant or, in the case of Incentive Stock Options granted to the holder of 10% or more of the Company's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The exercise price of all Nonstatutory Stock Options granted under the Plan shall be determined by the Board of Directors of the Company at the time of grant. The maximum exercise period for which the Options may be granted is ten years from the date of grant (five years in the case of Incentive Stock Options granted to an individual owning more than 10% of the Company's Common Stock). The aggregate fair market value (determined at the date of the option grant) of such shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.

     The FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which will require companies either to reflect in their financial statements or reflect as supplemental disclosure the impact on earnings and earnings per share of the fair value of stock based compensation using certain pricing models for the option component of stock option plans. The Company, as permitted, will account for the issuance of Stock options in accordance with APB 25 in its financial statements. As of July 31, 1997, no options have been granted under the Plan. Disclosure, as required by SFAS 123, will be made upon the issuance of options.

                         UNITY FIRST ACQUISITION CORP.
                         (a development stage entity)

                         NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE 8 - INCOME TAXES
---------------------

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income taxes." Under this method, deferred income taxes are determined based on differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NOTE 9 - CONTINGENCY
--------------------

     The Company has agreed to indemnify the Underwriter against certain liabilities, including liabilities under the Securities Act.

NOTE 10 - SUBSEQUENT EVENT
--------------------------

     On September 19, 1997, the Company entered into a letter of intent to effectuate a Business Combination with Prism Systems, Inc. ("Prism"), a Chicago-based computer systems integrator principally engaged in the development and marketing of voter registration information management systems for public sector use, in exchange for an approximately 80% interest in the Company. The Company anticipates that the merger will be accounted for as a "reverse merger" which would result in Prism being treated as the purchaser in the transaction. Prism will use the purchase method of accounting for the transaction and contemplates no resulting goodwill.

     Consummation of the proposed Business Combination is subject to, among other conditions, the negotiation and execution of a definitive merger agreement and approval by the Company's public stockholders. There can be no assurance that the proposed Business Combination will be successfully consummated.

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of October, 1997.

                        UNITY FIRST ACQUISITION CORP.



                        By: /s/ Lawrence Burstein
                            -------------------------------
                            Lawrence Burstein
                            President



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                        CAPACITY                 DATE
    ----------                        --------                 ----

                                 President and
                                 Director (Principal
                                 Executive, Financial
                                 and Accounting
/s/ Lawrence Burstein            Officer)                 October 27, 1997
----------------------
Lawrence Burstein



----------------------           Director
John Cattier



/s/ Barry  Ridings               Director                 October 27, 1997
----------------------
Barry  Ridings


                                 Secretary and
/s/ Norman Leben                 Director                 October 27, 1997
----------------------
Norman Leben