Form 10-K405/A
period 1997-07-31
UNITY FIRST ACQUISITION CORP
filed 1997-11-13
CIK 1021435

================================================================================
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                ----------------------
                                     FORM 10-K/A
(MARK ONE)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the fiscal year ended   JULY 31, 1997
                        -------------------------------------------------------
                                          OR
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

  27     Financial Data Schedule


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

                                      SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 12th day of November, 1997.

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


    SIGNATURES                        CAPACITY                 DATE
    ----------                        --------                 ----

                                 President and
                                 Director (Principal
                                 Executive, Financial
                                 and Accounting
/s/ Lawrence Burstein            Officer)                 November 12, 1997
----------------------
Lawrence Burstein



----------------------           Director
John Cattier



/s/ Barry  Ridings               Director                 November 12, 1997
----------------------
Barry  Ridings


                                 Secretary and
/s/ Norman Leben                 Director                 November 12, 1997
----------------------
Norman Leben