Form 10-Q
period 1997-10-31
UNITY FIRST ACQUISITION CORP
filed 1997-12-10
CIK 1021435

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended October 31, 1997

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 [X] Yes  [ ] No

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

     1,875,000 shares of Common Stock at December 10, 1997

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

                            UNITY FIRST ACQUISITION CORP.
                             (A DEVELOPMENT STAGE ENTITY)

                                    BALANCE SHEETS

================================================================================
                                        ASSETS
                                        ------


                                            OCTOBER 31, 1997    JULY 31, 1997
                                            ----------------    -------------
                                                (Unaudited)

Cash and cash equivalents                       $   201,309     $   266,533
Restricted cash and investments                   6,271,422       6,198,488
                                                -----------     -----------

    TOTAL ASSETS                                 $6,472,731     $ 6,465,021
                                                -----------     -----------
                                                -----------     -----------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

LIABILITIES:
 Accrued expenses                               $    63,610     $    67,634
 Income taxes payable                                 3,604           3,575
                                                -----------     -----------

    TOTAL LIABILITIES                                67,214          71,209
                                                -----------     -----------

COMMITMENTS AND CONTINGENCIES

Common stock, $.0001 par value, 249,875 shares
   subject to possible  conversion, at
    conversion value                              1,253,623       1,239,380
                                                -----------     -----------

SHAREHOLDERS' EQUITY:

 Preferred stock, $.01 par value, 5,000 shares
   authorized, no shares  issued or outstanding           -               -
 Common stock, $.0001 par value, 20,000,000 shares
   authorized, 1,625,125 and 625,000 shares issued
     and outstanding (excluding 249,875 shares
      subject to possible conversion)                   163             163
 Additional paid-in capital                       5,148,389       5,162,632
 Retained earnings (deficit) accumulated
    during the development stage                      3,342          (8,363)
                                                -----------     -----------

    TOTAL SHAREHOLDERS' EQUITY                    5,151,894       5,154,432
                                                -----------     -----------

    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                     $6,472,731      $6,465,021
                                                -----------     -----------
                                                -----------     -----------

               See Accompanying Selected Notes to Financial Statements

                              UNITY FIRST ACQUISITION CORP.
                              (a development stage entity)

                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

================================================================================

                                               FOR THE                      CUMULATIVE
                                           THREE MONTHS ENDED                 AMOUNTS
                                               OCTOBER 31,                FROM INCEPTION
                                  -----------------------------------     --------------
                                        1997               1996
                                  ---------------     ---------------
                                  (Unaudited)         (Unaudited)

REVENUES                          $     -             $    -                $   -
                                  -------------       ----------            ---------

EXPENSES:
 General and administrative              55,956           22,500              263,445
                                  -------------       ----------            ---------

OTHER INCOME:
  Interest and dividends                 75,524            -                  278,225
                                  -------------       ----------            ---------

OPERATING INCOME (LOSS)                  19,568          (22,500)              14,780

PROVISION FOR INCOME TAXES               7,863             -                   11,438
                                  -------------       ----------            ---------

NET INCOME (LOSS)                 $      11,705       $  (22,500)           $   3,342
                                  -------------       ----------            ---------
                                  -------------       ----------            ---------

NET INCOME (LOSS) PER
 COMMON SHARE                     $         .01       $     (.04)
                                  -------------       ----------
                                  -------------       ----------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING            1,875,000          625,000
                                  -------------       ----------
                                  -------------       ----------


                 See Accompanying Selected Notes to Financial Statements

                              UNITY FIRST ACQUISITION CORP.
                              (A DEVELOPMENT STAGE ENTITY)

                      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       FOR THE THREE MONTHS ENDED OCTOBER 31, 1997
                                       (UNAUDITED)

================================================================================

                                                                  RETAINED EARNINGS
                                                                      (DEFICIT)
                                                                     ACCUMULATED
                                  COMMON STOCK       ADDITIONAL       DURING THE
                             ---------------------    PAID-IN        DEVELOPMENT
                               SHARES    PAR VALUE    CAPITAL           STAGE             TOTAL
                             ----------  ---------  ------------  ------------------  ----------------

Balance,
 August 1, 1997              1,875,000    $  163    $5,162,632         $(8,363)          $5,154,432

Net income for the
 three months ended
 October 31, 1997                -           -          -               11,705               11,705

Increase in value
 attributable to
 common shares
 subject to possible
 conversion                      -           -         (14,243)            -                (14,243)
                             ---------    ------    ----------         -------           ----------
Balance,
 October 31, 1997            1,875,000    $  163    $5,148,389         $ 3,342           $5,151,894
                             ---------    ------    ----------         -------           ----------
                             ---------    ------    ----------         -------           ----------










                 See Accompanying Selected Notes To Financial Statements

                              UNITY FIRST ACQUISITION CORP.
                              (a development stage entity)

                                STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

================================================================================

                                            FOR THE
                                         THREE MONTHS       CUMULATIVE
                                             ENDED            AMOUNTS
                                        OCTOBER 31, 1997   FROM INCEPTION
                                       -----------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                $  11,705      $       3,342

CHANGES IN CERTAIN ASSETS AND LIABILITIES:
  Increase (decrease) in accrued expenses      (4,024)            88,610
  Increase in income taxes payable                 29              3,604
                                            ---------         ----------

    NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                7,710             95,556
                                            ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock         -             6,402,175
  Advances from affiliate                        -                95,917
  Repayment to affiliate                         -               (95,917)
  Deferred registration costs                    -               (25,000)
                                            ---------         ----------

NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                -             6,377,175
                                            ---------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) in restricted cash and
    investments                               (72,934)        (6,271,422)
                                            ---------         ----------

NET DECREASE (INCREASE) IN CASH AND CASH
  EQUIVALENTS                                 (65,224)           201,309

CASH AND CASH EQUIVALENTS,
    beginning of period                       266,533               -
                                            ---------         ----------

CASH AND CASH EQUIVALENTS,
    end of period                            $201,309        $   201,309
                                            ---------         ----------
                                            ---------         ----------



                 See Accompanying Selected Notes to Financial Statements

                              UNITY FIRST ACQUISITION CORP.
                              (A DEVELOPMENT STAGE ENTITY)

                         SELECTED NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 1 - FINANCIAL STATEMENTS

    The financial statements have been prepared by Unity First Acquisition Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1997 and for all periods presented have been made. The results of operations for the period ended October 31, 1997 are not necessarily indicative of the operating results for a full year.

    Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report Form 10K for the year ended July 31, 1997.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

    NET INCOME (LOSS) PER COMMON SHARE

    Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" . This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock operations and warrants into common stock using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and early application is not permitted. The Company does not expect the adoption of this statement to have a material effect on its financial position or on the results of operations.

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

NOTE 5 - PENDING ACQUISITION

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

For the three months ended October 31, 1997, the Company had net income of $11,705 attributable to interest income of $75,524, offset by operating expenses of $55,956, primarily consisting of management and professional fees, and income taxes of $7,863.

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

                                               UNITY FIRST ACQUISITION CORP.
                                                (registrant)


Dated: December 11, 1997                       By:/s/ Lawrence Burstein
                                                  -----------------------------
                                                  Lawrence Burstein
                                                  President
                                                  (Principal Executive Officer)


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