Form 10-Q
period 1998-01-31
UNITY FIRST ACQUISITION CORP
filed 1998-03-17
CIK 1021435

                                    United States
                          Securities and Exchange Commission
                               Washington, D.C.  20549

                                      Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1998

                                          or

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

     1,875,000 shares of Common Stock at March 16, 1998

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

                           UNITY FIRST ACQUISITION CORP.
                            (A DEVELOPMENT STAGE ENTITY)

                                   BALANCE SHEETS


================================================================================

                                        ASSETS
                                        ------

                                             January 31, 1998     July 31, 1997
                                               (Unaudited)

Cash and cash equivalents                      $    131,718       $    266,533
Restricted cash and investments                   6,343,621          6,198,488
                                               ------------       ------------

     TOTAL ASSETS                              $  6,475,339       $  6,465,021
                                               ------------       ------------
                                               ------------       ------------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

LIABILITIES:
 Accrued expenses                              $     47,426       $     67,634
 Income taxes payable                                 3,575              3,575
                                               ------------       ------------

TOTAL LIABILITIES                                    51,001             71,209
                                               ------------       ------------

COMMITMENTS AND CONTINGENCIES

Common stock, $.0001 par value,
  249,875 shares subject to possible
  conversion, at conversion value                 1,268,116          1,239,380
                                               ------------       ------------
SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
   5,000 shares authorized, no shares
   issued or outstanding                              -                  -
 Common stock, $.0001 par value,
   20,000,000 shares authorized,
   1,625,125 shares issued and
   outstanding (excluding 249,875
   shares subject to possible conversion)               163                163
 Additional paid-in capital                       5,133,896          5,162,632
 Retained earnings (deficit)accumulated
   during the development stage                      22,163             (8,363)
                                               ------------       ------------

     TOTAL SHAREHOLDERS' EQUITY                   5,156,222          5,154,432
                                               ------------       ------------

          TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY              $  6,475,339       $  6,465,021
                                               ------------       ------------
                                               ------------       ------------


                  See Selected Notes to Financial Statements

                           UNITY FIRST ACQUISITION CORP.
                            (A DEVELOPMENT STAGE ENTITY)

                              STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

================================================================================

                                        For The                       For The              Cumulative
                                    Six Months Ended             Three Months Ended         Amounts
                                      January 31,                   January 31,          from Inception
                               ------------------------      ------------------------    --------------
                                 1998           1997           1998           1997
                               ---------      ---------      ---------      ---------
REVENUES                       $    -         $    -         $    -         $    -         $    -
                               ---------      ---------      ---------      ---------      ---------

EXPENSES:
 General and administrative      110,100         78,707         54,144         56,207        317,589
                               ---------      ---------      ---------      ---------      ---------

OTHER INCOME:
  Interest and dividends         149,594         67,698         74,070         67,698        352,295
                               ---------      ---------      ---------      ---------      ---------

OPERATING INCOME (LOSS)           39,494        (11,009)        19,926         11,491         34,706

PROVISION FOR INCOME TAXES         8,968           -             1,105            -           12,543
                               ---------      ---------      ---------      ---------      ---------

NET INCOME (LOSS)              $  30,526     $  (11,009)     $  18,821      $  11,491      $  22,163
                               ---------      ---------      ---------      ---------      ---------
                               ---------      ---------      ---------      ---------      ---------
NET INCOME (LOSS) PER
 COMMON SHARE                     $  .02        $  (.01)        $  .01         $  .01
                               ---------      ---------      ---------      ---------
                               ---------      ---------      ---------      ---------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING     1,875,000        871,527      1,875,000      1,118,056
                               ---------      ---------      ---------      ---------
                               ---------      ---------      ---------      ---------

                   See Selected Notes to Financial Statements


                         UNITY FIRST ACQUISITION CORP.
                         (A DEVELOPMENT STAGE ENTITY)

                   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JANUARY 31, 1998
                                 (UNAUDITED)
================================================================================

                                                             Retained Earnings
                                                                 (Deficit)
                                                                Accumulated
                          Common Stock            Additional     During the
                    -------------------------       Paid-In     Development
                      Shares       Par Value        Capital         Stage         Total
                    ----------     ----------     ----------     ----------     ----------
Balance,
 August 1, 1997      1,875,000     $      163     $5,162,632     $   (8,363)    $5,154,432

Net income for the
 six months ended
 January 31, 1998         -              -              -            30,526         30,526

Increase in value
 attributable to
 common shares
 subject to possible
 conversion               -              -           (28,736)          -           (28,736)
                    ----------     ----------     ----------     ----------     ----------

Balance,
 January 31, 1998    1,875,000     $      163     $5,133,896     $   22,163     $5,156,222
                    ----------     ----------     ----------     ----------     ----------
                    ----------     ----------     ----------     ----------     ----------


                See Selected Notes To Financial Statements


                         UNITY FIRST ACQUISITION CORP.
                         (A DEVELOPMENT STAGE ENTITY)

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
================================================================================

                                                           For The
                                                          Six Months
                                                            Ended
                                                          January 31,              Cumulative
                                             --------------------------------       Amounts
                                                   1998              1997        from Inception
                                             ----------------    ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $    30,526         $  (11,009)       $    22,163

CHANGES IN CERTAIN ASSETS AND LIABILITIES:
  (Decrease) increase in accrued expenses         (20,208)           127,529            72,397
  Increase in income taxes payable                   -                  -                3,604
                                              -----------         -----------      -----------
NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                    10,318            116,520            98,164
                                              -----------         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock             -             6,402,112         6,402,175
  Advances from affiliate                            -                55,417            95,917
  Repayment to affiliate                             -               (95,917)          (95,917)
  Deferred registration costs                        -                  -              (25,000)
                                              -----------         -----------       -----------

NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                        -             6,361,612         6,377,175
                                              -----------         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) in restricted cash
   and investments                               (145,133)        (6,071,041)       (6,343,621)
                                              -----------         -----------       -----------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                    (134,815)            407,091          131,718

CASH AND CASH EQUIVALENTS,
    beginning of period                           266,533                 563             -
                                              -----------         -----------       -----------

CASH AND CASH EQUIVALENTS,
    end of period                                $131,718            $407,654         $131,718
                                              -----------         -----------       -----------
                                              -----------         -----------       -----------


                   See Selected Notes to Financial Statements

                           UNITY FIRST ACQUISITION CORP.
                            (A DEVELOPMENT STAGE ENTITY)

                       SELECTED NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 1 - FINANCIAL STATEMENTS
-----------------------------

     The financial statements have been prepared by Unity First Acquisition Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1998 and for all periods presented have been made. The results of operations for the period ended January 31, 1998 are not necessarily indicative of the operating results for a full year.

     Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Company's annual report Form 10K for the year ended July 31, 1997.

NOTE 2 - ORGANIZATION AND OPERATIONS
------------------------------------

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

     Utilization of Estimates
     ------------------------

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

                           UNITY FIRST ACQUISITION CORP.
                            (A DEVELOPMENT STAGE ENTITY)

                       SELECTED NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)
------------------------------------------------------------

     Net Income (Loss) Per Common Share
     ----------------------------------

     Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" . This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock operations and warrants into common stock using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and early application is not permitted. The adoption of this statement did not have a material effect on the computation of EPS.

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

                           UNITY FIRST ACQUISITION CORP.
                            (A DEVELOPMENT STAGE ENTITY)

                       SELECTED NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 5 - PENDING ACQUISITION
----------------------------

     On September 19, 1997, the Company entered into a letter of intent to effectuate a Business Combination with Prism Systems, Inc. ("Prism"), a Chicago-based computer systems integrator principally engaged in the development and marketing of voter registration information management systems for public sector use, in exchange for an approximately 80% interest in the Company. In December 1997, the Company elected not to proceed with the proposed Business Combination as a consequence of the inability of the parties to agree upon the terms of a definitive Business Combination Agreement.

     On January 19, 1998, the Company entered into a letter of intent to effectuate a Business Combination with Boston Optical Fiber, Inc., a producer of plastic optical fiber for use in computer networks, local access communications, office networks and industrial controls, as well as in medical devices such as endoscopes and fiber optic probes, in exchange for an approximately 62.5% equity interest in the Company.

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

For the six months ended January 31, 1998, the Company had net income of $30,526 attributable to interest income of $149,594, offset by operating expenses of $110,100, primarily consisting of management and professional fees, and income taxes of $8,968.

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

                                        UNITY FIRST ACQUISITION CORP.
                                                 (Registrant)


Dated:  March 16, 1998                  By: /s/ Lawrence Burstein
                                            -------------------------------
                                             Lawrence Burstein
                                             President
                                             (Principal Executive Officer)



                                             By: /s/ Norman Leben
                                                --------------------------------
                                                  Norman Leben
                                                  Secretary
                                                  (Principal Financial and
                                                   Accounting Officer)