Form 10-Q
period 1998-04-30
UNITY FIRST ACQUISITION CORP
filed 1998-06-10
CIK 1021435

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1998

                                       or

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

     1,875,000 shares of Common Stock at June 10, 1998

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

                         UNITY FIRST ACQUISITION CORP.
                         (A DEVELOPMENT STAGE ENTITY)

                                BALANCE SHEETS

================================================================================
ASSETS

                                          April 30, 1998      July 31, 1997
                                            (Unaudited)

Cash and cash equivalents                  $   39,343          $  266,533
Restricted cash and investments             6,415,845           6,198,488
                                           ----------          ----------

     TOTAL ASSETS                          $6,455,188          $6,465,021
                                           ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 Accrued expenses                          $   93,266          $   67,634
 Income taxes payable                           3,400               3,575
                                           ----------          ----------

TOTAL LIABILITIES                              96,666              71,209
                                           ----------          ----------

COMMITMENTS AND CONTINGENCIES

Common stock, $.0001 par value, 249,875
  shares subject to possible  conversion,
  at conversion value                       1,282,608           1,239,380
                                           ----------          ----------

SHAREHOLDERS' EQUITY:

Preferred stock, $.01 par value, 5,000
 shares authorized, no shares issued or
 outstanding                                        -                   -
Common stock, $.0001 par value, 20,000,000
 shares authorized, 1,625,125 shares issued
 and outstanding (excluding 249,875 shares
 subject to possible conversion)                  163                 163
Additional paid-in capital                  5,119,404           5,162,632
Retained earnings (deficit) accumulated
 during the development stage                 (43,653)             (8,363)
                                           ----------          ----------

     TOTAL SHAREHOLDERS' EQUITY             5,075,914           5,154,432
                                           ----------          ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                 $6,455,188          $6,465,021
                                           ==========          ==========

                   See Selected Notes to Financial Statements


                                                     UNITY FIRST ACQUISITION CORP.
                                                      (A DEVELOPMENT STAGE ENTITY)

                                                        STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)
==============================================================================================================================

                                           For The                      For The              Cumulative
                                       Nine Months Ended           Three Months Ended          Amounts
                                           April 30,                    April 30,           From Inception
                                   ------------------------      ------------------------   --------------
                                     1998           1997            1998          1997
                                   ---------      ---------      ---------      ---------
REVENUES                           $     -        $     -        $     -        $     -        $     -
                                   ---------      ---------      ---------      ---------      ----------
EXPENSES:
 General and administrative          236,265        136,421        126,165         57,714         443,754
                                   ---------      ---------      ---------      ---------      ----------

OTHER INCOME:
  Interest and dividends             222,268        150,454         72,674         82,756         424,969
                                   ---------      ---------      ---------      ---------      ----------

OPERATING (LOSS) INCOME              (13,997)        14,033        (53,491)        25,042         (18,785)

PROVISION FOR INCOME TAXES            21,293          5,000         12,325          8,800          24,868
                                   ---------      ---------      ---------      ---------      ----------

NET (LOSS) INCOME                  $ (35,290)     $   9,033      $ (65,816)     $  16,242      $  (43,653)
                                   =========      =========      =========      =========      ==========

BASIC NET (LOSS) INCOME PER
 COMMON SHARE                      $    (.02)     $     .01      $    (.04)     $     .01
                                   =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         1,875,000      1,375,000      1,875,000      1,875,000
                                   =========      =========      =========      =========

                        See Selected Notes to Financial Statements

                             UNITY FIRST ACQUISITION CORP.
                             (A DEVELOPMENT STAGE ENTITY)

                      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         FOR THE NINE MONTHS ENDED APRIL 30, 1998
                                     (UNAUDITED)
==========================================================================================
                                                           Retained Earnings
                                                               (Deficit)
                                                              Accumulated
                            Common Stock         Additional    During the
                        ---------------------      Paid-In     Development
                         Shares     Par Value      Capital         Stage          Total
                        ---------   ---------     ----------      --------     ----------
Balance,
 August 1, 1997         1,875,000     $ 163       $5,162,632     $ (8,363)    $5,154,432

Net loss for the
 nine months ended
 April 30, 1998                 -         -                -      (35,290)       (35,290)

Increase in value
 attributable to
 common shares
 subject to possible
 conversion                     -         -         (43,228)            -        (43,228)
                        ---------     -----      ----------      --------     ----------
Balance,
 April 30,1998          1,875,000     $ 163      $5,119,404      $(43,653)    $5,075,914
                        =========     =====      ==========      ========     ==========



                          See Selected Notes To Financial Statements

                                    UNITY FIRST ACQUISITION CORP.
                                    (A DEVELOPMENT STAGE ENTITY)

                                      STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                     For The
                                                   Nine Months
                                                      Ended             Cumulative
                                                  April 30, 1998          Amounts
                                             ------------------------  from Inception
                                               1998           1997     --------------
                                             ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                          $ (35,290)     $   9,033    $  (43,653)

CHANGES IN CERTAIN ASSETS AND LIABILITIES:
  Increase in accrued expenses                  25,632         67,068       118,237
  (Decrease) increase in income taxes payable     (175)         5,000         3,429
                                             ---------     ----------    ----------
NET CASH (USED IN) PROVIDED BY OPERATING
  ACTIVITIES                                    (9,833)        81,101        78,013
                                             ---------     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock             -      6,402,112     6,402,175
  Advances from affiliate                            -         55,417        95,917
  Repayment to affiliate                             -        (95,917)      (95,917)
  Deferred registration costs                        -              -       (25,000)
                                             ---------     ----------    ----------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                         -      6,361,612     6,377,175
                                             ---------     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) in restricted cash and
     investments                              (217,357)    (6,149,649)   (6,415,845)
                                             ---------     ----------    ----------

NET (DECREASE) INCREASE IN CASH AND
 CASH  EQUIVALENTS                            (227,190)       293,064        39,343

CASH AND CASH EQUIVALENTS,
    beginning of period                        266,533            563             -
                                             ---------     ----------    ----------

CASH AND CASH EQUIVALENTS,
    end of period                            $  39,343     $  293,627    $   39,343
                                             =========     ==========    ==========

                    See  Selected Notes to Financial Statements

                           UNITY FIRST ACQUISITION CORP.
                            (A DEVELOPMENT STAGE ENTITY)

                       SELECTED NOTES TO FINANCIAL STATEMENTS

================================================================================

NOTE 1 - FINANCIAL STATEMENTS

   The financial statements have been prepared by Unity First Acquisition Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1998 and for all periods presented have been made. The results of operations for the period ended April 30, 1998 are not necessarily indicative of the operating results for a full year.

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

   On January 19, 1998, the Company entered into a letter of intent to effectuate a Business Combination with Boston Optical Fiber, Inc., a producer of plastic optical fiber for use in computer networks, local access communications, office networks and industrial controls, as well as in medical devices such as endoscopes and fiber optic probes, in exchange for an approximately 62.5% equity interest in the Company. The Company elected not to proceed with the proposed Business Combination as a consequence of the inability of the partners to agree upon the terms of a definitive Business Combination agreement.

   On May 7, 1998, the Company entered into a letter of intent to effectuate a Business Combination with Worlds Inc., a developer of three-dimensional ("3D") Internet technology for different markets. The acquisition, if consummated, calls for each share of Worlds Inc., common stock being converted into .357 shares of the Company's common stock.

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

                           UNITY FIRST ACQUISITION CORP.
                            (A DEVELOPMENT STAGE ENTITY)

                       SELECTED NOTES TO FINANCIAL STATEMENTS

================================================================================


NOTE 6 - RELATED PARTY TRANSACTIONS

   For the period ended April 30, 1998, the Company incurred $67,500 of management fees charged by Unity Venture Capital Associates, Ltd.

   For the period ended April 30, 1998, the Company incurred $58,840 of professional fees to a law firm, one of whose partners is a stockholder of the Company.

   For the period ended April 30, 1998, the Company incurred $38,985 of professional fees to an accounting firm,one of whose partners is an Officer and Director of the Company.

     ===========================================================================

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

For the nine months ended April 30, 1998, the Company had a net loss of $35,290 attributable to interest income of $222,268, offset by operating expenses of $236,265, primarily consisting of management and professional fees, and income taxes of $21,293.

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

                                        UNITY FIRST ACQUISITION CORP.
                                                 (Registrant)


Dated: June 10, 1998                    By: /s/ Lawrence Burstein
                                           ---------------------------------
                                             Lawrence Burstein
                                             President
                                             (Principal Executive Officer)



                                        By: /s/ Norman Leben
                                           ---------------------------------
                                             Norman Leben
                                             Secretary
                                             (Principal Financial and
                                              Accounting Officer)