Form 10-K405
period 1998-07-31
UNITY FIRST ACQUISITION CORP
filed 1999-01-26
CIK 1021435

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
|X|   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the fiscal year ended      JULY 31, 1998
                          ------------------------------------------------------
                                       OR
|_|   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from                        to
                               ----------------------    -----------------------
                         Commission file number 0-21683
                                                --------------------------------

                          UNITY FIRST ACQUISITION CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                         13-3899021
---------------------------------           ------------------------------------
(State or other jurisdict                   (I.R.S. Employer Identification No.)
of incorporation or organization)

 245 FIFTH AVENUE, SUITE 1500, NEW YORK, NEW YORK                10016
-------------------------------------------------           ----------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (212) 696-4282
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:


      TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------          -----------------------------------------


--------------------------------------------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.0001 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

                     CLASS A COMMON STOCK PURCHASE WARRANTS
--------------------------------------------------------------------------------
                                (Title of Class)

                     CLASS B COMMON STOCK PURCHASE WARRANTS
--------------------------------------------------------------------------------
                                (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes........  No |X|
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes....... No.........

                             ----------------------

  The number of shares outstanding of the Registrant's common stock is 1,875,000 (as of January 22, 1999).
  The aggregate market value of the voting stock held by non-affiliates of the Registrant is $ 8,159,515 (as of January 22, 1999).

                       DOCUMENTS INCORPORATED BY REFERENCE

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

                  On May 6, 1998, Unity entered into a letter of intent to effectuate a Business Combination ("Merger") with Worlds, Inc. ("Worlds"), a company engaged in developing music-oriented content applications for its proprietary 3D Internet technology for consumer markets, as well as developing select business oriented applications. On June 25, 1998, Unity and Worlds entered into a definitive Agreement and Plan of Merger and Reorganization to effectuate the Merger.

                  On October 29, 1998, those holders of Unity's common stock who acquired their respective shares ("Public Shares") in Unity's IPO or at any time thereafter (the "Unity Public Stockholders"), at a special meeting of Unity's stockholders, rejected the Worlds Merger by a vote of 317,000 shares in favor of such Merger and 884,000 shares in favor of its rejection.

                  Article SEVENTH, paragraph (c) of Unity's Certificate of Incorporation (the "Unity Charter") states that:

                  In the event that the Corporation does not consummate a Business Combination by the later of (i) 18 months after consummation of the IPO or (ii) 24 months after the consummation of the IPO in the event that an agreement for a

                  Business Combination was executed but was not consummated within such 18 month period (the later of such dates being referred to as the "Termination Date"), the officers of the Corporation shall take all such actions as may be necessary to dissolve and liquidate the Corporation within sixty days of the Termination Date. In the event that the Corporation is so dissolved and liquidated, liquidating distributions shall be made only with respect to the Public Shares and the Corporation shall pay no liquidating distribution with respect to any shares of Common Stock outstanding prior to the consummation of the IPO.

Article SEVENTH also states, among other things, that paragraph (c) shall apply during the period commending upon the consummation of the IPO and terminating upon the consummation of any Business Combination and may not be amended during such period.

                  As a consequence of the rejection of the Worlds Merger by the Unity Public Stockholders, Article SEVENTH, paragraph (c) of the Unity Charter would have required the liquidation and dissolution of Unity (the "Liquidation") no later than January 11, 1999. Had such Liquidation taken place on that date, the Unity Public Stockholders, collectively, would have received a liquidating distribution representing their respective pro rata interest in a trust fund established for their benefit upon the consummation of the IPO, which currently approximates $6.5 million.

                  On December 10, 1998, Unity entered into a letter of intent to effectuate a Merger with GraphOn Corporation, a privately owned developer and marketer of proprietary "thin client" software that enables a diverse range of desktop computing devices ("desktops") to easily access and utilize UNIX applications from any location, over both fast networks and slow internet connections.

                  Unity's Board of Directors has unanimously concluded that a Merger with GraphOn would be in the best interests of both Unity and its stockholders, including the Unity Public Stockholders. Consequently, Unity's Board of Directors has sought and obtained an opinion from special Delaware counsel to the effect that such Article SEVENTH, paragraph (c), which attempts to waive Unity's statutory right to amend the Unity Charter, is contrary to Delaware law and cannot prevent Unity and its stockholders from amending the Unity Charter.

                  Subject to its submission under the Securities Exchange Act of 1934, as amended, of proxy solicitation materials, Unity's Board of Directors intends to seek the approval of the Unity Public Stockholders to
(i) amend the Unity Charter to remove the provision therein that would have required Unity to commence the Liquidation as a consequence of its inability to consummate a Business Combination within the period defined by Article SEVENTH, paragraph (c) of the Unity Charter and, if such approval is obtained, to (ii) consider and vote upon a proposal to approve Unity's Merger with GraphOn. If either the amendment to the Unity Charter or such Merger is not approved by a majority in equity interest of the Unity Public Stockholders, Unity will immediately commence the Liquidation.

                  The proposed amendment to the Unity Charter will not affect the right of any Unity Public Stockholder to convert his shares of Unity Common Stock into cash, as provided in Article SEVENTH of the Unity Charter, should such Unity Public Stockholder object to the GraphOn Merger and such Merger is approved by a majority in equity interest of the Unity Public Stockholders and thereafter consummated.

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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1998.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK
                  AND RELATED STOCKHOLDER MATTERS


         (a) Unity's Common Stock, Class A Redeemable Common Stock Purchase Warrants ("Class A Warrants") and Class B Redeemable Common Stock Purchase Warrants ("Class B Warrants") are each quoted on the OTC Bulletin Board under the respective symbols "UFAC", "UFACW" and "UFACZ". The following table sets forth the range of the high and low bid quotations on the OTC Bulletin Board for the periods indicated:

                                                         CLASS A          CLASS B
                              COMMON STOCK               WARRANTS         WARRANTS
   THREE MONTHS              ---------------          ------------      -------------
      ENDED                  HIGH        LOW          HIGH     LOW      HIGH      LOW
   ------------              ----        ---          ----     ---      ----      ---
January 31, 1997*           4-3/4      4-3/8        1-1/4     7/8     1-1/4      3/4

April 30, 1997              4-13/16    4-3/8        1-1/8     3/8      7/8       1/4

July 31, 1997               4-7/8      4-7/16       1-1/4     5/16     7/8       1/4

October 31, 1997             N/A        N/A         13/16     1/4      7/16      1/8

January 31, 1998            5-1/2        5            1       3/8      9/16      1/4

April 30, 1998              5-3/16     4-7/8          1       5/8      1/2       1/4

July 31, 1998               5-5/16     4-7/8        1-1/4     1/2      7/16      3/8




----------

*        Unity's securities began separate trading on November 21, 1996.


The above quotations represent prices between dealers and do not include retail mark up, markdown or commission. They do not necessarily represent actual transactions.

         (b) As of January 22, 1999, there were 37, 6 and 5 record holders of the Common Stock, Class A Redeemable Warrants and Class B Redeemable Warrants, respectively.

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


STATEMENTS OF OPERATIONS DATA:


                                                                       PERIOD FROM                        PERIOD FROM
                                                                       MAY 30, 1996                       MAY 30, 1996
                                                                        (DATE OF                           (DATE OF
                               YEARS ENDED                             INCEPTION) TO                      INCEPTION) TO
                                  JULY 31,                             JULY 31, 1996                      JULY 31, 1998
                        -------------------------                      -------------                     ---------------
                           1998               1997
                           ----               ----
Revenues                  $   -               $  -                      $     -                              $      -
Net income (loss)        (315,991)            6,637                      (15,000)                            ( 324,354)
Earnings (loss)              (.14)               -                       (   .02)
  per common share
Weighted average
  common shares         1,875,000         1,515,000                      625,000



BALANCE SHEET DATA:

                                                           JULY 31,
                                              ---------------------------------
                                               1998                        1997
                                               ----                        ----

Total assets                                $6,489,903                $ 6,465,021
Total liabilities                           $  412,082                $    71,209
Shareholders' equity                        $4,780,520                $ 5,154,432


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

                  For the year ended July 31, 1998, for the year ended July 31, 1997 and for the period from the date of inception (May 30, 1996) to July 31, 1996, Unity had net income (loss) of $(315,991), $6,637 and $(15,000), respectively. These results of operations were attributable to interest and dividend income offset by general and administrative expenses, primarily consisting of management and professional fees of $346,390, $127,775 and $15,000, respectively, and taxes. Unity was inactive during the period May 30, 1996 (date of inception) through November 19, 1996.

                  At July 31, 1998, Unity had cash and cash equivalents and short-term investments, inclusive of restricted cash and investments of $6,489,707, totaling $6,489,903 and total liabilities of $412,082.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Reference is made to pps. F-1 through F-12 comprising a portion of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The current directors and executive officers of Unity are as follows:

     NAME                                   AGE               POSITION
     ----                                   ---               --------
Lawrence Burstein                           55                President, Treasurer and
                                                              Director

John Cattier                                66                Director

Barry Ridings                               46                Director

Norman Leben                                38                Secretary and Director



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

                  BARRY RIDINGS has been a director of Unity since its inception. Since March 1990, Mr. Ridings has been a Managing
Director of BT Alex. Brown & Sons, investment bankers.  From June
1986 to March 1990, Mr. Ridings was a Managing Director of Drexel Burnham Lambert, investment bankers. Mr. Ridings is a director of SubMicron Systems Corporation, a semi-conductor capital equipment manufacturer, Transcor Waste Services Corp., a waste management company, Noodle Kidoodle, Inc., an operator of specialty toy stores, New Valley Corp., formerly known as Western Union, Search Capital Group, an auto finance company, Telemundo Group, a Spanish language television network, and Norex Industries Inc., a shipping company. Mr. Ridings received an M.B.A. from Cornell University.

                  NORMAN LEBEN has been Secretary and a director of Unity since its inception. Mr. Leben is, and since 1988 has been, a partner of Dalessio Millner & Leben LLP ("DML"), certified public accountants. Prior thereto and from 1985, Mr. Leben was engaged in the acquisition, management, syndication and operation of real estate and other emerging marketing businesses. Prior to 1985, Mr.
Leben was employed by Laventhol & Horwath.  Mr. Leben received a
B.B.A. from George Washington University.

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


         (e)      TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
                  ARRANGEMENTS

                  None.




ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

                  The following table sets forth information as of January 22,1999, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Unity's Common Stock by (i) each person known by Unity to be the owner of more than 5% of its outstanding shares of Common Stock, (ii) each director and (iii) all officers and directors as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


                        AMOUNT AND
                        NATURE OF           PERCENTAGE
NAME AND ADDRESS OF     BENEFICIAL          OF OUTSTANDING
BENEFICIAL OWNER        OWNERSHIP(1)(2)     SHARES OWNED(2)
-------------------     ---------------     ----------------
Lawrence Burstein       175,000(3)                9.3%
245 Fifth Avenue
New York, NY 10016

John Cattier            140,500(3)                7.5%
Achlain Invermoriston
Invernesshire
IV3 6YN, United Kingdom


Barry Ridings             6,000                    *
21 Lilac Lane
Princeton, NJ 08540

Norman Leben             40,000(3)                2.1%
245 Fifth Avenue
New York, NY 10016

All officers and        311,500(3)(4)            16.6%
 directors as a group
 (4 persons)

--------------------

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

                  DML has performed bookkeeping, tax and accounting services for certain of the "blank check" companies of which Messrs. Burstein, Cattier and Ridings, have been directors and shareholders from their dates of inception through the consummation of their respective Business Combinations and performs similar services for Unity at an aggregate cost of $15,570 for the year ended July 31, 1998.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K

         (a)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                  (i)      FINANCIAL STATEMENTS                                          Page
                                                                                         ----
                           Report of Independent Public Accountants                       F-1
                           Balance Sheets - July 31, 1998 and 1997                        F-2
                           Statements of Operations for the years ended
                                    July 31, 1998 and 1997, the period May 30,
                                    1996 (date of inception) through July 31,
                                    1996 and the cumulative amounts from
                                    inception                                             F-3
                           Statements of Cash Flows for the years ended July 31,
                                    1998 and 1997, the period May 30, 1996 (date
                                    of inception) through July 31, 1996 and the
                                    cumulative amounts from inception                     F-4
                           Statements of Changes in Stockholders' Equity
                                    for the years ended July 31, 1998 and 1997,
                                    and for the period May 30, 1996 (date of
                                    inception) through July 31, 1996                      F-5
                           Notes to Financial Statements                               F-6 - F-12


                  (ii)     FINANCIAL STATEMENT SCHEDULES

                           All financial statement schedules are omitted because
                  the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.


         (b)      REPORTS ON FORM 8-K

                  None.


         (c)      EXHIBITS

 2.1 Agreement and Plan of Merger and Reorganization dated as of June 25, 1998 between Unity and Worlds, Inc. (1)

 3.1              Restated Certificate of Incorporation(2)

 3.2              By-Laws(2)

 4.1              Form of certificate evidencing shares of Common Stock(2)

 4.2              Form of certificate evidencing Class A Redeemable
                  Warrants(2)

 4.3              Form of certificate evidencing Class B Redeemable
                  Warrants(2)

 4.4              Form of Unit Purchase Option between Unity and the
                  Underwriters of the IPO(2)

 4.5              Form of Warrant Agreement between Unity and American
                  Stock Transfer & Trust Company(2)

10.1              Stock Option Plan(2)

10.2 Form of Trust Agreement by and between Unity and The Bank of New York(2)

10.3              Form of Insider's Letter(2)

10.4              Form of Escrow Agreement by and among Unity, Lawrence
                  Burstein, John Cattier, Cricket Services, Ltd., Barry
                  Ridings, Norman Leben, Unity Venture Capital Associates
                  Ltd. ("Unity") and American Stock Transfer & Trust
                  Company(2)

10.5 General and Administrative Services Agreement, dated as of May 30, 1996 by and between Unity and Unity Capital
                  Corp.(2)


10.6 Form of Officer/Director Warrant Purchase Agreement with the Representative of the IPO Underwriters(2)


--------------------

(1) Incorporated by reference to an exhibit filed as part of Unity's Registration Statement on Form S-4, File No. 333- 59863), declared effective on September 14, 1998.
(2) Incorporated by reference to an exhibit filed as part of Unity's Registration Statement on Form S-1, File No. 333- 11165), declared effective on November 12, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 22nd day of January, 1999.

                                            UNITY FIRST ACQUISITION CORP.



                                            By: /S/LAWRENCE BURSTEIN
                                               ---------------------------------
                                                Lawrence Burstein
                                                President



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


         SIGNATURES                           CAPACITY                                           DATE
         ----------                           --------                                           ----

                                            President and
                                            Director (Principal
                                            Executive, Financial
                                            and Accounting
/S/LAWRENCE BURSTEIN                        Officer)                                      January 22, 1999
----------------------------
Lawrence Burstein


----------------------------                 Director
John Cattier


/S/BARRY RIDINGS                             Director                                     January 22, 1999
----------------------------
Barry  Ridings

                                            Secretary and
/S/NORMAN LEBEN                             Director                                      January 22, 1999
----------------------------
Norman Leben


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unity First Acquisition Corp:

We have audited the accompanying balance sheets of Unity First Acquisition Corp. (a Delaware corporation in the development stage) as of July 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended July 31, 1998 and 1997, for the period from inception (May 30, 1996) to July 31, 1996, and for the period from inception (May 30, 1996) to July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unity First Acquisition Corp. as of July 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended July 31, 1998 and 1997, for the period from inception (May 30, 1996) to July 31, 1996, and for the period from inception (May 30,
1996) to July 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise with no significant operating results to date and, at July 31, 1998, had $196 of remaining unrestricted assets available to meet its current obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Notes 1, 3 and 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, New York                                     ARTHUR ANDERSEN LLP
December 10, 1998

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                                 BALANCE SHEETS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                     ASSETS

                                                                                         JULY 31,
                                                                                  ---------------------
                                                                                  1998             1997
                                                                                  ----             ----
CASH AND CASH EQUIVALENTS                                                    $      196       $  266,533

RESTRICTED CASH AND INVESTMENTS                                               6,489,707        6,198,488
                                                                             ----------       ----------
                                                                             ----------       ----------

      TOTAL ASSETS                                                           $6,489,903       $6,465,021
                                                                             ----------       ----------
                                                                             ----------       ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

 ACCRUED EXPENSES                                                            $  379,082       $   67,634

 ADVANCES FROM AFFILIATE                                                         33,000             --

 INCOME TAXES PAYABLE                                                             --               3,575
                                                                             ----------       ----------

      TOTAL LIABILITIES                                                         412,082           71,209
                                                                             ----------       ----------
COMMITMENTS AND CONTINGENCIES

Common stock, $.0001 par value,
  249,875 shares subject to possible
    conversion, at conversion value                                           1,297,301        1,239,380
                                                                             ----------       ----------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value,
  5,000 shares authorized, no shares
    issued or outstanding                                                        --               --
 Common stock, $.0001 par value,
  20,000,000 shares authorized, 1,625,125
     shares issued and outstanding
      (excluding 249,875 shares subject to possible conversion)                     163              163
Additional paid-in capital                                                    5,104,711        5,162,632
Deficit accumulated during the development stage                               (324,354)          (8,363)
                                                                             ----------       ----------
      TOTAL STOCKHOLDERS' EQUITY                                              4,780,520        5,154,432
                                                                             ----------       ----------
      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                               $6,489,903       $6,465,021
                                                                             ----------       ----------
                                                                             ----------       ----------

                 See Accompanying Notes to Financial Statements.

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                            STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                     For the Year Ended July 31,     From May 30, 1996           Cumulative
                                     --------------------------      (Date of Inception)           Amounts
                                        1998            1997          to July 31, 1996          from Inception
                                        ----            ----         -------------------        --------------

REVENUE                           $    --           $  --                 $  --                    $  --
                                  ----------       ---------             --------                 ---------
EXPENSES:
 General and administrative          612,237         192,489               15,000                   819,726
                                  ----------       ---------             --------                 ---------
OTHER INCOME:
  Interest and dividends             296,246         202,701                 --                     498,947
                                  ----------       ---------             --------                 ---------
OPERATING (LOSS) INCOME             (315,991)         10,212              (15,000)                 (320,779)

PROVISION FOR INCOME
  TAXES                                --              3,575                 --                       3,575
                                  ----------       ---------             --------                 ---------
NET (LOSS) INCOME                 $ (315,991)      $   6,637             $(15,000)                $(324,354)
                                  ----------       ---------             --------                 ---------
                                  ----------       ---------             --------                 ---------
NET (LOSS) INCOME PER
 COMMON SHARE -
  BASIC AND DILUTED               $     (.17)      $   --                $   (.02)
                                   ---------       ---------              -------
                                   ---------       ---------              -------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED                1,875,000       1,515,000              625,000
                                   ---------       ---------              -------
                                   ---------       ---------              -------


                 See Accompanying Notes to Financial Statements.

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                     For the Year  Ended July 31,          From May 30, 1996          Cumulative
                                                     ----------------------------          (Date of Inception)           Amounts
                                                        1998              1997               to July 31, 1996        from Inception
                                                      --------          --------           -------------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                 $  (315,991)        $  6,637               $  (15,000)            $  (324,354)
                                                    -----------        ---------               ----------             -----------
CHANGES IN CERTAIN ASSETS AND LIABILITIES:
  Increase in accrued expenses                          311,448           92,634                   --                     404,082
  (Decrease) increase in income taxes payable            (3,575)           3,575                   --                       --
                                                    -----------        ---------               ----------             -----------
      NET CASH (USED IN) PROVIDED BY
        OPERATING ACTIVITIES                             (8,118)         102,846                  (15,000)                 79,728
                                                    -----------        ---------               ----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                 --            6,402,112                       63               6,402,175
  Advances from affiliate                                33,000           55,417                   40,500                 128,917
  Repayment to affiliate                                 --              (95,917)                   --                    (95,917)
  Deferred registration costs                            --               --                      (25,000)                (25,000)
                                                    -----------        ---------               ----------             -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES          33,000        6,361,612                   15,563               6,410,175
                                                    -----------        ---------               ----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) in restricted cash and investments        (291,219)      (6,198,488)                   --                 (6,489,707)
                                                    -----------        ---------               ----------             -----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                     (266,337)         265,970                      563                     196

CASH AND CASH EQUIVALENTS, beginning of period          266,533              563                   --                       --
                                                    -----------        ---------               ----------             -----------
CASH AND CASH EQUIVALENTS, end of period             $      196       $  266,533                $     563               $     196
                                                    -----------        ---------               ----------             -----------
                                                    -----------        ---------               ----------             -----------


                 See Accompanying Notes to Financial Statements.

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD MAY 30, 1996
                    (DATE OF INCEPTION) THROUGH JULY 31, 1996
               AND EACH OF THE YEARS ENDED JULY 31, 1998 AND 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                                       Deficit
                                                                               Additional         Accumulated During
                                                   Common Stock                 Paid-In            the Development
                                               Shares        Par Value          Capital                 Stage                Total
                                               ------        ---------         ----------          -----------------         -----
Issuance of stock to original
 founders for cash, at par value              625,000        $     63       $    --                 $      --           $       63

Net (loss) for the period
  May 30, 1996 (date of inception)
   through July 31, 1996                        --              --               --                       (15,000)         (15,000)
                                            ---------        --------       ----------                  ---------       ----------

Balance, July 31, 1996                        625,000              63            --                       (15,000)         (14,937)

Issuance of units to public, net
  of shares subject to possible
   conversion                               1,000,125             100         5,162,632                    --            5,162,732

Net income for the year ended
 July 31, 1997                                  --              --               --                         6,637            6,637
                                            ---------        --------       ----------                  ---------       ----------
Balance, July 31, 1997                      1,625,125             163         5,162,632                    (8,363)       5,154,432

Net (loss) for the year ended
 July 31, 1998                                  --              --               --                      (315,991)        (315,991)

Increase in value attributable to
 common shares subject to possible
 conversion                                     --              --             (57,921)                    --              (57,921)
                                            ---------        --------       ----------                  ---------       ----------

Balance, July 31, 1998                      1,625,125        $    163       $5,104,711                  $(324,354)      $4,780,520
                                            ---------        --------       ----------                  ---------       ----------
                                            ---------        --------       ----------                  ---------       ----------

                 See Accompanying Notes to Financial Statements.

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND OPERATIONS

      Unity First Acquisition Corp. ("Unity") was incorporated in the State of Delaware on May 30, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination"). Unity is currently in the development stage. All activity of Unity to date relates to its formation, fund-raising, and search to effect a Business Combination.

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

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic
      EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and early application is not permitted. The adoption of this statement did not have a material effect on Unity's financial position or on the results of operations.

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 3 - OFFERING OF SECURITIES

      On November 12, 1996, Unity completed its initial public offering (the "Offering") consisting of the sale of 1,250,000 units (the "Units"). Each Unit consisted of one share of Unity's Common Stock ("Common Stock"), $.0001 par value, one Class A Redeemable Warrant (the "A Warrants") and one Class B Redeemable Warrant (the "B Warrants"). Each A Warrant and B Warrant entitles the holder to purchase from Unity one share of Common Stock at an exercise price of $5.50 and $7.50, respectively, commencing on the later of a Business Combination or November 12, 1997. The A Warrants and B Warrants are redeemable, each as a class, in whole and not in part, at the option of Unity and with the consent of the managing underwriter ("Underwriter") upon 30 days notice at any time after the Warrants become exercisable, only in the event that the reported high bid price of the Common Stock is at least $8.50 per share, with respect to the Class A Warrants, and $10.50 per share, with respect to the Class B Warrants for the 20 consecutive trading days immediately prior to notice of redemption, at a price of $.05 per A Warrant or B Warrant. The Warrants are immediately separable and transferable. In connection with the Offering, Unity granted the Underwriter an option, exercisable within 45 business days from November 12, 1996, to purchase up to 187,500 additional Units at $6.00 per unit. This option, which was solely for the purpose of covering over-allotments, was not exercised by the Underwriter either in whole or in part prior to its expiration date. None of the A and B Warrants have been exercised through July 31, 1998.

      Net proceeds of the Offering to Unity including the purchase of warrants by the Underwriter, discussed below, were $6,402,112, after deducting related expenses. Ninety percent (90%) of the net proceeds are held in an interest bearing Trust Fund until the earlier of (i) written notification by Unity of its need for all or substantially all of the net proceeds for the purpose of implementing or facilitating the implementation of a Business Combination or (ii) the liquidation of Unity (See Note 10).

      Unity's Certificate of Incorporation requires that in the event that Unity does not effect a Business Combination within eighteen months from the date of the Offering, Unity will be dissolved and Unity will distribute to all Public Stockholders in proportion to their respective equity interests in Unity, an aggregate sum equal to Unity's book value, calculated as of the approval date of such proposal. In this regard, Unity's Initial Stockholders, including all of the officers and directors of Unity, have agreed to waive their respective rights to participate in any such liquidation distribution (See Note 10).

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 3 - OFFERING OF SECURITIES (CONTINUED)

      All of Unity's Initial Stockholders, including all of its officers and directors, have agreed to vote their respective shares of Common Stock in accordance with the vote of the majority of all non-affiliated future stockholders of Unity with respect to a Business Combination. In addition, Unity stock owned by all of the executive officers and directors of Unity, their affiliates and by all persons owning 5% or more of the currently outstanding shares of Common Stock was placed in escrow until the earlier of (i) the occurrence of a Business Combination or (ii) 18 months from the date of the Offering. During the escrow period, such stockholders are not able to sell or otherwise transfer their respective shares of Common Stock, but will retain all other rights as stockholders of Unity, including, without limitation, the right to vote such shares of Common Stock.

      In connection with the Offering, Unity sold to the Underwriter and its designees, for $100, warrants (the "Underwriter's Warrants") to purchase up to 125,000 Units at an exercise price of $6.60 per Unit. The Underwriter's Warrants will be exercisable for a period of five years commencing on November 12, 1996. The Underwriter's Warrants are not redeemable and have not been exercised.

NOTE 4 - RESTRICTED CASH AND INVESTMENTS

      Unity, pursuant to the terms of the Offering, placed $6,007,500 as of November 19, 1996, in a trust account which was primarily invested in a short-term U.S. Government Security. These funds are subject to release upon the earlier of (i) written notification by Unity of its need for all or substantially all of the net proceeds for the purpose of implementing or facilitating the implementation of a Business Combination or (ii) the liquidation of Unity (See Note 10).

NOTE 5 - CAPITAL STOCK

      Unity's Certificate of Incorporation authorizes the issuance of 20,000,000 shares of Common Stock. There are 14,862,500 authorized but unissued shares of Common Stock available for issuance (after appropriate reserves for the issuance of Common Stock in connection with the Class A Redeemable Warrants and Class B Redeemable Warrants, the Underwriters' Warrants, the executive officers and directors' Class A Warrants and Class B Warrants, and future grants under Unity's 1996 Stock Option Plan). Unity's Board of Directors has the power to issue any or all of the future grants under the Company's 1996 Stock Option Plan. Unity's Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval.

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


NOTE 5 - CAPITAL STOCK (CONTINUED)

      Unity currently has no commitments to issue any shares of Common Stock other than as described in the Offering; however, Unity will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination (See Note 10). To the extent that additional shares of Common Stock are issued, dilution to the interests of Unity's stockholders participating in the Offering will occur.

      The Board of Directors of Unity is empowered, without stockholder approval, to issue up to 5,000 shares of "blank check" preferred stock (the "Preferred Stock") with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Unity's Common Stock. To date, no shares of preferred stock have been issued.

NOTE 6 - RELATED PARTY TRANSACTIONS

      The Chairman of the Board of Directors and the President of Unity are principal shareholders, officers and directors of Unity Venture Capital Associates Ltd. ("Venture") which owns shares in Unity. Beginning June 1, 1996, commensurate with Unity's activities primarily related to the Offering, Unity agreed to pay Venture a monthly fee of $7,500 for general and administrative services, including the use of office space in premises occupied by Venture. At July 31, 1998, Unity owed $33,000 to Venture for administrative services.

      Through July 31, 1996, Unity had obtained advances totaling $25,500 from Venture to cover expenses related to the Offering. These advances were repaid out of the proceeds of the Offering in 1997.

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 7 - STOCK OPTION PLAN

      On May 30, 1996, Unity's Board of Directors approved a stock option plan (the "Plan"). The Plan, which is subject to shareholder approval, provides for issuance of up to 187,500 options (the "Options") to acquire shares of Unity's Common Stock.

      The Options are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). The Options may be granted under the Plan to persons who, in the case of Incentive Stock Options, are key employees (including officers) of the Company, or, in the case of Nonstatutory Stock Options, are key employees (including officers) and nonemployee directors of the Company, except that Nonstatutory Stock Options may not be granted to a holder of more than 10% of the total voting power of Unity.

      The exercise price of all Incentive Stock Options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant or, in the case of Incentive Stock Options granted to the holder of 10% or more of Unity's Common Stock, at least 110% of the fair market value of such shares on the date of grant. The exercise price of all Nonstatutory Stock Options granted under the Plan shall be determined by the Board of Directors of Unity at the time of grant. The maximum exercise period for which the Options may be granted is ten years from the date of grant (five years in the case of Incentive Stock Options granted to an individual owning more than 10% of Unity's Common Stock.) The aggregate fair market value (determined at the date of the option grant) of such shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.

      The FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which requires companies either to reflect in their financial statements or reflect as supplemental disclosure the impact on earnings and earnings per share of the fair value of stock based compensation using certain pricing models for the option component of stock option plans. As of July 31, 1998, no options have been granted under the Plan. Disclosure, as required by SFAS 123, will be made upon the issuance of options.

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

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

NOTE 9 - CONTINGENCY

      Unity has agreed to indemnify the Underwriter against certain liabilities, including liabilities under the Securities Act.

NOTE 10 - PENDING ACQUISITION

      On May 6, 1998, Unity entered into a letter of intent to effectuate a Business Combination ("Merger") with Worlds, Inc. ("Worlds"), a company engaged in developing music-oriented content applications for its proprietary 3D Internet technology for consumer markets, as well as developing select business oriented applications. On June 25, 1998, Unity and Worlds entered into a definitive Agreement and Plan of Merger and Reorganization (the "Merger Agreement") to effectuate the Merger.

      On October 29, 1998, Unity's stockholders, at a special meeting convened to consider whether to approve or reject the Merger contemplated by the Merger Agreement, rejected the Merger.

      As a consequence of the rejection of the Worlds Merger by the Unity Public Stockholders, Article SEVENTH, paragraph (c) of Unity's Certificate of Incorporation would have required the liquidation and dissolution of Unity (the "Liquidation") no later than January 11, 1999. Had such Liquidation taken place on that date, the Unity Public Stockholders, collectively, would have received a liquidating distribution representing their respective pro rata interest in a trust fund established for their benefit upon the consummation of the IPO, which currently approximates $6.5 million.

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 10 - PENDING ACQUISITIONS (CONT'D)

      On December 10, 1998, Unity entered into a letter of intent to effectuate a Business Combination with GraphOn Corporation, a privately owned developer and marketer of proprietary "thin client" software that enables a diverse range of desktop computing devices ("desktops") to easily access and utilize UNIX applications from an location, over both fast networks and slow internet connections.

      Unity's Board of Directors has unanimously concluded that a Business Combination with GraphOn would be in the best interests of both Unity and its stockholders, including the Unity Public Stockholders. Consequently, Unity's Board of Directors has sought and obtained an opinion from special Delaware counsel to the effect that such Article SEVENTH, paragraph (c), which attempts to waive Unity's statutory right to amend the Unity Certificate of Incorporation, is contrary to Delaware law and cannot prevent Unity and its stockholders from amending the Unity Certificate of Incorporation.

      Subject to its submission under the Securities Exchange Act of 1934, as amended, of proxy solicitation materials, Unity's Board of Directors intends to seek the approval of the Unity Public Stockholders to (i) amend the Unity Certificate of Incorporation to remove the provision therein that would have required Unity to commence the Liquidation as a consequence of its inability to consummate a Business Combination within the period defined by Article SEVENTH, paragraph (c) of the Unity Certificate of Incorporation and, if such approval is obtained, to (ii) consider and vote upon a proposal to approve Unity's Business Combination with GraphOn. There can be no assurance that the Unity Stockholders will approve the proposed amendment to the Certificate of Incorporation, or the proposed Business Combination with GraphOn Corporation.

      The proposed amendment to the Unity Certificate of Incorporation will not affect the right of any Unity Public Stockholders to convert his shares of Unity Common Stock into cash, as provided in Article SEVENTH of the Unity Certificate of Incorporation, should such Unity Public Stockholder object to the GraphOn Business Combination and such Business Combination is approved by a majority in equity interest of the Unity Public Stockholders and thereafter consummated.

      Depending upon the voting of the Unity Public Stockholders as to the amendment to the Unity Cerficate of Incorporation or the Business Combination with GraphOn, the Company may liquidate. The accompanying financial statements have not been presented on a liquidation basis of accounting as the Company has not decided to liquidate. Additionally, it is not expected that the carrying value of the Company's assets and liabilities would be materially different if presented under a liquidation basis based on the nature of such assets and liabilities.