Form 10-Q
period 1998-10-31
UNITY FIRST ACQUISITION CORP
filed 1999-02-01
CIK 1021435

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1998

                                       or

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

     1,875,000 shares of Common Stock at February 1, 1999

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

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                                 BALANCE SHEETS

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     ASSETS
                                                                    OCTOBER 31, 1998     JULY 31, 1998
                                                                    ----------------     -------------
                                                                      (Unaudited)
CASH AND CASH EQUIVALENTS                                              $     1,587         $       196

RESTRICTED CASH AND INVESTMENTS                                          6,548,275           6,489,707
                                                                       -----------         -----------
         TOTAL ASSETS                                                  $ 6,549,862         $ 6,489,903
                                                                       -----------         -----------
                                                                       -----------         -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 ACCRUED EXPENSES                                                      $   639,044         $   379,082

 ADVANCES FROM AFFILIATE                                                    48,000              33,000
                                                                       -----------         -----------
         TOTAL LIABILITIES                                                 687,044             412,082
                                                                       -----------         -----------
COMMITMENTS AND CONTINGENCIES:

  Common stock, $.0001 par value,
    249,875 shares subject to possible
      conversion, at conversion value                                    1,308,995           1,297,301
                                                                       -----------         -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   5,000 shares authorized, no shares
     issued or outstanding                                                  --                  --
  Common stock, $.0001 par value,
   20,000,000 shares authorized, 1,625,125
    shares issued and outstanding
     (excluding 249,875 shares subject to possible conversion)                 163                 163
  Additional paid-in capital                                             5,093,017           5,104,711
  Deficit accumulated during the development stage                        (539,357)           (324,354)
                                                                       -----------         -----------
         TOTAL STOCKHOLDERS' EQUITY                                      4,553,823           4,780,520
                                                                       -----------         -----------
         TOTAL LIABILITIES AND SHAREHOLDERS'
         EQUITY                                                        $ 6,549,862         $ 6,489,903
                                                                       -----------         -----------
                                                                       -----------         -----------


                   See Selected Notes to Financial Statement.

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                              FOR THE                     CUMULATIVE
                                         THREE MONTHS ENDED                 AMOUNTS
                                             OCTOBER 31,                 FROM INCEPTION
                                   -------------------------------       --------------
                                      1998                1997
                                   -----------         -----------
REVENUE                            $    --             $    --            $    --
                                   -----------         -----------        -----------
EXPENSES:
 General and administrative            289,550              55,956          1,109,276
                                   -----------         -----------        -----------
OTHER INCOME:
  Interest and dividends                74,547              75,524            573,494
                                   -----------         -----------        -----------
OPERATING (LOSS) INCOME               (215,003)             19,568           (535,782)

PROVISION FOR INCOME TAXES              --                   7,863              3,575
                                   -----------         -----------        -----------

NET (LOSS) INCOME                  $  (215,003)        $    11,705        $  (539,357)
                                   -----------         -----------        -----------
                                   -----------         -----------        -----------
NET (LOSS) INCOME PER
 COMMON SHARE-BASIC
  AND DILUTED                      $      (.11)        $      .01
                                   -----------         -----------
                                   -----------         -----------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
    BASIC AND DILUTED                1,875,000           1,875,000
                                   -----------         -----------
                                   -----------         -----------



                   See Selected Notes to Financial Statement.

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED OCTOBER 31, 1998
                                   (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                                                                      (DEFICIT)
                                                                                     ACCUMULATED
                                     COMMON STOCK                  ADDITIONAL         DURING THE
                              ----------------------------          PAID-IN          DEVELOPMENT
                                SHARES          PAR VALUE           CAPITAL             STAGE               TOTAL
                              ---------        -----------        -----------         -----------         -----------
Balance,
 July 31, 1998                1,875,000        $       163        $ 5,104,711         $  (324,354)        $ 4,780,520

Net loss for the
 three months ended
 October 31, 1998                --                 --                 --                (215,003)           (215,003)

Increase in value
 attributable to
 common shares
 subject to possible
 conversion                      --                 --                (11,694)             --                 (11,694)
                              ---------        -----------        -----------         -----------         -----------
Balance,
 October 31, 1998             1,875,000        $       163        $ 5,093,017         $  (539,357)        $ 4,553,823
                              ---------        -----------        -----------         -----------         -----------
                              ---------        -----------        -----------         -----------         -----------



                   See Selected Notes to Financial Statement.
                                        3

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                  FOR THE
                                                                THREE MONTHS                 CUMULATIVE
                                                                   ENDED                       AMOUNTS
                                                                 OCTOBER 31,                FROM INCEPTION
                                                           -----------------------          --------------
                                                           1998               1997
                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                    $  (215,003)        $    11,705         $  (539,357)

CHANGES IN CERTAIN ASSETS AND LIABILITIES:
  Increase (decrease) in accrued expenses
         and taxes                                         259,962              (3,995)            664,044
                                                       -----------         -----------         -----------
         NET CASH PROVIDED BY
           OPERATING ACTIVITIES                             44,959               7,710             124,687
                                                       -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                    --                  --               6,402,175
  Advances from affiliate                                   15,000              --                 143,917
  Repayment to affiliate                                    --                  --                 (95,917)
  Deferred registration costs                               --                  --                (25,000)
                                                       -----------         -----------         -----------
         NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                      (15,000)             --               6,425,175
                                                       -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) in restricted cash and investments            (58,568)            (72,934)         (6,548,275)
                                                       -----------         -----------         -----------
         NET INCREASE (DECREASE) IN CASH
           AND CASH EQUIVALENTS                              1,391             (65,224)              1,587

CASH AND CASH EQUIVALENTS,
    beginning of period                                        196             266,533              --
                                                       -----------         -----------         -----------
CASH AND CASH EQUIVALENTS,
    end of period                                      $     1,587         $   201,309         $     1,587
                                                       -----------         -----------         -----------
                                                       -----------         -----------         -----------

                   See Selected Notes to Financial Statement.
                                        4

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 1 - FINANCIAL STATEMENTS

         The financial statements have been prepared by Unity First Acquisition Corp. ("Unity"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at October 31, 1998 and for all periods presented have been made. The results of operations for the period ended October 31, 1998 are not necessarily indicative of the operating results for a full year.

        Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in Unity's annual report Form 10-k for the year ended July 31, 1998.

NOTE 2 - ORGANIZATION AND OPERATIONS

         Unity was incorporated in the State of Delaware on May 30, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination"). Unity is currently in the development stage. All activity of Unity to date relates to its formation, fund-raising, and search to effect a Business Combination.

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

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock operations and warrants into common stock using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and early application is not permitted. The adoption of this statement did not have a material effect on Unity's financial position or on the results of its operations.

NOTE 4 - RESTRICTED CASH AND INVESTMENTS

         Unity, pursuant to the terms of its initial public offering (the "Offering"), placed $6,007,500 as of November 19, 1996, in a trust account which was primarily invested in a short-term U.S. Government Security. These funds are subject to release upon the earlier of (i) written notification by the Unity of its need for all or substantially all of the net proceeds for the purpose of implementing or facilitating the implementation of a Business Combination or (ii) the liquidation of the Unity (See note 5).

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 5 - PENDING ACQUISITION

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

         On December 10, 1998, Unity entered into a letter of intent to effectuate a Business Combination with GraphOn Corporation ("GraphOn"), a privately owned developer and marketer of proprietary "thin client" software that enables a diverse range of desktop computing devices ("desktops") to easily access and utilize UNIX applications from an location, over both fast networks and slow internet connections.

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

                          UNITY FIRST ACQUISITION CORP.
                          (A DEVELOPMENT STAGE ENTITY)

                     SELECTED NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE 10 - PENDING ACQUISITION (CONT'D)

         Subject to its submission under the Securities Exchange Act of 1934, as amended, of proxy solicitation material, Unity's Board of Directors intends to seek the approval of the Unity Public Stockholders to (i) amend the Unity Certificate of Incorporation to remove the provision therein that would have required Unity to commence the Liquidation as a consequence of its inability to consummate a Business Combination within the period defined by Article SEVENTH, paragraph (c) of the Unity Certificate of Incorporation and, if such approval is obtained, to (ii) consider and vote upon a proposal to approve Unity's Business Combination with GraphOn. There can be no assurance that the Unity Stockholders will approve the proposed amendment to the certificate of Incorporation, or the proposed Business Combination with GraphOn Corporation.

         The proposed amendment to the Unity Certificate of Incorporation will not affect the right of any Unity Public Stockholder to convert his shares of Unity Common Stock into cash, as provided in Article SEVENTH of the Unity Certificate of Incorporation, should such Unity Public Stockholder object to the GraphOn Business Combination and such Business Combination is approved by a majority in equity interest of the Unity Public Stockholders and thereafter consummated.

         Depending upon the voting of the Unity Public Stockholders as to the amendment to the Unity Certificate of Incorporation or the Business Combination with GraphOn, Unity may liquidate. The accompanying financial statements have not been presented on a liquidation basis of accounting as Unity has not decided to liquidate. Additionally, it is not expected that the carrying value of Unity's assets and liabilities would be materially different if presented under a liquidation basis based on the nature of such assets and liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unity First Acquisition Corp. ("Unity") was incorporated in May 1996 for the purpose of raising money to fund a vehicle to effect a Business Combination with an operating business. On November 12, 1996 the Unity's Registration Statement covering 1,250,000 Units was declared effective by the Securities and Exchange Commission. Each Unit consists of one share of Unity's Common Stock, one Class A Redeemable Warrant and one Class B Redeemable Warrant (hereafter the "Units").

Unity, after the Offering, had net proceeds of approximately $6,402,000. Approximately $6,007,500 was invested in an interest bearing Trust Fund at The Bank of New York and the balance at the same banking institution in checking and money market accounts.

For the three months ended October 31, 1998, Unity had a net loss of $215,003 attributable to interest income of $74,547, offset by operating expenses of $289,550, primarily consisting of unsuccessful deal fees of $205,163, management and professional fees of $79,137, and taxes of $5,250.

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

                                        UNITY FIRST ACQUISITION CORP.
                                                 (Registrant)


Dated: February 1, 1999                 By: /s/ Lawrence Burstein
                                           ---------------------------------
                                             Lawrence Burstein
                                             President
                                             (Principal Executive Officer)



                                        By: /s/ Norman Leben
                                           ---------------------------------
                                             Norman Leben
                                             Secretary
                                             (Principal Financial and
                                              Accounting Officer)