Form 10-Q
period 1999-01-31
UNITY FIRST ACQUISITION CORP
filed 1999-03-12
CIK 1021435

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C.  20549

                                    Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1999

                                       or

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

     1,875,000 shares of Common Stock at March 11, 1999

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

UNITY FIRST ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTITY)

BALANCE SHEETS

                                     ASSETS
                                                              JANUARY 31, 1999  JULY 31, 1998
                                                              ----------------  -------------
                                                                 (Unaudited)
CASH AND CASH EQUIVALENTS                                        $       956     $       196

RESTRICTED CASH AND INVESTMENTS                                    6,604,929       6,489,707
                                                                 -----------     -----------

         TOTAL ASSETS                                            $ 6,605,885     $ 6,489,903
                                                                 ===========     ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 ACCRUED EXPENSES                                                $   690,817     $   379,082

 ADVANCES FROM AFFILIATE                                              76,282          33,000
                                                                 -----------     -----------

         TOTAL LIABILITIES                                           767,099         412,082
                                                                 -----------     -----------

COMMITMENTS AND CONTINGENCIES:

  Common stock, $.0001 par value,
    249,875 shares subject to possible
      conversion, at conversion value                              1,320,325       1,297,301
                                                                 -----------     -----------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   5,000 shares authorized, no shares
     issued or outstanding                                                --              --
  Common stock, $.0001 par value,
   20,000,000 shares authorized, 1,625,125
    shares issued and outstanding
     (excluding 249,875 shares subject  to possible conversion)          163             163
  Additional paid-in capital                                       5,081,687       5,104,711
  Deficit accumulated during the development stage                  (563,389)       (324,354)
                                                                 -----------     -----------

         TOTAL SHAREHOLDERS' EQUITY                                4,518,461       4,780,520
                                                                 -----------     -----------

         TOTAL LIABILITIES AND SHAREHOLDERS'
               EQUITY                                            $ 6,605,885     $ 6,489,903
                                                                 ===========     ===========

See Selected Notes to Financial Statements.

UNITY FIRST ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF OPERATIONS (UNAUDITED)

                                      For The                   For The            Cumulative
                                  Six Months Ended         Three Months Ended        Amounts
                                     January 31,               January 31,       from Inception
                              ------------------------  ------------------------ --------------
                                 1999          1998        1999          1998
                              -----------   ----------  -----------   ----------
REVENUE                       $        --   $       --  $        --   $       --  $        --
                              -----------   ----------  -----------   ----------  -----------
EXPENSES:
 General and administrative       378,450      110,100       88,900       54,144    1,198,176

OTHER INCOME:
  Interest and dividends          139,415      149,594       64,868       74,070      638,362
                              -----------   ----------  -----------   ----------  -----------

OPERATING (LOSS) INCOME          (239,035)      39,494      (24,032)      19,926     (559,814)

PROVISION FOR INCOME TAXES             --        8,968           --        1,105        3,575
                              -----------   ----------  -----------   ----------  -----------

NET (LOSS) INCOME             $  (239,035)  $   30,526  $   (24,032)  $   18,821  $  (563,389)
                              ===========   ==========  ===========   ==========  ===========

NET (LOSS) INCOME PER
  COMMON SHARE-BASIC AND
  DILUTED                     $      (.13)  $      .02  $      (.01)  $      .01
                              ===========   ==========  ===========   ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING     1,875,000    1,875,000    1,875,000    1,875,000
                              ===========   ==========  ===========   ==========

See Selected Notes to Financial Statements.

UNITY FIRST ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For The
                                                       Six Months        Cumulative
                                                         Ended             Amounts
                                                       January 31,      from Inception
                                                 ---------------------  --------------
                                                   1999        1998
                                                 ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                              $(239,035)  $  30,526   $  (563,389)

CHANGES IN CERTAIN ASSETS AND LIABILITIES:
  Increase (decrease) in accrued expenses          311,735     (20,208)      715,817
                                                 ---------   ---------   -----------
         NET CASH PROVIDED BY
           OPERATING ACTIVITIES                     72,700      10,318       152,428
                                                 ---------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                --          --     6,402,175
  Advances from affiliate                           43,282          --       172,199
  Repayment to affiliate                                --          --       (95,917)
  Deferred registration costs                           --          --       (25,000)
                                                 ---------   ---------   -----------
         NET CASH PROVIDED BY
           FINANCING ACTIVITIES                     43,282          --     6,453,457
                                                 ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) in restricted cash and investments   (115,222)   (145,133)   (6,604,929)
                                                 ---------   ---------   -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 760    (134,815)          956

CASH AND CASH EQUIVALENTS,
    beginning of period                                196     266,533            --
                                                 ---------   ---------   -----------
CASH AND CASH EQUIVALENTS,
    end of period                                $     956   $ 131,718   $       956
                                                 =========   =========   ===========

See Selected Notes to Financial Statements.

UNITY FIRST ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTITY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED JANUARY 31, 1999

                                                                 (Deficit)
                                                                Accumulated
                                                Additional      During the
                             Common Stock        Paid-In        Development
                          Shares     Par Value   Capital           Stage           Total
                         ---------     ----     -----------      ---------      -----------
Balance,
 July 31, 1998           1,875,000     $163     $ 5,104,711      $(324,354)     $ 4,780,520

Net loss for the
 six months ended
 January 31, 1999               --       --              --       (239,035)        (239,035)

Increase in value
 attributable to
 common shares
 subject to possible
 conversion                     --       --         (23,024)            --          (23,024)
                         ---------     ----     -----------      ---------      -----------

Balance,
 January 31, 1999        1,875,000     $163     $ 5,081,687      $(563,389)     $ 4,518,461
                         =========     ====     ===========      =========      ===========

See Selected Notes to Financial Statements.

UNITY FIRST ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTITY)

SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       FINANCIAL STATEMENTS

         The financial statements have been prepared by Unity First Acquisition Corp. ("Unity"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at January 31, 1999 and for all periods presented have been made. The results of operations for the period ended January 31, 1999 are not necessarily indicative of the operating results for a full year.

         Certain information and footnote disclosures prepared in accordance with general accepted accounting principles and normally included in the financial statements have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in Unity's annual report Form 10-k for the year ended July 31, 1998.

2.       ORGANIZATION AND OPERATIONS

         Unity was incorporated in the State of Delaware on May 30, 1996 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other similar business combination (a "Business Combination"). Unity is currently in the development stage. All activity of Unity to date relates to its formation, fund-raising, and search to effect a Business Combination.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

4.       RESTRICTED CASH AND INVESTMENTS

         Unity, pursuant to the terms of its initial public offering (the "Offering"), placed $6,007,500 as of November 19, 1996, in a trust account which was primarily invested in a short-term U.S. Government Security. These funds are subject to release upon the earlier of (i) written notification by Unity of its need for all or substantially all of the net proceeds for the purpose of implementing or facilitating the implementation of a Business Combination or (ii) the liquidation of Unity (See note 5).

UNITY FIRST ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTITY)

SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

5.       PENDING ACQUISITION

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

         As a consequence of the rejection of the Worlds Merger by the Unity Public Stockholders, Article SEVENTH, paragraph (c) of Unity's Certificate of Incorporation would have required the liquidation and dissolution of Unity (the "Liquidation") no later than January 11, 1999. Had such Liquidation taken place on that date, the Unity Public Stockholders, collectively, would have received a liquidating distribution representing their respective pro rata interest in a trust fund established for their benefit upon the consummation of the IPO, which currently approximates $6.6 million.

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

10.      PENDING ACQUISITION (CONT'D)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unity First Acquisition Corp. ("Unity") was incorporated in May 1996 for the purpose of raising money to fund a vehicle to effect a Business Combination with an operating business. On November 12, 1996 Unity's Registration Statement covering 1,250,000 Units was declared effective by the Securities and Exchange Commission. Each Unit consists of one share of Unity's Common Stock, one Class A Redeemable Warrant and one Class B Redeemable Warrant (hereafter the "Units").

Unity, after the Offering, had net proceeds of approximately $6,402,000. Approximately $6,007,500 was invested in an interest bearing Trust Fund at The Bank of New York and the balance at the same banking institution in checking and money market accounts.

For the six months ended January 31, 1999, Unity had a net loss of $239,035 attributable to interest income of $139,415, offset by operating expenses of $378,450, primarily consisting of unsuccessful deal fees of $209,163, management and professional fees of $151,282, and franchise taxes of $17,500.

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

                                        UNITY FIRST ACQUISITION CORP.
                                                 (Registrant)


Dated: March 11, 1999                  By: /s/ Lawrence Burstein
                                           ---------------------------------
                                             Lawrence Burstein
                                             President
                                             (Principal Executive Officer)



                                       By: /s/ Norman Leben
                                           ---------------------------------
                                             Norman Leben
                                             Secretary
                                             (Principal Financial and
                                              Accounting Officer)