Form 10-Q
period 1999-04-30
UNITY FIRST ACQUISITION CORP
filed 1999-06-08
CIK 1021435

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-21683

                         Unity First Acquisition Corp.
             (Exact name of registrant as specified in its charter)

           Delaware                                   13-3899021
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

245 Fifth Avenue, Suite 1500                             10016
New York, New York                                     (Zip Code)
(Address of principal executive offices)

                                 (212) 696-4282
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                         [X] Yes [ ] No

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceeding During the Preceding Five Years:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by court.                                               [ ] Yes [ ] No

                     Applicable Only to Corporate Issuers:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      1,875,000 shares of Common Stock at June 8, 1999

                              PART I - INFORMATION

Item 1. Financial Statements

      The condensed financial statements included herein have been prepared by United First Acquisition Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures made herein are adequate to make the information presented not misleading.

See Selected Notes to Financial Statements.
UNITY FIRST ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTITY)

BALANCE SHEETS
                                     ASSETS
                                                   APRIL 30, 1999  JULY 31, 1998
                                                     (Unaudited)
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS                            $       395    $       196

RESTRICTED CASH AND INVESTMENTS                        6,658,017      6,489,707
                                                     -----------    -----------

         TOTAL ASSETS                                $ 6,658,412    $ 6,489,903
                                                     ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
 ACCRUED EXPENSES                                    $   692,395    $   379,082

 ADVANCES FROM AFFILIATE                                 114,940         33,000
                                                     -----------    -----------

         TOTAL LIABILITIES                               807,335        412,082
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES:

  Common stock, $.0001 par value,
    249,875 shares subject to possible
      conversion, at conversion value                  1,330,937      1,297,301
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   5,000 shares authorized, no shares
     issued or outstanding                                  --             --
  Common stock, $.0001 par value,
   20,000,000 shares authorized, 1,625,125
    shares issued and outstanding
     (excluding 249,875 shares subject  to
        possible conversion)                                 163            163
  Additional paid-in capital                           5,071,075      5,104,711
  Deficit accumulated during the development stage      (551,098)      (324,354)
                                                     -----------    -----------

         TOTAL STOCKHOLDERS' EQUITY                    4,520,140      4,780,520
                                                     -----------    -----------

         TOTAL LIABILITIES AND SHAREHOLDERS'
               EQUITY                                $ 6,658,412    $ 6,489,903
                                                     ===========    ===========

See Selected Notes to Financial Statements.

UNITY FIRST ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF OPERATIONS (UNAUDITED)

                                       For The                       For The              Cumulative
                                   Nine Months Ended            Three Months Ended         Amounts
                                       April 30,                     April 30,          from Inception
                              --------------------------    -------------------------   --------------
                                  1999           1998          1999           1998
                              -----------    -----------    -----------   -----------
REVENUE                       $      --      $      --      $      --     $      --      $      --
                              -----------    -----------    -----------   -----------    -----------

EXPENSES:
 General and administrative       427,391        236,265         48,941       126,165      1,247,117
                              -----------    -----------    -----------   -----------    -----------

OTHER INCOME:
  Interest and dividends          200,647        222,268         61,232        72,674        699,594
                              -----------    -----------    -----------   -----------    -----------

OPERATING (LOSS) INCOME          (226,744)       (13,997)        12,291       (53,491)      (547,523)

PROVISION FOR INCOME TAXES           --           21,293           --          12,325          3,575
                              -----------    -----------    -----------   -----------    -----------

NET (LOSS) INCOME             $  (226,744)   $   (35,290)   $    12,291   $   (65,816)   $  (551,098)
                              ===========    ===========    ===========   ===========    ===========

NET (LOSS) INCOME PER
  COMMON SHARE-BASIC
         AND DILUTED          $      (.12)   $      (.02)   $       .01   $      (.04)
                              ===========    ===========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING     1,875,000      1,875,000      1,875,000     1,875,000
                              ===========    ===========    ===========   ===========

See Selected Notes to Financial Statements.

UNITY FIRST ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTITY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED APRIL 30, 1999

                                                                   (Deficit)
                                                                  Accumulated
                                                    Additional    During the
                              Common Stock           Paid-in      Development
                         Shares       Par Value      Capital         Stage          Total
                       -----------   -----------   -----------    -----------    -----------
Balance,
 July 31, 1998           1,875,000   $       163   $ 5,104,711    $  (324,354)   $ 4,780,520

Net loss for the
 nine months ended
 April 30, 1999               --            --            --         (226,744)      (226,744)

Increase in value
 attributable to
 common shares
 subject to possible
 conversion                   --            --         (33,636)          --          (33,636)
                       -----------   -----------   -----------    -----------    -----------

Balance,
 April 30, 1999          1,875,000   $       163   $ 5,071,075    $  (551,098)   $ 4,520,140
                       ===========   ===========   ===========    ===========    ===========

See Selected Notes to Financial Statements.

UNITY FIRST ACQUISITION CORP.
  (A DEVELOPMENT STAGE ENTITY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           For The
                                                         Nine Months             Cumulative
                                                            Ended                 Amounts
                                                           April 30            from Inception
                                                  --------------------------   --------------
                                                     1999           1998
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                      $  (226,744)   $   (35,290)   $  (551,098)

CHANGES IN CERTAIN ASSETS AND LIABILITIES:
  Increase in accrued expenses                        313,313         25,457        717,395
                                                  -----------    -----------    -----------

         NET CASH PROVIDED BY
           (USED IN) OPERATING ACTIVITIES              86,569         (9,833)       166,297
                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                 --             --        6,402,175
  Advances from affiliate                              81,940           --          210,857
  Repayment to affiliate                                 --             --          (95,917)
  Deferred registration costs                            --             --          (25,000)
                                                  -----------    -----------    -----------

         NET CASH PROVIDED BY
           FINANCING ACTIVITIES                        81,940           --        6,492,115
                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) in restricted cash and investments      (168,310)      (217,357)    (6,658,017)
                                                  -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    199       (227,190)           395

CASH AND CASH EQUIVALENTS,
    beginning of period                                   196        266,533           --
                                                  -----------    -----------    -----------
CASH AND CASH EQUIVALENTS,
    end of period                                 $       395    $    39,343    $       395
                                                  ===========    ===========    ===========

See Selected Notes to Financial Statements.

UNITY FIRST ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTITY)

SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.       FINANCIAL STATEMENTS

         The financial statements have been prepared by Unity First Acquisition Corp. ("Unity"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at April 30, 1999 and for all periods presented have been made. The results of operations for the period ended April 30, 1999 are not necessarily indicative of the operating results for a full year.

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

SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

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

SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

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

         As a consequence of the rejection of the Worlds Merger by the Unity Public Stockholders, Article SEVENTH, paragraph (c) of Unity's Certificate of Incorporation would have required the liquidation and dissolution of Unity (the "Liquidation") no later than January 11, 1999. Had such Liquidation taken place on that date, the Unity Public Stockholders, collectively, would have received a liquidating distribution representing their respective pro rata interest in a trust fund established for their benefit upon the consummation of the IPO, which currently approximates $6.7 million.

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

UNITY FIRST ACQUISITION CORP.
(A DEVELOPMENT STAGE ENTITY)

SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

5.       PENDING ACQUISITION (CONT'D)

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

SELECTED NOTES TO FINANCIAL STATEMENTS (UNAUDITED), CONTINUED

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

For the nine months ended April 30, 1999, Unity had a net loss of $226,744 attributable to interest income of $200,647, offset by operating expenses of $427,391, primarily consisting of unsuccessful deal fees of approximately $210,000, management and professional fees of approximately $169,000, and franchise taxes of approximately $26,000.

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

                                               UNITY FIRST ACQUISITION CORP.
                                                      (Registrant)

Dated:  June 8, 1999

                                               By: /s/ Lawrence Burstein
                                                   -----------------------------
                                                   Lawrence Burstein
                                                   President
                                                   (Principal Executive Officer)


                                               By: /s/ Norman Leben
                                                   -----------------------------
                                                   Norman Leben
                                                   Secretary
                                                   (Principal Financial and
                                                    Accounting Officer)