Form 10-Q
period 1999-06-30
GRAPHON CORP/DE
filed 1999-08-13
CIK 1021435

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  --------------
                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1999.

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to               .

                         COMMISSION FILE NUMBER: 0-21683
                                 ---------------
                               GRAPHON CORPORATION
             (Exact name of Registrant as specified in its charter)
                                 ---------------


                DELAWARE                                 13-3899021
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

150 HARRISON AVENUE, CAMPBELL, CALIFORNIA                  95008
 (Address of principal executive offices)                (zip code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 370-4080
                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),

            Yes [X]   No [ ]

and (2) has been subject to such filing requirements for the past 90 days.

            Yes [X]   No [ ]

As of August 11, 1999, there were 10,961,961 shares of the Registrant's Common Stock outstanding, par value $0.0001.

                               GRAPHON CORPORATION

                           FORM 10-Q QUARTERLY REPORT
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                TABLE OF CONTENTS

                                                                                            Page
PART I.       FINANCIAL INFORMATION                                                        Number
              ---------------------                                                        ------
   Item 1     Financial Statements

              Historical and Pro Forma Balance Sheets as of June 30, 1999 and
              December 31, 1998  .........................................................   4

              Statements of Operations for the six months ended June 30, 1999 and
              1998 and the three months ended June 30, 1999 and 1998 .....................   5

              Statements of Cash Flows for the six months ended June 30, 1999
              and 1998  ..................................................................   6

              Statement of Equity as of June 30, 1999.....................................   7

              Notes to Financial Statements  .............................................   8

   Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations  .......................................  10

   Item 3     Quantitative and Qualitative Disclosures About Market Risk..................  13
PART II.      OTHER INFORMATION
              -----------------
   Item 1     Legal Proceedings  .........................................................  21

   Item 4     Submission of Matters to a Vote of Security Holders  .......................  21

   Item 5     Other Information  .........................................................  21

   Item 6     Exhibits and Reports on Form 8-K  ..........................................  22

Signatures    ............................................................................  23

         On July 12, 1999, GraphOn Corporation, a California corporation ("GraphOn-CA"), merged with and into the Registrant (formerly, Unity First Acquisition Corp., a Delaware corporation). Registrant, as the surviving entity to the merger, then changed its name to GraphOn Corporation, and the GraphOn-CA management team continued in their existing roles at GraphOn. Pursuant to this merger, each outstanding share of GraphOn-CA common stock was exchanged for 0.5576 shares of Registrant common stock and each outstanding option and warrant to purchase shares of GraphOn-CA common stock was exchanged for options or warrants to purchase 0.5576 shares of Registrant common stock. As a result of the merger, the GraphOn-CA shareholders acquired approximately 9,086,961 shares of Registrant common stock, or approximately 82.9% of the then outstanding Registrant common stock.

         Unless otherwise indicated in this Quarterly Report on Form 10-Q, all references to "us", "we", "our" and variations of these words refer to GraphOn-CA when pertaining to historical events. All other such words and references refer to both GraphOn-CA and GraphOn Corporation, the combined entity and Registrant.

PART I - FINANCIAL INFORMATION

ITEM I   FINANCIAL STATEMENTS

                                                GRAPHON CORPORATION
                                                  BALANCE SHEETS

                                                                           JUNE 30, 1999
                                                                            (UNAUDITED)
                                                         ---------------------------------------------------
                                                                                             PRO FORMA AS       December 31,
                                                            ACTUAL          PRO FORMA          ADJUSTED           1998
                                                         --------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                           $     316,700   $    5,425,000(1)  $    5,741,700   $    1,798,400
     Accounts receivable, net of allowance for
       doubtful accounts of $25,000 and $25,000
                                                             1,153,900                -          1,153,900          564,700
     Prepaid expenses and other assets                         432,100                -            432,100           32,100
                                                         --------------------------------------------------------------------

Total Current Assets                                         1,902,700        5,425,000          7,327,700        2,395,200

Property and Equipment, net                                    507,700                -            507,700          423,300

Purchased Technology , net                                   2,082,700                -          2,082,700        3,645,400

Capitalized Software, net                                       55,400                -             55,400           74,200

Deferred Compensation Expense                                  482,500                -            482,500          566,000

Other Assets                                                     6,400                -              6,400            6,400
                                                         --------------------------------------------------------------------

                                                         $   5,037,400    $   5,425,000     $   10,462,400   $    7,110,500
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Convertible note payable                            $           -    $           -     $            -   $      475,000
     Accounts payable                                          592,100                -            592,100          115,700
     Accrued expenses                                          622,800                -            622,800          498,900
     Deferred revenue                                          161,800                -            161,800          112,600
                                                         --------------------------------------------------------------------

Total Current Liabilities                                    1,376,700                -          1,376,700        1,202,200

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, no par value, 5,000,000 shares
       authorized, no shares issued and outstanding                  -                -                  -                -
     Common stock, no par value, 50,000,000 shares
       authorized, 16,296,559 and 14,294,003 shares
       issued and outstanding                               10,231,600        5,425,000 (1)     15,656,600        8,431,500
     Accumulated other comprehensive income                          -                -                  -                -
     Accumulated deficit                                    (6,570,900)               -         (6,570,900)      (2,523,200)
                                                         --------------------------------------------------------------------
Stockholders' Equity                                         3,660,700        5,425,000          9,085,700        5,908,300

                                                         $   5,037,400    $   5,425,000     $   10,462,400   $    7,110,500
-------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


(1) (1) Reflects $5,425,000 in contributed cash as a result of the merger on July 12, 1999 of GraphOn Corporation and Unity First Acquisition Corp. and its resulting recapitalization.

                                                GRAPHON CORPORATION
                                             STATEMENTS OF OPERATIONS

                                                         SIX MONTHS ENDED JUNE 30,           Three Months Ended June 30,
(Unaudited)                                                        1999            1998            1999            1998
---------------------------------------------------------------------------------------------------------------------------
REVENUES
     Product sales                                       $     376,900   $     240,300    $     181,600   $     119,100
     Maintenance                                                95,000          47,900           50,800          25,000
     OEM license                                               875,000         864,600          475,000         555,200
     Training                                                        -          10,400                -          10,400
---------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                               1,346,900       1,163,200          707,400         709,700

COST OF REVENUES
    Product sales                                                6,800          15,800            3,200           7,600
    Maintenance                                                 18,800          10,000            9,400           5,000
    OEM license                                                172,600         155,500           96,300          88,900
---------------------------------------------------------------------------------------------------------------------------
TOTAL COST OF REVENUES                                         198,200         181,300          108,900         101,500

GROSS PROFIT                                                 1,148,700         981,900          598,500         608,200
---------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Selling and marketing                                   1,575,400         524,400          819,800         302,400
     General and administrative                              2,385,000         341,100        1,131,900         234,100
     Research and development                                1,254,800         334,900          681,800         215,900
---------------------------------------------------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                     5,215,200       1,200,400        2,633,500         752,400
---------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS
                                                            (4,066,500)       (218,500)      (2,035,000)       (144,200)

OTHER INCOME (EXPENSE):
     Interest and other income                                  27,000           7,100           12,100           4,600
     Interest expense                                           (7,400)       (201,400)            (800)       (181,400)
---------------------------------------------------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                      (4,046,900)       (412,800)               -               -

PROVISION FOR INCOME TAXES                                         800             800                -               -
---------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                 $  (4,047,700)  $    (413,600)   $  (2,023,700)  $    (321,000)
---------------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER COMMON SHARE                  $       (0.25)  $       (0.07)   $       (0.12)  $       (0.05)
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  16,057,940       6,283,333       16,336,681       6,500,000
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                GRAPHON CORPORATION
                                             STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS                  Six Months
                                                                                    ENDED JUNE 30,              Ended June 30,
(Unaudited)                                                                              1999                        1998
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                      $          (4,047,700)       $           (413,600)
     Adjustments to reconcile net (loss) income to net cash (used in)
       provided by operating activities:
           Depreciation and amortization                                                1,646,900                      24,100
           Loss on available-for-sale securities                                                -                      16,500
           Compensation expense                                                            83,500                      23,000
           Interest expense                                                                     -                     171,200
           Changes in operating assets and liabilities:
                Accounts receivable                                                      (589,200)                    100,800
                Prepaid expenses and other assets                                        (400,000)                    (41,700)
                Accounts payable                                                          476,400                      44,400
                Accrued expenses                                                          123,900                      81,700
                Deferred revenue                                                           49,200                    (244,600)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                  (2,657,000)                   (238,200)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Other assets                                                                               -                      (8,400)
     Capital expenditures                                                                (149,800)                    (84,800)
---------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (149,800)                    (93,200)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from convertible notes payable                                                    -                     475,000
     Repayment of convertible notes payable                                              (475,000)                          -
     Net proceeds from issuance of common stock                                         1,805,800                      25,000
     Purchase and retirement of common stock                                               (5,700)                          -
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               1,325,100                     500,000
---------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (1,481,700)                    168,600

CASH AND CASH EQUIVALENTS, beginning of period                                          1,798,400                     302,800
---------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                    $             316,700        $            471,400
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                GRAPHON CORPORATION
                                                STATEMENT OF EQUITY

                                               Common Stock
                                       ------------------------------  Accumulated
                                          Shares          Amount          Deficit           Total
---------------------------------------------------------------------------------------------------------
BALANCES, December 31, 1998              14,294,003       $8,431,500     $(2,523,200)     $5,908,300

Proceeds from sale of common stock
                                            112,132           97,200               -          97,200

Purchase and retirement of common
   stock                                    (73,444)          (5,700)              -          (5,700)

Proceeds from sale of common stock,
  net of offering costs of $255,303       1,963,868        1,708,600               -       1,708,600


Net loss                                          -                -      (4,047,700)     (4,047,700)
---------------------------------------------------------------------------------------------------------

BALANCES, June 30, 1999 (unaudited)      16,296,559      $10,231,600     $(6,570,900)     $3,660,700
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                              GRAPHON CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

1. Subsequent Event, Unaudited Pro Forma Combined Balance Sheet and Basis of Presentation

On July 12, 1999, GraphOn Corporation, a California corporation ("GraphOn-CA"), merged with and into Unity First Acquisition Corp., a Delaware corporation ("Unity"). Unity, as the surviving entity to the merger and the Registrant, then changed its name to GraphOn Corporation ("GraphOn"), and the GraphOn-CA management team continued in their existing roles at GraphOn. Pursuant to the merger, each outstanding share of GraphOn-CA common stock was exchanged for 0.5576 shares of Unity common stock and each outstanding option and warrant to purchase shares of GraphOn-CA common stock was exchanged for 0.5576 options or warrants to purchase shares of Unity common stock. Additionally, GraphOn received $5,425,000 in cash which was placed into trust upon Unity's initial public offering in November 1996 and released from trust upon consummation of the merger. As of June 30, 1999, GraphOn-CA had outstanding 16,296,559 shares of common stock. As a result of the merger, the GraphOn-CA shareholders acquired approximately 9,086,961 shares of Unity common stock, or approximately 82.9% of the then outstanding Unity common stock. The merger was accounted for as a capital transaction which is equivalent to the issuance of stock by GraphOn-CA for Unity's net monetary assets of approximately $5,425,000, accompanied by a recapitalization of GraphOn-CA.

The accompanying unaudited pro forma balance sheet presents the financial position of GraphOn, the combined entity, as of June 30, 1999, assuming the merger had been completed as of the balance sheet date.

The unaudited historical financial statements of GraphOn-CA included herein have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of GraphOn-CA's results of operations, financial position and cash flows. We filed audited financial statements that included all information and footnotes necessary for a complete presentation for each of the years in the two-year period ended December 31, 1998 in the Unity Registration Statement on Form S-4 filed on June 15, 1999.

The unaudited financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and six months ended June 30, 1999. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

2.   Earnings Per Share

Basic earnings per share is calculated using the weighted average number of shares outstanding during the period. Dilutive earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method and are not included since they are antidilutive.

3.   Stockholders' Equity

In January 1999, GraphOn-CA completed the third and final closing of a private placement offering, in which it sold 1,963,868 shares of its common stock at $1.00 per share (representing approximately 1,095,052 shares of the combined entity at $1.79 per share) and granted warrants to purchase an additional 392,774 shares of common stock (representing approximately 219,010 shares of the combined entity) for net proceeds of $1,708,600.

In January 1999, a convertible note payable for $475,000 to Spencer Trask Investors, an affiliate of GraphOn-CA, was retired from proceeds from the third closing of the private placement offering.

In February 1999, GraphOn-CA sold 112,132 shares of its common stock (representing approximately 62,524 shares of common stock of the combined entity) and warrants to purchase an additional 1,213 shares (representing 676 shares of the combined entity) for gross proceeds of $97,200.

4.   Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" and in June 1998, issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Readers are referred to the "Recent Accounting Pronouncements" section of the Company's 1998 Report for further discussion.

The Company adopted Statement of Position (SOP) No. 97-2, "Software Revenue Recognition" in the first quarter of fiscal year 1999 and its adoption had no material impact on the Company's results from operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         The following discussion of the financial condition and results of operations of GraphOn Corporation contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission.

OVERVIEW

         We develop, market, sell and support server-based software that is designed to enable a diverse range of desktop computers to access server-based Windows and UNIX applications from any location, over fast or slow Internet connections. We were incorporated in May 1982 and engaged in the development and manufacture of hardware computer terminals. In 1995, we started to transition from a hardware to a software manufacturer by working with three independent software developers, with whom we entered into exclusive license agreements calling for royalties aggregating 16.4%, 9.7%, 4.8% and 2.9% of net revenues from sales of software products which contain the licensed technology for the years 1997, 1998, 1999 and 2000, respectively. After December 31, 2000, we have the option, under particular circumstances, to purchase the licensed technology or exclusive rights to it. We purchased a portion of the licensed technology from one of the software developers for a purchase price of $162,000 in July 1999.

         Before October 1996, while we were developing our server-based software products, our revenue was derived principally from the sale and repair of hardware computer terminals. We discontinued selling hardware products in 1996 and now provide only return-to-factory repair for the installed customer base. Software revenue consists of licensing fees for products sold and revenues from OEM license agreements relating to our software products called GO-Global-TM-, GO-Joe-TM- and GO-Between-TM- in addition to fees for training and software maintenance.

         In May 1998, we hired eight software engineers based in Bellevue, Washington and in December 1998 added eight engineers in Concord, New Hampshire in connection with the acquisition of Corel Corporation's jBridge-TM-technology. In February 1999, we hired a Chief Financial Officer. We have more than doubled our headcount from 24 at June 30, 1998 to 49 at June 30, 1999.

         Product license revenues are recognized upon shipment only if no significant GraphOn obligations remain and collection of the resulting receivable is deemed probable. When product licenses require product engineering development by us, recognition of revenue is after delivery and customer acceptance of contract milestones. Revenues for training are recognized when the services are performed. Revenue from customer yearly maintenance fees, for ongoing customer support and product updates are recognized equally over the term of the contract, which typically is 12 months.

         Our limited operating history as a software developer and manufacturer makes the prediction of future operating results difficult and unreliable. Future operating results may fluctuate due to many factors, including our ability to attract and retain strategic partners, the degree and rate of growth of the markets in which we compete and accompanying demand for our products, the level of product and price competition, and our ability to establish and build our software product reseller channels.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 VERSUS THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998

         REVENUES. Software revenues have been derived primarily from two sources: GO-Global product sales and OEM licensing revenues for GO-Joe, GO-Global and GraphOn's server software. Total revenues for the six-month period ended June 30, 1999 increased by $183,700, or 15.8%, to $1,346,900 from
$1,163,200 for the same period in 1998. The most important contributing factor was an increase in product sales to $376,900 in 1999 as compared to $240,300 in 1998. Total revenues for the three-month period ended June 30, 1999 remained basically unchanged at $707,400 from $709,700 for the same period in 1998.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities and promotional costs. Sales and marketing expenses increased $1,051,000, or 200.4%, to $1,575,400, or 117.0% of revenue, for the six months ended June 30, 1999 from $524,400, or 45.1% of revenue, for the same period in 1998. Sales and marketing expenses increased $517,400, or 171.1%, to $819,800, or 115.9% of revenue, for the three months ended June 30, 1999 from $302,400, or 42.6% of revenue, for the same period in 1998. These increases primarily are attributable to the addition of sales and marketing personnel and a substantial increase in trade show, promotional and public relations activities.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses primarily consist of salaries and legal and professional services. In addition, our corporate rent, utilities and administrative employee benefits are included in general and administrative expenses. General and administrative expenses increased $2,043,900, or 599.2%, to $2,385,000, or 177.1% of revenue, for the six months ended June 30, 1999 from $341,100, or 29.3% of revenue, for the same period in 1998. General and administrative expenses increased $897,800, or 383.5%, to $1,131,900, or 161.0% of revenue, for the three months ended June 30, 1999 from $234,100, or 33.0% of revenue, for the same period in 1998. This increase is primarily due to:

         - amortization and depreciation expense recorded in connection with the acquisition of technology and assets from Corel Corporation in the approximate amount of $1,600,000 and $800,000 for the six and three months ended June 30, 1999, respectively;

         -    an increase in legal services;

         -    hiring additional administrative personnel; and

         - increased utilities expenses necessary to support expanding operations.

In addition, we recognized non-cash compensation charges in 1999 due to the recognition of deferred compensation charges in the latter part of 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits to software engineers, supplies and payments to contract programmers and rent on facilities. Research and development expenses increased by $919,900, or 274.7%, to $1,254,800, or 93.2% of revenue, for the six months ended June 30, 1999 from $334,900, or 28.8% of revenue, for the same period in 1998. Research and development expenses increased by $465,900, or 215.8%, to $681,800, or 96.4% of revenue, for the three months ended June 30, 1999 from $215,900, or 30.4% of revenue, for the same period in 1998. The increase was primarily due to the addition of software engineers and the rent on new facility locations. As of June 30, 1999, we had 26 software engineers compared to 12 as of June 30, 1998.

         INTEREST EXPENSE. Interest expense decreased in 1999 as compared to 1998 due to the repayment of a convertible note payable in January 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to 1998, we funded our operations, working capital needs and capital expenditures primarily through cash flow from operations.

         In January 1999, a convertible note in the amount of $475,000 was repaid from the net proceeds of the final closing of our private placement of securities whereby we received additional net proceeds of $1,708,600 in consideration of 1,963,868 shares of our common stock and warrants to purchase an additional 392,774 shares of our common stock (representing approximately 1,095,052 and 219,010 shares of the combined entity, respectively). In February 1999, we sold 112,132 shares of our common stock and warrants to purchase an additional 1,213 shares of our common stock (representing approximately 62,524 and 676 shares of the combined entity), for gross proceeds of $97,200. As of June 30, 1999, we had cash and cash equivalents of $316,700 ($5,741,700 pro forma combined) as compared to total liabilities of $1,214,900, exclusive of deferred revenue of $161,800.

         On July 12, 1999, we completed a merger with Unity First Acquisition Corp. pursuant to which each share of our common stock was exchanged for
0.5576 shares of Unity common stock and each outstanding option and warrant to purchase our common stock was exchanged for options or warrants to purchase 0.5576 shares of Unity common stock. The transaction was a forward merger with Unity surviving the merger and changing its name to GraphOn Corporation and with GraphOn's management team continuing in their existing roles. The merger provided us with $5,425,000 in net cash proceeds which was previously held in trust for Unity until it consummated a merger with an operating business.

         We anticipate that cash balances as of June 30, 1999, as well as anticipated revenue from operations, will be sufficient to meet our working capital and capital expenditure needs through the next twelve months. We have no material capital expenditure commitments for the next twelve months.

YEAR 2000 COMPLIANCE

         We are aware of problems associated with computer systems as the year 2000 approaches. Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Others do not correctly process "leap year" dates. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can correctly process data related to the year 2000 and beyond. These problems are expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "year 2000 problem."

         We are continuing to assess the impact that the year 2000 problem may have on our operations and have identified the following three key areas of its business that may be affected:

         - PRODUCTS. We have evaluated each of our most current products and older versions and believe that each is substantially year 2000 compliant. However, we believe that it is not possible to determine whether all of our customers' products into which our products are incorporated or connected will be year 2000 compliant because we have little or no control over the design, production and testing of our customers' products.

         - INTERNAL INFRASTRUCTURE. The year 2000 problem could affect the systems, transaction processing computer applications and devices used by us to operate and monitor all major aspects of our business, including financial systems, customer services, infrastructure, materials requirement planning, master production scheduling, networks and telecommunications systems. We believe that we have identified substantially all of the major systems, software applications and related equipment used in connection with our internal operations that must be modified or upgraded in order to minimize the possibility of a material disruption to our business. We have modified and upgraded all affected systems. Because most of the software applications used by us are recent versions of vendor supported, commercially available products, we have not incurred, and do not expect in the future to incur, significant costs to upgrade these applications as year 2000 compliant versions are released by the respective vendors.

         - FACILITY SYSTEMS. Systems such as heating, sprinklers, test equipment and security systems at our facilities also may be affected by the year 2000 problem. We currently are assessing the potential effect of and costs of remediating the year 2000 problem on our facility systems. We estimate that the total cost to the company of completing any required modifications, upgrades or replacements of these systems will not have a material adverse effect on our business or results of operations.

         We presently estimate that the total cost of addressing our year 2000 issues will be less than approximately $10,000. This estimate was derived utilizing numerous assumptions, including the assumption that we already have identified our most significant year 2000 issues. However, there can be no guarantee that these assumptions are accurate, and actual results could differ materially from those anticipated.

         We currently are developing contingency plans to address the year 2000 issues that may pose a significant risk to our on-going operations. Such plans could include accelerated replacement of affected equipment or software, temporary use of back-up equipment or software or the implementation of manual procedures to compensate for system deficiencies. However, there can be no assurance that any contingency plans we implement would be adequate to meet our needs without materially impacting our operations, that any such plan would be successful or that our results of operations would not be materially and adversely affected by the delays and inefficiencies inherent in conducting operations in an alternative manner.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 132, "EMPLOYER'S DISCLOSURE ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS," which standardizes the disclosure requirements for pension and other post-retirement benefits. The adoption of SFAS No. 132 did not impact our disclosures.

RECENTLY ISSUED ACCOUNTING STANDARDS AND PRONOUNCEMENTS NOT YET ADOPTED

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this standard, software development is divided into three phases: the preliminary project state, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, the application development stage, are capitalizable, with the exception of data conversion and training costs, which are to be expensed when incurred during this phase. This standard is not effective for GraphOn's 1998 financial statements. Management does not expect this standard to have a significant impact on GraphOn's financial statements.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This standard requires the cost of start-up activities, including organizational costs, be expensed as incurred and is not effective for GraphOn's fiscal 1998 financial statements. Management does not expect this standard to have a significant impact on GraphOn's financial statements.

         In June 1998, FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires that every derivative instrument, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The standard is effective for all fiscal years beginning after June 15, 2000. As GraphOn currently is not a party to any derivative financial instruments and does not anticipate becoming a party to any derivative instruments, management does not expect this standard to have a significant impact on the GraphOn financial statements.

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are not exposed to financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, in the future, we may enter into transactions in other currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive.

RISK FACTORS

         You should carefully review the following factors before making an investment decision in our company. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or risks that we do not consider significant may also impair our business. This document also contains forward-looking statements that involve risks and uncertainties, and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, they could have a severe negative impact on our financial results and stock price and, in such case, you could lose all or part of your investment.

WE RECENTLY CHANGED OUR CORPORATE STRATEGY AND HAVE A LIMITED HISTORY OPERATING UNDER OUR CURRENT BUSINESS MODEL.

         Our operations are based entirely on the operations of GraphOn-CA. Although GraphOn-CA was founded in 1982, we have a relatively brief operating history as a provider of server-based software. We changed our strategic focus in early 1996 from manufacturing and selling computer terminal hardware to developing server-based software. This change in strategic focus required us to make changes to our business processes and to make a number of significant personnel changes, including changes and additions to our engineering and management teams. As a result of our relatively brief operating history as a provider of server-based software, you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. These risks include our:

         - substantial dependence on products with only limited market acceptance;
         -  need to expand our sales and support organizations;
         -  competition with established and emerging companies;
         -  need to manage changing operations;
         -  reliance upon strategic relationships; and
         -  dependence upon key personnel.

We also depend to a significant degree on the continued growing use of the Internet for commerce and communication. We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT THESE LOSSES TO CONTINUE AND INCREASE, AT LEAST FOR THE NEAR FUTURE.

         We have experienced significant losses since we began operations. We expect to continue to incur significant losses for the foreseeable future. We incurred net losses of approximately $2,148,500 for the year ended December 31, 1998 and $4,047,700 for the six months ended June 30, 1999. We expect our expenses to increase as we expand our business but cannot assure you that our revenues will increase as a result of increased spending. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

OUR OPERATING RESULTS IN ONE OR MORE FUTURE PERIODS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY AND MAY FAIL TO MEET OR EXCEED THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS.

         Our operating results are likely to fluctuate significantly in the future on a quarterly and on an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

         -  the degree of success of our recently introduced products;
         -  variations in the timing of and shipments of our products;
         -  variations in the size of orders by our customers;
         -  increased competition;
         - the proportion of overall revenues derived from different sales channels such as distributors, OEMs and others;
         -  changes in our pricing policies or those of our competitors;
         -  the financial stability of major customers;
         -  new product introductions or enhancements by us or by competitors;
         - delays in the introduction of products or product enhancements by us or by competitors;
         -  the degree of success of new products;
         -  any changes in operating expenses; and
         - general economic conditions and economic conditions specific to the software industry.

         In addition, our royalty and license revenues are impacted by fluctuations in OEM licensing activity from quarter to quarter which may involve one-time royalty payments and license fees. Our expense levels are based, in part, on expected future orders and sales. Therefore, if orders and sales levels are below expectations, our operating results are likely to be materially adversely affected. Additionally, because a significant portion of our expenses are fixed, a reduction in sales levels may disproportionately affect our net income. Also, we may reduce prices or increase spending in response to competition or to pursue new market opportunities. Because of these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.

OUR FAILURE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS MAY ADVERSELY AFFECT
US.

         Our commercial success is dependent, in large part, upon our ability to protect our proprietary rights. We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We cannot assure you that measures we have taken will be adequate to protect us from misappropriation or infringement of our intellectual property. We license essential components of our core technology from two different parties to whom we pay royalties, although we hold an option, which is exercisable in the year 2001, to purchase the technology under such licenses. These licenses may be terminated upon material breach of the agreements, and if they are terminated our business will be harmed. Despite our efforts to protect proprietary rights, it may be possible for unauthorized third parties to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our intellectual property rights as fully as do the laws of the United States. Furthermore, we cannot assure you that the existence of any proprietary rights will prevent the development of competitive products. The infringement upon or loss of any proprietary rights, or the development of competitive products despite such proprietary rights, could have a material adverse effect on our business.

WE FACE RISKS OF CLAIMS FROM THIRD PARTIES FOR INTELLECTUAL PROPERTY INFRINGEMENT THAT COULD ADVERSELY AFFECT OUR BUSINESS.

         At any time, we may receive communications from third parties asserting that features or content of our products may infringe upon their intellectual property rights. Any such claims, with or without merit, and regardless of their outcome, may be time consuming and costly to defend. We may not have sufficient resources to defend such claims and they could divert management's attention and resources, cause product shipment delays or require us to enter into new royalty or licensing agreements. New royalty or licensing agreements may not be available on beneficial terms, and may not be available at all. If a successful infringement claim is brought against us and we fail to license the infringed or similar technology, our business could be materially adversely affected.

OUR BUSINESS SIGNIFICANTLY BENEFITS FROM STRATEGIC RELATIONSHIPS AND THERE CAN BE NO ASSURANCE THAT SUCH RELATIONSHIPS WILL CONTINUE IN THE FUTURE.

         Our business and strategy relies to a significant extent on our strategic relationships with other companies. There is no assurance that we will be able to maintain or develop any of these relationships or to replace them in the event any of these relationships are terminated. In addition, any failure to renew or extend any licenses between us and any third party may adversely affect our business.

BECAUSE OUR MARKET IS NEW AND EMERGING, WE CANNOT ACCURATELY PREDICT ITS FUTURE GROWTH RATE OR ITS ULTIMATE SIZE, AND WIDESPREAD ACCEPTANCE OF OUR PRODUCTS IS UNCERTAIN.

         The market for server-based software, which enables programs to be accessed and run with minimal memory resident on a desktop computer or remote user device, still is emerging, and we cannot assure you that our products will receive broad-based market acceptance or that this market will continue to grow. Additionally, we cannot accurately predict our market's future growth rate or its ultimate size. Even if server-based software products achieve market acceptance and the market for these products grows, we cannot assure you that we will have a significant share of that market. If we fail to achieve a significant share of the server-based software market or if such market does not grow as anticipated, our business, results of operations and financial condition may be adversely affected.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND MAY NOT BE ABLE TO SECURE ADEQUATE FUNDS ON TERMS ACCEPTABLE TO US.

         In the future, we may need to raise additional funds to meet our obligations, cover operating expenses, pursue business strategies, respond to financial, technological or marketing hurdles or take advantage of new opportunities. However, we cannot assure you that any additional funds required will be available at the time or times needed, or available on terms acceptable to us. If adequate funds are not available, or are not available on acceptable terms, we may not be able to meet our obligations, pursue business strategies, take advantage of market opportunities, develop new products or otherwise respond to competitive pressures. Such inability could have a material adverse effect on our business, financial condition and results of operations.

WE RELY ON INDIRECT DISTRIBUTION CHANNELS FOR OUR PRODUCTS AND MAY NOT BE ABLE TO RETAIN EXISTING RESELLER RELATIONSHIPS OR TO DEVELOP NEW RESELLER RELATIONSHIPS.

         Our products primarily are sold through several distribution channels. An integral part of our strategy is to strengthen our relationships with resellers such as value-added resellers, distributors, OEMs, systems integrators and other vendors to encourage these parties to recommend or distribute our products and to add resellers both domestically and internationally. We currently invest in and intend to continue to invest significant resources to expand our sales and marketing capabilities. We cannot assure you that we will be able to attract and/or retain resellers to market our products effectively. Our inability to attract resellers and the loss of any current reseller relationships could have a material adverse effect on our business, results of operations and financial condition. Additionally, we cannot assure you that resellers will devote enough resources to provide effective sales and marketing support to our products.

OUR FUTURE SUCCESS WILL DEPEND IN PART UPON OUR ABILITY TO ENHANCE OUR EXISTING PRODUCTS AND TO DEVELOP AND INTRODUCE, ON A TIMELY BASIS, NEW PRODUCTS AND FEATURES THAT MEET CHANGING CUSTOMER REQUIREMENTS AND EMERGING INDUSTRY STANDARDS.

         The server-based software market still is emerging and characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of new technological products and the emergence of new industry standards could render our products obsolete and unmarketable. From time to time, we may develop new products, capabilities or technologies that have the potential to replace or shorten the life cycle of our existing products. Additionally, we cannot assure you that announcements of currently planned or newly introduced product offerings will not cause customers to defer purchasing our existing products. In addition, we cannot assure you that we will be able to develop products that keep pace with new technology, or that new technology will not obviate the need for our products. If any new or enhanced technology gains widespread acceptance and we fail to develop and provide compatible products on a timely basis, our competitive position, business, results of operations and financial condition could be adversely affected. Our future success depends in large part upon:

         -  our ability to enhance our current products;

         - our ability to develop and successfully introduce new products that keep pace with technological developments; and

         -  our ability to respond to evolving end-user requirements.

         We cannot assure you that we will successfully develop and market new products or product enhancements on a timely basis, or that new products or product enhancements we develop will achieve market acceptance.

WE FILED FOR BANKRUPTCY ON NOVEMBER 15, 1991 AND MAY BE REQUIRED TO PAY UP TO $2.23 MILLION AND INTEREST, IF ANY, TO CREDITORS.

         On November 15, 1991, GraphOn-CA filed for reorganization under
Chapter 11 of the United States Bankruptcy Code and, later, submitted a Debtor's Proposed Amended Plan of Reorganization. The plan was confirmed by order of the bankruptcy court on July 11, 1994 and the court established a plan of payment for the benefit of our creditors. Under the bankruptcy court order, we established a disbursement account into which 50% of the ongoing terminal royalties we receive from OEMs with whom we had a current relationship must be deposited to pay named creditors. For all but one unsecured creditor, payments from the disbursement account were ordered to continue up to the earlier of:

         -  the limit of our liability to each unsecured creditor; or
         -  through the year 2000.

However, the largest unsecured creditor's claim, which currently totals approximately $964,000, must be paid from available funds, if any, in the disbursement account until such amount is fully paid. Our total remaining liability under the bankruptcy, as of June 30, 1999, is limited to the lesser of:

         -  approximately $2,230,000; or
         -  50% of future ongoing terminal royalties we receive from the OEMs.

To date, only royalties received pursuant to some of our license agreements existing at the time of the bankruptcy have been deposited into the disbursement account, and we have not deposited into such account or paid creditors out of royalties received or currently received on our subsequently developed and licensed server-based technology. We believe that our royalty payment obligations under the bankruptcy court order relate only to licenses in place as of July 11, 1994, and no payments to creditors have been made since November 14, 1997. We cannot assure you that a court will not interpret our obligation to include payments to the disbursement account from royalties earned from subsequent licenses of the server-based technology or licenses that we secure in the future, or that our current technology will not be deemed derivative of our technology existing at July 11, 1994. Consequently, we cannot assure you that we will not be required to repay creditors referenced in the bankruptcy proceedings the full amount of our liability, which is approximately $2,230,000, and interest on any payments that a court deems to be owed based upon a ruling that our interpretation is wrong. In addition, we cannot guarantee you that a creditor will not assert a claim for payment out of the royalties from subsequent licenses of the server-based technology. Such claims could be costly and time-consuming for us. If any of these events takes place, it could have a material adverse effect on our business, financial condition and results of operations.

OUR FAILURE TO MANAGE EXPANDING OPERATIONS COULD ADVERSELY AFFECT US.

         To exploit the emerging server-based software market, we must rapidly execute our business strategy and further develop products while managing our anticipated growth in operations. To manage our growth, we must:

         - continue to implement and improve our operational, financial and management information systems;
         -  hire and train additional qualified personnel;
         -  continue to expand and upgrade core technologies; and
         - effectively manage multiple relationships with various licensees, consultants, strategic and technological partners and other third parties.

We cannot assure you that our systems, procedures, personnel or controls will be adequate to support our operations or that management will be able to execute strategies rapidly enough to exploit the market for our products and services. Our failure to manage growth effectively or execute strategies rapidly could have a material adverse effect on our business, financial condition and results of operations.

COMPETITION FOR KEY MANAGEMENT AND OTHER PERSONNEL IN OUR INDUSTRY IS INTENSE, AND WE MAY NOT BE SUCCESSFUL IN ATTRACTING AND RETAINING THESE PERSONNEL.

         Our success and business strategy is dependent in large part on our ability to attract and retain key management and other personnel. Such individuals are in high demand and often have competing employment offers. In particular, our success depends on our ability to retain the services of Mr. Walter Keller, our President and Chairman of the Board and Ms. Robin Ford, our Executive Vice President of Marketing and Sales. We have entered into employment agreements with these individuals that each contain non-competition and confidentiality covenants. We currently anticipate the need to attract additional sales, marketing, financial and software engineer personnel in the near future. Competition for such personnel in the computer software and services industry is intense, and therefore, we cannot assure you we will be able to attract or retain such personnel. The loss of the services of one or more members of our management group or the inability to retain or hire additional personnel as needed may have a material adverse effect on our business.

OUR PLANNED EXPANSION INTO INTERNATIONAL MARKETS MAKES US SUSCEPTIBLE TO RISKS FROM INTERNATIONAL OPERATIONS.

         As part of our long term strategy we intend to address the global needs of our customers and expand our business to commit resources to international market expansion. In order to execute this strategy, we will need to hire and train additional personnel and recruit additional international resellers to successfully expand our international sales. We cannot assure you that we will be able to increase or maintain international sales of our products or that international reseller channels will be willing or able to adequately service and support our products. Our international operations will be subject to a number of risks including:

         -  difficulties in staffing and managing foreign operations;
         - variability of foreign economic conditions and changing restrictions imposed by United States export laws;
         -  unexpected changes in regulatory requirements;
         -  tariffs and other trade barriers;
         -  lack of acceptance of products in foreign countries;
         -  the burdens of complying with a wide variety of foreign laws; and
         - foreign restrictions on the transfer of currency and variability of foreign currency exchange rates.

We cannot assure you that such factors will not have a material adverse effect on our future international sales and, consequently, our business, results of operations and financial condition.

THE MARKET IN WHICH WE PARTICIPATE IS HIGHLY COMPETITIVE AND HAS MORE ESTABLISHED COMPETITORS.

         The market we participate in is intensely competitive, rapidly evolving and subject to technological changes. We expect competition to increase as other companies introduce additional competitive products. In order to compete effectively, we must continually develop and market new and enhanced products and market those products at competitive prices. As markets for our products continue to develop, additional companies, including companies in the computer hardware, software and networking industries with significant market presence, may enter the markets in which we compete and further intensify competition. A number of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, sales, technical, marketing and other resources than we do. We cannot assure you that our competitors will not develop and market competitive products that will offer superior price or performance features or that new competitors will not enter our markets and offer such products. We believe that we will need to invest increasing financial resources in research and development to remain competitive in the future. Such financial resources may not be available to us at the time or times that we need them or upon terms acceptable to us. We cannot assure you that we will be able to establish and maintain a significant market position in the face of our competition and our failure to do so would adversely affect our business.

WE ARE SUBJECT TO RISK OF UNDETECTED ERRORS WHICH COULD SUBSTANTIALLY REDUCE THE EFFECTIVENESS OF OUR PRODUCTS AND ADVERSELY AFFECT US.

         Our complex software products may contain undetected errors or failures when first introduced or as new versions are released. We cannot assure you that errors will not be found in our products after commencement of commercial shipments. In addition, third-party products that our products depend upon, including current and future versions of operating systems and application programs provided by companies such as Sun Microsystems, Inc., IBM Corporation and Microsoft Corporation, may contain defects which could reduce the performance of our products or render them useless. Because we do not develop our own application programs and depend upon third party applications, errors in any application utilized by our customers could adversely impact the marketability of our products. Similarly, we cannot assure you that errors or defects in our products will not be discovered, causing delays in product introductions and shipments or requiring design modifications that could adversely affect our reputation, competitive position, business, results of operations and financial condition.

OUR MANAGEMENT WILL BE ABLE TO EXERT SIGNIFICANT CONTROL OVER US.

         Our executive officers, directors and their affiliates own or have voting control over approximately 45.8% of the outstanding shares of our common stock. As a result, if they act as a group, the executive officers and directors may exercise significant influence over such matters as amendments to our charter and fundamental corporate transactions such as mergers, asset sales and the sale of our company. In addition, they will be able to influence the direction of our business and the election of members to the board of directors.

WE HAVE AGREED TO CONTRACTUAL PROVISIONS THAT COULD DISCOURAGE ACQUISITION BIDS.

         A number of our agreements contain express provisions that do not allow us to assign them without written consent. These provisions could deter third parties from making bids to acquire us. These provisions could also limit the price future investors are willing to pay for shares of our common stock.

OUR FAILURE TO BE YEAR 2000 COMPLIANT WOULD NEGATIVELY IMPACT OUR BUSINESS.

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and therefore are not designed to handle any dates beyond the year 1999. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in a relatively short time, computer systems and/or software used by many companies may need to be upgraded to comply with such "year 2000" requirements to remain functional. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. Although we currently offer software products that are designed and, in certain circumstances, are warranted to be year 2000 compliant, there can be no assurance that our software products contain all necessary date code changes. In addition, there may be a significant amount of litigation arising out of year 2000 compliance issues. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it. We believe that the purchasing patterns of customers and potential customers may be affected by year 2000 issues in a variety of ways. Many companies are expending significant resources to purchase new software or correct their current software systems for year 2000 compliance. These expenditures may result in reduced funds available to purchase our products. In addition, many potential customers may choose to defer purchasing year 2000 compliant products until they believe it is absolutely necessary, thus resulting in potentially stalled market sales within the server-based software industry. Conversely, year 2000 issues may cause other companies to accelerate purchases, causing an increase in short-term demand and a consequent decrease in long-term demand for our year 2000 compliant products. There can be no assurance that year 2000 issues will not affect us in one or more of a number of possible ways and will not result in a material adverse effect on our business, operating results and financial condition.

THE PRICE OF OUR SECURITIES MAY FLUCTUATE.

         The market price of our securities is likely to be highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile. Our stockholders may have difficulty selling their common stock following periods of volatility because of the market's adverse reaction to such volatility. Factors which could cause such volatility may include, among others:

         -  conditions or trends in the computer software industry;
         - changes in the market valuations of other computer software companies;
         -  actual or anticipated variations in quarterly operating results;
         -  announcements of technological innovations;
         -  capital commitments and expenditures;
         -  departures of key employees; and
         - announcements by us or our competitors of strategic alliances, joint ventures and significant acquisitions.

Many of these factors are beyond our control and may materially adversely affect the market price of our common stock, regardless of future operating results. The trading prices of many technology companies' stocks have reached historical highs within the last 12 months and have reflected valuations substantially above historical levels. During the same period, such companies' stocks have also been highly volatile and have recorded lows well below such historical highs. We cannot assure you that our securities will trade at the same levels of other technology companies or that technology stocks in general will sustain their current levels.

SOME OF OUR WARRANTS MAY NOT BE EXERCISED IF A CURRENT PROSPECTUS COVERING THE UNDERLYING SHARES IS NOT AVAILABLE.

         Holders of warrants issued by us when we were known as Unity First Acquisition Corp. in our initial public offering cannot exercise such warrants and then sell the underlying shares of common stock in the absence of an effective registration statement. The warrants are not exercisable unless, at the time of exercise, we have a current prospectus covering the shares of common stock issuable upon exercise of the warrants, and the shares have been registered, qualified or are deemed to be exempt from registration under the securities laws of the state of residency of the warrant holder. Although we have agreed with the underwriter of our initial public offering to use our best efforts to keep a registration statement covering the shares underlying such warrants effective for the life of the warrants, if we fail to do so, the warrants may be deprived of their value. Maintaining such a registration statement may be very costly over the life of the warrants.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS COULD MAKE IT DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

         Our amended and restated certificate of incorporation and bylaws could have the effect of delaying, deferring or preventing an acquisition of us. For example, our board may issue preferred stock without stockholder approval. Additionally, such certificate of incorporation provides for a classified board, with each member having a staggered three year term. Our certificate of incorporation also will prohibit the stockholders from taking action by written consent and limit their ability to call special meetings and make proposals at such meetings. These provisions could make it more difficult for a third party to remove or replace our management or to acquire us.

OUR COMMON STOCK MAY NOT HAVE AN ACTIVE TRADING MARKET, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT.

         There has been a sporadic and, at times, relatively illiquid public market for our securities. We cannot predict the extent to which a trading market will develop or how liquid that market will be.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

         In late 1996, we disclosed aspects of our proprietary technology on a confidential basis to Insignia Solutions, Inc. and Insignia Solutions plc, some of whose assets were later acquired by Citrix Systems. We made inquiry of Citrix and Insignia regarding its potential misuse of our technology. Citrix instituted litigation in the United States District Court for the Southern District of Florida seeking a judicial declaration that neither Citrix nor Insignia had misappropriated or infringed upon our technology or breached a binding agreement. We responded by filing a motion to dismiss the action. On May 14, 1999, the court granted our motion to dismiss the action. Citrix subsequently filed notice to appeal this decision and the court issued a Readiness of Appeal Notice on July 28, 1999. Additionally, on July 14, 1999, we filed a motion for reimbursement of our attorneys' fees and costs resulting from the litigation.

ITEM 2.

         In connection with the merger, our Certificate of Incorporation and bylaws were amended to prohibit the stockholders from taking action by written consent and limit their ability to call special meetings and make proposals at such meetings. These are described more fully in our Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on June 15, 1999.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A special meeting of the stockholders was held on July 12, 1999 for each of GraphOn and Unity First Acquisition Corp. ("Unity"). At such meeting, the stockholders of GraphOn and Unity voted to approve the merger between GraphOn and Unity, including the amendment of our Certificate of Incorporation and the voting for the following directors: Walter Keller, Thomas A. Bevilacqua, Michael O'Reilly, Robert Dilworth, Eric Kim, August Klein and Lawrence Burstein. Each of such actions is further described in the Registration Statement on Form S-4, as amended, filed with the Securities and Exchange Commission on June 15, 1999 and the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 1999 and July 27, 1999, respectively, incorporated herein by reference.

         The results of such vote were as tabulated below:

                        GraphOn                                                 Unity
------------------- ----------------- ----------------     --------------- ----------------- ---------------
       For              Against           Abstain               For            Against          Abstain
       ---              -------           -------               ---            -------          -------
    12,628,707             0              392,500            1,152,375            0                0

ITEM 5.      OTHER INFORMATION.

CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT.

         On August 4, 1999, the board of directors of the Registrant dismissed Arthur Andersen LLP (the "Former Certifying Accountant") and hired BDO Seidman LLP as the certifying accountant to audit the Registrant's financial statements. BDO Seidman LLP acted as the principal accountant to audit the financial statements of GraphOn-CA prior to its merger with Unity.

         The Former Certifying Accountant's report on the financial statements of the Registrant during the two most recent fiscal years and the subsequent interim periods preceding the date hereof contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the subsequent interim periods preceding the date hereof, there were no disagreements with the Former Certifying Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreement, if not resolved to the satisfaction of the Former Certifying Accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         None of the "reportable events" described in Item 301 (a) (i) (ii) occurred with respect to the Registrant within the last two fiscal years and the subsequent interim periods preceding the date hereof.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

          *2.1       Agreement and Plan of Merger and Reorganization dated as of February 1, 1999, between
                     Unity First Acquisition Corp. and GraphOn Corporation,
          *3.5       Amended and Restated Certificate of Incorporation
          *3.6       Amended and Restated Bylaws
          +4.2       Form of certificate evidencing Class A Redeemable Warrants
          +4.3       Form of certificate evidencing Class B Redeemable Warrants
          *4.4       Form of certificate evidencing shares of common stock
          +4.5       Warrant Agreement dated November 12, 1996 between Registrant and GKN Securities Corp.
                     and Gaines, Berland, Inc.
          +4.6       Redeemable Warrant Agreement dated November 12, 1996 between Registrant and American
                     Stock Transfer & Trust Company
          *4.7       Registration Rights Agreement dated October 28, 1998 between Registrant, Spencer Trask
                     Investors, Walter Keller and the investors purchasing units in Registrant's private placement
          *4.8       Amendment to Registration Rights Agreement
          +10.1      1996 Stock Option Plan of Registrant
          *10.2      1998 Stock Option/Stock Issuance Plan of Registrant
          *10.3      Placement Agency Agreement by and between GraphOn and Spencer Trask Securities, Inc., dated as of September 2, 1998
          *10.4      Asset Purchase Agreement by and among GraphOn, Corel Corporation, Corel Corporation
                     Limited and Corel, Inc. (collectively, "Corel"), dated as of December 18, 1998
          *10.5      Securities Purchase Agreement by and among GraphOn and Corel, dated as of December 18,
                     1998
          *10.6      Standard Industrial Lease between GraphOn and Mildred K. Dibona, dated April 14, 1995, as amended on October 2, 1998
          *10.7      Hidden Valley Office Park Lease Agreement between GraphOn and ASA Properties, Inc., dated June 5, 1998
          *10.8      Lease Agreement between Corel Inc. and CML Realty Corp., dated September, 1998 and assumed by GraphOn on December 31, 1998
          16.1       Letter from Arthur Andersen LLP regarding change in certifying accountant,
                     dated        .
          27.1      Financial Data Schedule.

* Incorporated by reference to Form S-4 (File No. 333-76333) filed with the SEC on June 15, 1999.

+ Incorporated by reference to Form S-1 (File No. 333-11165), filed with the SEC on August 30, 1996.

         (b)      REPORTS ON FORM 8-K.

                  The Company did not file any reports on Form 8-K during the six months ended June 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    GRAPHON CORPORATION
                                    (Registrant)



Date:  August 13, 1999              By:  /s/ Walter Keller
                                        -----------------------------
                                    Walter Keller,
                                    Chief Executive Officer and President

Date:  August 13, 1999              By:  /s/ Edmund Becmer
                                       ------------------------------
                                    Edmund Becmer,
                                    Chief Financial Officer

EXHIBIT INDEX

         Exhibit No.
         -----------
         *2.1       Agreement and Plan of Merger and Reorganization dated as of February 1, 1999, between
                    Unity First Acquisition Corp. and GraphOn Corporation,
         *3.5       Amended and Restated Certificate of Incorporation
         *3.6       Amended and Restated Bylaws
         +4.2       Form of certificate evidencing Class A Redeemable Warrants
         +4.3       Form of certificate evidencing Class B Redeemable Warrants
         *4.4       Form of certificate evidencing shares of common stock
         +4.5       Warrant Agreement dated November 12, 1996 between Registrant and GKN Securities Corp.
                    and Gaines, Berland, Inc.
         +4.6       Redeemable Warrant Agreement dated November 12, 1996 between Registrant and American
                    Stock Transfer & Trust Company
         *4.7       Registration Rights Agreement dated October 28, 1998 between Registrant, Spencer Trask Investors,
                    Walter Keller and the investors purchasing units in Registrant's private placement
         *4.8       Amendment to Registration Rights Agreement
         +10.1      1996 Stock Option Plan of Registrant
         *10.2      1998 Stock Option/Stock Issuance Plan of Registrant
         *10.3      Placement Agency Agreement by and between GraphOn and Spencer Trask Securities, Inc., dated as of September 2, 1998
         *10.4      Asset Purchase Agreement by and among GraphOn, Corel Corporation, Corel Corporation
                    Limited and Corel, Inc. (collectively, "Corel"), dated as of December 18, 1998
         *10.5      Securities Purchase Agreement by and among GraphOn and Corel, dated as of December 18,
                    1998
         *10.6      Standard Industrial Lease between GraphOn and Mildred K. Dibona, dated April 14, 1995, as amended on October 2, 1998
         *10.7      Hidden Valley Office Park Lease Agreement between GraphOn and ASA Properties, Inc., dated June 5, 1998
         *10.8      Lease Agreement between Corel Inc. and CML Realty Corp., dated September, 1998 and assumed by GraphOn on December 31, 1998
         16.1       Letter from Arthur Andersen LLP regarding change in certifying accountant,
                    dated        .
          27.1      Financial Data Schedule.

* Incorporated by reference to Form S-4 (File No. 333-76333) filed with the SEC on June 15, 1999.

+ Incorporated by reference to Form S-1 (File No. 333-11165), filed with the SEC on August 30, 1996.