Form 10-Q
period 1999-09-30
GRAPHON CORP/DE
filed 1999-11-15
CIK 1021435

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended September 30, 1999.

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from        to        .

                        Commission File Number: 0-21683

                               ----------------

                              GraphOn Corporation
             (Exact name of Registrant as specified in its charter)

                               ----------------

                 Delaware                                   13-3899021
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)

 150 Harrison Avenue, Campbell, California                     95008
 (Address of principal executive offices)                   (zip code)

       Registrant's telephone number, including area code: (408) 370-4080

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), Yes [X] No [_]

   and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of November 12, 1999, there were 10,969,471 shares of the Registrant's Common Stock outstanding, par value $0.0001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM I Financial Statements

                              GRAPHON CORPORATION

                                 BALANCE SHEETS

                                                   September 30,  December 31,
                                                       1999           1998
                                                   -------------  ------------
                                                    (Unaudited)
                      ASSETS
                      ------
Current Assets:
  Cash and cash equivalents.......................   $ 2,795,200   $ 1,798,400
  Accounts receivable, net of allowance for
   doubtful accounts of $25,000 and $25,000.......     1,322,800       564,700
  Available for sale securities...................       999,000           --
  Prepaid expenses and other assets...............       554,100        32,100
                                                     -----------   -----------
      Total Current Assets........................     5,671,100     2,395,200
                                                     -----------   -----------
Property and Equipment, net.......................       548,200       423,300
Purchased Technology , net........................     1,301,400     3,645,400
Capitalized Software, net.........................       231,500        74,200
Deferred Compensation Expense.....................       440,800       566,000
Other Assets......................................         6,400         6,400
                                                     -----------   -----------
                                                     $ 8,199,400   $ 7,110,500
                                                     -----------   -----------
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current Liabilities:
  Convertible note payable........................   $       --    $   475,000
  Accounts payable................................       382,000       115,700
  Accrued expenses................................       494,500       498,900
  Deferred revenue................................        75,400       112,600
                                                     -----------   -----------
      Total Current Liabilities...................       951,900     1,202,200
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, $0.01 par value, 5,000 shares
   authorized, no shares issued and outstanding...           --            --
  Common stock, $0.0001 par value, 20,000,000
   shares authorized, 10,969,471 and 7,970,336
   shares issued and outstanding..................         1,100           800
  Additional paid in capital......................    15,399,800     8,430,700
    Accumulated other comprehensive income........           300           --
    Accumulated deficit...........................    (8,153,700)   (2,523,200)
                                                     -----------   -----------
      Stockholders' Equity........................     7,247,500     5,908,300
                                                     -----------   -----------
                                                     $ 8,199,400   $ 7,110,500
                                                     ===========   ===========

     See accompanying summary of accounting policies and notes to financial statements.

                              GRAPHON CORPORATION

                            STATEMENTS OF OPERATIONS

                               Nine Months Ended        Three Months Ended
                                 September 30,            September 30,
                            ------------------------  -----------------------
                               1999         1998         1999         1998
                            -----------  -----------  -----------  ----------
                                             (Unaudited)
Revenues
Product sales.............. $   602,600  $   447,700  $   225,700  $  207,400
Maintenance................     131,900       76,300       36,900      28,400
OEM license................   1,115,000      964,600      240,000     100,000
OEM license--related
 party.....................     600,000          --       600,000         --
Training...................         --        10,400          --          --
                            -----------  -----------  -----------  ----------
    Total Revenues.........   2,449,500    1,499,000    1,102,600     335,800
Cost of Revenues
Product sales..............      10,400       20,900        3,600       5,100
Maintenance................      28,200       15,000        9,400       5,000
OEM license................     251,900      215,500       79,300      60,000
                            -----------  -----------  -----------  ----------
    Total Cost of
     Revenues..............     290,500      251,400       92,300      70,100
    Gross Profit...........   2,159,000    1,247,600    1,010,300     265,700
                            -----------  -----------  -----------  ----------
Operating Expenses:
Selling and marketing......   2,359,200      860,000      783,800     335,600
General and
 administrative............   3,725,500      782,800    1,340,500     441,700
Research and development...   1,771,800      634,400      517,000     299,500
                            -----------  -----------  -----------  ----------
    Total Operating
     Expenses..............   7,856,500    2,277,200    2,641,300   1,076,800
                            -----------  -----------  -----------  ----------
Loss From Operations.......  (5,697,500)  (1,029,600)  (1,631,000)   (811,100)
Other Income (Expense):
  Interest and other
   income..................      76,900        8,800       49,900       1,700
  Interest expense.........      (9,100)    (368,000)      (1,700)   (166,600)
                            -----------  -----------  -----------  ----------
Loss Before Provision for
 Income Taxes..............  (5,629,700)  (1,388,800)  (1,582,800)   (976,000)
Provision for Income
 Taxes.....................         800          800          --          --
                            -----------  -----------  -----------  ----------
Net Loss................... $(5,630,500) $(1,389,600) $(1,582,800) $ (976,000)
                            -----------  -----------  -----------  ----------
Basic and Diluted Loss per
 Common Share.............. $     (0.59) $     (0.39) $     (0.15) $    (0.26)
                            ===========  ===========  ===========  ==========
Weighted Average Common
 Shares Outstanding........   9,540,148    3,583,798   10,712,629   3,750,418
                            ===========  ===========  ===========  ==========


     See accompanying summary of accounting policies and notes to financial statements.

                              GRAPHON CORPORATION

                            STATEMENTS OF CASH FLOWS

                                             Nine Months        Nine Months
                                                Ended              Ended
                                          September 30, 1999 September 30, 1998
                                          ------------------ ------------------
                                                       (Unaudited)
Cash Flows From Operating Activities:
Net (loss) income.......................     $(5,630,500)       $(1,389,600)
Adjustments to reconcile net (loss)
 income to net cash (used in) provided
 by operating activities:
  Depreciation and amortization.........       2,473,900             41,700
  Loss on available-for-sale
   securities...........................             --              16,500
  Compensation expense..................         125,200             59,900
  Interest expense......................             --             323,100
  Changes in operating assets and
   liabilities:
    Accounts receivable.................        (758,100)           149,900
    Available for sale securities.......        (998,700)               --
    Prepaid expenses and other assets...        (522,000)           (31,600)
    Accounts payable....................         266,300            204,000
    Accrued expenses....................          (4,400)           202,100
    Deferred revenue....................         (37,200)          (398,100)
                                             -----------        -----------
      Net Cash Used In Operating
       Activities.......................      (5,085,500)          (822,100)
                                             -----------        -----------
Cash Flows From Investing Activities:
Other assets............................             --              (4,500)
Capital expenditures....................        (412,100)          (158,600)
                                             -----------        -----------
      Net Cash Used In Investing
       Activities.......................        (412,100)          (163,100)
                                             -----------        -----------
Cash Flows From Financing Activities:
Proceeds from convertible notes
 payable................................             --             775,000
Repayment of convertible notes payable..        (475,000)               --
Net proceeds from issuance of common
 stock..................................       6,975,100             63,100
Purchase and retirement of common
 stock..................................          (5,700)               --
                                             -----------        -----------
      Net Cash Provided By Financing
       Activities.......................       6,494,400            838,100
                                             -----------        -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents............................         996,800           (147,100)
Cash and Cash Equivalents, beginning of
 period.................................       1,798,400            302,800
                                             -----------        -----------
Cash and Cash Equivalents, end of
 period.................................     $ 2,795,200        $   155,700
                                             ===========        ===========

     See accompanying summary of accounting policies and notes to financial statements.

                              GRAPHON CORPORATION

                              STATEMENT OF EQUITY

                            Common Stock                     Unrealized
                          ------------------ Additional Paid   Gain on   Accumulated
                            Shares    Amount    in Capital    Securities   Deficit       Total
                          ----------  ------ --------------- ----------- -----------  -----------
Balances, December 31,
 1998...................   7,970,336  $  800   $ 8,430,700      $ --     $(2,523,200) $ 5,908,300
Balance of information
 is unaudited through
 September 30,1999:
 Proceeds from sale of
  common stock..........      62,525     --         97,200        --             --        97,200
 Net proceeds from sale
  of common stock, net
  of offering costs of
  $255,300..............   1,095,053     100     1,708,500        --             --     1,708,600
 Repurchase and
  retirement of common
  stock.................     (40,952)    --         (5,700)       --             --        (5,700)
 Recapitalization of
  company through
  merger, net of merger
  costs of $255,700.....   1,875,000     200     5,169,100        --             --     5,169,300
 Unrealized gain on
  available for sale
  securities............         --      --            --         300            --           300
 Issuance of common
  stock due to the
  exercise of warrants..       7,509     --            --         --             --           --
 Net loss...............         --      --            --         --      (5,630,500)  (5,630,500)
                          ----------  ------   -----------      -----    -----------  -----------
Balances, September 30
 ,1999..................  10,969,471  $1,100   $15,399,800      $ 300    $(8,153,700) $ 7,247,500
                          ==========  ======   ===========      =====    ===========  ===========

                              GRAPHON CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. Merger with Unity First Acquisition Corp. and Basis of Presentation

   On July 12, 1999, GraphOn Corporation, a California corporation ("GraphOn-CA"), merged with and into Unity First Acquisition Corp., a Delaware corporation ("Unity"). Unity, as the surviving entity to the merger and the Registrant, then changed its name to GraphOn Corporation ("GraphOn"), and the GraphOn-CA management team continued in their existing roles at GraphOn. Pursuant to the merger, each outstanding share of GraphOn-CA common stock was exchanged for 0.5576 shares of Unity common stock and each outstanding option and warrant to purchase shares of GraphOn-CA common stock was exchanged for
0.5576 options or warrants to purchase shares of Unity common stock. Additionally, GraphOn received $5,425,000 in cash which was placed into trust upon Unity's initial public offering in November 1996 and released from trust upon consummation of the merger. As of July 12, 1999, GraphOn-CA had outstanding 16,296,559 shares of common stock. As a result of the merger, the GraphOn-CA shareholders acquired approximately 9,086,961 shares of Unity common stock, or approximately 82.9% of the then outstanding Unity common stock. The merger was accounted for as a capital transaction which is equivalent to the issuance of stock by GraphOn-CA for Unity's net monetary assets of approximately $5,425,000, accompanied by a recapitalization of GraphOn-CA.

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

   The unaudited financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the three and nine months ended September 30, 1999. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full fiscal year.

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

   As noted above, in July 1999, GraphOn-CA merged with and into Unity. All references to share and per-share data for all periods presented have been adjusted to give effect to the .5576 exchange of GraphOn-CA stock (See Note 3).

3. Stockholders' Equity

   In January 1999, GraphOn-CA completed the third and final closing of a private placement offering, in which it sold 1,095,053 shares of its common stock at $1.79 per share and granted warrants to purchase an additional 219,010 shares of common stock for net proceeds of $1,708,600.

   In January 1999, a convertible note payable for $475,000 to Spencer Trask Investors, an affiliate of GraphOn-CA, was retired from proceeds from the third closing of the private placement offering.

   In February 1999, GraphOn-CA sold 62,525 shares of its common stock and warrants to purchase an additional 676 shares for gross proceeds of $97,200.

                              GRAPHON CORPORATION

   In July 1999, GraphOn-CA merged with and into Unity. As discussed above, each share of GraphOn-CA common stock was exchanged for .5576 shares of Unity common stock and each outstanding GraphOn-CA option and warrant was exchanged for .5576 options and warrants of Unity. Additionally, GraphOn received $5,425,000 in cash and the merger was accounted for as a capital transaction giving effect to the 1,875,000 shares of Unity. All references to share and per-share data for all periods presented have been adjusted to give effect to this .5576 exchange of GraphOn-CA stock.

4. Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative instruments and Hedging Activities--Deferring the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

   Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material impact on the Company's results of operations, financial position or cash flows.

5. Litigation

   On October 4, 1999, Insignia Solutions plc, a British company with a California subsidiary, filed a complaint against GraphOn Corporation in the Superior Court of the State of California, Santa Clara County, alleging the GraphOn intentionally disrupted Insignia's sale to Citrix Systems, Inc., on February 5, 1998, of assets related to Insignia's NTRIGUE software product line. The complaint alleges that, as a result of GraphOn's conduct in connection with that sale of assets, Insignia was required by Citrix to place $8.75 million in escrow to enable Citrix to deal with potential claims by GraphOn of proprietary rights in the assets being sold. The complaint seeks unspecified damages from GraphOn.

   The complaint also names Citrix and its subsidiary in the United Kingdom ("Citrix UK") as defendants, alleging that these companies breached the February 5, 1998 contract with Insignia. The complaint seeks compensatory damages from Citrix related to that company's refusal to release purchase money from escrow for payment to Insignia.

   Insignia's California state court complaint makes reference to a declaratory judgment lawsuit that Citrix filed against GraphOn, on November 23, 1998, in the United States District Court for the Southern District of Florida, seeking a declaration of Citrix's right to use software purchased from Insignia, free and clear of any claim by GraphOn that such software may incorporate proprietary information owned by GraphOn. On May 14, 1999, Citrix's Florida-based lawsuit against GraphOn was dismissed for lack of subject matter jurisdiction. Essentially, the Florida court held that GraphOn has not threatened Citrix with litigation, and there is no existing dispute between GraphOn and Citrix. Citrix has filed an appeal from this ruling, which is presently pending.

   At the request of Citrix and Insignia, GraphOn has agreed to participate in mediation aimed at resolving the dispute. In light of that effort, the parties to the California state court case have agreed to extend GraphOn's time to respond to the complaint until early December. GraphOn has not yet filed an answer or other responsive pleading in the California state court action, but GraphOn presently intends to deny the principal allegations made by Insignia in the complaint. GraphOn views the matter as a dispute between Citrix and Insignia, in which GraphOn is not directly involved.

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

Overview

   We develop, market, sell and support server-based software that is designed to enable a diverse range of desktop computers to access server-based Windows and UNIX applications from any location, over fast or slow Internet connections. We were incorporated in May 1982 and engaged in the development and manufacture of hardware computer terminals. In 1995, we started to transition from a hardware to a software manufacturer by working with three independent software developers, with whom we entered into exclusive license agreements calling for royalties aggregating 16.4%, 9.7%, 4.8% and 2.9% of net revenues from sales of software products which contain the licensed technology for the years 1997, 1998, 1999 and 2000, respectively. After December 31, 2000, we have the option, under particular circumstances, to purchase the licensed technology or exclusive rights to it. We purchased most of the licensed technology from two of the software developers for a purchase price of $378,000 in the third quarter of 1999.

   Before October 1996, while we were developing our server-based software products, our revenue was derived principally from the sale and repair of hardware computer terminals. We discontinued selling hardware products in 1996 and now provide only return-to-factory repair for the installed customer base. Software revenue consists of licensing fees for products sold and revenues from OEM license agreements relating to our software products called GO-GlobalTM-, GO-JoeTM- and GO-BetweenTM in addition to fees for training and software maintenance.

   In May 1998, we hired eight software engineers based in Bellevue, Washington and in December 1998 added eight engineers in Concord, New Hampshire in connection with the acquisition of Corel Corporation's jBridgeTM technology. In February 1999, we hired a Chief Financial Officer.

   We have increased our headcount from 29 at September 30, 1998 to 49 at September 30, 1999.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 1999 Versus Three and Nine Month Periods Ended September 30, 1998

 Revenues.

   Software revenues have been derived primarily from two sources: GO-Global product sales and OEM licensing revenues for GO-Joe, GO-Global and GraphOn's server software. Total revenues for the nine-month period ended September 30, 1999 increased by $950,500, or 63.4%, to $2,449,500 from $1,499,000 for the same period in 1998. Total revenues for the three-month period ended September 30, 1999 increased by $766,800, or 228.4%, to $1,102,600 from $335,800 for the same period in 1998. The most important contributing factor was an increase in OEM license sales in 1999 as compared to 1998.

 Sales and Marketing Expenses.

   Sales and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities and promotional costs. Sales and marketing expenses increased by $1,499,200, or 174.3%, to $2,359,200, or 96.3% of revenue, for the nine months ended September 30, 1999 from $860,000, or 57.4% of revenue, for the same period in 1998. Sales and marketing expenses increased by $448,200, or 133.6%, to $783,800, or 71.1% of revenue, for the three months ended September 30, 1999 from $335,600, or 99.9% of revenue, for the same period in 1998. These increases primarily are attributable to the addition of sales and marketing personnel and a substantial increase in trade show, promotional and public relations activities.

 General and Administrative.

   General and administrative expenses primarily consist of salaries and legal and professional services. In addition, our corporate rent, utilities and administrative employee benefits are included in general and administrative expenses. General and administrative expenses increased by $2,942,700, or 375.9%, to $3,725,500, or 152.1% of revenue, for the nine months ended September 30, 1999 from $782,800, or 52.2% of revenue, for the same period in 1998. General and administrative expenses increased by $898,800, or 203.5%, to $1,340,500, or 121.6% of revenue, for the three months ended September 30, 1999 from $441,700, or 131.5% of revenue, for the same period in 1998. This increase is primarily due to:

  . amortization and depreciation expense recorded in connection with the acquisition of technology and assets from Corel Corporation in the approximate amount of $2,400,000 and $800,000 for the nine and three months ended September 30, 1999, respectively;

  . an increase in legal services;

  . hiring additional administrative personnel; and

  . increased utilities expenses necessary to support expanding operations.

   In addition, we recognized non-cash compensation charges in 1999 due to the recognition of deferred compensation charges in the latter part of 1998.

 Research and Development.

   Research and development expenses consist primarily of salaries and benefits to software engineers, supplies and payments to contract programmers and rent on facilities. Research and development expenses increased by $1,137,400, or 179.3%, to $1,771,800, or 72.3% of revenue, for the nine months ended
September 30, 1999 from $634,400, or 42.3% of revenue, for the same period in 1998. Research and development expenses increased by $217,500, or 72.6%, to $517,000, or 46.9% of revenue, for the three months ended September 30, 1999 from $299,500, or 89.2% of revenue, for the same period in 1998. The increase was primarily due to the addition of software engineers and the rent on new facility locations. As of September 30, 1999, we had 28 software engineers compared to 13 as of September 30, 1998.

 Interest Expense.

   Interest expense decreased in 1999 as compared to 1998 due to the repayment of a convertible note payable in January 1999.

Liquidity and Capital Resources

   Prior to 1998, we funded our operations, working capital needs and capital expenditures primarily through cash flow from operations.

   In January 1999, a convertible note in the amount of $475,000 was repaid from the net proceeds of the final closing of our private placement of securities whereby we received additional net proceeds of $1,708,600 in consideration of 1,095,053 shares of our common stock and warrants to purchase an additional 219,010 shares of our common stock.

   In February 1999, we sold 62,525 shares of our common stock and warrants to purchase an additional 676 shares of our common stock, for gross proceeds of $97,200.

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

   As of September 30, 1999, we had cash and cash equivalents of $2,795,200 as well as $999,000 in available-for-sale securities compared to total liabilities of $876,500, exclusive of deferred revenue of $75,400.

   We anticipate that cash balances as of September 30, 1999, as well as anticipated revenue from operations, will be sufficient to meet our working capital and capital expenditure needs through the next twelve months. We have no material capital expenditure commitments for the next twelve months.

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

Recently Issued Accounting Standards and Pronouncements Not Yet Adopted

   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this standard, software development is divided into three phases: the preliminary project state, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, the application development stage, are capitalizable, with the exception of data conversion and training costs, which are to be expensed when incurred during this phase. This standard is not effective for GraphOn's 1999 financial statements. Management does not expect this standard to have a significant impact on GraphOn's financial statements.

   In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This standard requires the cost of start-up activities, including organizational costs, be expensed as incurred and is not effective for GraphOn's fiscal 1999 financial statements. Management does not expect this standard to have a significant impact on GraphOn's financial statements.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged assets or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative instruments and Hedging Activities--Deferring the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As GraphOn is currently is not a party to any derivative financial instruments and does not anticipate becoming a party to any derivative instruments, management does not expect this standard to have a significant impact on the GraphOn financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

 We Recently Changed Our Corporate Strategy and Have a Limited History Operating Under Our Current Business Model.

   Our operations are based entirely on the operations of GraphOn-CA. Although GraphOn-CA was founded in 1982, we have a relatively brief operating history as a provider of server-based software. We changed our strategic focus in early 1996 from manufacturing and selling computer terminal hardware to developing server-based software. This change in strategic focus required us to make changes to our business processes and to make a number of significant personnel changes, including changes and additions to our engineering and management teams. As a result of our relatively brief operating history as a provider of server-based software, you must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. These risks include our:

  . substantial dependence on products with only limited market acceptance;

  . need to expand our sales and support organizations;

  . competition with established and emerging companies;

  . need to manage changing operations;

  . reliance upon strategic relationships; and

  . dependence upon key personnel.


  We also depend to a significant degree on the continued growing use of the Internet for commerce and communication. We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

 We Have a History of Operating Losses and Expect These Losses to Continue and Increase, at Least for the Near Future.

   We have experienced significant losses since we began operations. We expect to continue to incur significant losses for the foreseeable future. We incurred net losses of approximately $2,148,500 for the year ended December 31, 1998 and $5,630,500 for the nine months ended September 30, 1999. We expect our expenses to increase as we expand our business but cannot assure you that our revenues will increase as a result of increased spending. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

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

   Our operating results are likely to fluctuate significantly in the future on a quarterly and on an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

  . the degree of success of our recently introduced products;

  . variations in the timing of and shipments of our products;

  . variations in the size of orders by our customers;

  . increased competition;

  . the proportion of overall revenues derived from different sales channels such as distributors, OEMs and others;

  . changes in our pricing policies or those of our competitors;

  . the financial stability of major customers;

  . new product introductions or enhancements by us or by competitors;

  . delays in the introduction of products or product enhancements by us or by competitors;

  . the degree of success of new products;

  . any changes in operating expenses; and

  . general economic conditions and economic conditions specific to the software industry.


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

 A Complaint Has Been Filed Against Us, and if Such Claim Were Successful, Our Business May Be Materially Adversely Affected.

   On October 4, 1999, Insignia Solutions plc, a British company with a California subsidiary, filed a complaint against us in the Superior Court of the State of California, Santa Clara County, alleging that we intentionally disrupted Insignia's sale to Citrix Systems, Inc., on February 5, 1998, of assets related to Insignia's NTRIGUE software product line. The complaint alleges that, as a result of our conduct in connection with that sale of assets, Insignia was required by Citrix to place $8.75 million in escrow to enable Citrix to deal with potential claims by us of proprietary rights in the assets being sold. The complaint seeks unspecified damages from us.

   In addition, Citrix had filed a declaratory judgement lawsuit against us, on November 23, 1998, in the United States District Court for the Southern District of Florida, seeking a declaration of Citrix's right to use software purchased from Insignia, free and clear of any claim by us that such software may incorporate our proprietary information. On May 14, 1999, Citrix's Florida-based lawsuit against us was dismissed for lack of subject matter jurisdiction.

   At the request of Citrix and Insignia, we have agreed to participate in mediation aimed at resolving the dispute. In light of that effort, the parties to the California state court case have agreed to extend our time to respond to the complaint until early December. We have not yet filed an answer or other responsive pleading in the California state court action, but we presently intend to deny the principal allegations made by Insignia in the complaint.

   Mediation may fail to resolve this dispute. If mediation were unsuccessful, then we may face litigation from either or both Citrix and Insignia. Any litigation, regardless of outcome, may divert management's attention and resources and be costly to defend. If Insignia prevailed against us in its claim for damages or Citrix wins its appeal, it could adversely affect our business and financial condition.

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

   The server-based software market still is emerging and characterized by rapid technological change, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The introduction of new technological products and the emergence of new industry standards could render our products obsolete and unmarketable. From time to time, we may develop new products, capabilities or technologies that have the potential to replace or shorten the life cycle of our existing products. Additionally, we cannot assure you that announcements of currently planned or newly introduced product offerings will not cause customers to defer purchasing our existing products. In addition, we cannot assure you that we will be able to develop products that keep pace with new technology, or that new technology will not obviate the need for our products. If any new or enhanced technology gains widespread acceptance and we fail to develop and provide compatible products on a timely basis, our competitive position, business, results of operations and financial condition could be adversely affected. Our future success depends in large part upon:

  . our ability to enhance our current products;

  . our ability to develop and successfully introduce new products that keep pace with technological developments; and

  . our ability to respond to evolving end-user requirements.

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

  .  the limit of our liability to each unsecured creditor; or

  .  through the year 2000.

   However, the largest unsecured creditor's claim, which currently totals approximately $964,000, must be paid from available funds, if any, in the disbursement account until such amount is fully paid. Our total remaining liability under the bankruptcy, as of June 30, 1999, is limited to the lesser of:

  . approximately $2,230,000; or

  . 50% of future ongoing terminal royalties we receive from the OEMs.

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

 Our Failure to Manage Expanding Operations Could Adversely Affect Us.

   To exploit the emerging server-based software market, we must rapidly execute our business strategy and further develop products while managing our anticipated growth in operations. To manage our growth, we must:

  . continue to implement and improve our operational, financial and management information systems;

  . hire and train additional qualified personnel;

  . continue to expand and upgrade core technologies; and

  . effectively manage multiple relationships with various licensees, consultants, strategic and technological partners and other third parties.

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

 Our Planned Expansion Into International Markets Makes Us Susceptible to Risks from International Operations.

   As part of our long term strategy we intend to address the global needs of our customers and expand our business to commit resources to international market expansion. In order to execute this strategy, we will need to hire and train additional personnel and recruit additional international resellers to successfully expand our international sales. We cannot assure you that we will be able to increase or maintain international sales of our products or that international reseller channels will be willing or able to adequately service and support our products. Our international operations will be subject to a number of risks including:

  . difficulties in staffing and managing foreign operations;

  . variability of foreign economic conditions and changing restrictions imposed by United States export laws;

  . unexpected changes in regulatory requirements;

  . tariffs and other trade barriers;

  . lack of acceptance of products in foreign countries;

  . the burdens of complying with a wide variety of foreign laws; and

  . foreign restrictions on the transfer of currency and variability of foreign currency exchange rates.

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

 Our Management Will Be Able to Exert Significant Control Over Us.

   Our executive officers, directors and their affiliates own or have voting control over approximately 48.4% of the outstanding shares of our common stock. As a result, if they act as a group, the executive officers and directors may exercise significant influence over such matters as amendments to our charter and fundamental corporate transactions such as mergers, asset sales and the sale of our company. In addition, they will be able to influence the direction of our business and the election of members to the board of directors.

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

 The Price of Our Securities May Fluctuate.

   The market price of our securities is likely to be highly volatile as the stock market in general, and the market for technology companies in particular, has been highly volatile. Our stockholders may have difficulty selling their common stock following periods of volatility because of the market's adverse reaction to such volatility. Factors which could cause such volatility may include, among others:

  . conditions or trends in the computer software industry;

  . changes in the market valuations of other computer software companies;

  . actual or anticipated variations in quarterly operating results;

  . announcements of technological innovations;

  . capital commitments and expenditures;

  . departures of key employees; and

  . announcements by us or our competitors of strategic alliances, joint ventures and significant acquisitions.

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

                           PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings.

   On October 4, 1999, Insignia Solutions plc, a British company with a California subsidiary, filed a complaint against GraphOn Corporation in the Superior Court of the State of California, Santa Clara County, alleging that GraphOn intentionally disrupted Insignia's sale to Citrix Systems, Inc., on February 5, 1998, of assets related to Insignia's NTRIGUE software product line. The complaint alleges that, as a result of GraphOn's conduct in connection with that sale of assets, Insignia was required by Citrix to place $8.75 million in escrow to enable Citrix to deal with potential claims by GraphOn of proprietary rights in the assets being sold. The complaint seeks unspecified damages from GraphOn.

   The complaint also names Citrix and its subsidiary in the United Kingdom ("Citrix UK") as defendants, alleging that these companies breached the February 5, 1998 contract with Insignia. The complaint seeks compensatory damages from Citrix related to that company's refusal to release purchase money from escrow for payment to Insignia.

   Insignia's California state court complaint makes reference to a declaratory judgment lawsuit that Citrix filed against GraphOn, on November 23, 1998, in the United States District Court for the Southern District of Florida, seeking a declaration of Citrix's right to use software purchased from Insignia, free and clear of any claim by GraphOn that such software may incorporate proprietary information owned by GraphOn. On May 14, 1999, Citrix's Florida-based lawsuit against GraphOn was dismissed for lack of subject matter jurisdiction. Essentially, the Florida court held that GraphOn has not threatened Citrix with litigation, and there is no existing dispute between GraphOn and Citrix. Citrix has filed an appeal from this ruling, which is presently pending.

   At the request of Citrix and Insignia, GraphOn has agreed to participate in mediation aimed at resolving the dispute. In light of that effort, the parties to the California state court case have agreed to extend GraphOn's time to respond to the complaint until early December. GraphOn has not yet filed an answer or other responsive pleading in the California state court action, but GraphOn presently intends to deny the principal allegations made by Insignia in the complaint. GraphOn views the matter as a dispute between Citrix and Insignia, in which GraphOn is not directly involved.

ITEM 2. Changes in Securities and Use of Proceeds.

   Not Applicable.

ITEM 3. Defaults Upon Senior Securities.

   Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

   Not Applicable.

ITEM 5. Other Information.
   None.

ITEM 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

   Exhibit
     No.                                Description
   -------                              -----------
     *2.1  Agreement and Plan of Merger and Reorganization dated as of February
           1, 1999, between Unity First Acquisition Corp. and GraphOn
           Corporation,
     *3.5  Amended and Restated Certificate of Incorporation
     *3.6  Amended and Restated Bylaws
     +4.2  Form of certificate evidencing Class A Redeemable Warrants
     +4.3  Form of certificate evidencing Class B Redeemable Warrants
     *4.4  Form of certificate evidencing shares of common stock
     +4.5  Warrant Agreement dated November 12, 1996 between Registrant and GKN
           Securities Corp. and Gaines, Berland, Inc.
     +4.6  Redeemable Warrant Agreement dated November 12, 1996 between
           Registrant and American Stock Transfer & Trust Company
     *4.7  Registration Rights Agreement dated October 28, 1998 between
           Registrant, Spencer Trask Investors, Walter Keller and the investors purchasing units in Registrant's private placement
     *4.8  Amendment to Registration Rights Agreement
    +10.1  1996 Stock Option Plan of Registrant
    *10.2  1998 Stock Option/Stock Issuance Plan of Registrant
    *10.3  Placement Agency Agreement by and between GraphOn and Spencer Trask
           Securities, Inc., dated as of September 2, 1998
    *10.4  Asset Purchase Agreement by and among GraphOn, Corel Corporation,
           Corel Corporation Limited and Corel, Inc. (collectively, "Corel"), dated as of December 18, 1998
    *10.5  Securities Purchase Agreement by and among GraphOn and Corel, dated as of December 18, 1998
    *10.6  Standard Industrial Lease between GraphOn and Mildred K. Dibona, dated April 14, 1995, as amended on October 2, 1998
    *10.7  Hidden Valley Office Park Lease Agreement between GraphOn and ASA
           Properties, Inc., dated June 5, 1998
    *10.8  Lease Agreement between Corel Inc. and CML Realty Corp., dated
           September, 1998 and assumed by GraphOn on December 31, 1998
   ++16.1  Letter from Arthur Andersen LLP regarding change in certifying accountant, dated August 10, 1999.
     27.1  Financial Data Schedule.

--------
* Incorporated by reference to Form S-4 (File No. 333-76333) filed with the SEC on June 15, 1999.
+ Incorporated by reference to Form S-1 (File No. 333-11165), filed with the SEC on August 30, 1996.
++ Previously filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the SEC on August 13, 1999.

   (b) Reports on Form 8-K.

     On July 27, 1999, the Company filed a Current Report on Form 8-K, which related to an acquisition agreement with GraphOn Corporation, a California corporation ("GraphOn-CA") pursuant to which GraphOn-CA was merged with and into Unity First Acquisition Corp. and renamed GraphOn Corporation, a Delaware corporation. The Form 8-K included Item 5, Other Events, specifically, changes to the symbols under which the Company's securities are traded on the OTC Bulletin Board, Item 7(a), the Financial Statement of Business Acquired, Item 7(b), the Pro Forma Financial Information and Item 8, Change in Fiscal Year.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Graphon Corporation
                                          (Registrant)

Date: November 12, 1999                              /s/ Walter Keller
                                          By: _________________________________
                                                      Walter Keller,
                                                Chief Executive Officer and
                                                         President
                                               (Principal Executive Officer)

Date: November 12, 1999                              /s/ Edmund Becmer
                                          By: _________________________________
                                                      Edmund Becmer,
                                                  Chief Financial Officer
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
   *2.1  Agreement and Plan of Merger and Reorganization dated as of February
         1, 1999, between Unity First Acquisition Corp. and GraphOn
         Corporation,
   *3.5  Amended and Restated Certificate of Incorporation
   *3.6  Amended and Restated Bylaws
   +4.2  Form of certificate evidencing Class A Redeemable Warrants
   +4.3  Form of certificate evidencing Class B Redeemable Warrants
   *4.4  Form of certificate evidencing shares of common stock
   +4.5  Warrant Agreement dated November 12, 1996 between Registrant and GKN
         Securities Corp. and Gaines, Berland, Inc.
   +4.6  Redeemable Warrant Agreement dated November 12, 1996 between
         Registrant and American Stock Transfer & Trust Company
   *4.7  Registration Rights Agreement dated October 28, 1998 between
         Registrant, Spencer Trask Investors, Walter Keller and the investors purchasing units in Registrant's private placement
   *4.8  Amendment to Registration Rights Agreement
  +10.1  1996 Stock Option Plan of Registrant
  *10.2  1998 Stock Option/Stock Issuance Plan of Registrant
  *10.3  Placement Agency Agreement by and between GraphOn and Spencer Trask
         Securities, Inc., dated as of September 2, 1998
  *10.4  Asset Purchase Agreement by and among GraphOn, Corel Corporation,
         Corel Corporation Limited and Corel, Inc. (collectively, "Corel"), dated as of December 18, 1998
  *10.5  Securities Purchase Agreement by and among GraphOn and Corel, dated as of December 18, 1998
  *10.6  Standard Industrial Lease between GraphOn and Mildred K. Dibona, dated
         April 14, 1995, as amended on October 2, 1998
  *10.7  Hidden Valley Office Park Lease Agreement between GraphOn and ASA
         Properties, Inc., dated June 5, 1998
  *10.8  Lease Agreement between Corel Inc. and CML Realty Corp., dated
         September, 1998 and assumed by GraphOn on December 31, 1998
 ++16.1  Letter from Arthur Andersen LLP regarding change in certifying accountant, dated August 10, 1999.
   27.1  Financial Data Schedule.

--------
* Incorporated by reference to Form S-4 (File No. 333-76333) filed with the SEC on June 15, 1999.
+ Incorporated by reference to Form S-1 (File No. 333-11165), filed with the SEC on August 30, 1996.
++ Previously filed as an exhibit to the Quarterly Report on Form 10-Q, filed with the SEC on August 13, 1999.