Form 10-K405
period 1999-12-31
GRAPHON CORP/DE
filed 2000-03-30
CIK 1021435

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              -------------------

                                   FORM 10-K
                              -------------------

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


For the fiscal year ended December 31, 1999    Commission file number: 0-21683


                              GRAPHON CORPORATION
            (Exact name of registrant as specified in its charter)


                         Delaware                                                                13-3899021
(State or other jurisdiction of incorporation or organization)                       (I.R.S. employer identification no.)

                 225 Cochrane Circle                                                               95037
                Morgan Hill, California                                                          (Zip Code)
        (Address of principal executive offices)

Registrant's telephone number, including area code:  (408) 776-3232

                              ---------------------

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $.0001 Par Value
                                (Title of class)

                              ---------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X    No
                                 -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

  The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of March 10, 2000 was approximately $219,054,000.
                              ---------------------

  Number of shares of Common Stock outstanding as of March 10, 2000: 14,323,922 shares of Common Stock.

                              ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        Location in Form 10-K
          Document                                      in which incorporated
          --------                                      ---------------------

     Portions of the Proxy Statement with                      Part III
     respect to the 2000 Annual Meeting of
     Stockholders to be filed with the SEC not later than 120 days after the close of the Registrant's fiscal year

                              GRAPHON CORPORATION

                                   FORM 10-K

                               Table of Contents


PART I                                                                                                                   Page
                                                                                                                         ----
 Item 1.   Business....................................................................................................     3
 Item 2.   Properties..................................................................................................    11
 Item 3.   Legal Proceedings...........................................................................................    11
 Item 4.   Submission of Matters to a Vote of Security Holders.........................................................    11

PART II

 Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......................................    14
 Item 6.   Selected Financial Data.....................................................................................    15
 Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                 of Operations.........................................................................................    16
Item 7A.   Quantitative and Qualitative Disclosures About Market Risks
                  of Operations........................................................................................    19
Item 8.    Financial Statements and Supplementary Data.................................................................    23
Item 9.    Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure..................................................................................    54

PART III

 Item 10.  Directors and Executive Officers of the Registrant..........................................................    54
 Item 11.  Executive Compensation......................................................................................    54
 Item 12.  Security Ownership of Certain Beneficial Owners and Management..............................................    54
 Item 13.  Certain Relationships and Related Transactions..............................................................    54

PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................................    55

SIGNATURES         ....................................................................................................    57


                          FORWARD LOOKING INFORMATION

     This report includes, in addition to historical information, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933. This section provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statement as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report or in any document incorporated by reference are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" as well as those discussed elsewhere in this Report.

                                     PART I

ITEM 1.    BUSINESS

General

     We develop, market, sell and support server-based software for the enterprise computing environment. Server-based computing, sometimes referred to as thin-client computing, is a computing model where traditional desktop software applications are relocated to run entirely on a server or host computer. Our technology uses a small software program at each desktop, which allows the user to interface with an application as if it where running on the user's desktop computer. This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing. In addition, the ability to access such applications over the Internet creates new operational models and sales channels. We provide the technology to access applications over the Internet. Our server-based technology works on today's most powerful personal computer or low-end network computer, without application rewrites or changes to the corporate computing infrastructure.

     We have established strategic alliances with technology leaders such as Sun Microsystems, Alcatel and Corel, who have licensed our technology. Using our technology, Sun Microsystems and Alcatel provide their network computers access to UNIX applications. Corel plans to use our technology to provide Internet access to its applications, such as WordPerfect, over the Internet.

     We are headquartered in Morgan Hill, California with offices in Bellevue, Washington; Concord, New Hampshire and Reading, United Kingdom.

Recent Event

     On March 8, 2000, we announced the formation of a joint venture with Tianjin Development Holdings Ltd., a Hong Kong-based, state-owned publicly-traded conglomerate, to sell our products to China's business-to-business software market. Each joint venturer will own 50% of the joint venture and each has agreed to initially contribute $3.5 million to the joint venture. The joint venture intends to begin immediately targeting industrial, governmental, and educational markets in China.

Industry Background

     History

     In the 1970's, software applications were executed on central mainframes and typically accessed by low-cost display terminals. Information technology departments were responsible for deploying, managing and supporting the applications to create a reliable environment for users. In the 1980's, the PC became the desktop of choice, empowering the user with flexibility, a graphical user interface, and a multitude of productive and inexpensive applications. In the 1990's, the desktop was provided access to mainframe applications and databases, which run on large server computers. Throughout this computing evolution, the modern desktop has become increasingly complex and costly to administer and maintain. This is further exacerbated as organizations become more dispersed with remote employees, and the desire increases to become more closely connected with vendors and customers through the Internet.

     Lowering Total Cost of Ownership

     PC software in general has grown dramatically in size and complexity in recent years. As a result, the cost of supporting and maintaining PC desktops has increased substantially. A leading research firm estimates the annual cost of operating a corporate PC was as much as $9,382 in 1997 and will increase to as much as $13,485 by 2001. Industry analysts and enterprise users alike have begun to recognize that the total cost of ownership of a PC, taking into account the recurring cost of technical support, administration and end-user down time, has become high both in absolute terms and relative to the initial hardware purchase price.

     With increasing demands to better control corporate computing costs, industry leaders are developing technology to address total cost of ownership issues. One approach, led by Sun Microsystems and IBM, utilizes Java-based network computers, which operate by downloading small Java programs to the desktop, which in turn are used for accessing server-based applications. The other approach is Microsoft's Windows NT(TM), terminal server edition, introduced in June 1998, which permits server-based Windows applications to be accessed from the new Windows-based network computers. Both initiatives are examples of server-based computing, which simplifies the desktop by moving the responsibility of running applications to a central server, with the promise of lowering total cost of ownership.

     Cross-Platform Computing

     Today's enterprises contain a diverse collection of desktop computers, each with its particular operating system, processing power and connection type. Consequently, it is becoming increasingly difficult to provide universal desktop access to business-critical applications across the enterprise. As a result, organizations resort to desktop emulation software, new hardware or costly application rewrites.

     A common cross-platform problem is the need to access UNIX or Linux applications from a PC desktop. While UNIX-based computers dominate the enterprise applications market, Microsoft Windows-based PCs are used on the majority of enterprise desktops. Since the early 1990's, organizations have been striving to connect desktop PCs to UNIX applications over all types of connections, including networks and standard phone lines. This effort, however, is complex and costly. The primary solution to date is known as PC X Server software, large software programs that require substantial memory and processing resources on the desktop. Typically, PC X Server software is difficult to install, configure and maintain. Enterprises are looking for an effective UNIX connectivity software for PCs and non-PC desktops that is easier and less expensive to administer and maintain.

     Application Service Providers

     With the ubiquitous nature of the Internet, new operational models and sales channels are emerging. Traditional high-end software packages that were once too expensive for many companies are now available for rent over the Internet. By servicing customers through a centralized operation rather than installing and maintaining applications at each customer site, we expect that application service providers quickly will play an important role in addressing an enterprise's computing requirements. Today, application service providers are faced with the difficult task of creating or rewriting applications to entertain the broader market. Though the application service provider industry is just beginning to emerge, we expect it to develop rapidly, due to application vendors' desire to expand their markets.

     Remote Computing

     The cost and complexity of contemporary enterprise computing has been further complicated by the growth in remote access requirements. As business activities become physically distributed, computer users have looked to portable computers with remote access capabilities to stay connected in a highly dispersed work environment. One problem facing remote computing over the Internet or direct telephone connections is the slow speed of communication in contrast to the high speed of internal corporate networks. Today, applications requiring remote access must be tailored to the limited speed and lower reliability of remote connections, further complicating the already significant challenge of connecting desktop users to business-critical applications.

The GraphOn Approach

     Our server-based software deploys, manages, supports and executes applications entirely on the server computer and distributes them efficiently and instantaneously to virtually any desktop device. Our technology consists of three key components:

  . The server component runs alongside the server-based application and is responsible for intercepting user-specific information for display at the desktop.

  . The desktop component is responsible only for sending keystrokes and mouse motion to the server, as well as presenting the application interface to the desktop user. This keeps the desktop simple, or thin, as well as independent of application requirements for resources, processing power and operating systems.

  . Our protocol enables efficient communication over fast networks or slow dial-up connections and allows applications to be accessed from virtually any location with network-like performance and responsiveness.


      The major benefits of our approach are as follows:

           . Lowers Total Cost of Ownership. Shrinking recurring costs is a primary goal of our products. Today, installing enterprise applications typically is time-consuming, complex and expensive, requiring administrators to manually install and support diverse desktop configurations and interactions. Our server-based software simplifies application management by enabling deployment, administration and support from a central location. Installation and updates are made only at the server, avoiding desktop software and operating system conflicts and minimizing at-the-desk support. According to a leading research firm, server-based computing strategies, such as those offered by us, may achieve as much as a 30% savings by, among other things, simplifying the desktop and moving application processing and management from individual desktops to a centralized server-based infrastructure. For example, in a 2,500-PC computing environment, a leading research firm has calculated that a server-based approach would have saved approximately $4.5 million in 1997 and, as computing complexity continues to grow, could save approximately $16 million in 2001.

           . Connects Diverse Computing Platforms. Today's computing infrastructures are a mix of desktop devices, network connections and operating systems. Enterprise-wide communication often requires costly and complex emulation software or application rewrites. For example, Windows PCs typically may not access a company's UNIX applications without installing complex PC X Server software on each PC. Typical PC X Servers are large and require an information technology professional to properly install and configure each desktop. For Macintosh, the choices are even fewer, requiring the addition of yet another vendor product. For the newer desktop technologies, such as Sun Microsystems' and IBM's network computers, access to UNIX is impractical without server-based products. To rewrite an application for each different desktop and their many diverse operating systems is often a difficult and time-consuming task. In addition to the development expense, issues of desktop performance, data compatibility and support costs often make this option prohibitive. Our products provide organizations the ability to access applications from virtually all desktops, utilizing their existing computing infrastructure, without rewriting a single line of code or changing or reconfiguring desktop hardware. This means that enterprises can maximize their investment in existing technology and allow users to work in their preferred desktop environment.

  . Application Service Providers. Many large enterprises have made significant investments in developing, marketing and selling enterprise-wide software solutions. Our server-based technology is designed to allow Windows, Linux and UNIX access from any desktop connected to the Internet. Today's packaged applications can be accessed quickly, easily and without modification.

  . Leverages Existing PCs and Deploys New Desktop Hardware. Our software brings the benefits of server-based computing to users of existing PC hardware, while simultaneously enabling enterprises to begin to take advantage of and deploy less complex network computers. This assists organizations in maximizing their current investment in hardware and software while, at the same time, facilitating a manageable and cost effective transition to newer desktop devices.

  . Efficient Protocol. Applications typically are designed for network-connected desktops, which can put tremendous strain on congested networks and may yield poor, sometimes unacceptable, performance over remote connections. For application service providers, bandwidth typically is the top recurring expense when web-enabling or renting access to applications over the Internet. Our highly efficient protocol sends only keystrokes, mouse clicks and display updates over the network resulting in minimal impact on bandwidth for application deployment, thus lowering cost on a per user basis. Within the enterprise, our protocol can extend the reach of business- critical applications to all areas, including branch offices, telecommuters and remote users, over the Internet, phone lines or wireless connections. This concept may be extended further to include vendors and customers for increased manufacturing flexibility, time-to-market and customer satisfaction.

Products

          Our products are designed to allow enterprises to access Windows, UNIX and Linux applications from centrally managed servers without modification. Currently, our products provide the UNIX and Linux server-based software. With the integration of the Bridges for Windows (formerly known as jBridge) technology in early 2000, the current product line will be extended to access Windows applications from centrally managed servers, widening our product offering and opportunities.

  . GO-Global is a server-based software product for high performance access to UNIX and Linux applications from any Windows PC located virtually anywhere on an organization's network, the Internet or even over a phone line. We began selling GO-Global in March 1997.

  . GO-Joe is a server-based software product for accessing Unix and Linux applications, from virtually any Java-enabled desktop or device, including the Sun Microsystems and IBM network computers, desktops and hand-held devices with web browsers such as Microsoft Internet Explorer(TM) or Netscape Navigator(TM). We began selling GO-Joe in July 1998. Sun Microsystems began shipping GO-Joe for distribution with its network computers in July 1998.

  . GO-Between is a server-based software product for accessing UNIX and Linux applications from Microsoft's Windows NT, terminal server edition. GO-Between minimizes the impact on server resources over traditional emulator solutions for accessing UNIX and Linux applications from Microsoft's terminal server edition products. This increases the number of simultaneous users that may access UNIX from any one terminal server edition server. Microsoft has released a technical whitepaper describing the UNIX access benefits of GO-Between for terminal server edition users. We began shipping GO-Between in October 1998.

  . Bridges for Windows is a technology we acquired from Corel in December 1998. It will enable GO-Global, GO-Between and GO-Joe to access server-based Windows applications.

     With the anticipated integration of the Bridges for Windows technology in early 2000, we will offer complete cross platform access to Windows applications from virtually any desktop. Since the applications are not running on the desktop, even a non-Windows desktop will be able to access Windows applications. Windows applications can be accessed from desktop computers using various operating systems such as Macintosh, UNIX, Linux and OS/2, which will appear and function as if they were running locally on the desktop.

Target Markets

          The market for our products comprises all organizations that need to access Windows, UNIX and/or Linux applications from a wide variety of desktops from any location, including over the Internet and dial-up lines. This includes large organizations, such as Fortune 1000 companies, government and educational institutions. Our software is designed to allow these enterprises to use the best desktop for a particular purpose, rather than following a "one PC fits all," high total cost of ownership model. Our opportunity within the marketplace is more specifically broken down as follows:

  . Enterprises Employing a Mix of Unix and Windows. Most major enterprises employ a mix of UNIX computers and Windows PCs. Companies that utilize a mixed computing environment require cross-platform connectivity solutions like GO-Global that will allow users to access UNIX applications from desktop PCs. It has been estimated that PCs represent over 90% of enterprise desktops. We believe that our products are well positioned to exploit this opportunity and that our server-based software products will significantly reduce the cost and complexity of connecting PCs to UNIX applications.

  . Enterprises That Employ Microsoft's Terminal Server Edition. A leading research firm estimates that the Microsoft terminal server market will start to accelerate rapidly, with more than 390,000 host servers installed by the end of 2000. Each terminal server edition server supports a minimum of 10 users, such that the estimated user base for terminal server editions will be at least 3.9 million in 2000. A leading research firm reports that 38% of surveyed terminal server edition users will require access to UNIX applications. Our management believes the terminal server edition market to be a significant opportunity for GO-Between.

  . Enterprises With Remote Computer Users. Remote computer users comprise one of the fastest growing market segments in the computing industry. Efficient remote access to applications has become an important part of many enterprise computing strategies. A leading research firm projects that approximately 25 million business users access computing resources remotely in 1998 and that this number will grow to approximately 137 million worldwide in 2003, with 60% of these users still connecting via low-bandwidth modems. Our protocol is designed to enable highly efficient low-bandwidth connections.

  . Application Service Providers. High-end software applications in the fields of human resources, enterprise resource planning, enterprise relationship management and others historically only have been available to organizations able to make large investments in capital and personnel. The Internet has opened up global and mid-tier markets to vendors of this software who may now offer it to a broader market on a rental basis. Our products enable the vendors to provide Internet access to their applications with minimal additional investment in development implementation.

  . Extended Enterprise Software Market. Extended enterprises allow access to their computing resources to their customers, suppliers, distributors and other partners, gaining flexibility in manufacturing and increasing speed-to-market and customer satisfaction. For example, extended enterprises may maintain decreased inventory via just-in-time, vendor-managed inventory and related techniques. The Internet has facilitated this development and a leading research firm has predicted the extended enterprise software market will grow to an estimated $5.76 billion in 2002. The early adoption of extended enterprise solutions may be driven in part by enterprises' need to exchange information over a wide variety of computing platforms.

     We believe that our server-based software products, along with our low-impact protocol, are well positioned to provide enabling solutions for extended enterprise computing.

Strategic Relationships

     We believe it is important to maintain our current strategic alliances and intend to seek suitable new alliances in order to improve our technology and/or enhance our ability to penetrate relevant target markets. The alliances that we currently are focusing on are those that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products.

     Sun MicroSystems. In October 1996, Sun MicroSystems licensed our GO-Joe for distribution within its network computers and our server component for distribution with its UNIX computers and operating system. Pursuant to the Sun Microsystems agreement, Sun has a perpetual, non-exclusive, world-wide and fully paid up license to, among other things, distribute and sell GO-Joe with its network computers and to distribute our server component with its UNIX computers and operating systems. The license to Sun also allows Sun employees to use GO-Global internally and remotely. In addition to what is provided for in the Sun agreement, Sun's network computers currently display the GO-Joe logo, our name and our website address each time GO-Joe is started, further increasing company and product awareness. We plan to work with Sun's sales force and resellers to sell and promote GO-Global and GO-Between as UNIX access solutions for users of PCs and multi-user NT. As of December 31, 1999, Sun paid us a $2,500,000 one-time royalty payment for completion of product delivery requirements and for a site license for GO-Global. The Sun agreement is expected to terminate in December 2000, although Sun will continue to have rights to our products licensed pursuant to the agreement after its termination.

     Compuware. In September 1999, we entered into a three year, non-exclusive agreement with Compuware, an international software and services company. Pursuant to this agreement, we will license our Bridges for Windows server-based software for inclusion with Compuware's UNIFACE software, a powerful development and deployment environment for enterprise customer-facing applications. Compuware customers will use GraphOn's server-based solution to provide enterprise-level UNIFACE applications over the Internet. Compuware will private label and completely integrate Bridges for Windows into its UNIFACE deployment architecture as UNIFACE Jti.

     Corel Corporation. In December 1998, we acquired Corel's jBridge (now known as Bridges for Windows) technology and its jBridge development team, in exchange for our securities. Bridges for Windows is designed to allow any device running Java to access 32-bit Windows applications remotely and unmodified. When combined with our UNIX products, we believe that Bridges for Windows will provide our customers with a complete enterprise solution, linking any of such platforms to virtually any desktop over virtually any connection.

     In addition, we entered into a strategic alliance with Corel. We intend through this alliance to promote our products to Corel's Windows, UNIX and Linux customers. The alliance has a one year term ending in July 2000 which is renewable by mutual consent for successive one year periods, and is terminable at will by either party.

     In October 1999, we entered into an agreement with Corel pursuant to which we licensed to Corel the right to include our Bridges for Windows technology with any of Corel's applications. Under this non-exclusive perpetual license, Corel will bundle our Bridges for Windows software with certain of its applications, beginning with its WordPerfect Office 2000 suite and, in the future, will fully integrate our software into these applications. We are to receive $1,500,000 for this license, of which $1,455,000 has been recognized to date.

     Alcatel Italia. In July 1999, we entered into a five-year non-exclusive agreement with Alcatel Italia, the Italian Division of Alcatel, the telecommunications, network systems and services company. Pursuant to this agreement, Alcatel will license our GO-Global thin client PC X server software for inclusion with Alcatel's Turn-key Solution software, an optical networking system. Alcatel customers are expected to use GraphOn's server-based solution to access Alcatel's UNIX/X Network Management Systems applications from T-based PCs. In addition, Alcatel will deploy GO-Global internally to provide Alcatel employees with high-speed network access to Alcatel's own server-based software over dial-up, LANs and WANs.

Sales, Marketing and Support

          Our customers, to date, are primarily Fortune 1000 companies and large government organizations. Among our current customers are the following:


Ameritech Corporation                                             Johnson & Johnson
Amoco Corporation                                                 Lucent Technologies, Inc.
AT&T Corporation                                                  Motorola, Inc.
Canadian Meteorological Centre                                    Nortel Technology
Cisco Systems, Inc,                                               National Semiconductor Corp.
Compuware                                                         Pfizer Inc.
Corel Corporation                                                 Shell Oil Company
Ericsson Telecommunicatie B.V.                                    Sun Microsystems, Inc.
Hewlett-Packard Company                                           United States Geological Survey
IBM

         While previously most of our revenues were from direct sales and OEM agreements, we currently are developing and expanding relationships with a select number of resellers. We expect to benefit from these relationships by availing itself of their established customer-base, co-marketing programs and marketing and sales capabilities. Such resellers include value-added resellers, system integrators and OEM licensees. Our sales and marketing efforts will be focused on increasing product awareness and demand among large enterprises and developing formal distribution relationships with UNIX and Windows-oriented resellers. Current marketing activities include a targeted direct mail campaign, tradeshows, production of promotional materials, public relations and maintaining an Internet presence for marketing and sales purposes.

          Due to the nature of our products, remote access via telephone lines or the Internet can be used to troubleshoot and diagnose problems. We provide technical support and training to OEMs and resellers that function as the first line of support for their own customers. We provide 90-day online Internet, e-mail, fax and telephone-based services for technical support and software upgrades at no charge. Additionally, purchasers of our products can choose to purchase an annual extended maintenance program.

Research and Development

          Our research and development efforts currently are focused on developing new products and further enhancing the functionality, performance and reliability of existing products. We invested $840,200 and $2,466,200 in research and development in 1998 and 1999, respectively. We expect increased expenditures in 2000. We have made significant investments in our protocol and in the performance and development of our server-based software.

          In May 1998, we hired a group of eight software engineers located in Bellevue, Washington. They have experience in Java, protocol technology and various Microsoft Windows operating systems. They are working to enhance our existing software products as well as beginning to conceptualize and architect future products. In December 1998, we hired nine additional software engineers located in Concord, New Hampshire in connection with the acquisition of the Bridges for Windows technology from Corel. This group has substantial Windows and Java experience. We plan to continue to add software engineers in order to expand our research and development capabilities, although there can be no assurances that qualified personnel will be available to us as needed.

Operations

          We control all purchasing, inventory, order processing and shipping of our products and accounting functions related to our operations. Production of software masters, development of documentation, packaging designs, quality control and testing also are performed by us. CD-ROM and floppy disk duplication, printing of documentation and packaging are accomplished through outside vendors. We generally ship products upon receipt of order. As a result, we have relatively little backlog at any given time, and do not consider backlog a significant indicator of future performance.

Competition

         The server-based software market in which we participate is highly-competitive, although we believe we have significant advantages over our competitors, both in product performance and market positioning. This market ranges from remote access for a single PC user to server-based software for large numbers of users over many different types of desktop hardware and connections. Our competitors include manufacturers of conventional PC X Server software and competition is expected from these and other companies in the server-based software market. Competitive factors in the market in which we compete include price, product quality, functionality, product differentiation and breadth.

         We believe our principal competitors for our current products include Citrix Systems, Inc., Hummingbird Communications, Ltd., SCO, WRQ, Network Computing Devices and NetManage. Citrix is the established leading vendor of server-based computing software. Hummingbird is the established market leader in PC X Servers, believed to have over 50% of that market. WRQ, Network Computing Devices and NetManage also offer traditional PC X Server software and have minority positions within that market.

         SCO introduced Tarantella, a server-based Java-to-Unix connectivity product which competes with GO-Joe. However, SCO's principal product is a UNIX operating system that competes with UNIX vendors like Sun Microsystems and IBM. We believe that SCO, as a competitor to the other UNIX vendors, will have difficulty in penetrating enterprises who utilize other vendors' UNIX operating systems, such as Sun Microsystems and IBM.

Proprietary Technology

         We licensed key components of our server-based technology from three software developers to whom we paid royalties pursuant to exclusive license agreements. Such royalty payments were based on a percentage of net revenues received by us for sales of our products that contain the licensed technology. The royalty rate under all of these agreements was an aggregate of 4.8% and 2.9% for 1999 and 2000. We purchased this licensed technology for an aggregate purchase price of $378,000 in the third quarter of 1999. The remaining portion of such purchase price is $170,000, which amount was paid in the first quarter of 2000.

         We rely primarily on trade secret protection, copyright law,confidentiality and proprietary information agreements to protect our proprietary technology and registered trademarks. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on our results of operations and financial condition. There can be no assurance that our efforts to protect our proprietary technology rights will be successful. Despite our precautions it may be possible for unauthorized third parties to copy portions of our products, or to obtain information we regard as proprietary. See "Legal Proceedings." We do not believe our products infringe on the rights of any third parties, but there can be no assurance that third parties will not assert infringement claims against us in the future, or that any such assertion will not result in costly litigation or require us to obtain a license to proprietary technology rights of such parties. In November 1999, we acquired a U.S. patent for the remote display of Microsoft Windows applications on UNIX and Linux desktops with X Windows. As a result, we believe that we have acquired patent protection and licensing rights for the deployment of all Windows applications remoted, or displayed, over a network or any other type of connection to any X Window systems. This patent, which covers our Bridges for Windows (formerly jBridge) technology, was originally developed by a team of engineers formerly with Exodus Technology and hired by us in May 1998.

Employees

        As of March 10, 2000, we had a total of 56 employees, including 14 in marketing, sales and support, 32 in research and development and 10 in administration and finance. No employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

        We currently occupy approximately 7,000 square feet of temporary office space in Morgan Hill, California pursuant to a lease which expires when we move into our new permanent headquarters. We have entered into a five year lease for approximately 13,000 square feet in Morgan Hill, California. Such space will be available to us in July or August 2000. We were required by the City of Campbell, California to vacate our prior headquarters due to the acquisition by Campbell of the office building where such headquarters were located. The City of Campbell has agreed to pay us $85,000 to facilitate our relocation. We also occupy leased facilities in Bellevue, Washington, Concord, New Hampshire, and Reading, United Kingdom pursuant to leases expiring at varying dates through 2003.

         The aggregate amount of the annual lease payments under all of our current leases (including our new permanent headquarters) is approximately $500,000. We believe our current facilities will be adequate to accommodate our needs until the end of 2000.

ITEM 3.  LEGAL PROCEEDINGS

         In late 1996, we disclosed numerous aspects of our proprietary technology on a confidential basis to Insignia Solutions plc, some of whose assets were later acquired by Citrix Systems, Inc. When we learned of that acquisition in January 1998, we made inquiry of Citrix and Insignia seeking assurances that there had been no potential misuse of our confidential information.

         On November 23, 1998, Citrix instituted litigation in the United States District Court for the Southern District of Florida seeking a judicial declaration that neither Citrix nor Insignia had misappropriated or infringed upon our proprietary technology or breached the non-disclosure agreement. We responded by filing a motion to dismiss the action for lack of jurisdiction. On May 14, 1999, the court granted our motion and dismissed the case. Essentially, the Florida court held there was no existing dispute between us and Citrix. Citrix has appealed the dismissal of its case to the United States Court of Appeals for the Eleventh Circuit, where the matter is awaiting oral argument.

         On October 4, 1999, Insignia filed a complaint against us in the Superior Court of the State of California, Santa Clara County, alleging that we had attempted to disrupt Insignia's sale to Citrix, on February 5, 1998, of assets related to Insignia's NTRIGUE software product line. The complaint alleges that, as a result of such efforts, Insignia was required by Citrix to place $8.75 million in escrow to enable Citrix to deal with potential claims by us of proprietary rights in the assets being sold. The complaint seeks unspecified general and punitive damages. On December 13, 1999 we filed an answer denying the material allegations in Insignia's complaint.

         Insignia's complaint also names Citrix and its UK subsidiary as defendants, alleging that these companies have breached their February 5, 1998 contract with Insignia by refusing to release money from the escrow. The complaint seeks compensatory damages from Citrix related to that company's refusal to release purchase money from escrow for payment to Insignia and other unspecified damages.

         On March 14, 2000, we filed a lawsuit against Citrix Systems, Inc. and Insignia Solutions in California state court. The complaint asserts these claims against Citrix and Insignia: (1) trade secret misappropriation; (2) breach of contract; and (3) unfair competition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of stockholders of the Registrant during the fourth quarter of the fiscal year ended December 31, 1999.

Executive Officers of the Registrant

    The executive officers of the Company are as follows:

                    Name                       Age                   Position
                    ----                       ---                   --------
Robert Dilworth                                  58       Chairman of the Board of Directors
Walter Keller                                    49       President, Chief Executive Officer and Director
Robin Ford                                       49       Executive Vice President, Marketing and Sales and Director
Eric Lefebvre                                    33       Vice President, Business Development
William Swain                                    59       Chief Financial Officer and Secretary


     Robert Dilworth was appointed our Chairman in December 1999. He previously served as one of our directors since July 1999 and of GraphOn-CA between July 1998 and July 1999. Mr. Dilworth served as Chairman of the Board of Metricom, Inc. from 1996 until February 2000, and has served as a director of Metricom, Inc. since 1987. He served as Metricom's CEO from 1987 to 1998. Metricom is a leading provider of wireless data communication and network solutions. Prior to joining Metricom, from 1985 to 1987, Mr. Dilworth served as President of Zenith Data Systems Corporation, a microcomputer manufacturer. Earlier positions include CEO at Morrow Designs, CEO at Ultramagnetics, Division Manager at Varian Associates, Director of Minicomputer Systems at Sperry Univac and Vice President of Finance and Administration at Varian Data Machines. Mr. Dilworth is also a director of eOn Communications, Mobility Electronics and Transcept Corporation.

     Walter Keller has served as our President since July 1999 and of GraphOn-CA between 1982 and July 1999. Mr. Keller, who previously served as our Chairman since July 1999 until succeeded by Mr. Dilworth in December 1999 and as Chairman of GraphOn-CA between 1982 and July 1999, was Chief Financial Officer of GraphOn-CA from 1991 until February 8, 1999. Prior to the founding of GraphOn-CA in 1992, Mr. Keller's experience included executive staff and senior level management, sales and engineering positions at United Technologies Corporation and Honeywell Inc. Mr. Keller is a member of the Society of Professional Engineers and holds a B.S. in Mechanical Engineering and a M.S. in Electrical Engineering from Santa Clara University in Santa Clara, CA. Mr. Keller is the husband of Ms. Ford.

     Robin Ford has served as one of our directors since November 1999 and as our Executive Vice President, Marketing and Sales since July 1999 and of GraphOn-CA between 1996 and July 1999. Ms Ford was Vice President, Marketing and Sales of GraphOn-CA from 1991 to 1996 and held various positions in sales and marketing at GraphOn-CA from 1983 to 1991. Ms. Ford was a director of GraphOn-CA from October 1991 to June 1998. Prior to joining GraphOn-CA, Ms. Ford held various sales management and technical positions at Intel Corporation, National Semiconductor Corporation and Grid Systems Corporation. Ms. Ford's responsibilities with GraphOn and GraphOn-CA have included building and maintaining GraphOn's and GraphOn-CA's sales and marketing operations and obtaining major government and OEM contracts. Ms. Ford is the wife of Mr. Keller.

      Eric Lefebvre has served as our Vice President, Business Development since July 1999 and of GraphOn-CA between June 1999 and July 1999. From April 1997 through June 1999, he served as Director of Strategic Business and Alliances at Corel Corporation where he was responsible for developing strategic alliances and seeking new areas of business. From April 1996 to May 1997, Mr. Lefebvre served as International Corporate Communications Manager at Corel. From November 1991 to April 1996, he served at Corel as Communication and Market Development Manager and Marketing Manager (Europe). Mr. Lefebvre holds a Masters of International Affairs from Carleton University and an Honours B.Sc. in Government and Politics and Business Management from the University of Maryland.

       William Swain has served as our Chief Financial Officer and Secretary since March 2000. Mr. Swain was a consultant from August 1998 until February 2000, working with entrepreneurs in the technology industry in connection with the start-up and financing of new business opportunities. Mr. Swain was CFO and Secretary of Metricom Incorporated, a publicly traded, wireless data communications service provider, from January 1988 until June 1997, during which time he was instrumental in both private financings as well as Metricom's initial public offering and subsequent public financing activities. He continued as Senior Vice President of Administration with Metricom from June 1997 until July 1998. Prior to joining Metricom, Mr. Swain held top financial positions with leading companies in the computer industry, including Morrow Designs, Varian Associates and Univac. Mr. Swain holds a Bachelors degree in Business Administration from California State University of Los Angeles and is a Certified Public Accountant in the State of California.


     All executive officers serve at the discretion of the Board of Directors.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

          Since August 26, 1999, our common stock, Class A redeemable warrants and Class B redeemable warrants have been quoted on The Nasdaq SmallCap Market under the symbols GOJO, GOJOW and GOJOZ, respectively. Prior to such date, such securities were quoted on the OTC Bulletin Board. The following table sets forth the range of the high and low bid quotations of such securities on The Nasdaq SmallCap Market and the OTC Bulletin Board for the periods indicated:

                                                                            Class A
                                                                           Redeemable                            Class B
                                        Common Stock                        Warrants                        Redeemable Warrants
                            --------------------------------  ------------------------------------    ------------------------------
Quarter Ende                     High               Low              High                Low              High               Low
-----------------           -------------      -------------  ---------------        -------------     ----------         ----------

March 31, 1998                  5-1/2              4-3/4              1-1/4                7/16              3/4               1/4

June 30, 1998                   5-5/16             4-3/4              1-1/4                3/8               1/2              3/16

September 30, 1998              5-3/8              4-3/4              1-3/8                1/32              1/2               1/4

December 31, 1998               5-7/16             4-11/16            15/16                11/16             5/8              1/16

March 31, 1999                  5-3/8              5                  1-7/32               1-1/16              1              7/16

June 30, 1999                   7-5/16             5-1/8              2-3/16               1-1/16          1-3/4             11/16

September 30, 1999              9-1/2              3                  4-5/16               1-1/8          3-9/16               3/4

December 31, 1999               23-7/16            6-1/8              14-11/16             3-1/8        12-13/16             2-1/6

    The above quotations represent prices between dealers and do not include retail markup, markdown or commission. They do not necessarily represent actual transactions.

    On March 23, 2000, the last reported closing price of our common stock was $22.00. On that date, there were 131 recordholders of our common stock, although we believe that there are other persons who are beneficial owners of shares of our common stock held in street name.

    We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and such other factors as the Board of Directors deems relevant.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis" and our historical financial statements and the notes thereto included elsewhere herein. Our selected historical financial data as of December 31, 1999, 1998, 1997 and 1996 and for the years ended December 31, 1999, 1998, 1997 and 1996 have been derived from our financial statements which have been audited by BDO Seidman LLP, independent public accountants. The data for the year ended December 31, 1995 has been derived from our unaudited condensed financial statements which, in the opinion of management, include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information set forth in such financial statements.

(Amounts in thousands, except share and per share data)
Statement of Operations Data:

                                                                       Year Ended December 31,
                                       --------------------------------------------------------------------------------------
                                            1999               1998                  1997             1996 (1)     1995 (1)
                                            ----               ----                  ----             --------     --------
Revenues.........................      $    3,635          $    2,124             $    1,926        $      595    $      588
                                       ------------        ----------             ----------        ----------    ----------
Costs of revenues................           2,800                 344                    463               336           213
                                       ------------        ----------             ----------        ----------    ----------
Gross profit.....................             835               1,780                  1,463               259           375

Operating expenses:
  Selling and Marketing..........           3,279               1,440                    827               193            --
  General and Administrative.....           2,265               1,119                    325               218           389
  Research and Development.......           2,467                 840                    191                42            59
                                       ----------          ----------             ----------         ---------    ----------
    Total operating Expenses.....           8,011               3,399                  1,343               453           448
                                       ----------          ----------             ----------        ----------    ----------
(Loss) income from operations....          (7,176)             (1,619)                   120              (194)          (73)

Other income (expense), net......
                                              144                (529)                     5                 6            --
                                       ----------          ----------             ----------        ----------    ----------
(Loss) income before provision
 for income taxes................          (7,032)             (2,148)                   125              (188)          (73)
Provision for income taxes.......               1                   1                      1                 1           ---
                                       ----------          ----------             ----------        ----------    ----------

Net (loss) income................     $    (7,033)         $   (2,149)            $      124        $     (189)  $       (73)
                                      ===========         ===========             ==========        ==========    ==========
Basic and diluted (loss income
 per share.......................          $(0.71)             $(0.57)                 $0.04            $(0.06)  $        --
                                      ===========          ==========             ==========        ==========    ==========
Weighted average common shares
 outstanding.....................
                                        9,950,120           3,770,863              3,345,600         3,345,600     3,345,600
                                       ==========          ==========             ==========        ==========    ==========

Balance Sheet Data:

                                   December 31, 1999   December 31, 1998   December 31, 1997   December 31, 1996   December 31, 1999
                                   -----------------   -----------------   -----------------   -----------------   -----------------

Working capital..................       $11,941                $1,193               $ 23             $ 61                  $183
Total assets.....................        15,224                 6,544                733              825                   225
Total liabilities................           843                 1,202                615              823                    42

Stockholders' equity.............        14,381                 5,342                118                2                   183

___________
(1) During the years ended December 31, 1996 and 1995, we were engaged in the business of manufacturing, marketing and selling computer terminal hardware in an industry significantly different from that in which we presently do business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     The following discussion of the financial condition and results of operations of GraphOn Corporation contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report and in other documents filed by the Company with the Securities and Exchange Commission. The following discussion should be read together with the financial statements and the related notes included in Item 8 of this Report and which are deemed to be incorporated into this section.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenues.  Software revenues have been derived primarily from two sources:
GO-Global product sales and OEM licensing revenues for Bridges for Windows, GO-Joe, GO-Global and GraphOn's server software. Total revenues for the twelve-month period ended December 31, 1999 increased by $1,510,300, or 71.1%, to $3,634,500 from $2,124,200 for the same period in 1998. The most important contributing factor was an increase in OEM license sales in 1999 as compared to 1998. Revenues from OEM licensing agreements from Corel Corporation, IBM and Sun Microsystems represented 40.0%, 13.3% and 10.3%, respectively, of total revenues in 1999. Revenues from OEM license agreements with Sun Microsystems, IBM and Corel, collectively, represented 67.0% of revenues in 1998.

     Revenues also include service fees from maintenance contracts and training services. We anticipate that many of our customers will enter into and periodically review maintenance contracts to assure continued product updates and support. Service revenue was $178,100 or 4.9% of revenue in 1999 and $330,700, or 15.6% of revenue in 1998.

     Cost of Revenues. Cost of revenues consists primarily of royalty payments, materials such as manuals, media and packaging, expenses associated with product maintenance and enhancements such as software corrections and updates, and amortization of capitalized research and development expenses. In addition, cost of revenues includes the amortization expense recorded in connection with the acquisition of technology from Corel Corporation. Research and development costs for new product development, after technological feasibility is established, are treated as "capitalized software" on our balance sheet and subsequently expensed as cost of revenues over the shorter of three years or the remaining estimated life of the products, whichever produces the higher expense for the period.

     Cost of revenues - Amortization of Purchased Technology for the year ended December 31, 1999 increased by $2,430,600, or 100%, to $2,430,600 from $0 for the same period in the prior year due to amortization expense recorded in connection with the acquisition of technology from Corel Corporation.

     Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities and promotional costs. Sales and marketing expenses increased by $1,838,800, or 127.7%, to $3,279,100, or 90.2% of revenue, for the twelve months ended December 31, 1999 from $1,440,300, or 67.8% of revenue, for the same period in 1998. These increases primarily are attributable to the addition of sales and marketing personnel, a substantial increase in trade show, promotional and public relations activities, and amortization of deferred compensation for options issued to consultants. We expect that sales and marketing expenses will continue to increase in dollar amounts, but decline as a percentage of total revenues, as we continue to hire additional sales and marketing personnel, establish reseller channels and expand promotional activities.

     General and Administrative Expenses. General and administrative expenses primarily consist of salaries and legal and professional services. In addition, our corporate rent, utilities and administrative employee benefits are included in general and administrative expenses. General and administrative expenses increased by $1,146,600, or 102.5%, to $2,265,200, or 62.3% of revenue, for the twelve months ended December 31, 1999 from $1,118,600, or 52.7% of revenue, for the same period in 1998. This increase is primarily due to:

     .  an increase in legal services;
     .  hiring additional administrative personnel;
     . we recognized non-cash compensation charges in 1999 due to the recognition of deferred compensation charges in the latter part of 1998.

     Research and Development Expenses.   Research and development expenses
consist primarily of salaries and benefits to software engineers, supplies and payments to contract programmers and rent on facilities. Research and development expenses increased by $1,626,000, or 193.5%, to $2,466,200, or 67.9% of revenue, for the twelve months ended December 31, 1999 from $840,200, or 39.6% of revenue, for the same period in 1998. The increase was primarily due to the addition of software engineers and the rent on new facility locations.
As of December 31, 1999, we had 30 software engineers compared to 15 as of December 31, 1998. We believe that a significant level of investment for research and development is required to remain competitive and that such expenses are expected to continue to increase over the foreseeable future.

     Interest Expense. Interest expense decreased in 1999 as compared to 1998 due to the repayment of a convertible note payable in January 1999.

     Provision for Income Taxes. At December 31, 1999, we had approximately $7.2 million in federal net operating loss carryforwards. The federal net operating loss carryforwards will expire through 2019, if not utilized. In addition, the Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of various events, including a significant change in ownership interests. In 1998, we experienced a "change of ownership" as defined by the provisions of the Tax Reform Act of 1986. As such, our utilization of our net operating loss carryforwards in the amount of $2.8 million will be limited to approximately $400,000 per year until such carryforwards are fully utilized. To date, we have utilized a portion of our net operating loss carryforwards to reduce our overall income tax liability.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Total revenues for the year ended December 31, 1998 were $2,124,200, an increase of 10.3% over the same period in 1997. The most important contributing factor was a 10.4% increase in software-related revenues to $1,971,000 in 1998 as compared to $1,785,000 in 1997. Our software revenues have been derived primarily from two sources: GO-Global product sales and OEM licensing revenues for GO-Joe, GO-Global and our server software. Revenues from the Sun Microsystems OEM licensing agreement represented 70.0% of total revenue in 1997 and from OEM license agreements with Sun Microsystems, IBM and Corel, collectively, represented 67.0% of revenues in 1998.

     Cost of Revenues. Cost of revenues was reduced to 16.2% of revenue in 1998, as compared to 24.1% in 1997. This primarily is attributed to the reduction in the royalty rate paid to outside software developers under our exclusive licensing agreements.

     Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities and promotional costs. Sales and marketing expenses increased 74.1% to $1,440,300, or 67.8% of revenue, in 1998 from $827,300, or 43.0% of revenue, in 1997. This increase primarily is attributable to the addition of sales and marketing personnel and a substantial increase in trade show, promotional and public relations activities.

     General and Administrative. General and administrative expenses primarily consist of salaries and legal and professional services. In addition, our rent, utilities and administrative employee benefits are included in general and administrative expenses. General and administrative expenses increased 244.5% to $1,118,600, or 52.7% of revenue, in 1998, from $324,700, or 16.9% of revenue, in 1997. This increase primarily is attributed to legal services, hiring additional administrative personnel and increased rent, utilities and benefit expenses necessary to support expanding operations.

     Research and Development. Research and development expenses consist primarily of salaries and benefits to software engineers, supplies and payments to contract programmers. Research and development expenses increased by 341.1% to $840,200, or 39.6% of revenue, in 1998, from $190,500, or 9.9% of revenue, in
1997.

     Interest Expense. Interest expense increased in the amount of $519,800 in 1998 primarily due to the recording of interest expense in the amount of $475,000 on the convertible note payable as a result of the issuance of 278,800 shares of common stock at $.09 per share in connection with such note.

Liquidity and Capital Resources

     In September 1998, we commenced a private placement of shares of our common stock and warrants which, when completed in January 1999 resulted in aggregate proceeds of $5,162,900 from our sale in this placement of 2,878,815 shares of our common stock and warrants to purchase an additional 575,763 shares of our common stock.

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

     In December 1999, we issued 1,353,028 shares of our common stock in connection with the exercise of underwriter units and warrants, resulting in net cash proceeds of $8,402,000.

     As of December 31, 1999, we had cash and cash equivalents of $8,481,500 as well as $2,027,600 in available-for-sale securities.

     In January 2000, we issued 1,494,767 shares of our common stock in connection with the exercise of warrants, resulting in net cash proceeds of $9,870,900.

     We anticipate that our cash balances as of December 31, 1999, together with the net proceeds of warrant exercises in January 2000 and anticipated revenue from operations, will be sufficient to meet our working capital and capital expenditure needs through the next twelve months. We have no material capital expenditure commitments for the next twelve months.

Year 2000 Compliance

     Although we believe that we have adequately addressed the Year 2000 problem, having experienced no failures or disruptions in our internal operating systems or our products or in those of our third party vendors or suppliers either on or after January 1, 2000 to date, it is possible that future failures or disruptions stemming from Year 2000 problems may yet result in our ability to process transactions, send invoices, accept customer orders or provide customers with products and services.

Adoption Of New Accounting Pronouncements

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pension and other post-retirement benefits. The adoption of SFAS No. 132 did not impact our disclosures.

Recently Issued Accounting Standards And Pronouncements Not Yet Adopted

     In June 1998, FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard requires that every derivative instrument, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The standard is effective for all fiscal years beginning after June 15, 2000. As we currently are not a party to any derivative financial instruments and do not anticipate becoming a party to any derivative instruments, management does not expect this standard to have a significant impact on our financial statements.


ITEM 7A.  Quantitative And Qualitative Disclosures About Market Risk

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

                                  RISK FACTORS

     The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or risks that we do not consider significant may also impair our business. This document also contains forward-looking statements that involve risks and uncertainties, and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, they could have a severe negative impact on our financial results and stock price.

We Have A History Of Operating Losses And Expect These Losses To Continue And Increase, At Least For The Near Future.

     We have experienced significant losses since we began operations. We expect to continue to incur significant losses for the foreseeable future. We incurred net losses of approximately $7,033,400 for the year ended December 31, 1999 and $2,148,500 for the year ended December 31, 1998. We expect our expenses to increase as we expand our business but cannot assure you that our revenues will increase as a result of increased spending. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

Our Operating Results In One Or More Future Periods Are Likely To Fluctuate Significantly And May Fail To Meet Or Exceed The Expectations Of Securities Analysts Or Investors

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

Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect Us

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

We Face Risks Of Claims From Third Parties For Intellectual Property Infringement That Could Adversely Affect Our Business

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

Our Business Significantly Benefits From Strategic Relationships And There Can Be No Assurance That Such Relationships Will Continue In The Future

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

Because Our Market Is New And Emerging, We Cannot Accurately Predict Its Future Growth Rate Or Its Ultimate Size, And Widespread Acceptance Of Our Products Is Uncertain

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

We Rely On Indirect Distribution Channels For Our Products And May Not Be Able To Retain Existing Reseller Relationships Or To Develop New Reseller Relationships

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

The Bankruptcy On November 15, 1991 Of A Predecessor Company May Expose Us To Creditors' Claims Of Up To $2.23 Million And Interest, If Any

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

          Our success and business strategy is dependent in large part on our ability to attract and retain key management and other personnel. Such individuals are in high demand and often have competing employment offers. In particular, our success depends on our ability to retain the services of Mr. Walter Keller, our President and Chief Executive Officer, and Ms. Robin Ford, our Executive Vice President of Marketing and Sales. We have entered into employment agreements with these individuals that each contain non-competition and confidentiality covenants. We currently anticipate the need to attract additional sales, marketing, financial and software engineer personnel in the near future. Competition for such personnel in the computer software and services industry is intense, and therefore, we cannot assure you we will be able to attract or retain such personnel. The loss of the services of one or more members of our management group or the inability to retain or hire additional personnel as needed may have a material adverse effect on our business.

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

ITEM 8.   Financial Statements and Supplementary Data.

                         Index to Financial Statements
                         -----------------------------

                                                                       Page

Independent Auditors' Report...........................................  24

Balance Sheets as of December 31, 1999 and 1998........................  25

Statements of Operations and Comprehensive Loss for
the Years Ended December 31, 1999, 1998 and 1997.......................  27

Statements of Stockholders' Equity for the Years Ended
December 31, 1999, 1998 and 1997.......................................  28

Statements of Cash Flows for the Years Ended
December 31, 1999, 1998 and 1997.......................................  29

Summary of Accounting Policies.........................................  30

Notes to Financial  Statements.........................................  37

Independent Auditors' Report



To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying balance sheets of GraphOn Corporation as of December 31, 1999 and 1998 and the related statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP

San Jose, California
January 27, 2000

                                                             GraphOn Corporation


                                                                  Balance Sheets

================================================================================

December 31,                                                            1999           1998
-----------------------------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                                           $ 8,481,500    $1,798,400
  Available-for-sale securities                                         2,027,600             -
  Accounts receivable, net of allowance for doubtful accounts of
   $25,000 and $25,000, respectively                                    1,670,600       564,700
  Prepaid expenses and other assets                                       604,300        32,100
-----------------------------------------------------------------------------------------------
Total Current Assets                                                   12,784,000     2,395,200
-----------------------------------------------------------------------------------------------

Property and Equipment, net                                               537,000       423,300

Purchased Technology, net                                               1,264,800     3,645,400

Capitalized Software, net                                                 221,800        74,200

Patent                                                                    400,000             -

Other Assets                                                               16,700         6,400
-----------------------------------------------------------------------------------------------

                                                                      $15,224,300    $6,544,500
===============================================================================================

                                                             GraphOn Corporation


                                                                  Balance Sheets

================================================================================

December 31,                                                            1999           1998
----------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Current Liabilities:
  Convertible note payable                                            $         -    $   475,000
  Accounts payable                                                        259,700        115,700
  Accrued expenses                                                        464,000        498,900
  Deferred revenue                                                        119,000        112,600
------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 842,700      1,202,200
------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 6, 10 and 11)

Shareholders' Equity
  Preferred stock, $0.01 par value, 5,000 shares authorized, no
   shares issued and outstanding                                                -              -
  Common stock, $0.0001 par value, 20,000,000 shares authorized,
   12,342,322, and 7,970,336 shares issued and outstanding,
   respectively                                                             1,200            800
  Additional paid-in capital                                           25,413,500      8,430,700
  Deferred compensation                                                (1,472,100)      (566,000)
  Accumulated other comprehensive loss                                     (4,400)             -
  Accumulated deficit                                                  (9,556,600)    (2,523,200)
------------------------------------------------------------------------------------------------
Shareholders' Equity                                                   14,381,600      5,342,300
------------------------------------------------------------------------------------------------
                                                                      $15,224,300    $ 6,544,500
================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                                             GraphOn Corporation


                                 Statements of Operations and Comprehensive Loss

================================================================================

Years Ended December 31,                                 1999           1998           1997
-----------------------------------------------------------------------------------------------
Revenues:
  Product sales                                        $   803,100    $   608,700    $  480,000
  Maintenance                                              178,100        330,700         8,200
  OEM licenses                                           1,198,300      1,184,800     1,437,900
  OEM license, related party                             1,455,000              -             -
-----------------------------------------------------------------------------------------------
Total Revenues                                           3,634,500      2,124,200     1,926,100
-----------------------------------------------------------------------------------------------
Cost of Revenues:
  Product sales                                             13,600         28,500        43,500
  Maintenance                                               37,700         22,200        16,600
  OEM licenses                                             318,000        293,500       403,200
  Amortization of purchased technology                   2,430,600              -             -
-----------------------------------------------------------------------------------------------
Total Cost of Revenues                                   2,799,900        344,200       463,300
-----------------------------------------------------------------------------------------------
Gross Profit                                               834,600      1,780,000     1,462,800

Operating Expenses:
  Selling and marketing                                  3,279,100      1,440,300       827,300
  General and administrative                             2,265,200      1,088,700       324,700
  Research and development                               2,466,200        870,100       190,500
-----------------------------------------------------------------------------------------------
Total Operating Expenses                                 8,010,500      3,399,100     1,342,500
-----------------------------------------------------------------------------------------------
(Loss) Income From Operations                           (7,175,900)    (1,619,100)      120,300

Other Income (Expense):

  Interest and other income                                150,100          9,800         7,200
  Interest expense                                          (6,800)      (521,900)       (2,100)
  Loss on sale of available-for-sale securities                  -        (16,500)            -
-----------------------------------------------------------------------------------------------
(Loss) Income Before Provision for Income Taxes         (7,032,600)    (2,147,700)      125,400

Provision for Income Taxes                                     800            800           900
-----------------------------------------------------------------------------------------------
Net (Loss) Income                                       (7,033,400)    (2,148,500)      124,500
Other Comprehensive Loss, net of tax:
  Reclassification adjustment                                    -         12,100             -
  Unrealized holding gain (loss) on investment              (4,100)             -        (8,100)
  Foreign currency translation adjustment                     (300)             -             -
-----------------------------------------------------------------------------------------------
Comprehensive (Loss) Income                             (7,037,800)    (2,136,400)      116,400
===============================================================================================
Basic and Diluted (Loss) Earnings per Common Share     $     (0.71)   $     (0.57)   $     0.04
===============================================================================================
Weighted Average Common Shares Outstanding               9,950,120      3,770,863     3,345,600
===============================================================================================

See accompanying summary of accounting policies and notes to financial statement.

                                                             GraphOn Corporation


                                              Statements of Shareholders' Equity

================================================================================

                                                                   Common Stock
                                                          ---------------------------    Additional Paid       Deferred
                                                             Shares         Amount         in Capital        Compensation
--------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996                                  3,345,600     $  400         $   504,600         $         -

Change in market value of available-for-sale securities              -          -                   -                   -
Net income                                                           -          -                   -                   -
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                                  3,345,600        400             504,600                   -
-
Proceeds from sale of common stock                             278,800          -              25,000                   -
Interest expense related to issuance of common stock                 -          -             475,000                   -
Proceeds from sale of common stock, net of offering costs
 of $564,700                                                 1,783,762        200           2,634,100                   -
Issuance of common stock and warrants for property and
 equipment and purchased technology                          2,167,114        200           3,886,300                   -
Exchange of convertible notes payable                          111,520          -             200,000                   -
Deferred compensation related to issuance of common stock
 and granted options                                                 -          -             667,600            (667,600)
Amortization of deferred compensation                                -          -                   -             101,600
Proceeds from employee stock purchase                          283,540          -              38,100                   -
Reclassification adjustment                                          -          -                   -                   -
Net loss                                                             -          -                   -                   -
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                                  7,970,336        800           8,430,700            (566,000)

Proceeds from sale of common stock                              62,525          -              97,200                   -
Repurchase and retirement of common stock                      (71,620)         -             (10,000)                  -
Proceeds from sale of common stock, net of offering costs
 of $255,300                                                 1,095,053        100           1,708,500                   -
Recapitalization of company through merger, net of merger
 costs of $255,700                                           1,875,000        200           5,169,100                   -
Issuance of common stock for patent                             58,000          -             400,000                   -
Issuance of common stock due to the exercise of warrants
 and underwriter units, net of costs of $154,300             1,353,028        100           8,401,900                   -
Deferred compensation related to stock options                       -          -           1,216,100          (1,216,100)
Amortization of deferred compensation                                -          -                   -             310,000
Change in market value of available-for-sale securities              -          -                   -                   -
Foreign currency translation adjustment                              -          -                   -                   -
Net loss                                                             -          -                   -                   -
-------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                                 12,342,322     $1,200         $25,413,500         $(1,472,100)
=========================================================================================================================

                                                                Comprehensive       Accumulated
                                                                     Loss            Deficit            Totals
---------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1996                                      $ (4,000)           $  (499,200)        $     1,800

Change in market value of available-for-sale securities            (8,100)                     -              (8,100)
Net income                                                              -                124,500             124,500
--------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1997                                       (12,100)              (374,700)            118,200

Proceeds from sale of common stock                                      -                      -              25,000
Interest expense related to issuance of common stock                    -                      -             475,000
Proceeds from sale of common stock, net of offering costs
 of $564,700                                                            -                      -           2,634,300
Issuance of common stock and warrants for property and
 equipment and purchased technology                                     -                      -           3,886,500
Exchange of convertible notes payable                                   -                      -             200,000
Deferred compensation related to issuance of common stock
 and granted options                                                    -                      -                   -
Amortization of deferred compensation                                   -                      -             101,600
Proceeds from employee stock purchase                                   -                      -              38,100
Reclassification adjustment                                        12,100                      -              12,100
Net loss                                                                -             (2,148,500)         (2,148,500)
--------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1998                                             -             (2,523,200)          5,342,300

Proceeds from sale of common stock                                      -                      -              97,200
Repurchase and retirement of common stock                               -                      -             (10,000)
Proceeds from sale of common stock, net of offering costs
 of $255,300                                                            -                      -           1,708,600
Recapitalization of company through merger, net of merger
 costs of $255,700                                                      -                      -           5,169,300
Issuance of common stock for patent                                     -                      -             400,000
Issuance of common stock due to the exercise of warrants
 and underwriter units, net of costs of $154,300                        -                      -           8,402,000
Deferred compensation related to stock options                          -                      -                   -
Amortization of deferred compensation                                   -                      -             310,000
Change in market value of available-for-sale securities            (4,100)                     -              (4,100)
Foreign currency translation adjustment                              (300)                     -                (300)
Net loss                                                                -             (7,033,400)         (7,033,400)
--------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1999                                      $ (4,400)           $(9,556,600)        $14,381,600
====================================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                                             GraphOn Corporation

                                                        Statements of Cash Flows

================================================================================

 Years Ended December 31,                                          1999                1998                1997
------------------------------------------------------------------------------------------------------------------
Increase (Decrease) In Cash and Cash Equivalents

Cash Flows From Operating Activities:
  Net (loss) income                                              $(7,033,400)        $(2,148,500)        $ 124,500
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
  Depreciation and amortization                                    2,637,200              65,200            31,000
  Allowance for doubtful accounts                                          -              25,000                 -
  Loss on sale of available-for-sale securities                            -              16,500                 -
  Compensation expense                                               310,000             101,600                 -
  Interest expense                                                         -             475,000                 -
  Changes in operating assets and liabilities:
         Accounts receivable                                      (1,105,900)           (281,600)          232,000
         Related party receivable                                          -                   -            34,400
         Prepaid expenses and other assets                          (572,200)            (13,900)             (400)
         Accounts payable                                            144,000              87,300            12,900
         Accrued expenses                                            (34,900)            356,000           137,000
         Deferred revenue                                              6,400            (331,200)         (358,300)
------------------------------------------------------------------------------------------------------------------
Net Cash (Used In) Provided By Operating Activities               (5,648,800)         (1,648,600)          213,100
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Proceeds from sale of available-for-sale securities                      -               4,300                 -
  Purchase of available-for-sale securities                       (2,031,700)                  -                 -
  Capitalization of software development costs                      (185,300)            (53,100)          (24,000)
  Capital expenditures                                              (332,600)           (179,400)          (39,300)
  Other assets                                                       (10,300)                  -                 -
------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                             (2,559,900)           (228,200)          (63,300)
------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds from convertible notes payable                                  -             775,000                 -
  Repayment of convertible notes payable                            (475,000)           (100,000)                -
  Net proceeds from issuance of common stock                      15,377,100           2,697,400                 -
  Purchase and retirement of stock                                   (10,000)                  -                 -
------------------------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                         14,892,100           3,372,400                 -
------------------------------------------------------------------------------------------------------------------
Effect of exchange rate fluctuations on Cash and Cash
  Equivalents                                                           (300)                  -                 -

Net Increase in Cash and Cash Equivalents                          6,683,100           1,495,600           149,800

Cash and Cash Equivalents, beginning of year                       1,798,400             302,800           153,000
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of year                           $ 8,481,500         $ 1,798,400         $ 302,800
==================================================================================================================

See accompanying summary of accounting policies and notes to financial statements.

                                                             GraphOn Corporation


                                                  Summary of Accounting Policies

================================================================================

The Company                  GraphOn Corporation (the Company) was incorporated
                             in the state of California in May 1982 and has headquarters in Campbell, California. The Company develops, markets, sells and supports server-based software that empowers a diverse range of desktop computing devices (desktops) to access server-based
                             Windows, UNIX and LINUX applications from any location, over network or Internet connections.

Business Combination         On July 12, 1999, GraphOn Corporation ("GraphOn-
                             CA") merged with and into Unity First Acquisition
                             Corporation ("Unity"), a Delaware corporation.
                             Unity, as the surviving entity to the merger and the Registrant, then changed its name to GraphOn
                             Corporation, and the GraphOn-CA management team continued in their existing roles at GraphOn
                             Corporation. For accounting purposes, the merger has been treated as the acquisition of Unity by GraphOn-CA with GraphOn-CA as the acquiror. Since
                             Unity prior to the merger was a public shell corporation with no significant operations, pro-forma information giving effect to the merger is not presented. All shares and per share data prior to the merger have been restated to reflect the stock issuance and related stock split (Note 6).

                             As the former shareholders of GraphOn-CA received approximately 82.9% of the shares in the Company immediately after the acquisition, the financial statements for periods prior to the reorganization are those of GraphOn-CA.

Use of Estimates             The preparation of financial statements in
                             conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash                The Company considers all highly liquid investments
 Equivalents                 purchased with original maturities of three months
                             or less to be cash equivalents.

                                                             GraphOn Corporation


                                                  Summary of Accounting Policies

================================================================================


Marketable                   The Company accounts for investments in marketable
Securities                   securities under the provisions of Statements of
                             Financial Accounting Standards (SFAS) No. 115,
                             Accounting for Certain Investments in Debt and
                             Equity Securities. Under SFAS No. 115, securities are classified and accounted for as follows:

                             . Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

                             . Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

                             . Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

Property and                 Property and equipment are stated at cost.
Equipment                    Depreciation is calculated using the straight-line
                             method over the estimated useful lives of the respective assets, generally three to seven years.
                             Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the lease term or useful lives of the respective asset, generally seven years.

Purchased                    Purchased technology is amortized on a straight-
Technology                   line basis over the life of the related technology
                             or five years, whichever is less.

                                                             GraphOn Corporation


                                                  Summary of Accounting Policies

================================================================================


Capitalized Software         Costs incurred internally in creating computer
Costs                        software products to be sold, leased, or otherwise
                             marketed are charged to expense when incurred as research and development until technological feasibility has been established for the product.
                             Thereafter, such costs are capitalized until the product is available for general release to customers and amortized based on either estimated current and future revenue for each product or straight-line amortization over the shorter of three years or the remaining estimated life of the product, whichever produces the higher expense for the period. As of December 31, 1999, 1998 and 1997, capitalized costs aggregated $298,300, $113,000 and $59,800, with accumulated amortization of $76,500, $38,800 and $16,600, respectively.

Patent Patent cost is amortized on a straight-line basis over the life of the patent or ten years, whichever is less.

Revenue                      In October 1997, the American Institute of
Recognition and              Certified Public Accountants (AICPA) issued
Deferred Revenue             Statement of Position (SOP) 97-2, Software Revenue
                             Recognition, which generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element arrangement based on the relative fair values of the elements. If there is no evidence of the fair value for all the elements in a multiple element arrangement all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. In accordance with SOP 97-
                             2, the Company recognizes revenue from the sale of software licenses when all the following conditions are met: the software has been shipped to the customer, no significant obligations remain, and collection is probable. Revenue from sale of maintenance agreements is recognized ratably over the term of the agreement. OEM (Original Equipment
                             Manufacturer) licenses revenue is generally recognized as deliveries are made or at the completion of contractual billing milestones.
                             Deferred revenue, resulting from maintenance and license agreements, aggregated $119,000 and
                             $112,600 as of December 31, 1999 and 1998.

Advertising Costs            The cost of advertising is expensed as incurred.
                             Advertising costs for the years ended December 31, 1999, 1998 and 1997, were approximately $557,400,
                             $58,400 and $60,000, respectively.

                                                             GraphOn Corporation


                                                  Summary of Accounting Policies

================================================================================

Income Taxes                 Income taxes are calculated using the liability
                             method of accounting for income taxes specified by SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences of temporary differences between the financial statements and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

Fair Value of                The following methods and assumptions were used by
Financial                    the Company in estimating its fair value
Instruments                  disclosures for financial instruments:

                             Cash and cash equivalents:

                             The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.

                             Investment securities:

                             The fair values of marketable debt and equity securities are based on quoted market prices.

                             Short-term debt:

                             The fair value of short-term debt is estimated based on current interest notes available to the Company for debt instruments with similar terms and maturities.

                             As of December 31, 1999 and 1998, the fair values of the Company's financial instruments approximate their historical carrying amounts.

                                                             GraphOn Corporation


                                                  Summary of Accounting Policies

================================================================================

Long-Lived Assets            Long-lived assets are assessed for possible
                             impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever management has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by management based on appraisals, current market value, comparable sales value, and undiscounted future cash flows as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

Stock-Based                  SFAS No. 123, Accounting for Stock-Based
Incentive Programs           Compensation, encourages entities to recognize
                             compensation costs for stock-based employee compensation plans using the fair value-based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting
                             Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company continues to use the accounting prescribed by APB
                             Opinion No. 25 and as such is required to disclose pro forma net income and earnings per share as if the fair value-based method of accounting had been applied.

Earnings Per                 In February 1997, the FASB issued SFAS No. 128,
Common Share                 Earnings Per Share, which became effective December
                             28, 1997. Conforming to SFAS No. 128, the Company changed its method of computing earnings per share and restated all prior periods included in the financial statements. Under SFAS No. 128, the dilutive effect of stock options is excluded from the calculation of basic earnings per share.

                                                             GraphOn Corporation


                                                  Summary of Accounting Policies

================================================================================

Comprehensive                In June 1997, the FASB issued SFAS No. 130,
Income                       Reporting  establishes standards for reporting
                             comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.
                             Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealizable gain/loss of available-for-sale securities. The individual components of comprehensive income (loss) are reflected in the statements of shareholders' equity. As of December 31, 1999 accumulated other comprehensive loss was comprised of foreign currency translation loss and unrealized losses on available-for-sale securities. As of December 31, 1998 the Company did not have any accumulated other comprehensive income or loss.

Adoption of New              In February 1998, the Financial Accounting
Accounting                   Standards Board (FASB) issued SFAS No. 132,
Pronouncements               Employer's Disclosure about Pensions and Other
                             Postretirement Benefits, which standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No.
                             132 did not have a material impact on the Company's current disclosures.

                             In June 1998, the FASB issued SFAS No. 133,
                             Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

                                                             GraphOn Corporation


                                                  Summary of Accounting Policies

================================================================================

                             Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material impact on the Company's results from operations, financial position or cash flows.

Reclassifications            Certain amounts in the 1998 and 1997 financial
                             statements have been reclassified to conform to the 1999 presentation.

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================


1.   Available-For-          As of December 31, 1999 the Company's available-
     Sale Securities         for-sale securities consisted of investments in
                             corporate bonds at an aggregate par value of
                             $2,035,000. The bonds bear interest in the range of
                             6.19% to 6.50% and mature in 2000 and 2001. A
                             summary of available-for-sale securities follows:


                             December 31,                          1999           1998
                             -----------------------------------------------------------
                             Cost of securities                  $2,031,700     $      -
                             Less unrealized loss                     4,100            -
                             -----------------------------------------------------------
                                                                 $2,027,600     $      -
                             ===========================================================

2.   Property and            Property and equipment consisted of the following:
     Equipment

                             December 31,                          1999           1998
                             -----------------------------------------------------------
                             Equipment                           $  558,500     $292,800
                             Furniture and fixtures                 178,500      175,600
                             Leasehold improvements                  27,500       13,500
                             -----------------------------------------------------------
                                                                    764,500      481,900
                             Less accumulated depreciation and
                             amortization                           227,500       58,600
                            ------------------------------------------------------------
                                                                 $  537,000     $423,300
                             ===========================================================

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

3.   Purchased               In December 1998, the Company issued 2,167,114
     Technology              shares of common stock and 216,711 warrants to
                             Corel Corporation in exchange for certain fixed
                             assets and technology for the deployment of Windows
                             NT applications through server-based computing.
                             Based on the fair market value of the securities
                             issued, as determined by the prices associated with
                             the Private Placement Offering (Note 6), the
                             aggregate purchase price was determined to be
                             $3,886,500, which was allocated to the following
                             respective assets based on their fair market value
                             at the time of the transaction:

                             -------------------------------------------------------------
                             Equipment                                          $   77,100
                             Furniture                                             164,000
                             Purchased technology                                3,645,400
                             -------------------------------------------------------------
                                                                                $3,886,500
                             =============================================================

                             Purchased technology consisted of the following:

                             December 31,                          1999           1998
                             -------------------------------------------------------------
                             Purchased technology                $3,695,400     $3,645,400
                             Less accumulated amortization        2,430,600              -
                             -------------------------------------------------------------
                                                                 $1,264,800     $3,645,400
                             =============================================================

4.  Accrued Expenses         Accrued expenses consisted of the following:

                             December 31,                        1999              1998
                             -------------------------------------------------------------
                             Payroll and related expenses       $  202,400      $  140,600
                             Professional fees                     155,000         180,000
                             Accrued payroll taxes                  76,700          76,700
                             Royalties                               5,500          65,300
                             Other                                  24,400          36,300
                             -------------------------------------------------------------
                                                                $  464,000      $  498,900
                             =============================================================

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

5.  Convertible Note      In March 1998, the Company issued a convertible note
    Payable               payable for $475,000, bearing interest at 10% per
                          annum, to an affiliate (the Agent Affiliate) of the placement agent dated September 2, 1998 for the Company's subsequent private placement offering of common stock (the Offering). In January 1999, the convertible note was redeemed from proceeds from the third closing of the Offering.

                          In September 1998, the Agent Affiliate and the Company's CEO loaned $200,000 and $100,000, respectively, to the Company pursuant to convertible promissory notes bearing interest at 8% per annum. In connection with this transaction, the Agent Affiliate and CEO were issued warrants to purchase 55,760 and 27,880 shares, respectively, at $1.79 per share (Note
                          6).

                          On December 31, 1998, the loan by the Agent Affiliate was converted into 111,520 shares of common stock. Also on December 31, 1998, the Company repaid the $100,000 loan from the CEO, plus accrued interest.

6.  Stockholders'         Common Stock
    Equity
                          In January 1998, the CEO personally sold 245,353 shares of his stock to various employees and directors of the Company at a price of $0.04, the then fair market value of the stock, and in May and August 1998, 107,750 additional shares at $0.14. The ownership of these shares vest over approximately four years, with the CEO having the right to repurchase non-vested shares upon termination of employment. In May 1999, the CEO exercised this right and repurchased 48,324 of such shares.

                          In May 1998, the Company issued and sold 283,540 shares under the Stock Grant Program, at $0.14 and granted 11,152 options, under the Stock Option Plan, at $0.14 to employees of the Company, which also vest over a four-year period. The shares sold and options granted from March 1998 forward were ascribed a fair market value of $1.79 per share, the price at which the Company offered its shares through a private placement stock offering in September 1998.

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

                          In 1998, the Company recognized $667,600 in deferred compensation expense associated with the sale of the above securities, to be amortized over the vesting period of the underlying securities.

                          In accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, the Company recorded, in 1999 and 1998, in general and administrative expense, $166,900 and $101,600, respectively, of compensation costs associated with this deferred compensation expense.

                          Additionally, in March 1998, the CEO and Executive Vice President of the Company entered into a contingent sale arrangement with respect to the sale of an aggregate 1,951,600 shares of their common stock in the Company to the Agent Affiliate for aggregate consideration of $3,500,000, comprised of $200,000 cash, due and paid with the commencement of the Offering, a non-recourse promissory note in the principal amount of $800,000, which became due in January 1999; a non-recourse promissory note in the principal amount of $1,000,000, which became due in July 1999; and a non-recourse promissory note in the principal amount of $1,500,000, which becomes due in January 2000. Each of the foregoing notes bears interest at 6% per annum, payable quarterly, and each note is secured by a pledge of the shares purchased, with one share pledged for each $1.79 of principal amount. The shares pledged with respect to each note were placed in escrow until payment in full of the principal and accrued interest of the note, representing the purchase price of such shares. The $800,000 note was paid and the 446,080 shares pledged with respect to such note were released from escrow in January 1999. The $1,000,000 note was paid and the 557,600 shares pledged with respect to such note were released from escrow in July 1999. In January 2000, the CEO and Executive Vice President received $1,500,000 for the sale of 836,400 shares of their common stock of the Company to the Agent Affiliate.

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

                          In March 1998, the Company sold 278,800 shares of common stock for cash proceeds of $25,000 to the Agent Affiliate, concurrent with the issuance of convertible notes for $475,000. During 1998, the Company recognized interest expense of $475,000 relating to this transaction.

                          In July 1998, the Company's Board of Directors declared a 60,000 to 1 stock split. All references to number of shares and per share data in the financial statements have been adjusted to reflect the stock split on a retroactive basis.

                          In September 1998, the Company offered shares of its common stock through a private placement stock offering (the Offering). The Offering established a minimum and maximum offering of 1,394,000 and 2,509,200 shares of common stock, respectively, at $1.79 per share, plus an additional 376,380 shares in the event of over-subscriptions. As part of the Offering, the placement agent received warrants to purchase 11,152 shares of common stock at $1.79 per share for each 55,760 shares sold through the Offering.

                          An aggregate of 2,878,815 shares of common stock were issued and sold in the Offering for an aggregate purchase price of $5,162,900 in three separate closings, the final such closing occurring in January 1999.

                          In December 1998, the Company issued 2,167,114 shares of common stock with an ascribed value of $3,886,500, and granted warrants to purchase 216,711 shares of common stock at $1.79 in exchange for certain fixed assets and technology.

                          On July 12, 1999, GraphOn Corporation merged with and into Unity First Acquisition Corporation ("Unity"). Unity, as the surviving entity of the merger, then changed its name to GraphOn. Pursuant to the merger, each outstanding share of GraphOn common stock was exchanged for 0.5576 shares of Unity common stock and each outstanding option and warrant to purchase shares of GraphOn common stock was exchanged for 0.5576 options and warrants to purchase shares of Unity common stock.

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

                          Additionally, GraphOn received $5,425,000 in cash, which was placed into trust upon Unity's initial public offering in November 1996 and released from trust upon consummation of the merger. As of July 12, 1999, GraphOn had 16,296,559 shares of common stock outstanding. As a result of the merger, the GraphOn shareholders acquired approximately 9,086,961 shares of Unity common stock, or approximately 82.9% of the then outstanding Unity common stock. The merger was accounted for as a capital transaction, which is equivalent to the issuance of stock by GraphOn for Unity's monetary assets of approximately $5,425,000, accompanied by a recapitalization of GraphOn. All references to number of shares and per share data in the financial statements have been adjusted to reflect the exchange of stock on a retroactive basis.

                          In November 1999, the Company issued 58,000 shares of common stock in exchange for a U.S. Patent entitled "Method and System for Dynamic Translation Between Different Graphical User Interface Systems". Based on the then fair market value of the shares issued, the purchase price was $400,000.

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================
                       Stock Purchase Warrants

                       As of December 31, 1999, the following common stock warrants were issued and outstanding:

                                                     Shares Subject  Exercise    Expiration
                          Issued with respect to:      to Warrant     Price         Date
                          -----------------------------------------------------------------
                          Convertible notes           83,640       $    1.79      1/2006
                          Private placement          575,763       $    1.79      1/2006
                          Purchased technology       216,711       $    1.79     12/2003
                          Financing                      676       $    1.79     12/2003
                          IPO redeemable Class A     649,986       $    5.50      1/2000
                          IPO redeemable Class A*    250,000       $    5.50      2/2000
                          IPO Directors Class A      200,000       $    5.50      7/2004
                          IPO redeemable Class B     850,631       $    7.50      1/2000
                          IPO Directors Class B      200,000       $    7.50      7/2004
                          Consulting services        300,000       $    8.50     12/2003
                          ================================================================

                       The Company had the right to call the Class A redeemable warrants and the Class B redeemable warrants for redemption, each as a class, in whole and not in part, at the Company's option, at a price of $0.05 per IPO warrant at any time upon not less than 30 days' prior written notice, provided that the reported high bid price of the Company's common stock equaled or exceeded $8.50 per share with respect to the Class A warrants ($15.00 per share with respect to the Class A* warrants), and $10.50 per share with respect to the Class B warrants, for the 20 consecutive trading days immediately prior to the notice of redemption to warrantholders. The warrantholders have exercise rights until the close of business on the date fixed for redemption.

                       On December 21, 1999, the Company called the Class A and B warrants for redemption as the price of the Company's stock had satisfied the redemption criteria. The Company fixed January 24, 2000, as the redemption date.

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

                          Stock Grant Program

                          In June 1998, the Company adopted a stock grant program (Stock Grant Program), which is restricted to employees, officers and consultants of the Company. The Company had authorized the issuance of up to 724,880 shares of the Company's common stock in connection with the Stock Grant Program and the Stock Option Plan, discussed below. In May 1999, the number of shares authorized under the Plan was increased by 1,505,520 shares to 2,230,400 shares.

                          Under the Stock Grant Program, eligible individuals may, at the Plan Administrator's discretion, be issued shares of common stock directly, either through (a) the purchase of shares at a price not less than 85% of the estimated fair market value of the stock at the time of the issuance, or (b) as a bonus for past services rendered. Ownership of such shares generally vests over a four-year period. During August 1998, the Company issued 283,540 shares under the Stock Grant Program.

                          Stock Option Plan

                          In June 1998, the Company adopted a Stock Option Plan (The Plan). The Plan is restricted to employees, officers, and consultants of the Company. Options granted under the Plan generally vest over three to four years and are exercisable over ten years. Non-statutory options are granted at prices not less than 85% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Incentive options are granted at prices not less than 100% of the estimated fair value of stock on the date of grant. However, options granted to shareholders who own greater than 10% of the outstanding stock are established at no less than 110% of the estimated fair value of the stock on the date of grant.

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

                          A summary of the status of the Company's stock option plan as of December 31, 1999, 1998 and 1997, and changes during the years then ended is presented in the following table:

                                              --------------------------------------------------------------------------------------
                                                                                   Options Outstanding
                                              --------------------------------------------------------------------------------------

                                               December 31, 1999            December 31, 1998             December 31, 1997
                                                          Wtd. Avg.                   Wtd. Avg.                      Wtd. Avg.
                                               Shares     Ex. Price         Shares    Ex. Price           Shares     Ex  Price
                                              --------------------------------------------------------------------------------------
                          Beginning              11,152   $   0.14                    $      -            -          $      -
                          Granted             1,826,379   $   5.02          11,152    $   0.14            -          $      -
                          Exercised                  -    $                      -    $      -            -          $      -
                          Forfeited              (7,297)  $   5.28                    $      -            -          $      -
                       -------------------------------------------------------------------------------------------------------------

                          Ending              1,830,234   $   4.99          11,152    $   0.14            -          $      -
                       =============================================================================================================

                          Exercisable at
                          year-end              126,234                      1,485                        -
                       =============================================================================================================

                          Weighted-average fair value of options granted during the period:

                                                          $   4.99                    $   0.14                       $      -
                                                          ========                    ========                       ========

                          The following table summarizes information about stock
                          options outstanding as of December 31, 1999:
                                                              Options Outstanding                         Options Exercisable
                                                 -----------------------------------------------------------------------------------
                                                                   Wtd. Avg.
                             Range of              Number         Remaining         Wtd. Avg.         Number           Wtd. Avg.
                             Exercise            Outstanding     Contractual        Exercise        Exercisable      Exercisable
                              Prices             at 12/31/99        Life            Price           of 12/31/99         Price
                          ---------------------------------------------------------------------------------------------------------
                          $0.01-1.00                 11,152      8.65 years       $      0.14          3,220        $      0.14
                          $1.01-3.00                416,243      9.09 years       $      1.52         73,112        $      1.52
                          $3.01-6.00                160,839      9.46 years       $      5.38         12,819        $      5.48
                          $6.01-9.00              1,242,000      9.84 years       $      6.14         37,083        $      6.13
                                                -----------
                                                  1,830,234                       $      4.99        126,234        $      3.24
                                                ===========                       ===========       ========        ===========

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

                          In connection with the grant of certain warrants and stock options in 1999, the Company recorded deferred compensation of $1,216,100, representing the difference between the deemed fair market value and the exercise price of the warrants and options as determined by the Board of Directors on the date of grant. The deferred compensation is being amortized over the vesting period of the underlying warrants and options. The amount recognized as compensation expense in 1999, relating to these options and warrants, amounted to $143,100.

                          SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net (loss) income and (loss) earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value-based method prescribed in SFAS No.123. The
                          Company estimates the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 1999 and 1998: dividend yield of 0; expected volatility of 130% and 112%;
                          risk-free interest rate of 5.6% and 5.7%; and expected lives of four years for all plan options. The Company adopted its Stock Option Plan in June 1998 and consequently had no stock options granted in 1997.
                          Under the accounting provisions of SFAS No. 123, the Company's pro forma net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

                                                          1999                        1998                       1997
                          ---------------------------------------------------------------------------------------------------------
                          Net income (loss):
                            As reported                 $(7,033,400)                $(2,148,500)                 $ 124,500
                            Pro forma                   $(7,405,400)                $(2,149,800)                 $ 124,500

                          Basic and diluted earnings
                          (loss) per share:
                            As reported                 $     (0.71)                $     (0.57)                 $    0.04
                            Pro forma                   $     (0.74)                $     (0.57)                 $    0.04

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

7.  Income Taxes          The provision for income taxes for the years ended
                          December 31, 1999, 1998 and 1997 consist of minimum
                          state taxes.

                          The following summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34%:


                          December 31,                                   1999                1998              1997
                        ------------------------------------------------------------------------------------------------------------
                          Federal income tax at statutory rate       $(2,392,900)        $  (599,400)      $  41,600
                          State income taxes, net of federal
                              benefit                                   (422,300)           (102,400)          7,700
                          Utilization of net operating loss
                             carryforwards                                     -                   -         (51,400)
                          Tax benefit not currently recognizable       2,811,800             697,700               -
                          Other                                            4,200               4,900           3,000
                        ------------------------------------------------------------------------------------------------------------

                          Provision for income taxes                 $       800         $       800       $     900
                        ============================================================================================================

                          Deferred income taxes and benefits result from
                          temporary timing differences in the recognition of
                          certain expense and income items for tax and financial
                          reporting purposes, as follows:
                          December 31,                                1999                     1998                    1997
                       -------------------------------------------------------------------------------------------------------------
                          Net operating loss carryforward         $ 2,664,600               $ 1,038,800              $ 452,900
                          Tax credit carryforward                     338,900                   112,100                 22,800
                          Capitalized software                        (95,000)                  (29,600)               (17,200)
                          Depreciation and amortization               536,400                    (6,000)                (2,500)
                          Accrued compensation and benefits           521,600                    37,500                  4,200
                          Reserves not currently deductible            33,900                    35,800                 17,900
                       -------------------------------------------------------------------------------------------------------------
                          Total deferred tax asset                  4,000,400                 1,188,600                478,100
                          Valuation allowance                      (4,000,400)               (1,188,600)              (478,100)
                       -------------------------------------------------------------------------------------------------------------

                          Net deferred tax asset                  $         -               $         -              $       -
                       =============================================================================================================


                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

                          The Company has net operating loss carryforwards available to reduce future taxable income, if any, of approximately $7,209,000 for Federal income tax purposes. The benefits from these carryforwards expire through 2019. As of December 31, 1999, management cannot determine that it is more likely than not that these carryforwards and other deferred tax assets will be realized, and accordingly, management has fully reserved for these deferred tax assets.

                          In 1998 the Company experienced a "change of ownership" as defined by the provisions of the Tax Reform Act of 1986. As such, the Company's utilization of its net operating loss carryforwards will be limited to approximately $400,000 per year until such carryforwards are fully utilized.

8.  Concentration of      Financial instruments, which potentially subject the
    Credit Risk           Company to concentration of credit risk, consist
                          principally of cash and cash equivalents, investments and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and, by policy, limits the amounts of credit exposure to any one financial institution.
                          Available-for-sale securities are held in public companies for which there is a ready market.

                          The Company's accounts receivable are derived from many customers in various industries. The Company believes any risk of accounting loss is significantly reduced due to the diversity of its end-customers and geographic sales areas. The Company performs credit evaluation of its customers' financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

9.  Related Party         In connection with the asset purchase from Corel
    Transactions          Corporation, which was consummated in December 1998,
                          Corel obtained approximately 27% ownership interest in the Company, and at December 31, 1999, such ownership interest was approximately 18%. Corel was in 1999 also a significant customer of the Company. Sales to Corel represented 40% of total Company revenues for the year ended December 31, 1999.

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

                          Management believes that the transaction with Corel is at arms length and is under terms no less favorable to the Company than those with other customers. At December 31, 1999, accounts receivable from Corel totaled $1,500,000.


10.  Major Customers      For the year ended December 31, 1999, three customers
                          accounted for approximately 40%, 13% and 10% of revenues, respectively, with related accounts receivable as of December 31, 1999 of $1,500,000, $0 and $0, respectively.

                          For the year ended December 31, 1998, three customers accounted for approximately 29%, 21% and 17% of revenues, respectively, with related accounts receivable as of December 31, 1998 of $0, $500,000 and $0, respectively.

                          For the year ended December 31, 1997, one customer accounted for approximately 70% of revenues, with related account receivable as of December 31, 1997 of $62,500.

11.  Commitments          Operating Leases

                          In April 1995, the Company entered into an operating lease for its current headquarters facility, which is renewable in one-year increments for ten years. The Company will terminate this lease in February 2000 and believes that it will be able to find another lease without experiencing any business interruptions in 2000 as a result of the above.

                          In June 1998, the Company entered into a three-year non-cancelable operating lease for a facility in Washington.

                          In December 1998, the Company entered into a five-year operating lease for a facility in New Hampshire, which is cancelable as of October 31, 2001.

                          In October 1999, the Company entered into an 18 months operating lease for a facility in London, United Kingdom.

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

                    The facility leases require the Company to pay certain maintenance and operating expenses, such as taxes, insurance and utilities. Rent expense for the years ended December 31, 1999, 1998 and 1997 aggregated $332,700, $48,300 and
                    $17,120, respectively.

                    Future minimum annual lease payments for these leases are as follows:

                          Year ending December 31,
                          --------------------------------------------------------------------------------
                          2000                                                       $   298,900
                          2001                                                           206,800
                          ---------------------------------------------------------------------------------
                                                                                     $   505,700
                          =================================================================================


                    Royalty Agreements

                    The Company licenses key components of its server-based technology from three software developers to whom the Company pays royalties pursuant to exclusive license agreements. Minor elements of its server-based technology are also licensed pursuant to non-exclusive agreements, which call for royalty payments. Such royalty payments are based on a percentage of net revenues received by the Company for sales of the Company's products that contain the licensed technology. The royalty rate under all of these agreements is an aggregate of 4.8% and 2.9% for 1999 and 2000, respectively.

                    In the third quarter of 1999, the Company acquired two of the above license agreements for an aggregate purchase price of $378,000. Included in other assets is, as of December 31, 1999, $240,000 representing the unamortized portion of these license rights.

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

                          Prior Bankruptcy

                          In July 1999, GraphOn Corporation (the predecessor company) merged with and into Unity First Acquisition Corporation ("Unity"). Unity, as the surviving entity to the merger, then changed its name to GraphOn (the Company). GraphOn Corporation filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code in November 1991 and may be required to pay up to $2.23 million and interest, if any, to creditors. The Company believes that only royalties received pursuant to some of the predecessor company's license agreements existing at the time of its bankruptcy are subject to claims. To date, the Company has not received any claims related to the bankruptcy. There can be no assurance that future claims will not arise from the predecessor company's creditors or that a former creditor may assert a claim relating to royalties earned from subsequent licenses, which could be costly and could have a material effect on the Company's business, financial condition and/or results of operations.

                          Legal Proceedings

                          In late 1996, GraphOn Corporation disclosed numerous aspects of its proprietary technology on a confidential basis to Insignia Solutions plc, some of whose assets were later acquired by Citrix Systems, Inc. In January 1998, when GraphOn learned of that acquisition it made inquiry of Citrix and Insignia seeking assurance that there had been no potential misuse of its confidential information. In November 1998, Citrix instituted litigation in the United States District Court for the Southern District of Florida seeking a judicial declaration that neither Citrix nor Insignia had misappropriated or infringed upon GraphOn's proprietary technology or breached the non-disclosure agreement. GraphOn responded by filing a motion to dismiss the action for lack of jurisdiction. In May 1999, the court granted GraphOn's motion and dismissed the case. In effect, the Florida court held there was no existing dispute between GraphOn and Citrix. Citrix has appealed the dismissal of its case to the United States Court of Appeals for the Eleventh Circuit, where the matter is awaiting oral argument.

                                                             GraphOn Corporation


                                                   Notes to Financial Statements

================================================================================

                          In October 1999, Insignia filed a complaint against GraphOn in the Superior Court of the State of California, Santa Clara County, alleging that GraphOn had attempted to disrupt Insignia's sale to Citrix, in February 1998, of assets related to Insignia's NTRIGUE software product line.

                          The complaint alleges that, as a result of such efforts, Insignia was required by Citrix to place $8.75 million in escrow to enable Citrix to deal with potential claims by GraphOn of proprietary rights in the assets being sold. The complaint seeks unspecified general and punitive damages. In December 1999, GraphOn filed an answer denying the material allegations in Insignia's complaint.

                          Insignia's complaint also names Citrix and its UK subsidiary as defendants, alleging that these companies have breached their February 1998 contract with Insignia by refusing to release money from the escrow. The complaint seeks compensatory damages from Citrix related to that company's refusal to release purchase money from escrow for payment to Insignia and other unspecified damages.

12.  Employee 401(k)      In December 1998, the Company adopted a 401(k) Plan
     Plan                 ("the Plan") to provide retirement benefits for its
                          employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees.

                          Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company made no contributions to the Plan in 1999 and 1998.

13.  Supplemental           The following is supplemental disclosure for the
     Disclosure of Cash     statements of cash flows.
     Flow Information

                                        Years Ended December 31,                    1999              1998             1997
                                        --------------------------------------------------------------------------------------------
                                        Cash Paid:
                                        ---------
                                        Income taxes                               $       800        $       900      $     800
                                        Interest                                   $    42,400        $    11,300      $   2,100

                                        Noncash Investing Activities:
                                        ----------------------------
                                        Stock and warrants issued for
                                         purchased technology and
                                         other assets                              $         -        $ 3,886,500      $       -
                                        Stock issued for patent                    $   400,000        $         -      $       -

                                        Noncash Financing Activities:
                                        ----------------------------
                                        Issuance of common stock for
                                          convertible note payable                 $         -         $   200,000     $       -
                                        ============================================================================================

14.  Supplemental           In November 1999, the Agent Affiliate granted the
     Events                 Company's Chairman of the Board the right to
                            acquire up to 300,000 shares of the Company's common stock at $1.79 per share. Compensation expense associated with this transfer could aggregate $1,302,000 and will be amortized over the 33 month period beginning March 2000. In January
                            2000, the Agent Affiliate sold 72,000 shares of the Company's common stock to the Company's Chairman of the Board of Directors, under the terms above.

                            In January 2000, we issued 1,494,767 shares of our common stock in connection with the exercise of warrants, resulting in net cash proceeds of $9,870,900.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

    (a) Information called for by Item 10 concerning our directors is set forth under the heading "Election of Directors" in our Proxy Statement related to the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end (the "2000 Proxy Statement"), which is incorporated herein by reference.

    (b) The information required by this Item concerning our executive officers is set forth at the end of Part I of this Form 10-K.

Item 11.   Executive Compensation

     Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2000 Proxy Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

    Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) Financial statements filed as a part of this report are listed on the "Index to Financial Statements" at page 23 herein. All other schedules are omitted because either (i) they are not required under the instructions, (ii) they are inapplicable, or (iii) the information is included in the Financial Statements.

    (b) The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.



                                                   EXHIBITS
 Exhibit
 Number
---------                                          Description of Exhibit
                                                   ----------------------

      2.1   Agreement and Plan of Merger and Reorganization dated as of February 1, 1999, between Registrant and GraphOn Corporation, a California corporation(2)
      3.1   Amended and Restated Certificate of Incorporation of Registrant(2)
      3.2   Amended and Restated Bylaws of Registrant(2)
      4.1   Form of certificate evidencing shares of common stock of Registrant(3)
      4.2   Form of certificate evidencing Class A Redeemable Warrants of Registrant(3)
      4.3   Form of certificate evidencing Class B Redeemable Warrants of Registrant(3)
      4.4   Warrant Agreement dated November 12, 1996 between Registrant and GKN Securities Corp. and Gaines,
            Berland, Inc.(3)
      4.5   Redeemable Warrant Agreement dated November 12, 1996 between Registrant and American Stock Transfer
            & Trust Company(3)
      4.6   Registration Rights Agreement dated October 28, 1998 between Registrant, Spencer Trask Investors,
            Walter Keller and the investors purchasing units in Registrant's private placement(2)
      4.7   Amendment to Registration Rights Agreement(2)
      4.8   Common Stock Purchase Warrant dated October 12, 1999 issued to SuperTech Holdings Limited(2)

     10.1   1996 Stock Option Plan of Registrant(3)
     10.2   1998 Stock Option/Stock Issuance Plan of Registrant(2)
     10.3   Placement Agency Agreement by and between Registrant and Spencer Trask Securities, Inc., dated as of September 2, 1998(2)
     10.4   Asset Purchase Agreement by and among Registrant, Corel Corporation, Corel Corporation Limited and
            Corel, Inc. (collectively, "Corel"), dated as of December 18, 1998(2)
     10.5   Securities Purchase Agreement by and among Registrant and Corel, dated as of December 18, 1998(2)

     10.6   Standard Industrial Lease between Registrant and Mildred K. Dibona, dated April 14, 1995, as amended on October 2, 1998(2)
     10.7   Hidden Valley Office Park Lease Agreement between Registrant and ASA Properties, Inc., dated June
            5, 1998(2)
     10.8   Lease Agreement between Corel Inc. and CML Realty Corp., dated September, 1998 and assumed by
            Registrant on December 31, 1998(2)
     10.9   Lease Agreement between Registrant and Thoits Brothers, Inc., dated February 24, 2000.
    10.10   Consulting Agreement dated October 14, 1999 between Registrant and SuperTech Holdings Limited(1)
     23.1   Consent of BDO Seidman, LLP
     24.1   Power of Attorney (included on the Signature Page of Part II of this Registration Statement)
     27.1   Financial Data Schedule

___________
(1) Incorporated by reference from Registrant's Form S-1, file number 333-93483, filed with the SEC on December 23, 1999.

(2) Incorporated by reference from Registrant's Form S-4, file number 333-76333, filed with the SEC on April 15, 1999.

(3) Incorporated by reference from Registrant's Form S-1, file number 333-11165, filed with the SEC on August 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Morgan Hill, State of California, on March 29, 2000.

                                 GRAPHON CORPORATION


                                 By:    /s/ William Swain
                                   ----------------------------
                                            William Swain
                                            Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature                               Title                               Date
          ----------                              -----                               ----

/s/ Robert Dilworth                       Chairman of the Board                     March 29, 2000
------------------------------
Robert Dilworth

/s/ Walter Keller                         President (Principal Executive Officer)   March 29, 2000
------------------------------            and Director
Walter Keller

/s/ William Swain                         Chief Financial Officer (Principal        March 29, 2000
------------------------------            Financial and Accounting Officer)
William Swain

/s/ Robin Ford                            Executive Vice President,                 March 29, 2000
------------------------------            Marketing and Sales and Director
Robin Ford

/s/ August P. Klein                       Director                                  March 29, 2000
------------------------------
August P. Klein

/s/ Marshall C. Phelps, Jr.               Director                                  March 29, 2000
------------------------------
Marshall C. Phelps, Jr.