Form 10-Q
period 2000-03-31
GRAPHON CORP/DE
filed 2000-05-15
CIK 1021435

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 Or 15(d)
                     of the Securities Exchange Act Of 1934

                 For the quarterly period ended March 31, 2000

                        Commission File Number: 0-21683

                             ______________________

                              GraphOn Corporation
             (Exact name of Registrant as specified in its charter)

                             ______________________


          Delaware                                          13-3899021
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                             Identification No.)


                              225 Cochrane Circle
                         Morgan Hill, California 95037
                    (Address of principal executive offices)

                 Registrant's telephone number: (408) 776-3232

                             ______________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 4, 2000 there were issued and outstanding 14,671,422 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                       PART I--FINANCIAL INFORMATION

ITEM I Financial Statements

                              GRAPHON CORPORATION
                                 BALANCE SHEETS

                                                            March 31,   December 31,
                                                             2000           1999
    ASSETS                                              -------------   -----------
    ------------                                           (Unaudited)
Current Assets:
 Cash and cash equivalents                               $  9,859,900    $ 8,481,500
 Available for sale securities                              7,362,700      2,027,600
 Accounts receivable, net of allowance for
  doubtful accounts of $275,000 and $25,000                 2,987,900      1,670,600
 Prepaid expenses and other assets                            297,500        364,300
                                                         ------------    -----------
   Total Current Assets                                    20,508,000     12,544,000
                                                         ------------    -----------
Property and Equipment, net                                   697,500        537,000
Purchased Technology, net                                   1,557,100      1,504,800
Capitalized Software, net                                     465,600        221,800
Patent, net                                                   393,800        400,000
Long Term Investment - Related Party                        3,444,500           ----
Other Assets                                                   35,300         16,700
                                                         ------------    -----------
    TOTAL ASSETS                                         $ 27,101,800    $15,224,300
                                                         ============    ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                        $    340,900    $   259,700
 Accrued expenses                                             727,900        464,000
 Deferred revenue                                             145,300        119,000
                                                         ------------    -----------
   Total Current Liabilities                                1,214,100        842,700
Commitments and Contingencies
Stockholders' Equity
 Preferred stock, $0.01 par value, 5,000,000 shares
  authorized, no shares issued and outstanding                   ----           ----
 Common stock, $0.0001 par value, 45,000,000
  shares authorized, 14,615,478 and 12,342,322
  shares issued and outstanding                                 1,500          1,200
 Additional paid in capital                                37,898,200     25,413,500
 Deferred Compensation                                     (1,450,700)    (1,472,100)
 Accumulated other comprehensive income                       (24,900)        (4,400)
 Accumulated deficit                                      (10,536,400)    (9,556,600)
                                                         ------------    -----------
 Stockholders' Equity                                      25,887,700     14,381,600
                                                         ------------    -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 27,101,800    $15,224,300
                                                         ============    ===========

See accompanying notes to financial statements.

                              GRAPHON CORPORATION
                           STATEMENTS OF OPERATIONS
                                                                   Three Months Ended
                                                                        March 31,
                                                                       -----------
                                                                    2000           1999
                                                                 -----------    -----------
                                                                 (Unaudited)    (Unaudited)
Revenues
Product sales..................................................  $   210,100    $   195,300
Maintenance....................................................       45,200         44,200
OEM license....................................................    1,046,500        400,000
OEM license--related party.....................................      500,000          -----
                                                                 -----------    -----------
  Total Revenues...............................................    1,801,800        639,500
Cost of Revenues
Product sales..................................................        3,600          3,600
Maintenance....................................................       33,200          9,400
OEM license....................................................       45,500         76,300
Amortization of Purchased Technology...........................       86,500        781,300
                                                                 -----------    -----------
  Total Cost of Revenues.......................................      168,800        870,600
  Gross Profit.................................................    1,633,000       (231,100)
                                                                 -----------    -----------
Operating Expenses:
Selling and marketing..........................................    1,418,500        755,600
General and administrative.....................................      976,400        471,800
Research and development.......................................      548,500        573,000
                                                                 -----------    -----------
  Total Operating Expenses.....................................    2,943,400      1,800,400
                                                                 -----------    -----------
Loss From Operations...........................................   (1,310,400)    (2,031,500)
Other Income (Expense):
 Interest and other income.....................................      386,900         14,900
 Interest and other expense....................................         ----         (6,600)
Loss on Long Term Investment - related party...................      (55,500)          ----
                                                                 -----------    -----------
Loss Before Provision for Income Taxes.........................     (979,000)    (2,023,200)
Provision for Income Taxes.....................................          800            800
                                                                 -----------    -----------
Net Loss.......................................................  $  (979,800)   $(2,024,000)
                                                                 -----------    -----------
Basic and Diluted Loss per Common Share........................       $(0.07)        $(0.23)
                                                                 ===========    ===========
Weighted Average Common Shares Outstanding.....................   13,896,941      8,798,481
                                                                 ===========    ===========

                See accompanying notes to financial statements.

                              GRAPHON CORPORATION
                           STATEMENTS OF CASH FLOWS


                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                          2000          1999
                                                                                       -----------   -----------
                                                                                       (Unaudited)   (Unaudited)
Cash Flows From Operating Activities:
Net loss.............................................................................  $  (979,800)  $(2,024,000)
Adjustments to reconcile net (loss)  income to net cash
(used in) provided by operating activities:
  Depreciation and amortization......................................................      231,200       824,200
  Amortization of deferred compensation..............................................      335,000        41,700
  Provision for doubtful accounts....................................................      250,000       -------
  Changes in operating assets and liabilities:
   Accounts receivable...............................................................   (1,567,300)      (36,700)
   Prepaid expenses and other assets.................................................       66,800       (11,900)
   Accounts payable..................................................................       81,200       300,600
   Accrued expenses..................................................................      263,900       (66,500)
   Deferred revenue..................................................................       26,300       (27,400)
                                                                                       -----------   -----------
    Net Cash Used In Operating Activities............................................   (1,292,700)   (1,000,000)
                                                                                       -----------   -----------

Cash Flows From Investing Activities:
Purchase of available-for-sale securities............................................   (5,355,600)         ----
Capitalization of software development costs.........................................     (294,300)         ----
Captial expenditures.................................................................     (217,000)      (49,000)
Other assets.........................................................................      (18,600)      (13,800)
Purchase of technology...............................................................     (170,000)         ----
Investment in Related Party..........................................................   (3,444,500)         ----
                                                                                       -----------   -----------
    Net Cash Used In Investing Activities............................................   (9,500,000)      (62,800)
                                                                                       -----------   -----------

Cash Flows From Financing Activities:
Repayment of convertible note payable................................................         ----      (475,000)
Net proceeds from issuance of common stock...........................................   12,171,400     1,805,800
Purchase and retirement of common stock..............................................         ----          (500)
                                                                                       -----------   -----------
    Net Cash Provided By Financing Activities........................................   12,171,400     1,330,300
                                                                                       -----------   -----------

Effect of exchange rate fluctuations on cash and
 Cash equivalents....................................................................         (300)        -----
Net Increase in Cash and Cash Equivalents............................................    1,378,400       267,500
Cash and Cash Equivalents, beginning of period.......................................    8,481,500     1,798,400
                                                                                       -----------   -----------
Cash and Cash Equivalents, end of  period............................................  $ 9,859,900   $ 2,065,900
                                                                                       ===========   ===========

Supplemental Disclosure of Cash Flow Information:

          We paid interest expense of $0 and $6,400 and income tax of $0 and $800 during the three-month periods ended March 31, 2000 and March 31, 1999, respectively.

                See accompanying notes to financial statements.


                                     GRAPHON CORPORATION
                              STATEMENT OF SHAREHOLDERS' EQUITY

                                     Common Stock          Additional
                                     ------------            Paid         Deferred    Comprehensive    Accumulated
                                 Shares       Amount      in Capital    Compensation       Loss          Deficit         Total
                               ----------   ------------  -------------  -----------   -------------   ------------   -----------
Balances, December 31,
1999.......................... 12,342,322      $1,200     $25,413,500    $(1,472,100)    $ (4,400)     $ (9,556,600)  $14,381,600

Balance of information
is unaudited through
March 31,2000:

Issuance of common
 stock due to the
 exercise of warrants
 and underwriter units,
 net of costs of $167,600.....  2,273,156           300      12,171,100          ---          ---            ---       12,171,400
Deferred Compensation
Related to stock options......        ---           ---         313,600     (313,600)         ---            ---           ---
Amortization of deferred
compensation..................        ---           ---             ---      335,000          ---            ---          335,000
Change in market value of
Available-for-sale
securities....................        ---           ---             ---          ---      (20,500)           ---          (20,500)

Net loss......................        ---           ---             ---          ---          ---       (979,800)        (979,800)
                               ----------       -------     -----------    ---------     --------    -----------      -----------
Balances, March 31, 2000       14,615,478        $1,500     $37,898,200  $(1,450,700)    $(24,900)  $(10,536,400)     $25,887,700
                               ==========       =======     ===========    =========     ========    ===========      ===========

                See accompanying notes to financial statements.

                              GRAPHON CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1. Merger with Unity First Acquisition Corp. and Basis of Presentation

  On July 12, 1999, GraphOn Corporation, a California corporation ("GraphOn-CA"), merged with and into Unity First Acquisition Corp., a Delaware corporation ("Unity"). Unity, as the surviving entity to the merger and the Registrant, then changed its name to GraphOn Corporation ("GraphOn"), and the GraphOn-CA management team continued in their existing roles at GraphOn. Pursuant to the merger, each outstanding share of GraphOn-CA common stock was exchanged for
0.5576 shares of Unity common stock and each outstanding option and warrant to purchase shares of GraphOn-CA common stock was exchanged for 0.5576 options or warrants to purchase shares of Unity common stock. Additionally, GraphOn received $5,425,000 in cash which had been placed into trust upon Unity's initial public offering in November 1996 and released from trust upon consummation of the merger. As of July 12, 1999, GraphOn-CA had outstanding 16,296,559 shares of common stock. As a result of the merger, the GraphOn-CA shareholders acquired approximately 9,086,961 shares of Unity common stock, or approximately 82.9% of the then outstanding Unity common stock. The merger was accounted for as a capital transaction which is equivalent to the issuance of stock by GraphOn-CA for Unity's net monetary assets of approximately $5,425,000, accompanied by a recapitalization of GraphOn-CA.

  The unaudited historical financial statements of GraphOn included herein have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of GraphOn results of operations, financial position and cash flows.

  The unaudited financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

  As noted above, in July 1999, GraphOn-CA merged with and into Unity. All references to share and per-share data for all periods presented have been adjusted to give effect to the .5576 exchange of GraphOn-CA stock (See Note 1).

                              GRAPHON CORPORATION

3. Stockholders' Equity

  During the quarter ended March 31, 2000, a total of 51,777 shares of common stock totaling $111,900 were issued to employees pursuant to the exercise by those employees of stock options granted under the GraphOn 1998 stock option plan. Additionally, we issued 2,221,379 shares of our common stock in connection with the exercise of warrants, resulting in net cash proceeds of $12,059,500.

4. Investments in Joint Venture

  Investments in our China Joint Venture are accounted for by using the equity method, under which the company's share of earnings (loss) from the joint venture are reflected as income earned (lost) and dividends are credited against the investment in the joint venture as received.

5. Litigation

  In late 1996, we disclosed numerous aspects of our proprietary technology on a confidential basis to Insignia Solutions plc, some of whose assets were later acquired by Citrix Systems, Inc. When we learned of that acquisition in January 1998, we made inquiry of Citrix and Insignia seeking assurances that there had been no potential misuse of our confidential information. On November 23, 1998, Citrix instituted litigation in the United States District Court for the Southern District of Florida seeking a judicial declaration that neither Citrix nor Insignia had misappropriated or infringed upon our proprietary technology or breached the non-disclosure agreement. We responded by filing a motion to dismiss the action for lack of jurisdiction. On May 14, 1999, the court granted our motion to dismiss the case. Citrix has appealed the dismissal of its case to the United States Court of Appeals for the Eleventh Circuit, where the matter is awaiting oral argument.

                              GRAPHON CORPORATION

  On October 4, 1999, Insignia filed a complaint against us in the Superior Court of the State of California, Santa Clara County, alleging that we had attempted to disrupt Insignia's sale to Citrix, on February 5, 1998, of assets related to Insignia's NTRIGUE software product line. The complaint alleges that, as a result of such efforts, Insignia was required by Citrix to place $8.75 million in escrow to enable Citrix to deal with potential claims by us of proprietary rights in the assets being sold. The complaint seeks unspecified general and punitive damages. On December 13, 1999 we filed an answer denying the material allegations in Insignia's complaint, and on May 10, 2000, the court granted our motion for judgment on the pleadings as to Insignia's fifth cause of action for attorney's fees.

  On March 30, 2000, GraphOn filed an amended complaint in the Superior Court of Santa Clara County alleging trade secret misappropriation and unfair competition against Citrix Systems and Citrix Systems UK and alleging trade secret misappropriation, breach of contract, fraud and unfair competition against Insignia Solutions. The complaint alleges that Insignia improperly disclosed GraphOn's proprietary technology to Citrix, thereby, among other things, breaching Insignia's covenants not to disclose GraphOn's trade secrets. The complaint also alleges that Citrix improperly acquired and incorporated GraphOn's proprietary technology into its products and that Citrix knew or should have known that the technology it purchased from Insignia was GraphOn's proprietary technology. The complaint seeks unspecified compensatory and exemplary damages from Citrix and Insignia.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

  The following discussion of the financial condition and results of operations of GraphOn Corporation contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" elsewhere in this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission.

Overview

  We develop, market, sell and support server-based software that is designed to enable a diverse range of desktop computers to access server-based Windows and UNIX applications from any location, over fast or slow Internet connections.
Our powerful and innovative software is creating an important paradigm shift in how software is used. Utilizing our server-based architecture, organizations can instantly provide web-based access to Windows, UNIX, and Linux applications from anywhere in the world, because our technology allows universal access to software regardless of the operating system, organizations are now free from frequent and costly hardware and software updates.

  We believe that this provides a significant advantage for our customers. Independent software vendors (ISVs) can web-enable their applications while retaining the rich look and feel that their customers expect to see. Organizations can provide easy access to their own enterprise applications over the corporate intranet with web browsers. Applications service providers (ASPs) can serve up applications to their users regardless of display device and data connection. In the fourth quarter of 1999, we introduced Bridges for Windows which expanded our web-enabling solution beyond the UNIX and Linux world to include the much larger Windows market as well.

Results of Operations for the Three-Month Period Ended March 31, 2000 Versus the Three-Month Period Ended March 31, 1999

Revenues.

  Total revenue for the three-month period ended March 31, 2000 increased by $1,162,300, or 182%, to $1,801,800 from $639,500 for the same period in 1999.
Revenue for the three-month period ended March 31, 2000 was derived primarily from OEM licensing fees and product sales. Licensing fees were approximately $1,500,000 (including licensing fees from a related party of $500,000), and product sales were approximately $210,000. Royalties were approximately $400,000 for the three-month period ended March 31, 1999.

Cost of Revenues.

  Amortization of purchased technology for the three-month period ended March 31, 2000 decreased by $694,800, or 89%, to $86,500 from $781,300 for the same period in 1999. The decrease was due to various purchased technologies becoming fully amortized during 1999.

Sales and Marketing Expenses.

  Sales and marketing expenses for the three-month period ended March 31, 2000 increased by $662,900, or 88%, to $1,418,500 from $755,600 for the same period in 1999. Sales and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, and advertising costs. The increase was primarily due to increases in trade show, promotional and public relations activities as well as increased commissions and the amortization of non-cash compensation.

General and Administrative.

  General and administrative expenses for the three-month period ended March 31, 2000 increased by $504,600, or 107%, to $976,400 from $471,800 for the same period in 1999. General and administrative expenses primarily consist of salaries, legal and professional services, and bad debt expense. In addition, our corporate rent, utilities and administrative employee benefits are included in general and administrative expenses. The increase was primarily due to an increase in the provision for doubtful accounts, legal fees in connection with ongoing litigation, and accounting fees.

Research and Development.

  Research and development expenses for the three-month period ended March 31, 2000 decreased by $24,500, or 4%, to $548,500 from $573,000 for the same period in 1999. Research and development expenses consist primarily of salaries and benefits to software engineers, supplies and payments to contract programmers and rent on facilities.

Interest and Other Income.

  Interest and other income for the three-month period ended March 31, 2000 increased by $372,000, or 2,497%, to $386,900 from $14,900 for the same period during 1999. Interest and other income consists primarily of interest income on excess cash, and interest and dividend income on available for sale securities. The primary reason for the increase was due to interest and dividend income earned on substantially higher amounts of excess cash and available for sale securities on-hand during 2000 as compared with 1999. A one time relocation assistance payment of $85,000 received from the city of Campbell in conjunction with our move to Morgan Hill also contributed to the increase.

Loss on Long Term Investments - Related Party

  Loss on Long-Term Investment - Related Party for the three-month period ended March 31, 2000 was $55,500.

This loss reflects recognition of our share of the operating results of the China Joint Venture, which began operations in March 2000.

Net Loss

  As a result of the foregoing items, net loss for the three month period ended March 31, 2000 was $979,800, a decrease of $1,044,200, or 52%, from a net loss of $2,024,000 for the same period during 1999.

Liquidity and Capital Resources

  In September 1998, we commenced a private placement of shares of our common stock and warrants. In January 1999, a convertible note in the amount of $475,000 was repaid from the net proceeds of the final closing of this private placement of securities whereby we received additional net proceeds of $1,708,600 in consideration of 1,095,053 shares of our common stock and warrants to purchase an additional 219,010 shares of our common stock.

  In February 1999, we sold 62,525 shares of our common stock and warrants to purchase an additional 676 shares of our common stock, for gross proceeds of $97,200.

  On July 12, 1999, we completed a merger with Unity First Acquisition Corp. pursuant to which each share of our common stock was exchanged for 0.5576 shares of Unity common stock and each outstanding option and warrant to purchase our common stock was exchanged for options or warrants to purchase 0.5576 shares of Unity common stock. The transaction was a forward merger with Unity surviving the merger and changing its name to GraphOn Corporation and with GraphOn's management team continuing in their existing roles. The merger provided us with $5,425,000 in net cash proceeds, which was previously held in trust for Unity until it consummated a merger with an operating business.

  In December 1999, we issued 1,353,028 shares of our common stock in connection with the exercise of underwriter units and warrants, resulting in net cash proceeds of $8,402,000.

  During the quarter ended March 31, 2000, we issued 2,273,156 shares of our common stock in connection with the exercise of underwriter units and warrants, resulting in net cash proceeds of $12,171,400.

  Accounts receivable as of March 31, 2000 increased, net of the Allowance for Doubtful Accounts, by $1,317,300, or 79%, to $2,987,900 from $1,670,600 as of
December 31, 1999. The primary reason for the increase is due to the nature of our OEM licensing royalty agreements whereby the royalty payments generally are not due until 30 days after the quarter end. As of March 31, 2000, accounts receivable were $2,000,000 and $987,900 from related and unrelated parties, respectively, against which we have recorded reserves of $275,000.

  As of March 31, 2000, capitalized software increased by $243,800, or 110%, to $465,600 from $221,800 as of December 31, 1999. This increase represents capitalized software engineering costs, net of costs amortized to Cost of Revenues. Capitalized software represents the unamortized portion of capitalized software engineering costs and is generally amortized over a three-year period.

  In March, 2000 we funded our China Joint Venture with $3,500,000. Our initial investment is offset by the recognition of our share of the China Joint Venture operations for the three-month period ended March 31, 2000.

  Accounts payable and accrued expenses as of March 31, 2000 increased by $345,100, or 48%, to $1,068,800 from $723,700 as of December 31, 1999. The main reasons for the increase were accrued legal fees associated with ongoing litigation and accrued accounting and printing fees associated with our public filings made during the quarter ended March 31, 2000.

  As of March 31, 2000, we had cash and cash equivalents of $9,859,900 as well as $7,362,700 in available-for-sale securities compared to total liabilities of $1,068,800, exclusive of deferred revenue of $145,300.

  We anticipate that cash balances as of March 31, 2000, as well as anticipated revenue from operations, will be sufficient to meet our working capital and capital expenditure needs through the next twelve months.

Year 2000 Compliance

  We have experienced no material product or system failures or disruptions to date, stemming from year 2000 issues.

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

  Historically, we have not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, we do not expect adoption of the new standard to have a material impact on our results of operations, financial position or cash flows.

Recently Issued Accounting Standards and Pronouncements Not Yet Adopted

  In December 1999, the Staff Accounting Bulletin (SAB) No. 101 was released which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. Management believes that the guidance will not materially impact our disclosures.

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

We Have A History Of Operating Losses And Expect These Losses To Continue And Increase, At Least For The Near Future.

  We have experienced significant losses since we began operations. We expect to continue to incur significant losses for the foreseeable future. We incurred net losses of approximately $979,800 for the quarter ended March 31, 2000 and $2,024,000 for the quarter ended March 31, 1999. We expect our expenses to increase as we expand our business but cannot assure you that our revenues will increase as a result of increased spending. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

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

  Our operating results are likely to fluctuate significantly in the future on a quarterly and on an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

 .  the degree of success of new products;
 .  variations in the timing of and shipments of our products;
 .  variations in the size of orders by our customers;
 .  increased competition;
 .  the proportion of overall revenues derived from different sales
 .  channels such as distributors, OEMs and others;
 .  changes in our pricing policies or those of our competitors;
 .  the financial stability of major customers;
 . new product introductions or enhancements by us or by competitors; . delays in the introduction of products or product enhancements by . us or by competitors;
 . any changes in operating expenses; and . general economic conditions and economic conditions specific to the . software industry.

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

Our Failure To Manage Expanding Operations Could Adversely Affect Us.

  To exploit the emerging server-based software market, we must rapidly execute our business strategy and further develop products while managing our anticipated growth in operations. To manage our growth, we must:

 .  continue to implement and improve our operational, financial and management information systems;
 .  hire and train additional qualified personnel;
 .  continue to expand and upgrade core technologies;
 . effectively manage multiple relationships with various licensees, . consultants, strategic and technological partners and other third parties.

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

             PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings.

  Reference is made to note 5 to the unaudited financial statements comprising a portion of this report.

ITEM 2. Changes in Securities and Use of Proceeds.

  On February 15, 2000 we issued options to purchase 135,000 shares of our common stock, at an exercise price of $15.62 per share, to one employee pursuant to our 1998 Stock Option/Stock Issuance Plan.

  The grant of such stock options to the employee was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

ITEM 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit 27.1 - Financial Data Schedule.

(b)  Reports of Form 8-K.

      We filed no reports on Form 8-K during the first quarter of the year ending December 31, 2000.

                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GraphOn Corporation
                                     (Registrant)

Date: May 15, 2000
                                     By: /s/ Walter Keller
                                         _________________________________
                                         Walter Keller,
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)

Date: May 15, 2000
                                     By:  /s/ William Swain
                                         _________________________________
                                         William Swain,
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)