Form 10-Q
period 2000-06-30
GRAPHON CORP/DE
filed 2000-08-14
CIK 1021435

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

                  For the quarterly period ended June 30, 2000

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

                             ______________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of August 4, 2000 there were issued and outstanding 14,711,517 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                       PART I--FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              GRAPHON CORPORATION
                                BALANCE SHEETS

                                                                              June 30,      December 31,
                                                                               2000            1999
ASSETS                                                                       (Unaudited)
---------------------------------------------------------------------------------------------------------

Current Assets:
 Cash and cash equivalents                                                   $  8,769,800    $ 8,481,500
 Available for sale securities                                                  7,370,800      2,027,600
 Accounts receivable, net of allowance for
   doubtful accounts of $275,000 and $25,000                                    3,485,100      1,670,600
 Prepaid expenses and other assets                                                310,900        364,300
---------------------------------------------------------------------------------------------------------
   Total Current Assets                                                        19,936,600     12,544,000
---------------------------------------------------------------------------------------------------------
Property and Equipment, net                                                       668,400        537,000
Purchased Technology, net                                                       1,393,500      1,504,800
Capitalized Software, net                                                         459,800        221,800
Patent, net                                                                       387,500        400,000
Long Term Investment - Related Party                                            3,020,400            ---
Other Assets                                                                       34,000         16,700
---------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                              $ 25,900,200    $15,224,300
---------------------------------------------------------------------------------------------------------
   LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
Current Liabilities:
 Accounts payable                                                            $    466,100    $   259,700
 Accrued expenses                                                                 751,200        464,000
 Deferred revenue                                                                 143,900        119,000
---------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                    1,361,200        842,700
---------------------------------------------------------------------------------------------------------
Commitments and Contingencies (note 5)
Stockholders' Equity
 Preferred stock, $0.01 par value,
  5,000,000 shares
   authorized, no shares issued and
    outstanding
 Common stock, $0.0001 par value, 45,000,000
   shares authorized, 14,645,406 and
    12,342,322
   shares issued and outstanding                                                    1,500          1,200
 Additional paid in capital                                                    37,957,700     25,413,500
 Deferred Compensation                                                         (1,101,000)    (1,472,100)
 Accumulated other comprehensive income                                           (21,700)        (4,400)
 Accumulated deficit                                                          (12,297,500)    (9,556,600)
---------------------------------------------------------------------------------------------------------
   Stockholders' Equity                                                        24,539,000     14,381,600
---------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 25,900,200    $15,224,300
---------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                              GRAPHON CORPORATION
                           STATEMENTS OF OPERATIONS

                                                            Three Months Ended            Six Months Ended
                                                                June 30,                      June 30,
                                                               -----------                  ------------
                                                           2000          1999           2000           1999
                                                       -----------   -----------   ------------   ------------
                                                       (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)
---------------------------------------------------------------------------------------------------------------
Revenues                                               $   542,400   $   707,400   $  1,844,200    $ 1,346,900
Revenues - related party                                 1,300,000           ---      1,800,000            ---
---------------------------------------------------------------------------------------------------------------
  Total Revenues                                         1,842,400       707,400      3,644,200      1,346,900
---------------------------------------------------------------------------------------------------------------
Cost of revenues                                           192,400       877,600        349,600      1,760,900
Cost of revenues - related party                            62,300           ---         73,900            ---
---------------------------------------------------------------------------------------------------------------
  Total Cost of Revenues                                   254,700       877,600        423,500      1,760,900
---------------------------------------------------------------------------------------------------------------
  Gross Profit (Loss)                                    1,587,700      (170,200)     3,220,700       (414,000)
---------------------------------------------------------------------------------------------------------------
Operating Expenses:
Selling and marketing                                    1,362,800       819,800      2,781,300      1,575,400
General and administrative                                 895,600       363,200      1,872,000        822,300
Research and development                                   914,000       681,800      1,462,500      1,254,800
---------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                 3,172,400     1,864,800      6,115,800      3,652,500
---------------------------------------------------------------------------------------------------------------
Loss From Operations                                    (1,584,700)   (2,035,000)    (2,895,100)    (4,066,500)
---------------------------------------------------------------------------------------------------------------
Other Income (Expense):
Interest & Other Income                                    264,700        11,300        651,600         19,600
Loss on Long Term Investment-
   Related Party                                          (424,100)          ---       (479,600)           ---
---------------------------------------------------------------------------------------------------------------
Loss Before Provision for Income
   Taxes                                                (1,744,100)   (2,023,700)    (2,723,100)    (4,046,900)
Provision for Income Taxes                                  17,000           ---         17,800            800
---------------------------------------------------------------------------------------------------------------
Net Loss                                               $(1,761,100)  $(2,023,700)  $ (2,740,900)   $(4,047,700)
---------------------------------------------------------------------------------------------------------------
Basic and Diluted Loss
   per Common Share                                         $(0.12)       $(0.22)        $(0.19)        $(0.45)
---------------------------------------------------------------------------------------------------------------
Weighted Average Common -
   Share Outstanding                                    14,626,851     9,109,333     14,263,913      8,953,907
---------------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.


                              GRAPHON CORPORATION
                           STATEMENTS OF CASH FLOWS
                                                               Six Months Ended
                                                                   June 30,
                                                             2000          1999
                                                          (Unaudited)   (Unaudited)
------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
Net loss                                                  $(2,740,900)  $(4,047,700)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
  Depreciation and amortization                               505,400     1,646,900
  Loss on Disposal of Fixed Assets                             12,900           ---
  Amortization of deferred compensation                       685,200        83,500
  Provision for doubtful accounts                             250,000           ---
  Loss on Long Term Investment - Related Party                479,600           ---
  Changes in operating assets and liabilities:
   Accounts receivable                                     (2,064,500)     (589,200)
   Prepaid expenses and other assets                           53,400      (400,000)
   Accounts payable                                           206,400       476,400
   Accrued expenses                                           287,200       123,900
   Deferred revenue                                            24,900        49,200
------------------------------------------------------------------------------------
    Net Cash Used In Operating Activities                  (2,300,400)   (2,657,000)
------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities                  (5,360,500)          ---
Capitalization of software development costs                 (343,400)          ---
Capital expenditures                                         (250,700)     (149,800)
Other assets                                                  (17,300)          ---
Purchase of technology                                       (170,000)          ---
Investment in Related Party                                (3,500,000)          ---
------------------------------------------------------------------------------------
    Net Cash Used In Investing Activities                  (9,641,900)     (149,800)
------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Repayment of convertible note payable                             ---      (475,000)
Net proceeds from issuance of common stock                 12,230,900     1,805,800
Purchase and retirement of common stock                           ---        (5,700)
------------------------------------------------------------------------------------
    Net Cash Provided By Financing Activities              12,230,900     1,325,100
------------------------------------------------------------------------------------
Effect of exchange rate fluctuations on cash and
 Cash equivalents                                                (300)          ---
Net Increase (Decrease) in Cash and Cash Equivalents          288,300    (1,481,700)
------------------------------------------------------------------------------------
Cash and Cash Equivalents, beginning of period              8,481,500     1,798,400
------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of period                    8,769,800       316,700
------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
  We paid interest expense of $0 and $6,400 and income tax of $800 and $800 during the six-month periods ended June 30, 2000 and June 30, 1999, respectively.

                See accompanying notes to financial statements.

                              GRAPHON CORPORATION
                       STATEMENT OF SHAREHOLDER'S EQUITY





                                                     Additional
                                    Common Stock      Paid         Deferred    Comprehensive  Accumulated
                                Shares     Amount    in Capital  Compensation   Loss          Deficit       Total
-------------------------------------------------------------------------------------------------------------------
Balances,
December 31,1999              12,342,322  $1,200  $25,413,500  $(1,472,100)  $ (4,400)  $ (9,556,600)  $14,381,600
-------------------------------------------------------------------------------------------------------------------
The following information
is unaudited:

 Issuance of common
  stock due to the
  exercise of warrants
  and underwriter units,
  net of costs of $167,600     2,273,156     300   12,171,100                                           12,171,400
Deferred Compensation
 Related to stock options                             313,600     (313,600)
Amortization of deferred
 compensation                                                      335,500                                 335,000
Change in market value of
 Available-for-sale
 securities                                                                   (20,500)                     (20,500)

Net loss                                                                                    (979,800)     (979,800)
-------------------------------------------------------------------------------------------------------------------
Balances, March 31, 2000      14,615,478   1,500   37,898,200   (1,450,700)   (24,900)   (10,536,400)   25,887,700
-------------------------------------------------------------------------------------------------------------------

 Issuance of common
  stock due to the
  exercise of options
  and underwriter units,
  net of costs of $3,700          29,928               59,500                                               59,500
Deferred Compensation
 Related to stock options
Amortization of deferred
 compensation                                                      349,700                                 349,700
Change in market value of
 Available-for-sale
 securities                                                                     3,200                        3,200

Net loss                                                                                  (1,761,100)   (1,761,100)
-------------------------------------------------------------------------------------------------------------------

Balances, June 30, 2000       14,645,406  $1,500  $37,957,700  $(1,101,000)  $(21,700)  $(12,297,500)  $24,539,000
===================================================================================================================

                See accompanying notes to financial statements.

                            GRAPHON CORPORATION

                           NOTES TO FINANCIAL STATEMENTS

1. Merger with Unity First Acquisition Corp. and Basis of Presentation

  On July 12, 1999, GraphOn Corporation, a California corporation ("GraphOn-CA"), merged with and into Unity First Acquisition Corp., a Delaware corporation ("Unity"). Unity, as the surviving entity to the merger and the Registrant, then changed its name to GraphOn Corporation ("GraphOn"), and the GraphOn-CA management team continued in their existing roles at GraphOn. Pursuant to the merger, each outstanding share of GraphOn-CA common stock was exchanged for
0.5576 shares of Unity common stock and each outstanding option and warrant to purchase one share of GraphOn-CA common stock was exchanged for one option or warrant, as the case may be, to purchase 0.5576 shares of Unity common stock. Additionally, GraphOn received $5,425,000 in cash that had been placed into trust upon Unity's initial public offering in November 1996 and released from trust upon consummation of the merger. As of July 12, 1999, GraphOn-CA had outstanding 16,296,559 shares of common stock. As a result of the merger, the GraphOn-CA shareholders acquired 9,086,961 shares of Unity common stock, or approximately 82.9% of the then outstanding Unity common stock. The merger was accounted for as a capital transaction which is equivalent to the issuance of stock by GraphOn-CA for Unity's net monetary assets of approximately $5,425,000, accompanied by a recapitalization of GraphOn-CA.

  The unaudited historical financial statements of GraphOn included herein have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of GraphOn results of operations, financial position and cash flows.

  The unaudited financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented.
The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

  Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

2. Earnings Per Share

  Basic earnings per share are calculated using the weighted average number of shares outstanding during the period. Dilutive earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method and are not included since they are antidilutive.

  As noted above, in July 1999, GraphOn-CA merged with and into Unity. All references to share and per-share data for all periods presented have been adjusted to give effect to the .5576 exchange of GraphOn-CA stock (See Note 1).

3. Stockholders' Equity

  During the three and six months ended June 30, 2000, a total of 27,398 and 79,175 shares, respectively, of common stock, totaling $59,500 and $171,400, respectively, were issued to employees pursuant to the exercise by those employees of stock options granted under the GraphOn 1998 stock option plan. Additionally, during the three and six months ended June 30, 2000 we issued 2,530 and 2,223,909 shares, respectively, of our common stock in connection with the exercise of warrants, and underwriters' units, resulting in net cash proceeds of $0 and $12,059,500, respectively.

4. Investments in Joint Venture

  Investments in our China Joint Venture are accounted for by using the equity method, under which GraphOn's share of earnings (loss) from the joint venture is reflected as income earned (lost) and dividends are credited against the investment in the joint venture as received.

5. Litigation

  In late 1996, we disclosed numerous aspects of our proprietary technology on a confidential basis to Insignia Solutions plc, some of whose assets were later acquired by Citrix Systems, Inc. When we learned of that acquisition in January 1998, we made inquiry of Citrix and Insignia seeking assurances that there had been no potential misuse of our confidential information. On November 23, 1998, Citrix instituted litigation in the United States District Court for the Southern District of Florida seeking a judicial declaration that Citrix had not misappropriated or infringed upon our proprietary technology or breached the non-disclosure agreement. We responded by filing a motion to dismiss the action for lack of jurisdiction. On May 14, 1999, the court granted our motion to dismiss the case. Citrix has appealed the dismissal of its case to the United States Court of Appeals for the Eleventh Circuit, where the matter is awaiting oral argument.

  On October 4, 1999, Insignia filed a verified complaint against us, Citrix Systems, Inc. and Citrix Systems UK in the Superior Court of the State of California, Santa Clara County. Insignia's complaint alleges that we had attempted to interfere with Insignia's sale to Citrix, on February 5, 1998, of assets relating to, among other things, Insignia's NTRIGUE software product line. The complaint alleges that, as a result of such efforts, Insignia was required by Citrix to place $8.75 million in escrow to enable Citrix to deal with potential claims by us of proprietary rights in the assets being sold. The complaint seeks unspecified general and punitive damages. On December 13, 1999 we filed an answer denying the material allegations in Insignia's complaint, and on May 10, 2000, the court granted our motion for judgment on the pleadings and dismissed Insignia's fifth cause of action against us for bad faith claim of misappropriation of trade secrets.

                              GRAPHON CORPORATION

  On March 30, 2000, we filed an amended complaint in the Superior Court of Santa Clara County alleging trade secret misappropriation and unfair competition against Citrix Systems, Inc. and Citrix Systems UK and alleging trade secret misappropriation, breach of contract, fraud and unfair competition against Insignia Solutions. The complaint alleges that Insignia improperly disclosed our proprietary technology to Citrix, thereby, among other things, breaching Insignia's covenants not to disclose our trade secrets. The complaint also alleges that Citrix improperly acquired and incorporated our proprietary technology into its products and that Citrix knew or should have known that the technology it purchased from Insignia was our proprietary technology. The complaint seeks unspecified compensatory and exemplary damages from Citrix and Insignia.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

  The following discussion of the financial condition and results of operations of GraphOn Corporation contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" elsewhere in this Quarterly Report and in other documents we filed with the Securities and Exchange Commission.

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

  We believe that this provides a significant advantage for our customers. Independent software vendors (ISVs) can web-enable their applications while retaining the rich look and feel that their customers expect to see. Organizations can provide easy access to their own enterprise applications over the corporate intranet with web browsers. Applications service providers (ASPs) can serve up applications to their users regardless of display device and data connection. In the fourth quarter of 1999, we introduced Bridges for Windows, which expanded our web-enabling solution beyond the UNIX and Linux world to include the much larger Windows market as well.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2000 Versus the Three and Six-Month Periods Ended June 30, 1999

Revenues.

  Total revenues for the three-month period ended June 30, 2000 increased by $1,135,000, or 160%, to $1,842,400 from $707,400 for the same period in 1999.
Revenues for the six-month period ended June 30, 2000 increased by $2,297,300, or 171%, to $3,644,200 from $1,346,900 for the same period in 1999. The increase for the three-month period ended June 30, 2000 was due to related party licensing fees derived from our China Joint Venture, which were partially offset by lower OEM licensing fees. OEM licensing fees, for the three-month period ended June 30, 2000, decreased by $754,000, or 58% from $1,301,800 to $542,400, from the three-month period ended March 31, 2000. The decrease was primarily due to lower licensing fees derived from one of our larger OEM customers. The increase for the six-month period ended June 30, 2000 was primarily due to related party licensing fees derived from our China Joint

Venture and increased OEM licensing fees. We derived no licensing fees from our China Joint Venture during the three and six-month periods ended June 30, 1999 since our China Joint Venture did not begin operations until March 2000.

Cost of Revenues.

  Cost of revenues for the three-month period ended June 30, 2000 decreased by $622,900, or 71%, to $254,700, from $877,600 for the same period in 1999. Cost of revenues for the six-month period ended June 30, 2000 decreased by $1,337,400, or 76%, to $423,500, from $1,760,900 for the same period in 1999.
The decrease for both the three-month and the six-month periods was principally due to decreased amounts of purchased technology amortization being charged to cost of revenues. Various purchased technologies became fully depreciated during 1999.

Sales and Marketing Expenses.

  Sales and marketing expenses for the three-month period ended June 30, 2000 increased by $543,000, or 66%, to $1,362,800 from $819,800 for the same period in 1999. Sales and marketing expenses for the six-month period ended June 30, 2000 increased by $1,205,900, or 77%, to $2,781,300 from $1,575,400 for the same period in 1999. Sales and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, and advertising costs. The increase was primarily due to increases in trade show, promotional and public relations activities as well as increased commissions and the amortization of non-cash compensation.

General and Administrative.

  General and administrative expenses for the three-month period ended June 30, 2000 increased by $532,400, or 147%, to $895,600 from $363,200 for the same period in 1999. General and administrative expenses for the six-month period ended June 30, 2000 increased by $1,049,700, or 128%, to $1,872,000 from
$822,300 for the same period in 1999. General and administrative expenses primarily consist of salaries, legal and professional services, and bad debt expense. In addition, our corporate rent, utilities and administrative employee benefits are included in general and administrative expenses. The increase was primarily due to increases in legal fees in connection with ongoing litigation, in the provision for doubtful accounts, and in accounting fees.

Research and Development.

  Research and development expenses for the three-month period ended June 30, 2000 increased by $232,200, or 34%, to $914,000 from $681,800 for the same period in 1999. Research and development expenses for the six-month period ended June 30, 2000 increased by $207,700, or 16%, to $1,462,500 from $1,254,800 for the same period in 1999. Research and development expenses consist primarily of salaries and benefits to software engineers, supplies and payments to contract programmers and rent on facilities. The increase in research and development expenses for the three and six-month period ended June 30, 2000 was primarily due to an increase in allocated rent expense due to the move of our corporate offices.

Interest and Other Income.

  Interest and other income for the three-month period ended June 30, 2000 increased by $253,400, or 2,242%, to $264,700 from $11,300 for the same period during 1999. Interest and other income for the six-month period ended June 30, 2000 increased by $632,000, or 3,224%, to $651,600 from $19,600 for the same period during 1999. Interest and other income consists primarily of interest income on excess cash, and interest and dividend income on available for sale securities. The primary reason for the three-month and six-month increases was the interest and dividend income earned on substantially higher amounts of excess cash and available for sale securities on-hand during 2000 as compared with 1999. A one-time relocation assistance payment of $85,000 received from the City of Campbell, CA in conjunction with our move to Morgan Hill, CA also contributed to the increase.

Loss on Long Term Investments - Related Party

  Loss on Long-Term Investment - Related Party for the three-month and six-month periods ended June 30, 2000 were $424,100 and $479,600, respectively, as compared with $0 and $0, respectively for the same periods during 1999. These losses reflect recognition of our share of the operating results of the China Joint Venture, which began operations in March 2000.

Net Loss

  As a result of the foregoing items, net loss for the three month period ended June 30, 2000 was $1,761,100, a decrease of $262,600, or 13%, from a net loss of $2,023,700 for the same period during 1999. The net loss for the six-month period ended June 30, 2000 was $2,740,900, a decrease of $1,306,800, or 32%, from a net loss of $4,047,700 for the same period during 1999.

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

  On July 12, 1999, we completed a merger with Unity First Acquisition Corp. pursuant to which each share of our common stock was exchanged for 0.5576 shares of Unity common stock and each outstanding option and warrant to purchase our common stock was exchanged for one option or warrant, as the case may be, to purchase 0.5576 shares of Unity common stock. The transaction was a forward merger with Unity surviving the merger and changing its name to GraphOn Corporation and with GraphOn's management team continuing in their existing roles. The merger provided us with $5,425,000 in net cash proceeds, which was previously held in trust for Unity until it consummated a merger with an operating business.

  In December 1999, we issued 1,353,028 shares of our common stock in connection with the exercise of underwriter units and warrants, resulting in net cash proceeds of $8,402,000.

  During the six-month period ended June 30, 2000, we issued 2,303,084 shares of our common stock in connection with the exercise of options, underwriter units and warrants, resulting in net cash proceeds of $12,230,900.

  Accounts receivable as of June 30, 2000 increased, net of the Allowance for Doubtful Accounts, by $1,814,500, or 109%, to $3,485,100 from $1,670,600 as of
December 31, 1999. The primary reason for the increase is due to the nature of our OEM licensing royalty agreements whereby the royalty payments generally are not due until 30 days after the quarter end. As of June 30, 2000, accounts receivable were $3,300,000 and $460,100 from related and unrelated parties, respectively, against which we have recorded reserves of $275,000.

  As of June 30, 2000, capitalized software, net of amortization, increased by $238,000, or 107%, to $459,800 from $221,800 as of December 31, 1999. This increase represents capitalized software engineering costs, net of costs amortized to Cost of Revenues that were incurred by us, substantially during the first quarter of 2000, during the production phase of readying our Bridges for Windows product for market. Once we began shipping Bridges for Windows, we discontinued capitalizing software engineering costs and resumed charging them directly to expense in accordance with generally accepted accounting principles. The balance capitalized software as of June 30, 2000, represents the unamortized portion of capitalized software engineering costs and is generally amortized over a three-year period.

  In March, 2000 we funded our China Joint Venture with $3,500,000. Long-term investments-related party represents our initial investment, offset by the recognition of our share of the China Joint Venture's operations for the six-month period ended June 30, 2000.

  Accounts payable and accrued expenses as of June 30, 2000 increased by $493,600, or 68%, to $1,217,300 from $723,700 as of December 31, 1999. The main reasons for the increase were accrued legal fees associated with ongoing litigation (note 5) and accrued accounting and printing fees associated with our year to date public filings.

  As of June 30, 2000, we had cash and cash equivalents of $8,769,800 as well as $7,370,800 in available-for-sale securities compared to total liabilities of $1,217,300, exclusive of deferred revenue of $143,900.

  We anticipate that cash balances as of June 30, 2000, as well as anticipated revenue from operations, will be sufficient to meet our working capital and capital expenditure needs through the next twelve months.

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

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 138, requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative instruments and Hedging Activities--Deferring the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

Risk Factors

  The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us, or risks that we do not consider significant, may also impair our business. This document also contains forward-looking statements that involve risks and uncertainties, and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, they could have a severe negative impact on our financial results and stock price.

We Have A History Of Operating Losses And Expect These Losses To Continue And Increase, At Least For The Near Future

  We have experienced significant losses since we began operations. We expect to continue to incur significant losses for the foreseeable future. We incurred net losses of approximately $1,761,100 and $2,740,900 for the three and six months ended June 30, 2000, respectively, and net losses of $2,023,700 and $4,047,700 for the three and six months ended June 30, 1999, respectively. We expect our expenses to increase as we expand our business but cannot assure you that our revenues will increase as a result of increased spending. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

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

  In addition, our royalty and license revenues are impacted by fluctuations in OEM licensing activity from quarter to quarter, which may involve one-time royalty payments and license fees. Our expense levels are based, in part, on expected future orders and sales. Therefore, if orders and sales levels are below expectations, our operating results are likely to be materially adversely affected.

  Additionally, because a significant portion of our expenses is fixed, a reduction in sales levels may disproportionately affect our net income. Also, we may reduce prices or increase spending in response to competition or to pursue new market opportunities. Because of these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely decline.

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

Our Business Significantly Benefits From Strategic Relationships And There Can Be No Assurance That Such Relationships Will Continue In The Future

  Our business and strategy relies to a significant extent on our strategic relationships with other companies. There is no assurance that we will be able to maintain or develop any of these relationships or to replace them in the event any of these relationships are terminated. In addition, any failure to renew or extend any licenses between any third party and us may adversely affect our business.

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

  However, the largest unsecured creditor's claim, which currently totals approximately $964,000, must be paid from available funds, if any, in the disbursement account until such amount is fully paid. Our total remaining liability under the bankruptcy, as of June 30, 2000, is limited to the lesser of:

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

Our Failure To Manage Expanding Operations Could Adversely Affect Us

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

Competition For Key Management And Other Personnel In Our Industry Is Intense, And We May Not Be Successful In Attracting And Retaining These Personnel

  Our success and business strategy is dependent in large part on our ability to attract and retain key management and other personnel. Such individuals are in high demand and often have competing employment offers. In particular, our success depends on our ability to retain the services of Mr. Walter Keller, our President and Chief Executive Officer, and Ms. Robin Ford, our Executive Vice President of Marketing and Sales. We have entered into employment agreements with these individuals that each contains non-competition and confidentiality covenants. We currently anticipate the need to attract additional sales, marketing, financial and software engineer personnel in the near future. Competition for such personnel in the computer software and services industry is intense, and therefore, we cannot assure you we will be able to attract or retain such personnel. The loss of the services of one or more members of our management group or the inability to retain or hire additional personnel as needed may have a material adverse effect on our business.

The Market In Which We Participate Is Highly Competitive And Has More Established Competitors

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  During the quarter ended June 30, 2000, we granted options to purchase 299,000 shares of our common stock, at a range of $6.62 to $15.62 per share to several of our employees. The options generally vest in three years and they expire in ten years. These options were granted in a transaction not involving a public offering in reliance on the exemption provided by Section 4 (2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

ITEM 6. Exhibits and Reports on Form 8-K.

  (a)  Exhibits

  Exhibit 27.1 - Financial Data Schedule.

  (b)  Reports of Form 8-K.

  On April 6, 2000, we filed a Form 8-K wherein we reported the resignation, effective March 17, 2000, of our former Chief Financial Officer, Vice President of Finance and Administration and Secretary, Edmund Becmer, and the appointment, effective March 22, 2000, of his successor, our current Chief Financial Officer and Secretary, William Swain.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GraphOn Corporation
                                                (Registrant)

Date: August 14, 2000
                                           By:  /s/ Walter Keller
                                               _________________________________
                                                Walter Keller,
                                                Chief Executive Officer and
                                                President (Principal Executive
                                                Officer)

Date: August 14, 2000
                                           By:  /s/ William Swain
                                               _________________________________
                                                William Swain,
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)