Form 10-Q
period 2000-09-30
GRAPHON CORP/DE
filed 2000-11-20
CIK 1021435

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------------

                                    FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

                         Commission File Number: 0-21683

                               ----------------------

                                 GRAPHON CORPORATION
               (Exact name of Registrant as specified in its charter)

                               ----------------------


              Delaware                                 13-3899021
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                  Identification No.)

                               400 Cochrane Circle

                            Morgan Hill, California 95037
                      (Address of principal executive offices)

                    Registrant's telephone number: (408) 201-7100

                               ----------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      As of November 6, 2000 there were issued and outstanding 14,734,234 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                      PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            GRAPHON CORPORATION
                              BALANCE SHEETS

                                                        September 30,   December 31,
                                                            2000            1999
ASSETS                                                   (Unaudited)
------                                                  ------------    ------------
Current Assets:
   Cash and cash equivalents ........................   $  6,849,900    $  8,481,500
   Available for sale securities ....................      7,906,500       2,027,600
   Accounts receivable, net of allowance for
     doubtful accounts of $100,000 and $25,000 ......      2,518,500       1,670,600
   Prepaid expenses and other assets ................        486,600         364,300
                                                        ------------    ------------

     Total Current Assets ...........................     17,761,500      12,544,000
                                                        ------------    ------------

Property and Equipment, net .........................        925,800         537,000
Purchased Technology, net ...........................      3,300,800       1,504,800
Capitalized Software, net ...........................        404,900         221,800
Patent, net .........................................        381,700         400,000
Long Term Investment - Related Party ................      1,334,400              --
Other Assets ........................................        230,200          16,700
                                                        ------------    ------------
     TOTAL ASSETS ...................................   $ 24,339,300    $ 15,224,300
                                                        ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable .................................   $    385,300    $    259,700
   Accrued expenses .................................      1,180,700         464,000
   Note Payable .....................................        156,200              --
   Deferred revenue .................................        334,400         119,000
                                                        ------------    ------------
     Total Current Liabilities ......................      2,056,600         842,700
                                                        ------------    ------------
Commitments and Contingencies (note 5)
Stockholders' Equity:
   Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                 --              --
   Common stock, $0.0001 par value, 45,000,000
     shares authorized, 14,658,870 and 12,342,322
     shares issued and outstanding ..................          1,500           1,200
   Additional paid in capital .......................     38,289,700      25,413,500
   Deferred Compensation ............................     (1,018,800)     (1,472,100)
   Accumulated other comprehensive income ...........            100          (4,400)
   Accumulated deficit ..............................    (14,989,800)     (9,556,600)
                                                        ------------    ------------
     Total Stockholders' Equity .....................     22,282,700      14,381,600
                                                        ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 24,339,300    $ 15,224,300
                                                        ============    ============

                              See accompanying notes to financial statements.

                            GRAPHON CORPORATION
                          STATEMENTS OF OPERATIONS

                                            Three Months Ended                  Nine Months Ended
                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                               -------------                      -------------
                                          2000              1999              2000             1999
                                       (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                        ---------        ---------         ---------        ---------
Revenues                               $2,382,500         $502,600        $4,226,700       $1,849,500
Revenues - related party                  350,000          600,000         2,150,000          600,000
                                        ---------        ---------         ---------        ---------
    Total Revenues                      2,732,500        1,102,600         6,376,700        2,449,500
                                        ---------        ---------         ---------        ---------
Cost of revenues                          255,000          815,300           604,600        2,576,200
Cost of revenues - related party           21,900           58,300            95,800           58,300
                                        ---------        ---------         ---------        ---------
    Total Cost of Revenues                276,900          873,600           700,400        2,634,500
                                        ---------        ---------         ---------        ---------
    Gross Profit (Loss)                 2,455,600          229,000         5,676,300        (185,000)
                                        ---------        ---------         ---------        ---------
Operating Expenses:
Selling and marketing                   1,388,100          783,800         4,169,600        2,359,200
General and administrative              1,150,600          559,200         3,022,400        1,381,500
Research and development                1,195,600          517,000         2,658,100        1,771,800
                                        ---------        ---------         ---------        ---------
Total Operating Expenses                3,734,300        1,860,000         9,850,100        5,512,500
                                        ---------        ---------         ---------        ---------
Loss From Operations                   (1,278,700)      (1,631,000)       (4,173,800)      (5,697,500)
                                        ---------        ---------         ---------        ---------
Other Income (Expense):
Interest & Other Income                   255,400           49,900           907,000           76,900
Interest & Other Expense                        -           (1,700)                -           (9,100)
Loss on Long Term Investment-
      Related Party                    (1,012,800)               -        (2,165,600)               -
                                        ---------        ---------         ---------        ---------
Total Other Income (Expense)             (757,400)          48,200        (1,258,600)          67,800
                                        ---------        ---------         ---------        ---------
Loss Before Provision for Income
      Taxes                            (2,036,100)      (1,582,800)       (5,432,400)      (5,629,700)
                                        ---------        ---------         ---------        ---------
Provision for Income Taxes                (17,000)               -               800              800
                                        ---------        ---------         ---------        ---------
Net Loss                              $(2,019,100)     $(1,582,800)      $(5,433,200)     $(5,630,500)
                                        =========        =========         =========        =========
Basic and Diluted Loss
      per Common Share                     $(0.14)          $(0.15)           $(0.38)          $(0.59)
                                        =========        =========         =========        =========
Weighted Average Common
     Shares Outstanding                14,651,037       10,712,629        14,394,263        9,540,148
                                       ==========       ==========        ==========        =========

                              See accompanying notes to financial statements.

                                         GRAPHON CORPORATION
                                      STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                              September 30,
                                                                        2000               1999
                                                                     (Unaudited)        (Unaudited)
                                                                     -----------        -----------
Cash Flows From Operating Activities:
Net loss                                                             $(5,433,200)       $(5,630,500)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
  Depreciation and amortization                                          857,100          2,473,900
  Loss on Disposal of Fixed Assets                                        12,900                  -
  Amortization of deferred compensation                                1,081,600            125,200
  Provision for doubtful accounts                                         75,000                  -
  Loss on Long Term Investment - Related Party                         2,165,600                  -
  Changes in operating assets and liabilities:
    Accounts receivable                                                 (922,900)          (758,100)
    Prepaid expenses and other assets                                   (335,800)          (522,000)
    Accounts payable                                                     125,600            266,300
    Accrued expenses                                                     716,700             (4,400)
    Deferred revenue                                                     215,400            (37,200)
                                                                      ----------         ----------
      Net Cash Used In Operating Activities                           (1,442,000)        (4,086,800)
                                                                      ----------         ----------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities                             (6,411,100)        (1,000,600)
Proceeds from sale of available-for-sale securities                      537,400              1,900
Capitalization of software development costs                            (343,400)                 -
Capital expenditures                                                    (606,600)          (412,100)
Purchase of technology                                                (2,270,000)                 -
Investment in Related Party                                           (3,500,000)                 -
                                                                      ----------         ----------
      Net Cash Used In Investing Activities                          (12,593,700)        (1,410,800)
                                                                      ----------         ----------
Cash Flows From Financing Activities:
Repayment of convertible note payable                                          -           (475,000)
Proceeds from note payable                                               156,200                  -
Net proceeds from issuance of common stock                            12,248,200          6,975,100
Purchase and retirement of common stock                                        -             (5,700)
                                                                      ----------         ----------
      Net Cash Provided By Financing Activities                       12,404,400          6,494,400
                                                                      ----------         ----------
Effect of exchange rate fluctuations on cash and
 Cash equivalents                                                           (300)                 -
Net Increase (Decrease) in Cash and Cash Equivalents                  (1,631,600)           996,800
                                                                      ----------         ----------
Cash and Cash Equivalents, beginning of period                         8,481,500          1,798,400
                                                                      ----------         ----------
Cash and Cash Equivalents, end of period                               6,849,900          2,795,200
                                                                      ==========         ==========

Supplemental Disclosure of Cash Flow Information:
   We paid interest expense of $2,400 and $7,800 and income tax of $800 and $800 during the nine-month periods ended September 30, 2000 and September 30, 1999, respectively.

                              See accompanying notes to financial statements.

                                            GRAPHON CORPORATION
                                     STATEMENT OF SHAREHOLDER'S EQUITY

                                                Additional
                               Common Stock        Paid       Deferred    Comprehensive   Accumulated
                            Shares     Amount   in Capital  Compensation       Loss         Deficit         Total
                           ----------  ------  -----------  -----------      -------     -----------      -----------
Balances,
December 31, 1999          12,342,322  $1,200  $25,413,500  $(1,472,100)     $(4,400)    $(9,556,600)     $14,381,600
----------------           ----------  ------  -----------  -----------      -------     -----------      -----------

The following information is unaudited:
 Issuance of common
  stock due to the
  exercise of warrants
  and underwriter units,
  net of costs of $167,600  2,273,156     300   12,171,100                                                 12,171,400
Deferred Compensation
 Related to stock options                          313,600     (313,600)
Amortization of deferred
 compensation                                                   335,500                                       335,500
Change in market value of
 Available-for-sale
 securities                                                                  (20,500)                         (20,500)
Net loss                                                                                  (1,174,300)      (1,174,300)
------------------------   ----------  ------  -----------  -----------      -------     -----------      -----------
Balances, March 31, 2000   14,615,478   1,500   37,898,200   (1,450,200)     (24,900)    (10,730,900)      25,888,200
------------------------   ----------  ------  -----------  -----------      -------     -----------      -----------
 Issuance of common
  stock due to the
  exercise of options
  and underwriter units,
  net of costs of $3,700       29,928               59,500                                                     59,500
Deferred Compensation
 Related to stock options
Amortization of deferred
 compensation                                                   349,700                                       349,700
Change in market value of
 Available-for-sale
 securities                                                                    3,200                            3,200
Net loss                                                                                  (2,239,800)      (2,239,800)
------------------------   ----------  ------  -----------  -----------      -------     -----------      -----------
Balances, June 30, 2000    14,645,406  $1,500  $37,957,700  $(1,100,500)    $(21,700)   $(12,970,700)     $23,866,300
------------------------   ----------  ------  -----------  -----------      -------     -----------      -----------
 Issuance of common
  stock due to the
  exercise of options
  and underwriter units,
  net of costs of $6,500       13,464               17,300                                                     17,300
Deferred Compensation
 Related to stock options                          314,700     (314,700)
Amortization of deferred
 compensation                                                   396,400                                       396,400
Change in market value of
 Available-for-sale
 securities                                                                   21,800                           21,800
Net loss                                                                                  (2,019,100)      (2,019,100)
------------------------   ----------  ------  -----------  -----------      -------     -----------      -----------
Balances, Sept. 30, 2000   14,658,870  $1,500  $38,289,700  $(1,018,800)        $100    $(14,989,800)     $22,282,700
========================   ==========  ======  ===========  ===========      =======     ===========      ===========

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

   The unaudited financial statements included herein reflect all adjustments (which include only normal, recurring adjustments), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

3. STOCKHOLDERS' EQUITY

   During the three and nine months ended September 30, 2000, a total of 13,283 and 92,428 shares, respectively, of common stock, totaling $17,000 and $188,400, respectively, were issued to employees pursuant to the exercise by those employees of stock options granted under the GraphOn 1998 stock option plan. Additionally, during the three and nine months ended September 30, 2000, we issued 181 and 2,224,120 shares, respectively, of our common stock in connection with the exercise of warrants and underwriter's units, resulting in net cash proceeds of $300 and $12,059,800, respectively.

4. INVESTMENTS IN JOINT VENTURE

   Investments in our China Joint Venture are accounted for by using the equity method, under which our share of earnings (loss) from the joint venture is reflected as income earned (lost) and dividends are credited against the investment in the joint venture as received.

5. LITIGATION

   In late 1996, pursuant to a non-disclosure agreement, we disclosed aspects of our proprietary technology on a confidential basis to Insignia Solutions plc, some of whose assets were later acquired by Citrix Systems, Inc. and Citrix Systems UK, LTD. When we learned of that acquisition in January 1998, we made inquiry of Insignia Solutions seeking assurances that there had been no potential misuse of our confidential information. On November 23, 1998, Citrix Systems, Inc. instituted litigation in the United States District Court for the Southern District of Florida seeking a judicial declaration that it had not misappropriated or infringed upon our proprietary technology or breached the non-disclosure agreement. We responded by filing a motion to dismiss the action for lack of jurisdiction. On May 14, 1999, the court granted our motion to dismiss the case. Citrix Systems, Inc. has appealed the dismissal of its case to the United States Court of Appeals for the Eleventh Circuit, where the matter has been argued and is awaiting decision.

   On October 4, 1999, Insignia Solutions filed a verified complaint against us, Citrix Systems, Inc. and Citrix Systems UK, LTD. in the Superior Court of the State of California, Santa Clara County. Their complaint alleges that we had attempted to interfere with their sale to Citrix Systems, Inc. and Citrix System UK, LTD., on February 5, 1998, of assets relating to, among other things, their NTRIGUE software product line. The complaint alleges that, as a result of such efforts, they were required by Citrix Systems Inc. and Citrix Systems UK, LTD. to place $8.75 million in escrow for potential claims by us of proprietary rights in the assets being sold. The complaint seeks unspecified general and punitive damages. On December 13, 1999 we filed an answer denying the material allegations in their complaint, and on May 10, 2000, the court granted our motion for judgment on the pleadings and dismissed their fifth cause of action against us for bad faith claim of misappropriation of trade secrets.

   On March 14, 2000, we filed a complaint in the Superior Court of Santa Clara County, State of California, alleging misappropriation, unfair competition, and breach of contract against Insignia Solutions and alleging misappropriation and unfair competition against Citrix Systems, Inc. On March 30, 2000, we filed an amended complaint alleging trade secret misappropriation and unfair competition against Citrix Systems, Inc. and Citrix Systems UK, LTD. and alleging trade secret misappropriation, breach of contract, fraud and unfair competition against Insignia Solutions. The complaint alleges that Insignia Solutions improperly disclosed our proprietary technology to Citrix Systems, Inc. and Citrix Systems UK, LTD., thereby, among other things, breaching Insignia Solutions' covenants not to disclose our trade secrets. The complaint also alleges that Citrix Systems, Inc. and Citrix Systems UK, LTD. improperly acquired and incorporated our proprietary technology into their products and that they knew or should have known that the technology they purchased from Insignia Solutions was our proprietary technology. The complaint seeks unspecified compensatory and exemplary damages from Citrix Systems, Inc., Citrix Systems UK, LTD., and Insignia Solutions.

   On September 6, 2000, Insignia Solutions amended its complaint in the Superior Court of the State of California, Santa Clara County against us, and omitted its previous claims against Citrix Systems, Inc and Citrix Systems UK, LTD. Insignia Solutions alleges that we attempted to interfere and did intentionally interfere with the sales of assets between them and Citrix Systems, Inc. and Citrix Systems UK, LTD. The amended complaint alleges that, as a result of such efforts, they were required by Citrix Systems, Inc. and Citrix Systems UK, LTD. to place $8.75 million in escrow for any potential claims by us of proprietary rights in the assets being sold. The amended complaint also alleges that we engaged in unfair competition by resurrecting stale claims of trade secret misappropriation by them. The amended complaint seeks unspecified general and punitive damages, as well as restitution and an injunction.

   On September 11, 2000, we filed in the Superior Court of the State of California, Santa Clara County a cross-complaint against Citrix Systems, Inc. and Citrix Systems UK, LTD. for unfair competition and a declaratory relief for comparative indemnity from Citrix Systems, Inc. and Citrix Systems UK, LTD.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 VERSUS THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999

   REVENUES

   Total revenues for the three-month period ended September 30, 2000 increased by $1,629,900, or 148%, to $2,732,500 from $1,102,600 for the same period in
1999. Revenues for the nine-month period ended September 30, 2000 increased by $3,927,200, or 160%, to $6,376,700 from $2,449,500 for the same period in 1999.
The increase for the three-month period ended September 30, 2000 was primarily due to a $1,845,000 increase in licensing fees, which were offset by a $250,000 decrease in Revenues-Related Party. The increase for the nine-month period ended September 30, 2000 was primarily due to an increase in Revenues-Related Party ($1,550,000), and increased licensing fees ($2,307,000). A substantial portion of the increase in licensing fees for the three months and nine months ended September 30, 2000 was derived from an increase in product offerings, such as Bridges for Windows, and the licensing of Bridges for Windows technology, which became available during 2000. Currently, the licensing fees for Bridges for Windows and Bridges for Windows technology are primarily derived from a limited number of customers, which vary from quarter to quarter. All Revenues-Related Party for the three and nine-month periods ended September 30, 2000 represent licensing fees derived from our China Joint Venture. We derived no licensing fees from our China Joint Venture during the three and nine-month periods ended September 30, 1999 since our China Joint Venture did not begin operations until March 2000. All Revenues-Related Party for the three and nine-month periods ended September 30, 1999 represent licensing fees derived from Corel Corporation. We derived no licensing fees from Corel Corporation during the three and nine-month periods ended September 30, 2000.

   COST OF REVENUES

   Cost of revenues for the three-month period ended September 30, 2000 decreased by $596,700, or 68%, to $276,900, from $873,600 for the same period in 1999. Cost of revenues for the nine-month period ended September 30, 2000 decreased by $1,934,100, or 73%, to $700,400, from $2,634,500 for the same period in 1999. The decrease for both the three-month and the nine-month periods was principally due to decreased amounts of purchased technology amortization being charged to cost of revenues. Various purchased technologies became fully depreciated during 1999.

   SALES AND MARKETING EXPENSES

   Sales and marketing expenses for the three-month period ended September 30, 2000 increased by $604,300, or 77%, to $1,388,100 from $783,800 for the same period in 1999. Sales and marketing expenses for the nine-month period ended September 30, 2000 increased by $1,810,400, or 77%, to $4,169,600 from
$2,359,200 for the same period in 1999. Sales and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, and advertising costs. The increase was primarily due to increases in trade show, promotional and public relations activities as well as increased commissions and the amortization of non-cash compensation.

   GENERAL AND ADMINISTRATIVE

   General and administrative expenses for the three-month period ended September 30, 2000 increased by $591,400, or 106%, to $1,150,600 from $559,200 for the same period in 1999. General and administrative expenses for the nine-month period ended September 30, 2000 increased by $1,640,900, or 119%, to $3,022,400 from $1,381,500 for the same period in 1999. General and administrative expenses primarily consist of salaries, legal and professional services, and bad debt expense. In addition, our corporate rent, utilities and administrative employee benefits are included in general and administrative expenses. The increases for the three and nine month periods ended September 30, 2000 were primarily due to increases in legal fees in connection with ongoing litigation, in accounting and SEC filing fess in connection with our listing on the Nasdaq National Market, and the accrual of various employee expenses including bonuses and amounts payable under the employee stock purchase plan adopted at the annual shareholders meeting.

   RESEARCH AND DEVELOPMENT

   Research and development expenses for the three-month period ended September 30, 2000 increased by $678,600, or 131%, to $1,195,600 from $517,000 for the same period in 1999. Research and development expenses for the nine-month period ended September 30, 2000 increased by $886,300, or 50%, to $2,658,100 from $1,771,800 for the same period in 1999. Research and development expenses consist primarily of salaries and benefits paid to software engineers, supplies, payments to contract programmers, rent on facilities, and Internet access charges. The increase in research and development expenses for the three and nine-month period ended September 30, 2000 was primarily due to an increase in allocated rent expense due to the move of our corporate offices, and increased consulting and contractor fees as we continually strive to enhance our product line.

   INTEREST AND OTHER INCOME

   Interest and other income for the three-month period ended September 30, 2000 increased by $205,500, or 412%, to $255,400 from $49,900 for the same period during 1999. Interest and other income for the nine-month period ended September 30, 2000 increased by $830,100, or 1,079%, to $907,000 from $76,900 for the same period during 1999. Interest and other income consists primarily of interest income on excess cash, and interest and dividend income on available-for-sale securities. The primary reason for the three-month and nine-month increases was the interest and dividend income earned on substantially higher amounts of excess cash and available-for-sale securities on-hand during 2000 as compared with 1999. A one-time relocation assistance payment of $85,000 received from the City of Campbell, CA in conjunction with our move to Morgan Hill, CA also contributed to the increase.

   LOSS ON LONG TERM INVESTMENTS - RELATED PARTY

Loss on Long-Term Investment - Related Party for the three-month and nine-month periods ended September 30, 2000 was $1,012,800 and $2,165,600, respectively, as compared with $0 and $0, respectively for the same periods during 1999. These losses reflect our decision to reclassify as expense certain technology acquired by the China Joint Venture based upon our determination that such acquired technology represents in-process research and development, which should have been expensed at the date of acquisition. As a consequence, our previously announced losses for the three-month and nine-month periods ended
September 30, 2000 have been increased by $224,000 ($0.02 per common share) and $897,200 ($0.06 per common share), respectively and we will restate our financial statements for each of the three month periods ended March 31, 2000 and June 30, 2000 to reflect increased quarterly losses of $194,500 ($0.01 per common share) and $478,700 ($0.03 per common share), respectively.

   NET LOSS

   As a result of the foregoing items, net loss for the three month period ended September 30, 2000 was $2,019,100, an increase of $436,300 or 28%, from a net loss of $1,582,800 for the same period during 1999. The net loss for the nine-month period ended September 30, 2000 was $5,433,200, a decrease of $197,300, or 4%, from a net loss of $5,630,500 for the same period during 1999.

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

   During the nine-month period ended September 30, 2000, we issued 2,316,548 shares of our common stock in connection with the exercise of options, underwriter units and warrants, resulting in net cash proceeds of $12,248,200.

   Accounts receivable as of September 30, 2000 increased, net of the Allowance for Doubtful Accounts, by $847,900, or 51%, to $2,518,500 from $1,670,600 as of
December 31, 1999. The primary reason for the increase is due to the nature of our OEM licensing royalty agreements whereby the royalty payments generally are not due until 30 days after the quarter end. As of September 30, 2000, accounts receivable were $1,850,000 and $768,500 from related and unrelated parties, respectively, against which we have recorded reserves of $100,000. Subsequent to September 30, 2000, we received all amounts due under accounts receivable from related parties.

   As of September 30, 2000, capitalized software, net of amortization, increased by $183,100, or 83%, to $404,900 from $221,800 as of December 31,
1999. This increase represents capitalized software engineering costs, net of costs amortized to cost of revenues, which were incurred by us, substantially during the first quarter of 2000, during the production phase of readying our Bridges for Windows product for market. Once we began shipping Bridges for Windows, towards the end of the first quarter 2000, we discontinued capitalizing software engineering costs, and resumed charging those costs directly to expense (research and development) in accordance with generally accepted accounting principles. The balance in capitalized software as of September 30, 2000, represents the unamortized portion of capitalized software engineering costs and is generally amortized over a three-year period.

   In March, 2000 we funded our China Joint Venture with $3,500,000. Long-term investments-related party represents our initial investment, offset by the recognition of our share of the China Joint Venture's operations for the nine-month period ended September 30, 2000.

   Accounts payable and accrued expenses as of September 30, 2000 increased by $842,300, or 116%, to $1,566,000 from $723,700 as of December 31, 1999. The main reasons for the increase were accrued employee expenses, including bonuses and amounts payable under the employee stock purchase plan approved at the annual shareholders meeting. Additionally, accrued legal fees associated with our on-going litigation and legal, accounting and SEC filing fees in conjunction with our listing on the Nasdaq National Market have increased significantly over year-end levels.

   During the three-month period ended September 30, 2000, we entered into a short-term financing agreement for certain insurance policies. Notes Payable, as of the balance sheet date reflects the outstanding principal amount due under the term of the note, which matures during the second quarter of 2001.

   As of September 30, 2000, we had cash and cash equivalents of $6,849,900 as well as $7,906,500 in available-for-sale securities compared to total liabilities of $1,722,200, exclusive of deferred revenue of $334,400.

   We anticipate that cash balances as of September 30, 2000, as well as anticipated revenue from operations, will be sufficient to meet our working capital and capital expenditure needs through the next twelve months.

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

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT THESE LOSSES TO CONTINUE AND INCREASE, AT LEAST FOR THE NEAR FUTURE

   We have experienced significant losses since we began operations. We expect to continue to incur significant losses for the foreseeable future. We incurred net losses of approximately $2,019,100 and $5,433,200 for the three and nine months ended September 30, 2000, respectively, and net losses of $1,582,800 and $5,630,500 for the three and nine months ended September 30, 1999, respectively. We expect our expenses to increase as we expand our business but cannot assure you that our revenues will increase as a result of increased spending. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

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

   Our operating results are likely to fluctuate significantly in the future on a quarterly and on an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

o the degree of success of new products;
o variations in the timing of and shipments of our products;
o variations in the size of orders by our customers;
o increased competition;
o the proportion of overall revenues derived from different sales channels such as distributors, OEMs and others;
o changes in our pricing policies or those of our competitors;
o the financial stability of major customers;
o new product introductions or enhancements by us or by competitors;
o delays in the introduction of products or product enhancements by us or by competitors;
o any changes in operating expenses; and
o general economic conditions and economic conditions specific to the software industry.

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

THE BANKRUPTCY ON NOVEMBER 15, 1991 OF A PREDECESSOR COMPANY MAY EXPOSE US TO CREDITORS' CLAIMS OF UP TO $2.23 MILLION AND INTEREST, IF ANY

   On November 15, 1991, GraphOn-CA filed for reorganization under Chapter 11 of the United States Bankruptcy Code and, later, submitted a Debtor's Proposed Amended Plan of Reorganization. The plan was confirmed by order of the bankruptcy court on July 11, 1994 and the court established a plan of payment for the benefit of our creditors. Under the bankruptcy court order, we established a disbursement account into which 50% of the ongoing terminal royalties we receive from OEMs with whom we had a current relationship must be deposited to pay named creditors. For all but one unsecured creditor, payments from the disbursement account were ordered to continue up to the earlier of:

o the limit of our liability to each unsecured creditor; or
o through the year 2000.

   However, the largest unsecured creditor's claim, which currently totals approximately $964,000, must be paid from available funds, if any, in the disbursement account until such amount is fully paid. Our total remaining liability under the bankruptcy, as of September 30, 2000, is limited to the lesser of:

o approximately $2,230,000; or
o 50% of future ongoing terminal royalties we receive from the OEMs.

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

OUR FAILURE TO MANAGE EXPANDING OPERATIONS COULD ADVERSELY AFFECT US

   To exploit the emerging server-based software market, we must rapidly execute our business strategy and further develop products while managing our anticipated growth in operations. To manage our growth, we must:

o continue to implement and improve our operational, financial and management information systems;
o hire and train additional qualified personnel;
o continue to expand and upgrade core technologies;
o effectively manage multiple relationships with various licensees, consultants, strategic and technological partners and other third parties.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      During the three-month period ended September 30, 2000, we granted options to purchase 19,500 shares of our common stock, at $4.81 per share, to several of our employees. The options generally vest in three years and they expire in ten years. We also granted five year warrants to purchase 300,000 shares of our common stock, at an exercise price of $5.25 per share, to two unrelated parties for services. These options and warrants were granted in a transaction not involving a public offering in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

   Exhibit 27.1 - Financial Data Schedule.

(b)   Reports of Form 8-K.

   We filed no reports on Form 8-K for the three-month period ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GraphOn Corporation
                                          (Registrant)

Date: November 14, 2000                       /s/ Walter Keller
                                   By: _________________________________
                                                  Walter Keller,
                                   Chief Executive Officer and President
                                           (Principal Executive Officer)

Date: November 14, 2000                       /s/ William Swain
                                   By: _________________________________
                                                  William Swain,
                                              Chief Financial Officer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)