Form 10-Q/A
period 2000-03-31
GRAPHON CORP/DE
filed 2000-11-22
CIK 1021435

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A

                                 Amendment No. 1

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

                              PART I--FINANCIAL INFORMATION

                               ITEM I Financial Statements

                                   GRAPHON CORPORATION
                                     BALANCE SHEETS

                                                       March 31,       December 31,
                                                         2000              1999
        ASSETS                                      -------------      -----------
     ------------                                     (Unaudited)
Current Assets:
   Cash and cash equivalents .....................   $  9,859,900    $  8,481,500
   Available for sale securities .................      7,362,700       2,027,600
   Accounts receivable, net of allowance for
    doubtful accounts of $275,000 and $25,000 ....      2,987,900       1,670,600
   Prepaid expenses and other assets .............        297,500         364,300
                                                     ------------    ------------
   Total Current Assets ..........................     20,508,000      12,544,000
                                                     ------------    ------------
Property and Equipment, net ......................        697,500         537,000
Purchased Technology, net ........................      1,557,100       1,504,800
Capitalized Software, net ........................        465,600         221,800
Patent, net ......................................        393,800         400,000
Long Term Investment - Related Party .............      3,250,000              --
Other Assets .....................................         35,300          16,700
                                                     ------------    ------------
     TOTAL ASSETS ................................   $ 26,907,300    $ 15,224,300
                                                     ============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable ..............................   $    340,900    $    259,700
   Accrued expenses ..............................        727,900         464,000
   Deferred revenue ..............................        145,300         119,000
                                                     ------------    ------------
Total Current Liabilities ........................      1,214,100         842,700
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding ....             --              --
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 14,615,478 and 12,342,322
 shares issued and outstanding ...................          1,500           1,200
Additional paid in capital .......................     37,898,200      25,413,500
Deferred Compensation ............................     (1,450,700)     (1,472,100)
Accumulated other comprehensive income ...........        (24,900)         (4,400)
Accumulated deficit ..............................    (10,730,900)     (9,556,600)
                                                     ------------    ------------
Total Stockholders' Equity .......................     25,693,200      14,381,600
                                                     ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $ 26,907,300    $ 15,224,300
                                                     ============    ============

                     See accompanying notes to financial statements.

                           GRAPHON CORPORATION
                        STATEMENTS OF OPERATIONS
                                                       Three Months Ended
                                                            March 31,
                                                           -----------
                                                      2000            1999
                                                  ------------    ------------
                                                   (Unaudited)    (Unaudited)
Revenues
Product sales .................................   $    210,100    $    195,300
Maintenance ...................................         45,200          44,200
OEM license ...................................      1,046,500         400,000
OEM license--related party ....................        500,000            --
                                                  ------------    ------------
   Total Revenues .............................      1,801,800         639,500
Cost of Revenues
Product sales .................................          3,600           3,600
Maintenance ...................................         33,200           9,400
OEM license ...................................         45,500          76,300
Amortization of Purchased Technology ..........         86,500         781,300
                                                  ------------    ------------
   Total Cost of Revenues .....................        168,800         870,600
   Gross Profit ...............................      1,633,000        (231,100)
                                                  ------------    ------------
Operating Expenses:
Selling and marketing .........................      1,418,500         755,600
General and administrative ....................        976,400         471,800
Research and development ......................        548,500         573,000
                                                  ------------    ------------
Total Operating Expenses ......................      2,943,400       1,800,400
                                                  ------------    ------------
Loss From Operations ..........................     (1,310,400)     (2,031,500)
Other Income (Expense):
   Interest and other income ..................        386,900          14,900
   Interest and other expense .................           --            (6,600)
   Loss on Long Term Investment - related party       (250,000)           --
                                                  ------------    ------------
   Total Other Income (Expense) ...............        136,900           8,300
                                                  ------------    ------------
Loss Before Provision for Income Taxes ........     (1,173,500)     (2,023,200)
Provision for Income Taxes ....................            800             800
                                                  ------------    ------------
Net Loss ......................................   $ (1,174,300)   $ (2,024,000)
                                                  ------------    ------------
Basic and Diluted Loss per Common Share .......   $      (0.08)   $      (0.23)
                                                  ============    ============
Weighted Average Common Shares Outstanding ....     13,896,941       8,798,481
                                                  ============    ============

             See accompanying notes to financial statements.

                               GRAPHON CORPORATION
                            STATEMENTS OF CASH FLOWS
                                                              Three Months Ended
                                                                   March 31,
                                                             2000            1999
                                                         ------------    ------------
                                                          (Unaudited)     (Unaudited)

Cash Flows From Operating Activities:
Net loss .............................................   $ (1,174,300)   $ (2,024,000)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
   Depreciation and amortization .....................        231,200         824,200
   Amortization of deferred compensation .............        335,000          41,700
   Provision for doubtful accounts ...................        250,000            --
   Loss on Long Term Investment - Related Party ......        250,000            --
Changes in operating assets and liabilities:

   Accounts receivable ...............................     (1,567,300)        (36,700)
   Prepaid expenses and other assets .................         66,800         (11,900)
   Accounts payable ..................................         81,200         300,600
   Accrued expenses ..................................        263,900         (66,500)
   Deferred revenue ..................................         26,300         (27,400)
                                                         ------------    ------------
Net Cash Used In Operating Activities ................     (1,237,200)     (1,000,000)
                                                         ------------    ------------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities ............     (5,355,600)           --
Capitalization of software development costs .........       (294,300)           --
Captial expenditures .................................       (217,000)        (49,000)
Other assets .........................................        (18,600)        (13,800)
Purchase of technology ...............................       (170,000)           --
Investment in Related Party ..........................     (3,500,000)           --
                                                         ------------    ------------
     Net Cash Used In Investing Activities ...........     (9,555,500)        (62,800)
                                                         ------------    ------------
Cash Flows From Financing Activities:
Repayment of convertible note payable ................           --          (475,000)
Net proceeds from issuance of common stock ...........     12,171,400       1,805,800
Purchase and retirement of common stock ..............           --              (500)
                                                         ------------    ------------
     Net Cash Provided By Financing Activities .......     12,171,400       1,330,300
                                                         ------------    ------------
Effect of exchange rate fluctuations on cash and
   Cash equivalents ..................................           (300)           --
Net Increase in Cash and Cash Equivalents ............      1,378,400         267,500
Cash and Cash Equivalents, beginning of period .......      8,481,500       1,798,400
                                                         ------------    ------------
Cash and Cash Equivalents, end of  period ............   $  9,859,900    $  2,065,900
                                                         ============    ============

Supplemental Disclosure of Cash Flow Information:
We paid interest expense of $0 and $6,400 and income tax of $0 and $800 during the three-month periods ended March 31, 2000 and March 31, 1999, respectively.

                     See accompanying notes to financial statements.

                                                            GRAPHON CORPORATION
                                                     STATEMENT OF SHAREHOLDERS' EQUITY
                                                       Additional
                                    Common Stock          Paid         Deferred        Comprehensive   Accumulated
                                   Shares    Amount    in Capital    Compensation          Loss          Deficit         Total
                                   ------    ------    ----------    ------------          ----          -------         -----
Balances,
December 31,1999                12,342,322   $1,200   $25,413,500      $ (1,472,100)    $ (4,400)     $(9,556,600)    $14,381,600

Balance of information is
unaudited through March 31,2000:
Issuance of common
 stock due to the
 exercise of warrants
 and underwriter units,
 net of costs - $167,600         2,273,156      300    12,171,100                --           --                --     12,171,400
Deferred Compensation
Related to stock options                --       --       313,600          (313,600)          --                --             --
Amortization of deferred
Compensation                            --       --            --           335,000           --                --        335,000
Change in market value of
Available-for-sale
Securities                              --       --            --                --      (20,500)               --        (20,500)
Net loss                                --       --            --                --           --        (1,174,300)    (1,174,300)
                                ----------   ------   -----------      ------------     ---------     -------------    -----------
Balances, March 31, 2000        14,615,478   $1,500   $37,898,200      $ (1,450,700)    $(24,900)     $(10,730,900)    $25,693,200
                                ==========   ======   ===========      ============     =========     =============    ===========

                                See accompanying notes to financial statements.

                               GRAPHON CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. Merger with Unity First Acquisition Corp. and Basis of Presentation

  On July 12, 1999, GraphOn Corporation, a California corporation ("GraphOn-CA"), merged with and into Unity First Acquisition Corp., a Delaware corporation("Unity"). Unity, as the surviving entity to the merger and the Registrant, then changed its name to GraphOn Corporation ("GraphOn"), and the GraphOn-CA management team continued in their existing roles at GraphOn. Pursuant to the merger, each outstanding share of GraphOn-CA common stock was exchanged for 0.5576 shares of Unity common stock and each outstanding option and warrant to purchase shares of GraphOn-CA common stock was exchanged for
0.5576 options or warrants to purchase shares of Unity common stock. Additionally, GraphOn received $5,425,000 in cash, which had been placed into trust upon Unity's initial public offering in November 1996 and released from trust upon consummation of the merger. As of July 12, 1999, GraphOn-CA had outstanding 16,296,559 shares of common stock. As a result of the merger, the GraphOn-CA shareholders acquired approximately 9,086,961 shares of Unity common stock, or approximately 82.9% of the then outstanding Unity common stock. The merger was accounted for as a capital transaction which is equivalent to the issuance of stock by GraphOn-CA for Unity's net monetary assets of approximately $5,425,000, accompanied by a recapitalization of GraphOn-CA.

  The unaudited historical financial statements of GraphOn included herein have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of GraphOn results of operations, financial position and cash flows.

  The unaudited financial statements included herein reflect all adjustments (which include only normal, recurring adjustments, except as indicated in the following sentence) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results of operations for the three months ended March 31, 2000 have been restated. See Note 4. The results for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

4. Investments in Joint Venture

  Investments in our China joint venture are accounted for by using the equity method, under which our share of earnings (loss) from the joint venture are reflected as income earned (lost) and dividends are credited against the investment in the joint venture as received.

  During the third quarter of 2000, we decided to reclassify, as expense, certain technology acquired by the China joint venture, based upon our determination that such acquired technology represents in-process research and development which should have been expensed at the date of acquisition. As a consequence, our previously announced Loss on Long Term Investments - Related Party for the three-month period ended March 31, 2000 has been increased by $194,500 ($0.01 per common share) to $250,000.

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

  Revenues

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

  Cost of Revenues

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

  Research and Development

  Research and development expenses for the three-month period ended March 31, 2000 decreased by $24,500, or 4%, to $548,500 from $573,000 for the same period in 1999. Research and development expenses consist primarily of salaries and benefits to software engineers, supplies and payments to contract programmers and rent on facilities.

  Interest and Other Income

  Interest and other income for the three-month period ended March 31, 2000 increased by $372,000, or 2,497%, to $386,900 from $14,900 for the same period during 1999. Interest and other income consists primarily of interest income on excess cash, and interest and dividend income on available for sale securities. The primary reason for the increase was due to interest and dividend income earned on substantially higher amounts of excess cash and available for sale securities on-hand during 2000 as compared with 1999. A one-time relocation assistance payment of $85,000 received from the city of Campbell in conjunction with our move to Morgan Hill also contributed to the increase.

  Loss on Long Term Investments - Related Party

  Loss on Long Term Investment - Related Party for the three-month period ended March 31, 2000 was $250,000, as compared with $0 for the same period during 1999. Operations of our China joint venture began during the three-month period ended March 31, 2000. During the third quarter of 2000, we decided to reclassify, as expense, certain technology acquired by the China joint venture, based upon our determination that such acquired technology represents in-process research and development which should have been expensed at the date of acquisition. As a consequence, our previously announced Loss on Long Term Investments - Related Party for the three-month period ended March 31, 2000 has been increased by $194,500 ($0.01 per common share) to $250,000.

  Net Loss

  As a result of the foregoing items, net loss for the three month period ended March 31, 2000 was $1,174,300, a decrease of $849,700, or 42%, from a net loss of $2,024,000 for the same period during 1999.

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

We Have A History Of Operating Losses And Expect These Losses To Continue And Increase, At Least For The Near Future.

  We have experienced significant losses since we began operations. We expect to continue to incur significant losses for the foreseeable future. We incurred net losses of approximately $1,174,300 for the quarter ended March 31, 2000 and $2,024,000 for the quarter ended March 31, 1999. We expect our expenses to increase as we expand our business but cannot assure you that our revenues will increase as a result of increased spending. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

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

Our Failure To Manage Expanding Operations Could Adversely Affect Us.

  To exploit the emerging server-based software market, we must rapidly execute our business strategy and further develop products while managing our anticipated growth in operations. To manage our growth, we must:

o continue to implement and improve our operational, financial and management
o information systems;
o hire and train additional qualified personnel;
o continue to expand and upgrade core technologies;
o effectively manage multiple relationships with various licensees,
o consultants, strategic and technological partners and other third parties.

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

ITEM 1. Legal Proceedings

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

Exhibit 27.1 - Financial Data Schedule

(b) Reports of Form 8-K

We filed no reports on Form 8-K during the first quarter of the year ending December 31, 2000.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GraphOn Corporation
                                                   (Registrant)

                                          Date: November 22, 2000
                                          By: /s/ Walter Keller
                                          ---------------------------------
                                                    Walter Keller,
                                         Chief Executive Officer and President
                                             (Principal Executive Officer)

                                          Date: November 22, 2000
                                          By:  /s/ William Swain
                                          ---------------------------------
                                                    William Swain,
                                                Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)