Form 10-Q/A
period 2000-06-30
GRAPHON CORP/DE
filed 2000-11-22
CIK 1021435

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

                         Commission File Number: 0-21683

                             ----------------------

                               GraphOn Corporation

             (Exact name of Registrant as specified in its charter)

                             ----------------------

              Delaware                             13-3899021
     (State of other jurisdiction of             (IRS Employer
     incorporation or organization)            Identification No.)



                               400 Cochrane Circle
                          Morgan Hill, California 95037

                    (Address of principal executive offices)

                  Registrant's telephone number: (408) 201-7150

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

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               GRAPHON CORPORATION
                                 BALANCE SHEETS

                                                           June 30,      December 31,
                                                            2000             1999
ASSETS                                                   (Unaudited)
Current Assets:                                         ------------    ------------
   Cash and cash equivalents ........................   $  8,769,800    $  8,481,500
   Available for sale securities ....................      7,370,800       2,027,600
   Accounts receivable, net of allowance for
     doubtful accounts of $275,000 and $25,000 ......      3,485,100       1,670,600
   Prepaid expenses and other assets ................        310,900         364,300
                                                        ------------    ------------
     Total Current Assets ...........................     19,936,600      12,544,000
                                                        ------------    ------------
Property and Equipment, net .........................        668,400         537,000
Purchased Technology, net ...........................      1,393,500       1,504,800
Capitalized Software, net ...........................        459,800         221,800
Patent, net .........................................        387,500         400,000
Long Term Investment - Related Party ................      2,347,200            --
Other Assets ........................................         34,000          16,700
                                                        ------------    ------------
     TOTAL ASSETS ...................................   $ 25,227,000    $ 15,224,300
                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable .................................   $    466,100    $    259,700
   Accrued expenses .................................        751,200         464,000
   Deferred revenue .................................        143,900         119,000
                                                        ------------    ------------
     Total Current Liabilities ......................      1,361,200         842,700
                                                        ------------    ------------
Commitments and Contingencies (note 5)
Stockholders' Equity
   Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding ...           --              --
   Common stock, $0.0001 par value, 45,000,000
     shares authorized, 14,645,406 and 12,342,322
     shares issued and outstanding ..................          1,500           1,200
   Additional paid in capital .......................     37,957,700      25,413,500
   Deferred Compensation ............................     (1,101,000)     (1,472,100)
   Accumulated other comprehensive income ...........        (21,700)         (4,400)
   Accumulated deficit ..............................    (12,970,700)     (9,556,600)
                                                        ------------    ------------
     Stockholders' Equity ...........................     23,865,800      14,381,600
                                                        ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 25,227,000    $ 15,224,300
                                                        ============    ============

                See accompanying notes to financial statements.

                                            GRAPHON CORPORATION
                                         STATEMENTS OF OPERATIONS

                                        Three Months Ended              Six Months Ended
                                             JUNE 30,                        JUNE 30,
                                             -------                         -------
                                        2000           1999            2000            1999
                                   ------------    ------------    ------------    ------------
                                    (Unaudited)    (Unaudited)      (Unaudited)     (Unaudited)
                                   ------------    ------------    ------------    ------------
Revenues .......................   $    542,400    $    707,400    $  1,844,200    $  1,346,900
Revenues - related party .......      1,300,000              --       1,800,000              --
                                   ------------    ------------    ------------    ------------
    Total Revenues .............      1,842,400         707,400       3,644,200       1,346,900
                                   ------------    ------------    ------------    ------------
Cost of revenues ...............        192,400         877,600         349,600       1,760,900
Cost of revenues - related party         62,300              --          73,900              --
                                   ------------    ------------    ------------    ------------
    Total Cost of Revenues .....        254,700         877,600         423,500       1,760,900
                                   ------------    ------------    ------------    ------------
    Gross Profit (Loss) ........      1,587,700        (170,200)      3,220,700        (414,000)
                                   ------------    ------------    ------------    ------------
Operating Expenses:
Selling and marketing ..........      1,362,800         819,800       2,781,300       1,575,400
General and administrative .....        895,600         363,200       1,872,000         822,300
Research and development .......        914,000         681,800       1,462,500       1,254,800
                                   ------------    ------------    ------------    ------------
Total Operating Expenses .......      3,172,400       1,864,800       6,115,800       3,652,500
                                   ------------    ------------    ------------    ------------
Loss From Operations ...........     (1,584,700)     (2,035,000)     (2,895,100)     (4,066,500)
                                   ------------    ------------    ------------    ------------
Other Income (Expense):
Interest & Other Income ........        264,700          11,300         651,600          19,600
Loss on Long Term Investment-
 Related Party .................       (902,800)             --      (1,152,800)             --
                                   ------------    ------------    ------------    ------------
Total Other Income (Expense) ...       (638,100)         11,300        (501,200)         19,600
                                   ------------    ------------    ------------    ------------
Loss Before Provision for Income
      Taxes ....................     (2,222,800)     (2,023,700)     (3,396,300)     (4,046,900)
Provision for Income Taxes .....         17,000              --          17,800             800
                                   ------------    ------------    ------------    ------------
Net Loss .......................   $ (2,239,800)   $ (2,023,700)   $ (3,414,100)   $ (4,047,700)
                                   ------------    ------------    ------------    ------------
Basic and Diluted Loss
      per Common Share .........   $      (0.15)   $      (0.22)   $      (0.24)   $      (0.45)
                                   ------------    ------------    ------------    ------------
Weighted Average Common
      Shares Outstanding .......     14,626,851       9,109,333      14,263,913       8,953,907
                                   ============    ============    ============    ============

                              See accompanying notes to financial statements.

                               GRAPHON CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                               Six Months Ended
                                                                   June 30,
                                                            2000             1999
                                                        (Unaudited)      (Unaudited)
                                                       ------------    ------------
Cash Flows From Operating Activities:
Net loss ...........................................   $ (3,414,100)   $ (4,047,700)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
  Depreciation and amortization ....................        505,400       1,646,900
  Loss on Disposal of Fixed Assets .................         12,900              --
  Amortization of deferred compensation ............        685,200          83,500
  Provision for doubtful accounts ..................        250,000              --
  Loss on Long Term Investment - Related Party .....      1,152,800              --
  Changes in operating assets and liabilities:
    Accounts receivable ............................     (2,064,500)       (589,200)
    Prepaid expenses and other assets ..............         53,400        (400,000)
    Accounts payable ...............................        206,400         476,400
    Accrued expenses ...............................        287,200         123,900
    Deferred revenue ...............................         24,900          49,200
                                                       ------------    ------------
      Net Cash Used In Operating Activities ........     (2,300,400)     (2,657,000)
                                                       ------------    ------------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities ..........     (5,360,500)             --
Capitalization of software development costs .......       (343,400)             --
Capital expenditures ...............................       (250,700)       (149,800)
Other assets .......................................        (17,300)             --
Purchase of technology .............................       (170,000)             --
Investment in Related Party ........................     (3,500,000)             --
                                                       ------------    ------------
      Net Cash Used In Investing Activities ........     (9,641,900)       (149,800)
                                                       ------------    ------------
Cash Flows From Financing Activities:
Repayment of convertible note payable ..............             --        (475,000)
Net proceeds from issuance of common stock .........     12,230,900       1,805,800
Purchase and retirement of common stock ............             --          (5,700)
                                                       ------------    ------------
      Net Cash Provided By Financing Activities ....     12,230,900       1,325,100
                                                       ------------    ------------
Effect of exchange rate fluctuations on cash and
 Cash equivalents ..................................           (300)             --
Net Increase (Decrease) in Cash and Cash Equivalents        288,300      (1,481,700)
                                                       ------------    ------------
Cash and Cash Equivalents, beginning of period .....      8,481,500       1,798,400
                                                       ------------    ------------
Cash and Cash Equivalents, end of period ...........      8,769,800         316,700
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

                                            GRAPHON CORPORATION
                                     STATEMENT OF SHAREHOLDER'S EQUITY

                                                     Additional
                                   Common Stock        Paid          Deferred   Comprehensive Accumulated
                                Shares     Amount    in Capital    Compensation     Loss        Deficit      Total
----------------              ----------   ------   -----------    ------------ ----------  ------------   -----------
Balances,
December 31,1999              12,342,322   $1,200   $25,413,500    $(1,472,100)   $(4,400)  $(9,556,600)   $14,381,600
----------------              ----------   ------   -----------    ------------ ----------  ------------   -----------
The following information is unaudited:
Issuance of common
 stock due to the
 exercise of warrants
 and underwriter units,
 net of costs of $167,600      2,273,156      300    12,171,100                                             12,171,400
Deferred Compensation
 Related to stock options                               313,600       (313,600)
Amortization of deferred
 compensation                                                          335,000                                 335,000
Change in market value of
 Available-for-sale
 securities                                                                        (20,500)                    (20,500)
Net loss                                                                                      (1,174,300)   (1,174,300)
----------------              ----------   ------   -----------    ------------ ----------  ------------   -----------
Balances, March 31, 2000      14,615,478    1,500    37,898,200     (1,450,700)    (24,900)  (10,730,900)   25,693,200
----------------              ----------   ------   -----------    ------------ ----------  ------------   -----------
Issuance of common
 stock due to the
 exercise of options
 and underwriter units,
 net of costs of $3,700           29,928                 59,500                                                 59,500
Deferred Compensation
 Related to stock options
Amortization of deferred
 compensation                                                          349,700                                 349,700
Change in market value of
 Available-for-sale
 securities                                                                          3,200                       3,200
Net loss                                                                                      (2,239,800)   (2,239,800)
----------------              ----------   ------   -----------    ------------ ----------  ------------   -----------
Balances, June 30, 2000       14,645,406  $1,500    $37,957,700    $(1,101,000)   $(21,700) $(12,970,700)  $23,865,800
================              ==========   ======   ===========    ============ ==========  ============   ===========

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

     The unaudited financial statements included herein reflect all adjustments (which include only normal, recurring adjustments, except as indicated in the following sentence), which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results of operations for the three months and six months ended June 30, 2000 have been restated. See Note 4. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for the full fiscal year.

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

3. Stockholders' Equity

     During the three and six months ended June 30, 2000, a total of 27,398 and 79,175 shares, respectively, of common stock, totaling $59,500 and $171,400, respectively, were issued to employees pursuant to the exercise by those employees of stock options granted under the GraphOn 1998 stock option plan. Additionally, during the three and six months ended June 30, 2000 we issued 2,530 and 2,223,909 shares, respectively, of our common stock in connection with the exercise of warrants and underwriter's units, resulting in net cash proceeds of $0 and $12,059,500, respectively.

4. Investments in Joint Venture

     Investments in our China joint venture are accounted for by using the equity method, under which our share of earnings (loss) from the joint venture is reflected as income earned (lost) and dividends are credited against the investment in the joint venture as received.

     During the third quarter of 2000, we decided to reclassify, as expense, certain technology acquired by the China joint venture, based upon our determination that such acquired technology represents in-process research and development which should have been expensed at the date of acquisition. As a consequence, our previously announced Loss on Long Term Investments - Related Party for the three-month and six-month periods ended June 30, 2000 have been increased by $478,700 ($0.03 per common share) and $673,200 ($0.05 per common share) to $902,800 and $1,152,800, respectively.

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

Results of Operations for the Three and Six-Month Periods Ended June 30, 2000 Versus the Three and Six-Month Periods Ended June 30, 1999

     Revenues

     Total revenues for the three-month period ended June 30, 2000 increased by $1,135,000, or 160%, to $1,842,400 from $707,400 for the same period in 1999.
Revenues for the six-month period ended June 30, 2000 increased by $2,297,300, or 171%, to $3,644,200 from $1,346,900 for the same period in 1999. The increase for the three-month period ended June 30, 2000 was due to related party licensing fees derived from our China joint venture, which were partially offset by lower OEM licensing fees. OEM licensing fees, for the three-month period ended June 30, 2000, decreased by approximately $759,000, or 58%, from $1,301,800 to $542,400 from the three-month period ended March 31, 2000. The decrease was primarily due to lower licensing fees derived from one of our larger OEM customers. The increase for the six-month period ended June 30, 2000 was primarily due to related party licensing fees derived from our China joint venture and increased OEM licensing fees. We derived no licensing fees from our China joint venture during the three and six-month periods ended June 30, 1999 since our China joint venture did not begin operations until March 2000.

     Cost of Revenues

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

     Loss on Long Term Investments - Related Party

     Loss on Long-Term Investment - Related Party for the three-month and six-month periods ended June 30, 2000 were $902,800 and $1,152,800, respectively, as compared with $0 and $0, respectively for the same periods during 1999. These losses reflect recognition of our share of the operating results of the China joint venture, which began operations in March 2000. During the third quarter of 2000, we decided to reclassify, as expense, certain technology acquired by the China joint venture, based upon our determination that such acquired technology represents in-process research and development which should have been expensed at the date of acquisition. As a consequence, our previously announced Loss on Long Term Investments - Related Party for the three-month and six-month periods ended June 30, 2000 have been increased by $478,700 ($0.03 per common share) and $673,200 ($0.05 per common share) to $902,800 and $1,152,800, respectively.

     Net Loss

     As a result of the foregoing items, net loss for the three month period ended June 30, 2000 was $2,239,800, an increase of $216,100, or 11%, from a net loss of $2,023,700 for the same period during 1999. The net loss for the six-month period ended June 30, 2000 was $3,414,100, a decrease of $663,600, or 16%, from a net loss of $4,047,700 for the same period during 1999.

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

     As of June 30, 2000, capitalized software, net of amortization, increased by $238,000, or 107%, to $459,800 from $221,800 as of December 31, 1999. This increase represents capitalized software engineering costs, net of costs amortized to cost of revenues, which were incurred by us, substantially during the first quarter of 2000, during the production phase of readying our Bridges for Windows product for market. Once we began shipping Bridges for Windows, towards the end of the first quarter 2000, we discontinued capitalizing software engineering costs, and resumed charging those costs directly to expense (research and development) in accordance with generally accepted accounting principles. The balance in capitalized software as of June 30, 2000, represents the unamortized portion of capitalized software engineering costs and is generally amortized over a three-year period.

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

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS 138, requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative instruments and Hedging Activities--Deferring the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

We Have A History Of Operating Losses And Expect These Losses To Continue And Increase, At Least For The Near Future

     We have experienced significant losses since we began operations. We expect to continue to incur significant losses for the foreseeable future. We incurred net losses of approximately $2,239,800 and $3,414,100 for the three and six months ended June 30, 2000, respectively, and net losses of $2,023,700 and $4,047,700 for the three and six months ended June 30, 1999, respectively. We expect our expenses to increase as we expand our business but cannot assure you that our revenues will increase as a result of increased spending. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

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

ITEM 2. Changes in Securities and Use of Proceeds.

     During the six-month period ended June 30, 2000, we granted options to purchase 299,000 shares of our common stock, at a range of $6.62 to $15.62 per share, to several of our employees. The options generally vest in three years and they expire in ten years. These options were granted in a transaction not involving a public offering in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 for transactions by an issuer not involving a public offering.

ITEM 6. Exhibits and Reports on Form 8-K.

Exhibits

     Exhibit 27.1 - Financial Data Schedule.

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

                                                  GraphOn Corporation
                                                      (Registrant)

Date: November 22, 2000                            /s/ Walter Keller
                                           By: ____________________________
                                                       Walter Keller,
                                           Chief Executive Officer and President
                                                 (Principal Executive Officer)

Date: November 22, 2000                            /s/ William Swain
                                           By: ____________________________
                                                       William Swain,
                                                  Chief Financial Officer
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)