Form 10-K405
period 2000-12-31
GRAPHON CORP/DE
filed 2001-04-02
CIK 1021435

================================================================================

               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                       ----------------------

                              FORM 10-K

            Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

            For the fiscal year ended December 31, 2000
                    Commission file number: 0-21683

                         GRAPHON CORPORATION
       (Exact name of registrant as specified in its charter)

              Delaware                        13-3899021
      (State or other jurisdiction of        (IRS Employer
    incorporation or organization)         Identification No.)

                         400 Cochrane Circle
                    Morgan Hill, California 95037
              (Address of principal executive offices)

           Registrant's telephone number:  (408) 201-7100
           ----------------------------------------------

  Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $.0001 Par Value
                          (Title of class)
                          ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of March 22, 2001 was approximately $15,904,100.

  Number of shares of Common Stock outstanding as of March 22, 2001:
14,785,296 shares of Common Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

                                               Location in Form 10-K
               Document                        in which incorporated
               --------                        ---------------------
 Portions of the Proxy Statement with                 Part III
 respect to the 2001 Annual Meeting of
 stockholders to be filed with the SEC
 not later than 120 days after the close
 of the Registrant's fiscal year.

                         GRAPHON CORPORATION

                              FORM 10-K

                          Table of Contents
                          -----------------

                                                              Page
PART I.
Item 1.  Business                                                2
Item 2.  Properties                                             10
Item 3.  Legal Proceedings                                      10
Item 4.  Submission of Matters to a Vote of Security Holders    11

PART II.
Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                    13
Item 6.  Selected Financial Data                                13
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    15
Item 7A. Quantitative and Qualitative Disclosures About
         Market Risks                                           24
Item 8.  Financial Statements and Supplementary Data            25
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                    58

PART III.
Item 10. Directors and Executive Offices of the Registrant      59
Item 11. Executive Compensation                                 59
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                         59
Item 13. Certain Relationships and Related Transactions         59

PART IV.
Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                            60

SIGNATURES                                                      62

                     FORWARD LOOKING INFORMATION
                     ---------------------------

This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This section provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report or in any document incorporated by reference are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this report.

PART I

Item 1.    BUSINESS

General

      We are developers of infrastructure software with an immediate focus on web-enabling applications for independent software vendors (ISVs). Our software architecture provides application developers with the ability to relocate traditional desktop applications to be run entirely on a server or host computer, over any connection from any location.

      We were pioneers in both the UNIX and Linux server-based computing and web enabling markets as early as 1996. We expanded our product offerings by shipping Windows web-enabling software in early 2000.

      Server-based computing, sometimes referred to as thin-client computing, is a computing model where traditional desktop software applications are relocated to run entirely on a server, or host computer. Our technology allows the user to interface with an application as if it were running on the user's desktop computer. This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing. In addition, the ability to access such applications over the Internet creates new operational models and sales channels. We provide the technology to access applications over the Internet. Our server-based technology works on today's most powerful personal computer, or low-end network computer, without application rewrites or changes to the corporate computing infrastructure.

      We are headquartered in Morgan Hill, California with offices in Bellevue, Washington; Concord, New Hampshire and Reading, United Kingdom.

Industry Background

   History

      In the 1970's, software applications were executed on central mainframes and typically accessed by low-cost display terminals. Information technology departments were responsible for deploying, managing and supporting the applications to create a reliable environment for users. In the 1980's, the PC became the desktop of choice: empowering the user with flexibility, a graphical user interface, and a multitude of productive and inexpensive applications. In the 1990's, the desktop provided access to mainframe applications and databases, which run on large, server computers. Throughout this computing evolution, the modern desktop has become increasingly complex and costly to administer and maintain. This is further exacerbated as organizations become more dispersed with remote employees, and as desire to become more closely connected with vendors and customers through the Internet increases.

   Lowering Total Cost of Ownership

      PC software in general has grown dramatically in size and complexity in recent years. As a result, the cost of supporting and maintaining PC desktops has increased substantially. Industry analysts and enterprise users alike have begun to recognize that the total cost of ownership of a PC, taking into account the recurring cost of technical support, administration and end-user down time, has become high; both in absolute terms and relative to the initial hardware purchase price.

      With increasing demands to control corporate computing costs, industry leaders are developing technology to address total cost of ownership issues. One approach, led by Sun Microsystems and IBM, utilizes Java-based network computers, which operate by downloading small Java programs to the desktop, which in turn are used for accessing server-based applications. The other approach is Microsoft's Windows NT(TM), terminal server edition, introduced in June 1998. It permits server-based Windows applications to be accessed from the new Windows based network computers. Both initiatives are examples of server-based computing. They simplify the desktop by moving the responsibility of running applications to a central server, with the promise of lowering total cost of ownership.

   Cross-Platform Computing

      Today's enterprises contain a diverse collection of desktop computers, each with its particular operating system, processing power and connection type. Consequently, it is becoming increasingly difficult to provide universal desktop access to business-critical applications across the enterprise. As a result, organizations resort to desktop emulation software, new hardware or costly application rewrites in order to provide universal desktop access.

      A common cross-platform problem is the need to access UNIX or Linux applications from a PC desktop. While UNIX-based computers dominate the enterprise applications market, Microsoft Windows-based PCs are used on the majority of enterprise desktops. Since the early 1990's, organizations have been striving to connect desktop PCs to UNIX applications over all types of connections, including networks and standard phone lines. This effort, however, is complex and costly. The primary solution to date is known as PC X Server software. PC X Server software is a large software program that requires substantial memory and processing resources on the desktop. Typically, PC X Server software is difficult to install, configure and maintain. Enterprises are looking for effective UNIX connectivity software for PCs and non-PC desktops that is easier and less expensive to administer and maintain.

   Application Service Providers (ASPs)

      With the ubiquitous nature of the Internet, new operational models and sales channels are emerging. Traditional high-end software packages that were once too expensive for many companies are now available for rent over the Internet. By servicing customers through a centralized operation rather than installing and maintaining applications at each customer site, we expect that application service providers quickly will play an important role in addressing an enterprise's computing requirements. Today, ASPs are faced with the difficult task of creating, or rewriting, applications to entertain the broader market. Though the ASP industry is just beginning to emerge, we expect it to develop rapidly, due to application vendors' desires to expand their markets.

   Remote Computing

      The cost and complexity of contemporary enterprise computing has been further complicated by the growth in remote access requirements. As business activities become physically distributed, computer users have looked to portable computers with remote access capabilities to stay connected in a highly dispersed work environment. One problem facing remote computing over the Internet, or direct telephone connections, is the slow speed of communication in contrast to the high speed of internal corporate networks. Today, applications requiring remote access must be tailored to the limited speed and lower reliability of remote connections, further complicating the already significant challenge of connecting desktop users to business-critical applications.

Our Approach

      Our server-based software deploys, manages, supports and executes applications entirely on the server computer and distributes them efficiently and instantaneously to virtually any desktop device. The introduction of the Windows-based version of our Bridges software, during 2000, enabled us to enter the Windows market. Additionally, we were able to introduce Bridges for Windows into the ISV market. This allowed us to leverage Bridges for Windows to the ISVs' customers.

  Our technology consists of three key components:

o The server component runs alongside the server-based application and is responsible for intercepting user-specific information for display at the desktop.

o The desktop component is responsible only for sending keystrokes and mouse motion to the server. It also presents the application interface to the desktop user. This keeps the desktop simple, or thin, as well as independent of application requirements for resources, processing power and operating systems.

o Our protocol enables efficient communication over fast networks or slow dial-up connections and allows applications to be accessed from virtually any location with network-like performance and responsiveness.

We believe that the major benefits of our technology are as follows:

Lowers Total Cost of Ownership. Shrinking recurring costs is a primary goal of our products. Today, installing enterprise applications typically is time-consuming, complex and expensive. It typically requires administrators to manually install and support diverse desktop configurations and interactions. Our server-based software simplifies application management by enabling deployment, administration and support from a central location. Installation and updates are made only at the server, thereby avoiding desktop software and operating system conflicts and minimizing at-the-desk support.

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

Efficient Protocol. Applications typically are designed for network-connected desktops, which can put tremendous strain on congested networks and may yield poor, sometimes unacceptable, performance over remote connections. For ASPs, bandwidth typically is the top recurring expense when web-enabling, or renting, access to applications over the Internet. Our highly efficient protocol sends only keystrokes, mouse clicks and display updates over the network resulting in minimal impact on bandwidth for application deployment, thus lowering cost on a per user basis. Within the enterprise, our protocol can extend the reach of business-critical applications to all areas, including branch offices, telecommuters and remote users, over the Internet, phone lines or wireless connections. This concept may be extended further to include vendors and customers for increased manufacturing flexibility, time-to-market and customer satisfaction.

Products

      We are dedicated to creating infrastructure technology that brings Windows, UNIX, and Linux applications to the web without modification. Our customers include ISVs and major enterprises. By employing our technology, customers benefit from a very quick time to market, overall cost savings via centralized computing, a client neutral cross-platform solution, and high performance remote access.

We offer the following products:

o Bridges for Windows instantly web-enables Windows applications allowing them to be run via a browser from any Windows or non-Windows device, over any type data connection, regardless of the bandwidth or operating system. When using Bridges for Windows, high performance, fully functional web enabling is achieved without modifying the applications' code or requiring costly add-ons.

o Bridges for UNIX and Linux instantly web-enables UNIX and Linux applications allowing them to be run via a browser from any display device, over any type data connection, regardless of the bandwidth or operating systems being used. Bridges for UNIX web-enables individual UNIX applications, or entire desktops. When using Bridges for UNIX and Linux, high performance, fully functional web enabling is achieved without modifying the applications' code or requiring costly add-ons.

o GO-Global is a server-based software product for high performance access to UNIX and Linux applications from virtually any desktop device located anywhere on an organization's network, the Internet or even over a phone line. We began selling GO-Global in March 1997.

Target Markets

      The market for our products comprises all organizations that need to access Windows, UNIX and/or Linux applications from a wide variety of desktops, from any location, including over the Internet and dial-up lines. This includes large organizations, such as Fortune 1000 companies, governmental and educational institutions. Our software is designed to allow these enterprises to use the best desktop for a particular purpose, rather than following a "one PC fits all," high total cost of ownership model. Our opportunity within the marketplace is more specifically broken down as follows:

o ISVs. By web-enabling their applications, software developers can dramatically strengthen the value of their product offerings, opening up additional revenue opportunities and securing greater satisfaction and loyalty from their customers. We believe that ISVs who effectively address the web computing needs of customers and the emerging ASP market will have a tremendous competitive advantage in today's Internet-driven economy.

  By combining our Bridges products with desktop versions of software applications, our customers have been able to accelerate the time to market for web-enabled versions of their applications without the risks and delays associated with rewriting the applications or using third party solutions. Our technology quickly integrates with existing applications without sacrificing the full-featured look and feel of the original application, providing ISVs with out-of-the-box web-enabled versions of software applications with their own branding for licensed, volume distribution to enterprise customers or for rent over the Internet.

o Enterprises Employing a Mix of UNIX and Windows. Most major enterprises employ a mix of UNIX computers and Windows PCs. Companies that utilize a mixed computing environment require cross-platform connectivity solutions, like GO-Global, that will allow users to access UNIX applications from desktop PCs. It has been estimated that PCs represent over 90% of enterprise desktops. We believe that our products are well positioned to exploit this opportunity and that our server-based software products will significantly reduce the cost and complexity of connecting PCs to UNIX applications.

o Enterprises With Remote Computer Users. Remote computer users comprise one of the fastest growing market segments in the computing industry. Efficient remote access to applications has become an important part of many enterprises' computing strategies. Our protocol is designed to enable highly efficient low-bandwidth connections.

o ASPs. High-end software applications in the fields of human resources, enterprise resource planning, enterprise relationship management and others, historically have only been available to organizations able to make large investments in capital and personnel. The Internet has opened up global and mid-tier markets to vendors of this software who may now offer it to a broader market on a rental basis. Our products enable the vendors to provide Internet access to their applications with minimal additional investment in development implementation.

o Extended Enterprise Software Market. Extended enterprises allow access to their computing resources to customers, suppliers, distributors and other partners, thereby gaining flexibility in manufacturing and increasing speed-to-market and customer satisfaction. For example, extended enterprises may maintain decreased inventory via just-in-time, vendor-managed inventory and related techniques.

      The early adoption of extended enterprise solutions may be driven in part by enterprises' need to exchange information over a wide variety of computing platforms. We believe that our server-based software products, along with our low-impact protocol, are well positioned to provide enabling solutions for extended enterprise computing.

Strategic Relationships

      We believe it is important to maintain our current strategic alliances, and we intend to seek suitable new alliances in order to improve our technology and/or enhance our ability to penetrate relevant target markets. The alliances that we currently are focusing on are those that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products.

      In July 1999, we entered into a five-year, non-exclusive agreement with Alcatel Italia, the Italian Division of Alcatel, the telecommunications, network systems and services company. Pursuant to this agreement, Alcatel will license our GO-Global thin client PC X server software for inclusion with Alcatel's Turn-key Solution software, an optical networking system. Alcatel customers are expected to use GraphOn's server-based solution to access Alcatel's UNIX/X Network Management Systems applications from T-based PCs. Alcatel has indicated that they will deploy GO-Global internally to provide their employees with high-speed network access to their own server-based software over dial-up connections, local area networks (LANs) and wide area networks (WANs).

      In September 1999, we entered into a three-year, non-exclusive agreement with Compuware, an international software and services company. Pursuant to this agreement, we have licensed Bridges for Windows server-based software for inclusion with Compuware's UNIFACE software, a powerful development and deployment environment for enterprise customer-facing applications. Compuware customers are using our server-based solution to provide enterprise-level UNIFACE applications over the Internet. Compuware has private labeled and completely integrate Bridges for Windows into its UNIFACE deployment architecture as UNIFACE Jti.

      In March 2000, we entered into a one-year, non-exclusive agreement with FrontRange, an international software and services company. Pursuant to this agreement, we have licensed Bridges for Windows server-based software for integration with FrontRange's HEAT software, which is a state-of-the-art help desk software system. FrontRange has private labeled and completely integrated Bridges for Windows into its HEAT help desk software as iHEAT.

      In September 2000, we entered into a three-year, non-exclusive agreement with Ericsson, an international telecommunications company. Pursuant to this agreement, we have licensed Go-Global and Go-Joe for inclusion with various Ericsson products for resale to their customers and Ericsson's internal use.

      In December 2000, we entered into a two-year, non-exclusive agreement with Global Turnkey Systems (Global Turnkey), a software and services company. Pursuant to this agreement, Global Turnkey sells a branded version of Bridges, giving its customers fast internet access to its full-featured back-office publishing/information provider solution, UNISON6. Bridges for Windows greatly simplifies UNISON6's software version control, thereby allowing access on a variety of platforms, including Macintosh, which is common in the publishing industry.

Sales, Marketing and Support

      Our customers, to date, include Fortune 1000 enterprises, ISVs and large governmental organizations. Among our current customers are the following:

      3Com                                 Lucent Technologies
      Alcatel                              MCI WorldCom
      Amazon.com                           MSN
      AT&T                                 National Semiconductor
      Bell South                           Nortel Networks
      BP Amoco                             PeopleSoft
      Cisco Systems                        Qwest
      Compuware                            Raytheon
      Ericsson Telecommunications B.V.     Schlumberger
      General Dynamics                     Shell Oil
      Frontrange (Goldmine) Software       United Airlines
      Hewlett-Packard                      US Forestry Service
      IBM                                  Volvo Information Technology
      Johnson & Johnson                    Xylinx

      Our sales and marketing efforts will be focused on increasing product awareness and demand among ISVs, large enterprises, and developing formal distribution relationships with UNIX and Windows oriented resellers. Current marketing activities include a targeted direct mail campaign, tradeshows, production of promotional materials, public relations and maintaining an Internet presence for marketing and sales purposes.

Research and Development

      Our research and development efforts currently are focused on developing new products and further enhancing the functionality, performance and reliability of existing products. We invested $4,060,000, $2,466,200 and $840,200 in research and development in 2000, 1999 and 1998, respectively. We expect increased expenditures in 2001. We have made significant investments in our protocol and in the performance and development of our server-based software.

Competition

      The server-based software market in which we participate is highly-competitive. We believe that we have significant advantages over our competitors, both in product performance and market positioning. This market ranges from remote access for a single PC user to server-based software for large numbers of users over many different types of desktop hardware and connections. Our competitors include manufacturers of conventional PC X server software. Competition is expected from these and other companies in the server-based software market. Competitive factors in the market in which we compete include, price, product quality, functionality, product differentiation and breadth.

      We believe our principal competitors for our current products include Citrix Systems, Inc., Hummingbird Communications, Ltd., SCO, WRQ, Network Computing Devices and NetManage. Citrix is the established leading vendor of server-based computing software. Hummingbird is the established market leader in PC X Servers. WRQ, Network Computing Devices, and NetManage also offer traditional PC X Server software.

      SCO introduced Tarantella, a server-based Java-to-UNIX connectivity product, which competes with Go-Joe. However, SCO's principal product is a UNIX operating system that competes with UNIX vendors like Sun Microsystems and IBM. We believe that SCO, as a competitor to other UNIX vendors, will have difficulty in penetrating enterprises who utilize other vendors' UNIX operating systems, such as Sun Microsystems and IBM.

Operations

      Our current staffing levels provide us with adequate resources to perform all purchasing, inventory, order processing and shipping of our products and accounting functions related to our operations. Production of software masters, development of documentation, packaging designs, quality control and testing also are performed by us. CD-ROM and floppy disk duplication, printing of documentation and packaging are accomplished through outside vendors. We generally ship products immediately upon receipt of order. As a result, we have relatively little backlog at any given time, and do not consider backlog a significant indicator of future performance.

Proprietary Technology

      We rely primarily on trade secret protection, copyright law, confidentiality and proprietary information agreements to protect our proprietary technology and registered trademarks. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on our results of operations and financial condition. There can be no assurance that our efforts to protect our proprietary technology rights will be successful.

      Despite our precautions, it may be possible for unauthorized third parties to copy portions of our products, or to obtain information we regard as proprietary. See "Legal Proceedings." We do not believe our products infringe on the rights of any third parties, but there can be no assurance that third parties will not assert infringement claims against us in the future, or that any such assertion will not result in costly litigation or require us to obtain a license to proprietary technology rights of such parties.

      In November 1999, we acquired a U.S. patent for the remote display of Microsoft Windows applications on UNIX and Linux desktops with X Windows. As a result, we believe that we have acquired patent protection and licensing rights for the deployment of all Windows applications remoted, or displayed, over a network or any other type of connection to any X Windows systems. This patent, which covers our Bridges for Windows (formerly jBridge) technology, was originally developed by a team of engineers formerly with Exodus Technology and hired by us in May 1998.

Employees

      As of March 21, 2001, we had a total of 75 employees, including 25 in marketing, sales and support, 35 in research and development and 15 in administration and finance. No employees are covered by a collective bargaining agreement.

Item 2.    PROPERTIES

      We currently occupy approximately 13,000 square feet of office space in Morgan Hill, California. The office space is rented pursuant to a five-year lease, which became effective in October 2000. We also occupy leased facilities in Bellevue, Washington, Concord, New Hampshire and Reading, United Kingdom pursuant to leases expiring at varying dates through 2003.

      The aggregate amount of the annual lease payments under all of our current leases in the year 2000 was approximately $537,100. We believe our current facilities will be adequate to accommodate our needs for the foreseeable future.

Item 3.    LEGAL PROCEEDINGS

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

      In November 1998, Citrix Systems, Inc. instituted litigation in the United States District Court for the Southern District of Florida seeking a judicial declaration that it had not misappropriated or infringed upon our proprietary technology or breached the non-disclosure agreement. We responded by filing a motion to dismiss the action for lack of jurisdiction. In May 1999, the court granted our motion to dismiss the case. Citrix Systems, Inc. has appealed the dismissal of its case to the United States Court of Appeals for the Eleventh Circuit, where the matter is awaiting oral argument.

      In October 1999, Insignia Solutions filed a verified complaint against us, Citrix Systems, Inc. and Citrix Systems UK, LTD. in the Superior Court of the State of California, Santa Clara County. Their complaint alleges that we had attempted to interfere with their sale to Citrix Systems, Inc. and Citrix System UK, LTD., in February 1998, of assets relating to, among other things, their NTRIGUE software product line. The complaint alleges that, as a result of such efforts, they were required by Citrix Systems Inc. and Citrix Systems UK, LTD. to place $8.75 million in escrow for potential claims by us of proprietary rights in the assets being sold. The complaint seeks unspecified general and punitive damages. In December 1999 we filed an answer denying the material allegations in their complaint, and in May 2000, the court granted our motion for judgment on the pleadings and dismissed their fifth cause of action against us for bad faith claim of misappropriation of trade secrets.

      In March 2000, we filed a complaint in the Superior Court of Santa Clara County, State of California, alleging misappropriation, unfair competition, and breach of contract against Insignia Solutions and alleging misappropriation and unfair competition against Citrix Systems, Inc. In March 2000, we filed an amended complaint alleging trade secret misappropriation and unfair competition against Citrix Systems, Inc. and Citrix Systems UK, LTD. and alleging trade secret misappropriation, breach of contract, fraud and unfair competition against Insignia Solutions. The complaint alleges that Insignia Solutions improperly disclosed our proprietary technology to Citrix Systems, Inc. and Citrix Systems UK, LTD., thereby, among other things, breaching Insignia Solutions' covenants not to disclose our trade secrets. The complaint also alleges that Citrix Systems, Inc. and Citrix Systems UK, LTD. improperly acquired and incorporated our proprietary technology into their products and that they knew or should have known that the technology they purchased from Insignia Solutions was our proprietary technology. The complaint seeks unspecified compensatory and exemplary damages from Citrix Systems, Inc., Citrix Systems UK, LTD., and Insignia Solutions.

      In September 2000, Insignia Solutions amended its complaint in the Superior Court of the State of California, Santa Clara County against us and omitted its previous claims against Citrix Systems, Inc and Citrix Systems UK, LTD. The amended complaint also alleges that we engaged in unfair competition by resurrecting stale claims of trade secret misappropriation by them. The amended complaint seeks unspecified general and punitive damages, as well as restitution and an injunction.

      In September 2000, we filed in the Superior Court of the State of California, Santa Clara County a cross-complaint against Citrix Systems, Inc. and Citrix Systems UK, LTD. for unfair competition and a declaratory relief for comparative indemnity from Citrix Systems, Inc. and Citrix Systems UK, LTD.

      We believe that the ultimate resolution of the foregoing matters will have no material unfavorable effect on our financial condition, results of operations or cash flows.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      No matters were submitted to a vote of stockholders of the Registrant during the fourth quarter of the fiscal year ended December 31, 2000.

Executive Officers of the Registrant

      Our executive officers are as follows:

   Name                 Age    Position

Robert Dilworth         59     Chairman of the Board of Directors
Walter Keller           50     President and Chief Executive Officer
Robin Ford              51     Executive Vice President, Investor
                               Relations and Public Relations

William Swain           60     Chief Financial Officer and Secretary
George Phillips         58     Vice President, Worldwide Sales
Anthony Baines          49     Vice President, Worldwide Marketing

      Robert Dilworth has served as one of our directors since July 1999 and of GraphOn-CA between July 1998 and July 1999. Mr. Dilworth was appointed our Chairman in December 1999. He served as CEO of Metricom, Inc. from 1987 to 1998. Metricom is a leading provider of wireless data communication and network solutions. Prior to joining Metricom, from 1985 to 1987, Mr. Dilworth served as President of Zenith Data Systems Corporation, a microcomputer manufacturer. Earlier positions include CEO and President of Morrow Designs, CEO at Ultramagnetics, Group Marketing and Sales Director of Varian Associates Instruments Group, Director of Minicomputer Systems at Sperry Univac and Vice President of Finance and Administration at Varian Data Machines. Mr. Dilworth is also a director of Metricom, eOn Communications, Mobility Electronics, Transcept Corporation, Yummy Interactive and Get2Chip.com, Inc.

      Walter Keller has served as one of our directors and as our President and Chief Executive Officer since July 1999 and of GraphOn-CA between 1982 and July 1999. Mr. Keller served as Chairman of GraphOn-CA between 1982 and July 1999, and as our Chairman between July 1999 and December 1999. Mr. Keller was Chief Financial Officer of GraphOn-CA from 1991 until February 8, 1999. Prior to the founding of GraphOn-CA in 1982, Mr. Keller's experience included executive staff and senior level management, sales and engineering positions at United Technologies Corporation and Honeywell Inc. Mr. Keller is a member of the Society of Professional Engineers and holds a B.S. in Mechanical Engineering and a M.S. in Electrical Engineering from Santa Clara University in Santa Clara, CA. Mr. Keller is the husband of Ms. Ford.

      Robin Ford has served as one of our directors since July 1999 and of GraphOn-CA between 1982 and July 1999. Since January 2001, Ms. Ford has served as our Executive Vice President, Investor Relations and Public Relations. Ms. Ford served as our Executive Vice President, Marketing and Sales from July 1999 through December 2000, and of GraphOn-CA between 1996 and July 1999. Ms. Ford was Vice President, Marketing and Sales of GraphOn-CA from 1991 to 1996 and held various positions in sales and marketing at GraphOn-CA from 1983 to 1991. Ms. Ford was a director of GraphOn-CA from October 1991 to June 1999. Prior to joining GraphOn-CA, Ms. Ford held various sales management and technical positions at Intel Corporation, National Semiconductor Corporation and Grid Systems Corporation. Ms. Ford is the wife of Mr. Keller.

      William Swain has served as our Chief Financial Officer and Secretary since March 2000. Mr. Swain was a consultant from August 1998 until February 2000, working with entrepreneurs in the technology industry in connection with the start-up and financing of new business opportunities. Mr. Swain was CFO and Secretary of Metricom Inc., from January 1988 until June 1997, during which time he was instrumental in private financings as well as Metricom's initial public offering and subsequent public financing activities. He continued as Senior Vice President of Administration with Metricom from June 1997 until July 1998. Prior to joining Metricom, Mr. Swain held top financial positions with leading companies in the computer industry, including Morrow Designs, Varian Associates and Univac. Mr. Swain holds a Bachelors degree in Business Administration from California State University of Los Angeles and is a Certified Public Accountant in the State of California.

      George Phillips has served as our Vice President, Worldwide Sales since October 2000. Previously, Mr. Phillips served as Vice President, Worldwide Sales at HotJobs Software Group, which merged with Resumix, Inc., where Mr. Phillips was Vice President, North American Sales and region vice president, since 1997. Prior to Resumix, Mr. Phillips was vice president of sales at Covalent Systems Corporation from 1983 through 1997. Mr. Phillips has also held various sales and marketing positions with Fafco, Inc. and Xerox Corporation.

      Anthony Baines has served as our Vice President of Worldwide Marketing since March 2001. Previously, Mr. Baines was Vice President, Corporate marketing for Santa Cruz Operations. Mr. Baines' tenure with Santa Cruz Operations dated back to late 1994 during which time he was responsible for developing branding strategies, marketing, public relations, investor relations, and worldwide evangelism. Mr. Baines has also served as master of ceremonies for the past three years at the Santa Cruz Operations Forum, an annual conference on server-based computing. Prior to joining Santa Cruz Operations, Mr. Baines held senior marketing positions with Visionware, Tunstall Telecom, Varian Assoicates and Hewlett-Packard.

All executive officers serve at the discretion of the Board of Directors.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

      The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock. Prior to July 12, 1999, our common stock was quoted on the OTC Bulleting Board. From July 12, 1999 through August 8, 2000, our common stock was quoted on the Nasdaq SmallCap Market System. Since August 9, 2000, our common stock has been quoted on the Nasdaq National Market System under the symbol "GOJO".

                               Fiscal 1999               Fiscal 2000               Fiscal 2001
       Quarter             High          Low          High          Low           High       Low
         1st             $   5.38     $    5.00    $     32.00  $   14.88       $   3.38  $  1.00
         2nd             $   7.31     $    5.13    $     19.00  $    5.50             na       na
         3rd             $   9.50     $    3.00    $      9.13  $    3.69             na       na
         4th             $  23.44     $    6.13    $      4.47  $    1.19             na       na

      On March 21, 2001, there were approximately 115 holders of record of our common stock. On March 21, 2001, the last reported sales price was $1.38.

      We have never declared or paid dividends on our common stock. We do not anticipate paying any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon the earnings, financial condition, operating results, capital requirements and other factors as deemed necessary by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA.

      The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis" and our historical financial statements and the notes thereto included elsewhere herein. Our selected historical financial data as of December 31, 2000, 1999, 1998, 1997 and 1996 and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from our financial statements which have been audited by BDO Seidman LLP, independent public accountants.

(Amounts in thousands, except share and per share data) Statement of Operations
Data:

Year Ended December 31,              2000         1999         1998         1997      1996(1)
                                ------------  -----------  ----------  ----------  ----------

Revenues                        $      7,567  $     3,635  $    2,124  $    1,926  $      595
Costs of revenues                      1,044        2,800         344         463         336
                                ------------  -----------  ----------  ----------  ----------
Gross profit                           6,523          835       1,780       1,463         259
                                ------------  -----------  ----------  ----------  ----------
Operating expenses:
   Selling and marketing               5,750        3,279       1,440         827         193
   General and administrative          4,653        2,265       1,119         325         218
   Research and development            4,060        2,467         840         191          42
                                ------------  -----------  ----------  ----------  ----------
     Total operating expenses         14,463        8,011       3,399       1,343         453
                                ------------  -----------  ----------  ----------  ----------
(Loss) income from
   operations                         (7,940)      (7,176)     (1,619)        120        (194)

Other income (expense) net            (1,434)         144        (529)          5           6
                                ------------  -----------  ----------  ----------  ----------


(Loss) income before
   provision for income taxes         (9,374)      (7,032)     (2,148)        125        (188)

Provision for income taxes                 1            1           1           1           1
                                ------------  -----------  ----------  ----------  ----------

Net (loss) income               $     (9,375) $    (7,033) $   (2,149) $      124  $     (189)
                                ============  ===========  ==========  ==========  ==========
Basic and diluted (loss)
   income per share             $      (0.65) $     (0.71) $    (0.57) $     0.04  $    (0.06)
                                ============  ===========  ==========  ==========  ==========
Weighted average common
   shares outstanding             14,396,435    9,950,120   3,770,863   3,345,600   3,345,600
                                ============  ===========  ==========  ==========  ==========

Balance Sheet Data:

As of December 31,         2000     1999    1998    1997    1996
------------------      -------  -------  ------ ------- -------
Working capital         $12,879  $11,701  $1,193 $    23 $  (62)
Total assets             21,040   15,224   6,545     733    825
Total liabilities         1,983      842   1,203     615    823
Shareholders' equity     19,057   14,382   5,342     118      2

(1) During the year ended December 31, 1996 we were engaged in the business of manufacturing, marketing and selling computer terminal hardware in an industry significantly different from that in which we presently do business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues. Our revenues are primarily derived from product and technology licensing fees. Other sources of revenues include service fees from maintenance contracts and training fees. Total revenues for the year ended December 31, 2000 increased by approximately $3,932,000, or 108.2%, to approximately $7,566,500 from $3,634,500 for the year ended December 31, 1999. The primary reason for this increase was the expansion of our product offerings during 2000. During 2000, we launched Bridges for Windows and Bridges for Unix. We recorded approximately $6,441,800 of licensing fees from our Bridges products during 2000 as compared with $1,505,000 in 1999. Our licensing fees have been realized from a limited number of customers, including related parties. As such, revenues from these products have varied from quarter to quarter reflecting the aggregate demand of the individual customers. We expect our quarterly licensing fees to continue to vary during 2001.

Our product offerings also include the "GO" products, namely GO-Global, GO-Between, and GO-Joe. We recorded approximately $882,000 of licensing fees from these products in 2000, a decrease of approximately $1,049,600, or 54.3%, from approximately $1,931,600 in 1999. In 1999, approximately 59.0% of our GO product revenues were derived from two third-party customers. The rest of 1999's GO product revenues and substantially all of 2000's GO product revenues were derived from relatively small sales to a large number of customers in diverse industries and geographical locations. We expect 2001 GO product revenues to approximate 2000 levels.

In 2000, revenues from our three largest third-party customers represented approximately 19.8%, 14.4%, and 10.8%, respectively, of total revenues. These three customers' year-end 2000 accounts receivable balances represented approximately 0%, 20% and 0% of reported net accounts receivable. All outstanding amounts due from these three customers as of December 31, 2000 were collected during January 2001. We did not have significant sales to any of these three customers during 1999.

In 1999, revenues from our two largest third-party customers represented approximately 13.3% and 10.3%, respectively, of total revenues. Neither of these two customers had a significant outstanding receivable balance as of December 31, 1999. We did not have significant sales to either of these two customers during 2000.

Included in the increase in 2000 revenue over 1999 revenue was an increase of approximately $1,045,000, or 71.8%, to $2,500,000 in 2000, from $1,455,000 in
1999, in related party revenue. All related party revenue for the year ended December 31, 2000 was derived from the licensing of technology to our joint venture in China, GraphOn China Limited, which was formed in March 2000. All related party revenue for the year ended December 31, 1999 was derived from Corel Corporation, who is currently one of our largest shareholders. No revenue was derived from Corel Corporation during 2000.

We anticipate that many of our customers will enter into, and periodically renew, maintenance contracts to ensure continued product updates and support. Service revenue was approximately $242,600, or 3.2% of revenue in 2000 and approximately $208,800, or 5.7%, of revenue in 1999.

Cost of Revenues. Cost of revenues consists primarily of the amortization of acquired technology or capitalized technology developed in-house. Research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet and subsequently amortized as cost of revenues over the shorter of three years or the remaining estimated life of the products.

Total cost of revenues decreased by approximately $1,756,200, or 62.7%, to $1,043,700 in 2000, from $2,799,900 in 1999, primarily due to a reduction in the amortization of acquired technology. Various identifiable components of the technology purchased during the fourth quarter of 1998 were determined to have remaining useful lives of less than one year. Accordingly, all such identified components were fully amortized during 1999. The total of the components fully amortized during 1999 was approximately $2,114,000.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries, sales commissions, non-cash compensation, travel expenses, trade show related activities and promotional costs. Sales and marketing expenses increased by approximately $2,470,800, or 75.3%, to $5,749,900 in 2000, from $3,279,100 in
1999. The increase was primarily attributable to increases in trade show, promotional and public relations activities, advertising, and amortization of deferred compensation for options issued to consultants.

During the fourth quarter of 2000 we hired a new Vice President of World Wide Sales as a key ingredient for our planned focus of expanding our sales efforts. We expect that sales and marketing expenses will continue to increase in 2001 as we continue to increase our direct sales force, establish new OEM relationships, and expand current OEM relationships. Sales and marketing expenses were approximately 76.0% and 90.2% of revenue for the year 2000 and 1999, respectively.

General and Administrative Expenses. General and administrative expenses primarily consist of salaries, legal and professional services, and non-cash compensation. General and administrative expenses increased by approximately $2,388,100, or 105.4%, to $4,653,300 in 2000, from $2,265,200 in 1999. Factors contributing to the increase include increased personnel and benefits, increased professional and legal fees, costs associated with our movement to the Nasdaq National Market, and increased amortization of non-cash compensation primarily related to the issuance of warrants and stock options to various parties. We anticipate that general and administrative expense in 2001 should approximate the same level as those incurred during the fourth quarter 2000, annualized. General and administrative expenses were approximately 61.5% and 62.3% of 2000 and 1999 revenues, respectively.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits paid to software engineers, payments to contract programmers, and facility expenses related to our remotely located engineering offices. Research and development expenses increased by $1,593,800, or 64.6%, to $4,060,000 in 2000, from $2,466,200 in 1999. During 2000 our primary focus was to bring our products to maturity; consequently, we incurred significant engineering costs, both internally and through the use of contractors.

We believe that a significant level of investment for research and development is required to remain competitive and that such expenses are expected to continue to increase over the foreseeable future. During 2001 we will continue working towards our goal of full maturity for our products.

Interest and Other Income. Interest and other income increased by approximately $1,031,300, or 687.1%, to $1,181,400 in 2000 from $150,100 in 1999. The principal component of interest and other income is interest income derived on excess cash. Our excess cash is held in relatively low-risk, highly liquid investments, such as U.S. Government obligations, bank and/or corporate obligations rated "A" or higher by independent rating agencies, such as Standard and Poors, or interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars. The increase in interest income in 2000 over 1999 is due to the higher average cash and cash equivalents, and available-for-sale securities balances in 2000 as compared with 1999. The higher average cash and cash equivalents and available-for-sale securities balances in 2000 as compared with 1999 is due to the inflow of approximately $12,263,000, primarily during the first quarter of 2000, resulting from the calling, and subsequent exercise, of various outstanding warrants, options and underwriter units. Additionally, approximately $8,402,000 was received during the fourth quarter of 1999 due to the calling, and subsequent exercise, of various outstanding warrants and underwriter units.

Interest and Other Expense. Interest and other expense in 2000 remained the same as 1999. Interest expense during 2000 was incurred in connection with a note payable entered into during the third quarter. The note matures during the second quarter of 2001. The interest expense charged on the note accounted for virtually all of the interest and other expense reported during 2000. For 1999, the entire balance of interest and other expense was interest expense associated with a convertible note payable, which was fully repaid in January 1999.

Provision for Income Taxes. At December 31, 2000, we had approximately $17,526,900 in federal net operating loss carryforwards. The federal net operating loss carryforwards will expire through 2020, if not utilized. In addition, the Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of various events, including a significant change in ownership interests. In 1998, we experienced a "change of ownership" as defined by the provisions of the Tax Reform Act of 1986. As such, our utilization of our net operating loss carryforwards in the amount of $2.8 million will be limited to approximately $400,000 per year until such carryforwards are fully utilized.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues. Total revenues for the year ended December 31, 1999 increased by $1,510,300, or 71.1%, to approximately $3,634,500, from approximately $2,124,200 in 1999. During 1999 and 1998 our software revenues were derived primarily from two sources: GO-Global product sales and licensing revenues for GO-Joe, GO-Global and our server software. A substantial majority of the increase in 1999 revenue from 1998 was due to the related party licensing agreement we signed with Corel Corporation.

Cost of Revenues. Cost of revenues for the year ended December 31, 1999 increased by $2,455,700, or 713.5%, to approximately $2,799,900 from approximately $344,200 in 1998. Cost of revenues consists primarily of amortization of technology either purchased, or developed in-house and capitalized on the balance sheet as capitalized software. Substantially all of the increase in 1999 over 1998 levels was due to amortization charges related to technology we acquired from related party Corel Corporation at the end of the fourth quarter 1998. We recorded amortization expense on this technology for the first time during 1999. Also, certain identifiable components of the acquired technology were evaluated to have a remaining useful life of less than one year at the time of acquisition. Accordingly, these components were fully amortized during 1999. Approximately $2,114,300 of amortization was recorded in 1999 related to these identified components.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities and promotional costs and the amortization of deferred compensation on options issued to consultants. Sales and marketing expenses increased by $1,838,800, or 127.7%, to approximately $3,279,100 in 1999 from approximately $1,440,300 in 1998. This increase is primarily attributable to the addition of sales and marketing personnel, and a substantial increase in trade show, promotional and public relations activities. During 1999 these activities primarily supported the GO product line.

Additionally, during 1999 we issued options to sales and marketing consultants. Under generally accepted accounting principles, a value must be placed on issued options, using various pricing models such as the Black-Scholes Method, and then amortized over the underlying life of the options. The amortization of the calculated value for the options so issued give rise to the non-cash expense "deferred compensation". We began recognizing deferred compensation for the options issued to the sales and marketing consultants during 1999.

Sales and marketing expenses were approximately 90.2% and 67.8% of total revenue in 1999 and 1998, respectively.

General and Administrative. General and administrative expenses primarily consist of salaries and benefits, and legal and professional services. In addition, our corporate rent, utilities and deferred compensation on options and warrants were included in general and administrative expenses. General and administrative expenses increased by $1,146,600, or 102.5% to approximately $2,265,200 in 1999 from $1,118,600 in 1998. The increase was primarily attributed to increased legal and professional services associated with our July 1999 merger (See Summary of Accounting Policies - Business Combination) and subsequent entry onto the Nasdaq Small Capital Market.

Other factors causing the increase included hiring additional administrative personnel, and recognizing deferred compensation on options and warrants issued to various general business consultants contracted during the course of 1999.

Research and Development. Research and development expenses consist primarily of salaries and benefits to software engineers, supplies, payments to contract programmers, and rent on our remote engineering facilities. Research and development expenses increased by $1,626,000, or 193.5%, to approximately $2,466,200 in 1999, from approximately $840,200 in 1998. The increase was primarily due to the addition of 15 software engineers during 1999 and the rental of our two facilities towards the end of 1998.

Interest Expense. Interest expense decreased in 1999 as compared with 1998 due to the repayment of a convertible note payable in January 1999.

Liquidity and Capital Resources

On July 12, 1999, we completed a merger with Unity First Acquisition Corporation (Unity). Pursuant to the terms of the merger, each share of our common stock was exchanged for 0.5576 shares of Unity common stock and each outstanding option and warrant to purchase our common stock was exchanged for options or warrants to purchase 0.5576 shares of Unity common stock. The transaction was a reverse merger with Unity surviving the merger and changing its name to GraphOn Corporation. GraphOn's management team continued in their then-existing roles. The merger provided us with $5,425,000 in net cash proceeds, which was previously held in trust for Unity until it consummated a merger with an operating business.

In December 1999, we issued 1,353,028 shares of our common stock in connection with the exercise of underwriter units and warrants, resulting in net cash proceeds of $8,402,000.

As of December 31, 2000, cash and cash equivalents and available-for-sale securities totaled approximately $13,767,100, an increase of $3,258,000, or 31.0%, from approximately $10,509,100 as of December 31, 1999.

The increase in cash and cash equivalents and available-for-sale securities was primarily attributable to cash provided by financing activities, which was substantially comprised of net proceeds of $12,263,000 from the issuance our common stock in conjunction with the calling, and subsequent exercise, of various warrants, options and underwriter units outstanding during 2000.

The increase in cash and cash equivalents and available-for-sale securities was partially offset by net cash used in investing activities of approximately $11,068,800. Significant investing activities during 2000 included: purchases of available-for-sale securities of $7,020,400; partially offset by sales of available-for-sale securities of $3,481,000; the initial investment in our China joint venture of $3,500,000; the acquisition of additional technology of $2,406,300; and the purchase of other capital assets including furniture, fixtures and equipment, totaling $1,262,000. The acquisition of the additional technology and capital assets helped accelerate the development of certain products including Bridges for Windows and Bridges for Unix, which were launched during 2000. Other capital assets were acquired in conjunction with our move into our new corporate headquarters facility in Morgan Hill, California.

Also offsetting the increase in cash and cash equivalents and available-for-sale securities was the cash used in operating activities of $1,565,300. Cash used in operating activities was comprised primarily of our net loss of $9,374,700, offset by noncash transactions such as depreciation and amortization of $3,204,200, a loss on investment in our China joint venture of $2,608,100, a decrease in accounts receivable of $846,400 and an increase in accounts payable and accrued expenses totaling $1,020,300.

As of December 31, 2000, we had cash and cash equivalents of $8,200,100 as well as $5,567,000 in available-for-sale securities. We anticipate that our cash and cash equivalents, and available-for-sale securities balances as of December 31, 2000, together with anticipated revenue from operations, will be sufficient to meet our working capital and capital expenditure needs through the next twelve months. We have no material capital expenditure commitments for the next twelve months.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative

Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS Nos. 137 and 138, requires that every derivative instrument, including derivative instruments embedded in other contracts, be recorded on the balance sheet as either an asset or liability measured at its fair value. The standard, as amended, is effective for all fiscal years beginning after June 15, 2000. As we currently are not a party to any derivative financial instruments and do not anticipate becoming a party to any derivative instruments, we do not expect this standard to have a significant impact on our financial statements.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The adoption of SAB 101 did not have a material effect on our financial results.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on our financial results.

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

We Have A History Of Operating Losses And Expect These Losses To Continue And Possibly Increase, At Least For The Near Future.

We have experienced significant losses since we began operations. We expect to continue to incur significant losses for the foreseeable future. We incurred net losses of approximately $9,374,700, $7,033,400 and $2,148,500 for the years ended December 31, 2000, 1999, and 1998, respectively. We expect our expenses to increase as we expand our business but cannot give assurance that revenues will increase as a result of increased spending. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

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

Our operating results are likely to fluctuate significantly in the future on a quarterly and on an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

o The degree of success of our recently introduced products;
o Variations in the timing of and shipments of our products;
o Variations in the size of orders by our customers;
o Increased competition;
o The proportion of overall revenues derived from different sales channels such as distributors, original equipment manufacturers (OEMs) and others;
o Changes in our pricing policies or those of our competitors;
o The financial stability of major customers;
o New product introductions or enhancements by us or by competitors;
o Delays in the introduction of products or product enhancements by us or by competitors;
o The degree of success of new products;
o Any changes in operating expenses; and
o General economic conditions and economic conditions specific to the software industry.

In addition, our royalty and license revenues are impacted by fluctuations in OEM licensing activity from quarter to quarter, which may involve one-time royalty payments and license fees. Our expense levels are based, in part, on expected future orders and sales; therefore, if orders and sales levels are below expectations, our operating results are likely to be materially adversely affected. Additionally, because significant portions of our expenses are fixed, a reduction in sales levels may disproportionately affect our net income. Also, we may reduce prices or increase spending in response to competition or to pursue new market opportunities. Because of these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely be affected.

Our Failure To Adequately Protect Our Proprietary Rights May Adversely Affect
Us

Our commercial success is dependent, in large part, upon our ability to protect our proprietary rights. We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We cannot assure you that measures we have taken will be adequate to protect us from misappropriation or infringement of our intellectual property. Despite our efforts to protect proprietary rights, it may be possible for unauthorized third parties to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our intellectual property rights as fully as do the laws of the United States. Furthermore, we cannot assure you that the existence of any proprietary rights will prevent the development of competitive products. The infringement upon, or loss of any proprietary rights, or the development of competitive products despite such proprietary rights, could have a material adverse effect on our business.

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

The market for business infrastructure software, which enables programs to be accessed and run with minimal memory resident on a desktop computer or remote user device, still is emerging, and we cannot assure you that our products will receive broad-based market acceptance or that this market will continue to grow. Additionally, we cannot accurately predict our market's future growth rate or its ultimate size. Even if business infrastructure software products achieve market acceptance and the market for these products grows, we cannot assure you that we will have a significant share of that market. If we fail to achieve a significant share of the business infrastructure software market, or if such market does not grow as anticipated, our business, results of operations and financial condition may be adversely affected.

We Rely On Indirect Distribution Channels For Our Products And May Not Be Able To Retain Existing Reseller Relationships Or To Develop New Reseller Relationships

Our products primarily are sold through several distribution channels. An integral part of our strategy is to strengthen our relationships with resellers such as OEMs, systems integrators, value-added resellers, distributors and other vendors to encourage these parties to recommend or distribute our products and to add resellers both domestically and internationally. We currently invest, and intend to continue to invest, significant resources to expand our sales and marketing capabilities. We cannot assure you that we will be able to attract and/or retain resellers to market our products effectively. Our inability to attract resellers and the loss of any current reseller relationships could have a material adverse effect on our business, results of operations and financial condition. Additionally, we cannot assure you that resellers will devote enough resources to provide effective sales and marketing support to our products.

Our Failure To Manage Expanding Operations Could Adversely Affect Us.

To exploit the emerging business infrastructure software market, we must rapidly execute our business strategy and further develop products while managing our anticipated growth in operations. To manage our growth, we must:

o Continue to implement and improve our operational, financial and management information systems;
o Hire and train additional qualified personnel;
o Continue to expand and upgrade core technologies; and

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

Our success and business strategy is dependent in large part on our ability to attract and retain key management and other personnel. Such individuals are in high demand and often have competing employment offers. In particular, our success depends on our ability to retain the services of Mr. Walter Keller, our President and Chief Executive Officer (CEO), and Ms. Robin Ford, our Executive Vice President. We have entered into employment agreements with these individuals that each contains non-competition and confidentiality covenants. We currently anticipate the need to attract additional sales, marketing, financial and software engineer personnel in the near future. Competition for such personnel in the computer software and services industry is intense, therefore; we cannot assure you we will be able to attract or retain such personnel. The loss of the services of one or more members of our management group or the inability to retain or hire additional personnel as needed may have a material adverse effect on our business.

The Market In Which We Participate Is Highly Competitive And Has More Established Competitors.

The market we participate in is intensely competitive, rapidly evolving and subject to technological changes. We expect competition to increase as other companies introduce additional competitive products. In order to compete effectively, we must continually develop and market new and enhanced products and market those products at competitive prices. As markets for our products continue to develop, additional companies, including companies in the computer hardware, software and networking industries with significant market presence, may enter the markets in which we compete and further intensify competition. A number of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, sales, technical, marketing and other resources than we do. We cannot assure you that our competitors will not develop and market competitive products that will offer superior price or performance features or that new competitors will not enter our markets and offer such products. We believe that we will need to invest increasing financial resources in research and development to remain competitive in the future. Such financial resources may not be available to us at the time or times that we need them, or upon terms acceptable to us. We cannot assure you that we will be able to establish and maintain a significant market position in the face of our competition and our failure to do so would adversely affect our business.

ITEM 7A.  Quantitative And Qualitative Disclosures About Market Risk

We are currently not exposed to any significant financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, in the future, we may enter into transactions in other currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive.

ITEM 8.  Financial Statements and Supplementary Data.

               Index to Financial Statements
               -----------------------------

                                                          Page

Report of Independent Certified Public Accountants          26

Balance Sheets as of December 31, 2000 and 1999             27

Statements of Operations and Comprehensive Loss for
the Years Ended December 31, 2000, 1999 and 1998            28

Statements of Shareholders' Equity for the Years Ended
December 31, 2000, 1999 and 1998                            29

Statements of Cash Flows for the Years Ended
December 31, 2000, 1999 and 1998                            30

Summary of Significant Accounting Policies                  31

Notes to Financial Statements                               35

Report of Independent Certified Public Accountants on
  Supplemental Schedule                                     46

Supplemental Schedule II                                    47

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying balance sheets of GraphOn Corporation as of December 31, 2000 and 1999 and the related statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
San Jose, California
February 2, 2001


                                        GraphOn Corporation
                                           Balance Sheets

December 31,                                                    2000            1999
------------                                                    ----            ----

CURRENT ASSETS
     Cash and cash equivalents ........................   $  8,200,100    $  8,481,500
     Available-for-sale securities ....................      5,567,000       2,027,600
     Accounts receivable, net of allowance
       for doubtful accounts of $100,000 and $25,000 ..        749,200       1,670,600
     Prepaid expenses and other current assets ........        345,800         364,300
                                                          ------------    ------------
TOTAL CURRENT ASSETS ..................................     14,862,100      12,544,000
                                                          ------------    ------------
Property and equipment, net ...........................      1,471,700         537,000
Purchased technology, net .............................      3,053,600       1,504,800
Capitalized software, net .............................        351,100         221,800
Patent, net ...........................................        375,000         400,000
Long term investment - China joint venture ............        891,900               -
Other Assets ..........................................         34,400          16,700
                                                          ------------    ------------
TOTAL ASSETS ..........................................   $ 21,039,800    $ 15,224,300
                                                          ============    ============

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES
     Accounts payable .................................   $    361,500    $    259,700
     Accrued expenses .................................      1,382,500         464,000
     Notes payable ....................................         90,300               -
     Deferred revenue .................................        149,000         119,000
                                                          ------------    ------------
TOTAL CURRENT LIABILITIES .............................      1,983,300         842,700
                                                          ------------    ------------
Commitments and contingencies

SHAREHOLDERS EQUITY
     Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, no shares issued and outstanding ...              -               -
     Common stock, $0.0001 par value, 45,000,000 shares
        authorized, 14,671,175 and 12,342,322 shares
        issued and outstanding ........................          1,500           1,200
     Additional paid-in capital .......................     39,116,000      25,413,500
     Deferred compensation ............................     (1,131,600)     (1,472,100)
     Accumulated other comprehensive gain(loss) .......          1,900          (4,400)
     Accumulated deficit ..............................    (18,931,300)     (9,556,600)
                                                          ------------    ------------
TOTAL SHAREHOLDERS EQUITY .............................     19,056,500      14,381,600
                                                          ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY .............   $ 21,039,800    $ 15,224,300
                                                          ============    ============


See accompanying summary of significant accounting policies and notes to financial statements

                                 GraphOn Corporation
                  Statements of Operations and Comprehensive Loss


Years Ended December 31,                            2000          1999          1998
                                              ------------  ------------  ------------
   Revenue                                    $  5,066,500  $  2,179,500  $  2,124,200
   Revenue - related party                       2,500,000     1,455,000             -
                                              ------------  ------------  ------------
     Total Revenue                               7,566,500     3,634,500     2,124,200
                                              ------------  ------------  ------------
   Cost of revenue                                 945,900     2,678,500       344,200
   Cost of revenue - related party                  97,800       121,400             -
                                              ------------  ------------  ------------
     Total Cost of Revenue                       1,043,700     2,799,900       344,200
                                              ------------  ------------  ------------
     Gross Profit                                6,522,800       834,600     1,780,000
                                              ------------  ------------  ------------
Operating Expenses
   Selling and marketing                         5,749,900     3,279,100     1,440,300
   General and administrative                    4,653,300     2,265,200     1,118,600
   Research and development                      4,060,000     2,466,200       840,200
                                              ------------  ------------  ------------
     Total Operating Expenses                   14,463,200     8,010,500     3,399,100
                                              ------------  ------------  ------------
Loss From Operations                            (7,940,400)   (7,175,900)   (1,619,100)
                                              ------------  ------------  ------------
Other Income (Expense)
   Interest and other income                     1,181,400       150,100         9,800
   Interest and other expense                       (6,800)       (6,800)     (521,900)
   Loss on sale of available-
     for-sale securities                                 -             -       (16,500)
   Loss on long-term investment
     China joint venture                        (2,608,100)            -             -
     Total Other Income (Expense)               (1,433,500)      143,300      (528,600)
                                              ------------  ------------  ------------
Loss Before Provision for Income Taxes          (9,373,900)   (7,032,600)   (2,147,700)

Provision for Income Taxes                             800           800           800
                                              ------------  ------------  ------------
Net Loss                                        (9,374,700)   (7,033,400)   (2,148,500)
Other Comprehensive Income (Loss),
   Net of tax
   Reclassification adjustment                           -             -        12,100
   Unrealized holding gain (loss)
     on investment                                   6,900        (4,100)            -
   Foreign currency translation adjustment            (600)         (300)            -
                                              ------------  ------------  ------------
Comprehensive Loss                            $ (9,368,400) $ (7,037,800) $ (2,136,400)
                                              ============  ============  ============
Basic and Diluted Loss per Common Share       $      (0.65) $      (0.71) $      (0.57)
                                              ============  ============  ============
Weighted Average Common Share Outstanding       14,396,435     9,950,120     3,770,863
                                              ============  ============  ============


See accompanying summary of significant accounting policies and notes to financial statements

                                                     GraphOn Corporation
                                              Statements of Shareholders Equity

                                                             Additional
                                            Common Stock        Paid       Deferred    Comprehensive     Accumulated
                                          Shares    Amount   in Capital  Compensation   Income(Loss)        Deficit        Totals
                                       ----------  -------  -----------  ------------   ----------       ------------  ----------
Balances, December 31, 1997             3,345,600  $   400  $   504,600  $         -     $(12,100)      $  (374,700)   $ 118,200

Proceeds from sale of common stock        278,800        -       25,000            -            -                 -       25,000
Interest expense related to
   issuance of common stock                     -        -      475,000            -            -                 -      475,000
Proceeds from sale of common stock
   net of offering costs of $564,700    1,783,762      200    2,634,100            -            -                 -    2,634,300
Issuance of common stock and
   warrants for property, equipment
   and purchased technology             2,167,114      200    3,886,300            -            -                 -    3,886,500
Exchange of convertible notes payable
   for common stock                       111,520        -      200,000            -            -                 -      200,000
Deferred compensation related to the
   issuance of common stock and granted
   options                                      -        -      667,600     (667,600)           -                 -            -
Amortization of deferred compensation           -        -            -      101,600            -                 -      101,600
Proceeds from employee stock purchase     283,540        -       38,100            -            -                 -       38,100
Reclassification adjustment                     -        -            -            -       12,100                 -       12,100
Net Loss                                        -        -            -            -            -        (2,148,500)  (2,148,500)
                                       ----------  -------  -----------  -----------     --------       ------------  ----------
Balances, December 31, 1998             7,970,336      800    8,430,700     (566,000)           -        (2,523,200)   5,342,300

Proceeds from sale of common stock         62,525        -       97,200            -            -                 -       97,200
Repurchase and retirement of
   common stock                           (71,620)       -      (10,000)           -            -                 -      (10,000)
Proceeds from sale of common stock
   net of offering costs of $255,300    1,095,053      100    1,708,500            -            -                 -    1,708,600
Recapitalization of company through
   merger, net of costs of $255,700     1,875,000      200    5,169,100            -            -                 -    5,169,300
Issuance of common stock for patent        58,000        -      400,000            -            -                 -      400,000
Issuance of common stock due to the
   exercise of warrants and underwriter
   units, net of costs of $154,300      1,353,028      100    8,401,900            -            -                 -    8,402,000
Deferred compensation related to
   stock options                                -        -    1,216,100   (1,216,100)           -                 -            -
Amortization of deferred compensation           -        -            -      310,000            -                 -      310,000
Change in market value of
   available-for-sale securities                -        -            -            -       (4,100)                -       (4,100)
Foreign currency translation adjustment         -        -            -            -         (300)                -         (300)
Net Loss                                        -        -            -            -            -        (7,033,400)  (7,033,400)
                                       ----------  -------  -----------  -----------     --------       ------------  ----------
Balances, December 31, 1999            12,342,322    1,200   25,413,500   (1,472,100)      (4,400)       (9,556,600)  14,381,600

Issuance of common stock due to the
   exercise of warrants, options and
   underwriter units, net of costs
   of $177,800                          2,328,853      300   12,262,700            -            -                 -   12,263,000
Deferred compensation related to
   stock options                                -        -    1,439,800   (1,439,800)           -                 -            -
Amortization of deferred compensation           -        -            -    1,780,300            -                 -    1,780,300
Change in market value of
   available-for-sale securities                -        -            -            -        6,900                 -        6,900
Foreign currency translation adjustment         -        -            -            -         (600)                -         (600)
Net Loss                                        -        -            -            -            -        (9,374,700)  (9,374,700)
                                       ----------  -------  -----------  -----------     --------     -------------  -----------
Balances, December 31, 2000            14,671,175  $ 1,500  $39,116,000  $(1,131,600)    $  1,900     $ (18,931,300) $19,056,500
                                       ==========  =======  ===========  ===========     ========     =============  ===========

                See accompanying summary of significant accounting policies and notes to financial statements

                                 GraphOn Corporation
                               Statement of Cash Flows


Years ended December 31,                                2000           1999            1998
                                                  ------------    ------------    -----------
Cash Flows From Operating Activities:
   Net loss ...................................   $ (9,374,700)   $ (7,033,400)   $(2,148,500)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization ..............      1,423,900       2,637,200         65,200
   Loss on disposal of fixed assets ...........          6,900               -              -
   Amortization of deferred compensation ......      1,780,300         310,000        101,600
   Provision for doubtful accounts ............         75,000               -         25,000
   Loss on long-term investment ...............      2,608,100               -              -
   Loss on sale of available-for-sale
     securities ...............................              -               -         16,500
   Interest expense related to issuance
     of common stock ..........................              -               -        475,000
   Changes in operating assets and liabilities:
     Accounts receivable ......................        846,400      (1,105,900)      (281,600)
     Prepaid expenses and other assets ........         18,500        (572,200)       (13,900)
     Accounts payable .........................        101,800         144,000         87,300
     Accrued expenses .........................        918,500         (34,900)       356,000
     Deferred revenue .........................         30,000           6,400       (331,200)
                                                  ------------    ------------    -----------
Net cash used in operating activities: ........     (1,565,300)     (5,648,800)    (1,648,600)
                                                  ------------    ------------    -----------
Cash Flows From Investing Activities:
   Purchase of available-for-sale securities ..     (7,020,400)     (2,031,700)             -
   Proceeds from sale of available-
     for-sale securities ......................      3,481,000               -          4,300
   Capitalization of software
     development costs ........................       (343,400)       (185,300)       (53,100)
   Capital expenditures .......................     (1,262,000)       (332,600)      (179,400)
   Purchase of technology .....................     (2,406,300)              -              -
   Other assets ...............................        (17,700)        (10,300)             -
   Investment in related party ................     (3,500,000)              -              -
                                                  ------------    ------------    -----------
Net cash used in investing activities: ........    (11,068,800)     (2,559,900)      (228,200)
                                                  ------------    ------------    -----------
Cash Flows From Financing Activities:
   Proceeds from convertible notes payable ....              -               -        775,000
   Repayment of convertible note payable ......              -        (475,000)      (100,000)
   Proceeds from note payable .................        156,200               -              -
   Repayment of note payable ..................        (65,900)              -              -
   Net proceeds from issuance of
     common stock .............................     12,263,000      15,377,100      2,697,400
   Purchase and retirement of common stock ....              -         (10,000)             -
                                                  ------------    ------------    -----------
Net cash provided by financing activities: ....     12,353,300      14,892,100      3,372,400
                                                  ------------    ------------    -----------
Effect of exchange rate fluctuations on
     cash and cash equivalents ................           (600)           (300)             -

Net Increase (Decrease) in Cash
   and Cash Equivalents .......................       (281,400)      6,683,100      1,495,600
                                                  ------------    ------------    -----------
Cash and Cash Equivalents:
     Beginning of year ........................      8,481,500       1,798,400        302,800
                                                  ------------    ------------    -----------
     End of year ..............................   $  8,200,100    $  8,481,500    $ 1,798,400
                                                  ============    ============    ===========

See accompanying summary of significant accounting policies and notes to financial statements

GraphOn Corporation

Summary of Significant Accounting Policies

The Company. The Company was incorporated in the state of California in May 1982. Corporate headquarters are in Morgan Hill, California. The Company develops, markets, sells and supports business infrastructure software that empowers a diverse range of desktop computing devices (desktops) to access server-based Windows, UNIX and LINUX applications from any location, over network or Internet connections.

Business Combination. On July 12, 1999, GraphOn Corporation ("GraphOn-CA") merged with and into Unity First Acquisition Corporation ("Unity"), a Delaware corporation. Unity, as the surviving entity to the merger, and the Registrant, changed its name to GraphOn Corporation. The GraphOn-CA management team continued in their existing roles at GraphOn Corporation. For accounting purposes, the merger was treated as the acquisition of Unity by GraphOn-CA with GraphOn-CA as the acquiror. Since Unity, prior to the merger, was a publicly held shell corporation with no significant operations, pro-forma information giving effect to the merger is not presented. All share and per share data prior to the merger have been restated to reflect the stock issuance and related stock split (See Note 5).

As the former shareholders of GraphOn-CA received approximately 82.9% of the shares in the Company immediately after the acquisition, the financial statements for periods prior to the reorganization are those of GraphOn-CA.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Marketable Securities.  Under Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," securities are classified and accounted for as follows:

o Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.
o Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.
o Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the lease term or useful lives of the respective assets, generally seven years.

Purchased Technology. Purchased technology is amortized on a straight-line basis over the expected life of the related technology or five years, whichever is less.

Capitalized Software Costs. Costs incurred internally in creating computer software products to be sold, leased, or otherwise marketed are charged to expense when incurred as research and development until technological feasibility has been established for the product. Thereafter, such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized based on either estimated current and future revenue for each product or straight-line amortization over the shorter of three years or the remaining estimated life of the product, whichever produces the higher expense for the period. As of December 31, 2000 and 1999, capitalized costs aggregated $642,000 and $298,300, with accumulated amortization of $290,900 and $76,500, respectively.

Patent. Patent cost is amortized on a straight-line basis over the estimated remaining useful life of the patent, not to exceed 16 years.

Revenue. Under Statement of Position (SOP) 97-2, "Software Revenue Recognition," revenue earned on software arrangements involving multiple elements is allocated to each element arrangement based on the relative fair values of the elements. If there is no evidence of the fair value for all the elements in a multiple element arrangement all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. In accordance with SOP 97-2, the Company recognizes revenue from the sale of software licenses when all the following conditions are met:

o Persuasive evidence of an arrangement exists,
o Delivery has occurred, or services have been rendered, and no significant obligations remain,
o The price to the buyer is fixed or determinable, and
o Collectibility is reasonably assured.

Revenue from the sale of maintenance agreements is recognized ratably over the term of the agreement. OEM license revenues are generally recognized as deliveries are made or at the completion of contractual billing milestones. Deferred revenue, resulting from maintenance and license agreements, aggregated $149,000 and $119,000 as of December 31, 2000 and 1999, respectively.

Advertising Costs. The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2000, 1999 and 1998 were approximately $353,500, $557,400 and $58,400, respectively. Advertising consists primarily of various printed material.

Income Taxes. Under SFAS No. 109, "Accounting for Income Taxes," deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

Fair Value of Financial Instruments. The Company used the following methods and assumptions in estimating the fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.

    Available-for-sale securities: The fair values of available-for-sale securities are based on quoted market prices.

    Short-term debt: The fair value of short-term debt is estimated based on current interest notes available to the Company for debt instruments with similar terms and maturities.

As of December 31, 2000 and 1999, the fair values of the Company's financial instruments approximate their historical carrying amounts.

Investments in Joint Venture: Investments in the China joint venture are accounted for by using the equity method under which the Company's share of earnings (loss) from the joint venture is reflected as income (loss) against the investment account. Dividends are credited against the investment account as received.

The Company's investment of $3,500,000 in the China joint venture was reduced by the Company's proportionate share of the joint venture's operating loss. As of December 31, 2000, the carrying value of the joint venture was $891,900.

Long-Lived Assets. Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever the Company has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by the Company based on appraisals, current market value, comparable sales value, and undiscounted future cash flows as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

Stock-Based Incentive Programs. SFAS No. 123, "Accounting for Stock-Based Compensation," encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value-based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company continues to use the accounting prescribed by APB Opinion No. 25 and, as such, is required to disclose pro forma net income and earnings per share as if the fair value-based method of accounting had been applied throughout the year.

Earnings Per Share of Common Stock. During 1998, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the years ended December 31, 2000, 1999, and 1998, 2,528,461, 2,078,391, and 259,309 shares, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealizable gain/loss of available-for-sale securities. The individual components of comprehensive income
(loss) are reflected in the statements of shareholders' equity. As of December 31, 2000 and 1999 accumulated other comprehensive loss was comprised of foreign currency translation loss and unrealized losses on available-for-sale securities. As of December 31, 1998 the Company did not have any accumulated other comprehensive income or loss.

Adoption of New Accounting Pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS nos. 137 and 138, requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standard on July 1, 2000 did not have a material impact on results from operations, financial position or cash flows.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The adoption of SAB 101 did not have a material affect on the Company's financial results.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial results.

Reclassifications. Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

Notes to Financial Statements

1.  Available-For-Sale Securities.

As of December 31, 2000 available-for-sale securities consisted of investments in corporate debt securities (bonds) with an aggregate par value of $5,560,000. The bonds bear interest in the range of 5.850% to 8.875% and mature at various times in 2001 and 2002. In 2000, 1999 and 1998, proceeds from the sale of securities were $3,481,000, $0 and $4,300, respectively. Realized gains and losses were not material in 2000, 1999 and 1998. A summary of available-for-sale securities follows:

    December 31,                       2000             1999
    ------------                   ----------       ----------
    Cost of securities             $5,565,100       $2,031,700
    Unrealized gain/(loss)              1,900           (4,100)
                                   ----------       ----------
                                   $5,567,000       $2,027,600
                                   ==========       ==========

2.  Property and Equipment.

Property and equipment consisted of the following:

    December 31,                       2000              1999
    ------------                   ----------       ----------
    Equipment                      $1,108,000       $  558,500
    Furniture and fixtures            617,900          178,500
    Leasehold improvements            300,600           27,500
                                   ----------       ----------
                                    2,026,500          764,500
    Less: accumulated depreciation
        and amortization              554,800          227,500
                                   ----------       ----------
                                   $1,471,700       $  537,000
                                   ==========       ==========

3.  Purchased Technology.

Purchased technology consisted of the following:

    December 31,                       2000            1999
    ------------                   ----------       ----------
    Purchased technology           $6,341,700       $3,935,400
    Less: accumulated amortization  3,288,100        2,430,600
                                   ----------       ----------
                                   $3,053,600       $1,504,800
                                   ==========       ==========

4.  Accrued Expenses.

Accrued expenses consisted of the following:

      December 31,                     2000             1999
      ------------                 ----------       ----------
      Payroll and related expenses $  614,600       $  202,400
      Professional fees               581,300          155,000
      Accrued taxes                    40,000           76,700
      Royalties                             -            5,500
      Other                           146,600           24,400
                                   ----------       ----------
                                   $1,382,500       $  464,000
                                   ==========       ==========

5.  Stockholders' Equity.

Common Stock

In March 1998, the Company sold 278,800 shares of common stock for cash proceeds of $25,000 to an affiliate, (the Agent Affiliate) of the placement agent from the September 1998 offering (see below), concurrent with the issuance of convertible notes for $475,000. During 1998, the Company recognized interest expense of $475,000 relating to this transaction.

Additionally in March 1998, the Company's CEO and Executive Vice President entered into a contingent sales arrangement with respect to the sale of an aggregate 1,951,600 shares of their common stock to the Agent Affiliate for aggregate consideration of $3,500,000, comprised of $200,000 cash, due and paid with the commencement of the Offering (described more fully below), a non-recourse promissory note in the principal amount of $800,000, which became due in January 1999; a non-recourse promissory note in the principal amount of $1,000,000, which became due in July 1999; and a non-recourse promissory note in the principal amount of $1,500,000, which became due in January 2000. Each of the foregoing notes bore interest at 6% per annum, was payable quarterly, and was secured by a pledge of the shares purchased, with one share pledged for each $1.79 of principal amount. The shares pledged with respect to each note were placed in escrow until payment in full of the principal and accrued interest of the note, representing the purchase price of such shares. The $800,000 note was paid and the 446,080 shares pledged with respect to such note were released from escrow in January 1999. The $1,000,000 note was paid and the 557,600 shares pledged with respect to such note were released from escrow in July 1999. In January 2000, the CEO and Executive Vice President received $1,500,000 for the sale of 836,400 shares of their common stock to the Agent Affiliate.

In May 1998, the Company issued and sold 283,540 shares under the Stock Grant Program at $0.14, and granted 11,152 options under the Stock Option Plan, at $0.14 to employees, which vest over a four-year period. The shares sold and options granted from March 1998 forward were ascribed a fair market value of $1.79 per share, the price at which the Company offered its shares through a private placement stock offering in September 1998 (see below). In 1998, the Company recognized $667,600 in deferred compensation expense associated with the sale of the above securities, which is being amortized over the vesting period of the underlying securities. The Company amortized $166,900, $166,900, and $101,600 in 2000, 1999, and 1998, respectively, of compensation expense within general and administrative expense associated with the issuance of the above securities.

In July 1998, the Company's Board of Directors declared a 60,000 to 1 stock split. All references to number of shares and per share data in the financial statements have been adjusted to reflect this stock split and the subsequent stock split in July 1999 on a retroactive basis.

In September 1998, the Company offered shares of common stock through a private placement stock offering (the Offering). As part of the Offering, the placement agent received warrants to purchase 11,152 shares of common stock at $1.79 per share for each 55,760 shares sold through the Offering. An aggregate of 2,878,815 shares of common stock were issued and sold in the Offering for an aggregate purchase price of $5,162,900 in three separate closings, the final such closing occurring in January 1999. Also in September 1998, the Agent Affiliate and the Company's CEO loaned $200,000 and $100,000, respectively, to the Company pursuant to convertible promissory notes bearing interest at 8% per annum. In connection with the transaction, the Agent Affiliate and CEO were issued warrants to purchase 55,760 and 27,880 shares, respectively, at $1.79, the price at which the Company offered shares through the September 1998 private placement.

In December 1998, the loan from the Agent Affiliate was converted into 111,520 shares of common stock. Also in December 1998, the Company repaid the loan from the CEO, plus accrued interest.

In December 1998, the Company issued 2,167,114 shares of common stock with an ascribed value of $3,886,500, and granted warrants to purchase 216,711 shares of common stock at $1.79 in exchange for certain fixed assets and technology.

On July 12, 1999, GraphOn Corporation (GraphOn-CA) merged with and into Unity First Acquisition Corporation ("Unity"). Unity, as the surviving entity of the merger, then changed its name to GraphOn. Pursuant to the merger, each outstanding share of GraphOn common stock was exchanged for 0.5576 shares of Unity common stock and each outstanding option and warrant to purchase shares of GraphOn common stock was exchanged for 0.5576 options or warrants to purchase shares of Unity common stock.

Additionally, GraphOn received $5,425,000 in cash, which was placed into trust upon Unity's initial public offering in November 1996 and released from trust upon consummation of the merger. As of July 12, 1999, GraphOn-CA had 16,296,559 shares of common stock outstanding. As a result of the merger, the GraphOn-CA shareholders acquired approximately 9,086,961 shares of Unity common stock, or approximately 82.9% of the then outstanding Unity common stock. The merger was accounted for as a capital transaction, which is equivalent to the issuance of stock by GraphOn-CA for Unity's monetary assets of approximately $5,425,000, accompanied by a recapitalization of GraphOn-CA. All references to number of shares and per share data in the financial statements have been adjusted to reflect the exchange of stock on a retroactive basis.

In November 1999, the Company issued 58,000 shares of common stock in exchange for a U.S. Patent entitled "Method and System for Dynamic Translation Between Different Graphical User Interface Systems". Based on the then fair market value of the shares issued, the purchase price was $400,000.

Effective with the merger, the Company had the right to establish a redemption date for various redeemable warrants and then to call for redemption of all such redeemable warrants. Upon exercise of this right, the Company would have to provide sufficient written notice to allow the warrant holders the right to exercise the warrants prior to the redemption date so established. The Company could only exercise its call privileges if the reported high price for the Company's common stock equaled, or exceeded, certain price levels as set forth by the respective warrants. During December 1999 and January 2000 the established price levels were exceeded. Consequently, the Company chose to exercise its call privileges for all such redeemable warrants.

In December 1999, the Company issued 1,353,028 shares of common stock in connection with the exercise of underwriter units and warrants, resulting in net cash proceeds of $8,402,000.

In the first quarter of 2000, the Company issued 2,273,156 shares of common stock in connection with the exercise of warrants and underwriter units, resulting in net cash proceeds of $12,171,400. During the remainder of 2000, the Company issued 55,697 shares of the Company common stock in connection with the exercise of warrants, options, and underwriter units resulting in net cash proceeds of $91,600.

During 2000 and 1999, the Company issued options to various third parties in exchange for services provided. Using the Black-Scholes option pricing model, the Company capitalized $1,439,800 and $1,216,100 during 2000 and 1999, respectively, as deferred compensation, using the following assumptions: dividend yield of 0, expected volatility of 70%, risk-free interest rate of 5.25%, and expected life of five years. Such deferred compensation is amortized over the life of the underlying service agreements. The Company amortized $1,613,400 and $143,100, in 2000 and 1999, respectively, of deferred compensation related to the issuance of the options to these various third parties.

Stock Purchase Warrants

As of December 31, 2000, the following common stock warrants were issued and outstanding:

                         Shares subject    Exercise    Expiration
Issued with respect to:      to Warrant       Price          Date
-----------------------  --------------    --------    ----------
Convertible notes                83,640      $ 1.79         01/06
Private placement               373,049      $ 1.79         01/06
Financing                           676      $ 1.79         12/03
IPO Directors Class A           111,667      $ 5.50         07/04
IPO Directors Class B           180,000      $ 7.50         07/04
Consulting Services             300,000      $ 5.25         12/03

Stock Grant Program

In June 1998, the Company adopted a stock grant program (Stock Grant Program), which is restricted to employees, officers and consultants. The Company had authorized the issuance of up to 724,880 shares of its common stock in connection with the Stock Grant Program and the Stock Option Plan (the Plan), discussed below. In May 1999, the number of shares authorized under the Plan was increased by 1,505,520 shares to 2,230,400 shares. In June 2000, the number of shares authorized under the Plan was increased by 700,000 shares to 2,930,400 shares.

Under the Stock Grant Program, eligible individuals may, at the Plan Administrator's discretion, be issued shares of common stock directly, either through (a) the purchase of shares at a price not less than 85% of the estimated fair market value of the stock at the time of the issuance, or (b) as a bonus for past services rendered. Ownership of such shares generally vests over a four-year period. In 1998, 283,540 shares were issued under the Stock Grant Program. No shares were issued in 2000 or 1999.

Stock Option Plan

In June 1998, the Company adopted a Stock Option Plan (The Plan). The Plan is restricted to employees, officers, and consultants. Options granted under the Plan generally vest over three to four years and are exercisable over ten years. Non-statutory options are granted at prices not less than 85% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Incentive options are granted at prices not less than 100% of the estimated fair value of stock on the date of grant. However, options granted to shareholders who own greater than 10% of the outstanding stock are established at no less than 110% of the estimated fair value of the stock on the date of grant.

A summary of the status of the Company's stock option plan as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented in the following table:


                                          Options Outstanding
                      December 31, 2000     December 31, 1999      December 31, 1998
                   --------------------   --------------------    ------------------
                               Wtd. Avg.             Wtd. Avg.             Wtd. Avg.
                      Shares  Ex. Price      Shares  Ex. Price     Shares  Ex. Price
                   ---------  ---------   ---------  ---------    -------  ---------
Beginning          1,830,234  $    4.99      11,152  $    0.14          -  $       -
Granted              825,750  $    5.65   1,826,379  $    5.02     11,152  $    0.14
Exercised           (100,815) $    1.99           -  $       -          -  $       -
Forfeited           (375,680) $    4.72      (7,297) $    5.28          -  $       -
Ending             2,179,489  $    5.42   1,830,234  $    4.99     11,152  $    0.14

Exercisable at
   year-end          873,535                126,234                 1,485


Weighted-average fair value of options granted during the period:

                              $    3.72              $    4.02             $    0.99

The following table summarizes information about stock options outstanding as of December 31, 2000:

                  Options Outstanding             Options Exercisable
                ------------------------   ---------------------------------
                               Wtd. Avg.
                     No.       Remaining                   Number
  Range of       Outstanding  Contractual    Wtd. Avg.  Exercisable  Wtd. Avg.
  Ex. Price      at 12/31/00     Life        Ex. Price  at 12/31/00  Ex. Price
--------------   -----------  -----------   ----------  -----------  ---------
$0.01 -  3.00        678,185   9.27 yrs.    $     1.77      332,283    $  1.77
$3.01 -  6.00        100,589   8.96 yrs.    $     5.46       28,207    $  5.46
$6.01 -  9.00      1,265,715   8.90 yrs.    $     6.29      469,785    $  6.29
$9.01 - 16.00        135,000   9.13 yrs.    $    15.62       43,260    $ 15.62
                 -----------                ----------  -----------  ---------
                   2,179,489                $     5.42      873,535    $  5.01
                 ===========                ==========  ===========  =========


In connection with the grant of certain warrants and stock options in 2000, the Company recorded deferred compensation of $1,439,800, representing the fair market value of the warrants and options as determined on the date of grant. The deferred compensation is being amortized over the vesting period of the underlying warrants and options. The amount recognized as compensation expense in 2000, 1999, and 1998 amounted to $1,780,300, $310,000, and $101,600, respectively.

SFAS No. 123 requires the Company to provide pro forma information regarding net
(loss) income and (loss) earnings per share as if compensation cost for the stock option plan had been determined in accordance with the fair value-based method prescribed in SFAS No.123 throughout the year. The Company estimated the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2000, 1999, and 1998, respectively: dividend yield (all years) of 0; expected volatility of 70%, 130%, and 112%; risk-free interest rate of 5.25%, 5.60%, and 5.70%; and expected lives of five, five, and four years, respectively, for all plan options.

Under SFAS No. 123, the Company's pro forma net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

                                 2000           1999         1998
Net loss:                  ------------    -----------  -----------
   As reported             $ (9,374,700)   $(7,033,400) $(2,148,500)
   Pro forma               $(12,435,700)   $(7,405,400) $(2,149,800)

Basic and diluted loss
   per share
   As reported               $    (0.65)   $   (0.71)   $   (0.57)
   Pro forma                 $    (0.86)   $   (0.74)   $   (0.57)

6.  Income Taxes.

The provision for income taxes for the years ended December 31, 2000, 1999, and 1998 consist of minimum state taxes.

The following summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34%:


December 31,                     2000            1999            1998
Federal income tax at
 statutory rate              $ (3,187,200)   $ (2,392,900)   $  (599,400)
State income taxes, net
 of federal benefit              (544,400)       (422,300)      (102,400)
Tax benefit not
   currently recognizable       3,717,200       2,811,800        697,700
Other                              15,200           4,200          4,900
Provision for income taxes   $        800    $        800    $       800

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes, as follows:

December 31,                               2000           1999
-----------                         ------------    -----------
Net operating loss carryforwards    $  5,980,400    $ 2,664,600
Tax credit carryforwards                 360,000        338,900
Capitalized software                    (115,900)       (95,000)
Depreciation and amortization            957,800        536,400
Reserves not currently deductible        405,800        555,500
                                    ------------    -----------
Total deferred tax asset               7,588,100      4,000,400
Valuation allowance                   (7,588,100)    (4,000,400)
                                    ------------    -----------
Net deferred tax asset              $          -    $         -
                                    ============    ===========

The Company has net operating loss carryforwards available to reduce future taxable income, if any, of approximately $17,526,900 and $7,140,800 for Federal and California income tax purposes, respectively. The benefits from these carryforwards expire at various times from 2006 through 2020. As of December 31, 2000, the Company cannot determine that it is more likely than not that these carryforwards and other deferred tax assets will be realized, and accordingly, the Company has fully reserved for these deferred tax assets.

In 1998 the Company experienced a "change of ownership" as defined by the provisions of the Tax Reform Act of 1986. As such, utilization of the Company's net operating loss carryforwards through 1998 will be limited to approximately $400,000 per year until such carryforwards are fully utilized.

7.  Concentration of Credit Risk.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, available-for-sale securities and trade receivables. The Company places cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Available-for-sale securities are held in public companies for which there are ready markets. As of December 31, 2000, the Company had approximately $13,800,400 of cash and cash equivalents and available-for-sale securities with financial institutions, in excess of FDIC insurance limits.

For the year ended December 31, 2000, three third-party customers (see Note 8) accounted for approximately 19.8%, 14.4% and 10.8% of total revenues, respectively, with related accounts receivable as of December 31, 2000 of $0, $150,000, and $0, respectively. All outstanding amounts as of December 31, 2000 were collected during January 2001. There were no significant sales to any of these three customers during either 1999 or 1998.

Accounts receivable are derived from many customers in various industries. The Company believes any risk of loss is reduced due to the diversity of customers and geographic sales areas. The Company performs credit evaluations of customers' financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

For the year ended December 31, 1999, two third-party customers accounted for approximately 13.3% and 10.3% of total revenues, respectively, with related accounts receivable as of December 31, 1999 of $0 and $0, respectively. All outstanding amounts were collected during January 2000. There were no significant sales to these customers during 2000. For the year ended December 31, 1998, three customers accounted for approximately 29.0%, 21.0%, and 17.0% of revenues, respectively, with related accounts receivable as of December 31, 1998 of $0, $500,000, and $0, respectively.

8.  Related Party Transactions.

In connection with the December 1998 asset purchase from Corel Corporation (Corel), Corel obtained approximately a 27% ownership interest in the Company. Corel's ownership interest was approximately 8% and 18% as of December 31, 2000 and 1999, respectively. Corel was also a significant customer in 1999. Sales to Corel represented 40% of total revenues for the year ended December 31, 1999. There were no sales to Corel during 2000.

At December 31, 1999, accounts receivable from Corel totaled $1,500,000, or approximately 90% of net receivables. This amount was collected in its entirety, when due, during the third quarter of 2000.

In March 2000, the Company invested $3,500,000 for a 50% interest in GraphOn China Limited, a joint venture in China. Also during 2000, the Company licensed a total of $2,000,000 of technology to the joint venture. Payment in full for the licensed technology was received prior to year-end. Additionally, the Company recognized 50% of the joint venture's operating loss for the year ended December 31, 2000, in proportion with the Company's ownership interest.

Summarized financial data of the China joint venture, GraphOn China Limited, as of, and for the period from inception, March 8, 2000, through December 31, 2000, is as follows:

                                                    US $
                                              -----------
        Current assets                        $ 1,949,600
        Other assets                               15,000
                                              -----------
        Total assets                          $ 1,964,600
                                              ===========

        Current liabilities                   $   181,000
        Other liabilities                               -
        Joint venturers' equity                 1,783,600
                                              -----------
        Total liabilities and equity          $ 1,964,600
                                              ===========

        Net revenues                                    -
        Net loss                              $(5,216,300)

The Company believes that the transactions with Corel and the joint venture, which occurred in 1999 and 2000, respectively, were at arms length and were under terms no less favorable than those with other customers.

9.  Contingencies and Commitments.

Operating Leases

In June 1998, the Company entered into a three-year non-cancelable operating lease for a facility in Washington. In December 1998, the Company entered into a five-year operating lease for a facility in New Hampshire, which is cancelable, by the Company, as of October 31, 2001. In October 1999, the Company entered into an 18 months operating lease for a facility in London, United Kingdom.

In February 2000, the Company entered into a five-year operating lease for the Company's current corporate headquarters in Morgan Hill, California. In October 2000, the Company sublet approximately 6,300 square feet of the New Hampshire facility, which was otherwise idle, for a term of three years, which ends in October 2003.

The facility leases require payment of certain maintenance and operating expenses, such as taxes, insurance and utilities. Rent expense for the years ended December 31, 2000, 1999 and 1998 aggregated $537,100, $332,700, and
$48,300, respectively.

Future minimum annual lease payments for these leases are as follows:

Year ending December 31,
           2001                     $   544,200
           2002                         570,300
           2003                         659,000
           2004                         245,900
           2005                          88,500
                                    -----------
                                    $ 2,107,900
                                    ===========
Prior Bankruptcy

GraphOn Corporation (the predecessor company) filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code in November 1991 and may be required to pay up to $964,000 to a creditor. To date, the Company has not received any claims related to the bankruptcy. There can be no assurance that future claims will not arise from the predecessor company's creditors or that a former creditor may assert a claim relating to royalties earned from subsequent licenses, which could be costly and could have a material effect on the Company's business, financial condition and/or results of operations.

Legal Proceedings

In late 1996, pursuant to a non-disclosure agreement, the Company disclosed aspects of its proprietary technology on a confidential basis to Insignia Solutions plc, some of whose assets were later acquired by Citrix Systems, Inc.

and Citrix Systems UK, LTD. When the Company learned of that acquisition in January 1998, the Company made inquiry of Insignia Solutions seeking assurances that there had been no potential misuse of the Company's confidential information.

In November 1998, Citrix Systems, Inc. instituted litigation in the United States District Court for the Southern District of Florida seeking a judicial declaration that it had not misappropriated or infringed upon the Company's proprietary technology or breached the non-disclosure agreement. The Company responded by filing a motion to dismiss the action for lack of jurisdiction. In May 1999, the court granted the Company's motion to dismiss the case. Citrix Systems, Inc. has appealed the dismissal of its case to the United States Court of Appeals for the Eleventh Circuit, where the matter is awaiting oral argument.

In October 1999, Insignia Solutions filed a verified complaint against the Company, Citrix Systems, Inc. and Citrix Systems UK, LTD. in the Superior Court of the State of California, Santa Clara County. Their complaint alleges that the Company had attempted to interfere with their sale to Citrix Systems, Inc. and Citrix System UK, LTD., in February 1998, of assets relating to, among other things, their NTRIGUE software product line. The complaint alleges that, as a result of such efforts, they were required by Citrix Systems Inc. and Citrix Systems UK, LTD. to place $8.75 million in escrow for potential claims by the Company of proprietary rights in the assets being sold. The complaint seeks unspecified general and punitive damages. In December 1999 the Company filed an answer denying the material allegations in their complaint, and in May 2000, the court granted the Company's motion for judgment on the pleadings and dismissed their fifth cause of action against the Company for bad faith claim of misappropriation of trade secrets.

In March 2000, the Company filed a complaint in the Superior Court of Santa Clara County, State of California, alleging misappropriation, unfair competition, and breach of contract against Insignia Solutions and alleging misappropriation and unfair competition against Citrix Systems, Inc. In March 2000, the Company filed an amended complaint alleging trade secret misappropriation and unfair competition against Citrix Systems, Inc. and Citrix Systems UK, LTD. and alleging trade secret misappropriation, breach of contract, fraud and unfair competition against Insignia Solutions. The complaint alleges that Insignia Solutions improperly disclosed the Company's proprietary technology to Citrix Systems, Inc. and Citrix Systems UK, LTD., thereby, among other things, breaching Insignia Solutions' covenants not to disclose the Company's trade secrets. The complaint also alleges that Citrix Systems, Inc. and Citrix Systems UK, LTD. improperly acquired and incorporated the Company's proprietary technology into their products and that they knew or should have known that the technology they purchased from Insignia Solutions was the Company's proprietary technology. The complaint seeks unspecified compensatory and exemplary damages from Citrix Systems, Inc., Citrix Systems UK, LTD., and Insignia Solutions.

In September 2000, Insignia Solutions amended its complaint in the Superior Court of the State of California, Santa Clara County against the Company, and omitted its previous claims against Citrix Systems, Inc and Citrix Systems UK, LTD. Insignia Solutions alleges that the Company attempted to interfere and did intentionally interfere with the sale of assets between them and Citrix Systems, Inc. and Citrix Systems UK, LTD. The amended complaint alleges that, as a result of such efforts, they were required by Citrix Systems, Inc. and Citrix Systems UK, LTD. to place $8.75 million in escrow for any potential claims by the Company of proprietary rights in the assets being sold. The amended complaint also alleges that the Company engaged in unfair competition by resurrecting stale claims of trade secret misappropriation by them. The amended complaint seeks unspecified general and punitive damages, as well as restitution and an injunction.

In September 2000, the Company filed in the Superior Court of the State of California, Santa Clara County a cross-complaint against Citrix Systems, Inc. and Citrix Systems UK, LTD. for unfair competition and a declaratory relief for comparative indemnity from Citrix Systems, Inc. and Citrix Systems UK, LTD.

The Company believes that the ultimate resolution of the foregoing matters will have no material unfavorable effect on the Company's financial condition, results of operations or cash flows.

10.  Employee 401(k) Plan.

In December 1998, the Company adopted a 401(k) Plan ("the Plan") to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees.

Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Company made no contributions to the Plan in 1999 and 1998. During 2000 the Company contributed a total of $11,000 to the Plan.

11.  Supplemental Disclosure of Cash Flow Information.

The following is supplemental disclosure for the statements of cash flows.

Years Ended December 31,
Cash Paid:                              2000       1999        1998
-----------------------             ---------  ---------  ----------
Income Taxes                        $     800  $     800  $      800
Interest                            $   6,800  $  42,400  $   11,300
Noncash Investing and Financing
Activities:
-------------------------------
Stock and warrants issued for
   purchased technology and
   other assets                     $       -  $       -  $3,886,500
Stock issued for patent             $       -  $ 400,000  $        -
Stock issued for convertible
   note payable                     $       -  $       -  $  200,000

12.  Quarterly Information (Unaudited).

The summarized quarterly financial data presented below reflect all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

In thousands, except per share data.


Year ended                  First     Second      Third     Fourth
December 31, 2000          Quarter    Quarter    Quarter    Quarter     2000
-----------------         ---------  ---------  --------   --------   --------
Net revenues              $   1,802  $   1,842  $  2,733   $  1,190   $  7,567
Gross profit                  1,633      1,588     2,456        846      6,523
Operating loss               (1,310)    (1,585)   (1,279)    (3,766)    (7,940)
Net loss                     (1,174)    (2,240)   (2,019)    (3,942)    (9,375)
Basic and diluted
 loss per common share        (0.08)     (0.15)    (0.14)     (0.28)     (0.65)


Year ended                  First     Second      Third     Fourth
December 31, 1999          Quarter    Quarter    Quarter    Quarter     1999
-----------------         --------   --------   --------   --------   --------
Net revenues              $    640   $    707   $  1,103   $  1,185   $  3,635
Gross profit (loss)           (231)      (183)       229      1,020        835
Operating loss              (2,032)    (2,035)    (1,631)    (1,478)    (7,176)
Net loss                    (2,024)    (2,023)    (1,583)    (1,403)    (7,033)
Basic and diluted
 loss per common share       (0.23)     (0.12)     (0.15)     (0.21)     (0.71)


  Report  of  Independent   Certified  Public  Accountants  on  Supplemental
  Schedule

  To the Board of Directors and Shareholders of GraphOn Corporation

  The audits referred to in our report dated February 2, 2001 relating to the financial statements of GraphOn Corporation, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

  In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

  /s/ BDO Seidman, LLP
  San Jose, California
  February 2, 2001

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                            Balance       Charged
                              At          to costs                  Balance
                           Beginning        and                    at end of
Description                of period      expenses    Deductions     period
-----------               ----------     ---------    ----------   ---------
Allowance for Doubtful accounts

2000                      $   25,000     $  75,000    $       -    $ 100,000

1999                      $   25,000     $       -    $       -    $  25,000

1998                      $        -     $  25,000    $       -    $  25,000


                 Index to Financial Statements

                                                           Page

Report of Independent Certified Public Accountants          49

Balance Sheet as of December 31, 2000                       50

Statement of Operations and Comprehensive Loss
for the Period From Inception (March 8, 2000)
through December 31, 2000                                   51

Statement of Shareholders' Equity for the
Period From Inception (March 8, 2000)
Through December 31, 2000                                   52

Statement of Cash Flows for the Period From
Inception (March 8, 2000) Through
December 31, 2000                                           53

Summary of Significant Accounting Policies                  54

Notes to Financial Statements                               57

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders
GraphOn China Limited

We have audited the accompanying balance sheet of GraphOn China Limited as of December 31, 2000, and the related statements of operations and comprehensive loss, shareholders' equity, and cash flows for the period from inception (March 8, 2000) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GraphOn China Limited as of December 31, 2000, and the results of its operations and its cash flows for the period from inception (March 8, 2000) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Summary of Significant Accounting Policies, the Company's recurring losses and accumulated deficit raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in the Summary of Significant Accounting Policies. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty.


/s/ BDO Seidman, LLP
San Jose, California
February 2, 2001

                                   GraphOn China Limited
                               (A Development Stage Company)
                                        Balance Sheet


December 31,                                                            2000
------------                                                       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .................................       $ 1,817,100
  Due from related party ....................................           132,500
                                                                    -----------
TOTAL CURRENT ASSETS ........................................         1,949,600
                                                                    -----------
Office equipment, net .......................................            15,000
                                                                    -----------
TOTAL ASSETS ................................................       $ 1,964,600
                                                                    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses ..........................................           181,000
                                                                    -----------
TOTAL CURRENT LIABILITIES ...................................           181,000
                                                                    -----------
Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock, $0.01 par value, 7,500,000 shares
     authorized, 7,000,000 issued and outstanding ...........            70,000
  Additional paid-in capital ................................         6,930,000
  Accumulated other comprehensive loss ......................              (100)
  Accumulated deficit .......................................        (5,216,300)
                                                                    -----------
TOTAL SHAREHOLDERS' EQUITY ..................................         1,783,600
                                                                    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..................       $ 1,964,600
                                                                    ===========

See accompanying summary of significant accounting policies and notes to financial statements



                             GraphOn China Limited
                         (A Development Stage Company)
                Statements of Operations and Comprehensive Loss
              Inception (March 8, 2000) Through December 31, 2000


                                                                   2000
                                                              ------------
Total Revenue ..............................................  $          -

Total Cost of Revenue ......................................             -
                                                              ------------
Gross Profit ...............................................             -
                                                              ------------
Operating Expenses
   Selling and marketing ...................................       360,600
   General and administrative ..............................     2,988,700
   In-process research and development .....................     2,000,000
     Total Operating Expenses ..............................     5,349,300
                                                              ------------
Loss From Operations .......................................    (5,349,300)
                                                              ------------
Other Income (Expense):

   Interest and other income ...............................       133,000
   Interest and other expense ..............................             -
     Total Other Income (Expense) ..........................       133,000
                                                              ------------
Net Loss ...................................................    (5,216,300)

Other Comprehensive Income (Loss),
   net of tax:

   Foreign currency translation adjustment .................          (100)
                                                              ------------
Comprehensive Loss .........................................  $ (5,216,400)
                                                              ============
Basic and Diluted Loss per Common Share ....................  $      (0.75)
                                                              ============
Weighted Average Common Share Outstanding ..................     7,000,000
                                                              ============

See accompanying summary of significant accounting policies and notes to financial statements


                                                    GraphOn China Limited
                                                (A Development Stage Company)
                                              Statement of Shareholders' Equity



                                                                                         Deficit
                                                                                        Accumulated
                                                           Additional                     During
                                     Common Stock           Paid in     Comprehensive   Development
                                   Shares      Amount       Capital        (Loss)          Stage            Total
                                ---------   ---------   ------------    -------------  ------------    ------------
Balances, March 8, 2000                 -   $       -   $          -    $       -      $          -    $          -

Issuance of common stock
   to founders, March 2000      7,000,000      70,000      6,930,000            -                 -       7,000,000

Foreign currency translation
   adjustment                           -           -              -         (100)                -            (100)

Net loss                                -           -              -            -        (5,216,300)     (5,216,300)
                                ---------   ---------   ------------    -------------  ------------    ------------
Balances, December 31, 2000     7,000,000   $  70,000   $  6,930,000    $    (100)     $ (5,216,300)   $  1,783,600
                                =========   =========   ============    =============  ============    ============

See accompanying summary of significant accounting policies and notes to financial statements


                    GraphOn China Limited
                (A Development Stage Company)
                   Statement of Cash Flows
  From Inception (March 8, 2000) Through December 31, 2000

                                                       2000
                                                  -----------
Cash Flows From Operating Activities:
   Net loss ...................................   $(5,216,300)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization ..............         1,100
   Foreign currency translation ...............           100
   Changes in operating assets and liabilities:
     Due from related party ...................      (132,500)
     Accrued expenses .........................       181,000
                                                  -----------
Net cash used in operating activities .........    (1,565,300)
                                                  -----------
Cash Flows From Investing Activities:
   Capital expenditures .......................    (1,262,000)
                                                  -----------
Net cash used in investing activities .........    (1,262,000)
                                                  -----------
Cash Flows From Financing Activities:
   Proceeds from issuance of common stock .....     7,000,000
                                                  -----------
Net cash provided by financing activities .....     7,000,000
                                                  -----------
Net Increase (Decrease) in Cash
   and Cash Equivalents .......................     1,817,100

Cash and Cash Equivalents:
     Beginning of period ......................             -
                                                  -----------
     End of period ............................   $ 1,817,100
                                                  ===========

See accompanying summary of significant accounting policies and notes to financial statements


GraphOn China, Ltd.
Summary of Significant Accounting Policies

The Company. GraphOn China, Ltd. (the Company) was formed in March 2000 as a joint venture between GraphOn Corporation (GraphOn) and Tianjin Development Holdings, Ltd. (Tianjin) with each of the two parties owning 50% of the Company. The purpose of the joint venture is to bring GraphOn's Bridges software and other technology solutions to China's business-to-business internet and software market.

Upon inception of the Company, GraphOn and Tianjin invested $3,500,000 each, in exchange for 3,500,000 shares, each, of the Company's common stock.

Going Concern. As indicated in the accompanying financial statements, the Company has incurred a net loss since inception and as of December 31, 2000, has an accumulated deficit of $5,216,300. This factor, as well as the uncertainty regarding the Company's ability to obtain additional financing, creates an uncertainty about the Company's ability to continue as a going concern. Management is developing a plan to continue development of technology and to obtain continued financing. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Property and Equipment. Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the lease term or useful lives of the respective assets, generally seven years. Property and equipment as of December 31, 2000 consisted of office equipment of $16,100 with related accumulated depreciation of $1,100.

Advertising Costs. The cost of advertising is expensed as incurred. Advertising consists primarily of various printed material and was insignificant during 2000.

Income Taxes. Under SFAS No. 109, "Accounting for Income Taxes", deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

Fair Value of Financial Instruments. The Company used the following methods and assumptions in estimating the fair value disclosures for financial instruments:

   Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.

As of December 31, 2000, the fair value of the Company's financial instruments approximate their historical carrying amounts.

Long-Lived Assets. Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever the Company has committed to a plan to dispose of the assets. Such assets are carried at the lower of book value or fair value as estimated by the Company based on appraisals, current market value, comparable sales value, and undiscounted future cash flows as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

Earnings Per Share of Common Stock. The Company has adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. For 2000, there were no potentially dilutive securities.

Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income,"establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealizable gain/loss of available-for-sale securities. The individual components of comprehensive income
(loss) are reflected in the statements of shareholders' equity. As of December 31, 2000 accumulated other comprehensive loss was comprised of foreign currency translation loss.

Adoption of New Accounting Pronouncements. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."SFAS No. 133, as amended by SFAS nos. 137 and 138, requires companies to recognize all derivatives contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133, as amended, is effective for all fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standard on July 1, 2000 did not have a material impact on results from operations, financial position or cash flows.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The adoption of SAB 101 did not have a material affect on the Company's financial results.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial results.

Notes to Financial Statements

1.  Related Party Transactions.

In addition to the initial investments by GraphOn and Tianjin in March 2000, the Company has had various transactions with these related parties, as follows:

GraphOn

During 2000, the Company incurred $ 11,300 selling and marketing expenses, $488,700 general and administrative expenses, and $2,000,000 research and development costs related to technology purchased from GraphOn.

Tianjin

During 2000, the Company incurred $2,500,000 general and administrative expenses from Tianjin. Additionally, the Company transferred funds to Tianjin during 2000, in order for Tianjin to make payments on the Company's behalf. As of December 31, 2000, the Company had a balance of $132,500 due from Tianjin, representing payments made by the Company to Tianjin during 2000, which Tianjin will pay on the Company's behalf during 2001.

2.  Commitments.

Leases

Effective November 2000, the Company leases office space under an operating lease, which requires monthly payments through October 2001. Minimum rental payments for 2001 are $10,000. Rent expense during 2000 was $2,000.

Employment Agreements

Effective September 1, 2000, the Company entered into an employment agreement with an officer of the Company. Under the terms of the agreement, the Company is obligated to pay an initial annual salary of $102,600 with future increases to be determined by management. For the annual periods ending December 31, 2001 and 2002, the employee is eligible to receive a bonus equal to 3% of net sales. For periods after December 31, 2002, the bonus percentage will be based on profit after tax and is to be negotiated between the Board of Directors of the Company and the employee.

The Company or the employee may terminate the employment agreement on not less than 180 days written notice. The Company may terminate the agreement without 180 days written notice, however, the employee shall be entitled to compensation for 180 days on the date of termination notice in such event.

3.  Supplemental Disclosure of Cash Flow Information

During 2000, the Company made no payments for interest or income taxes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      (a) Information called for by Item 10 concerning our directors is set forth under the heading "Election of Directors" in our Proxy Statement related to the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"), which is incorporated herein by reference.

      (b) The information required by this Item concerning our executive officers is set forth at the end of Part I of this Form 10-K.

Item 11.  Executive Compensation

      Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2001 Proxy Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

      Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

  (1) Financial statements filed as part of this report are listed on the "Index to Financial Statements" at page 26 herein.

  (2) Financial Statement Schedules. The applicable financial statement schedules required under Regulation S-X have been included beginning on page 47 of this report, as follows:

      i. Report of Independent Certified Public Accountants on Financial Statement Schedule: page 47
     ii.  Schedule II - Valuation and Qualifying Accounts:  page 48

  (3) Financial statements of GraphOn China Limited, a 50% owned venture not consolidated by the registrant, are listed on the "Index to Financial Statements" at page 49 herein.

(b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2000.

(c) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

                              EXHIBITS

Exhibit

Number  Description of exhibit

2.1 Agreement and Plan of Merger and Reorganization dated as of February 1, 1999, between registrant and GraphOn Corporation, a California corporation (1)
3.1     Amended and Restated Certificate of Incorporation of Registrant (1)
3.2     Amended and Restated Bylaws of Registrant (1)
4.1 Form of certificate evidencing shares of common stock of Registrant (2)
4.2     Warrant Agreement dated November 12, 1996 between Registrant and
        GKN Securities Corp. and Gaines, Berland, Inc. (2)
4.3 Registration Rights Agreement dated October 28, 1998 between Registrant, Spencer Trask Investors, Walter Keller and the investors purchasing units in Registrant's private placement (1)
4.4     Amendment to Registration Rights Agreement (1)

10.1    1996 Stock Option Plan of Registrant (2)
10.2    1998 Stock Option/Stock Issuance Plan of Registrant (1)
10.3 Placement Agency Agreement by and between Registrant and Spencer Trask Securities, Inc., dated as of September 2, 1998 (1)
10.4 Securities Purchase Agreement by and among Registrant and Corel, dated as of December 18, 1998 (1)
10.5 Hidden Valley Office Park Lease Agreement between Registrant and ASA Properties, Inc. dated June 5, 1998 (1)
10.6 Lease Agreement between Corel Inc., and CML realty Corp., dated September 1998 and assumed by Registrant on December 31, 1998 (1)
10.7 Lease Agreement between Registrant and Thoits Brothers, Inc., dated February 24, 2000 (3)
10.8    Consulting Agreement dated August 9, 2000 between Registrant and
        Consultant

23.1    Consent of BDO Seidman, LLP

(1) Incorporated by reference from Registrant's Form S-4, file number 333-76333, filed with the SEC on April 15, 1999.

(2) Incorporated by reference from Registrant's Form S-1, file number 333-11165, filed with the SEC on August 30, 1996

(3) Incorporated by reference from Registrant's annual report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

                             SIGNATURES

      Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Morgan Hill, State of California, on March 30, 2001.

                         GRAPHON CORPORATION


                                          By:  /s/ William Swain
                                             --------------------
                                                 William Swain

                                           Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature
Name
Date                                Title

/s/ Robert Dilworth                 Chairman of the Board
-------------------
Robert Dilworth
March 30, 2001

/s/ Walter Keller                   President, Chief Executive Officer
-------------------                 and Director
Walter Keller
March 30, 2001

/s/ Robin Ford                      Executive Vice President and Director
-------------------
Robin Ford
March 30, 2001

/s/ William Swain                   Chief Financial Officer and Secretary
-------------------
William Swain
March 30, 2001

/s/ August P. Klein                 Director
-------------------
August P. Klein
March 30, 2001