Form 10-Q
period 2001-03-31
GRAPHON CORP/DE
filed 2001-05-10
CIK 1021435

================================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2001

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

                         ----------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of May 7, 2001 there were issued and outstanding 14,784,843 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                               GRAPHON CORPORATION

                                    FORM 10-Q

                                Table of Contents



                                                                    Page
      PART I.

      Item 1.  Financial Statements
                 Condensed Balance Sheets                              2
                 Condensed Statements of Operations                    3
                 Condensed Statements of Cash Flows                    4
                 Notes to Condensed Financial Statements               5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                            13

      PART II.

      Item 1.  Legal Proceedings                                      14

      Item 2.  Changes in Securities and Use of Proceeds              14

      Item 6.  Exhibits and Reports on Form 8-K                       14

      Signatures                                                      15

                              PART I--FINANCIAL INFORMATION

                               ITEM I Financial Statements


                                   GRAPHON CORPORATION
                                CONDENSED BALANCE SHEETS

                                                       March 31,     December 31,
                                                         2001            2000
        ASSETS                                       ------------    ------------
     ------------                                     (Unaudited)
Current Assets:
   Cash and available-for-sale securities ........   $ 11,134,400    $ 13,767,100
   Accounts receivable, net of allowance for
    doubtful accounts of $100,000 and $100,000 ...      2,098,000         749,200
   Prepaid expenses and other current assets .....        270,400         345,800
                                                     ------------    ------------
   Total Current Assets ..........................     13,502,800      14,862,100
                                                     ------------    ------------

Purchased technology, net ........................      2,744,400       3,053,600
Long-term investment - China joint venture .......        922,500         891,900
Other assets .....................................      2,222,300       2,232,200
                                                     ------------    ------------
     TOTAL ASSETS ................................   $ 19,392,000    $ 21,039,800
                                                     ============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities ..............................   $  2,020,400    $  1,983,300

Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding ....              -               -
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 14,720,342 and 14,671,175
 shares issued and outstanding ...................          1,500           1,500
Additional paid in capital .......................     39,250,900      39,116,000
Deferred Compensation ............................       (789,800)     (1,131,600)
Accumulated other comprehensive income ...........         11,100           1,900
Accumulated deficit ..............................    (21,102,100)    (18,931,300)
                                                     ------------    ------------
Total Stockholders' Equity .......................     17,371,600      19,056,500
                                                     ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $ 19,392,000    $ 21,039,800
                                                     ============    ============


      See accompanying notes to condensed financial statements.


                           GRAPHON CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS

                                                 Three Months Ended
                                                      March 31,
                                                     -----------
                                                 2001            2000
                                             ------------    ------------
                                              (Unaudited)     (Unaudited)

Revenue ..................................   $  2,320,600    $  1,301,800
Revenue - related party ..................              -         500,000
                                             ------------    ------------
   Total Revenue .........................      2,320,600       1,801,800
                                             ------------    ------------
Cost of revenue ..........................        382,000         157,200
Cost of revenue - related party ..........              -          11,600
                                             ------------    ------------
   Total Cost of Revenue .................        382,000         168,800
                                             ------------    ------------
   Gross Profit ..........................      1,938,600       1,633,000
                                             ------------    ------------
Operating Expenses:
Selling and marketing ....................      1,425,500       1,418,500
General and administrative ...............      1,507,200         976,400
Research and development .................      1,353,200         548,500
                                             ------------    ------------
Total Operating Expenses .................      4,285,900       2,943,400
                                             ------------    ------------
Loss From Operations .....................     (2,347,300)     (1,310,400)
                                             ------------    ------------
Other Income (Expense):
   Interest and other income .............        193,700         386,900
   Interest and other expense ............         (3,600)              -
   Loss on joint venture - related party .        (13,600)       (250,000)
                                             ------------    ------------
   Total Other Income, net ...............        176,500         136,900
                                             ------------    ------------
Loss Before Provision for Income Taxes ...     (2,170,800)     (1,173,500)
Provision for Income Taxes ...............              -             800
                                             ------------    ------------
Net Loss .................................   $ (2,170,800)   $ (1,174,300)
                                             ------------    ------------
Basic and Diluted Loss per Common Share ..   $      (0.15)   $      (0.08)
                                             ============    ============
Weighted Average Common Shares Outstanding     14,706,108      13,896,941
                                             ============    ============

          See accompanying notes to condensed financial statements.

                                        GRAPHON CORPORATION
                                CONDENSED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                                   March 31,
                                                             2001             2000
                                                         ------------    ------------
                                                          (Unaudited)     (Unaudited)

Cash Flows From Operating Activities:
Net loss .............................................   $ (2,170,800)   $ (1,174,300)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization .....................        486,800         231,200
   Amortization of deferred compensation .............        366,600         335,000
   Provision for doubtful accounts ...................              -         250,000
   Loss on joint venture - related party .............         13,600         250,000
Changes in operating assets and liabilities:
   Accounts receivable ...............................     (1,348,800)     (1,567,300)
   Prepaid expenses and other assets .................         75,400          66,800
   Accounts payable ..................................        107,500          81,200
   Accrued expenses ..................................        (26,100)        263,900
   Deferred revenue ..................................         22,600          26,300
                                                         ------------    ------------
Net Cash Used In Operating Activities ................     (2,473,200)     (1,237,200)
                                                         ------------    ------------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities ............       (809,000)     (5,355,600)
Proceeds from sale of available-for-sale securities ..      2,035,000               -
Capitalization of software development costs .........              -        (294,300)
Capital expenditures .................................       (114,000)       (217,000)
Other assets .........................................        (53,900)        (18,600)
Purchase of technology ...............................              -        (170,000)
Investment in joint venture - related party ..........        (44,200)     (3,500,000)
                                                         ------------     ------------
   Net Cash Provided By (Used In) Investing Activities      1,013,900      (9,555,500)
                                                         ------------     ------------
Cash Flows From Financing Activities:
Repayment of note payable ............................        (66,900)              -
Net proceeds from issuance of common stock ...........        110,100      12,171,400
                                                         ------------    ------------
     Net Cash Provided By Financing Activities .......         43,200      12,171,400
                                                         ------------    ------------
Effect of exchange rate fluctuations on cash and
   Cash equivalents ..................................           (600)           (300)
Net Increase (Decrease) in Cash and Cash Equivalents .     (1,416,700)      1,378,400
                                                         ------------    ------------
Cash and Cash Equivalents, beginning of period .......      8,200,100       8,481,500
                                                         ------------    ------------
Cash and Cash Equivalents, end of period .............   $  6,783,400    $  9,859,900
                                                         ============    ============

Supplemental Disclosure of Cash Flow Information:

We paid interest expense of $3,200 and $0 and income tax of $0 and $0 during the three-month periods ended March 31, 2001 and March 31, 2000, respectively.


     See accompanying notes to condensed financial statements.

                           GRAPHON CORPORATION
                 NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

   The unaudited condensed financial statements of GraphOn Corporation (the Company) included herein have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of GraphOn's results of operations, financial position and cash flows.

   The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 2, 2001. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2001, or any future period.

2. Earnings Per Share

   Basic earnings per share are calculated using the weighted average number of shares outstanding during the period. Dilutive earnings per share are calculated using the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method and are not included since they are antidilutive.

3. Stockholders' Equity

   During the quarter ended March 31, 2001, we issued 17,184 shares of our common stock to employees pursuant to the exercise by those employees of stock options granted under our 1998 Stock Option/Stock Issuance Plan, resulting in cash proceeds of $28,500. Additionally, we issued 31,983 shares of our common stock to employees in connection with our employee stock purchase plan, resulting in cash proceeds of $81,600.

4. Joint Venture - related party

   Investments in our China joint venture are accounted for by using the equity method, under which our share of earnings (loss) from the joint venture are reflected as income earned (lost) and dividends are credited against the investment in the joint venture as received.

5. Litigation

   As last reported in our Annual Report on Form 10-K for the year ended December 31, 2000, we were engaged in litigation in the Superior Court of the State of California, Santa Clara County, with Insignia Solutions plc and Citrix Systems, Inc., which stemmed from our disclosure in late 1996 of certain aspects of our proprietary technology on a confidential basis to Insignia Solutions plc, some of whose assets were later acquired by Citrix Systems, Inc. On April 3, 2001, we, Insignia and Citrix agreed to settle this litigation with prejudice by an exchange of reciprocal releases.

6.  Condensed Statement of Operations of Unconsolidated Subsidiary

                            GraphOn China Ltd
                      (A Development Stage Company)
                    Condensed Statement of Operations


                                                       (Unaudited)
                                                      Three Months
                                                          Ended
                                                      March 31, 2001
                                                   -------------------
      Operating expense:
          General and administrative               $            44,900
                                                   -------------------
      Total operating expense                                   44,900
                                                   -------------------
      Loss from operations                                     (44,900)
                                                   -------------------
      Other income:
          Interest and other income                             17,700
                                                   -------------------
      Loss before provision for income tax         $           (27,200)
      Provision for income tax                                       -
                                                   -------------------

      Net loss                                     $           (27,200)
                                                   ===================

  a) The Company. GraphOn China, Ltd. (the Company) was formed in March 2000 as a joint venture between GraphOn Corporation (GraphOn) and Tianjin Development Holdings, Ltd. (Tianjin) with each of the two parties owning 50% of the Company. The purpose of the joint venture is to bring GraphOn's Bridges software and other technology solutions to China's business-to-business internet and software market.

      Upon inception of the Company, GraphOn and Tianjin invested $3,500,000 each, in exchange for 3,500,000 shares, each, of the Company's common stock.

  b) Going Concern. As last reported in GraphOn's Annual report on Form 10-K for the year ended December 31, 2000, the Company has incurred a net loss since inception and as of December 31, 2000, had an accumulated deficit of $5,216,300. This factor, as well as the uncertainty regarding the Company's ability to obtain additional financing, creates an uncertainty about the Company's ability to continue as a going concern. Management is developing a plan to continue development of technology and to obtain continued financing. The statement of operations does not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

  c) General and Administrative Expense. General and administrative expense consists primarily of salaries and associated benefits, travel expense and office rent.


  d) Other Income. Other income consists primarily of interest income earned on excess cash on hand.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   The following discussion of the financial condition and results of operations of GraphOn Corporation (the Company) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000 and in other documents filed by the Company with the Securities and Exchange Commission.

Overview

   We develop, market, sell and support server-based software that is designed to enable a diverse range of desktop computers to access server-based Windows and UNIX applications from any location, over fast or slow Internet connections. Utilizing our server-based architecture, organizations can provide web-based access to Windows, UNIX, and Linux applications from almost anywhere in the world. We believe that our technology allows universal access to software regardless of the operating system.

   Our products are developed to web-enable Windows, UNIX and Linux business applications, without any modifications to the application itself, while retaining the full functionality of the original application. We provide independent software vendors (ISVs) with an affordable, plug-and-play solution, a very quick time to market, and a branded, fully functional product. Their applications retain their original look and feel, and appear to be running directly on the desktop when they are actually being run over the local area network, the Internet, or a dial-up connection.

   We believe that this provides a significant advantage for our customers. ISVs can web-enable their applications while retaining the rich look and feel that their customers expect to see. Organizations can provide easy access to their own enterprise applications over the corporate intranet with web browsers. Applications service providers (ASPs) can serve up applications to their users regardless of display device and data connection. Through our approach, we believe ISVs gain significant competitive advantages.

Results of Operations for the Three-Month Period Ended March 31, 2001 Versus the Three-Month Period Ended March 31, 2000

   Revenue

   Total revenue for the three-month period ended March 31, 2001 increased by $518,800, or 29%, to $2,320,600 from $1,801,800 for the same period in 2000. The increase was primarily due to a $1,018,800 increase in Revenue from non-affiliates, which was offset by a $500,000 decrease in Revenue-Related Party. The increase in Revenue from non-affiliates was primarily due to a significant licensing agreement, which accounted for more than half of the Revenue from non-affiliates during the current period. All of the Revenue-Related Party for the three-month period ended March 31, 2000 was derived from our China Joint Venture. Currently, licensing fees are primarily derived from a limited number of customers, which vary from quarter to quarter. We expect this trend to continue throughout 2001.

   Cost of Revenue

   Cost of revenue for the three-month period ended March 31, 2001 increased by $213,200, or 126%, to $382,000 from $168,800 for the same period in 2000. Cost of revenue consists primarily of amortization of capitalized software costs, including acquired software technology and software technology developed in-house. Other items included in cost of revenue are customer service costs and shipping and packaging materials. The current period increase reflects amortization resulting from technology acquisitions made subsequent to the first quarter of 2000, which were capitalized, including the significant technology acquisition made during the third quarter of 2000, as previously reported. The current period also reflects amortization of capitalized software costs during the first and second quarter of 2000, which were incurred for in-house development of Bridges for Windows and Bridges for UNIX, respectively.

   Accounting principles generally accepted in the United States require that certain costs of software acquired, or developed in-house, that are incurred and incorporated into products developed for sale, lease, or otherwise marketed, be capitalized and amortized over time. Generally, such capitalized costs are those costs incurred between the time the software being developed has achieved technological feasibility and the product is available for general release to customers.

   Selling and Marketing Expenses

   Selling and marketing expenses for the three-month period ended March 31, 2001 increased by $7,000, or 0.5%, to $1,425,500 from $1,418,500 for the same period in 2000. Selling and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, and advertising costs. Also included in selling and marketing expenses is amortization of non-cash compensation resulting from the issuance of stock options and warrants to various outside sales and marketing consultants.

   We anticipate that selling and marketing expenses will be higher in the future quarters of 2001 as we continue to implement our previously disclosed plan of increasing our sales force and increasing our marketing efforts in order to achieve our revenue goals for the year.

   General and Administrative Expenses

   General and administrative expenses for the three-month period ended March 31, 2001 increased by $530,800, or 54%, to $1,507,200 from $976,400 for the same period in 2000. General and administrative expenses primarily consist of salaries and associated benefits, legal and professional services, and amortization of non-cash compensation resulting from the issuance of stock options and warrants to various financial consultants.

   Factors contributing to the increased general and administrative expenses included increased employee related expenses due to additional staff and related salary and benefits coverage, increased accounting and legal fees, and increased amortization of non-cash compensation. Offsetting these increases were various decreases including costs associated with relocating our corporate headquarters from Campbell, California to Morgan hill, California during the first quarter

2000, and a corresponding decrease in the cost of maintaining both corporate facilities once the move was complete.

   We anticipate that the quarterly general and administrative expenses for the remainder of 2001 will approximate those of the current period.

   Research and Development Expenses

   Research and development expenses for the three-month period ended March 31, 2001 increased by $804,700, or 147%, to $1,353,200 from $548,500 for the same period in 2000. Research and development expenses consist primarily of salaries and benefits to software engineers, supplies and payments to contract programmers and rent on facilities. The majority of the increase is due to the development of Bridges for Windows (BFW). During the first quarter of 2000, BFW development had achieved technological feasibility, but we had not yet shipped the product to customers; therefore, we capitalized certain engineering costs associated with BFW development, instead of expensing them, in accordance with accounting principles generally accepted in the United States. We began shipping BFW during the last days of first quarter 2000. Consequently, we began expensing those engineering costs subsequent to the first quarter 2000 and continued expensing them through the current period.

   Other factors contributing to the increase included hiring more engineers after the first quarter 2000, in order to help us achieve or product development timetables, and the related salaries and benefits, and costs associated with utilizing outside engineering consultants for various product development projects.

   We anticipate that quarterly research and development expenses will remain consistent with those of the current period throughout the remainder of 2001.

   Interest and Other Income

   Interest and other income for the three-month period ended March 31, 2001 decreased by $193,200, or 50%, to $193,700 from $386,900 for the same period during 2000. Interest and other income consist primarily of interest income on excess cash and interest and dividend income on available-for-sale securities. The decrease was due to lower amounts of excess cash and available-for-sale securities on-hand during the first quarter of 2001 as compared with the same period in 2000.

   Loss on Joint Venture - Related Party

   Loss on joint venture - related party for the three-month period ended March 31, 2001 decreased by $236,400, or 95%, to $13,600 from $250,000 for the same period during 2000. Operations of our China joint venture began during the three-month period ended March 31, 2000. During the three-month period ended March 31, 2000, the joint venture charged significant purchases of in-process research and development costs to expense whereas no such purchases were made during the current period.

   We anticipate that quarterly losses from our joint venture activity will increase over the loss reported during the current period throughout the remainder of 2001.

   Net Loss

   As a result of the foregoing items, net loss for the three month period ended March 31, 2001 was $2,170,800, an increase of $996,500, or 85%, from a net loss of $1,174,300 for the same period during 2000.

Liquidity and Capital Resources

   As of March 31, 2001, cash and cash equivalents and available-for-sale securities totaled $11,134,400, a decrease of $2,632,700, or 19%, from $13,767,100 as of December 31, 2000.

   The decrease in cash and cash equivalents and available-for-sale securities was primarily attributable to net cash used in operating activities, which was substantially comprised of our net loss of $2,170,800 and an increase in accounts receivable of $1,348,800. Offsetting these amounts were non-cash transactions, such as depreciation and amortization, totaling $853,400, an increase in accounts payable and accrued liabilities totaling $81,400 and a decrease in prepaid expense and other current assets totaling $75,400.

   The net cash provided by investing activities of $1,013,900 offset the decrease in cash and cash equivalents and available-for-sale securities. Significant investing activities during the current period included: purchases of available-for-sale securities of $809,000, which were offset by sales of available-for-sale securities of $2,035,000; additional investments in our China joint venture totaling $44,200; and the purchase of other capital assets including technology and equipment, totaling $167,900.

   Accounts receivable as of March 31, 2001 increased, net of the Allowance for Doubtful Accounts, by $1,348,800, or 180%, to $2,098,000, from $749,200 as of
December 31, 2000. The primary reasons for the increase were the closing of a significant licensing deal during the final month of the current period and our standard credit policies. The substantial majority of the outstanding balance at the end of the current period was collected during April 2001.

   As of March 31, 2001, purchased technology decreased by $309,200, or 10%, to $2,744,400 from $3,053,600 as of December 31, 2000. Purchased technology is comprised of various acquired technologies that have been incorporated into one or more of our products. These amounts are amortized to cost of revenue and the decrease represents the current period's amortization charge.

   In March 2000 we funded our China joint venture with $3,500,000. Our initial investment has been offset by the recognition of our share of the joint venture's operations since inception. The balance at the end of the current period reflects the current carrying value of our investment.

   Current liabilities as of March 31, 2001 increased by $37,100, or 2%, to $2,020,400 from $1,983,300 as of December 31, 2000. Current liabilities are comprised of accounts payable, accrued liabilities, short term notes payable and deferred revenue. Increases in accounts payable and deferred revenue were virtually offset by decreases in accrued liabilities and short-term notes payable. The note payable matures during the second quarter 2001. We currently anticipate rolling the note upon its maturity for another one-year period.

   As of March 31, 2001, we had cash and cash equivalents of $6,783,400 as well as $4,351,000 in available-for-sale securities compared to total liabilities of $1,848,800, exclusive of deferred revenue of $171,600. We anticipate that our current cash balances and available-for-sale securities, as well as anticipated revenue from operations, will be sufficient to meet our working capital and capital expenditure needs through the next twelve months.

   Adoption of New Accounting Pronouncements

   In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the quarter ending September 30, 2000. The adoption of SAB 101 did not have a material effect on our financial results.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on our financial results.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings

   Reference is made to note 5 to the unaudited condensed financial statements comprising a portion of this report.

ITEM 2. Changes in Securities and Use of Proceeds

   During the current period we issued options to purchase 558,000 shares of our common stock, at exercise prices ranging from $1.28 to $2.06 per share, to various employees pursuant to our 1998 Stock Option/Stock Issuance Plan.

   The granting of such stock options to the employees was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None

(b) Reports of Form 8-K

We filed no reports on Form 8-K during the first quarter of the year ending December 31, 2001.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GraphOn Corporation
                                                   (Registrant)

                                          Date: May 9, 2001
                                          By:  /s/ Walter Keller
                                          ---------------------------------
                                                    Walter Keller,
                                          Chief Executive Officer and President
                                             (Principal Executive Officer)

                                          Date: May 9, 2001
                                          By: /s/ William Swain
                                          ---------------------------------
                                                    William Swain,
                                                Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)