Form 10-Q
period 2001-06-30
GRAPHON CORP/DE
filed 2001-08-02
CIK 1021435

================================================================================
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001

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

                    ----------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of July 23, 2001 there were issued and outstanding 17,288,505 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                               GRAPHON CORPORATION

                                    FORM 10-Q

                                Table of Contents



                                                                            Page

      PART I.

      Item 1.Financial Statements
               Condensed Balance Sheets                                        2
               Condensed Statements of Operations                              3
               Condensed Statements of Cash Flows                              4
               Notes to Condensed Financial Statements                         5

      Item 2.Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

      Item 3.Quantitative and Qualitative Disclosures About
             Market Risk                                                      14

      PART II.

      Item 1.Legal Proceedings                                                15

      Item 2.Changes in Securities and Use of Proceeds                        15

      Item 6.Exhibits and Reports on Form 8-K                                 15

      Signatures                                                              16

                      PART I--FINANCIAL INFORMATION

                       ITEM I Financial Statements


                           GRAPHON CORPORATION
                        CONDENSED BALANCE SHEETS

                                                        June 30,     December 31,
                                                          2001           2000
      ASSETS                                         ------------    ------------
   ------------                                        (Unaudited)
Current Assets:
  Cash and available-for-sale securities .........   $ 10,110,400    $ 13,767,100
  Accounts receivable, net of allowance for
   doubtful accounts of $100,000 and $100,000 ....      3,115,100         749,200
  Prepaid expenses and other current assets ......         90,200         345,800
                                                     ------------    ------------
  Total Current Assets ...........................     13,315,700      14,862,100
                                                     ------------    ------------

Purchased technology, net ........................      8,944,100       3,053,600
Long-term investment - China joint venture .......        956,400         891,900
Other assets .....................................      2,365,700       2,232,200
                                                     ------------    ------------
    TOTAL ASSETS .................................   $ 25,581,900    $ 21,039,800
                                                     ============    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities .......   $  1,903,300    $  1,834,300
  Deferred Revenue ...............................      1,751,100         149,000
                                                     ------------    ------------
  Total Current Liabilities ......................      3,654,400       1,983,300
                                                     ------------    ------------
Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding ....             --              --
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 17,225,933 and 14,671,175
 shares issued and outstanding ...................          1,700           1,500
Additional paid in capital .......................     45,854,500      39,116,000
Deferred Compensation ............................       (511,700)     (1,131,600)
Accumulated other comprehensive income ...........         12,300           1,900
Accumulated deficit ..............................    (23,429,300)    (18,931,300)
                                                     ------------    ------------
Total Stockholders' Equity .......................     21,927,500      19,056,500
                                                     ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $ 25,581,900    $ 21,039,800
                                                     ============    ============

        See accompanying notes to condensed financial statements.

                                            GRAPHON CORPORATION
                                    CONDENSED STATEMENTS OF OPERATIONS

                                                            Three Months Ended           Six Months Ended
                                                                June 30,                     June 30,
                                                              -----------                  -----------
                                                            2001           2000           2001          2000
                                                       ------------   ------------   ------------   ------------
                                                        (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Revenue .............................................  $  1,935,600   $    542,400   $  4,256,200   $  1,844,200
Revenue - related party .............................          --        1,300,000           --        1,800,000
                                                       ------------   ------------   ------------   ------------
  Total Revenue .....................................     1,935,600      1,842,400      4,256,200      3,644,200
                                                       ------------   ------------   ------------   ------------

Cost of revenue .....................................       367,900        192,400        749,900        349,600
Cost of revenue - related party .....................          --           62,300           --           73,900
                                                       ------------   ------------   ------------   ------------
  Total Cost of Revenue .............................       367,900        254,700        749,900        423,500
                                                       ------------   ------------   ------------   ------------
  Gross Profit ......................................     1,567,700      1,587,700      3,506,300      3,220,700
                                                       ------------   ------------   ------------   ------------
Operating Expenses:
Selling and marketing ...............................     1,543,000      1,362,800      2,968,500      2,781,300
General and administrative ..........................     1,348,200        895,600      2,855,400      1,872,000
Research and development ............................     1,116,100        914,000      2,469,300      1,462,500
                                                       ------------   ------------   ------------   ------------
Total Operating Expenses ............................     4,007,300      3,172,400      8,293,200      6,115,800
                                                       ------------   ------------   ------------   ------------
Loss From Operations ................................    (2,439,600)    (1,584,700)    (4,786,900)    (2,895,100)
Other Income (Expense):
  Interest and other income .........................       146,400        264,700        340,100        651,600
  Interest and other expense ........................        (6,900)          --          (10,500)          --
  Loss on joint venture .............................       (27,100)      (902,800)       (40,700)    (1,152,800)
                                                       ------------   ------------   ------------   ------------
  Total Other Income (Expense) ......................       112,400       (638,100)       288,900       (501,200)
                                                       ------------   ------------   ------------   ------------
Loss Before Provision for Income Taxes ..............    (2,327,200)    (2,222,800)    (4,498,000)    (3,396,300)
Provision for Income Taxes ..........................          --           17,000           --           17,800
                                                       ------------   ------------   ------------   ------------
Net Loss ............................................  $ (2,327,200)  $ (2,239,800)  $ (4,498,000)  $ (3,414,100)
                                                       ------------   ------------   ------------   ------------
Basic and Diluted Loss per Common Share .............  $      (0.16)  $      (0.15)  $      (0.31)  $      (0.24)
                                                       ============   ============   ============   ============
Weighted Average Common Shares Outstanding               14,778,768     14,626,851     14,742,910     14,263,913
                                                       ============   ============   ============   ============

                See accompanying notes to condensed financial statements.

                               GRAPHON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                                 June 30,
                                                             2001          2000
                                                       ------------   ------------
                                                         (Unaudited)   (Unaudited)

Cash Flows From Operating Activities:
Net loss ............................................  $ (4,498,000)  $ (3,414,100)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization .....................       978,100        505,400
  Loss on disposal of fixed assets ..................          --           12,900
  Amortization of deferred compensation .............       740,100        685,200
  Provision for doubtful accounts ...................          --          250,000
  Loss on joint venture - related party .............        40,700      1,152,800
Changes in operating assets and liabilities:
  Accounts receivable ...............................    (2,365,900)    (2,064,500)
  Prepaid expenses and other assets .................       255,600         53,400
  Accounts payable ..................................       133,700        206,400
  Accrued expenses ..................................        25,600        287,200
  Deferred revenue ..................................     1,602,100         24,900
                                                       ------------   ------------
Net Cash Used In Operating Activities ...............    (3,088,000)    (2,300,400)
                                                       ------------   ------------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities ...........    (2,214,300)    (5,360,500)
Proceeds from sale of available-for-sale securities .     4,910,400           --
Capitalization of software development costs ........      (132,500)      (343,400)
Capital expenditures ................................      (313,600)      (250,700)
Other assets ........................................       (56,000)       (17,300)
Purchase of technology ..............................          --         (170,000)
Investment in joint venture - related party .........      (105,200)    (3,500,000)
                                                       ------------   ------------
  Net Cash Provided By (Used In) Investing Activities     2,088,800     (9,641,900)
                                                       ------------   ------------
Cash Flows From Financing Activities:
Repayment of note payable ...........................       (90,300)          --
Net proceeds from issuance of common stock ..........       118,500     12,230,900
                                                       ------------   ------------
    Net Cash Provided By Financing Activities .......        28,200     12,230,900
                                                       ------------   ------------
Effect of exchange rate fluctuations on cash and
  cash equivalents ..................................          (300)          (300)
                                                       ------------   ------------
Net Increase (Decrease) in Cash and Cash Equivalents       (971,300)       288,300

Cash and Cash Equivalents, beginning of period ......     8,200,100      8,481,500
                                                       ------------   ------------
Cash and Cash Equivalents, end of period ............  $  7,228,800   $  8,769,800
                                                       ============   ============

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense ..................      $      3,600   $       --
Cash paid for income taxes ......................               --             800

Non-cash transactions:
Issuance of options and warrants for services ...      $    120,200   $    313,600
Issuance of stock for technology ................         6,500,000           --

        See accompanying notes to condensed financial statements.

                     GRAPHON CORPORATION
            NOTES TO CONDENSED FINANCIAL STATEMENTS


1. Basis of Presentation

   The unaudited condensed financial statements of GraphOn Corporation (the Company) included herein have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows.

   The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission (the Commission) on April 2, 2001. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2001, or any future period.

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

3. Stockholders' Equity

   During the six months ended June 30, 2001, the Company issued 22,775 shares of common stock to employees pursuant to the exercise by those employees of stock options granted under the 1998 Stock Option/Stock Issuance Plan, resulting in cash proceeds of $36,900. During the six months ended June 30, 2001, the Company sold 31,983 shares of common stock to employees under the Employee Stock Purchase Plan, resulting in cash proceeds of $81,600. Additionally, during the six months ended June 30, 2001, the Company issued 2,500,000 shares of common stock to Menta Software Ltd. (Menta) in conjunction with the licensing of Menta's proprietary technology (Note 7).

4. Joint Venture

   Investments in the China joint venture are accounted for by using the equity method, under which the Company's share of earnings (loss) from the joint venture are reflected as income earned (lost) and dividends are credited against the investment in the joint venture as received.

5. Litigation

   As last reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company was engaged in litigation in the Superior Court of the State of California, Santa Clara County, with Insignia Solutions plc (Insignia) and Citrix Systems, Inc (Citrix). On April 3, 2001, the Company, Insignia and Citrix agreed to settle this litigation with prejudice by an exchange of reciprocal releases.

6.  Condensed Statement of Operations of Unconsolidated Subsidiary


                                GraphOn China Ltd
                          (A Development Stage Company)
                        Condensed Statement of Operations


                                     (Unaudited)  (Unaudited)
                                     Six Months   Six Months
                                        Ended        Ended
                                   June 30, 2001 June 30, 2000
                                    -----------  -----------
      Operating expense

       Selling and marketing        $   100,000  $   305,600

       General and administrative         2,200      600,000
                                    -----------  -----------

       Research and development               -    1,400,000
                                    -----------  -----------

        Total operating expense         102,200    2,305,600
                                    -----------  -----------

      Loss from operations             (102,200)  (2,305,600)
                                    -----------  -----------

       Other income

        Interest and other income        20,800            -
                                    -----------  -----------

      Net loss                      $   (81,400) $(2,305,600)
                                    ===========  ===========

    a)  The Company. GraphOn China, Ltd. (GraphOn China) was formed in
        March 2000 as a joint venture between the Company and Tianjin Development Holdings, Ltd. (Tianjin) with each of the two parties owning 50% of GraphOn China. The purpose of GraphOn China is to bring the Company's GO-Global software and other technology solutions to China's business-to-business internet and software markets.

        Upon inception of GraphOn China, the Company and Tianjin each invested $3,500,000, in exchange for 3,500,000 shares of GraphOn China's common stock.

    b) Going Concern. As last reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, GraphOn China has incurred a net loss since inception and, as of December 31, 2000, had an accumulated deficit of $5,216,300. This factor, as well as the uncertainty regarding GraphOn China's ability to obtain additional financing, creates an uncertainty about GraphOn China's ability to continue as a going concern. Management is developing a plan to obtain continued financing. The statement of operations does not include any adjustments that might be necessary should GraphOn China be unable to continue as a going concern.

    c) Selling and Marketing Expense. For the six month period ended June 30, 2001, selling and marketing expense consisted primarily of salaries and associated benefits and travel expense. Selling and marketing expense for the six month period ended June 30, 2001 decreased by $205,600, or 68.5%, to $100,000 from $305,600 for the same period in the prior year. The decrease from the prior year is primarily due to the reduction in outside consulting services and selling and marketing supplies expenses which were incurred during the six month period ended June 30, 2000.

    d) General and Administrative Expense. For the six month period ended June 30, 2001, general and administrative expense consisted primarily of communications. General and administrative expense for the six month period ended June 30, 2001 decreased by $597,800, or 99.6%, to $2,200 from
        $600,000 for the same period in the prior year. The decrease from the prior year is primarily due to the reduction in outside consulting services and legal fees which were incurred during the six month period ended June 30, 2000.

    e) Research and Development Expense. No research and development expenses were incurred during the six month period ended June 30, 2001. During the six month period ended June 30, 2000, research and development expense consisted of the write-off of in-process research and development which was acquired by GraphOn China from the Company.

    f) Other Income. Other income consisted primarily of interest income earned on excess cash on hand.

7. Purchased Technology - Menta

   The Company acquired a perpetual, fully paid-up, exclusive license from Menta, an Israeli corporation, to use and exploit Menta's proprietary "thin" client and web-based applications management software, in exchange for 2,500,000 shares of common stock, which were priced at fair market value, as quoted by The Nasdaq National Market. The Company capitalized $6,500,000 as the historical cost of the licensed technology. The Company amortizes licensed technology to cost of sales over a three year period and will begin amortizing this technology during the third quarter 2001.

   The Company also acquired the exclusive right, exercisable at the Company's option at any time up to and through July 17, 2002, to acquire the software licensed from Menta, together with all related intellectual property rights, for an additional 440,000 shares of common stock.

   In a contemporaneous transaction, the Company granted Menta a non-exclusive license to use and exploit its U.S. Patent No.
5,831,609 entitled "Method and System for Dynamic Transaction between Different Graphical User Interface Systems."

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and in other documents filed by the Company with the Securities and Exchange Commission.

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

   We believe that this provides a significant advantage for our customers. ISVs can web-enable their applications while retaining the rich look and feel that their customers expect to see. Organizations can provide easy access to their own enterprise applications over the corporate intranet with web browsers. Application service providers (ASPs) can serve up applications to their users regardless of display device and data connection. Through our approach, we believe ISVs and ASPs gain significant competitive advantages.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2001 Versus the Three and Six-Month Periods Ended June 30, 2000

   Revenue

   Total revenue for the three-month period ended June 30, 2001 increased by $93,200, or 5.1%, to $1,935,600 from $1,842,400 for the same period in 2000.
Total revenue for the six-month period ended June 30, 2001 increased by $612,000, or 16.8%, to $4,256,200 from $3,644,200 for the same period in 2000.
The increase for the three-month period ended June 30, 2001 was comprised of a $1,393,200 increase in revenue, offset by a $1,300,000 decrease in revenue-related party. The increase in revenue was primarily attributable to several significant licensing agreements, which accounted for more than half of the revenue during the three month period ended June 30, 2001. The increase for the six-month period ended June 30, 2001 was comprised of a $2,412,000 increase in revenue, offset by a $1,800,000 decrease in revenue-related party. The increase in revenue was primarily attributable to several significant licensing agreements, which accounted for more than half the revenue for the six months ended June 30, 2001. All of the revenue-related party for the three and six-month periods ended June 30, 2000 were derived from our China joint venture. We derived no revenue from our China joint venture during either the three or six month period ended June 30, 2001.

   Currently, a significant portion of licensing fees are derived from a limited number of customers, which vary from quarter to quarter. We expect this trend to continue throughout 2001.

   Cost of Revenue

   Cost of revenue for the three-month period ended June 30, 2001 increased by $113,200, or 44.4%, to $367,900 from $254,700 for the same period in 2000. Cost of revenue for the six-month period ended June 30, 2001 increased by $326,400, or 77.1%, to $749,900 from $423,500 for the same period in 2000. Cost of revenue consists primarily of amortization of capitalized software costs, including acquired software technology and software technology developed in-house. Other items included in cost of revenue are customer service costs and shipping and packaging materials. The increase for the three and six-month periods ended June 30, 2001 is substantially comprised of amortization resulting from the significant technology acquisition made during the third quarter of 2000, as previously reported.

   We expect cost of revenue to increase significantly during the second half of 2001, as compared to the first half of 2001, as we begin amortizing the technology licensed from Menta (Note 7).

   Accounting principles generally accepted in the United States require that certain costs of software acquired, or developed in-house, that are incurred and incorporated into products developed for sale, lease, or otherwise marketed, be capitalized and amortized over time. Generally, such capitalized costs are those costs incurred between the time the software being developed has achieved technological feasibility and the product is available for general release to customers. Generally, we amortize these costs over a three year period.

   Selling and Marketing Expenses

   Selling and marketing expenses for the three-month period ended June 30, 2001 increased by $180,200, or 13.2%, to $1,543,000 from $1,362,800 for the same period in 2000. Selling and marketing expenses for the six-month period ended June 30, 2001 increased by $187,200, or 6.7%, to $2,968,500 from $2,781,300 for the same period in 2000. Selling and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, and advertising costs. Also included in selling and marketing expenses is amortization of non-cash compensation resulting from the issuance of stock options and warrants to various outside sales and marketing consultants.

   The increase for the three and six-month periods ended June 30, 2001 is primarily comprised of human resources costs, including salaries, fringe benefits and commissions as we have approximately doubled our sales and marketing forces to 31 professionals and support staff as of June 30, 2001 from 16 as of June 30, 2000. Offsetting these increased costs is an approximate $563,000 decrease in amortization expense related to warrants which had been issued in prior years to outside consultants. The majority of these warrants became fully amortized prior to December 31, 2000. We anticipate that selling and marketing expenses will be higher in the future quarters of 2001 as we continue to implement our previously disclosed plan of increasing our sales force and increasing our marketing efforts in order to achieve our revenue goals for the year.

   General and Administrative Expenses

   General and administrative expenses for the three-month period ended June 30, 2001 increased by $452,600, or 50.5%, to $1,348,200 from $895,600 for the same period in 2000. General and administrative expenses for the six-month period ended June 30, 2001 increased by $983,400, or 52.5%, to $2,855,400 from
$1,872,000 for the same period in 2000. General and administrative expenses primarily consist of salaries and associated benefits, legal and professional services, and amortization of non-cash compensation resulting from the issuance of stock options and warrants to various financial consultants.

   Factors contributing to the increased general and administrative expenses for the three and six-month periods ended June 30, 2001 as compared with the same periods in the prior year included increased employee related expenses due to additional staff and related salary and benefits coverage, increased accounting and legal fees, and increased amortization of non-cash compensation. Offsetting these increases were various decreases including costs associated with relocating our corporate headquarters from Campbell, California to Morgan Hill, California during the first quarter 2000, a corresponding decrease in the cost of maintaining both corporate facilities once the move was complete, and a decrease in bad debts expense.

   We anticipate that the quarterly general and administrative expenses for the remainder of 2001 will approximate those of the three month period ended June 30, 2001.

   Research and Development Expenses

   Research and development expenses for the three-month period ended June 30, 2001 increased by $202,100, or 22.1%, to $1,116,100 from $914,000 for the same period in 2000. Research and development expenses for the six-month period ended June 30, 2001 increased by $1,006,800, or 68.8%, to $2,469,300 from $1,462,500 for the same period in 2000. Research and development expenses consist primarily of salaries and benefits to software engineers, supplies and payments to contract programmers and rent on facilities. The increase for the three and six-month periods ended June 30, 2001 is comprised of human resources costs, including wages and benefits, resulting from increased staffing levels, as well as increased usage of outside consultants.

   Also causing the increase was a decrease in the amount of research and development wages that were capitalized during the first six months of 2001 as compared with 2000. During the first six months of 2000, we capitalized approximately $343,400 of research and development wages related to development costs of our Bridges for Windows product, after technological feasibility had been established, but prior to general release to customers. During the first six months of 2001, we capitalized approximately $132,500 of research and development wages related to the development of our GO-Global:UX product, after technological feasibility had been established, but prior to general release. Our staffing levels within research and development have increased slightly during the first six months of 2001 as compared to the first six months of 2000.

Since the staffing levels have increased, and we capitalized less wages, more wages were expensed under accounting principles generally accepted in the United States, during the first six months of 2001 as compared with 2000.

   We anticipate that quarterly research and development expenses will remain consistent with those of the three months ended June 30, 2001 throughout the remainder of 2001 as we continue to develop and upgrade our product offerings.

   Interest and Other Income

   Interest and other income for the three-month period ended June 30, 2001 decreased by $118,300, or 44.7%, to $146,400 from $264,700 for the same period during 2000. Interest and other income for the six-month period ended June 30, 2001 decreased by $311,500, or 47.8%, to $340,100 from $651,600 for the same period during 2000. Interest and other income consist primarily of interest income on excess cash and interest and dividend income on available-for-sale securities. Part of the decrease for the three and six-month periods ended June 30, 2001 was due to lower amounts of excess cash and available-for-sale securities on-hand as compared with the same periods in 2000. Also responsible for the decrease for the three and six-month periods ended June 30, 2001 was the decrease in interest rates being paid by our investments.

   Loss on Joint Venture

   Loss on joint venture for the three-month period ended June 30, 2001 decreased by $875,700, or 97.0%, to $27,100 from $902,800 for the same period during 2000. Loss on joint venture for the six month period ended June 30, 2001 decreased by $1,112,100, or 96.5%, to $40,700 from $1,152,800 for the same period during 2000. Operations of our China joint venture began during the three-month period ended March 31, 2000. During the three and six-month periods ended June 30, 2000, the joint venture charged significant purchases of in-process research and development costs to expense whereas no such purchases were made during the three or six-month periods ended June 30, 2001.

   We anticipate that quarterly losses from our joint venture activity will decrease as compared to the loss reported during the current period throughout the remainder of 2001.

   Net Loss

   As a result of the foregoing items, net loss for the three month period ended June 30, 2001 was $2,327,200, an increase of $87,400, or 3.9%, from a net loss of $2,239,800 for the same period during 2000. Net loss for the six month period ended June 30, 2001 was $4,498,000, an increase of $1,083,900, or 31.7%, from a net loss of $3,414,100 for the same period during 2000.

Liquidity and Capital Resources

   As of June 30, 2001, cash and cash equivalents and available-for-sale securities totaled $10,110,400, a decrease of $3,656,700, or 26.6%, from $13,767,100 as of December 31, 2000.

   The decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities, which was substantially comprised of our net loss of $4,498,000. Operating activities, which increased cash flow, included; non-cash transactions, such as depreciation and amortization, totaling $1,718,200, an increase in deferred revenue totaling $1,602,100, an increase in accounts payable and accrued liabilities totaling $159,300, and a decrease in prepaid expense and other current assets totaling $255,600. Offsetting these amounts was an increase in accounts receivable of $2,365,900.

   The net cash provided by investing activities of $2,088,800 offset the decrease in cash and cash equivalents. Significant investing activities during the current period included: purchases of available-for-sale securities of $2,214,300, which were offset by sales of available-for-sale securities of $4,910,400; additional investments in our China joint venture totaling $105,200; the purchase of other capital assets including technology and equipment, totaling $313,600 and the capitalization of engineering wages incurred in the development of software contained within our newly released GO-Global family of products totaling $132,500.

   Accounts receivable as of June 30, 2001 increased, net of the allowance for doubtful accounts, by $2,365,900, or 315.7%, to $3,115,100, from $749,200 as of
December 31, 2000. The primary reason for the increase was the closing of several significant licensing agreements during the final month of the current period. As of June 30, 2001, accounts receivable were greater than revenue recognized during the three month period then ended. Due to the timing of contractual obligations, significant portions of our accounts receivable have not been recognized as revenue during the three month period ended June 30, 2001, but these amounts have been recorded as deferred revenue and will be recognized as revenue in future periods.

   Deferred revenue as of June 30, 2001 increased by $1,602,100, or 1,075.2%, to $1,751,100 from $149,000 as of December 31, 2000. The increase is due to the terms of the various licensing agreements and maintenance contracts we entered into during the three months ended June 30, 2001, which were offset by previously deferred items being recognized as revenue. Increases in deferred revenue reflect the application of generally accepted accounting principles in the United States, which set forth certain criteria for the current recognition of revenue in the financial statements. Revenues which do not currently meet the criteria are charged to deferred revenue and are recognized either ratably over the time period during which purchased services are provided to the customer, such as maintenance contracts, or at such time that all revenue recognition criteria have been met.

   As of June 30, 2001, purchased technology increased by $5,890,500, or 192.9%, to $8,944,100 from $3,053,600 as of December 31, 2000. Purchased technology is comprised of various acquired technologies that have been incorporated into one or more of our products. These amounts are amortized to cost of revenue, generally over a three year period. The substantial majority of the increase is due to the licensing of technology from Menta (Note 7). Offsetting the increase is the amortization expense for the six months ended June 30, 2001, which was charged to cost of revenue.

   In March 2000 we funded our China joint venture with $3,500,000. Our initial investment has been offset by the recognition of our share of the joint venture's operations since inception. The balance at June 30, 2001 reflects the carrying value of our investment.

   Other current liabilities as of June 30, 2001 increased by $69,000, or 3.8%, to $1,903,300 from $1,834,300 as of December 31, 2000. Other current liabilities are comprised of accounts payable and accrued expenses. The increase in other current liabilities was due to small increases in both accounts payable and accrued expenses, which were offset by full repayment of the note payable, which was outstanding as of December 31, 2000. The note payable matured during the second quarter 2001. During July 2001 the note was renewed for another one-year period.

   As of June 30, 2001, we had cash and cash equivalents of $7,228,800 as well as $2,881,600 in available-for-sale securities compared to total liabilities of $1,903,300, exclusive of deferred revenue of $1,751,100. We anticipate that the total of these cash balances and available-for-sale securities, as well as anticipated revenue from operations, will be sufficient to meet our working capital and capital expenditure needs through the next twelve months.

   New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

   SFAS 142 requires, among other things, that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

   At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on its financial position and results of operations.

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

ITEM 2. Changes in Securities and Use of Proceeds

   During the three month period ended June 30, 2001, we issued options to purchase 494,650 shares of our common stock, at exercise prices ranging from $0.91 to $2.40 per share, to various employees pursuant to our various Stock Option/Stock Issuance Plans.

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

   During the three month period ended June 30, 2001, we issued 2,500,000 common shares to Menta in exchange for a license to certain of their proprietary technology. Based on the then fair market value of our common stock, we capitalized the technology with a $6,500,000 cost basis (Note 7).

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None

(b) Reports of Form 8-K


  On May 10, 2001, we filed a report on Form 8-K with the Commission. We disclosed, under Item 5 (Other Events) of the From 8-K, that on April 3, 2001, we, Insignia Solutions plc and Citrix Systems, Inc. agreed to settle litigation with prejudice by an exchange of reciprocal releases. Such litigation was previously reported in our Annual Report on Form 10-K for the year ended December 31, 2000.


  Additionally, we disclosed that in a contemporaneous transaction we granted to Citrix an irrevocable, perpetual, non-exclusive license (without the right to sublicense) under our U.S. Patent No. 5,831,609 which is entitled "Method and System for Dynamic Translation Between Different Graphical User Interface Systems" in exchange for a one-time license fee. This patent claims a method to allow Microsoft(R) Windows(R) applications residing on Windows computers to be remotely displayed on X Window System devices, such as UNIX workstations.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GraphOn Corporation
                                              (Registrant)

                                    Date: August 2, 2001
                                    By:  /s/ Walter Keller
                                    ---------------------------------
                                              Walter Keller,
                                    Chief Executive Officer and President
                                       (Principal Executive Officer)

                                    Date: August 2, 2001
                                    By: /s/ William Swain
                                    ---------------------------------
                                               William Swain,
                                          Chief Financial Officer
                                      (Principal Financial Officer and
                                        Principal Accounting Officer)