Form 10-Q
period 2001-09-30
GRAPHON CORP/DE
filed 2001-11-13
CIK 1021435

===============================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                             ----------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 9, 2001 there were issued and outstanding 17,321,480 shares of the Registrant's Common Stock, par value $0.0001.

        ===============================================================

                               GRAPHON CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                     PAGE
                                                                     ----

PART I.

Item 1.      Financial Statements
                Condensed Balance Sheets                               2
                Condensed Statements of Operations                     3
                Condensed Statements of Cash Flows                     4
                Notes to Condensed Financial Statements                5

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       7

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                              14

PART II.

Item 1.      Legal Proceedings                                        15

Item 2.      Changes in Securities and Use of Proceeds                15

Item 6.      Exhibits and Reports on Form 8-K                         15

Signatures                                                            17

                          PART I--FINANCIAL INFORMATION

                           ITEM I FINANCIAL STATEMENTS


                               GRAPHON CORPORATION
                            CONDENSED BALANCE SHEETS

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2001             2000
        ASSETS                                     -------------    -----------
     ------------                                   (UNAUDITED)
Current Assets:
   Cash and available-for-sale securities            $ 8,946,800    $13,767,100
   Accounts receivable, net of allowance for
    doubtful accounts of $250,000 and $100,000         1,018,200        749,200
   Prepaid expenses and other current assets             267,300        345,800
                                                     -----------    -----------
   Total Current Assets                               10,232,300     14,862,100
                                                     -----------    -----------

Purchased technology, net                              8,104,200      3,053,600
Long-term investment - China joint venture                     -        891,900
Other assets                                           2,448,100      2,232,200
                                                     -----------    -----------
     TOTAL ASSETS                                    $20,784,600    $21,039,800
                                                     ===========    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
   Accounts payable and accrued liabilities          $ 2,705,800    $ 1,834,300
   Deferred Revenue                                      276,700        149,000
                                                     -----------    -----------
   Total Current Liabilities                           2,982,500      1,983,300
                                                     -----------    -----------
Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding                  -              -
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 17,226,004 and 14,671,175
 shares issued and outstanding                             1,700          1,500
Additional paid in capital                            45,854,600     39,116,000
Deferred Compensation                                   (294,100)    (1,131,600)
Accumulated other comprehensive income                    13,300          1,900
Accumulated deficit                                  (27,773,400)   (18,931,300)
                                                     -----------    -----------
Total Stockholders' Equity                            17,802,100     19,056,500
                                                     -----------    -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $20,784,600    $21,039,800
                                                     ===========    ===========

            See accompanying notes to condensed financial statements.


                                           GRAPHON CORPORATION
                                   CONDENSED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                    --------------               --------------
                                                 2001           2000           2001           2000
                                             -----------     -----------    -----------    -----------
                                              (UNAUDITED)   (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Revenue                                      $ 1,018,300     $ 2,382,500    $ 5,274,500   $  4,226,700
Revenue - related party                                -         350,000              -      2,150,000
                                             -----------     -----------    -----------   ------------
   Total Revenue                               1,018,300       2,732,500      5,274,500      6,376,700
                                             -----------     -----------    -----------   ------------

Cost of revenue                                  933,700         255,000      1,683,600        604,600
Cost of revenue - related party                        -          21,900              -         95,800
                                             -----------     -----------    -----------   ------------
   Total Cost of Revenue                         933,700         276,900      1,683,600        700,400
                                             -----------     -----------    -----------   ------------
   Gross Profit                                   84,600       2,455,600      3,590,900      5,676,300
                                             -----------     -----------    -----------   ------------
Operating Expenses:
Selling and marketing                          2,141,700       1,388,100      5,110,200      4,169,600
General and administrative                     1,264,500       1,150,600      4,119,900      3,022,400
Research and development                       1,090,000       1,195,600      3,559,300      2,658,100
                                             -----------     -----------    -----------   ------------
Total Operating Expenses                       4,496,200       3,734,300     12,789,400      9,850,100
                                             -----------     -----------    -----------   ------------
Loss From Operations                          (4,411,600)     (1,278,700)    (9,198,500)    (4,173,800)
Other Income (Expense):
   Other income (expense), net                    67,900         255,400        397,500        907,000
   Loss on joint venture                            (400)     (1,012,800)       (41,100)    (2,165,600)
                                             -----------     -----------    -----------   ------------
   Total Other Income (Expense)                   67,500        (757,400)       356,400     (1,258,600)
                                             -----------     -----------    -----------   ------------
Loss Before Provision for Income Taxes        (4,344,100)     (2,036,100)    (8,842,100)    (5,432,400)
Provision for Income Taxes                             -         (17,000)             -            800
                                             -----------     -----------    -----------   ------------
Net Loss                                     $(4,344,100)    $(2,019,100)   $(8,842,100)  $ (5,433,200)
                                             -----------     -----------    -----------   ------------
Basic and Diluted Loss per Common Share      $     (0.25)    $     (0.14)   $     (0.57)  $      (0.38)
                                             ===========     ===========    ===========   ============
Weighted Average Common Shares Outstanding    17,225,996      14,651,037     15,579,701     14,394,263
                                             ===========     ===========    ===========   ============

            See accompanying notes to condensed financial statements.

                               GRAPHON CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                       2001              2000
                                                    -----------      -----------
                                                    (UNAUDITED)      (UNAUDITED)

Cash Flows From Operating Activities:
Net loss                                             $(8,842,100)  $(5,433,200)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                       2,017,800       857,100
   Loss on disposal of fixed assets                       28,200        12,900
   Amortization of deferred compensation                 957,700     1,081,600
   Provision for doubtful accounts                       150,000        75,000
   Loss on joint venture - related party                  41,100     2,165,600
Changes in operating assets and liabilities:
   Accounts receivable                                  (419,000)     (922,900)
   Prepaid expenses and other assets                      78,500      (335,800)
   Accounts payable                                      (54,400)      125,600
   Accrued expenses                                      885,000       716,700
   Deferred revenue                                      127,700       215,400
                                                     -----------   -----------
Net Cash Used In Operating Activities                 (5,029,500)   (1,442,000)
                                                     -----------   -----------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities             (2,734,000)   (6,411,100)
Proceeds from sale of available-for-sale securities    5,910,400       537,400
Capitalization of software development costs            (324,800)     (343,400)
Capital expenditures                                    (422,300)     (606,600)
Other assets                                             (37,200)            -
Purchase of technology                                         -    (2,270,000)
Investment in joint venture - related party             (103,700)   (3,500,000)
Proceeds from dissolution of
   joint venture - related party                         954,500             -
                                                     -----------   -----------
   Net Cash Provided By (Used In) Investing
     Activities                                        3,242,900   (12,593,700)
                                                     -----------   -----------
Cash Flows From Financing Activities:
Proceeds from note payable                               131,200       156,200
Repayment of note payable                                (90,300)            -
Net proceeds from issuance of common stock               118,600    12,248,200
                                                     -----------   -----------
     Net Cash Provided By Financing Activities           159,500    12,404,400
                                                     -----------   -----------
Effect of exchange rate fluctuations on cash and
   cash equivalents                                         (400)         (300)
                                                     -----------   -----------
Net Decrease in Cash and Cash Equivalents             (1,627,500)   (1,631,600)

Cash and Cash Equivalents, beginning of period         8,200,100     8,481,500
                                                     -----------   -----------
Cash and Cash Equivalents, end of period             $ 6,572,600   $ 6,849,900
                                                     ===========   ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense                       $     3,700    $     2,400
Cash paid for income taxes                                     -            800

Non-cash transactions:
Issuance of options and warrants for services        $   120,200    $   628,300
Issuance of stock for technology                       6,500,000              -

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

     The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission (the Commission ) on April 2, 2001. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2001, or any future period.

2. EARNINGS PER SHARE

     Basic earnings per share are calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated using the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the "treasury stock" method and are not included since they are antidilutive.

3. STOCKHOLDERS' EQUITY

     During the nine months ended September 30, 2001, the Company issued 22,846 shares of common stock to employees pursuant to the exercise by those employees of stock options granted under the 1998 Stock Option/Stock Issuance Plan, resulting in cash proceeds of $37,000. During the nine months ended September 30, 2001, the Company sold 31,983 shares of common stock to employees under the Employee Stock Purchase Plan, resulting in cash proceeds of $81,600. Additionally, during the nine months ended September 30, 2001, the Company issued 2,500,000 shares of common stock, valued at $6,500,000, to Menta Software Ltd. (Menta) in conjunction with the licensing of Menta's proprietary technology (Note 6).

4. JOINT VENTURE

     GraphOn China, Ltd. (GraphOn China) was formed in March 2000 as a joint venture between the Company and Tianjin Development Holdings Limited (Tianjin). Upon inception of GraphOn China, the Company and Tianjin each invested $3,500,000, in exchange for 3,500,000 shares of GraphOn China's common stock, thereby resulting in each of the two parties owning 50% of GraphOn China.

     On August 27, 2001, the Company and Tianjin mutually agreed to dissolve GraphOn China. Effective with the dissolution, all claims between or among the Company and Tianjin relating to GraphOn China were expressly and irrevocably waived. Upon dissolution, the net assets of GraphOn China were returned, equitably, to the Company and Tianjin. The Company received approximately $954,500, which approximated its net investment in GraphOn China.

     Investments in GraphOn China prior to dissolution, were accounted for by using the equity method, under which the Company's share of earnings (loss) from GraphOn China were reflected as income earned (lost) and dividends were credited against the investment in GraphOn China as received. Up until the time of dissolution, the Company had recorded losses from, and had made additional investments in GraphOn China during 2001 that totaled approximately $103,700.

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

6.   PURCHASED TECHNOLOGY - MENTA

     The Company acquired during the second quarter of 2001 a perpetual, fully paid-up, exclusive license from Menta, an Israeli corporation, to use and exploit Menta's proprietary "thin" client and web-based applications management software, in exchange for 2,500,000 shares of common stock, which were priced at fair market value, as quoted by The Nasdaq National Market. The Company capitalized $6,500,000 as the historical cost of the licensed technology. The Company amortizes licensed technology to cost of sales over a three-year period and began amortizing this technology during the third quarter 2001.

     The Company also acquired the exclusive right, exercisable at the Company's option at any time up to and through July 17, 2002, to acquire the software licensed from Menta, together with all related intellectual property rights, for an additional 440,000 shares of common stock.

     In a contemporaneous transaction, the Company granted Menta a non-exclusive license to use and exploit the Company's U.S. Patent No. 5,831,609 entitled "Method and System for Dynamic Transaction between Different Graphical User Interface Systems."

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

OVERVIEW

     We develop, market and sell business connectivity software, with current products focused on remote access and software application delivery. Our server-based software is designed to enable a diverse range of desktop computers to access server-based Windows and UNIX applications from any location, over fast or slow Internet connections. Utilizing our server-based architecture, organizations can provide web-based access to Windows, UNIX, and Linux applications from almost anywhere in the world. We believe that our technology allows universal access to software regardless of the operating system.

     Our products are developed to web-enable Windows, UNIX and Linux business applications, without any modifications to the application itself, while retaining the full functionality of the original application. We provide independent software vendors (ISVs) with an affordable, plug-and-play solution, a very quick time to market, and a branded, fully functional product. Their applications retain their original look and feel, and appear to be running directly on the desktop when they are actually being run over a local area network, the Internet, or a dial-up connection.

     We believe that this provides a significant advantage for our customers. ISVs can web-enable their applications while retaining the rich look and feel that their customers expect to see. Organizations can provide easy access to their own enterprise applications over their corporate intranet with web browsers. Application service providers (ASPs) can serve up applications to their users regardless of display device and data connection. Through our approach, we believe ISVs and ASPs gain significant competitive advantages.

RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 VERSUS THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000

     REVENUE

     Total revenue for the three-month period ended September 30, 2001 decreased by $1,714,200, or 62.7%, to $1,018,300 from $2,732,500 for the same period in
2000. Total revenue for the nine-month period ended September 30, 2001 decreased by $1,102,200, or 17.3%, to $5,274,500 from $6,376,700 for the same period in
2000. The decrease in revenue for the three-month period ended September 30, 2001 was comprised of a $1,364,200 decrease in revenue and a $350,000 decrease in revenue-related party. The decrease in revenue during the three-month period ended September 30, 2001 as compared with the comparable period in the prior year was primarily attributable to fewer licensing agreements being signed, which we believe was due to our weakened software economy which was intensified by the terrorist attacks of September 11, 2001. The decrease in revenue-related party was attributable to our China Joint Venture. All revenue-related party for the three-month period ended September 30, 2000 was from our China joint venture, whereas no revenue-related party was derived from our China joint venture during the comparable period in the current year.

     The decrease for the nine-month period ended September 30, 2001 was comprised of a $1,047,800 increase in revenue, which was offset by a $2,150,000 decrease in revenue-related party. The increase in revenue was primarily attributable to several significant licensing agreements, which were entered into during the first half of 2001. All of the revenue-related party for the nine-month period ended September 30, 2000 was derived from our China joint venture. We derived no revenue from our China joint venture during the nine-month period ended September 30, 2001.

     Currently, a significant portion of licensing fees is derived from a limited number of customers, which vary from quarter to quarter. We expect this trend to continue throughout 2001.

     COST OF REVENUE

     Cost of revenue for the three-month period ended September 30, 2001 increased by $656,800, or 237.2%, to $933,700 from $276,900 for the same period in 2000. Cost of revenue for the nine-month period ended September 30, 2001 increased by $983,200, or 140.4%, to $1,683,600 from $700,400 for the same period in 2000. Cost of revenue consists primarily of amortization of purchased technology and capitalized software costs, including acquired software technology and software technology developed in-house. Other items included in cost of revenue are customer service costs and shipping and packaging materials. The increase for the three and nine-month periods ended September 30, 2001 is substantially comprised of amortization resulting from the Menta technology acquisition made at the end of the second quarter of 2001, as previously reported.

     We expect cost of revenue to approximate third quarter 2001 levels for the next several quarterly reporting periods.

     Accounting principles generally accepted in the United States require that certain costs of software acquired, or developed in-house, that are incurred and incorporated into products developed for sale, lease, or otherwise marketed, be capitalized and amortized over time. Generally, such capitalized costs are those costs incurred between the time the software being developed has achieved technological feasibility and the product is available for general release to customers. Generally, we amortize these costs to cost of revenue over a three-year period.

     SELLING AND MARKETING EXPENSES

     Selling and marketing expenses for the three-month period ended September 30, 2001 increased by $753,600, or 54.3%, to $2,141,700 from $1,388,100 for the same period in 2000. Selling and marketing expenses for the nine-month period ended September 30, 2001 increased by $940,600, or 22.3%, to $5,110,200 from $4,169,600 for the same period in 2000. Selling and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, and advertising costs. Also included in selling and marketing expenses is amortization of non-cash compensation resulting from the issuance of stock options and warrants to various outside sales and marketing consultants.

     The increase for the three and nine-month periods ended September 30, 2001 is primarily comprised of human resources costs, including salaries, fringe benefits and commissions as we had increased our sales and marketing forces in an effort to generate additional revenues. Offsetting these increased costs is an approximate $563,000 decrease in amortization expense for the three months related to warrants which had been issued in prior years to outside consultants. The majority of these warrants became fully amortized prior to December 31, 2000. We anticipate that selling and marketing expenses will be significantly lower in the fourth quarter of 2001, as compared with the third quarter of 2001, primarily due to the workforce reduction as further discussed below under the "net loss" discussion.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the three-month period ended September 30, 2001 increased by $113,900, or 9.9%, to $1,264,500 from $1,150,600 for the same period in 2000. General and administrative expenses for the nine-month period ended September 30, 2001 increased by $1,097,500, or 36.3%, to $4,119,900 from $3,022,400 for the same period in 2000. General and administrative expenses primarily consist of salaries and associated benefits, legal and professional services, and amortization of non-cash compensation resulting from the issuance of stock options and warrants to various financial consultants.

     Factors contributing to the increased general and administrative expenses for the three and nine-month periods ended September 30, 2001 as compared with the same periods in the prior year included increased employee related expenses due to additional staff and related salary and fringe benefits, increased accounting and legal fees, increased bad debts expense, and increased amortization of non-cash compensation. Offsetting these increases were various decreases including costs associated with relocating our corporate headquarters from Campbell, California to Morgan Hill, California during the first quarter 2000, and a corresponding decrease in the cost of maintaining both corporate facilities once the move was complete.

     We anticipate that the general and administrative expenses for the fourth quarter of 2001 will be significantly lower than the third quarter of 2001, primarily due to the workforce reduction as further discussed below under the "net loss" discussion.

     RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses for the three-month period ended September 30, 2001 decreased by $105,600, or 8.8%, to $1,090,000 from $1,195,600 for the same period in 2000. Research and development expenses for the nine-month period ended September 30, 2001 increased by $901,200, or 33.9%, to $3,559,300 from $2,658,100 for the same period in 2000. Research and development expenses consist primarily of salaries and benefits to software engineers, payments to contract programmers, rent on facilities, depreciation and computer related supplies.

     The decrease for the three-month period ended September 30, 2001 is due to an increase in the amount of research and development salaries and benefits that were capitalized during the period as compared to the same period in the prior year. Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are to be capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. During the three-month period ended September 30, 2001, we capitalized approximately $192,300 of research and development salaries and benefits related to the development of our Go-Global:UX product. No product development amounts were capitalized in the corresponding period of the previous year.

The increase for the nine-month period ended September 30, 2001 is primarily due to increased employee related expenses due to additional staff and related salary and fringe benefits.

We anticipate that fourth quarter 2001 research and development expense will be lower than that of the third quarter 2001, primarily due to the workforce reduction as further discussed under the "net loss" discussion.

     OTHER INCOME (EXPENSE)

     Other income (expense) for the three-month period ended September 30, 2001 decreased by $187,500, or 73.4%, to $67,900 from $255,400 for the same period during 2000. Other income (expense) for the nine-month period ended September 30, 2001 decreased by $509,500, or 56.2%, to $397,500 from $907,000 for the same period during 2000. Other income (expense) consists primarily of interest income on excess cash, interest income on available-for-sale securities and interest expense on short-term notes payable. Part of the decrease for the three and nine-month periods ended September 30, 2001 was due to lower amounts of excess cash and available-for-sale securities on-hand as compared with the same periods in 2000. Also responsible for the decrease for the three and nine-month periods ended September 30, 2001 was the decrease in interest rates being paid by our investments.

     LOSS ON JOINT VENTURE

     Loss on joint venture for the three-month period ended September 30, 2001 decreased by $1,012,400, or 99.9%, to $400 from $1,012,800 for the same period during 2000. Loss on joint venture for the nine-month period ended September 30, 2001 decreased by $2,124,500, or 98.1%, to $41,100 from $2,165,600 for the same period during 2000. Operations of our China joint venture began during the three-month period ended March 31, 2000. During the three and nine-month periods ended September 30, 2000, the China joint venture charged significant purchases of in-process research and development costs to expense whereas no such purchases were made during the three or nine-month periods ended September 30, 2001.

     We dissolved our China joint venture during the three-month period ended September 30, 2001.

     NET LOSS

     As a result of the foregoing items, net loss for the three-month period ended September 30, 2001 was $4,344,100, an increase of $2,325,000, or 115.2%, from a net loss of $2,019,100 for the same period during 2000. Net loss for the nine-month period ended September 30, 2001 was $8,842,100, an increase of $3,408,900 or 62.7%, from a net loss of $5,433,200 for the same period during 2000. In response to the larger than anticipated operating loss for the quarter ended September 30, 2001 and disclosed in our Form 8-K dated October 4, 2001, we reduced our work force by approximately 30% and lowered management compensation effective September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, cash and cash equivalents and available-for-sale securities totaled $8,946,800, a decrease of $4,820,300, or 35.0%, from $13,767,100 as of December 31, 2000.

     The decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities, which was substantially comprised of our net loss of $8,842,100. Operating activities that increased cash flow included:
non-cash transactions, such as depreciation and amortization, totaling $2,975,500; an increase in deferred revenue totaling $127,700; an increase in accounts payable and accrued liabilities totaling $830,600; a decrease in prepaid expense and other current assets totaling $78,500; and an increase in our provision for doubtful accounts totaling $150,000. Offsetting these amounts was an increase in accounts receivable of $419,000.

     The net cash provided by investing activities of $3,242,900 offset the decrease in cash and cash equivalents. Significant investing activities included: purchases of available-for-sale securities of $2,734,000, which were offset by sales of available-for-sale securities of $5,910,400; additional investments in our China joint venture totaling $103,700, which were offset by the proceeds received upon dissolution of the China joint venture of $954,500; the purchase of other capital assets including equipment, totaling $422,300 and the capitalization of engineering wages incurred in the development of software contained within our newly released GO-Global family of products totaling $324,800.

     Accounts receivable as of September 30, 2001 increased, net of the allowance for doubtful accounts, by $269,000, or 35.9%, to $1,018,200, from $749,200 as of December 31, 2000. The primary reason for the increase was the timing of a significant royalty payment during the final month of the three-month period ended September 30, 2001.

     As of September 30, 2001, purchased technology, net of accumulated amortization, increased by $5,050,600, or 165.4%, to $8,104,200 from $3,053,600 as of December 31, 2000. Purchased technology is comprised of various acquired technologies that have been incorporated into one or more of our products. These amounts are amortized to cost of revenue, generally over a three-year period. The substantial majority of the increase is due to the licensing of technology from Menta (Note 6). Offsetting the increase is the amortization expense for the nine-month period ended September 30, 2001, which was charged to cost of revenue.

     Deferred revenue as of September 30, 2001 increased by $127,700, or 85.7%, to $276,700 from $149,000 as of December 31, 2000. The increase is due to the terms of the various licensing agreements and maintenance contracts we entered into during the nine-month period ended September 30, 2001, which were offset by previously deferred items being recognized as revenue. Increases in deferred revenue reflect the application of generally accepted accounting principles in the United States, which set forth certain criteria for the current recognition of revenue in the financial statements. Revenues which do not currently meet the criteria are charged to deferred revenue and are recognized either ratably over the time period during which purchased services are provided to the customer, such as maintenance contracts, or at such time that all revenue recognition criteria have been met.

     In March 2000 we funded our China joint venture with $3,500,000. Our initial investment has been offset by the recognition of our share of the joint venture's operations since inception. We dissolved the China joint venture during the three-month period ended September 30, 2001.

     Other current liabilities as of September 30, 2001 increased by $871,500, or 47.5%, to $2,705,800 from $1,834,300 as of December 31, 2000. Other current liabilities are comprised of accounts payable, accrued expenses and notes payable. The increase in other current liabilities was primarily due to an increase in accrued expenses, which primarily included charges for services rendered for which an invoice had not yet been received as of September 30, 2001, such as consulting fees, legal and accounting fees, and utilities.

     As of September 30, 2001, we had cash and cash equivalents of $6,572,600 as well as $2,374,200 in available-for-sale securities compared to total liabilities of $2,705,800, exclusive of deferred revenue of $276,700. We anticipate that the total of these cash balances and available-for-sale securities, as well as anticipated revenue from operations, will be sufficient to meet our working capital and capital expenditure needs through the next twelve months.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the three-month period ended September 30, 2001, we issued options to purchase 29,000 shares of our common stock, at exercise prices ranging from $1.00 to $2.42 per share, to various employees pursuant to our various Stock Option/Stock Issuance Plans.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

None

(b) Reports of Form 8-K

     On July 23, 2001, we filed a report on Form 8-K dated July 20, 2001 with the Commission. We disclosed, under Item 5 (Other Events) of the Form 8-K, that on July 17, 2001, we acquired a perpetual, full paid-up, exclusive license from Menta, an Israeli corporation, to use and exploit Menta's proprietary "thin" client and web-based applications management software, in exchange for 2,500,000 shares of our common stock. We granted Menta certain registration rights under the Securities Act of 1933 with respect to these shares and Menta agreed to certain limitations on the sales of these shares during the first six and twelve months following the effectiveness of the underlying shares' registration.

     Further, we disclosed that we also acquired an option for the exclusive right to acquire the software licensed from Menta, together with all related intellectual property rights, for an additional 440,000 shares. The option is exercisable at any time up to and through July 17, 2002.

     We also reported that in a contemporaneous transaction, we granted Menta a non-exclusive license to use and exploit our patent.

     On September 20, 2001, we filed a report on Form 8-K dated September 11, 2001 with the Commission. We disclosed, under Item 5 (Other Events) of the Form 8-K, that on September 11, 2001 we, together with Tianjin, terminated our China joint venture by mutual agreement following our dissatisfaction both with its performance and its inability to significantly penetrate the People's Republic of China market.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GraphOn Corporation
                                                    (Registrant)

                                       Date: November 13, 2001
                                       By:   /s/ Walter Keller
                                             ---------------------------------
                                                 Walter Keller,
                                       Chief Executive Officer and President
                                            (Principal Executive Officer)

                                       Date: November 13, 2001
                                       By:   /s/ William Swain
                                             ---------------------------------
                                                 William Swain,
                                             Chief Financial Officer
                                        (Principal Financial Officer and
                                          Principal Accounting Officer)