Form 10-K405
period 2001-12-31
GRAPHON CORP/DE
filed 2002-03-29
CIK 1021435

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2001
                       Commission file number: 0-21683

                             GRAPHON CORPORATION
            (Exact name of registrant as specified in its charter)

                 Delaware                        13-3899021
      (State or other jurisdiction of           (IRS Employer
       incorporation or organization)         Identification No.)

                    11711 Southeast 8th Street, Suite 215
                         Bellevue, Washington 98004
                 (Address of principal executive offices)

           Registrant's telephone number:  (425) 456-0176

   Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.0001 Par Value
                              (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant as of March 25, 2002 was approximately $4,476,700.

  Number of shares of Common Stock outstanding as of March 25, 2002: 17,384,580 shares of Common Stock.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

                               GRAPHON CORPORATION

                                    FORM 10-K

                                Table of Contents

                                                                  Page
PART I.
Item 1.    Business                                                  2
Item 2.    Properties                                               10
Item 3.    Legal Proceedings                                        11
Item 4.    Submission of Matters to a Vote of Security Holders      11

PART II.
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                      13
Item 6.    Selected Financial Data                                  13
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      15
Item 7A.   Quantitative and Qualitative Disclosures About
           Market Risks                                             30
Item 8.    Financial Statements and Supplementary Data              31
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      63

PART III.
Item 10.   Directors and Executive Offices of the Registrant        64
Item 11.   Executive Compensation                                   64
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                           64
Item 13.   Certain Relationships and Related Transactions           64

PART IV.
Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                              65

SIGNATURES                                                          67

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

                                 PART I

Item 1.    BUSINESS

General

      We are developers of business connectivity software, including server-based software, with an immediate focus on web-enabling applications for use by various parties, including independent software vendors (ISVs), application service providers (ASPs), corporate enterprises, governmental and educational institutions, and others. Server-based computing, sometimes referred to as thin-client computing, is a computing model where traditional desktop software applications are relocated to run entirely on a server, or host computer. This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing. Our software architecture provides application developers with the ability to relocate applications traditionally run on the desktop to a server, or host computer, where they can be run over a variety of connections from remote locations to the desktop. Our server-based technology works on today's most powerful personal computer, or low-end network computer, without application rewrites or changes to the corporate computing infrastructure.

      With our software, applications can be web enabled, without any modification to the original application software required, allowing the applications to be run from browsers or portals. In addition, the ability to access such applications over the Internet creates new operational models and sales channels. We provide the technology to access applications over the Internet.

      We entered both the UNIX and Linux server-based computing and web enabling markets as early as 1996. We expanded our product offerings by shipping Windows web-enabling software in early 2000.

      Effective April 1, 2002, we will be headquartered in Bellevue, Washington, with offices in Concord, New Hampshire and Reading, United Kingdom.

Industry Background

   History

      In the 1970's, software applications were executed on central mainframes and typically accessed by low-cost display terminals. Information technology departments were responsible for deploying, managing and supporting the applications to create a reliable environment for users. In the 1980's, the PC became the desktop of choice: empowering the user with flexibility, a graphical user interface, and a multitude of productive and inexpensive applications. In the 1990's, the desktop provided access to mainframe applications and databases, which run on large, server computers. Throughout this computing evolution, the modern desktop has become increasingly complex and costly to administer and maintain. This is further exacerbated as organizations become more dispersed with remote employees, and as their desire increases to become more closely connected with vendors and customers through the Internet.

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

      With increasing demands to control corporate computing costs, industry leaders are developing technology to address total cost of ownership issues. One approach, led by Sun Microsystems and IBM, utilizes Java-based network computers, which operate by downloading small Java programs to the desktop, which in turn are used for accessing server-based applications. The other approach is Microsoft's Windows NT(TM), terminal server edition, introduced in June 1998. It permits server-based Windows applications to be accessed from Windows-based network computers. Both initiatives are examples of server-based computing. They simplify the desktop by moving the responsibility of running applications to a central server, with the promise of lowering total cost of ownership.

   Enterprise Cross-Platform Computing

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

      A common cross-platform problem for the enterprise is the need to access UNIX or Linux applications from a PC desktop. While UNIX-based computers dominate the enterprise applications market, Microsoft Windows-based PCs dominate the enterprise desktop market. Since the early 1990's, enterprises have been striving to connect desktop PCs to UNIX applications over all types of connections, including networks and standard phone lines. This effort, however, is complex and costly. The primary solution to date is known as PC X Server software. PC X Server software is a large software program that requires substantial memory and processing resources on the desktop. Typically, PC X Server software is difficult to install, configure and maintain. Enterprises are looking for effective UNIX connectivity software for PCs and non-PC desktops that is easier and less expensive to administer and maintain.

   Application Service Providers (ASPs)

      With the ubiquitous nature of the Internet, new operational models and sales channels are emerging. Traditional high-end software packages that were once too expensive for many companies are now available for rent over the Internet. By servicing customers through a centralized operation, rather than installing and maintaining applications at each customer's site, ASPs play an important role in addressing an enterprise's computing requirements. Today, ASPs are faced with the difficult task of creating, or rewriting, applications to entertain the broader market. Though the ASP industry is just beginning to emerge, we expect it to develop rapidly, due to the ASPs and their vendors' desires to expand their markets.

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

Our Approach

      Our server-based software deploys, manages, supports and executes applications entirely on the server computer and distributes them efficiently and instantaneously to desktop devices. The introduction of the Windows-based version of our Bridges software, during 2000, enabled us to enter the Windows market. Additionally, we were able to introduce Bridges for Windows into the ISV market. This allowed us to leverage Bridges for Windows to the ISVs' customers.

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

o Our protocol enables efficient communication over fast networks or slow dial-up connections and allows applications to be accessed from remote locations with network-like performance and responsiveness.

We believe that the major benefits of our technology are as follows:

Lowers Total Cost of Ownership. Shrinking recurring costs is a primary goal of our products. Today, installing enterprise applications typically is time-consuming, complex and expensive. It typically requires administrators to manually install and support diverse desktop configurations and interactions. Our server-based software simplifies application management by enabling deployment, administration and support from a central location. Installation and updates are made only on the server, thereby avoiding desktop software and operating system conflicts and minimizing at-the-desk support.

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

Efficient Protocol. Applications typically are designed for network-connected desktops, which can put tremendous strain on congested networks and may yield poor, sometimes unacceptable, performance over remote connections. For ASPs, bandwidth typically is the top recurring expense when web-enabling, or renting, access to applications over the Internet. Our protocol sends only keystrokes, mouse clicks and display updates over the network resulting in minimal impact on bandwidth for application deployment, thus lowering cost on a per user basis. Within the enterprise, our protocol can extend the reach of business-critical applications to many areas, including branch offices, telecommuters and remote users over the Internet, phone lines or wireless connections. This concept may be extended further to include vendors and customers for increased manufacturing flexibility, time-to-market and customer satisfaction.

Products

      We are dedicated to creating business connectivity technology that brings Windows, UNIX, and Linux applications to the web without modification. Our customers include ISVs and major enterprises. By employing our technology, customers benefit from a very quick time to market, overall cost savings via centralized computing, a client neutral cross-platform solution, and high performance remote access.

Our product offerings include legacy products, such as Bridges for Windows, Bridges for UNIX/Linux, and GO Joe, as well as our latest product releases:

o GO-Global XP allows access to Windows applications from remote locations and a variety of connections, including the Internet and dial-up connections. GO-Global XP allows Windows applications to be run via a browser from Windows or non-Windows devices, over many types of data connections, regardless of the bandwidth or operating system. With GO-Global XP, web enabling is achieved without modifying the underlying Windows applications' code or requiring costly add-ons.

o GO-Global UX web-enables UNIX and Linux applications allowing them to be run via a browser from many different display devices, over various types of data connections, regardless of the bandwidth or operating systems being used. GO-Global UX web-enables individual UNIX applications, or entire desktops. When using GO-Global UX and Linux web enabling is achieved without modifying the underlying applications' code or requiring costly add-ons.

Target Markets

      The target market for our products comprises organizations that need to access Windows, UNIX and/or Linux applications from a wide variety of desktops, from remote locations, including over the Internet and dial-up lines. This includes large organizations, such as Fortune 1000 companies, governmental and educational institutions, ISVs and ASPs. Our software is designed to allow these enterprises to tailor the configuration of the desktop for individual PCs for a particular purpose, rather than following a "one PC fits all," high total cost of ownership model. Our opportunity within the marketplace is more specifically broken down as follows:

o ISVs. By web-enabling their applications, software developers can strengthen the value of their product offerings, opening up additional revenue opportunities and securing greater satisfaction and loyalty from their customers. We believe that ISVs who effectively address the web computing needs of customers and the emerging ASP market will have a competitive advantage in the marketplace.

   By combining our products with desktop versions of their software applications, our ISV customers have been able to accelerate the time to market for web-enabled versions of their software applications without the risks and delays associated with rewriting applications or using third party solutions. Our technology quickly integrates with their existing software applications without sacrificing the full-featured look and feel of their original software application, thus providing ISVs with out-of-the-box web-enabled versions of their software applications with their own branding for licensed, volume distribution to their enterprise customers or for rent over the Internet.

o Enterprises Employing a Mix of UNIX and Windows. Most major enterprises employ a mix of UNIX computers and Windows PCs. Companies that utilize a mixed computing environment require cross-platform connectivity solutions, like GO-Global UX, that will allow users to access UNIX applications from desktop PCs. It has been estimated that PCs represent over 90% of enterprise desktops. We believe that our products are well positioned to exploit this opportunity and that our server-based software products will significantly reduce the cost and complexity of connecting PCs to UNIX applications.

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

Strategic Relationships

      We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets. We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us.

      In July 1999, we entered into a five-year, non-exclusive agreement with Alcatel Italia, the Italian Division of Alcatel, the telecommunications, network systems and services company. Pursuant to this agreement, Alcatel has licensed our GO-Global thin client PC X server software for inclusion with their Turn-key Solution software, an optical networking system. Alcatel's customers are using our server-based solution to access Alcatel's UNIX/X Network Management Systems applications from T-based PCs. Alcatel has deployed GO-Global internally to provide their employees with high-speed network access to their own server-based software over dial-up connections, local area networks (LANs) and wide area networks (WANs).

      In September 1999, we entered into a three-year, non-exclusive agreement with Compuware, an international software and services company. Pursuant to this agreement, we licensed our Bridges for Windows server-based software for inclusion with Compuware's UNIFACE software, a powerful development and deployment environment for enterprise customer-facing applications. Compuware's customers are using our server-based solution to provide enterprise-level UNIFACE applications over the Internet. Compuware has private labeled and completely integrate Bridges for Windows into its UNIFACE deployment architecture as UNIFACE Jti.

      In September 2000, we entered into a three-year, non-exclusive agreement with Ericsson, an international telecommunications company. Pursuant to this agreement, we licensed our Go-Global and Go-Joe products for inclusion with various Ericsson products for resale to their customers and Ericsson's internal use. In May 2001 and July 2001, two separate three-year amendments were added to this agreement that expanded the licensing of our products to additional Ericsson products.

      In December 2000, we entered into a two-year, non-exclusive agreement with Global Turnkey Systems (Global Turnkey), a software and services company. Pursuant to this agreement, Global Turnkey sells a branded version of our Bridges for Windows product, giving its customers fast Internet access to its full-featured back-office publishing/information provider solution, UNISON6. Bridges for Windows greatly simplifies UNISON6's software version control, thereby allowing access on a variety of platforms, including Macintosh, which is common in the publishing industry.

      In March 2001, we signed a one-year, non-exclusive agreement with Acterna, an international developer, manufacturer and marketer of communications test instruments, systems, software and services. Pursuant to this agreement, we licensed our UNIX-based web-enabling products to Acterna for inclusion with various Acterna products for resale to their customers. This agreement was renewed during March 2002, for one year.

      In November 2001, we signed a five-year, non-exclusive agreement with Honeywell Enterprise Service Solutions, Germany, a subsidiary of Honeywell, Incorporated. Pursuant to this agreement, we licensed our GO-Global technology for inclusion with Honeywell's XFI Integrated Building Management system, which is used to remotely manage facilities including; airports, military, manufacturing, education, health care, pharmaceutical and financial.

      In December 2001, we entered into a one-year, exclusive agreement with KitASP, a Japanese application service provider, which was founded by leading companies within Japan's electronics and infrastructure industries, including NTTDATA, Omron, RICS, Toyo engineering and others. Pursuant to this agreement, KitASP has been granted a one-year exclusive right, within Japan, to distribute our web-enabling technology, bundled with their ASP services, and to resell our software. The agreement provides for an optional second year, which is exercisable at our discretion.

      In March 2002, we entered into a third consecutive one-year, non-exclusive agreement with FrontRange, an international software and services company. Pursuant to this agreement, we licensed our Bridges for Windows server-based software for integration with FrontRange's HEAT software, which is a state-of-the-art help desk software system. FrontRange has private labeled and completely integrated Bridges for Windows into its HEAT help desk software as iHEAT.

Sales, Marketing and Support

      Our customers, to date, include Fortune 1000 enterprises, ISVs and large governmental organizations. Among our current customers are the following:

           3Com                           IBM
           Alcatel                        Lucent Technologies
           AT&T                           MCI WorldCom
           Bell South                     Qwest
           BP Amoco                       Raytheon
           Cisco Systems                  Shell Oil
           Citrix                         SPAWAR
           Compuware                      United Airlines
           Ericsson Telecommunications B.V.    US Forestry Service
           Frontrange (Goldmine) Software Volvo
           Hewlett-Packard                Xylinx

      Our sales and marketing efforts will be focused on increasing product awareness and demand among ISVs, large enterprises, and developing formal distribution relationships with UNIX and Windows oriented resellers. Current marketing activities include a targeted advertising campaign of insertions in online newsletters, tradeshows, production of promotional materials, public relations and maintaining an Internet presence for marketing and sales purposes.

Research and Development

      Our research and development efforts currently are focused on developing new products and further enhancing the functionality, performance and reliability of existing products. We invested $4,134,400, $4,060,000, and $2,466,200 in research and development in 2001, 2000, and 1999, respectively. We expect expenditures in 2002 to approximate 2001 and 2000 levels. We have made significant investments in our protocol and in the performance and development of our server-based software.

Competition

      The server-based software market in which we participate is highly-competitive. We believe that we have significant advantages over our competitors, both in product performance and market positioning. This market ranges from remote access for a single PC user to server-based software for large numbers of users over many different types of desktop hardware and connections. Our competitors include manufacturers of conventional PC X server software. Competition is expected from these and other companies in the server-based software market. Competitive factors in our market space include, price, product quality, functionality, product differentiation and breadth.

      We believe our principal competitors for our current products include Citrix Systems, Inc., Hummingbird Communications, Ltd., TTLA, WRQ, Network Computing Devices and NetManage. Citrix is the established leading vendor of server-based computing software. Hummingbird is the established market leader in PC X Servers. WRQ, Network Computing Devices, and NetManage also offer traditional PC X Server software.

Operations

      Our current staffing levels provide us with adequate resources to perform all purchasing, inventory, order processing and shipping of our products and accounting functions related to our operations. Production of software masters, development of documentation, packaging designs, quality control and testing are also performed by us. CD-ROM and floppy disk duplication, printing of documentation and packaging are accomplished through outside vendors. We generally ship products immediately upon receipt of order. As a result, we have relatively little backlog at any given time, and do not consider backlog a significant indicator of future performance.

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

Employees

      As of March 15, 2002, we had a total of 50 employees, including 14 in marketing, sales and support, 28 in research and development and eight in administration and finance. In conjunction with the planned closure of our Morgan Hill, California corporate office and the relocation of these functions to our Bellevue, Washington office, to be effective on April 1, 2002, we anticipate reducing our overall headcount to approximately 46 employees. The reductions will be due to job responsibility restructurings and will be in the administration, finance and sales and marketing departments. No employees are covered by a collective bargaining agreement.

Significant Recent Developments

      During the fourth quarter of the year ended December 31, 2001, as discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations below, we wrote down the historical cost of certain elements of our intangible assets. These write downs totaled approximately $4,500,900 and were charged primarily against purchased technologies. The write-downs reflected our application of Generally Accepted Accounting Principles and appear in our financial statements under the caption "Asset Impairment Loss".

      In January 2002 we reported on Form 8-K, the departure of our co-founders. Walter Keller, who had been serving as our Chief Executive Officer and President, and was a member of our Board of Directors, and Robin Ford, Mr. Keller's wife, who had been serving as our Executive Vice President Marketing, and was a member of our Board of Directors, each departed from their positions and the Board, effective January 10, 2002.

      In January 2002, we appointed our Chairman of the Board of Directors, Robert Dilworth, to be Interim Chief Executive Officer while a search for a new Chief Executive Officer was conducted. Additionally, management determined that it would conduct a thorough review of our operations to determine what restructurings, if any, were necessary in order to remain competitive in the current business economy.

      In February 2002 we determined that we would be closing our Morgan Hill, California corporate offices and moving our corporate functions to our Bellevue, Washington facilities, effective April 1, 2002. In addition, as part of the consolidation of our facilities there would be a reduction in our work force, as discussed in Employees above.

      In February 2002 we determined that we would temporarily shift the focus of our sales and marketing effort for the balance of 2002 towards our UNIX products and away from our Windows products, while continuing engineering efforts to refine the Windows-based product line, particularly the Windows enterprise edition, GG:XP, so that those products would compete more effectively in the market place.

Item 2.    PROPERTIES

      We currently occupy approximately 13,000 square feet of office space in Morgan Hill, California. The office space is rented pursuant to a five-year lease, which became effective in October 2000. In conjunction with the planned closure of our Morgan Hill office, to be effective March 31, 2002, we are currently in negotiations with various third parties to sublet our lease. The Morgan Hill lease contains provisions outlining our rights and responsibilities in order to affect a sublease that will meet with our landlord's approval. We are contractually obligated to continue paying rent on the Morgan Hill space, whether the space is occupied or not, while we negotiate a sublease. Rent on the Morgan Hill facility is approximately $18,000 per month, which is inclusive of various taxes and other fees proportioned to us under the terms of the lease agreement.

      We will be relocating our corporate headquarters to approximately 5,000 square feet of office space we currently occupy in Bellevue, Washington. The office space is rented pursuant to a five-year lease, which became effective May 2001.

      We also occupy leased facilities in Concord, New Hampshire and Reading, United Kingdom pursuant to leases expiring at varying dates through 2003.

      The aggregate amount of the annual lease payments made under all of our leases in the years 2001, 2000 and 1999 was approximately $558,700, $537,100 and $330,800, respectively. We believe our current facilities will be adequate to accommodate our needs for the foreseeable future.

Item 3.    LEGAL PROCEEDINGS

      In late 1996, pursuant to a non-disclosure agreement, we disclosed aspects of our proprietary technology on a confidential basis to Insignia Solutions plc (Insignia), some of whose assets were later acquired by Citrix Systems, Inc. and Citrix Systems UK, LTD (collectively and individually "Citrix"). Subsequent to the this acquisition, we became engaged in litigation in the Superior Court of the State of California, Santa Clara County, with Insignia and Citrix, which stemmed from the disclosure of our proprietary technology. On April 3, 2001, we, Insignia and Citrix agreed to settle this litigation with prejudice by an exchange of reciprocal releases.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      No matters were submitted to a vote of stockholders of the Registrant during the fourth quarter of the fiscal year ended December 31, 2001.

Executive Officers of the Registrant

      Our executive officers are as follows:

   Name                 Age    Position

Robert Dilworth         60     Chairman of the Board of Directors and
Chief
                               Executive Officer (Interim)
William Swain           61     Chief Financial Officer and Secretary
George Phillips         59     Vice President, Worldwide Sales and
Marketing

      Robert Dilworth has served as one of our directors since July 1998 and was appointed Chairman in December 1999. In January 2002, Mr. Dilworth was appointed Interim Chief Executive Officer. From 1987 to 1998 he served as the Chief Executive Officer and Chairman of the Board of Metricom, Inc., a leading provider of wireless data communication and network solutions. Prior to joining Metricom, from 1985 to 1988, Mr. Dilworth served as President of Zenith Data Systems Corporation, a microcomputer manufacturer. Earlier positions included Chief Executive Officer and President of Morrow Designs, Chief Executive Officer of Ultramagnetics, Group Marketing and Sales Director of Varian Associates Instruments Group, Director of Minicomputer Systems at Sperry Univac and Vice President of Finance and Administration at Varian Data Machines. Mr. Dilworth is also a director of eOn Communications, Mobility Electronics, Transcept Corporation, Yummy Interactive and Get2Chip.com, Inc.

      William Swain has served as our Chief Financial Officer and Secretary since March 2000. Mr. Swain was a consultant from August 1998 until February 2000, working with entrepreneurs in the technology industry in connection with the start-up and financing of new business opportunities. Mr. Swain was Chief Financial Officer and Secretary of Metricom Inc., from January 1988 until June 1997, during which time he was instrumental in private financings as well as Metricom's initial public offering and subsequent public financing activities. He continued as Senior Vice President of Administration with Metricom from June 1997 until July 1998. Prior to joining Metricom, Mr. Swain held top financial positions with leading companies in the computer industry, including Morrow Designs, Varian Associates and Univac. Mr. Swain holds a Bachelors degree in Business Administration from California State University of Los Angeles and is a Certified Public Accountant in the State of California.

      George Phillips has served as our Vice President, Worldwide Sales since October 2000 and was appointed Vice President, Worldwide Sales and Marketing in January 2002. Previously, Mr. Phillips served as Vice President, Worldwide Sales at HotJobs Software Group, which merged with Resumix, Inc., where Mr. Phillips was Vice President, North American Sales and region vice president, since 1997. Prior to Resumix, Mr. Phillips was vice president of sales at Covalent Systems Corporation from 1983 through 1997. Mr. Phillips has also held various sales and marketing positions with Fafco, Inc. and Xerox Corporation.

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

                 Fiscal 2000        Fiscal 2001
               ---------------   ---------------
   Quarter      High     Low      High      Low
               ------  -------   ------    -----
      1st      $32.00   $14.88   $ 3.38    $1.00
      2nd      $19.00    $5.50   $ 4.05    $0.81
      3rd       $9.13    $3.69   $ 3.05    $1.00
      4th       $4.47    $1.19   $ 1.26    $0.50

On March 25, 2002, there were approximately 125 holders of record of our common stock. On March 25, 2002, the last reported sales price was $0.26.

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

ITEM 6.   SELECTED FINANCIAL DATA.

The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis" and our historical financial statements and the notes thereto included elsewhere herein. Our selected historical financial data as of December 31, 2001, 2000, 1999, 1998, and 1997 and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from our financial statements which have been audited by BDO Seidman LLP, independent public accountants.

Statement of Operations Data:

                                           Year Ended December 31,
                                           -----------------------
                                2001       2000      1999       1998        1997
                              --------   --------  --------   --------    --------
                            (Amounts in thousands, except share and per share data)

Revenues                      $  5,911   $  7,567   $  3,635   $  2,124   $  1,926
Costs of revenues                2,613      1,044      2,800        344        463
                              --------   --------   --------   --------   --------
Gross profit                     3,298      6,523        835      1,780      1,463
                              --------   --------   --------   --------   --------



Operating expenses:
  Selling and marketing          5,989      5,750      3,279      1,440        827
  General and administrative     4,561      4,653      2,265      1,119        325
  Research and development       4,134      4,060      2,467        840        191
  Asset impairment loss          4,501          -          -          -          -
                              --------   --------   --------   --------   --------
   Total operating expenses     19,185     14,463      8,011      3,399      1,343
                              --------   --------   --------   --------   --------
(Loss) income from
  operations                   (15,887)    (7,940)    (7,176)    (1,619)       120

Other income (expense) net         410     (1,434)       144       (529)         5
                              --------   --------   --------   --------   --------
(Loss) income before
  provision for income taxes   (15,477)    (9,374)    (7,032)    (2,148)       125

Provision for income taxes           1          1          1          1          1
                              --------   --------   --------   --------   --------
Net (loss) income             $(15,478)  $ (9,375)  $ (7,033)  $ (2,149)  $    124
                              ========   ========   ========   ========   ========

Basic and diluted (loss)
  income per share            $  (0.97)  $  (0.65)  $  (0.71)  $  (0.57)  $   0.04
                              ========   ========   ========   ========   ========

Weighted average common
  shares outstanding        16,007,763 14,396,435  9,950,120  3,770,863  3,345,600
                            ========== ========== ==========  =========  =========

Balance Sheet Data:
                                    As of December 31,
                                    ------------------
                          2001    2000     1999     1998     1997
                        -------  -------  -------  -------  -------
                                  (Amounts in thousands)

Working capital         $ 6,173  $12,879  $11,701  $ 1,193  $    23
Total assets             12,986   21,040   15,224    6,545      733
Total liabilities         1,660    1,983      842    1,203      615
Shareholders' equity     11,326   19,057   14,382    5,342      118

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, Item 8. of this Annual Report on Form 10-K.

Critical Accounting Policies. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that effect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Summary of Significant Accounting Policies appears in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K, which describes the significant accounting polices and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, the impairment of intangible assets, contingencies and other special charges and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

The recognition of revenue is based on our assessment of the facts and circumstances of the sales transaction. We will recognize revenue only when all four of the following conditions have been met:

o  Persuasive evidence of an arrangement exists;
o  Delivery has occurred or services have been rendered;
o  Our price to the customer is fixed or determinable; and
o  Collectibility is reasonably assured

The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

We have experienced very little market volatility in the market prices of our available-for-sale securities. These securities are recorded on the balance sheet at fair value and we would recognize an impairment charge if a decline in fair value below the cost basis were judged to be other than temporary. We consider various factors in determining whether we should recognize an impairment charge including, but not limited to the financial condition and the near-term prospects of the issuer and our intent and ability to hold the security until maturity. The ultimate market value realized on these securities is subject to market volatility until they are sold.

We will perform impairment test on our intangible assets on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of intangible assets.

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Significant Recent Developments. During the fourth quarter of the year ended December 31, 2001, as more fully explained under "Asset Impairment Loss" below, we wrote down the historical cost of certain elements of our intangible assets. These write downs totaled approximately $4,500,900 and were charged primarily against purchased technologies. The write-downs reflected our application of generally accepted accounting principles and appear in our financial statements under the caption "Asset Impairment Loss".

Walter Keller, who had been serving as our Chief Executive Officer and President, and was a member of our Board of Directors, and Robin Ford, Mr. Keller's wife, who had been serving as our Executive Vice President Marketing, and was a member of our Board of Directors, each departed from their positions and the Board, effective January 10, 2002. Mr. Keller and Ms. Ford were our co-founders.

During January 2002, we appointed our Chairman of the Board of Directors, Robert Dilworth, to be Interim Chief Executive Officer while a search for a new Chief Executive Officer was conducted. Additionally, management determined that it would conduct a thorough review of our operations to determine what restructurings, if any, were necessary in order to remain competitive in the current business economy.

In February 2002 we determined that we would be closing our Morgan Hill, California corporate offices and moving our corporate functions to our Bellevue, Washington facilities, effective April 1, 2002. In addition, as part of the consolidation of our facilities there would be a reduction in our work force, as discussed in Item 1 Business above. We estimate that the ultimate cost of these restructuring charges, which will be charged against our results of operations in the first quarter of 2002, will be approximately in the $1,400,000 to $2,150,000 range. We estimate that these restructurings and the restructurings that occurred during September 2001 will generate cumulative operational savings, primarily human resources costs, of approximately $3,000,000 to $4,000,000 during 2002. However, due to the inherent uncertainties associated with predicting future operations, there can be no assurances that such cumulative operational savings will ultimately be realized.

A summary analysis of the estimated restructuring charges, which will be charged against our results of operations in the first quarter of 2002, is as follows:

       Category                 Low end        High end
       --------               -----------     ----------

       Fixed assets disposals $   600,000  $     800,000
       Minimum lease payments     100,000        650,000
       Employee severance         700,000        700,000
                              -----------     ----------
                              $ 1,400,000     $2,150,000
                              ===========     ==========

Included in employee severance are the payments made to Mr. Keller and Ms. Ford, which aggregated $500,000. The costs associated with fixed assets disposals are comprised of the estimated net book value of the assets, including furniture and fixtures, equipment and leasehold improvements, which will be written off upon the closure of the Morgan Hill corporate office as these assets will have no future utility. We do not anticipate any material cash disposal costs to be incurred to dispose of the fixed assets. The minimum lease payments are an estimate of the cash we may need to disburse in order to fulfill our obligations under the current Morgan Hill office lease. The high end assumes that we do not find a suitable sublessee during the remaining three-year lease term and the low end assumes that we find a suitable sublessee within the next three months.

We also determined during February 2002 that we would be temporarily shifting the focus of our sales and marketing effort for the balance of 2002 towards our

UNIX products and away from our Windows products, while continuing our engineering efforts to refine our Windows-based product line, particularly our Windows enterprise edition, GG:XP, so that those products can compete more effectively in the market place. We do not expect this shift in sales and marketing focus to have a material negative impact on our Windows-based revenue as we will continue to service and support our established Windows-based customers.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues. Our revenues are primarily derived from product and patent technology licensing fees. Other sources of revenues include service fees from maintenance contracts and training fees. Total revenues for the year ended December 31, 2001 decreased by approximately $1,655,800, or 21.9%, to approximately $5,910,700 from $7,566,500 for the year ended December 31, 2000. The primary reason for the decrease was a $2,500,000 decrease in revenue - related party to $0 for the year ended December 31, 2001 from $2,500,000 for the year ended December 31, 2000. All revenue - related party recognized during 2000 was derived from transactions we entered into with our China joint venture, GraphOn China Ltd., which was discontinued during August 2001. We had no such transactions with our China joint venture during 2001, prior to its dissolution.

Revenues derived from third parties during the year ended December 31, 2001 increased by approximately $844,200, or 16.7%, to approximately $5,910,700 from $5,066,500 for the year ended December 31, 2000. The primary reasons for the increased third party sales were the increased sales and marketing efforts we conducted throughout the first three quarters of the year, which were reduced in conjunction with the September 2001 work force reduction, an increased market for licensing our patented technology, and the introduction of upgraded products in both our Windows and UNIX product lines during the year. We recorded approximately $2,249,400 of third party licensing fees from our Windows products during 2001, as compared with $2,330,300 of third party licensing fees during 2000. We recorded approximately $2,200,000 of third party licensing fees from our patented technology during 2001 as compared with $1,500,000 of third party licensing fees during 2000. We recorded approximately $1,461,300 of third party licensing fees from our UNIX products during 2001 as compared with $1,236,200 of third party licensing fees during 2000.

Our licensing fees have been realized from a limited number of customers. As such, revenues from these products have varied from quarter to quarter reflecting the aggregate demand of the individual customers. We expect our quarterly licensing fees to continue to vary during 2002.

In 2001, revenues from our three largest customers represented approximately 27.1%, 26.3% and 10.1%, respectively, of total revenues. These three customers' December 31, 2001 year-end accounts receivable balances represented approximately 0.0%, 43.5% and 0.0% of reported net accounts receivable. All amounts outstanding from these three customers as of December 31, 2001 were collected during February 2002. During 2000, revenues from these three customers represented approximately 0.0%, 14.4% and 0.0%, respectively, of total revenues. These three customers' accounts receivable balances as of December 31, 2000 represented approximately 0.0%, 20.0% and 0.0%, respectively, of reported net accounts receivable. All amounts due from these three customers as of December 31, 2000 were collected during January 2001.

We anticipate that many of our customers will enter into, and periodically renew, maintenance contracts to ensure continued product updates and support. Service revenue was approximately $284,700, or 4.8% of revenue in 2001,

$242,600, or 3.2% of revenue in 2000 and approximately $208,800, or 5.7%, of revenue in 1999.

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

Total cost of revenues increased by approximately $1,568,900, or 150.3%, to $2,612,600 in 2001, from $1,043,700 in 2000, primarily due to an increase in the amortization of acquired technology. Certain technology assets that were purchased during the third quarter of fiscal year end December 31, 2000, which were capitalized with a value of $2,100,000, were charged with a full years' amortization, or approximately $700,000, during 2001 as compared with a partial years' amortization, or approximately $204,000, during 2000, the year of acquisition. Additionally, we recorded approximately $1,083,300 of amortization during 2001 related to certain technology assets purchased during 2001.

As more fully explained below, during December 2001, we wrote down the historical cost of various components of our purchased technology assets as part of our year-end assessment of asset impairment. The amortization of our technology assets, as explained above, is recorded as a component of Cost of Revenues. Accordingly, we expect that our Cost of Revenues will be significantly lower in 2002 as compared with 2001.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries, sales commissions, non-cash compensation, travel expenses, trade show related activities and promotional costs. Sales and marketing expenses increased by approximately $239,500, or 4.2%, to $5,989,400 in 2001, from $5,749,900 in
2000. The increase was primarily attributable to the increase in sales and marketing personnel and efforts during the first three quarters of 2001, which were partially offset by the workforce reduction, which occurred as of September 30, 2001.

We began 2001 with approximately 23 sales and marketing professionals. We gradually increased our sales and marketing headcount as we increased our marketing efforts, particularly behind the two products we released during 2001:
GO-Global:UX (GG:UX) and GO-Global:XP (GG:XP), which had their general releases during July 2001. GG:UX is marketed into the UNIX/Linux market, and GG:XP is marketed into the Windows market. GG:UX has performed well since its release and currently is a stable product. GG:XP has required further engineering, consequently, its performance has not yet reached the level necessary to support the increased headcount we had made in the sales and marketing department, which immediately prior to our work force reduction in September 2001 had reached approximately 37.

We expect that cumulative sales and marketing expenses in 2002 will be lower than the annualized level of sales and marketing expense we incurred during the fourth quarter 2001 as a result of our corporate restructuring, which will be effective as of March 31, 2002, and as a result of the work force reduction, which occurred as of September 30, 2001. We determined during February 2002 that we would temporarily shift the focus of our sales and marketing effort for the balance of 2002 towards our UNIX products and away from our Windows products, while continuing our efforts to refine our Windows-based product line, particularly our Windows enterprise edition, GG:XP, so that those products can compete more effectively in the market place. We do not expect this shift in sales and marketing focus to have a material negative impact on our Windows-based revenue as we will continue to service and support our established Windows-based customers. Sales and marketing expenses were approximately 101.3% and 76.0% of revenue for the year 2001 and 2000, respectively.

General and Administrative Expenses. General and administrative expenses primarily consist of salaries, legal and professional services, and non-cash compensation. General and administrative expenses decreased by approximately $92,500, or 2.0%, to $4,560,800 in 2001, from $4,653,300 in 2000. The decrease was primarily due to the lower human resources costs, resulting from the third quarter work force reduction, which were partially offset by a $250,000 increase in the allowance for doubtful accounts.

We began 2001 with approximately 15 general and administrative employees. This figured remained fairly consistent throughout the year until the workforce reduction in September 2001. At that time, as part of management's initiative to cut costs and conserve cash, the general and administrative workforce was reduced to nine employees. Additionally, several of these employees began reduced workweek schedules. We anticipate that cumulative general and administrative expense in 2002 will approximate the annualized level of general and administrative expense we incurred during the fourth quarter of 2001 as a result of the corporate restructuring, which will be effective as of March 31, 2002, and as a result of the workforce reduction, which occurred as of September 30, 2001. General and administrative expenses were approximately 77.2% and 61.5% of 2001 and 2000 revenues, respectively.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits paid to software engineers, payments to contract programmers, and facility expenses related to our remotely located engineering offices. Research and development expenses increased by $74,400, or 1.8%, to $4,134,400 in 2001, from $4,060,000 in 2000. The increase was primarily due to increased human resources costs, resulting from increased head count during the first three quarters, prior to the September work force reduction, and the relocation of our Seattle office during the second quarter. These increases were partially offset by lower human resource costs after the workforce reduction in September.

We began 2001 with approximately 35 employees in research and development. This number increased slightly, to approximately 40, immediately prior to the work force reduction in September, and currently numbers 28. We believe that a significant level of investment for research and development is required to remain competitive. Accordingly, we anticipate that cumulative research and development expenses in 2002 will be greater than the annualized level of research and development expenses we incurred during the fourth quarter 2001. During 2002 we will continue working towards our goal of full maturity for our products.

Asset Impairment Loss. During the fourth quarter of 2001 we recorded an impairment charge of $4,500,900 against several of our intangible assets, primarily capitalized technology assets. Statement of Financial Accounting Standards (SFAS) No. 121 - Accounting for the Impairment of Long-Lived Assets requires that long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 sets forth examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be addressed, including the following:

o A significant decrease in the market value of an asset;
o A significant change in the extent or manner in which an asset is used;
o A significant adverse change in the business climate that could affect the value of an asset; and
o Current and historical operating or cash flow losses.

We believed that a review of our current carrying values to evaluate whether the value of any of our long-lived technology assets had been impaired was warranted, due to several factors, including:

o  The challenges we faced in refining our Windows enterprise product;
o  The continued pervasive weakness in the world-wide economy; and
o How we were incorporating and planning to incorporate each element of the purchased technologies into our technology.

Based on a study of the various factors affecting asset impairment, as outlined above and in SFAS No. 121, the following asset impairment charges were determined to be necessary in order to reduce the carrying value of these assets to our current estimate of the present value of the expected future cash flows to be derived from these assets:

                            Net Book                  Net Book
                        Value Before   Impairment  Value After
                          Impairment   Write Down   Impairment
                         -----------  -----------  -----------
Purchased Technology     $ 7,283,300  $ 4,150,900  $ 3,132,400
Patent                       350,000      350,000            -
                         -----------  -----------  -----------
Totals                   $ 7,633,300  $ 4,500,900  $ 3,132,400
                         ===========  ===========  ===========

Interest and Other Income. Interest and other income decreased by approximately $665,300, or 56.3%, to $516,100 in 2001 from $1,181,400 in 2000. The principal component of interest and other income is interest income derived on excess cash. Our excess cash is held in relatively low-risk, highly liquid investments, such as U.S. Government obligations, bank and/or corporate obligations rated "A" or higher by independent rating agencies, such as Standard and Poors, or interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars. The decrease in interest income in 2001 over 2000 was due to lower average cash and cash equivalents, and available-for-sale securities balances in 2001 as compared with 2000, and a decrease in our portfolio's average yield rate, which reflected the market's response to the continued cuts made in interest rates by the Federal Reserve. The lower average cash and cash equivalents and available-for-sale securities balances in 2001 as compared with 2000 is primarily due to the outflow of approximately $6,752,700, resulting from our operations.

Interest and Other Expense. Interest and other expense in 2001 increased by $58,000, or 852.9%, to $64,800 from $6,800 in 2000. The increase was primarily due to losses recorded on the disposal of fixed assets, which were partially offset by cumulative marked-to-market gains recorded on the value of the securities held in our investment account.

Provision for Income Taxes. At December 31, 2001, we had approximately $26,225,000 in federal net operating loss carryforwards. The federal net operating loss carryforwards will expire through 2020, if not utilized. In addition, the Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of various events, including a significant change in ownership interests. In 1998, we experienced a "change of ownership" as defined by the provisions of the Tax Reform Act of 1986. As such, our utilization of our net operating loss carryforwards in the amount of $2.8 million will be limited to approximately $400,000 per year until such carryforwards are fully utilized or expire.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues. Total revenues for the year ended December 31, 2000 increased by approximately $3,932,000, or 108.2%, to approximately $7,566,500 from $3,634,500 for the year ended December 31, 1999. The primary reason for this increase was the expansion of our product offerings during 2000. During 2000, we launched Bridges for Windows and Bridges for Unix and we began licensing our patented technology. We recorded approximately $2,330,200 of third party licensing fees from our Windows products during 2000, as compared with $0 of third party licensing fees during 1999. We recorded approximately $1,500,000 of third party licensing fees from our patented technology during 2000, as compared with $0 of third party licensing fees during 1999. We recorded approximately $1,236,200 of third party licensing fees from our UNIX products in 2000 as compared with $1,955,700 of third party licensing fees during 1999. In 1999, approximately 59.0% of our UNIX licensing fees was derived from two third-party customers. The rest of 1999's UNIX licensing fees and substantially all of 2000's UNIX licensing fees were derived from relatively small sales to a large number of third party customers in diverse industries and geographical locations.

In 2000, revenues from our three largest third-party customers represented approximately 19.8%, 14.4%, and 10.8%, respectively, of total revenues. These three customers' year-end 2000 accounts receivable balances represented approximately 0.0%, 20.0% and 0.0% of reported net accounts receivable. All outstanding amounts due from these three customers as of December 31, 2000 were collected during January 2001. We did not have significant sales to any of these three customers during 1999.

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

Provision for Income Taxes. At December 31, 2000, we had approximately $17,526,900 in federal net operating loss carryforwards. The federal net operating loss carryforwards will expire through 2020, if not utilized. In addition, the Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of various events, including a significant change in ownership interests. In 1998, we experienced a "change of ownership" as defined by the provisions of the Tax Reform Act of 1986. As such, our utilization of our net operating loss carryforwards in the amount of $2.8 million will be limited to approximately $400,000 per year until such carryforwards are fully utilized or expire.

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

In June 2001, we issued 2,500,000 shares of our common stock in connection with the acquisition of software technology, which was assigned an historical cost of $6,500,000 based on the then fair market value of our common stock.

As of December 31, 2001, cash and cash equivalents and available-for-sale securities totaled approximately $6,960,600, a decrease of $6,806,500, or 49.4%, from approximately $13,767,100 as of December 31, 2000. The decrease in cash and cash equivalents and available-for-sale securities was primarily attributable to our net loss of $15,478,000. Contributing to the decrease in cash and cash equivalents and available-for-sale securities was cash used in operating activities, including an increase in accounts receivable of $121,200 and a decrease in accrued expenses of $647,000. Offsetting these items were non-cash transactions such as depreciation and amortization, totaling $4,109,800, a one-time asset impairment loss of $4,500,900, an increase in the provision for doubtful accounts of $250,000 and losses on the disposal of various fixed assets, totaling $110,000.

A customer placed a large order during December 2001, which accounted for approximately 43.5% of our December 31, 2001 net accounts receivable balance. The decrease in accrued expense was due to the timing of the items that were accrued as of December 31, 2000. These items primarily related to payroll costs and costs associated with our litigation, which were higher as of December 31, 2000 than December 31, 2001. Additionally, due to the September 2001 work force reduction, overall payroll costs were lower as of December 31, 2001 as compared with December 31, 2000. Our litigation was settled during the first quarter of 2001; consequently, no costs related to this litigation were accrued as of December 31, 2001.

Depreciation and amortization primarily relates to our purchased technology, as outlined above in Costs of Revenues. Also included in depreciation and amortization is the amortization of deferred compensation expense related to non-cash compensation paid to various third parties, primarily consultants, who provide us services. This amortization is recorded as a sales and marketing expense or a general and administrative expense, depending on the nature of the underlying services provided.

The decrease in cash and cash equivalents and available-for-sale securities was partially offset by cash provided by investing activities, including proceeds from the sale of available-for-sale securities, $7,338,900 and the proceeds from the dissolution of our China joint venture, $954,500. These items were partially offset by cash used to purchase available-for-sale securities, $4,779,900, capital expenditures, including the capitalization of our internal software development costs, $993,000 and investments made in our China joint venture, prior to its dissolution, $103,700.

Throughout the year, we buy various high-grade securities for investment purposes with our excess cash. The securities are usually held until maturity, at which time any excess cash is used to reinvest in new securities. We treat the investment as cash used in investing activities and the maturity as cash provided by investing activities.

Our China joint venture was dissolved during August 2001. The cash we received upon dissolution approximated the carrying value of our investment. All contractual obligations we had with, or on behalf of the China joint venture ceased at that time.

The decrease in cash and cash equivalents and available-for-sale securities was partially offset by cash provided by financing activities, which included the net proceeds from the issuance of common stock, $189,900, primarily in accordance with our employee stock purchase plan and the proceeds from a short term note payable, $131,200 that we used to finance a portion of our insurance policies. Offsetting these amounts was the cash we used to repay the previous short tem note payable, $194,900, whose original proceeds had also been used to finance some or our insurance policies.

As of December 31, 2001, we had cash and cash equivalents of $3,952,600 as well as $3,008,000 in available-for-sale securities. We anticipate that our cash and cash equivalents, and available-for-sale securities balances as of December 31, 2001, together with anticipated revenue from operations and cost savings anticipated from the restructuring to be effective as of March 31, 2002, will be sufficient to meet our working capital and capital expenditure needs through the next twelve months. We have no material capital expenditure commitments for the next twelve months.

As discussed above, we will be restructuring our operations as of March 31, 2002. We estimate that the restructuring charges will be within the range of approximately $1,400,000 to $2,150,000. We expect the cash portion of the charges that will be incurred during the first quarter of 2002 to be between $500,000 and $700,000 and be solely related to employee severance. We will continue to make our required monthly lease payment for the Morgan Hill, California office space, which approximates $18,000, to our landlord until we successfully sublet the office space. We do not anticipate any material cash expenditures associated with the cost of the fixed assets disposals as the disposal costs primarily relate to the write off of the remaining net book value of the assets to be abandoned, net of any proceeds from the disposal of the assets.

We believe that the benefits of the March 2002 restructuring, coupled with the benefits of the September 2001 work force reduction will allow us to reduce our total cash operating expenses, primarily human resources costs, during 2002 by approximately $3,000,000 to $4,000,000 as compared with 2001. However, due to the inherent uncertainties associated with predicting future operations, there can be no assurances that such cumulative operational savings will ultimately be realized.

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

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. SFAS 142 requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

At present, we are currently assessing but have not yet determined the impact the adoption of SFAS 141 and SFAS 142 will have on our financial position and results of operations.

In August 2001, the Financial Accounting Standards Board finalized FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 retains the determination and measurement criteria for impairment losses set out in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets", and adds additional implementation guidelines concerning the treatment of goodwill; use of the probability-weighted cash flow assumptions; establishment of a primary-asset approach for grouping assets and liabilities that represent a unit of accounting; measurement issues for long-lived assets to be disposed of; reporting results of operations of a component of an entity (reporting segment, operating segment, subsidiary or an asset group) as discontinued operations under certain conditions.

SFAS No. 144 will become effective for us, as well as other calendar year companies, on January 1, 2002. At present, we are currently assessing but have not yet determined the impact the adoption of SFAS 144 will have on our financial position and results of operations.

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

We Have A History Of Operating Losses And Expect These Losses To Continue And Possibly Increase, At Least For The Near Future.

We have experienced significant losses since we began operations. We expect to continue to incur significant losses for the foreseeable future. We incurred net losses of approximately $15,478,000, $9,374,700, and $7,033,400 for the years ended December 31, 2001, 2000, and 1999, respectively. We expect our expenses to increase as we expand our business but cannot give assurance that revenues will increase as a result of increased spending. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

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

Walter Keller departed as our Chief Executive Officer and President in January 2002. Robert Dilworth, our Chairman, assumed the position of Chief Executive Officer on a temporary basis. Although we are currently searching for a new Chief Executive Officer, we can give no assurance that we will be successful in attracting and retaining a qualified person, preferably a person with significant experience in thin-client computing.

Our success and business strategy is also dependent in large part on our ability to attract and retain other key management and personnel. Such individuals are in high demand and often have competing employment offers. We currently need to attract additional sales, marketing, financial and administrative personnel. Competition for such personnel in the high tech industry is intense. Therefore, we cannot assure you we will be able to attract or retain such personnel. The loss of the services of one or more members of our management group or the inability to hire a qualified Chief Executive Officer and other personnel may have a material adverse effect on our business.

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

ITEM 8.  Financial Statements and Supplementary Data.

                              GraphOn Corporation
                   Index to Consolidated Financial Statements
                   ------------------------------------------
                                                                    Page

Report of Independent Certified Public Accountants                    32

Consolidated Balance Sheets as of December 31, 2001 and 2000          33

Consolidated Statements of Operations and Comprehensive Loss for
the Years Ended December 31, 2001, 2000, and 1999                     34

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2001, 2000 and 1999                                      35

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999                                      36

Summary of Significant Accounting Policies                            37

Notes to Consolidated Financial Statements                            42

Report of Independent Certified Public Accountants on
  Supplemental Schedule                                               52

Supplemental Schedule II                                              53

Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheets of GraphOn Corporation and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended
December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation and Subsidairy as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



/x/ BDO Seidman, LLP
San Jose, California
February 5, 2002


                               GraphOn Corporation
                           Consolidated Balance Sheets

December 31,                                               2001         2000
------------                                            ----------   ----------
CURRENT ASSETS
   Cash and cash equivalents                           $ 3,952,600  $ 8,200,100
   Available-for-sale securities                         3,008,000    5,567,000
   Accounts receivable, net of allowance
    for doubtful accounts of $350,000 and
    $100,000                                               620,400      749,200
   Prepaid expenses and other current assets               251,300      345,800
                                                       -----------  -----------
TOTAL CURRENT ASSETS                                     7,832,300   14,862,100
                                                       -----------  -----------
Property and equipment, net                              1,436,100    1,471,700
Purchased technology, net                                3,132,400    3,053,600
Capitalized software, net                                  513,400      351,100
Patent, net                                                      -      375,000
Long term investment - China joint venture                       -      891,900
Other Assets                                                71,600       34,400
                                                       -----------  -----------
TOTAL ASSETS                                           $12,985,800  $21,039,800
                                                       ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                    $   319,900   $  361,500
   Accrued expenses                                        735,500    1,382,500
   Notes payable                                            26,600       90,300
   Deferred revenue                                        577,800      149,000
                                                       -----------   ----------
TOTAL CURRENT LIABILITIES                                1,659,800    1,983,300
                                                       -----------   ----------
Commitments and contingencies

SHAREHOLDERS' EQUITY
   Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                -            -
   Common stock, $0.0001 par value, 45,000,000 shares
     authorized, 17,288,332 and 14,671,175 shares
     issued and outstanding                                  1,700        1,500
   Additional paid-in capital                           45,925,900   39,116,000
   Deferred compensation                                  (193,800)  (1,131,600)
   Accumulated other comprehensive gain                      1,500        1,900
   Accumulated deficit                                 (34,409,300) (18,931,300)
                                                       -----------  -----------
TOTAL SHAREHOLDERS' EQUITY                              11,326,000   19,056,500
                                                       -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $12,985,800  $21,039,800
                                                       ===========  ===========

        See accompanying summary of significant accounting policies and notes to consolidated financial statements




                               GraphOn Corporation
          Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31,                2001           2000           1999
------------------------           ------------   ------------   ------------
  Revenue                          $  5,910,700   $  5,066,500   $  2,179,500
  Revenue - related party                     -      2,500,000      1,455,000
                                   ------------   ------------   ------------
   Total Revenue                      5,910,700      7,566,500      3,634,500
                                   ------------   ------------   ------------
  Cost of revenue                     2,612,600        945,900      2,678,500
  Cost of revenue - related party             -         97,800        121,400
                                   ------------   ------------   ------------
   Total Cost of Revenue              2,612,600      1,043,700      2,799,900
                                   ------------   ------------   ------------
   Gross Profit                       3,298,100      6,522,800        834,600
                                   ------------   ------------   ------------
Operating Expenses
  Selling and marketing               5,989,400      5,749,900      3,279,100
  General and administrative          4,560,800      4,653,300      2,265,200
  Research and development            4,134,400      4,060,000      2,466,200
  Asset impairment loss               4,500,900              -              -
                                   ------------   ------------   ------------
   Total Operating Expenses          19,185,500     14,463,200      8,010,500
                                   ------------   ------------   ------------
Loss From Operations                (15,887,400)    (7,940,400)    (7,175,900)
                                   ------------   ------------   ------------
Other Income (Expense)
  Interest and other income             516,100      1,181,400        150,100
  Interest and other expense            (64,800)        (6,800)        (6,800)
  Loss on long-term investment -
   China joint venture                  (41,100)    (2,608,100)             -
                                   ------------   ------------   ------------
   Total Other Income (Expense)         410,200     (1,433,500)       143,300
                                   ------------   ------------   ------------
Loss Before Provision for
 Income Taxes                       (15,477,200)    (9,373,900)    (7,032,600)
Provision for Income Taxes                  800            800            800
                                   ------------   ------------   ------------
Net Loss                            (15,478,000)    (9,374,700)    (7,033,400)

Other Comprehensive Income (Loss),
  Net of tax

  Unrealized holding gain (loss)
   on investment                            200          6,900         (4,100)
  Foreign currency translation
   adjustment                              (600)          (600)          (300)
                                   ------------   ------------   ------------
Comprehensive Loss                 $(15,478,400)  $ (9,368,400)  $ (7,037,800)
                                   ============   ============   ============
Basic and Diluted Loss
 per Common Share                  $      (0.97)  $      (0.65)  $      (0.71)
                                   ============   ============   ============
Weighted Average Common Shares
 Outstanding                         16,007,763     14,396,435      9,950,120
                                   ============   ============   ============

         See accompanying summary of significant accounting policies and notes to consolidated financial statements



                               GraphOn Corporation
                 Consolidated Statements of Shareholders' Equity

                                          Common Stock      Additional     Deferred    Comprehensive    Accumulated
                                        Shares     Amount   in Capital   Compensation   Income/(Loss)     Deficit         Totals
                                      ----------  -------  ------------  ------------   ------------   ------------  ------------
Balances, December 31, 1998            7,970,336  $   800  $  8,430,700  $   (566,000)  $          -    $(2,523,200)   $5,342,300

Proceeds from sale of common stock        62,525        -        97,200             -              -              -        97,200
Repurchase and retirement of common
 stock                                   (71,620)       -       (10,000)            -              -              -       (10,000)
Proceeds from sale of common stock
  net of offering costs of $255,300    1,095,053      100     1,708,500             -              -              -     1,708,600
Recapitalization of company through
  merger, net of costs of $255,700     1,875,000      200     5,169,100             -              -              -     5,169,300
Issuance of common stock for patent       58,000        -       400,000             -              -              -       400,000
Issuance of common stock due to the
  exercise of warrants and underwriter
  units, net of costs of $154,300      1,353,028      100     8,401,900             -              -              -     8,402,000
Deferred compensation related to
  stock options                                -        -     1,216,100    (1,216,100)             -              -             -
Amortization of deferred compensation          -        -             -       310,000              -              -       310,000
Change in market value of
  available-for-sale securities                -        -             -             -         (4,100)             -        (4,100)
Foreign currency translation adjustment        -        -             -             -           (300)             -          (300)
Net Loss                                       -        -             -             -              -     (7,033,400)   (7,033,400)
                                      ----------  -------  ------------  ------------   ------------   ------------  ------------
Balances, December 31, 1999           12,342,322    1,200    25,413,500    (1,472,100)        (4,400)    (9,556,600)   14,381,600

Issuance of common stock due to the
  exercise of warrants, options and
  underwriter units, net of costs
  of $177,800                          2,328,853      300    12,262,700             -              -              -    12,263,000
Deferred compensation related to
  stock options                                -        -     1,439,800    (1,439,800)             -              -             -
Amortization of deferred compensation          -        -             -     1,780,300              -              -     1,780,300
Change in market value of
  available-for-sale securities                -        -             -             -          6,900              -         6,900
Foreign currency translation adjustment        -        -             -             -           (600)             -          (600)
Net Loss                                       -        -             -             -              -     (9,374,700)   (9,374,700)
                                      ----------  -------  ------------  ------------   ------------   ------------  ------------
Balances, December 31, 2000           14,671,175    1,500    39,116,000    (1,131,600)         1,900    (18,931,300)   19,056,500

Issuance of common stock due to the
  exercise of options                     52,199        -        37,000             -              -              -        37,000
Proceeds from employee stock
  purchase                                64,958        -       152,900             -              -              -       152,900
Issuance of common stock to
  acquire technology                   2,500,000      200     6,499,800             -              -              -     6,500,000
Deferred compensation related to
  stock options and warrants                   -        -       120,200      (120,200)             -              -             -
Amortization of deferred compensation          -        -             -     1,058,000              -              -     1,058,000
Change in market value of
  available-for-sale securities                -        -             -             -            200              -           200
Foreign currency translation adjustment        -        -             -             -           (600)             -          (600)
Net Loss                                       -        -             -             -              -    (15,478,000)  (15,478,000)
                                      ----------  -------  ------------  ------------   ------------   ------------  ------------
Balances, December 31, 2001           17,288,332  $ 1,700  $ 45,925,900  $   (193,800)  $      1,500   $(34,409,300) $ 11,326,000
                                      ==========  =======  ============  ============   ============   ============  ============


    See accompanying summary of significant accounting policies and notes to consolidated financial statements



                               GraphOn Corporation
                      Consolidated Statements of Cash Flows

Years ended December 31,                            2001           2000           1999
------------------------                        ------------   ------------   ------------

Cash Flows From Operating Activities:
  Net loss                                      $(15,478,000)  $ (9,374,700)  $ (7,033,400)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                    3,051,800      1,423,900      2,637,200
  Asset impairment loss                            4,500,900              -              -
  Loss on disposal of fixed assets                   110,000          6,900              -
  Amortization of deferred compensation            1,058,000      1,780,300        310,000
  Provision for doubtful accounts                    250,000         75,000              -
  Loss on long-term investment                        41,100      2,608,100              -
  Changes in operating assets and liabilities:
   Accounts receivable                              (121,200)       846,400     (1,105,900)
   Prepaid expenses and other assets                  94,500         18,500       (572,200)
   Accounts payable                                  (41,600)       101,800        144,000
   Accrued expenses                                 (647,000)       918,500        (34,900)
   Deferred revenue                                  428,800         30,000          6,400
                                                ------------   ------------   ------------
Net cash used in operating activities:            (6,752,700)    (1,565,300)    (5,648,800)

Cash Flows From Investing Activities:

  Purchase of available-for-sale securities       (4,779,900)    (7,020,400)    (2,031,700)
  Proceeds from sale of available-
   for-sale securities                             7,338,900      3,481,000              -
  Capitalization of software
   development costs                                (396,500)      (343,400)      (185,300)
  Capital expenditures                              (596,500)    (1,262,000)      (332,600)
  Purchase of technology                                   -     (2,406,300)             -
  Other assets                                       (37,200)       (17,700)       (10,300)
  Investment in related party                       (103,700)    (3,500,000)             -
  Proceeds from dissolution of joint
   venture - related party                           954,500              -              -
                                                ------------   ------------   ------------
Net cash provided by (used in) investing
  activities:                                      2,379,600    (11,068,800)    (2,559,900)

Cash Flows From Financing Activities:

  Repayment of convertible note payable                    -              -       (475,000)
  Proceeds from note payable                         131,200        156,200              -
  Repayment of note payable                         (194,900)       (65,900)             -
  Net proceeds from issuance of
   common stock                                      189,900     12,263,000     15,377,100
  Purchase and retirement of common stock                  -              -        (10,000)
                                                ------------   ------------   ------------
Net cash provided by financing activities:           126,200     12,353,300     14,892,100
                                                ------------   ------------   ------------
Effect of exchange rate fluctuations on
   cash and cash equivalents                            (600)          (600)          (300)

Net Increase (Decrease) in Cash
  and Cash Equivalents                            (4,247,500)      (281,400)     6,683,100

Cash and Cash Equivalents:
   Beginning of year                               8,200,100      8,481,500      1,798,400
                                                ------------   ------------   ------------

   End of year                                  $  3,952,600   $  8,200,100   $  8,481,500
                                                ============   ============   ============


        See accompanying summary of significant accounting policies and notes to consolidated financial statements

GraphOn Corporation
Summary of Significant Accounting Policies

The Company. The Company was incorporated in the state of California in May 1982. The Company's headquarters have historically been maintained in northern California, most recently in Morgan Hill. Effective April 1, 2002, the Company will relocate its headquarters to Bellevue, Washington. The Company develops, markets, sells and supports business infrastructure software that empowers a diverse range of desktop computing devices (desktops) to access server-based Windows, UNIX and LINUX applications from any location, over network or Internet connections.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Marketable Securities.  Under Statement of Financial Accounting
Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, securities are classified and accounted for as follows:

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

Capitalized Software Costs. Costs incurred internally in creating computer software products to be sold, leased, or otherwise marketed are charged to expense when incurred, as research and development, until technological feasibility has been established for the product. Thereafter, such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized based on either estimated current and future revenue for each product or straight-line amortization over the shorter of three years or the remaining estimated life of the product, whichever produces the higher expense for the period. As of December 31, 2001 and 2000, capitalized costs aggregated $1,038,600 and $642,000, with accumulated amortization of $525,200 and $290,900, respectively.

Patent. Patent cost is amortized on a straight-line basis over the estimated remaining useful life of the patent, not to exceed 16 years.

Revenue. Under Statement of Position (SOP) 97-2, Software Revenue Recognition, revenue earned on software arrangements involving multiple elements is allocated to each element arrangement based on the relative fair values of the elements. If there is no evidence of the fair value for all the elements in a multiple element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. In accordance with SOP 97-2, the Company recognizes revenue from the sale of software licenses when all the following conditions are met:

o Persuasive evidence of an arrangement exists,
o Delivery has occurred, or services have been rendered, and no significant obligations remain,
o The price to the buyer is fixed or determinable, and o Collectibility is reasonably assured.

Revenue from the sale of maintenance agreements is recognized ratably over the term of the agreement. OEM license revenues are generally recognized as deliveries are made or at the completion of contractual billing milestones. Deferred revenue, resulting from maintenance and license agreements, and from transactions which have yet to meet all of the above-listed conditions, aggregated $577,800 and $149,000 as of December 31, 2001 and 2000, respectively.

Advertising Costs. The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2001, 2000, and 1999 were approximately $94,900 $353,500 and $557,400, respectively.
Advertising consists primarily of various printed material.

Income Taxes. Under SFAS No. 109, Accounting for Income Taxes, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

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

As of December 31, 2001 and 2000, the fair values of the Company's financial instruments approximate their historical carrying amounts.

Investments in Joint Venture: Investments in the China joint venture are accounted for by using the equity method under which the Company's share of earnings (loss) from the joint venture is reflected as income (loss) against the investment account. Dividends are credited against the investment account as received.

The Company's investment of $3,500,000 in the China joint venture was reduced by the Company's proportionate share of the joint venture's operating loss. On August 27, 2001, the China joint venture was dissolved. Accordingly, as of December 31, 2001, the carrying value of the joint venture was $0.

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

Stock-Based Incentive Programs. SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value-based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company continues to use the accounting prescribed by APB Opinion No. 25 and, as such, is required to disclose pro forma net income and earnings per share as if the fair value-based method of accounting had been applied throughout the year.

Earnings Per Share of Common Stock. SFAS No. 128 Earnings Per Share, provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the years ended December 31, 2001, 2000, and 1999, 3,765,232, 2,528,461, and 2,078,391 shares, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Comprehensive Income. SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity

(net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealizable gain/loss of available-for-sale securities. The individual components of comprehensive income
(loss) are reflected in the statements of shareholders' equity. As of December 31, 2001, 2000 and 1999, accumulated other comprehensive loss was comprised of foreign currency translation loss and unrealized losses on available-for-sale securities.

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

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, adoption of the new standard on January 1, 2001 did not have a material impact on results from operations, financial position or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN No. 44) Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25 (APB No. 25). FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN No. 44 did not have a material effect on the Company's financial results.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS No. 141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

SFAS No. 142 requires, among other things, that the Company no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS No. 141 and SFAS No. 142 will have on the Company's financial position and results of operations.

In August 2001, the Financial Accounting Standards Board finalized FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 retains the determination and measurement criteria for impairment losses set out in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, and adds additional implementation guidelines concerning the treatment of goodwill; use of the probability-weighted cash flow assumptions; establishment of a primary-asset approach for grouping assets and liabilities that represent a unit of accounting; measurement issues for long-lived assets to be disposed of; reporting results of operations of a component of an entity (reporting segment, operating segment, subsidiary or an asset group) as discontinued operations under certain conditions.

SFAS No. 144 will become effective for the Company, as well as other calendar year companies, on January 1, 2002. At present, the Company is currently assessing but has not yet determined the impact the adoption of SFAS No. 144 will have on the Company's financial position and results of operations.

Reclassifications. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Notes to Consolidated Financial Statements

1.    Significant Recent Developments.

During the fourth quarter of 2001 the Company recorded an impairment charge of $4,500,900 against several of its intangible assets, primarily capitalized technology assets. Statement of Financial Accounting Standards (SFAS) No. 121 - Accounting for the Impairment of Long-Lived Assets requires that long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 sets forth examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be addressed, including the following:

o  A significant decrease in the market value of an asset;
o A significant change in the extent or manner in which an asset is used;
o A significant adverse change in the business climate that could affect the value of an asset; and
o  Current and historical operating or cash flow losses.

The Company believed that a review of its current carrying values to evaluate whether the value of any long-lived technology assets had been impaired was warranted, due to several factors, including:

o The challenges faced in bringing the Windows enterprise product to maturity;
o  The continued pervasive weakness in the world-wide economy; and
o How the Company was incorporating and planning to incorporate each element of the technologies purchased into its technology.

Based on a study of the various factors affecting asset impairment, as outlined above and in SFAS No. 121, the following asset impairment charges were determined to be necessary in order to reduce the carrying value of these assets to the Company's current estimate of the present value of the expected future cash flows to be derived from these assets:

                             Net Book                           Net Book
                           Value Before       Impairment      Value After
                            Impairment        Write Down       Impairment
                         ---------------   ---------------  ---------------
Purchased Technology     $     7,283,300   $     4,150,900  $     3,132,400
Patent                           350,000           350,000                -
                         ---------------   ---------------  ---------------
Totals                   $     7,633,300   $     4,500,900  $     3,132,400
                         ===============   ===============  ===============

Walter Keller, who had been serving as the Company's Chief Executive Officer and President, and was a member of the Board of Directors, and Robin Ford, Mr. Keller's wife, who had been serving as the Company's Executive Vice President Marketing, and was a member of the Board of Directors, each departed from their positions and the Board, effective January 10, 2002. The Company paid $337,500 and $162,500 to Mr. Keller and Ms. Ford, respectively, in exchange for their release of any and claims against the Company, including but not limited to those relating to their employment agreements dated February 7, 2001. Mr. Keller and Ms. Ford were co-founders of the Company.

During January 2002, the Company appointed its Chairman of the Board of Directors, Robert Dilworth, Interim Chief Executive Officer while a search for a new Chief Executive Officer was commenced. Additionally, the Company determined that management would be conducting a thorough review of operations to determine what restructurings, if any, were necessary to remain competitive in the current business economy.

During February 2002, the Company determined that it would be closing its Morgan Hill, California corporate offices, effective March 31, 2002, as part of the corporate restructuring, and relocating its corporate offices to its Bellevue, Washington offices. The closure of the Morgan Hill, California corporate offices would also coincide with a work force reduction, primarily in general and administrative and sales and marketing areas. The Company estimates that the ultimate cost of these 2002 restructuring charges, which include severance, lease termination and asset abandonment costs, will be approximately in the range of $1,400,000 to $2,150,000 and will be charged against the Company's results of operations in the first quarter of 2002.

The Company determined during February 2002 that it would temporarily shift the focus of its sales and marketing effort for the balance of 2002 towards its UNIX products and away from its Windows products, while continuing engineering efforts to refine the Windows-based product line, particularly the Windows enterprise edition, GG:XP, so that those products would compete more effectively in the market place. The Company does not expect this shift in sales and marketing focus to have a material negative impact on its Windows-based revenue as the Company will continue to service and support previously established Windows-based customers.

2.  Available-For-Sale Securities.

As of December 31, 2001 available-for-sale securities consisted of investments in corporate debt securities (bonds) with an aggregate par value of $2,950,000. The bonds bear interest in the range of 1.98% to 6.44% and mature at various times in 2002. In 2001, 2000, and 1999, proceeds from the sale of securities were $7,338,900, $3,481,000 and $0, respectively. Realized gains and losses were not material in 2001, 2000, and 1999. A summary of available-for-sale securities follows:

      December 31,                 2001                 2000
      ------------             -----------          ----------
      Cost of securities       $ 3,007,800          $5,565,100
      Unrealized gain/(loss)           200               1,900
                               -----------          ----------
                               $ 3,008,000          $5,567,000
                               ===========          ==========

3.  Property and Equipment.

Property and equipment consisted of the following:

      December 31,                        2001                 2000
      ------------                     -----------          ----------
      Equipment                        $ 1,430,700          $1,108,000
      Furniture and fixtures               644,700             617,900
      Leasehold improvements               337,300             300,600
                                       -----------          ----------
                                         2,412,700           2,026,500
      Less: accumulated depreciation
        and amortization                   976,600             554,800
                                       -----------          ----------
                                       $ 1,436,100          $1,471,700
                                       ===========          ==========

4.  Purchased Technology.

Purchased technology consisted of the following:

      December 31,                       2001             2000
      ------------                    -----------     -----------

      Purchased technology            $ 8,690,800     $ 6,341,700
      Less: accumulated amortization    5,558,400       3,288,100
                                      -----------     -----------
                                      $ 3,132,400     $ 3,053,600
                                      ===========     ===========

5.  Accrued Expenses.

Accrued expenses consisted of the following:

      December 31,                    2001        2000
      ------------                 ---------  -----------
      Payroll and related expenses $ 392,300  $   614,600
      Professional fees              220,100      581,300
      Accrued taxes                   31,900       40,000
      Other                           91,200      146,600
                                   ---------  -----------
                                   $ 735,500  $ 1,382,500
                                   =========  ===========

6.  Stockholders' Equity.

Common Stock

On July 12, 1999, GraphOn Corporation (GraphOn-CA) merged (the "merger") with and into Unity First Acquisition Corporation ("Unity"). Unity, as the surviving entity of the merger, then changed its name to GraphOn. Pursuant to the merger, each outstanding share of GraphOn common stock was exchanged for 0.5576 shares of Unity common stock and each outstanding option and warrant to purchase shares of GraphOn common stock was exchanged for 0.5576 options or warrants to purchase shares of Unity common stock.

Additionally, GraphOn received $5,425,000 in cash, which was placed into trust upon Unity's initial public offering in November 1996 and released from trust upon consummation of the merger. As of July 12, 1999, GraphOn-CA had 16,296,559 shares (pre-split basis) of common stock outstanding. As a result of the merger, the GraphOn-CA shareholders acquired approximately 9,086,961 shares of Unity common stock, or approximately 82.9% of the then outstanding Unity common stock. The merger was accounted for as a capital transaction, which is equivalent to the issuance of stock by GraphOn-CA for Unity's monetary assets of approximately $5,425,000, accompanied by a recapitalization of GraphOn-CA. All references to number of shares and per share data in the financial statements have been adjusted to reflect the exchange of stock on a retroactive basis.

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

During 2000 and 1999, the Company issued options to various third parties in exchange for services provided. Using the Black-Scholes option-pricing model, the Company capitalized $1,439,800 and $1,216,100 during 2000 and 1999, respectively, as deferred compensation, using the following assumptions: dividend yield of 0, expected volatility of 70%, risk-free interest rate of 5.25%, and expected life of five years. Such deferred compensation is amortized over the life of the underlying service agreements. The Company amortized $1,780,300 and $310,000, in 2000 and 1999, respectively, of deferred compensation related to options that had been issued to various third parties.

During 2001, the Company issued options and warrants to various third parties in exchange for services provided. Using the Black-Scholes option-pricing model, the Company capitalized $120,200 as deferred compensation. The following assumptions were used for pricing the options and warrants: dividend yield of 0, expected volatility of 60%, risk-free interest rate of 5.25%, and expected life of one year. During 2001, the Company amortized $96,300 of deferred compensation related to the issuance of the options and warrants to these various third parties.

During 2001, the Company issued 2,500,000 shares of common stock in exchange for exclusive rights to Menta Software's web-based technology. Based on the then fair market value of the Company's common stock, the technology was valued at $6,500,000.

During 2001, the Company issued 64,958 shares of common stock to employees in connection with the Employee Stock Purchase Plan resulting in net cash proceeds of $152,900.

Stock Purchase Warrants

As of December 31, 2001, the following common stock warrants were issued and outstanding:

                         Shares subject    Exercise    Expiration
Issued with respect to:      to Warrant       Price          Date
-----------------------      ----------       -----          ----
Convertible notes                83,640      $ 1.79         01/06
Private placement               373,049      $ 1.79         01/06
Financing                           676      $ 1.79         12/03
IPO Directors Class A           111,667      $ 5.50         07/04
IPO Directors Class B           180,000      $ 7.50         07/04
Consulting Services             300,000      $ 5.25         12/03
Consulting Services              50,000      $ 1.00         04/04
Consulting Services             125,000      $ 1.75         04/04


Stock Grant Program

In June 1998, the Company adopted a stock grant program (Stock Grant Program), which is restricted to employees, officers and consultants. The Company had authorized the issuance of up to 724,880 shares of its common stock in connection with the Stock Grant Program and the Stock Option Plan (discussed below). In May 1999, the number of shares authorized under the Plan was increased by 1,505,520 shares to 2,230,400 shares. In June 2000, the number of shares authorized under the Plan was increased by 700,000 shares to 2,930,400 shares.

Under the Stock Grant Program, eligible individuals may, at the Plan Administrator's discretion, be issued shares of common stock directly, either through (a) the purchase of shares at a price not less than 85% of the estimated fair market value of the stock at the time of the issuance, or (b) as a bonus for past services rendered. Ownership of such shares generally vests over a four-year period. As of December 31, 2001, 283,540 shares have been issued under the Stock Grant Program. No shares were issued in 2001, 2000 or 1999.

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

A summary of the status of the Company's stock option plan as of December 31, 2001, 2000, and 1999, and changes during the years then ended is presented in the following table:

                                   Options Outstanding
                                   -------------------
                 December 31, 2001  December 31, 2000   December 31, 1999
                 -----------------  -----------------   -----------------
                      Wtd. Avg.          Wtd. Avg.            Wtd. Avg.
                 SharesEx.  Price   SharesEx.   Price    Shares Ex.  Price
                ---------  -------  ---------  -------  ----------   -----

Beginning       2,179,489  $  5.42  1,830,234  $  4.99      11,152   $0.14
Granted         1,045,150  $  1.30    825,750  $  5.65   1,826,379   $5.02
Exercised         (23,627) $  1.51   (100,815) $  1.99           -   $   -
Forfeited        (659,812) $  3.27   (375,680) $  4.72      (7,297)  $5.28
                ---------  -------  ---------  -------   ---------   -----
Ending          2,541,200  $  4.33  2,179,489  $  5.42   1,830,234   $4.99
                =========  =======  =========  =======   =========   =====

Exercisable at
  year-end      2,541,200             873,535              126,234
                =========             =======              =======

Weighted-average fair value of options granted during the period:

                           $  0.73             $  3.72               $4.02
                           =======             =======               =====

The following table summarizes information about stock options outstanding as of December 31, 2001:

                        Options Outstanding         Options Exercisable
                        -------------------         -------------------
                            Wtd. Avg.
                   No.      Remaining               Number
  Range of     Outstanding Contractual Wtd. Avg.  Exercisable  Wtd. Avg.
  Ex. Price    at 12/31/01     Life    Ex. Price  at 12/31/01  Ex. Price
  ---------    -----------     ----    ---------  -----------  ---------
$0.01 -  3.00    1,269,632   8.80 yrs. $    1.43    1,269,632  $    1.43
$3.01 -  6.00       61,282   7.72 yrs. $    5.28       61,282  $    5.28
$6.01 -  9.00    1,075,286   7.89 yrs. $    6.27    1,075,286  $    6.27
$9.01 - 16.00      135,000   8.13 yrs. $   15.62      135,000  $   15.62
               -----------             ---------  -----------  ---------
                 2,541,200             $    4.33    2,541,200  $    4.33
               ===========             =========  ===========  =========

SFAS No. 123 requires the Company to provide pro forma information regarding net
(loss) income and (loss) earnings per share as if compensation cost for the stock option plan had been determined in accordance with the fair value-based method prescribed in SFAS No.123 throughout the year. The Company estimated the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2001, 2000, and 1999, respectively: dividend yield (all years) of 0; expected volatility of 60%, 70%, and 130%; risk-free interest rate of 5.25 %, 5.25%, and 5.60%; and expected lives of five, five, and five years, respectively, for all plan options.

Under SFAS No. 123, the Company's pro forma net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

                                 2001          2000         1999
                             ------------  ------------  -----------
Net loss:
   As reported               $(15,478,000) $ (9,374,700) $(7,033,400)
   Pro forma                 $(18,172,000) $(12,435,700) $(7,405,400)

Basic and diluted loss
   per share
   As reported               $      (0.97) $     (0.65)  $     (0.71)
   Pro forma                 $      (1.05) $     (0.86)  $     (0.74)

7.  Income Taxes.

The provision for income taxes for the years ended December 31, 2001, 2000, and 1999 consist of minimum state taxes.

The following summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34%:

December 31,                     2001         2000          1999
------------                -----------  ------------   -----------
Federal income tax at
 statutory rate             $(5,262,500) $ (3,187,200)  $(2,392,900)
State income taxes, net
 of federal benefit            (902,400)     (544,400)     (422,300)
Tax benefit not
  currently recognizable      6,260,300     3,717,200     2,811,800
Research and development
  Credit                       (100,000)            -             -
Other                             5,400        15,200         4,200
                            -----------   -----------   -----------
Provision for income taxes  $       800   $       800   $       800
                            ===========   ===========   ===========

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes, as follows:

December 31,                             2001           2000
------------                        ------------    -----------
Net operating loss carryforwards    $  9,586,500    $ 5,980,400
Tax credit carryforwards                 443,800        360,000
Capitalized software                    (204,500)      (115,900)
Depreciation and amortization          2,517,900        957,800
Reserves not currently deductible        407,800        405,800
Deferred compensation                  1,125,400              -
                                    ------------    -----------
Total deferred tax asset              13,876,900      7,588,100
Valuation allowance                  (13,876,900)    (7,588,100)
                                    ------------    -----------
Net deferred tax asset              $          -    $         -
                                    ============    ===========

The Company has net operating loss carryforwards available to reduce future taxable income, if any, of approximately $26,225,000 and $11,266,500 for Federal and California income tax purposes, respectively. The benefits from these carryforwards expire at various times from 2007 through 2021. As of December 31, 2001, the Company cannot determine that it is more likely than not that these carryforwards and other deferred tax assets will be realized, and accordingly, the Company has fully reserved for these deferred tax assets. Furthermore, approximately $1,125,400 of the valuation allowance related to the amortization of deferred compensation will be credited to equity upon its reversal.

In 1998 the Company experienced a "change of ownership" as defined by the provisions of the Tax Reform Act of 1986. As such, utilization of the Company's net operating loss carryforwards through 1998 will be limited to approximately $400,000 per year until such carryforwards are fully utilized or expire.

8.  Concentration of Credit Risk.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, available-for-sale securities and trade receivables. The Company places cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Available-for-sale securities are held in public companies for which there are ready markets. As of December 31, 2001, the Company had approximately $6,417,400 of cash and cash equivalents and available-for-sale securities with financial institutions, in excess of FDIC insurance limits.

For the year ended December 31, 2001, our three largest third-party customers accounted for approximately 27.1%, 26.3% and 10.1% of total revenues, respectively, with related accounts receivable as of December 31, 2001 of $0, $270,000 and $0, respectively. The outstanding balance was collected during February 2002. For the year ended December 31, 2000, these three third-party customers accounted for approximately 0.0%, 14.4% and 0.0% of total revenues, respectively, with related accounts receivable as of December 31, 2000 of $0, $150,000, and $0, respectively. The outstanding balance was collected during January 2001.

For the year ended December 31, 2000, our three largest third-party customers accounted for approximately 19.8%, 14.4% and 10.8% of total revenues, respectively, with related accounts receivable as of December 31, 2000 of $0, $150,000, and $0, respectively. All outstanding amounts as of December 31, 2000 were collected during January 2001. There were no significant sales to any of these three customers during 1999.

For the year ended December 31, 1999, our two largest third-party customers accounted for approximately 13.3% and 10.3% of total revenues, respectively. No other third-party customer accounted for 10.0% or more of total revenues. Neither of these two third party customers had a significant outstanding receivable balance as of December 31, 9999. We did not have significant sales to either of these two third party customers during 2000 or 2001.

Accounts receivable are derived from many customers in various industries. The Company believes any risk of loss is reduced due to the diversity of customers and geographic sales areas. The Company performs credit evaluations of customers' financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

9.  Related Party Transactions.

In connection with the December 1998 asset purchase from Corel Corporation (Corel), Corel obtained approximately a 27% ownership interest in the Company. Corel's ownership interest was approximately 7%, 8% and 18% as of December 31, 2001, 2000 and 1999, respectively. Corel was also a significant customer in 1999. Sales to Corel represented 40% of total revenues for the year ended December 31, 1999. There were no sales to Corel during 2001 or 2000.

At December 31, 1999, accounts receivable from Corel totaled $1,500,000, or approximately 90% of net receivables. This amount was collected in its entirety, when due, during the third quarter of 2000. No accounts receivable were due from Corel as of either December 31, 2001 or 2000.

In March 2000, the Company invested $3,500,000 for a 50% interest in GraphOn China Limited, (the joint venture) a joint venture in China. Also during 2000, the Company licensed a total of $2,500,000 of technology to the joint venture. Payment in full for the licensed technology was received prior to year-end 2000. Additionally, the Company has recognized 50% of the joint venture's operating loss since inception, in proportion with the Company's ownership interest.

On August 27, 2001, the Company dissolved the joint venture. There were no transactions with the joint venture during 2001. Summarized financial data of the joint venture, as of inception, March 8, 2000 through year-end December 31, 2000 and for the period from January 1, 2001 through dissolution, August 27, 2001, is as follows:

                                          2001
       (US $)                         (unaudited)         2000
                                      -----------    ------------
       Current assets                 $         -    $  1,949,600
       Other assets                             -          15,000
                                      -----------    ------------
       Total assets                   $         -    $  1,964,600
                                      ===========    ============

       Current liabilities            $         -    $    181,000
       Other liabilities                        -               -
                                      -----------    ------------
       Total liabilities              $         -    $    181,000
                                      -----------    ------------

       Total joint venturers' equity            -       1,783,600
                                      -----------    ------------
       Total liabilities and equity   $         -    $  1,964,600
                                      ===========    ============

       Net revenues                   $         -    $          -
                                      -----------    ------------
       Net loss                       $   (82,200)   $ (5,216,300)
                                      ===========    ============

The Company believes that the transactions with Corel and the joint venture, which occurred in 1999 and 2000, respectively, were at arms length and were under terms no less favorable than those with other customers.

10.  Contingencies and Commitments.

Operating Leases

In December 1998, the Company entered into a five-year operating lease for a facility in New Hampshire, which became cancelable, by the Company, as of October 31, 2001. In October 2000, the Company sublet approximately 6,300 square feet of the New Hampshire facility, which was otherwise idle, for a term of three years, which ends in October 2003.

In October 1999, the Company entered into an 18 months operating lease for a facility in London, United Kingdom, which provided for month-to-month tenancy upon expiration of the initial lease term.

In February 2000, the Company entered into a five-year operating lease for the Company's then corporate headquarters in Morgan Hill, California. (See Note 13 - Significant Year-End and Subsequent Events)

In May 2001, the Company entered into a five year operating lease for a facility in Bellevue, Washington.

The facility leases require payment of certain maintenance and operating expenses, such as taxes, insurance and utilities. Rent expense for the years ended December 31, 2001, 2000 and 1999 aggregated $558,700, $537,100, and
$330,800, respectively.

Future minimum annual lease payments for these leases, assuming that no sublessee is found to sublet the Company's Morgan Hill, California office space before expiration of the lease in 2005, are as follows:

Year ending December 31,
           2002                     $   565,100
           2003                         583,600
           2004                         395,400
           2005                         328,100
           2006                          55,000
                                    -----------
                                    $ 1,927,200
                                    ===========

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

Legal Proceedings

During 2001, 2000 and 1999, the Company had been engaged in litigation in the Superior Court of the State of California, Santa Clara County, with Insignia Solutions plc and Citrix Systems, Inc., which stemmed from the Company's disclosure in late 1996 of certain aspects of the Company's proprietary technology on a confidential basis to Insignia Solutions, plc, some of whose assets were later acquired by Citrix Systems, Inc. On April 3, 2001, the Company, Citrix and Insignia agreed to settle this litigation with prejudice, by an exchange of reciprocal agreements.

11.  Employee 401(k) Plan.

In December 1998, the Company adopted a 401(k) Plan ("the Plan") to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees.

Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. During 2001, 2000 and 1999, the Company contributed a total of $44,700, $11,000 and $0 to the Plan, respectively.

12.  Supplemental Disclosure of Cash Flow Information.

The following is supplemental disclosure for the statements of cash flows.

Years Ended December 31,             2001        2000       1999
------------------------          ---------   ---------  ---------
Cash Paid:
----------
Income Taxes                      $     800   $     800  $     800
Interest                          $   5,800   $   6,800  $  42,400
Noncash Investing and Financing
-------------------------------
Activities:
-----------
Stock and warrants issued for
   purchased technology and
   other assets                   $6,500,000  $       -  $       -
Stock issued for patent           $       -   $       -  $ 400,000

13.  Quarterly Information (Unaudited).

The summarized quarterly financial data presented below reflect all adjustments, which, except as discussed below, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. In the fourth quarter of 2001, the Company recorded a non-recurring impairment charge of $4,500,000 against several of its intangible assets as discussed Note 1.

In thousands, except per share data.

Year ended                First     Second    Third    Fourth     Full
December 31, 2001        Quarter   Quarter   Quarter   Quarter    Year
-----------------        -------   -------   -------   -------   -------

Net revenues             $ 2,321   $ 1,936   $ 1,018   $   636   $ 5,911
Gross profit (loss)        1,939     1,568        85      (293)    3,298
Asset impairment charge        -         -         -    (4,501)   (4,501)
Operating loss            (2,347)   (2,440)   (4,412)   (6,689)  (15,887)
Net loss                  (2,171)   (2,327)   (4,344)   (6,636)  (15,478)
Basic and diluted
  loss per common share    (0.15)    (0.16)    (0.25)    (0.38)    (0.97)

Year ended
December 31, 2000

Net revenues             $ 1,802   $ 1,842   $ 2,733   $ 1,190   $ 7,567
Gross profit               1,633     1,588     2,456       846     6,523
Operating loss            (1,310)   (1,585)   (1,279)   (3,766)   (7,940)
Net loss                  (1,174)   (2,240)   (2,019)   (3,942)   (9,375)
Basic and diluted
  loss per common share    (0.08)    (0.15)    (0.14)    (0.28)    (0.65)


  Report of Independent  Certified  Public  Accountants on  Supplemental
  Schedule



  To the Board of Directors and Shareholders of GraphOn Corporation

  The audits referred to in our report dated February 5, 2002 relating to the consolidated financial statements of GraphOn Corporation and Subsidiary, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

  In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



  /x / BDO Seidman, LLP
  San Jose, California
  February 5, 2002

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      Balance     Charged
                        At        to costs                   Balance
                     Beginning      and                      at end of
Description          of period    expenses      Deductions    period
-----------          ---------    ---------     ---------   ----------

Allowance for
  Doubtful accounts

2001                 $ 100,000    $ 250,000     $       -    $ 350,000

2000                 $  25,000    $  75,000     $       -    $ 100,000

1999                 $  25,000    $       -     $       -    $  25,000

                     GraphOn China Limited
                 Index to Financial Statements


                                                            Page

 Report of Independent Certified Public Accountants           55

 Balance Sheet as of December 31, 2000                        56

 Statement of Operations and Comprehensive Loss for
 the Period From Inception (March 8, 2000) through
 December 31, 2000 and the Period January  1, 2001
 through Dissolution (August 27, 2001)                        57

 Statement of Joint Venturers' Equity for the Period From
 Inception (March 8,2000) through December 31, 2000 and
 The Period from January 1, 2001 Through Dissolution
 (August 27, 2001)                                            58

 Statement of Cash Flows for the Period From Inception
 (March 8,2000) through December 31, 2000 and The Period
 from January 1, 2001 Through Dissolution (August 27, 2001)   59

 Summary of Significant Accounting Policies                   60

 Notes to Financial Statements                                62

Report of Independent Certified Public Accountants


To the Board of Directors and Shareholders
GraphOn China Limited

We have audited the accompanying balance sheet of GraphOn China Limited as of December 31, 2000, and the related statements of operations and comprehensive loss, joint venturers' equity, and cash flows for the period from inception (March 8, 2000) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the Summary of Significant Accounting Policies, the Company's recurring losses and accumulated deficit raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty.


/x / BDO Seidman, LLP
San Jose, California
February 2, 2001



                              GraphOn China Limited
                             A Dissolved Corporation
                                  Balance Sheet

(USD)
                                                        2001
December 31,                                         (Unaudited)      2000
------------                                          ---------   ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $       -    $ 1,817,100
   Due from related party                                     -        132,500
                                                      ---------    -----------
TOTAL CURRENT ASSETS                                          -      1,949,600
                                                      ---------    -----------
Office equipment, net                                         -         15,000
                                                      ---------    -----------
TOTAL ASSETS                                          $       -    $ 1,964,600
                                                      =========    ===========

LIABILITIES AND JOINT VENTURERS' EQUITY

CURRENT LIABILITIES:
   Accrued expenses                                   $       -    $   181,000
                                                      ---------    -----------
TOTAL CURRENT LIABILITIES                                     -        181,000
                                                      ---------    -----------
Commitments and contingencies

JOINT VENTURERS' EQUITY:
   Common stock, $0.01 par value, 7,500,000 shares
     authorized, 7,000,000 issued and outstanding             -         70,000
   Additional paid-in capital                                 -      6,930,000
   Accumulated other comprehensive loss                       -           (100)
   Accumulated deficit                                        -     (5,216,300)
                                                      ---------    -----------
TOTAL JOINT VENTURERS' EQUITY                                 -      1,783,600
                                                      ---------    -----------
TOTAL LIABILITIES AND JOINT VENTURERS' EQUITY         $       -    $ 1,964,600
                                                      =========    ===========

    See accompanying summary of significant accounting policies and notes to financial statements



                             GraphOn China Limited
                            A Dissolved Corporation
                Statements of Operations and Comprehensive Loss
            Inception (March 8, 2000) Through December 31, 2000 and
             January 1, 2001 through Dissolution (August 27, 2001)

(USD)
                                       (Unaudited)
                                     January 1, 2001    Inception (March
                                   Through Dissolution  8, 2000) through
                                    (August 27, 2001)   December 31, 2000

                                           2001                 2000
                                      -------------        -------------
Total Revenue                                     -                    -
                                      -------------        -------------
Total Cost of Revenue                             -                    -
                                      -------------        -------------
Gross Profit                                      -                    -
                                      -------------        -------------
Operating Expenses
  Selling and marketing                     100,000              360,600
  General and administrative                  4,500            2,988,700
  Research and development                        -            2,000,000
                                      -------------        -------------
   Total Operating Expenses                 104,500            5,349,300
                                      -------------        -------------
Loss From Operations                       (104,500)          (5,349,300)
                                      ------------         -------------
Other Income (Expense):
  Interest and other income                  22,300              133,000
  Interest and other expense                      -                    -
                                      -------------        -------------
   Total Other Income (Expense)              22,300              133,000
                                      -------------        -------------
Net Loss                                   (82,200)           (5,216,300)
Other Comprehensive Income (Loss),
  net of tax:
  Foreign currency translation
   adjustment                                    -                  (100)
                                      ------------         -------------
Comprehensive Loss                    $    (82,200)        $  (5,216,400)
                                      ============         =============

Basic and Diluted Loss per Common Share   $  (0.01)             $  (0.75)
                                          ========              ========

Weighted Average Common Shares
 Outstanding                             7,000,000             7,000,000
                                         =========             =========

    See accompanying summary of significant accounting policies and notes to financial statements



                              GraphOn China Limited
                             A Dissolved Corporation
                      Statement of Joint Venturers' Equity

                                                                           Deficit
                                                                          Accumulted
                              Common Stock      Additional                   During
                           -----------------     Paid in    Comprehensive  Development
                           Shares     Amount     Capital       (Loss)         Stage         Totals
                          ---------  --------  ----------    ---------   -------------  ------------
Balances, March 8, 2000           -  $      -  $        -    $       -   $          -   $          -

Issuance of common stock
 to founders, March 2000  7,000,000    70,000   6,930,000            -              -      7,000,000

Foreign currency
 translation adjustment           -         -           -         (100)             -           (100)

Net loss                          -         -           -            -     (5,216,300)    (5,216,300)
                          ---------  --------  ----------    ---------   ------------   ------------
Balances,
  December 31, 2000       7,000,000    70,000   6,930,000         (100)    (5,216,300)     1,783,600
                          ---------  --------  ----------    ---------   ------------   ------------
(Following
balances
unaudited)

Net loss                          -         -           -            -        (82,200)       (82,200)

Dissolution              (7,000,000)  (70,000) (6,930,000)         100      5,298,500      1,701,400
                          ---------  --------  ----------    ---------   ------------   ------------
Balances,
  August 27, 2001                 -  $      -  $        -    $       -   $          -   $          -
                          =========  ========  ==========    =========   ============   ============


    See accompanying summary of significant accounting policies and notes to financial statements



                              GraphOn China Limited
                             A Dissolved Corporation
                             Statement of Cash Flows
            From Inception (March 8, 2000) Through December 31, 2000
              January 1, 2001 Through Dissolution (August 27, 2001)


                                                         (Unaudited)
                                                       January 1, 2001      Inception (March
                                                     Through Dissolution   8, 2000) Through
                                                      (August 27, 2001)    December 31, 2000
                                                              2001                2000
                                                        -------------      ---------------

Cash Flows From Operating Activities:
  Net loss                                              $     (82,200)     $    (5,216,300)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                                 2,700                1,100
  Foreign currency translation                                      -                  100
  Changes in operating assets and liabilities:
   Due from related party                                     132,500             (132,500)
   Accrued expenses                                          (181,000)             181,000
                                                        -------------      ---------------
Net cash used in operating activities                        (128,000)          (1,565,300)
                                                        -------------      ---------------
Cash Flows From Investing Activities:
  Capital expenditures                                              -           (1,262,000)
                                                        -------------      ---------------
Net cash used in investing activities                               -           (1,262,000)
                                                        -------------      ---------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                            -            7,000,000
  Dissolution proceeds to joint venturers                  (1,689,100)                   -
                                                        -------------      ---------------
Net cash provided (used in) by financing
 activities                                                (1,689,100)           7,000,000
                                                        -------------      ---------------
Net Increase (Decrease) in Cash
  and Cash Equivalents                                     (1,817,100)           1,817,100

Cash and Cash Equivalents:
   Beginning of period                                      1,817,100                    -
                                                        -------------      ---------------
   End of period                                        $           -      $     1,817,100
                                                        =============      ===============


 See accompanying summary of significant accounting policies and notes to financial statements

GraphOn China, Ltd.
Summary of Significant Accounting Policies

The Company. GraphOn China, Ltd. (the Company) was formed in March 2000 as a joint venture between GraphOn Corporation (GraphOn) and Tianjin Development Holdings, Ltd. (Tianjin) with each of the two parties owning 50% of the Company. The purpose of the joint venture was to bring GraphOn's Bridges software and other technology solutions to China's business-to-business internet and software market. Upon inception of the Company, GraphOn and Tianjin invested $3,500,000 each, in exchange for 3,500,000 shares, each, of the Company's common stock.

On August 27, 2001, the Company was dissolved and all net assets of the Company were equitably returned to GraphOn and Tianjin in accordance with the then current balances of their equity accounts.

Going Concern. As indicated in the accompanying financial statements, the Company has incurred a net loss since inception and as of December 31, 2000, has an accumulated deficit of $5,216,300. This factor, as well as the uncertainty regarding the Company's ability to obtain additional financing, creates an uncertainty about the Company's ability to continue as a going concern. Management is developing a plan to continue development of technology and to obtain continued financing. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As discussed above, on August 27, 2001, the Company was dissolved.

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

Income Taxes. Under SFAS No. 109, Accounting for Income Taxes, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

Fair Value of Financial Instruments. The Company used the following methods and assumptions in estimating the fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.

As of December 31, 2000, the fair value of the Company's financial instruments approximated their historical carrying amounts.

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

Earnings Per Share of Common Stock. The Company has adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. For 2000, there were no potentially dilutive securities.

Comprehensive Income. SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealizable gain/loss of available-for-sale securities. The individual components of comprehensive income
(loss) are reflected in the statements of shareholders' equity. As of December 31, 2000 accumulated other comprehensive loss was comprised of foreign currency translation loss.

Notes to Financial Statements

1.  Related Party Transactions.

In addition to the initial investments by GraphOn and Tianjin in March 2000, the Company has had various transactions with these related parties, as follows:

GraphOn

During 2000, the Company incurred $ 11,300 selling and marketing, $488,700 general and administrative, and $2,000,000 research and development expenses from GraphOn.

Tianjin

During 2000, the Company incurred $2,500,000 general and administrative expenses from Tianjin. Additionally, the Company transferred funds to Tianjin during 2000, in order for Tianjin to make payments on the Company's behalf. As of December 31, 2000, the Company had a balance of $132,500 due from Tianjin, representing payments made by the Company to Tianjin during 2000, which Tianjin will pay on the Company's behalf during 2001. These amounts were paid by Tianjin to various third party vendors during 2001, prior to dissolution.

2.  Commitments.

Leases

Effective November 2000, the Company leases office space under an operating lease, which requires monthly payments through October 2001. Minimum rental payments for 2001 are $10,000. Rent expense during 2000 was $2,000. Immediately prior to dissolution in August 2001, all amounts outstanding under the lease were paid in full to the landlord and the lease was cancelled.

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

Effective with the dissolution of the Company, on August 27, 2001, the officer of the Company became an employee of one of the two joint venture owners of the Company, GraphOn Corporation, and agreed to release the Company from all present and future claims arising form the original employment agreement with the Company.

3.  Supplemental Disclosure of Cash Flow Information

During 2000, the Company made no payments for interest or income taxes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      (a) Information called for by Item 10 concerning our directors is set forth under the heading "Election of Directors" in our Proxy Statement related to the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), which is incorporated herein by reference.

      (b) The information required by this Item concerning our executive officers is set forth at the end of Part I of this Form 10-K.

Item 11.  Executive Compensation

      Information called for by Item 11 is set forth under the heading "Executive Compensation" in the 2002 Proxy Statement, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

      Information called for by Item 12 is set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

      Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)  The following documents are filed as part of this report:

      (1) Financial statements filed as part of this report are listed on the "Index to Consolidated Financial Statements" at page 31 herein.

      (2) Financial Statement Schedules. The applicable financial statement schedules required under Regulation S-X have been included beginning on page 52 of this report, as follows:

             i. Report of Independent Certified Public Accountants on Financial
                Statement Schedule:  page 52
            ii. Schedule II - Valuation and Qualifying Accounts:  page 53

      (3 Financial statements of GraphOn China Limited, a 50% owned venture not consolidated by the registrant, are listed on the "Index to Financial Statements" at page 54 herein.


(b) Reports on Form 8-K: The Company filed the following report on Form 8-K during the fourth quarter of the year ended December 31, 2001:
     On October 17, 2001, the Company reported under Item 5, of Form 8-K, dated October 4, 2001, that the Company's revenue for the fourth quarter of 2001, ended December 31, 2001 would fall short of previously provided guidance by approximately 30%. Additionally, the Company reported that in order to reduce operating costs, management compensation had been lowered and the Company's workforce was going to be reduced by 30%.

(c) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

                                    EXHIBITS

Exhibit
Number     Description of exhibit
2.1 Agreement and Plan of Merger and Reorganization dated as of February 1, 1999, between registrant and GraphOn
           Corporation, a California corporation (1)
3.1        Amended and Restated Certificate of Incorporation of
           Registrant (1)
3.2        Amended and Restated Bylaws of Registrant (1)
4.1 Form of certificate evidencing shares of common stock of Registrant (2)
4.2 Warrant Agreement dated November 12, 1996 between Registrant and GKN Securities Corp. and Gaines, Berland, Inc. (2)
4.3 Registration Rights Agreement dated October 28, 1998 between Registrant, Spencer Trask Investors, Walter Keller and the investors purchasing units in Registrant's private placement (1)
4.4        Amendment to Registration Rights Agreement (1)
10.1       1996 Stock Option Plan of Registrant (2)
10.2       1998 Stock Option/Stock Issuance Plan of Registrant (1)
10.3 Securities Purchase Agreement by and among Registrant and Menta Software Limited, dated as of May 31, 2001 (4)
10.4 Technology License Agreement by and among Registrant and Menta software Limited, dated as of May 31, 2001 (4)
10.5 Lease Agreement between Corel Inc., and CML realty Corp., dated September 1998 and assumed by Registrant on December 31,
           1998 (1)
10.6 Lease Agreement between Registrant and Thoits Brothers, Inc., dated February 24, 2000 (3)
23.1       Consent of BDO Seidman, LLP


(1)   Incorporated by reference from Registrant's Form S-4, file number
      333-76333.

(2)   Incorporated by reference from Registrant's Form S-1, file number
      333-11165.

(3) Incorporated by reference from Registrant's annual report on Form 10-K for the year ended December 31, 1999.

(4) Incorporated by reference from Registrant's current report on Form 8-K, dated July 20, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Morgan Hill, State of California, on March 29, 2002.

                               GRAPHON CORPORATION


                                          By:  /s/ William Swain
                                             ---------------------
                                                 William Swain
                                            Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                Title

/s/ Robert Dilworth                 Chairman of the Board and
-------------------                 Interim Chief Executive Officer
Robert Dilworth                     (Principal Executive Officer)
March 29, 2002


/s/ William Swain                   Chief Financial Officer and
-----------------                   Secretary
William Swain                       (Principal Financial Officer and
March 29, 2002                       Principal Accounting Officer)


/s/ August P. Klein                 Director
-------------------
August P. Klein
March 29, 2002


/s/ Michael Volker                  Director
------------------
Michael Volker
March 29, 2002