Form 10-K/A
period 2001-12-31
GRAPHON CORP/DE
filed 2002-04-30
CIK 1021435

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-K/A-1

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

                Registrant's telephone number: (425) 818-1400

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICES AND DIRECTORS OF THE REGISTRANT

      Set forth below is information concerning each of our directors and executive officers as of March 29, 2002.

   Name                    Age      Position

Robert Dilworth            60       Chairman of the Board of Directors and
                                    Chief Executive Officer (Interim)
William Swain              61       Chief Financial Officer and Secretary
George Phillips            59       Vice President, Worldwide Sales and
                                    Marketing
August P. Klein            65       Director
Michael Volker             53       Director

      Robert Dilworth has served as one of our directors since July 1998 and was appointed Chairman in December 1999. In January 2002, Mr. Dilworth was appointed Interim Chief Executive Officer upon the termination, by mutual agreement, of our former Chief Executive Officer, Walter Keller. From 1987 to 1998 he served as the Chief Executive Officer and Chairman of the Board of Metricom, Inc., a leading provider of wireless data communication and network solutions. Prior to joining Metricom, from 1985 to 1988, Mr. Dilworth served as President of Zenith Data Systems Corporation, a microcomputer manufacturer. Earlier positions included Chief Executive Officer and President of Morrow Designs, Chief Executive Officer of Ultramagnetics, Group Marketing and Sales Director of Varian Associates Instruments Group, Director of Minicomputer Systems at Sperry Univac and Vice President of Finance and Administration at Varian Data Machines. Mr. Dilworth is also a director of eOn Communications, Mobility Electronics, Transcept Corporation, Yummy Interactive and Get2Chip.com, Inc.

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

      George Phillips has served as our Vice President, Worldwide Sales since October 2000 and was appointed Vice President, Worldwide Sales and Marketing in January 2002. Previously, Mr. Phillips served as Vice President, Worldwide Sales at HotJobs Software Group, which merged with Resumix, Inc., where Mr. Phillips was Vice President, North American Sales and region vice president, since 1997. Prior to Resumix, Mr. Phillips was vice president of sales at Covalent Systems Corporation from 1983 through 1997. Mr. Phillips has also held various sales and marketing positions with Fafco, Inc. and Xerox Corporation. Mr. Phillips holds a Bachelors degree in Psychology and Economics from Brigham Young University.

      August P. Klein has served as one of our directors since August 1998. Mr. Klein has been, since 1995, the founder, Chief Executive Officer and Chairman of the Board of JSK Corporation. From 1989 to 1993, Mr. Klein was founder and Chief Executive Officer of Uniquest, Inc., an object-oriented application software company. From 1984 to 1988, Mr. Klein served as Chief Executive Officer of Masscomp, Inc., a developer of high performance real time mission critical systems and UNIX-based applications. Mr. Klein has served as Group Vice President, Serial Printers at Data Products Corporation and President and Chief Executive Officer at Integral Data Systems, a manufacturer of personal computer printers. From 1957 to 1982, he was General Manager of the Retail Distribution Business Unit and Director of Systems Marketing at IBM. Mr. Klein is a director of QuickSite Corporation and has served as a trustee of the Computer Museum in Boston, Massachusetts since 1988. Mr. Klein holds a B.S. in Mathematics from St. Vincent's College.

      Michael Volker has served as one of our directors since July 2001. Mr. Volker has been, since 1996, Director of the Industry Liaison Office, which has primary responsibility for the transfer of technology at Simon Fraser University. From 1996 to 2001, Mr. Volker was Chairman of the Vancouver Enterprise Forum, a non-profit organization dedicated to the development of British Columbia's technology enterprises. From 1991 to 1996, Mr. Volker was Chief Executive Officer and Chairman of the Board of Directors of RDM Corporation, a publicly-listed company Mr. Volker founded in 1987. RDM is a developer of specialized hardware and software products for both Internet electronic commerce and paper payment processing. From 1988 to 1992, Mr. Volker was Executive Director of BC Advances Systems Institute, a hi-tech research institute, and currently continues as a Trustee of BC as well a member of various charitable and educational boards. Prior to 1988, Mr. Volker had been active in various early stage businesses as a founder, investor, director and officer. Mr. Volker holds a Master of Applied Science and a Professional Engineer designation from the University of Waterloo.

All executive officers serve at the discretion of the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rule to furnish us with copies of all Section 16(a) forms they file.

      Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the year ended December 31, 2001, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with except that Robert Dilworth was not timely in his filing of one monthly report of one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth information for the fiscal years ended December 31, 2001, 2000 and 1999 concerning compensation we paid to our Chief

Executive Officer and our other executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2001.

                                                           Long Term
                                   Annual Compensation    Compensation
                                   --------------------  ---------------
                                                        Number of Shares
                                                         of Common Stock
Name and Principal        Fiscal                           Underlying        All Other
Position                   Year     Salary      Bonus       Options       Compensation (1)
--------                   ----     ------      -----       -------       ---------------
Walter Keller (2)          2001    $244,231          -       80,000                 -
President and Chief        2000    $176,590    $45,940            -            $1,000
Executive Officer          1999    $140,000          -      150,000                 -

Robin Ford (3)             2001    $146,538          -       60,000                 -
Executive Vice President,  2000    $141,860    $30,625            -            $1,000
Marketing and Sales        1999    $130,000          -      150,000                 -

William Swain (4)          2001    $117,785          -      135,000            $1,000
Chief Financial Officer    2000    $132,100    $28,715      245,000            $1,000
and Secretary              1999           -          -            -                 -

George Phillips (5)        2001    $258,731          -       15,000            $1,000
Vice President World Wide  2000    $ 47,154          -      125,000                 -
Sales                      1999           -          -            -                 -
--------------------------

(1)   Company matching contribution to the 401(k) Plan.
(2) Our employment of Walter Keller, was terminated by mutual agreement as of January 10, 2002. By agreement dated January 28, 2002, we paid Mr. Keller the sum of $337,500 in exchange for his release of any and all claims against us, including but not limited to those relating to his employment agreement dated February 7, 2001.
(3) Our employment of Robin Ford, Mr. Keller's spouse, was terminated by mutual agreement as of January 10, 2002. By agreement dated January 28, 2002, we paid Ms. Ford the sum of $162,500 in exchange for her release of any and all claims against us, including but not limited to those relating to her employment agreement dated February 7, 2001.
(4)   Mr. Swain joined our company in March 2000.
(5)   Mr. Phillips joined our company in October 2000.

Option Grants in Last Fiscal Year

      The following table shows the stock option grants made to the executive officers named in the Summary Compensation Table during the 2001 fiscal year:

                                      Per Cent of
                Number of Shares of  Total Options       Per
                   Common Stock        Granted to       Share
                    Underlying         Employees       Exercise      Expiration
Name            Options Granted (1)  In Fiscal Year    Price (2)        Date
----            ------------------   --------------    ---------     ----------
Walter Keller           30,000             2.9%          $ 1.34         (3)
                        50,000             4.8%          $ 0.91         (3)

Robin Ford              30,000             2.9%          $ 1.34         (3)
                        30,000             2.9%          $ 0.91         (3)

William Swain          135,000            12.9%          $ 1.34      01/02/11


George Phillips         15,000             1.4%          $ 0.94      04/02/11

-------

(1)  Options are immediately exercisable upon issuance to the optionee.

(2) Options were granted at an exercise price equal to the fair market value of our common stock, as determined by the closing sales price reported on The Nasdaq Stock Market on the date of grant.

(3) Our employment of Mr. Keller and Ms. Ford was terminated by mutual agreement as of January 10, 2002. In accordance with the terms of our 1998 Stock Option/Stock Issuance Plan, granted options are subject to earlier termination following three months after the optionee's cessation of service with us.

Fiscal Year-End Option Values

      The following table shows information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2001. No options held by such individuals were exercised during 2001.

                   Number of Shares of Common
                        Stock Underlying             Value of Unexercised
                     Unexercised Options at         In-the-Money Options
                     December 31, 2001 (1)         at December 31, 2001 (2)
                   ---------------------------   -----------------------------
   Name             Exercisable  Unexercisable    Exercisable   Unexercisable
   ----             -----------  -------------    -----------   -------------
   Walter Keller      230,000          -                -             -
   Robin Ford         210,000          -                -             -
   William Swain      380,000          -                -             -
   George Phillips    140,000          -                -             -

(1) Shares issued upon exercise of the options are subject to our repurchase, which right lapses in 33 equal monthly installments beginning three months after the date of the grant.

(2) The per share exercise price of each of the unexercised stock options set forth in the table above exceeded $0.66, the fair market value of a share of our common stock as of December 31, 2001.

Employment Agreements

      We entered into employment agreements, dated February 7, 2001, with Mr. Keller and Ms. Ford that provided for a term of two years, annual base salaries of $250,000 and $150,000, respectively, and eligibility to receive bonuses. Our employment of Mr. Keller and Ms. Ford was terminated by mutual agreement as of January 10, 2002. We paid $337,500 and $162,500 to Mr. Keller and Ms. Ford, respectively, in exchange for their release of any and all claims against us, including, but not limited to those relating to their employment agreements. Mr. Keller and Ms. Ford are husband and wife and were the cofounders of our company.

Compensation of Directors

      During the year ended December 31, 2001, directors who were not otherwise our employees were compensated at the rate of $1,000 for attendance at each meeting of our board, $500 for attendance at each meeting of a board committee, and a $1,500 quarterly retainer. Additionally, outside directors are granted stock options periodically, typically on a yearly basis.

Compensation Committee Interlocks

      During the year ended December 31, 2001, the following officer and former officer participated in discussions concerning executive compensation: William Swain and Walter Keller. Each of the named participants recused himself in discussions concerning his own compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

The following table sets forth certain information, as of April 19, 2002, based upon information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock held by: o each director; o each person known by us to beneficially own 5% or more of our common stock;
o     each executive officer named in the summary compensation table; and
o     all directors and executive officers as a group:

Unless otherwise indicated, the address for each stockholder is c/o GraphOn Corporation, 11711 SE 8th Street, Suite 215, Bellevue, WA 98005.

                                         Number of Shares
                                         of Common Stock
                                          Beneficially
Name and Address Beneficial Owner           Owned (1)          Percent of Class
---------------------------------        ----------------      ----------------
Spencer Trask & Co.                      1,343,704 (2)                7.6%
  535 Madison Avenue, 18th Floor
  New York, NY 10022
Corel Corporation                        1,193,824 (3)                6.9%
  1600 Carling Avenue
  Ottawa, Ontario
  K1Z 8R7, Canada
Walter Keller                              627,230 (4)                3.6%
Robin Ford                                 267,712 (5)                1.5%
Robert Dilworth                            473,820 (6)                2.7%
August P. Klein                            183,260 (7)                1.1%
Michael Volker                             110,700 (8)                  *
William Swain                              387,000 (9)                2.2%
George Phillips                            140,000 (10)                 *

All current executive officers and       1,294,780 (11)               7.1%
 directors as a group (5 persons)

----------------------------------

*   Denotes less than 1%.

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of all options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of April 19, 2002 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Percentage ownership of our common stock is based on 17,385,580 shares of our common stock outstanding as of April 19, 2002.

(2) Based on information contained in a Schedule 13G filed by Kevin Kimberlin on February 15, 2002, Mr. Kimberlin is the general partner of Kevin Kimberlin Partners LP ("KKP"), and is the controlling stockholder of Spencer Trask & Co. ("STC"), which controls Spencer Trask Ventures, Inc. ("STVI"). Of such amount, KKP holds 815,801 shares of common stock and warrants to purchase 64,269 shares of common stock; STC holds 44,500 shares of common stock and warrants to purchase 216,490 shares of common stock; and STVI holds 184,807 shares of common stock and warrants to purchase 5,576 shares of common stock. Additionally, Mr. Kimberlin holds warrants to purchase 12,261 shares of common stock.

(3) Based on information contained in a Schedule 13D filed by Corel Corporation on June 26, 2000.

(4) Includes 27,880 shares of common stock issuable upon exercise of outstanding warrants. These shares do not include any shares held by Ms. Ford for which Mr. Keller disclaims beneficial ownership. See footnote 5 below.

(5) These shares do not include any shares held by Mr. Keller for which Ms. Ford disclaims beneficial ownership. See footnote 4 above.

(6) Includes 360,000 shares of common stock issuable upon the exercise of outstanding options.

(7) Includes 32,500 shares of common stock issuable upon exercise of outstanding options.

(8) Includes 10,000 shares of common stock issuable upon exercise of outstanding options.

(9) Includes 380,000 shares of common stock issuable upon exercise of outstanding options.

(10) Reflects 140,000 shares of common stock issuable upon exercise of outstanding options.

(11) Includes 922,500 shares of common stock issuable upon exercise of outstanding options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We entered no related party transactions during the year ended December 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to this Report to be signed on its behalf by the undersigned, thereto duly authorized.



                                          GRAPHON CORPORATION

      Dated:  April 30, 2002              By:  /s/ William Swain
                                             -------------------

                                          Chief Financial Officer and
                                          Secretary