Form 10-Q
period 2002-03-31
GRAPHON CORP/DE
filed 2002-05-15
CIK 1021435

===============================================================
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

              For the quarterly period ended March 31, 2002

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


                 11711 South East 8th Street, Suite 215
                           Bellevue, WA 98005
                (Address of principal executive offices)

              Registrant's telephone number: (425) 818-1400

                         ----------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of May 10, 2002 there were issued and outstanding 17,528,720 shares of the Registrant's Common Stock, par value $0.0001.

=======================================================================

                           GRAPHON CORPORATION

                                FORM 10-Q

                            Table of Contents



                                                                    Page

      PART I.

      Item 1.  Financial Statements
                 Condensed Balance Sheets                              2
                 Condensed Statements of Operations                    3
                 Condensed Statements of Cash Flows                    4
                 Notes to Condensed Financial Statements               5

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     7

      Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                            15

      PART II.

      Item 2.  Changes in Securities and Use of Proceeds              16

      Item 6.  Exhibits and Reports on Form 8-K                       16

      Signatures                                                      17


                PART I--FINANCIAL INFORMATION

                 ITEM I Financial Statements


                     GRAPHON CORPORATION
                  CONDENSED BALANCE SHEETS

                                                      March 31, December 31,
                                                        2002        2001
     ASSETS                                        ------------ -----------
  ------------                                       (Unaudited)
Current Assets:
  Cash and cash equivalents .................      $  2,461,000 $ 3,952,600
  Available-for-sale securities .............         2,532,500   3,008,000
  Accounts receivable, net of allowance for
   doubtful accounts of $250,000 and $350,000           504,000     620,400
  Prepaid expenses and other current assets .           164,800     251,300
                                                   ------------ -----------
  Total Current Assets ......................         5,662,300   7,832,300
                                                   ------------ -----------

Purchased technology, net ...................         2,803,400   3,132,400
Other assets ................................         1,326,900   2,021,100
                                                   ------------ -----------
   TOTAL ASSETS .............................      $  9,792,600 $12,985,800
                                                   ============ ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..........................      $    284,900 $   319,900
  Other current liabilities .................         1,113,800     762,100
  Deferred Revenue ..........................           566,500     577,800
                                                   ------------ -----------
  Total Current Liabilities .................         1,965,200   1,659,800
                                                   ------------ -----------
Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding                 -           -
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 17,500,052 and 17,226,004
 shares issued and outstanding                            1,900       1,700
Additional paid in capital                           45,981,300  45,925,900
Deferred compensation                                   (99,600)   (193,800)
Notes receivable                                        (50,000)          -
Accumulated other comprehensive income                   (6,400)      1,500
Accumulated deficit                                 (37,999,800)(34,409,300)
                                                   ------------ -----------
Total Stockholders' Equity                            7,827,400  11,326,000
                                                   ------------ -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  9,792,600 $12,985,800
                                                   ============ ===========

  See accompanying notes to condensed financial statements.



                               GRAPHON CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                  2002            2001
                                             ------------    ------------
                                              (Unaudited)     (Unaudited)

Revenue ..................................   $    585,700    $  2,320,600

Cost of revenue ..........................        454,600         382,000
                                             ------------    ------------
  Gross Profit ...........................        131,100       1,938,600
                                             ------------    ------------
Operating Expenses:
Selling and marketing ....................        808,800       1,425,500
General and administrative ...............        643,700       1,507,200
Research and development .................        812,800       1,353,200
Restructuring charge .....................      1,490,400            --
                                             ------------    ------------
Total Operating Expenses .................      3,755,700       4,285,900
                                             ------------    ------------
Loss From Operations .....................     (3,624,600)     (2,347,300)
Other Income (Expense):
  Other income (expense), net ............         34,100         190,100
  Loss on joint venture ..................           --           (13,600)
                                             ------------    ------------
  Total Other Income .....................         34,100         176,500
                                             ------------    ------------
Loss Before Provision for Income Taxes ...     (3,590,500)     (2,170,800)
Provision for Income Taxes ...............           --              --
                                             ------------    ------------
Net Loss .................................   $ (3,590,500)   $ (2,170,800)
                                             ------------    ------------
Basic and Diluted Loss per Common Share ..   $      (0.21)   $      (0.15)
                                             ============    ============
Weighted Average Common Shares Outstanding     17,353,663      14,706,108
                                             ============    ============

        See accompanying notes to condensed financial statements.



                        GRAPHON CORPORATION
                CONDENSED STATEMENTS OF CASH FLOWS

                                                              Three Months Ended
                                                                   March 31,
                                                              -----------------
                                                             2002           2001
                                                         -----------    -----------
                                                          (Unaudited)    (Unaudited)

Cash Flows From Operating Activities:
Net loss .............................................   $(3,590,500)   $(2,170,800)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization ......................       526,700        486,800
  Restructuring charge ...............................       559,800           --
  Amortization of deferred compensation ..............        94,200        366,600
  Provision for doubtful accounts ....................      (100,000)          --
  Loss on joint venture - related party ..............          --           13,600
Changes in operating assets and liabilities:
  Accounts receivable ................................       216,400     (1,348,800)
  Prepaid expenses and other assets ..................        86,500         75,400
  Accounts payable ...................................       (35,000)       107,500
  Accrued expenses ...................................       378,300        (26,100)
  Deferred revenue ...................................       (11,300)        22,600
                                                         -----------    -----------
Net Cash Used In Operating Activities ................    (1,874,900)    (2,473,200)
                                                         -----------    -----------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities ............      (510,400)      (809,000)
Proceeds from sale of available-for-sale securities ..       978,700      2,035,000
Capital expenditures .................................       (63,300)      (114,000)
Other assets .........................................             -        (53,900)
Investment in joint venture - related party ..........             -        (44,200)
                                                         -----------    -----------
  Net Cash Provided By Investing Activities ..........       405,000      1,013,900
                                                         -----------    -----------
Cash Flows From Financing Activities:
Repayment of note payable ............................       (26,600)       (66,900)
Net proceeds from issuance of common stock ...........         5,400        110,100
                                                         -----------    -----------
   Net Cash (Used In) Provided By Financing Activities       (21,200)        43,200
                                                         -----------    -----------
Effect of exchange rate fluctuations on cash and
  cash equivalents ...................................          (500)          (600)
                                                         -----------    -----------
Net Decrease in Cash and Cash Equivalents ............    (1,491,600)    (1,416,700)

Cash and Cash Equivalents, beginning of period .......     3,952,600      8,200,100
                                                         -----------    -----------
Cash and Cash Equivalents, end of period .............   $ 2,461,000    $ 6,783,400
                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense .......................   $       200    $     3,200

Noncash Investing and Financing Activities:
Notes receivable issued for purchase of common stock .   $    50,000    $         -

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

   The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments, except for the restructuring charge, as described below) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission (the Commission) on March 29, 2002. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2002, or any future period.

   The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The Company continues to develop its Windows-based product line, particularly its Windows enterprise edition, GG:XP, as it strives to further penetrate the Windows market. The Company anticipates incurring further development costs for GG:XP until it is ready for distribution, currently expected to be towards the end of the third quarter of 2002. Management expects to fund this development through working capital and cash flow from operations. However, until revenues derived from the UNIX products, which have temporarily become the concentration of the Company's sales and marketing efforts, and from currently existing Windows customers are sufficient enough to generate positive cash flows from operations, the Company will continue to experience operating losses. Although management believes that the Company will be able to attain sufficient levels of sales in order to meet its operational needs, there can be no certainty that the Company will be able to attain the necessary sales levels to meet its operational needs. Should the cash flows generated from product sales and working capital be insufficient to satisfy short term operating needs, the Company may have to significantly curtail the current nature of its operations.

2. Earnings Per Share

   Basic earnings per share are calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated using the weighted average number of shares outstanding during the period plus the dilutive effect of outstanding stock options and warrants using the "treasury stock", method and are not included since they are antidilutive.

3. Stockholders' Equity

   During the three months ended March 31, 2002, the Company issued 11,720 shares of common stock to employees pursuant to the exercise by those employees of stock options granted under the 1998 Stock Option/Stock Issuance Plan, resulting in cash proceeds of $5,400. Also during the three months ended March 31, 2002, the Company issued 200,000 shares of common stock to directors pursuant to the exercise by those directors of stock options granted under the 1998 Stock Option/Stock Issuance Plan. Each of the two directors exercising options received a $25,000 note from the Company to pay for the options. The notes are for a term of three years, are due on March 5, 2005 and bear semi-annual interest at 2.67% per annum.

4. Litigation

   The Company is currently not involved in any litigation that it believes would have a materially adverse affect upon its financial results.

5. Restructuring Charge

   Effective March 31, 2002, the Company closed its Morgan Hill, California corporate office facilities and relocated them to its pre-existing engineering facility in Bellevue, Washington. In conjunction with the relocation, the Company reduced administrative, sales and marketing headcount, and wrote off the costs of leasehold improvements that had been previously made to the Morgan Hill facility. A summary of the restructuring charges recognized during the quarter ended March 31, 2002 is as follows:

            Category                         Charge

            Fixed assets abandonment      $    559,800
            Minimum lease payments             180,100
            Employee severance                 750,500
                                          ------------
                                          $  1,490,400

   Included in employee severance are the payments made to the Company's co-founders, which aggregated $500,000, upon their departure in January 2002. The costs associated with fixed assets disposals are comprised of the estimated net book value of the assets, including furniture and fixtures, equipment and leasehold improvements, which were written off upon the closure of the Morgan Hill corporate office, as these assets will have no future utility. The Company does not anticipate any material cash disposal costs to be incurred to dispose of the fixed assets. The minimum lease payments are an estimate of the cash the Company may need to disburse in order to fulfill its obligations under the current Morgan Hill office lease and are equal to one year's worth of aggregated monthly lease payments. Given current market conditions in the corporate real estate rental market in Morgan Hill, the Company anticipates that its search for a suitable sublessee should take approximately one year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and in other documents filed by the Company with the Securities and Exchange Commission.

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

   Effective April 1, 2002, we are headquartered in Bellevue, Washington, with offices in Concord, New Hampshire and Reading, United Kingdom.

Critical Accounting Policies

   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that effect the amounts reported in the Condensed Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, the impairment of intangible assets, contingencies and other special charges and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Financial Statements.

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

   We will perform impairment tests on our intangible assets on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of intangible assets.

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


Results of Operations for the Three-Month Period Ended March 31, 2002 Versus the Three-Month Period Ended March 31, 2001


   Revenue

   Our revenues are primarily derived from product and patent technology licensing fees. Other sources of revenue include service fees from maintenance contracts and training fees. Total revenue for the three-month period ended

March 31, 2002 decreased by $1,734,900, or 74.8%, to $585,700 from $2,320,600 for the same period in 2001. The primary reason for the decrease in revenue was a $1,600,000 decrease in patent licensing revenue to $0 for the three-month period ended March 31, 2002. Revenue derived from our Windows-based products during the three-month period ended March 31, 2002 increased by $28,600, to $345,900 from $317,300 for the same period in the prior year. The increase was primarily due to the commencement of revenue recognition of a sales transaction for which we had been paid in full in December 2001. We anticipate recognizing revenue from this transaction ratably throughout the remainder of 2002. Revenue derived during the three-month period ended March 31, 2002 from our UNIX-based products decreased by $167,900, to $182,000 from $349,900 for the same period in the prior year. The decrease was primarily attributable to a nonrecurring sale, amounting to $144,000, made during the three-month period ended March 31, 2001.

   Currently, a significant portion of licensing fees is derived from a limited number of customers, which vary, sometimes significantly, from quarter to quarter. We expect this trend to continue throughout 2002.

   Cost of Revenue

   Cost of revenue consists primarily of the amortization of acquired technology or capitalized technology developed in-house. Under accounting principles generally accepted in the United States, research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet and are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products. Other items included in cost of revenue are customer service costs and shipping and packaging materials.

   Cost of revenue for the three-month period ended March 31, 2002 increased by $72,600, or 19.0%, to $454,600 from $382,000 for the same period in 2001. The increase for the three-month period ended March 31, 2002 is substantially comprised of amortization resulting from the Menta technology acquisition made at the end of the second quarter of 2001, partially offset by the asset impairment charge we recorded as of December 31, 2001 against various components of our purchased technology.

   We expect cost of revenue to approximate first quarter 2002 levels for the next several quarterly reporting periods.

   Selling and Marketing Expenses

   Selling and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, and advertising costs. Also included in selling and marketing expenses is amortization of non-cash compensation resulting from the issuance of stock options and warrants to various outside sales and marketing consultants. Selling and marketing expenses for the three-month period ended March 31, 2002 decreased by $616,700, or 43.3%, to $808,800 from $1,425,500 for the same period in 2001.

   The decrease for the three-month period ended March 31, 2002 is primarily due to decreases in human resources costs, including salaries, fringe benefits and commissions, travel expenses, recruiting costs and non-cash compensation. Our headcount in sales and marketing decreased by eight, to 19 in the three-month period ended March 31, 2002, from 27, in the three-month period ended March 31, 2001. As a result of the decreased headcount, human resources costs decreased by

$263,100, or 33.4%, to $524,300, for the three-month period ended March 31, 2002, from $787,400, for the same period in the prior year. Also as a result of the decreased headcount, travel expenses decreased by $105,600, or 67.8%, to $50,200 for the three-month period ended March 31, 2002, from $155,800, for the same period in the prior year.

   Recruiting costs decreased by $58,500 to $0 for the three-month period ended March 31, 2002 as compared to the same period in the prior year. We were actively recruiting sales and marketing professionals during the three-month period ended March 31, 2001 as we were expanding our sales force in conjunction with our 2001 Windows sales and marketing initiatives. Since our September 2001 work force reduction, we have not been actively recruiting.

   Sales and marketing deferred compensation costs decreased by $34,500 to $0 for the three-month period ended March 31, 2002 as compared to the same period in the prior year. The decrease was due to the expiration of certain third party consulting contracts, over whose lifetime the deferred compensation was being amortized.

   We determined during February 2002 that we would temporarily shift our sales and marketing concentration for the balance of 2002 towards our UNIX products and away from our Windows products. The purpose of this shift was two-fold. First, this would free up our Windows-based engineers' time to allow them to continue their efforts to refine our Windows-based product line, particularly our Windows enterprise edition, GG:XP, so that those products can compete more effectively in the market place. Second, since our UNIX products are already competitive in the market place, they would be able to support an increased sales and marketing concentration, and potentially generate more revenue for us than they have done in the past. We do not expect this shift in sales to have a material negative impact on our Windows-based revenue, as we will continue to service and support our established Windows-based customers.

   We anticipate that selling and marketing expenses in future periods will be lower than those incurred in the three-month period ended March 31, 2002 as we continue to reduce our operating costs. Sales and marketing expenses were approximately 138.1% and 61.4% of revenue for the three-month periods ended March 31, 2002 and 2001, respectively.

   General and Administrative Expenses

   General and administrative expenses primarily consist of salaries and associated benefits, legal and professional services, amortization of non-cash compensation resulting from the issuance of stock options and warrants to various financial consultants and bad debts expense. General and administrative expenses for the three-month period ended March 31, 2002 decreased by $863,500, or 57.3%, to $643,700 from $1,507,200 for the same period in 2001.

   Factors contributing to the decreased general and administrative expenses for the three-month period ended March 31, 2002 as compared with the same period in the prior year included decreased employee related expenses, decreased legal fees, due to the cessation of our lawsuit with Citrix during the three-month period ended March 31, 2001, and a decrease in non-cash compensation expense. We reduced our general and administrative headcount by six, to nine, for the three-month period ended March 31, 2002, from 15, for the three-month period ended March 31, 2001. Also, as part of our workforce reduction in September

2001, several of our general and administrative employees began reduced workweek schedules. As a result of these items, human resources costs for the three-month period ended March 31, 2002 decreased by $266,200, or 58.2%, to $190,800, from $457,000 for the same period in the prior year.

   General and administrative deferred compensation expense decreased by $238,100, or 72.7%, to $89,300 for the three-month period ended March 31, 2002, from $327,400, for the same period in the prior year. The decrease was due to the expiration of certain third party consulting contracts, over whose lifetime the deferred compensation was being amortized.

   Additionally, we reduced our bad debts reserve by $100,000 during the three-month period ended March 31, 2002. No change was made to our bad debts reserve during the similar period in the prior year.

   We anticipate that general and administrative expenses in future periods will be lower that those incurred during the three-month period ended March 31, 2002 as we continue to reduce our operating costs. General and administrative expenses were approximately 109.9% and 64.9% of revenues for the three-month periods ended March 31, 2002 and 2001, respectively.

   Research and Development Expenses

   Research and development expenses consist primarily of salaries and benefits to software engineers, payments to contract programmers, rent on facilities, depreciation and computer related supplies. Research and development expenses for the three-month period ended March 31, 2002 decreased by $540,400, or 40.0%, to $812,800 from $1,353,200 for the same period in 2001.

   The decrease for the three-month period ended March 31, 2002 is primarily due to a decrease in research and development salaries and benefits, and a decrease in payments made to contract programmers. We reduced our research and development headcount by 5, to 30, for the three-month period ended March 31, 2002, from 35, for the three-month period ended March 31, 2001. We believe that a significant level of investment for research and development is required to remain competitive. During 2002 we will continue working towards our goal of full maturity for our products.

   Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are to be capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development amounts were capitalized in either of the three-month periods ended March 31, 2002 or 2001, respectively.

   We anticipate that research and development expense in future periods will approximate those incurred during the three-month period ended March 31, 2002. Research and development expenses were approximately 138.8% and 58.3% of revenues for the three-month periods ended March 31, 2002 and 2001, respectively.

   Restructuring Charge

   During the three month period ended March 31, 2002, we relocated our corporate offices from our Morgan Hill, California location to our Bellevue, Washington location in an effort to consolidate operations, maximize underutilized space and reduce costs. In addition to the relocation we also reduced our headcount in the general and administrative and sales and marketing areas.

   A summary of the restructuring charge is as follows:

            Category                         Charge

            Fixed assets abandonment      $    559,800
            Minimum lease payments             180,100
            Employee severance                 750,500
                                          ------------
                                          $  1,490,400

   No such restructuring charge was recorded during the three-month period ended March 31, 2001.

   Included in employee severance are the payments made to our co-founders, which aggregated $500,000, upon their departure, in January 2002. The costs associated with fixed assets disposals are comprised of the estimated net book value of the assets, including furniture and fixtures, equipment and leasehold improvements, which were written off upon the closure of the Morgan Hill corporate office, as these assets will have no future utility. We do not anticipate any material cash disposal costs to be incurred to dispose of the fixed assets. The minimum lease payments are an estimate of the cash we may need to disburse in order to fulfill our obligations under the current Morgan Hill office lease and are equal to one year's worth of aggregated monthly lease payments. Given current market conditions in the corporate real estate rental market in Morgan Hill, we anticipate that our search for a suitable sub lessee might take approximately one year.

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

   Other Income (Expense)

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

   Other income (expense) for the three-month period ended March 31, 2002 decreased by $156,000, or 82.6%, to $34,100 from $190,100 for the same period during 2001. Part of the decrease for the three-month period ended March 31, 2002 was due to lower amounts of excess cash and available-for-sale securities on-hand as compared with the same period in 2001. Also responsible for the decrease for the three-month period ended March 31, 2002 was the decrease in interest rates being paid by our investments.

   Net Loss

   As a result of the foregoing items, net loss for the three-month period ended March 31, 2002 was $3,590,500, an increase of $1,419,700 or 65.4%, from a net loss of $2,170,800 for the same period during 2001. In response to our continued operating loss we intend to continue to reduce our operating costs during 2002.

Liquidity and Capital Resources

   As of March 31, 2002, cash and cash equivalents and available-for-sale securities totaled $4,993,500, a decrease of $1,967,100, or 28.3%, from $6,960,600 as of December 31, 2001.

   The decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities, which was substantially comprised of our net loss of $3,590,500. Operating activities that increased cash flow included: an increase in accrued liabilities, $378,300; a decrease in accounts receivable, $216,400; and a decrease in prepaid expense and other current assets totaling $86,500. Offsetting these amounts were decreases in the provision for doubtful accounts, $100,000; accounts payable, $35,000; and deferred revenue $11,300.

   The net cash provided by investing activities of $405,000 increased cash and cash equivalents. Significant investing activities included: purchases of available-for-sale securities, $510,400, which were offset by sales of available-for-sale securities, $978,700; and the purchase of capital assets including equipment, totaling $63,300.

   Accounts receivable as of March 31, 2002 decreased, net of the allowance for doubtful accounts, by $116,400, or 18.8%, to $504,000, from $620,400 as of
December 31, 2001. The primary reason for the decrease was the collection of a few large older receivables that had been outstanding as of December 31, 2001. Because these older receivables had been outstanding as of December 31, 2001 and were collected during the three-month period ended March 31, 2002, we were able to reduce our provision for doubtful accounts while maintaining adequate reserves against our current receivables.

   As of March 31, 2002, purchased technology was approximately $8,690,800, which was unchanged from December 31, 2001. Purchased technology is comprised of various acquired technologies that have been incorporated into one or more of our products. These amounts are amortized to cost of revenue, generally over a three-year period. Purchased technology amortization expense for the three-month period ended March 31, 2002 increased by $19,800, or 6.4%, to $329,100 from $309,300 for the three-month period ended March 31, 2001. The increase was due primarily to the acquisition of the Menta technology during 2001, which was partially offset by the asset impairment charge we recorded as of December 31, 2001 against various components of our purchased technology.

   Accounts payable as of March 31, 2002 decreased by $35,000, or 10.9%, to $284,900 from $319,900 as of December 31, 2001. Accounts payable are comprised of our various operating expenses and decreased due to the timing of the payment of various invoices.

   Other current liabilities as of March 31, 2002 increased by $351,700, or 46.1%, to $1,113,800 from $762,100 as of December 31, 2001. Other current liabilities are comprised of accrued expenses and notes payable. The increase in other current liabilities was primarily due to an increase in accrued expenses. Accrued expenses increased primarily due to minimum lease payments that were accrued as part of the restructuring charge as of March 31, 2002. Also included in accrued expenses are charges for services rendered for which an invoice had not yet been received such as consulting fees, legal and accounting fees, and utilities. Partially offsetting this increase was the payment in full of the $26,600 note payable outstanding as of December 31, 2001.

   Deferred revenue as of March 31, 2002 decreased by $11,300, or 2.0%, to $566,500 from $577,800 as of December 31, 2001. The decrease is due to the terms of the various licensing agreements and maintenance contracts we had entered into during the three-month period ended March 31, 2002, which were offset by previously deferred items being recognized as revenue. Increases in deferred revenue reflect the application of generally accepted accounting principles in the United States, which set forth certain criteria for the current recognition of revenue in the financial statements. Revenues which do not currently meet the criteria are charged to deferred revenue and are recognized either ratably over the time period during which purchased services are provided to the customer, such as maintenance contracts, or at such time that all revenue recognition criteria have been met.

   As of March 31, 2002, we had cash and cash equivalents of $1,711,000 as well as $3,282,500 in available-for-sale securities compared to total liabilities of $1,218,600, exclusive of deferred revenue of $566,500 and the estimated minimum lease payments contained within our restructuring charge, that we might have to make until we are able to identify a sub lessee, of $180,100.

   We continue to implement plans intended to control operating expenses and capital expenditures as well as plans to manage accounts payable and accounts receivable to enhance cash flows. We believe that through a combination of strategic initiatives, including such things as; customer advance payments, a temporary shift in sales and marketing concentration from our Windows-based products to our Unix-based products, continued expense reductions and cash flows from operations, and, if necessary, a strategic merger or similar business combination, we will have sufficient liquidity to fund cash requirements for at least the next 12 months. If we are unsuccessful in obtaining any of these strategic goals, we would face a severe constraint on our ability to sustain operations at current levels, and we would intend to adjust our operations consistent with the available resources. Such adjustments might include further work force reductions, exiting of facilities, or disposition of certain operations.

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

   SFAS 142 requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS

142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We also are required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

   Pursuant to FAS 142, we will complete our test for intangible asset impairment during second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. We are currently evaluating the effect that the impairment review may have on our results of operation and financial position.

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

PART II--OTHER INFORMATION


ITEM 2. Changes in Securities and Use of Proceeds

   During the three-month period ended March 31, 2002, we issued options to purchase 428,500 shares of our common stock, at exercise prices ranging from $0.25 to $0.68 per share, to various employees and directors pursuant to our various Stock Option/Stock Issuance Plans.

   The granting of such stock options to the employees and directors was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to
Section 4(2) and in compliance with Rule 506 thereunder.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None

(b) Reports of Form 8-K

   On February 2, 2002 we filed a report on Form 8-K dated February 7, 2002 with the Commission. We disclosed, under Item 5 (Other Events) of the Form 8-K that the employment of each of Walter Keller and Robin Ford was terminated by mutual agreement as of January 10, 2002.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GraphOn Corporation
                                                   (Registrant)

                                          Date:  May 15, 2002
                                          By:  /s/ Robert Dilworth
                                          ---------------------------------
                                                   Robert Dilworth,
                                          Chief Executive Officer (Interim) and
                                                 Chairman of the Board
                                             (Principal Executive Officer)

                                          Date:  May 15, 2002
                                          By:  /s/ William Swain
                                          ---------------------------------
                                                    William Swain,
                                                Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)