Form 10-Q
period 2002-06-30
GRAPHON CORP/DE
filed 2002-08-14
CIK 1021435

================================================================================
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2002

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

                    ----------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of August 5, 2002 there were issued and outstanding 17,500,052 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                          GRAPHON CORPORATION

                               FORM 10-Q

                           Table of Contents




                                                               Page
      PART I.

      Item 1.Financial Statements
               Condensed Balance Sheets                           2
               Condensed Statements of Operations                 3
               Condensed Statements of Cash Flows                 4
               Notes to Condensed Financial Statements            5

      Item 2.Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  8

      Item 3.Quantitative and Qualitative Disclosures About
             Market Risk                                         22

      PART II.

      Item 6.Exhibits and Reports on Form 8-K                    23

      Signatures                                                 24


            PART I--FINANCIAL INFORMATION

             ITEM I Financial Statements


                 GRAPHON CORPORATION
              CONDENSED BALANCE SHEETS

                                                       June 30,      December 31,
                                                         2002            2001
    ASSETS                                           ------------    ------------
 ------------                                         (Unaudited)
Current Assets:
  Cash and cash equivalents ......................   $    811,800    $  3,952,600
  Available-for-sale securities ..................      2,517,500       3,008,000
  Accounts receivable, net of allowance for
   doubtful accounts of $150,000 and $350,000 ....        386,900         620,400
  Prepaid expenses and other current assets ......        104,200         251,300
                                                     ------------    ------------
  Total Current Assets ...........................      3,820,400       7,832,300
                                                     ------------    ------------
Purchased technology, net ........................      2,474,300       3,132,400
Other assets .....................................      1,126,300       2,021,100
                                                     ------------    ------------
   TOTAL ASSETS ..................................   $  7,421,000    $ 12,985,800
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable ...............................   $    457,400    $    319,900
  Other current liabilities ......................        729,300         762,100
  Deferred Revenue ...............................        503,300         577,800
                                                     ------------    ------------
  Total Current Liabilities ......................      1,690,000       1,659,800
                                                     ------------    ------------
Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding ....              -               -
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 17,500,052 and 17,226,004
 shares issued and outstanding ...................          1,900           1,700
Additional paid in capital .......................     45,981,300      45,925,900
Deferred compensation ............................        (52,400)       (193,800)
Notes receivable .................................        (50,000)              -
Accumulated other comprehensive income ...........         (2,100)          1,500
Accumulated deficit ..............................    (40,147,700)    (34,409,300)
                                                     ------------    ------------
Total Stockholders' Equity .......................      5,731,000      11,326,000
                                                     ------------    ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....   $  7,421,000    $ 12,985,800
                                                     ============    ============

See accompanying notes to condensed financial statements.



                        GRAPHON CORPORATION
                CONDENSED STATEMENTS OF OPERATIONS

                                   Three Months Ended             Six Months Ended
                                        June 30,                      June 30,
                                   ------------------             ----------------
                                    2002          2001            2002           2001
                                -----------    -----------    -----------    -----------
                                 (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Revenue .....................   $   525,400    $ 1,935,600    $ 1,111,100    $ 4,256,200

Cost of revenue .............       461,900        367,900        916,500        749,900
                                -----------    -----------    -----------    -----------
  Gross Profit ..............        63,500      1,567,700        194,600      3,506,300
                                -----------    -----------    -----------    -----------
Operating Expenses:
Selling and marketing .......       516,700      1,543,000      1,325,500      2,968,500
General and administrative ..       835,800      1,348,200      1,479,400      2,855,400
Research and development ....       884,600      1,116,100      1,697,400      2,469,300
Restructuring charge ........             -              -      1,490,400              -
                                -----------    -----------    -----------    -----------
Total Operating Expenses ....     2,237,100      4,007,300      5,992,700      8,293,200
                                -----------    -----------    -----------    -----------
Loss From Operations ........    (2,173,600)    (2,439,600)    (5,798,100)    (4,786,900)
Other Income (Expense):
  Other income (expense), net        25,600        139,500         59,700        329,600
  Loss on joint venture .....             -        (27,100)             -        (40,700)
                                -----------    -----------    -----------    -----------
  Total Other Income ........        25,600        112,400         59,700        288,900
                                -----------    -----------    -----------    -----------
Loss Before Provision for
 Income Taxes ...............    (2,148,000)    (2,327,200)    (5,738,400)    (4,498,000)
Provision for Income Taxes ..             -              -              -              -
                                -----------    -----------    -----------    -----------
Net Loss ....................   $(2,148,000)   $(2,327,200)   $(5,738,400)   $(4,498,000)
                                -----------    -----------    -----------    -----------
Basic and Diluted Loss
 per Common Share............   $     (0.12)   $     (0.16)   $     (0.33)   $     (0.31)
                                ===========    ===========    ===========    ===========
Weighted Average Common
 Shares Outstanding..........    17,500,052     14,778,768     17,428,431     14,742,910
                                ===========    ===========    ===========    ===========

   See accompanying notes to condensed financial statements.


                    GRAPHON CORPORATION
            CONDENSED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                  June 30,
                                                             2002            2001
                                                         -----------    -----------
                                                         (Unaudited)     (Unaudited)

Cash Flows From Operating Activities:
Net loss .............................................   $(5,738,400)   $(4,498,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization ......................     1,076,000        978,100
  Restructuring charge ...............................       559,800              -
  Amortization of deferred compensation ..............       141,400        740,100
  Provision for doubtful accounts ....................      (200,000)             -
  Loss on joint venture - related party ..............             -         40,700
Changes in operating assets and liabilities:
  Accounts receivable ................................       433,500     (2,365,900)
  Prepaid expenses and other assets ..................       147,100        255,600
  Accounts payable ...................................       137,500        133,700
  Accrued expenses ...................................        (6,200)        25,600
  Deferred revenue ...................................       (74,500)     1,602,100
                                                         -----------    -----------
Net Cash Used In Operating Activities ................    (3,523,800)    (3,088,000)
                                                         -----------    -----------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities ............      (768,300)    (2,214,300)
Proceeds from sale of available-for-sale securities ..     1,256,000      4,910,400
Capitalization of software development costs .........             -       (132,500)
Capital expenditures .................................       (82,900)      (313,600)
Other assets .........................................             -        (56,000)
Investment in joint venture - related party ..........             -       (105,200)
                                                         -----------    -----------
  Net Cash Provided By Investing Activities ..........       404,800      2,088,800
                                                         -----------    -----------
Cash Flows From Financing Activities:
Repayment of note payable ............................       (26,600)       (90,300)
Net proceeds from issuance of common stock ...........         5,400        118,500
                                                         -----------    -----------
   Net Cash (Used In) Provided By Financing Activities       (21,200)        28,200
                                                         -----------    -----------
Effect of exchange rate fluctuations on cash and
  cash equivalents ...................................          (600)          (300)
                                                         -----------    -----------
Net Decrease in Cash and Cash Equivalents ............    (3,140,800)      (971,300)

Cash and Cash Equivalents, beginning of period .......     3,952,600      8,200,100
                                                         -----------    -----------
Cash and Cash Equivalents, end of period .............   $   811,000    $ 7,228,800
                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense                           $       200    $     3,200

Noncash Investing and Financing Activities:
Notes receivable issued for purchase of common stock     $    50,000    $         -

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

   The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has suffered from recurring losses and has absorbed significant cash in its operating activities. Further, the Company's revenues have declined significantly during the six-month period ended June 30, 2002 compared to the comparable period of 2001. These trends are expected to continue in the near-term. As a result, based on the Company's current amount of cash on hand and level of operations, the Company expects to absorb its remaining cash within the next six to twelve months. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. In order to realize assets and settle liabilities within the normal course of business, the Company must continue to aggressively adjust its current level of operations in order to match the Company's currently available resources. Such adjustments will likely include further work force reductions, exiting of facilities or the disposition of certain operations.

   The Company will continue to develop its Windows-based product line, particularly its Windows enterprise edition, GG:XP, as it strives to further penetrate the Windows market. The Company anticipates incurring further development costs for GG:XP until it is ready for distribution, currently expected to be towards the end of the third quarter of 2002. Management expects to fund this development through working capital and cash flow from operations.

   Management believes that the Company will be able to attain sufficient levels of sales from its UNIX products and current Windows customers that, coupled with its cash and cash equivalents and available-for-sale securities, it will be able to meet its current operational needs for the balance of the year. There can be no assurance that the Company will be able to attain the necessary sales level to sustain the current operations in which case, current operations would need to be severely reduced, which in turn would materially impact the Company's ability for future growth and viability.


The Company has announced that it has signed a Letter of Intent to acquire three privately held affiliated entities in the telecommunications industry. The Company believes that should the acquisition be successful, the newly acquired entities would have available financial resources to provide for the Company's operations. Consummation of the proposed acquisition is subject to a number of conditions including the negotiation and execution of a definitive acquisition agreement, the performance of customary due diligence investigations, the Company's receipt of a fairness opinion, filing and clearance of proxy solicitation materials and receipt of shareholder approval, among others.



   If any of these strategic initiatives were to be not successful, there would be a material uncertainty as to whether or not the Company would be able to realize its assets and settle its liabilities in the normal course of its business operations.


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

3. Stockholders' Equity

   During the six-month period ended June 30, 2002, the Company issued 11,720 shares of common stock to employees pursuant to the exercise by those employees of stock options granted under the 1998 Stock Option/Stock Issuance Plan, resulting in cash proceeds of $5,400. Also during the six-month period ended June 30, 2002, the Company issued 200,000 shares of common stock to directors pursuant to the exercise by those directors of stock options granted under the 1998 Stock Option/Stock Issuance Plan. Each of the two directors exercising the options issued a $25,000 promissory note to the Company to pay for the options. The notes are for a term of three years, are due on or before March 5, 2005 and bear semi-annual interest at 2.67% per annum, which is equal to the applicable federal short-term interest rate in effect at the time the promissory notes were signed.

   During the three months ended June 30, 2002, the Company did not enter into any transactions affecting stockholders equity.

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

           Category                    Charge

           Fixed assets abandonment $   559,800
           Minimum lease payments       180,100
           Employee severance           750,500
                                    -----------
                                    $ 1,490,400

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

6. Acquisition

   On May 15, 2002, the Company announced that it had entered into a letter of intent to acquire three privately held, affiliated entities in the telecommunications industry. The Company expects that these businesses will benefit from its software development expertise and experience, while providing the Company with a revenue stream and platform for potential future growth and profitability. The Company anticipates that this acquisition, if completed, will result in the shareholders of these entities acquiring approximately a 70% equity interest in the Company.

   Consummation of the proposed acquisition is subject to a number of conditions including the negotiation and execution of a definitive acquisition agreement, the performance of customary due diligence investigations, the Company's receipt of a fairness opinion, filing and clearance of proxy solicitation materials and receipt of shareholder approval, among others.

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

Overview

   We are developers of business connectivity software, including server-based software, with an immediate focus on web-enabling applications for use by various parties, including independent software vendors (ISVs), application service providers (ASPs), corporate enterprises, governmental and educational institutions, and others. Server-based computing, sometimes referred to as thin-client computing, is a computing model where traditional desktop software applications are relocated to run entirely on a server, or host computer. This centralized deployment and management of applications is intended to reduce the complexity and total costs associated with enterprise computing. Our software architecture provides application developers with the ability to relocate applications traditionally run on the desktop to a server, or host computer, where they can be run over a variety of connections from remote locations to the desktop. Our server-based technology works on today's most powerful personal computer, or low-end network computer, without application rewrites or changes to the corporate computing infrastructure.

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

   Effective April 1, 2002, we are headquartered in Bellevue, Washington, with offices in Concord, New Hampshire and Reading, United Kingdom.

   On May 15, 2002, we announced that we had entered into a letter of intent to acquire three privately held, affiliated entities in the telecommunications industry. We expect that these businesses will benefit from our software development expertise and experience, while providing us with a revenue stream and platform for potential future growth and profitability. We anticipate that this acquisition, if completed, will result in the shareholders of these entities acquiring approximately a 70% equity interest in GraphOn.

   In order to ensure that we will be able to realize our assets and settle our liabilities within the normal course of our business operations, we must consider several aggressive strategic initiatives including future work force reductions, the exiting of further facilities or the disposition of certain operations.

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


Results of Operations for the Three and Six-Month Periods Ended June 30, 2002 Versus the Three and Six-Month Periods Ended June 30, 2001.

   Revenue

   Our revenues are primarily derived from product and patent technology licensing fees. Other sources of revenue include service fees from maintenance contracts and training fees. Total revenue for the three-month period ended June 30, 2002 decreased by $1,410,200, or 72.9%, to $525,400 from $1,935,600 for the same period in 2001. Revenue derived from our Windows-based products during the three-month period ended June 30, 2002 decreased by $682,100, or 73.9%, to $241,400 from $923,500 for the same period in the prior year. The decrease was primarily due to product licensing fees, which were recorded during the three months ended June 30, 2001, that resulted from one-time transactions entered into with a limited number of customers. Revenue derived from our UNIX-based products during the three-month period ended June 30, 2002 decreased by $127,500, or 31.0%, to $284,000 from $411,500 for the same period in the prior year. The decrease was primarily attributable to product licensing fees made during the three-month period ended June 30, 2001, that resulted from one-time transactions entered into with a limited number of customers. Also during the three-month period ended June 30, 2002, revenue derived from licensing our patented technology decreased by $600,000, or 100%, to $0 from $600,000 for the same period in the prior year. The market for licensing our patented technology is very limited. We do not anticipate licensing our patented technology during the remainder of 2002.

   Total revenue for the six-month period ended June 30, 2002 decreased by $3,145,100, or 73.9%, to $1,111,100 from $4,256,200 for the same period in 2001.
Revenue derived from our Windows-based products during the six-month period ended June 30, 2002 decreased by $662,600, or 52.4% to $602,900 from $1,265,500 for the same period in the prior year. The decrease was primarily due to product licensing fees, which were recorded during the six months ended June 30, 2001, that resulted from one-time transactions entered into with a limited number of customers. Revenue derived from our UNIX-based products during the six-month period ended June 30, 2002 decreased by $281,700, or 35.7%, to $508,200 from $789,900 for the same period in the prior year. The decrease was primarily attributable to product licensing fees made during the six-month period ended June 30, 2001, that resulted from one-time transactions entered into with a limited number of customers.

   Also during the six-month period ended June 30, 2002, revenue derived from our patented technology decreased by $2,200,000, or 100%, to $0 from $2,200,000 for the same period in the prior year. The market for licensing our patented technology is very limited. We do not anticipate licensing our patented technology during the remainder of 2002.

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

   Cost of revenue for the three-month period ended June 30, 2002 increased by $94,000, or 25.5%, to $461,900 from $367,900 for the same period in 2001. Cost of revenue for the six-month period ended June 30, 2002 increased by $166,600, or 22.2%, to $916,500 from $749,900 for the same period in 2001. The increases for the three-month and six-month periods ended June 30, 2002 are substantially comprised of amortization resulting from the Menta technology acquisition made at the end of the second quarter of 2001, partially offset by the asset impairment charge we recorded as of December 31, 2001 against various components of our purchased technology.

   We expect cost of revenue to approximate first and second quarter 2002 levels for the next several quarterly reporting periods.

   Selling and Marketing Expenses

   Selling and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, and advertising costs and the allocation of corporate overhead charges. Also included in selling and marketing expenses is amortization of non-cash compensation resulting from the issuance of stock options and warrants to various outside sales and marketing consultants. Selling and marketing expenses for the three-month period ended June 30, 2002 decreased by $1,026,300, or 66.5%, to $516,700 from $1,543,000 for the same period in 2001.

   The decrease for the three-month period ended June 30, 2002, as compared to the same time period in the prior year, is primarily due to a decrease in headcount, resulting from our September 2001 workforce reduction as well as our March 31, 2002 restructuring, which lead to decreases in human resources costs, including salaries, fringe benefits and commissions, travel expenses, and the allocation of corporate overhead charges. Our average headcount in sales and marketing decreased by 17, or 58.6%, to 12 in the three-month period ended June 30, 2002, from 29, for the same period in the prior year. As a result of the decreased headcount, human resources costs decreased by $655,100, or 64.1%, to $367,600, for the three-month period ended June 30, 2002, from $1,022,700, for the same period in the prior year. Also as a result of the decreased headcount, travel expenses decreased by $65,500, or 66.6%, to $32,800 for the three-month period ended June 30, 2002, from $98,300, for the same period in the prior year. Additionally as a result of the decreased headcount, allocation of corporate overhead charges decreased by $142,000, or 94.3%, to $8,600 for the three-month period ended June 30, 2002, from $150,600, for the same period in the prior year.

   Selling and marketing expenses for the six-month period ended June 30, 2002 decreased by $1,643,000, or 55.3%, to $1,325,500 from $2,968,500 for the same period in 2001. The decrease for the six-month period ended June 30, 2002 was primarily due to a decrease in headcount, resulting from our September 2001 workforce reduction and our March 2002 restructuring, which lead to decreases in human resources costs, including salaries, fringe benefits and commissions, travel expenses, and the allocation of corporate overhead charges. Our average headcount in sales and marketing decreased by 11, or 40.7%, to 16 in the six-month period ended June 30, 2002, from 27, for the same period in the prior year. As a result of the decreased headcount, human resources costs decreased by $928,500, or 51.2%, to $884,600, for the six-month period ended June 30, 2002, from $1,813,100, for the same period in the prior year. Also as a result of the decreased headcount, travel expenses decreased by $171,200, or 67.4%, to $82,900 for the six-month period ended June 30, 2002, from $254,100, for the same period in the prior year. Additionally, as a result of the decreased headcount, allocation of corporate overhead charges decreased by $136,500, or 52.2%, to $124,800 for the six-month period ended June 30, 2002, from $261,300, for the same period in the prior year.

   We determined during February 2002 that we would temporarily shift our sales and marketing concentration for the balance of 2002 towards our UNIX products and away from our Windows products. The purpose of this shift was two-fold. First, this would free up our Windows-based engineers' time to allow them to continue their efforts to refine our Windows-based product line, particularly our Windows enterprise edition, GG:XP, so that those products could compete more effectively in the market place. Second, since our UNIX products are already competitive in the market place, they would be able to support an increased sales and marketing concentration, and potentially generate more revenue for us than they have done in the past. We do not expect this shift in sales to have a material negative impact on our Windows-based revenue, as we will continue to service and support our established Windows-based customers.

   We anticipate that selling and marketing expenses in future periods will be lower than those incurred in the three-month period ended June 30, 2002 as we continue to aggressively reduce our operating costs. Sales and marketing expenses were approximately 98.3% and 79.7% of revenue for the three-month periods ended June 30, 2002 and 2001, respectively. Sales and marketing expense were approximately 119.3% and 69.7% of revenue for the six-month periods ended June 30, 2002 and 2001, respectively.

   General and Administrative Expenses

   General and administrative expenses primarily consist of salaries and associated benefits, legal and professional services, amortization of non-cash compensation resulting from the issuance of stock options and warrants to various financial consultants and bad debts expense and the allocation of corporate overhead charges. General and administrative expenses for the three-month period ended June 30, 2002 decreased by $512,400, or 38.0%, to $835,800 from $1,348,200 for the same period in 2001.

   Factors contributing to the decreased general and administrative expenses for the three-month period ended June 30, 2002 as compared with the same period in the prior year, were primarily due to a decrease in headcount, resulting from our September 2001 workforce reduction and our March 31, 2002 restructuring, and included decreased employee related expenses, decreased corporate overhead allocations and a decrease in non-cash compensation expense, which were offset by an increase in consulting fees.

   We reduced our average general and administrative headcount by six, or 42.9%, to eight, for the three-month period ended June 30, 2002, from 14, for the same period in the prior year. As a result of the headcount decrease, human resources costs for the three-month period ended June 30, 2002 decreased by $284,100, or 66.3%, to $144,400, from $428,500 for the same period in the prior year. Additionally as a result of the decrease in headcount, the amount of corporate overhead charges allocated to general and administrative expense for the three-month period ended June 30, 2002 decreased by $63,900, or 78.8%, to $17,200, from $81,100 for the same period in the prior year.

   General and administrative deferred compensation expense decreased by $289,600, or 86.4%, to $45,700 for the three-month period ended June 30, 2002, from $335,300, for the same period in the prior year. The decrease was due to the expiration of certain third party consulting contracts, over whose lifetime deferred compensation expense was being amortized. Under the terms of these contracts, the consultants had been issued stock options, in lieu of cash, for the performance of their respective services to us. Using the Black-Scholes pricing model, a cost was calculated and assigned to each of these contracts, and capitalized as a component of equity on our balance sheet in accordance with accounting principles generally accepted in the United States. The total costs of such contracts are amortized over the respective contract's service period.

   Offsetting these decreases was an increase of $225,100, or 654.4%, in consulting fees for the three-months ended June 30, 2002, to $259,500, from $34,400 for the same period in the prior year. The primary reason for the increase was the hiring of investment bankers to provide services related to our proposed acquisition of three privately held, affiliated entities in the telecommunications industry, including the issuance of a fairness opinion. Should the acquisition be successful, it is anticipated that the investment bankers' fee for the acquisition would approximate an aggregate $450,000.

   General and administrative expenses for the six-month period ended June 30, 2002 decreased by $1,376,000, or 48.2%, to $1,479,400, from $2,855,400 for the same period in the prior year. Factors contributing to the decreased general and administrative expenses for the six-month period ended June 30, 2002 as compared with the same period in the prior year, were primarily due to a decrease in headcount, resulting from our September 2001 workforce reduction and our March 2002 restructuring, and included decreased employee related expenses, decreased corporate overhead allocations, decreased legal fees, and a decrease in non-cash compensation expense, which were offset by an increase in consulting fees.

   We reduced our average general and administrative headcount by six, or 42.9%, to eight, for the six-month period ended June 30, 2002, from 14, for the same period in the prior year. As a result of the headcount decrease, human resources costs for the six-month period ended June 30, 2002 decreased by $550,300, or 62.2%, to $335,100, from $885,400 for the same period in the prior year. Additionally as a result of the decrease in headcount, the amount of corporate overhead charges allocated to general and administrative expense for the six-month period ended June 30, 2002 decreased by $61,000, or 43.4%, to $79,700, from $140,700 for the same period in the prior year. Also, as part of our workforce reduction in September 2001, several of our general and administrative employees began working reduced workweek schedules, which continued through the three-month period ended March 31, 2002.

   General and administrative legal fees decreased by $388,900, or 72.1%, to $150,400 for the six-month period ended June 30, 2002 from $539,300 for the same period in the prior year. The primary reason for the decrease was the cessation of our lawsuit with Citrix Systems, Inc. during the three-month period ended March 31, 2001.

   General and administrative deferred compensation expense decreased by $527,700, or 79.6%, to $135,000 for the six-month period ended June 30, 2002, from $662,700, for the same period in the prior year. The decrease was due to the expiration of certain third party consulting contracts, over whose lifetime the deferred compensation was being amortized. Under the terms of these contracts, the consultants had been issued stock options, in lieu of cash, for the performance of their respective services to us. Using the Black-Scholes pricing model, a cost was calculated and assigned to each of these contracts, and capitalized as a component of equity on our balance sheet in accordance with accounting principles generally accepted in the United States. The total costs of such contracts are amortized over the respective contract's service period.

   Offsetting these decreases was an increase of $324,500, or 613.4%, in consulting fees for the six-month period ended June 30, 2002, to $377,400, from $52,900 for the same period in the prior year. The primary reason for the increase was the hiring of investment bankers to provide services related to our proposed acquisition of three privately held, affiliated entities in the telecommunications industry, including the issuance of a fairness opinion. Should the acquisition be successful, it is anticipated that the investment bankers' fee for the acquisition would approximate an aggregate $450,000.

   Additionally, we reduced our bad debts reserve by $100,000 during the three-month period ended June 30, 2002, and by a total of $200,000 during the six-month period ended June 30, 2002. No change was made to our bad debts reserve during the similar periods in the prior year. We reduced our bad debts reserve due to the collection of some large aged outstanding receivables. We believe our current level of bad debts reserve is adequate in order to properly state our accounts receivable to amounts that we believe we will collect in the future.

   We anticipate that general and administrative expense in future periods will be lower than those incurred during the three-month period ended June 30, 2002 as we continue to aggressively reduce our operating costs. General and administrative expenses were approximately 159.1% and 133.1% of revenues for the three and six-month periods ended June 30, 2002 as compared with 69.7% and 67.1% for the same periods in the prior year, respectively.

   Research and Development Expenses

   Research and development expenses consist primarily of salaries and benefits to software engineers, payments to contract programmers, allocation of corporate overhead charges, depreciation and computer related supplies. Research and development expenses for the three-month period ended June 30, 2002 decreased by $231,500, or 20.7%, to $884,600 from $1,116,100 for the same period in 2001.

   The decrease in research and development expenses for the three-month period ended June 30, 2002, as compared with the same period in the prior year, is primarily due to a decrease in headcount, resulting from our September 2001 workforce reduction and our March 31, 2002 restructuring, which lead to decreased human resources expenses, and decreased engineering consulting fees. We decreased our research and development average headcount by eight, or 22.2%, to 28, for the three-month period ended June 30, 2002, from 36, for the same period in the prior year. The decrease in headcount lead to a decrease in human resources expenses of $103,000, or 15.5%, to $561,900, for the three-month period ended June 30, 2002, from $664,900 for the same period in the prior year.

   We believe that a significant level of investment for research and development is required to remain competitive and as we continue working towards our goal of full maturity for our products during 2002, we will closely monitor our expenditures as we strive to reduce our expenses to levels sustainable by our current and anticipated revenue levels. Accordingly, during the three-month period ended June 30, 2002, we decreased our engineering consulting expense by $203,700, or 86.6%, to $31,500, from $235,200 for the same period in the prior year.

   Research and development expenses for the six-month period ended June 30, 2002 decreased by $771,900, or 31.3%, to $1,697,400 from $2,469,300 for the same period in the prior year. The decrease was primarily due to a decrease in headcount, resulting from our September 2001 workforce reduction and our March 31, 2002 restructuring, which lead to decreased human resources expenses, and reduced engineering consulting fees. We reduced our research and development average headcount by eight, or 22.2%, to 28, for the six-month period ended June 30, 2002, from 36, for the same period in the prior year. The reduced headcount lead to a decrease in human resources expenses of $377,300, or 25.2%, to $1,117,500 for the six-month period ended June 30, 2002, from $1,494,800 for the same period in the prior year.

   Also contributing to the decrease in research and development expenses for the six-month period ended June 30, 2002 was a decrease in engineering consulting services of $420,200, or 81.2%, to $97,300 from $517,500 for the same period in the prior year.

   Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are to be capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development amounts were capitalized during the three-month period ended June 30, 2002. Approximately $132,500 of product development costs were capitalized during the three-month period ended June 30, 2001 that related to the development of our Bridges for Unix, version 2.0, product. These were the only costs capitalized during the six-month periods ended June 30, 2002 and 2001, respectively.

   We anticipate that research and development expense in future periods will be lower than those incurred during the three-month period ended June 30, 2002 as we continue to aggressively reduce our operating costs. Research and development expenses were approximately 168.4% and 57.7% of revenues for the three-month periods ended June 30, 2002 and 2001, respectively, and approximately 152.8% and 58.0% of revenues for the six-month periods ended June 30, 2002 and 2001, respectively.

   Restructuring Charge

   During the six month period ended June 30, 2002, effective March 31, 2002, we relocated our corporate offices from our Morgan Hill, California location to our Bellevue, Washington location in an effort to consolidate operations, maximize underutilized space and reduce costs. In addition to the relocation we also reduced our headcount in the general and administrative and sales and marketing areas.

   A summary of the restructuring charge is as follows:

           Category                    Charge

           Fixed assets abandonment $   559,800
           Minimum lease payments       180,100
           Employee severance           750,500
                                    -----------
                                    $ 1,490,400

   No such restructuring charge was recorded during the three or six-month periods ended June 30, 2001.

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

   Other income (expense) for the three-month period ended June 30, 2002 decreased by $113,900, or 81.6%, to $25,600 from $139,500 for the same period in the prior year. Other income (expense) for the six-month period ended June 30, 2002 decreased by $269,900, or 81.9%, to $59,700 from $329,600 for the same period in the prior year. The decreases for the three and six-month periods ended June 30, 2002 were due to lower amounts of excess cash and available-for-sale securities on-hand as compared with the respective periods in 2001. Also responsible for the decrease for the three and six-month periods ended June 30, 2002 was the decrease in interest rates being paid by our investments as compared with the interest rates from the respective periods in the prior year.

   We expect other income (expense) to be lower throughout the remainder of 2002 as we expect our cash balances to be lower as compared with the respective periods of the prior year, and we expect the Federal Reserve Bank to keep interest rates low for the next several months.

   Net Loss

   As a result of the foregoing items, net loss for the three-month period ended June 30, 2002 was $2,148,000, a decrease of $179,200 or 7.8%, from a net loss of $2,327,200 for the same period during 2001. Additionally, net loss for the six-month period ended June 30, 2002 was $5,738,400, an increase of $1,240,400, or 27.6%, from a net loss of $4,498,000 for the same period during 2001. In response to our continued operating loss we intend to continue to aggressively reduce our operating costs during 2002.

Liquidity and Capital Resources

   As of June 30, 2002, cash and cash equivalents and available-for-sale securities totaled $3,329,300, a decrease of $3,631,300, or 52.2%, from $6,960,600 as of December 31, 2001.

   The decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities, which was substantially comprised of our net loss of $5,738,400. Operating activities that increased cash flow included: a decrease in accounts receivable, $433,500; a decrease in prepaid expense and other current assets totaling $147,100, and an increase in accounts payable, $137,500. Offsetting these amounts were decreases in the provision for doubtful accounts, $200,000; accrued expenses $6,200; and deferred revenue $74,500.

   Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have suffered from recurring losses and have absorbed significant cash in our operating activities. Further, our revenues have declined significantly during the six-month period ended June 30, 2002 compared to the comparable period of 2001. These trends are expected to continue in the near-term. As a result, based on our current amount of cash on hand and level of operations, we expect to absorb our remaining cash within the next six to twelve months. These matters raise substantial doubt about our ability to continue in existence as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern. In order to realize assets and settle liabilities within the normal course of business, we must continue to aggressively adjust our current level of operations in order to match our currently available resources. Such adjustments will likely include further work force reductions, exiting of facilities or the disposition of certain operations.

   We have announced our intention to acquire three privately held, affiliated entities in the telecommunications industry in a stock transaction. Currently, the acquisition is on target for shareholder vote during the fourth quarter of the current year. Should the shareholders approve the acquisition, we believe that the newly acquired entities would have the financial resources to provide sufficient liquidity to our operations for the next 12 months. We will continue, however, to aggressively adjust our current level of operations in order to match our currently available resources, as there can be no assurance that the shareholders will approve the proposed acquisition. Such adjustments will likely include further work force reductions, exiting of facilities, or the disposition of certain operations. If we were unsuccessful in obtaining any of these strategic goals, we would face a severe constraint on our ability to sustain operations in a manner that would create future growth and viability.

   We have used approximately $3,523,800 net cash in operating activities for the six-month period ended June 30, 2002, including cash payments aggregating approximately $750,500 that were related to our nonrecurring first quarter restructuring. Our recurring operations' net cash requirements for the six-month period ended June 30, 2002 averaged approximately $462,200 per month. At our current level of operations and revenues, we have approximately seven months' cash and cash equivalents and available-for-sale securities remaining.

   The net cash provided by investing activities of $404,800 increased cash and cash equivalents. Significant investing activities included: purchases of available-for-sale securities, $768,300, which were offset by sales of available-for-sale securities, $1,256,000; and the purchase of capital assets including equipment, totaling $82,900. We purchase available-for-sale securities, typically very highly rated corporate bonds or similar investments, primarily when we have cash in excess of our short-term needs for operating expenditures. Sales of available-for-sale securities represent the maturing of investments previously made. Upon maturity, funds from the maturing investments are deposited in our investment account awaiting our instructions to reinvest or transfer to our operating accounts. Our purchasing of capital assets has been curtailed to a minimum amount in order to preserve our cash balances as long as possible.

   Accounts receivable as of June 30, 2002 decreased, net of the allowance for doubtful accounts, by $433,500, or 44.7%, to $536,900, from $970,400 as of
December 31, 2001. The primary reason for the decrease was the collection of a few large older receivables that had been outstanding as of December 31, 2001 as well as the charge off of amounts that have been deemed uncollectible, which had been previously reserved for in prior reporting periods. Because these older receivables had been outstanding as of December 31, 2001 and were collected during the six-month period ended June 30, 2002, we were able to reduce our provision for doubtful accounts while maintaining adequate reserves against our current receivables.

   As of June 30, 2002, gross purchased technology was approximately $8,690,800, which was unchanged from December 31, 2001. Purchased technology is comprised of various acquired technologies that have been incorporated into one or more of our products. These amounts are amortized to cost of revenue, generally over a three-year period. Purchased technology amortization expense for the six-month period ended June 30, 2002 increased by $48,600, or 8.0%, to $658,100 from $609,500 for the same period in the prior year. The increase was due primarily to the acquisition of the Menta technology during 2001, which was partially offset by the asset impairment charge we recorded as of December 31, 2001 against various components of our purchased technology. We did not begin amortizing the technology we acquired from Menta until we placed it in service during the third quarter of the prior year. Amortization of our purchased technology is recorded as a component of cost of revenue on our income statement.

   Accounts payable as of June 30, 2002 increased by $137,500, or 43.0%, to $457,400 from $319,900 as of December 31, 2001. Accounts payable are comprised of our various operating expenses and increased due to the timing of the payment of various invoices.

   Other current liabilities as of June 30, 2002 decreased by $32,800, or 4.3%, to $729,300 from $762,100 as of December 31, 2001. Other current liabilities are comprised of accrued expenses and notes payable. The decrease in other current liabilities was primarily due to the repayment of the $26,600 remaining balance in notes payable that was outstanding at December 31, 2001. Accrued expenses are charges for services rendered for which an invoice has not yet been received such as consulting fees, legal and accounting fees, and utilities. Also included in accrued expenses as of June 30, 2002 is approximately $165,000, representing the amount of remaining rent we believe that we may ultimately have to pay for the Morgan Hill office we closed at March 31, 2002.

   Deferred revenue as of June 30, 2002 decreased by $74,500, or 12.9%, to $503,300 from $577,800 as of December 31, 2001. The decrease is due to the terms of the various licensing agreements and maintenance contracts we had entered into during the six-month period ended March 31, 2002, which were offset by previously deferred items being recognized as revenue. Increases in deferred revenue reflect the application of generally accepted accounting principles in the United States, which set forth certain criteria for the current recognition of revenue in the financial statements. Revenues which do not currently meet the criteria are charged to deferred revenue and are recognized either ratably over the time period during which purchased services are provided to the customer, such as maintenance contracts, or at such time that all revenue recognition criteria have been met.

   As of June 30, 2002, we had cash and cash equivalents of $811,800 as well as $2,517,500 in available-for-sale securities compared to total liabilities of $1,021,700, exclusive of deferred revenue of $503,300 and the accrued estimated minimum lease payments that we might have to make until we are able to identify a sub lessee for our abandoned Morgan Hill office facility, resulting from our March 31, 2001 restructuring, of $165,000.

   Throughout the six-month period ended June 30, 2002, we have undertaken several strategic initiatives intended to control operating expenses and capital expenditures. We have redirected our sales and marketing focus to our UNIX-based products in attempt to increase revenues while we continue to focus our engineering efforts on our windows enterprise edition product. These initiatives have been successful in reducing our operating expenses. As explained above, our expenses for the three and six-month periods ended June 30, 2002 are significantly lower in virtually every expense category as compared with the same periods in the prior year.

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

   Pursuant to FAS 142, we have completed our test for intangible asset impairment during second quarter 2002. As of June 30, 2002 we do not have any intangible assets with indefinite useful lives, nor do we have any good will on our balance sheet. Our intangible assets are comprised of acquired technology and technology developed in-house, both of which have been incorporated into one or more of our products. As such, all of our intangible assets are being amortized to cost of revenue over their estimated useful lives, or three years, whichever is shorter.

   Statement of Financial Accounting Standards No. 143. Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. It is anticipated that the financial impact of SFAS 143 will not have a material effect on the Company.

   Statement of Financial Accounting Standards No. 144. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS 144 also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. It is anticipated that the financial impact of SFAS 144 will not have a material effect on the Company.

   Statement of Financial Accounting Standards No. 145. Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS 145 will not have a material effect on the Company.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit Activities", which addresses financial accounting and reporting for costs associated with exit activities and supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. However, under SFAS No. 146, a liability for one-time termination benefits is recognized when an entity has committed to a plan of termination, provided certain other requirements have been met. In addition, under SFAS No. 146, a liability for costs to terminate a contract is not recognized until the contract has been terminated, and a liability for costs that will continue to be incurred under a contract's remaining term without economic benefit to the entity is recognized when the entity ceases to use the right conveyed by the contract. Statement 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. The Company does not expect the adoption of Statement 146 will have a material impact on its consolidated results of operations or financial position.

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

PART II--OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None

(b) Reports of Form 8-K

   On May 23, 2002 we filed a report on Form 8-K dated May 15, 2002 with the Commission. We disclosed, under Item 5 (Other Events) of the Form 8-K that we had entered into a Letter of Intent to acquire three privately held affiliated entities in the telecommunications industry.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GraphOn Corporation
                                           (Registrant)

                                    Date:  August 14, 2002
                                    By:  /s/ Robert Dilworth
                                    ---------------------------------
                                           Robert Dilworth,
                                 Chief Executive Officer (Interim) and
                                         Chairman of the Board
                                     (Principal Executive Officer)


                                    Date:  August 14, 2002
                                    By:  /s/ William Swain
                                    ---------------------------------
                                            William Swain,
                                        Chief Financial Officer
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)