Form 10-Q
period 2002-09-30
GRAPHON CORP/DE
filed 2002-11-19
CIK 1021435

================================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


            Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

            For the quarterly period ended September 30, 2002

                   Commission File Number: 0-21683

                   -------------------------------

                         GraphOn Corporation
        (Exact name of Registrant as specified in its charter)

                   -------------------------------


            Delaware                             13-3899021
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)              Identification No.)


                          400 Cochrane Circle
                         Morgan Hill, CA 95037
               (Address of principal executive offices)

            Registrant's telephone number: (800) 472-7466

            ---------------------------------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of November 12, 2002 there were issued and outstanding 17,540,720 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                            GRAPHON CORPORATION

                                 FORM 10-Q

                             Table of Contents



                                                                   Page

      PART I.

      Item 1.Financial Statements
               Consolidated Balance Sheets                            2
               Consolidated Statements of Operations                  3
               Consolidated Statements of Cash Flows                  4
               Notes to Consolidated Financial Statements             5

      Item 2.Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     10

      Item 3.Quantitative and Qualitative Disclosures About
             Market Risk                                             24

      Item 4.Controls and Procedures                                 24

      PART II.

      Item 6.Exhibits and Reports on Form 8-K                        25

      Signatures                                                     26

      Certifications                                                 26

            PART I--FINANCIAL INFORMATION

             ITEM I Financial Statements

                             GRAPHON CORPORATION
                        CONSOLIDATED BALANCE SHEETS

                                                     September 30,    December 31,
                                                         2002             2001
        ASSETS                                       ------------    ------------
     ------------                                     (Unaudited)
Current Assets:
   Cash and cash equivalents .....................   $  1,406,800    $  3,952,600
   Available-for-sale securities .................        252,300       3,008,000
   Accounts receivable, net of allowance for
    doubtful accounts of $56,600 and $350,000 ....        325,400         620,400
   Prepaid expenses and other current assets .....        172,000         251,300
                                                     ------------    ------------
   Total Current Assets ..........................      2,156,500       7,832,300
                                                     ------------    ------------

Property and equipment, net ......................        507,200       1,436,100
Purchased technology, net ........................      1,370,100       3,132,400
Capitalized software, net ........................        138,900         513,400
Other assets .....................................         72,600          71,600
                                                     ------------    ------------
     TOTAL ASSETS ................................   $  4,245,300    $ 12,985,800
                                                     ============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
   Accounts payable ..............................   $    242,300    $    319,900
   Accrued expenses ..............................        822,100         735,500
   Notes payable .................................              -          26,600
   Deferred revenue ..............................        396,100         577,800
                                                     ------------    ------------
   Total Current Liabilities .....................      1,460,500       1,659,800
                                                     ------------    ------------
Commitments and contingencies ....................              -               -

Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding ....              -               -
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 17,514,052 and 17,226,004
 shares issued and outstanding ...................          1,900           1,700
Additional paid in capital .......................     45,982,300      45,925,900
Deferred compensation ............................        (19,000)       (193,800)
Notes receivable .................................        (50,300)              -
Accumulated other comprehensive income ...........         (1,300)          1,500
Accumulated deficit ..............................    (43,128,800)    (34,409,300)
                                                     ------------    ------------
Total Stockholders' Equity .......................      2,784,800      11,326,000
                                                     ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $  4,245,300    $ 12,985,800
                                                     ============    ============


              See accompanying notes to consolidated financial statements.


                                      GRAPHON CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,
                                                  ------------------              ------------------
                                                 2002            2001            2002            2001
                                             ------------    ------------    ------------    ------------
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Revenue ..................................   $    836,500    $  1,018,300    $  1,947,600    $  5,274,500

Cost of revenue ..........................        454,700         933,700       1,371,200       1,683,600
                                             ------------    ------------    ------------    ------------
   Gross Profit ..........................        381,800          84,600         576,400       3,590,900
                                             ------------    ------------    ------------    ------------
Operating Expenses:
Selling and marketing ....................        387,500       2,141,700       1,712,900       5,110,200
General and administrative ...............        837,800       1,264,500       2,295,300       4,119,900
Research and development .................        782,700       1,090,000       2,502,100       3,559,300
Asset impairment .........................        914,000               -         914,000               -
Restructuring charge .....................        452,400               -       1,942,800               -
                                             ------------    ------------    ------------    ------------
Total Operating Expenses .................      3,374,400       4,496,200       9,367,100      12,789,400
                                             ------------    ------------    ------------    ------------
Loss From Operations .....................     (2,992,600)     (4,411,600)     (8,790,700)     (9,198,500)
Other Income (Expense):
   Interest and other income .............         27,300         106,700         143,100         446,800
   Interest and other expense ............        (15,800)        (38,800)        (71,900)        (49,300)
   Loss on joint venture .................              -            (400)              -         (41,100)
                                             ------------    ------------    ------------    ------------
   Total Other Income ....................         11,500          67,500          71,200         356,400
                                             ------------    ------------    ------------    ------------
Loss Before Provision for Income Taxes ...     (2,981,100)     (4,344,100)     (8,719,500)     (8,842,100)
Provision for Income Taxes ...............              -               -               -               -
                                             ------------    ------------    ------------    ------------
Net Loss .................................   $ (2,981,100)   $ (4,344,100)   $ (8,719,500)   $ (8,842,100)
                                             ------------    ------------    ------------    ------------
Basic and Diluted Loss per Common Share ..   $      (0.17)   $      (0.25)   $      (0.50)   $      (0.57)
                                             ============    ============    ============    ============
Weighted Average Common Shares Outstanding     17,508,574      17,225,996      17,455,439      15,579,701
                                             ============    ============    ============    ============




                       See accompanying notes to consolidated financial statements.

                               GRAPHON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              Nine Months Ended
                                                                 September 31,
                                                             2002           2001
                                                         -----------    ------------
                                                         (Unaudited)     (Unaudited)
Cash Flows From Operating Activities:
Net loss .............................................   $(8,719,500)   $(8,842,100)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization .....................     1,572,400      2,017,800
   Restructuring charge ..............................       657,800              -
   Asset impairment loss .............................       914,000              -
   Loss on disposal of fixed assets ..................             -         28,200
   Amortization of deferred compensation .............       174,800        957,700
   Provision for doubtful accounts ...................      (293,400)       150,000
   Loss on joint venture - related party .............             -         41,100
Changes in operating assets and liabilities:
   Accounts receivable ...............................       588,400       (419,000)
   Prepaid expenses and other assets .................        79,300         78,500
   Accounts payable ..................................       (77,600)       (54,400)
   Accrued expenses ..................................        86,600        885,000
   Deferred revenue ..................................      (181,700)       127,700
                                                         -----------    -----------
Net Cash Used In Operating Activities ................    (5,198,900)    (5,029,500)
                                                         -----------    -----------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities ............      (768,300)    (2,734,000)
Proceeds from sale of available-for-sale securities ..     3,525,200      5,910,400
Capitalization of software development costs .........             -       (324,800)
Capital expenditures .................................       (82,900)      (422,300)
Other assets .........................................        (1,000)       (37,200)
Proceeds from dissolution of joint
 venture - related party .............................             -        954,500
Investment in joint venture - related party ..........             -       (103,700)
                                                         -----------    -----------
   Net Cash Provided By Investing Activities .........     2,673,000      3,242,900
                                                         -----------    -----------
Cash Flows From Financing Activities:
Repayment of note payable ............................       (26,600)       (90,300)
Proceeds from note payable ...........................             -        131,200
Net proceeds from issuance of common stock ...........         6,400        118,600
                                                         -----------    -----------
   Net Cash (Used In) Provided By Financing Activities       (20,200)       159,500
                                                         -----------    -----------
Effect of exchange rate fluctuations on cash and
   cash equivalents ..................................           300           (400)
                                                         -----------    -----------
Net Decrease in Cash and Cash Equivalents ............    (2,545,800)    (1,627,500)
Cash and Cash Equivalents, beginning of period .......     3,952,600      8,200,100
                                                         -----------    -----------
Cash and Cash Equivalents, end of period .............   $ 1,406,800    $ 6,572,600
                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense                           $       200    $     3,200

Noncash Investing and Financing Activities:
Notes receivable issued for purchase of common stock     $    50,000    $         -

              See accompanying notes to consolidated financial statements.

                               GRAPHON CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The unaudited consolidated financial statements of GraphOn Corporation (the Company) included herein have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows.

   The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments, except for the restructuring and asset impairment charges, as described below) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission (the Commission) on March 29, 2002. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2002, or any future period.

   The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has suffered from recurring losses and has absorbed significant cash in its operating activities. Further, the Company's revenues have declined significantly during the nine-month period ended September 30, 2002, compared to the similar period of 2001. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern. Although there can be no assurances, the Company believes that revenue for the second half of 2002 will be greater than revenue for the first half of 2002.

   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. In order to realize assets and settle liabilities within the normal course of business, the Company must continue to aggressively adjust its current level of operations in order to match the Company's currently available resources. Such adjustments will likely include further work force reductions, exiting of facilities or the disposition of certain operations.

   Management believes that the Company will be able to support its operational needs with currently available resources for at least the next few quarterly periods. Management has been successful in significantly reducing operating costs through a series of strategic restructurings and work force reductions that began in September of 2001. Throughout these strategic initiatives, management has been able focus research and development efforts on the completion of the GO-Global for Windows (the Windows enterprise edition of the legacy Bridges product line) and it was released for sale at the end of September 2002. During the three-month period ended September 30, 2002, management conducted extensive market research, independently and through several beta test sites, to gauge the potential market for GO-Global for Windows. The results were encouraging. Management believes that a successful roll out of the GO-Global for Windows product to those customers who expressed an interest during its beta testing would generate sufficient revenue that, when coupled with the cumulative operating benefits to be derived from the significantly reduced operating costs structure now in place, would permit the Company to continue as a going concern for at least the next few quarterly periods. However, there can be no guarantees that the roll out of GO-Global for Windows will be successful or that those customers who have expressed interest in it will ultimately place orders.

   The Company is exploring all options available to aggressively reduce costs, to increase revenues and to find alternative sources of financing its operations. Such options will likely include further work force reductions, exiting of facilities, or the disposition of certain operations. If the Company were unsuccessful in obtaining any of these strategic goals, it would face a severe constraint on its ability to sustain operations in a manner that would create future growth and viability, and the Company may need to cease operations entirely.

   The Company has announced that it has signed an agreement to acquire three privately held affiliated entities in the telecommunications industry. The Company believes that should the acquisition be successful, the newly acquired entities would have available financial resources to provide for the Company's operations. Consummation of the proposed acquisition is subject to a number of conditions including the performance of customary due diligence investigations, filing and clearance of proxy solicitation materials and receipt of shareholder approval, among others. As of September 30, 2002 several of the conditions necessary for the proposed acquisition to take place had not yet occurred. If these conditions are not satisfied by December 31, 2002, the acquisition agreement will expire unless it is extended by the parties.

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

3. Stockholders' Equity

   During the nine-month period ended September 30, 2002, the Company issued 25,720 shares of common stock to employees pursuant to the purchase by those employees of common stock under the Employee Stock Purchase Plan, resulting in cash proceeds of $6,400. Also during the nine-month period ended September 30, 2002, the Company issued 200,000 shares of common stock to directors pursuant to the exercise by those directors of stock options granted under the 1998 Stock Option/Stock Issuance Plan. Each of the two directors exercising the options issued a $25,000 promissory note to the Company to pay for the options. The notes are for a term of three years, are due on or before March 5, 2005 and bear semi-annual interest at 2.67% per annum, which is equal to the applicable federal short-term interest rate in effect at the time the promissory notes were signed.

   During the three-month period ended September 30, 2002, the Company issued 14,000 shares of common stock to employees pursuant to the purchase by those employees of common stock under the Employee Stock Purchase Plan, resulting in cash proceeds of $1,000. This amount is included in the Consolidated Statements of Cash Flows as a component of net proceeds from issuance of common stock.

4. Litigation

   The Company is currently not involved in any litigation that it believes would have a materially adverse affect upon its financial results.

5. Asset Impairment

   During the three-month period ended September 30, 2002 the Company recorded an impairment charge of $914,000 against several intangible assets, primarily capitalized technology assets. Statement of Financial Accounting Standards
(SFAS) No. 121 - Accounting for the Impairment of Long-Lived Assets requires that long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 sets forth examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be addressed, including the following:

        o A significant decrease in the market value of an asset;
        o A significant change in the extent or manner in which an asset is used;
        o A significant adverse change in the business climate that could affect the value of an asset; and
        o Current and historical operating or cash flow losses.

  The Company believed that a review of the current carrying values to evaluate whether the value of any of its long-lived technology assets had been impaired was warranted, due to several factors, including:

        o The challenges the Company faced in bringing the Windows enterprise product to maturity;
        o The continued pervasive weakness in the world-wide economy;
        o How the Company was incorporating and planning to incorporate each element of the purchased technologies into its technology; and
        o The Company's continued and historical operating and cash flow losses.

  Based on a study of the various factors affecting asset impairment, as outlined above and in SFAS No. 121, the following asset impairment charges were determined to be necessary in order to reduce the carrying value of these assets to the Company's current estimate of the present value of the expected future cash flows to be derived from these assets:

                          Net Book Value     Impairment    Net Book Value
                         Before Impairment   Write Down   After Impairment

Purchased Technology     $     2,145,200     $  775,100   $    1,370,100
Capitalized Software             277,800        138,900          138,900
                         ---------------     ----------   --------------
Totals                   $     2,423,000     $  914,000   $    1,509,000
                         ===============     ==========   ==============

6. Restructuring Charge

   Effective August 30, 2002, the Company closed its Bellevue, Washington engineering facility as part of its continued strategic initiative to reduce operating costs. In conjunction with the closure, the Company reduced its engineering headcount in both its Bellevue and Concord, New Hampshire offices and reduced its headcount in the administrative and sales and marketing departments. Additionally, the Company wrote off costs of leasehold improvements that had been made to the Bellevue facility and the cost of various assets that were abandoned with the office closure. A summary of the restructuring charges that were recognized during the three-month period ended September 30, 2002 is as follows:

        Category                      Charge
        Minimum lease payments     $ 263,600
        Employee severance           132,900
        Fixed assets abandonment      99,700
        Other                         10,300
        Reduction of March 31, 2002
         restructuring charge        (54,100)
                                   ---------
                                   $ 452,400
                                   =========

   The minimum lease payments are an estimate of the cash the Company may need to disburse in order to fulfill its obligations under the current Bellevue office lease. The estimated payments are equal to one year's worth of aggregated monthly lease payments plus 25% of the aggregated monthly lease payments through the expiration of the lease in April 2006. Given current market conditions in the corporate real estate rental market in the Bellevue, Washington area, the Company anticipates that its search for a suitable sub lessee should take approximately one year and that the sub lessee's rent would be lower than that of the Company's, under the current terms of the rental agreement. The Company estimates that it might have to agree to carry up to 25% of the current minimum rental payments in order to attract a suitable sub lessee within the one-year time frame.

   The costs associated with fixed assets disposals are comprised of the estimated net book value of the assets, including furniture and fixtures, equipment and leasehold improvements, which were written off upon the closure of the Bellevue office, as these assets will have no future utility. The Company does not anticipate any material cash disposal costs to be incurred to dispose of the fixed assets.

   During the three-month period ended September 30, 2002 the Company revised costs associated with the restructuring charge it had recorded during the three-month period ended March 31, 2002. Based on final settlement of employee severance payments, the Company reduced its previously estimated restructuring severance costs by approximately $54,100.

7. Acquisition

   On August 21, 2002, the Company announced that it had signed an agreement to acquire three privately held, affiliated entities in the telecommunications industry. The Company expects that these businesses will benefit from its software development expertise and experience, while providing the Company with a revenue stream and platform for potential future growth and profitability.

   Consummation of the proposed acquisition is subject to a number of conditions including the performance of customary due diligence investigations, filing and clearance of proxy solicitation materials and receipt of shareholder approval, among others. As of September 30, 2002, several of the conditions necessary for the proposed acquisition to take place had not yet occurred. If these conditions are not satisfied by December 31, 2002, the acquisition agreement will expire unless it is extended by the parties.

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

   Effective September 1, 2002, we are headquartered in Morgan Hill, California, with offices in Concord, New Hampshire and Reading, United Kingdom.

   On August 21, 2002, we announced that we had signed an agreement to acquire three privately held, affiliated entities in the telecommunications industry. We expect that these businesses will benefit from our software development expertise and experience, while providing us with a revenue stream and platform for potential future growth and profitability.

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

   The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us could be adversely affected.

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

   We will perform impairment tests on our intangible assets on an annual basis and between annual tests in certain circumstances. We performed a test on our intangible assets during the three-month period ended September 30, 2002 that resulted in the recording of a fixed asset impairment charge of approximately $914,000 (See Note 5 to the Consolidated Financial Statements). In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of intangible assets in the future.

   We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued if it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2002 Versus the Three and Nine-Month Periods Ended September 30, 2001.

   Revenue

   Our revenues are primarily derived from product and patent technology licensing fees. Other sources of revenue include service fees from maintenance contracts and training fees. Total revenue for the three-month period ended September 30, 2002 decreased by $181,800, or 17.9%, to $836,500 from $1,018,300 for the same period in 2001. Total revenue for the nine-month period ended September 30, 2002 decreased by $3,326,900, or 63.1%, to $1,947,600 from
$5,274,500 for the same period in 2001.

   Revenue derived from our Windows-based products during the three-month period ended September 30, 2002 decreased by $209,400, or 32.7%, to $430,200 from $639,600 for the same period in the prior year. Revenue derived from our Windows-based products during the nine-month period ended September 30, 2002 decreased by $947,100, or 49.7% to $958,100 from $1,905,200 for the same period in the prior year. The decreases in our Windows-based product revenue for both the three and nine-month periods ended September 30, 2002 were primarily due to product licensing fees, which were recorded during the three and nine-month periods ended September 30, 2001, that resulted from one-time transactions entered into with a limited number of customers.

   Revenue derived from our UNIX-based products during the three-month period ended September 30, 2002 decreased by $77,800, or 20.5%, to $300,800 from $378,600 for the same period in the prior year. Revenue derived from our UNIX-based products during the nine-month period ended September 30, 2002 decreased by $359,600, or 30.8%, to $809,000 from $1,168,600 for the same period in the prior year. The decreases in our UNIX-based product revenue for both the three and nine-month periods ended September 30, 2002 was primarily attributable to product licensing fees made during the three and nine-month periods ended September 30, 2001, that resulted from one-time transactions entered into with a limited number of customers.

   Also during the nine-month period ended September 30, 2002, revenue derived from licensing our patented technology decreased by $2,200,000, or 100%, to $0 from $2,200,000 for the same period in the prior year. We derived no revenue from licensing our patented technology during either of the three-month periods ended September 30, 2002 or 2001, respectively. We do not anticipate licensing our patented technology during the remainder of 2002. The market for licensing our patented technology is very limited; accordingly, we reduced the carrying value of our patented technology to zero as part of our fixed asset impairment charge recorded at year-end 2001.

   Currently, a significant portion of our licensing fees is derived from a limited number of customers, which vary, sometimes significantly, from quarter to quarter. We expect this trend to continue throughout 2002.

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

   Cost of revenue for the three-month period ended September 30, 2002 decreased by $479,000, or 51.3%, to $454,700 from $933,700 for the same period in 2001.
Cost of revenue for the nine-month period ended September 30, 2002 decreased by $312,400, or 18.6%, to $1,371,200 from $1,683,600 for the same period in 2001.
The decreases for the three-month and nine-month periods ended September 30, 2002 are the result of the fixed asset impairment charge we recorded at year-end 2001. The carrying value of various elements of our acquired technologies was reduced to zero as part of the year-end 2001 fixed asset impairment charge. Accordingly, no amortization expense related to these acquired technology assets was recorded during the current year.

   During the three-month period ended September 30, 2002, we have again recorded an asset impairment charge in order to reduce the carrying value of our long-lived intangible assets to estimated net realizable value. We expect cost of revenue related to the amortization of these intangible assets to be approximately 10% lower than that recorded during the three-month period ended September 30, 2002, for the next several quarterly reporting periods.

   Selling and Marketing Expenses

   Selling and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, and advertising costs and the allocation of corporate overhead charges. Also included in selling and marketing expenses is amortization of non-cash compensation resulting from the issuance of stock options and warrants to various outside sales and marketing consultants. Selling and marketing expenses for the three-month period ended September 30, 2002 decreased by $1,754,200, or 81.9%, to $387,500 from $2,141,700 for the same period in 2001. For the nine-month period ended September 30, 2002, selling and marketing expenses decreased by $3,397,300, or 66.5%, to $1,712,900 from $5,110,200 for the same period in 2001.

   The decreases for the three and nine-month periods ended September 30, 2002, as compared to the same time periods in the prior year, were primarily due to decreases in headcount, resulting from our September 2001 workforce reduction as well as our March 31, 2002 restructuring. These reductions led to decreases in human resources costs, including salaries, fringe benefits and commissions. These reductions also led to decreases in costs that typically fluctuate in direct relation to head count level, such as travel expenses and the allocation of corporate overhead charges. For the three-month period ended September 30, 2002, human resources costs decreased by $1,112,100, or 79.7%, to $282,400 from $1,394,500 for the same period in the prior year. For the nine-month period ended September 30, 2002, human resources costs decreased by $2,040,700, or 63.6%, to $1,167,000 from $3,207,700 for the same period in the prior year. For the three-month period ended September 30, 2002, travel expenses decreased by

$67,300, or 69.3%, to $29,800 from $97,100 for the same period in the prior year. For the nine-month period ended September 30, 2002, travel expenses decreased by $238,400, or 67.9%, to $112,700 from $351,100 for the same period in the prior year. For the three-month period ended September 30, 2002, corporate overhead charges allocated to the sales and marketing department decreased by $160,500, or 96.1%, to $6,500 from $167,000 for the same period in the prior period. For the nine-month period ended September 30, 2002, corporate overhead charges allocated to the sales and marketing department decreased by $297,000, or 69.4%, to $131,300 from $428,300 for the same period in the prior year.

   We determined during February 2002 that we would temporarily shift our sales and marketing concentration for the balance of 2002 towards our UNIX products and away from our Windows products. The purpose of this shift was two-fold. First, this would free up our Windows-based engineers' time to allow them to continue their efforts to refine our Windows-based product line, particularly our Windows enterprise edition, GG:XP, so that those products could compete more effectively in the market place. Second, since our sales and marketing resources were very limited, allocating a higher percentage of those resources to the more stable and competitive UNIX products would be a more efficient use of those resources.

   During the three-month period ended September 2002 we conducted and completed the beta testing of our Windows enterprise edition, GG:XP. We released the final version of GG:XP during the last week of September. We have decided to rename this product as GO-Global for Windows and to rename the latest release of our Unix-based product GO-Global for Unix. We expect that there will be approximately a three to four month time lag before we begin to receive orders from our current customers for GO-Global for Windows as they strategize and coordinate the rollout of this new technology with their own product upgrade release schedules.

   We anticipate that selling and marketing expenses in future periods will be lower than those incurred in the three-month period ended September 30, 2002 as a result the restructuring we made during the period and as we continue to aggressively reduce our operating costs going forward. Sales and marketing expenses were approximately 46.3% and 210.3% of revenue for the three-month periods ended September 30, 2002 and 2001, respectively. Sales and marketing expenses were approximately 87.9% and 96.9% of revenue for the nine-month periods ended September 30, 2002 and 2001, respectively.

   General and Administrative Expenses

   General and administrative expenses primarily consist of salaries and associated benefits, legal and professional services, amortization of non-cash compensation resulting from the issuance of stock options and warrants to various financial consultants and bad debts expense and the allocation of corporate overhead charges. General and administrative expenses for the three-month period ended September 30, 2002 decreased by $426,700, or 33.7%, to $837,800 from $1,264,500 for the same period in 2001. For the nine-month period ended September 30, 2002, general and administrative expenses decreased by $1,824,600, or 44.3%, to $2,295,300 from $4,119,900 for the same period in the prior year.

   The decreases for the three and nine-month periods ended September 30, 2002 as compared to the same periods in the prior year were primarily due to decreases in headcount, resulting from our September 2001 workforce reduction as well as our March 31, 2002 restructuring. These reductions led to decreases in human resources costs, including salaries and fringe benefits. These reductions also led to decreases in costs that typically fluctuate in direct relation to head count level, such as travel expenses and the allocation of corporate overhead charges. For the three-month period ended September 30, 2002, human resource costs decreased by $275,900, or 60.1%, to $182,800 from $458,700 for the same period in the prior year. For the nine-month period ended September 30, 2002, human resource costs decreased by $831,200, or 61.8%, to $513,000 from $1,344,200 for the same period in the prior year. For the three-month period ended September 30, 2002, travel expenses decreased by $70,400, or 64.0%, to $39,600 from $110,000 for the same period in the prior year. For the nine-month period ended September 30, 2002, travel expenses decreased by $34,400, or 16.9%, to $169,700 from $204,100 for the same period in the prior year. For the three-month period ended September 30, 2002, corporate overhead charges allocated to the general and administrative department decreased by $73,800, or 82.1%, to $16,100 from $89,900 for the same period in the prior year. For the nine-month period ended September 30, 2002, corporate overhead charges allocated to the general and administrative department decreased by $134,800, or 58.5%, to $95,800 from $230,600 for the same period in the prior year.

   Also contributing to the decreases in general and administrative expenses for the three and nine-month periods ended September 30, 2002, as compared with the same periods in the prior year were decreases in deferred compensation amortization expense. For the three-month period ended September 30, 2002, deferred compensation amortization expense decreased by $173,300, or 83.8%, to $33,400 from $206,700 for the same period in the prior year. For the nine-month period ended September 30, 2002, deferred compensation amortization expense decreased by $701,000, or 80.0%, to $174,800 from $875,800 for the same period in the prior year. The decrease was due to the expiration of certain third party consulting contracts, over whose lifetime deferred compensation expense was being amortized. Under the terms of these contracts, the consultants had been issued stock options, in lieu of cash, for the performance of their respective services to us. Using the Black-Scholes pricing model, a cost was calculated and assigned to each of these contracts, and capitalized as a component of equity on our balance sheet in accordance with accounting principles generally accepted in the United States. The total costs of such contracts were amortized over the respective contract's service period.

   We anticipate that general and administrative expense in future periods will be lower than those incurred during the three-month period ended September 30, 2002 as we continue to aggressively reduce our operating costs. General and administrative expenses were approximately 100.1% and 117.9% of revenues for the three and nine-month periods ended September 30, 2002 as compared with 124.2% and 78.1% for the same periods in the prior year, respectively.

   Research and Development Expenses

   Research and development expenses consist primarily of salaries and benefits to software engineers, payments to contract programmers, allocation of corporate overhead charges, depreciation and computer related supplies. Research and development expenses for the three-month period ended September 30, 2002 decreased by $307,300, or 28.2%, to $782,700 from $1,090,000 for the same period in the prior year. For the nine-month period ended September 30, 2002, research and development expense decreased by $1,057,200, or 29.7%, to $2,502,100 from $3,559,300 for the same period in the prior year.

   The decreases in research and development expenses for the three and nine-month periods ended September 30, 2002, as compared with the same periods in the prior year, were primarily due to a decrease in headcount, resulting from our September 2001 workforce reduction and our March 31, 2002 restructuring. These reductions led to decreased human resources expenses. Also causing a decrease to research and development expenses was decreased engineering consulting fees. For the three-month period ended September 30, 2002, human resources expenses decreased by $227,700, or 31.6%, to $493,600 from $721,300 for the same period in the prior year. For the nine-month period ended September 30, 2002, human resources expenses decreased by $605,000, or 27.3%, to $1,611,100 from $2,216,100 for the same period in the prior year. For the three-month period ended September 30, 2002, engineering consulting fees decreased by $58,500, or 40.2% to $87,100 from $145,600 for the same period in the prior year. For the nine-month period ended September 30, 2002, engineering consulting fees decreased by $456,700, or 68.9%, to $206,500 from $663,200 for the same period in the prior year.

   As we continued working towards our goal of full maturity for our products during 2002, we closely monitored our research and development expenditures, striving to reduce our expenses to levels sustainable by our current and anticipated revenue levels. During the three-month period ended September 30, 2002, we completed the beta testing of our GO-Global for Windows product and released it for sale to customers. We must continue to aggressively reduce our operating costs in order to maintain our operations on a going concern basis. We may consider further reducing our research and development efforts in order to achieve this strategic goal.

   Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are to be capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development amounts were capitalized during the three or nine-month periods ended September 30, 2002. Approximately $192,300 and $324,800 of product development costs were capitalized during the three and nine-month periods ended September 30, 2001, respectively.

   We anticipate that research and development expense in future periods will be lower than those incurred during the three-month period ended September 30, 2002 as we continue to aggressively reduce our operating costs. Research and development expenses were approximately 93.6% and 107.0% of revenues for the three-month periods ended September 30, 2002 and 2001, respectively, and approximately 128.5% and 67.5% of revenues for the nine-month periods ended September 30, 2002 and 2001, respectively.

Asset Impairment Loss. During the three-month period ended September 30, 2002 we recorded an impairment charge of $914,000 against several of our intangible assets, primarily capitalized technology assets. SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets requires that long-lived assets must be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 sets forth examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be addressed, including the following:

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

  We believed that a review of our current carrying values to evaluate whether the value of any of our long-lived technology assets had been impaired was warranted, due to several factors, including:

        o The challenges we faced in bringing our Windows enterprise product to maturity;
        o The continued pervasive weakness in the world-wide economy;
        o How we were incorporating and planning to incorporate each element of the purchased technologies into our technology; and
        o Our continued and historical operating and cash flow losses.

  Based on a study of the various factors affecting asset impairment, as outlined above and in SFAS No. 121, the following asset impairment charges were determined to be necessary in order to reduce the carrying value of these assets to our current estimate of the present value of the expected future cash flows to be derived from these assets:

                          Net Book Value     Impairment      Net Book Value
                         Before Impairment   Write Down     After Impairment

Purchased Technology     $     2,145,200     $  775,100      $  1,370,100
Capitalized Software             277,800        138,900           138,900
                         ---------------     ----------      ------------
Totals                   $     2,423,000     $  914,000      $  1,509,000
                         ===============     ==========      ============

   Restructuring Charge

   During the three-month period ended September 30, 2002, effective August 31 31, 2002, we closed our Bellevue, Washington engineering facility as part of our continuing strategic initiative to reduce operating costs. In conjunction with the closure, we reduced our engineering headcount in the Bellevue and Concord, New Hampshire locations and further reduced our headcount in the administrative and sales and marketing departments. Additionally, we wrote off the costs of leasehold improvements that had been made to the Bellevue facility and the costs of various assets that were abandoned with the office closure.

   A summary of the restructuring charges that were recognized during the three-month period ended September 30, 2002 is as follows:

           Category                      Charge
           Minimum lease payments      $ 263,600
           Employee severance            132,900
           Fixed assets abandonment       99,700
           Other                          10,300
           Reduction of March 31, 2002
            restructuring charge         (54,100)
                                       ---------
                                       $ 452,400
                                       =========

   The minimum lease payments are an estimate of the cash we may need to disburse in order to fulfill our obligations under the current Bellevue office lease. The estimated payments are equal to one year's worth of aggregated monthly lease payments plus 25% of the aggregated monthly lease payments through the expiration of the lease in April 2006. Given current market conditions in the corporate real estate rental market in the Bellevue, Washington area, we anticipate that our search for a suitable sub lessee should take approximately one year and that the sub lessee's rent would be lower than ours, under the current terms of the rental agreement. We estimate that we might have to agree to carry up to 25% of the current minimum rental payments in order to attract a suitable sub lessee within the one-year time frame.

   The costs associated with fixed assets disposals are comprised of the estimated net book value of the assets, including furniture and fixtures, equipment and leasehold improvements, which were written off upon the closure of the Bellevue office, as these assets will have no future utility. We do not anticipate any material cash disposal costs to be incurred to dispose of the fixed assets.

   During the three-month period ended September 30, 2002 we revised costs associated with the restructuring charge we had recorded during the three-month period ended March 31, 2002. Based on final settlement of employee severance payments, we reduced our previously estimated restructuring severance costs by approximately $54,100.

   No such restructuring charges were recorded during the three or nine-month periods ended September 30, 2001.

   We have aggressively sought ways to reduce our operating costs throughout 2002 as our operating and cash flow losses have continued. We will continue to aggressively seek out all opportunities to further reduce our operating costs if effort to survive as a going concern.

   Other Income (Expense)

   Other income (expense) consists primarily of interest income on excess cash, interest income on available-for-sale securities, interest expense on short-term notes payable and interest accrued on the purchase of available-for-sale securities. Our excess cash is held in relatively low-risk, highly liquid investments, such as U.S. Government obligations, bank and/or corporate obligations rated "A" or higher by independent rating agencies, such as Standard and Poors, or interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

   Other income (expense) for the three-month period ended September 30, 2002 decreased by $56,000, or 83.0%, to $11,500 from $67,500 for the same period in the prior year. Other income (expense) for the nine-month period ended September 30, 2002 decreased by $285,200, or 80.0%, to $71,200 from $356,400 for the same period in the prior year. The decreases for the three and nine-month periods ended September 30, 2002 were primarily due to lower amounts of excess cash and available-for-sale securities on-hand as compared with the respective periods in 2001. Also responsible for the decrease for the three and nine-month periods ended September 30, 2002 was the decrease in interest rates being paid by our investments as compared with the interest rates from the respective periods in the prior year.

   Offsetting the decrease in other income (expense) for both the three and nine-month periods ended September 30, 2002 was the reduction in loss on joint venture, from $400 and $41,100 for the three and nine-month periods in the prior year, respectively, to $0 for each respective period ended September 30, 2002. We liquidated our joint venture during August 2001.

   We expect other income (expense) to be lower throughout the remainder of 2002 as we expect our cash balances to be significantly lower as compared with the respective periods of the prior year, and we expect the Federal Reserve Bank to keep interest rates low for the next several months.

   Net Loss

   As a result of the foregoing items, net loss for the three-month period ended September 30, 2002 was $2,981,100, a decrease of $1,363,000 or 31.4%, from a net loss of $4,344,100 for the same period during 2001. Additionally, net loss for the nine-month period ended September 30, 2002 was $8,719,500, an increase of $122,600, or 1.4%, from a net loss of $8,842,100 for the same period during 2001. As a result of our continued operating loss we intend to continue to aggressively reduce our operating costs during 2002 and to pursue financing opportunities through all available means.

Liquidity and Capital Resources

   As of September 30, 2002, cash and cash equivalents and available-for-sale securities totaled $1,659,100, a decrease of $5,301,500, or 76.2%, from $6,960,600 as of December 31, 2001.

   The decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities, which was substantially comprised of our net loss of $8,719,500. Operating activities that increased cash flow included: a decrease in accounts receivable, $588,400; a decrease in prepaid expenses and other current assets totaling $79,300, and an increase in accrued expenses, $86,600. Offsetting these amounts were decreases in the provision for doubtful accounts, $293,400; accounts payable $77,600; and deferred revenue $181,700.

   Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have suffered from recurring losses and have absorbed significant cash in our operating activities. Further, our revenues have declined significantly during the nine-month period ended September 30, 2002 compared to the same period of 2001. These matters raise substantial doubt about our ability to continue in existence as a going concern. Although there can be no assurances, we believe that revenue for the second half of 2002 will be greater than revenue for the first half of 2002.

   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern. In order to realize assets and settle liabilities within the normal course of business, we must continue to aggressively adjust our current level of operations in order to match our currently available resources. Such adjustments will likely include further work force reductions, exiting of facilities or the disposition of certain operations.

   We have announced that we have signed an agreement to acquire three privately held affiliated entities in the telecommunications industry in a stock transaction. We believe that should the acquisition be successful, the newly acquired entities would have available financial resources to provide for our operations. Currently, several of the conditions necessary for the acquisition to take place have not yet occurred. If these conditions are not satisfied by December 31, 2002, the acquisition agreement will expire unless it is extended by the parties.

   We are exploring all options available to aggressively reduce costs, to increase revenues and to find alternative sources of financing our operations. Such options will likely include further work force reductions, exiting of facilities, or the disposition of certain operations. If we were unsuccessful in obtaining any of these strategic goals, we would face a severe constraint on our ability to sustain operations in a manner that would create future growth and viability, and we may need to cease operations entirely.

   We have used approximately $5,198,900 net cash in operating activities for the nine-month period ended September 30, 2002, including cash payments aggregating approximately $973,600 that were related to the restructuring charges that we recorded during the period. Our recurring operations' net cash requirements for the nine-month period ended September 30, 2002 averaged approximately $469,500 per month.

   The net cash provided by investing activities of $2,673,000 increased cash and cash equivalents. Significant investing activities included: purchases of available-for-sale securities, $768,300, which were offset by sales of available-for-sale securities, $3,525,200; and the purchase of capital assets including equipment, totaling $82,900. We purchase available-for-sale securities, typically very highly rated corporate bonds or similar investments, primarily when we have cash in excess of our short-term needs for operating expenditures. Sales of available-for-sale securities represent the maturing of investments previously made. Upon maturity, funds from the maturing investments are deposited in our investment money market account awaiting our instructions to reinvest or transfer to our operating accounts. As our available cash has declined, we have curtailed future reinvestments and are now holding the proceeds of maturing investments in our money market account for maximum liquidity. Our purchasing of capital assets has been curtailed to a minimum amount in order to preserve our cash balances as long as possible.

   Gross accounts receivable as of September 30, 2002 decreased by $588,400, or 60.6%, to $382,000, from $970,400 as of December 31, 2001. The primary reason for the decrease was the collection of a few large older receivables that had been outstanding as of December 31, 2001 as well as the charge off of amounts that have been deemed uncollectible. Because these older receivables had been outstanding as of December 31, 2001 and were collected during the nine-month period ended September 30, 2002, we were able to reduce our provision for doubtful accounts while maintaining adequate reserves against our current receivables.

   As of September 30, 2002, gross purchased technology decreased by $775,100, or 8.9%, to $7,915,700 from $8,690,800 as of December 31, 2001. This decrease was part of the asset impairment charge recorded during the three-month period ended September 30, 2002. Purchased technology is comprised of various acquired technologies that have been incorporated into one or more of our products. These amounts are amortized to cost of revenue, generally over a three-year period. Purchased technology amortization expense for the nine-month period ended September 30, 2002 decreased by $462,300, or 31.9%, to $987,100 from $1,449,400 for the same period in the prior year. The decrease was due primarily to the asset impairment charge we recorded as of December 31, 2001 against various components of our purchased technology. Amortization of our purchased technology is recorded as a component of cost of revenue on our income statement.

   Accounts payable as of September 30, 2002 decreased by $77,600, or 24.3%, to $242,300 from $319,900 as of December 31, 2001. Accounts payable are comprised of our various operating expenses and increased due to the timing of the payment of various invoices.

   Accrued expenses as of September 30, 2002 increased by $86,600, or 11.8%, to $822,100 from $735,500 as of December 31, 2001. Accrued expenses are charges for services rendered for which an invoice has not yet been received such as consulting fees, legal and accounting fees, and utilities. The increase in accrued expenses is primarily due to the restructuring charges we have recorded during the nine-month period ended September. As of September 30, 2002, accrued expenses includes approximately $399,700 primarily representing the aggregate amount of remaining rent we believe that we may ultimately have to pay for the two offices we closed during 2002.

   Deferred revenue as of September 30, 2002 decreased by $181,700, or 31.4%, to $396,100 from $577,800 as of December 31, 2001. The decrease is due to the terms of the various licensing agreements and maintenance contracts we had entered into during the nine-month period ended September 31, 2002, which were offset by previously deferred items being recognized as revenue, or being written off as uncollectible. Increases in deferred revenue reflect the application of generally accepted accounting principles in the United States, which set forth certain criteria for the current recognition of revenue in the financial statements. Revenues which do not currently meet the criteria are charged to deferred revenue and are recognized either ratably over the time period during which purchased services are provided to the customer, such as maintenance contracts, or at such time that all revenue recognition criteria have been met.

   As of September 30, 2002, we had cash and cash equivalents of $1,406,800 as well as $252,300 in available-for-sale securities compared to total liabilities of $664,700. Total liabilities are exclusive of deferred revenue of $396,100 and the accrued estimated minimum lease payments that we might have to make of $399,700, resulting from the restructurings we recorded during 2002.

   Throughout the nine-month period ended September 30, 2002, we have undertaken several strategic initiatives intended to control operating expenses and capital expenditures. We have redirected our sales and marketing focus to our UNIX-based products in attempt to increase revenues while we continued to focus our engineering efforts on our windows enterprise edition product. These initiatives have been successful in reducing our operating expenses. As explained above, our expenses for the three and nine-month periods ended September 30, 2002 are significantly lower in virtually every expense category as compared with the same periods in the prior year.

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board finalized SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

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

   Pursuant to SFAS No. 142, we have completed a test for asset impairment during third quarter 2002 and have recorded an asset impairment charge accordingly (See Note 5 to the Consolidated Financial Statements). As of September 30, 2002 we do not have any intangible assets with indefinite useful lives, nor do we have any goodwill on our balance sheet. Our intangible assets are comprised of acquired technology and technology developed in-house, both of which have been incorporated into one or more of our products. As such, all of our intangible assets are being amortized to cost of revenue over the estimated useful lives of the underlying products, or three years, whichever is shorter.

   SFAS No. 143, "Accounting for Asset Retirement Obligations", addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. It is anticipated that the financial impact of SFAS No. 143 will not have a material effect on us.

      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS No. 144 also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS No. 144 generally are to be applied prospectively. It is anticipated that the financial impact of SFAS No. 144 will not have a material effect on us.

      SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections", updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS No. 145 amends

SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS No. 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS No. 145 will not have a material effect on us.

   In November 2001, the staff of the FASB reached consensus on Topic No. D-103, on the topic of "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred." This topic addresses whether reimbursements received for out of pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. This announcement will be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods will be reclassified to comply with the guidance in this announcement. It is anticipated that the financial impact of Topic No. D-103 will not have a material effect on us.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit Activities", which addresses financial accounting and reporting for costs associated with exit activities and supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. However, under SFAS No. 146, a liability for one-time termination benefits is recognized when an entity has committed to a plan of termination, provided certain other requirements have been met. In addition, under SFAS No. 146, a liability for costs to terminate a contract is not recognized until the contract has been terminated, and a liability for costs that will continue to be incurred under a contract's remaining term without economic benefit to the entity is recognized when the entity ceases to use the right conveyed by the contract. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. It is expected that the adoption of SFAS No. 146 will not have a material impact on our consolidated results of operations or financial position.

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

ITEM 4. Controls and Procedures

   Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them about material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II--OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None

(b) Reports of Form 8-K

   On August 14, 2002 we filed a report on Form 8-K dated August 14, 2002 with the Commission. We filed, under Item 9 (Regulation FD Disclosure) of the Form 8-K, the Certification of Quarterly Report by Chief Executive Officer and the Certification of Quarterly Report by Chief Financial Officer.

   On August 21, 2002 we filed a report on Form 8-K dated August 21, 2002 with the Commission. We filed, under Item 5 (Other Events) of the Form 8-K, that we had announced that we had entered into an agreement to acquire three privately-held, affiliated entities in the telecommunications industry.

   On September 4, 2002 we filed a report on Form 8-K dated August 21, 2002 with the Commission. We filed, under Item 5 (Other Events) of the Form 8-K, a copy of the Agreement and Plan of Merger and Reorganization related to the acquisition of the three privately-held entities in the telecommunications industry that we had previously announced.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GraphOn Corporation
                                           (Registrant)

                                    Date:  November 19, 2002
                                    By:  /s/ Robert Dilworth
                                    ---------------------------------
                                            Robert Dilworth,
                                  Chief Executive Officer (Interim) and
                                        Chairman of the Board
                                     (Principal Executive Officer)

                                    Date:  November 19, 2002
                                    By:  /s/ William Swain
                                    ---------------------------------
                                            William Swain,
                                        Chief Financial Officer
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)

Certifications

I, Robert Dilworth, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GraphOn Corporation ("registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002

                                    /s/ Robert Dilworth
                                    --------------------
                                    Robert Dilworth
                                    Chief Executive Officer (Interim) and
                                    Chairman of the Board


I, William Swain, certify that:

1. I have reviewed this quarterly report on Form 10-Q of GraphOn Corporation ("registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

                                    /s/ William Swain
                                    -----------------
                                    William Swain
                                    Chief Financial Officer