Form 10-K
period 2002-12-31
GRAPHON CORP/DE
filed 2003-03-31
CIK 1021435

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

               For the fiscal year ended December 31, 2002
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

              Registrant's telephone number: (800) 472-7466

     Securities registered pursuant to Section 12(b) of the Act: None

       Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.0001 Par Value
                            (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
  Yes [  ] No [X]

  The aggregate market value of the common equity of registrant held by non-affiliates of the registrant as of June 28, 2002 was approximately $2,804,600.

  Number of shares of Common Stock outstanding as of March 4, 2003:
16,629,387 shares of Common Stock.

                         GRAPHON CORPORATION

                              FORM 10-K

                          Table of Contents
                                                                Page
PART I.
Item 1.    Business                                                2
Item 2.    Properties                                              8
Item 3.    Legal Proceedings                                       8
Item 4.    Submission of Matters to a Vote of Security Holders     8

PART II.
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                     9
Item 6.    Selected Financial Data                                 9
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    10
Item 7A.   Quantitative and Qualitative Disclosures About
           Market Risks                                           21
Item 8.    Financial Statements and Supplementary Data            21
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                    49

PART III.
Item 10.   Directors and Executive Officers of the Registrant     50
Item 11.   Executive Compensation                                 51
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters         52
Item 13.   Certain Relationships and Related Transactions         54
Item 14.   Controls and Procedures                                54

PART IV.
Item 15.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                            55

SIGNATURES                                                        56


                     FORWARD LOOKING INFORMATION

This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report or in any document incorporated by reference are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those discussed elsewhere in this report.

                                PART I

ITEM 1.  BUSINESS

General

We are developers of business connectivity software, including server-based software, with an immediate focus on web-enabling applications for use by various parties, including independent software vendors (ISVs), application service providers (ASPs), corporate enterprises, governmental and educational institutions, and others. Server-based computing, sometimes referred to as thin-client computing, is a computing model where traditional desktop software applications are relocated to run entirely on a server, or host computer. This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing. Our software architecture provides application developers with the ability to relocate applications traditionally run on the desktop to a server, or host computer, where they can be run over a variety of connections from remote locations to a variety of display devices. Our server-based technology works on today's most powerful personal computer, or low-end network computer, without application rewrites or changes to the corporate computing infrastructure.

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

We are headquartered in Morgan Hill, California and have offices in Concord, New Hampshire and Berkshire, England, United Kingdom.

Industry Background

   History

In the 1970s, software applications were executed on central mainframes and typically accessed by low-cost display terminals. Information technology departments were responsible for deploying, managing and supporting the applications to create a reliable environment for users. In the 1980s, the PC became the desktop of choice: empowering the user with flexibility, a graphical user interface, and a multitude of productive and inexpensive applications.
In the 1990s, the desktop provided access to mainframe applications and databases, which run on large, server computers. Throughout the computing evolution, the modern desktop has become increasingly complex and costly to administer and maintain. This situation is further worsened as organizations become more decentralized with remote employees, and as their desire increases to become more closely connected with vendors and customers through the Internet.

   Lowering Total Cost of Ownership

PC software in general has grown dramatically in size and complexity in recent years. As a result, the cost of supporting and maintaining PC desktops has increased substantially. Industry analysts and enterprise users alike have begun to recognize that the total cost of PC ownership, taking into account the recurring cost of technical support, administration and end-user down time, has become high, both in absolute terms and relative to the initial hardware purchase price.

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

A common cross-platform problem for the enterprise is the need to access Unix or Linux applications from a PC desktop. While Unix-based computers dominate the enterprise applications market, Microsoft Windows-based PCs dominate the enterprise desktop market. Since the early 1990s, enterprises have been striving to connect desktop PCs to Unix applications over all types of connections, including networks and standard phone lines. This effort, however, is complex and costly. The primary solution to date is known as PC X Server software. PC X Server software is a large software program that requires substantial memory and processing resources on the desktop. Typically, PC X Server software is difficult to install, configure and maintain. Enterprises are looking for effective Unix connectivity software for PCs and non-PC desktops that is easier and less expensive to administer and maintain.

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

Our Approach

Our server-based software deploys, manages, supports and executes applications entirely on the server computer and publishes their user interface efficiently and instantaneously to desktop devices. The introduction of the Windows-based version of our Bridges software, during
2000, enabled us to enter the Windows application market.    This allowed
us to provide support for Windows applications to both enterprise customers and to leverage independent software vendors (ISVs) as a channel. During the fourth quarter of 2002 we introduced GO-Global for Windows, a significant upgrade to our product offerings in the Windows market. This new version has increased application compatibility, server scalability and improved application performance over our previous version.

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

We believe that the major benefits of our technology are as follows:

Lowers Total Cost of Ownership. Reducing information technology (IT) costs is a primary goal of our products. Today, installing enterprise applications is time-consuming, complex and expensive. It typically requires administrators to manually install and support diverse desktop configurations and interactions. Our server-based software simplifies application management by enabling deployment, administration and support from a central location. Installation and updates are made only on the server, thereby avoiding desktop software and operating system conflicts and minimizing at-the-desk support.

Web Enables Existing Applications. The Internet represents a fundamental change in distributed computing. Organizations now benefit from ubiquitous access to corporate resources by both local and remote users. However, to fully exploit this opportunity, organizations need to find a way to publish existing applications to Internet enabled devices. Our technology is specifically targeted at solving this problem. With GoGlobal, an organization can publish an existing application to an Internet enabled device without the need to rewrite the application. This reduces application development costs while preserving the rich user interface so difficult to replicate in a native Web application.

Connects Diverse Computing Platforms. Today's computing infrastructures are a mix of computing devices, network connections and operating systems. Enterprise-wide application deployment is problematic due to this heterogeneity, often requiring costly and complex emulation software or application rewrites. For example, Windows PCs typically may not access a company's Unix applications without installing complex PC X Server software on each PC. Typical PC X Servers are large and require an information technology professional to properly install and configure each desktop. For Macintosh, the choices are even fewer, requiring the addition of yet another vendor product. For the newer technologies, such as tablet PCs or handheld devices, application access will be challenging.

To rewrite an application for each different display device (be that a desktop PC or tablet PC) and their many diverse operating systems is often a difficult and time-consuming task. In addition to the development expense, issues of desktop performance, data compatibility and support costs often make this option prohibitive. Our products provide organizations the ability to access applications from virtually all devices, utilizing their existing computing infrastructure, without rewriting a single line of code or changing or reconfiguring hardware. This means that enterprises can maximize their investment in existing technology and allow users to work in their preferred environment.

Leverages Existing PCs and Deploys New Desktop Hardware. Our software brings the benefits of server-based computing to users of existing PC hardware, while simultaneously enabling enterprises to begin to take advantage of and deploy many of the new, less complex network computers. This assists organizations in maximizing their current investment in hardware and software while, at the same time, facilitating a manageable and cost effective transition to newer devices.

Efficient Protocol. Applications typically are designed for network-connected desktops, which can put tremendous strain on congested networks and may yield poor, sometimes unacceptable, performance over remote connections. For ASPs, bandwidth typically is the top recurring expense when web-enabling, or renting, access to applications over the Internet. In the emerging wireless market, bandwidth constraints limit application deployment. Our protocol sends only keystrokes, mouse clicks and display updates over the network resulting in minimal impact on bandwidth for application deployment, thus lowering cost on a per user basis. Within the enterprise, our protocol can extend the reach of business-critical applications to many areas, including branch offices, telecommuters and remote users over the Internet, phone lines or wireless connections. This concept may be extended further to include vendors and customers for increased flexibility, time-to-market and customer satisfaction.

Products

We are dedicated to creating business connectivity technology that brings Windows, Unix, and Linux applications to the web without modification.
Our customers include ISVs, Value-Added Resellers (VARs) and Fortune 1000 enterprises. By employing our technology, customers benefit from a very quick time to market, overall cost savings via centralized computing, a client neutral cross-platform solution, and high performance remote access.

Our product offerings include GoGlobal for Windows, GoGlobal for Unix and legacy products, such as Bridges for Windows, Bridges for Unix/Linux and GO Joe.

GoGlobal for Windows allows access to Windows applications from remote locations and a variety of connections, including the Internet and dial-up connections. GoGlobal for Windows allows Windows applications to be run via a browser from Windows or non-Windows devices, over many types of data connections, regardless of the bandwidth or operating system. With GoGlobal for Windows, web enabling is achieved without modifying the underlying Windows applications' code or requiring costly add-ons.

GoGlobal for Unix web-enables Unix and Linux applications allowing them to be run via a browser from many different display devices, over various types of data connections, regardless of the bandwidth or operating systems being used. GoGlobal for Unix web-enables individual Unix and Linux applications, or entire desktops. When using GoGlobal for Unix, Unix and Linux web enabling is achieved without modifying the underlying applications' code or requiring costly add-ons.

Target Markets

The target market for our products comprises organizations that need to access Windows, Unix and/or Linux applications from a wide variety of devices, from remote locations, including over the Internet, dial-up lines, and wireless connections. This includes organizations, such as Fortune 1000 companies, governmental and educational institutions, ISVs, VARs and ASPs. Our software is designed to allow these enterprises to tailor the configuration of the end user device for a particular purpose, rather than following a "one PC fits all," high total cost of ownership model. Our opportunity within the marketplace is more specifically broken down as follows:

o ISVs. By web-enabling their applications, software developers can strengthen the value of their product offerings, opening up additional revenue opportunities and securing greater satisfaction and loyalty from their customers. We believe that ISVs who effectively address the web computing needs of customers and the emerging ASP market will have a competitive advantage in the marketplace.

      By combining our products with desktop versions of their software applications, our ISV customers have been able to accelerate the time to market for web-enabled versions of their software applications without the risks and delays associated with rewriting applications or using third party solutions. Our technology quickly integrates with their existing software applications without sacrificing the full-featured look and feel of their original software application, thus providing ISVs with out-of-the-box web-enabled versions of their software applications with their own branding for licensed, volume distribution to their enterprise customers.

o Enterprises Employing a Mix of Unix and Windows. Most major enterprises employ a mix of Unix computers and Windows PCs. Companies that utilize a mixed computing environment require cross-platform connectivity solutions, like GoGlobal for Unix that will allow users to access Unix applications from desktop PCs. It has been estimated that PCs represent over 90% of enterprise desktops. We believe that our products are well positioned to exploit this opportunity and that our server-based software products will significantly reduce the cost and complexity of connecting PCs to Unix applications.

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

o VARs. The VAR channel presents an additional sales force for our products and services. In addition to creating broader awareness of Go-Global, the VAR channel also provides integration and support services for our current and potential customers. Our products allow software resellers to offer a cost effective competitive alternative for Server-Base Thin Client computing. In addition, reselling our Go-Global software, creates new revenue streams for our VARs through professional services and maintenance renewals.

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

In July 1999, we entered into a five-year, non-exclusive agreement with Alcatel Italia, the Italian Division of Alcatel, the telecommunications, network systems and services company. Pursuant to this agreement, Alcatel has licensed our GoGlobal thin client PC X server software for inclusion with their Turn-key Solution software, an optical networking system. Alcatel's customers are using our server-based solution to access Alcatel's UNIX/X Network Management Systems applications from T-based
PCs. Alcatel has deployed GoGlobal internally to provide their employees with high-speed network access to their own server-based software over dial-up connections, local area networks (LANs) and wide area networks
(WANs).

In September 1999, we entered into a three-year, non-exclusive agreement with Compuware, an international software and services company. Pursuant to this agreement, we licensed our Bridges for Windows server-based software for inclusion with Compuware's UNIFACE software, a powerful development and deployment environment for enterprise customer-facing applications. Compuware's customers are using our server-based solution to provide enterprise-level UNIFACE applications over the Internet. Compuware has private labeled and completely integrated Bridges for Windows into its UNIFACE deployment architecture as UNIFACE Jti. Negotiations are currently underway with Compuware on a renewal involving our latest Windows-based product, GoGlobal for Windows.

In February 2002 we signed a three-year, non-exclusive agreement with Agilent Technologies, an international provider of technologies, solutions and services to the communications, electronics, life sciences and chemical analysis industries. Pursuant to this agreement, we licensed our Unix-based web-enabling products to Agilent for inclusion in their Agilent OSS Web Center, an operations support system that provides access to mission-critical applications remotely via a secure Internet browser.

In December 2002, we agreed to an eighteen-month extension of our exclusive agreement with KitASP, a Japanese application service provider, which was founded by companies within Japan's electronics and infrastructure industries, including NTT DATA, Mitsubishi Electric, Omron, RICS, Toyo Engineering and Hitachi. Pursuant to the original agreement, KitASP was granted an exclusive right, within Japan, to distribute our web-enabling technology, bundled with their ASP services, and to resell our software. The original agreement provided for an optional second year, which was exercisable at our discretion. As a result of the extension, KitASP's one-year exclusivity period has been extended for an additional 18 months in lieu of the optional second year that we had formerly held.

In March 2003, we entered into a fourth consecutive one-year, non-exclusive agreement with FrontRange, an international software and services company. Pursuant to the original agreement, we licensed our Bridges for Windows server-based software for integration with FrontRange's HEAT software, which is a state-of-the-art help desk software system. FrontRange has private labeled and completely integrated Bridges for Windows into its HEAT help desk software as iHEAT. As part of the 2003 renewal, we have licensed our GoGlobal for Windows server-based software for integration with both FrontRange's HEAT and its Client Relationship Management software package Goldmine.

Sales, Marketing and Support

Our customers, to date, include Fortune 1000 enterprises, ISVs and large governmental organizations. The following customers, listed alphabetically, generated 10% or more of our revenues in either 2002 or 2001- Alcatel, Citrix, FrontRange and Verizon. We consider FrontRange to be our most significant customer. Sales to FrontRange represented 26.9% and 24.5% of revenues in 2002 and 2001, respectively.

Our sales and marketing efforts will be focused on increasing product awareness and demand among ISVs, Fortune 1000 enterprises, and developing formal distribution relationships with Unix and Windows oriented resellers. Current marketing activities include a targeted advertising campaign of insertions in online newsletters, tradeshows, production of promotional materials, public relations and maintaining an Internet presence for marketing and sales purposes.

Research and Development

Our research and development efforts currently are focused on developing new products and further enhancing the functionality, performance and reliability of existing products. We invested $2,831,300, $4,134,400, and $4,060,000 in research and development in 2002, 2001, and 2000, respectively. We expect expenditures in 2003 to approximate 2002 levels. We have made significant investments in our protocol and in the performance and development of our server-based software.

Competition

The server-based software market in which we participate is highly competitive. We believe that we have significant advantages over our competitors, both in product performance and market positioning. This market ranges from remote access for a single PC user to server-based software for large numbers of users over many different types of device and network connections. Our competitors include manufacturers of conventional PC X server software. Competition is expected from these and other companies in the server-based software market. Competitive factors in our market space include; price, product quality, functionality, product differentiation and breadth.

We believe our principal competitors for our current products include Citrix Systems, Inc., Hummingbird Communications, Ltd., Tarantella, WRQ, Network Computing Devices and NetManage. Citrix is the established leading vendor of server-based computing software. Hummingbird is the established market leader in PC X Servers. WRQ, Network Computing Devices, and NetManage also offer traditional PC X Server software.

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

Employees

As of March 14, 2003, we had a total of 27 employees, including eight in marketing, sales and support, 15 in research and development and four in administration and finance. No employees are covered by a collective bargaining agreement.

Proposed Acquisition.

On August 21, 2002, we announced that we had signed an agreement to acquire three privately held, affiliated entities in the telecommunications industry. We had expected that these businesses would benefit from our software development expertise and experience, while providing us with a revenue stream and platform for future growth and profitability. As a consequence of our subsequent due diligence investigations upon the financial statements and operations of these entities, we concluded that the proposed acquisition transaction, as initially structured, would not be in the best interests of our shareholders. The August 21, 2002 agreement expired by its terms on December 31, 2002. While our efforts to achieve a mutually agreeable restructuring are ongoing, there can be no assurance that we will enter into a new agreement with any or all of these affiliated entities.

ITEM 2.  PROPERTIES

We currently occupy approximately 13,000 square feet of office space in Morgan Hill, California. The office space is rented pursuant to a five-year lease, which became effective in October 2000. We are currently in negotiations with various third parties to sublet our lease and we plan to move to a smaller facility once we successfully sublet our current office space. The Morgan Hill lease contains provisions outlining our rights and responsibilities in order to affect a sublease that will meet with our landlord's approval. We are contractually obligated to continue paying rent on the Morgan Hill space, whether the space is occupied or not, while we negotiate a sublease. Rent on the Morgan Hill facility is approximately $19,000 per month, which is inclusive of various taxes and other fees proportioned to us under the terms of the lease agreement.

In May 2001, we began renting approximately 5,000 square feet of office space in Bellevue, Washington pursuant to a five-year lease. During September 2002 we ceased operations in this facility. We are actively seeking a sublessee for this facility and have begun lease cancellation negotiations with our landlord. Rent on the Bellevue facility is approximately $13,000 per month.

We also occupy leased facilities in Concord, New Hampshire, Rolling Hills Estates, California and Berkshire, England, United Kingdom. The New Hampshire lease expires at the end of October 2003 and we anticipate that we can renew the lease with terms favorable to current market conditions at that time. Rent on the Concord facility is approximately $17,000 per month. We currently sublet approximately half of the Concord facility to a tenant whose lease term coincides with ours. We collect approximately $8,400 in rent from our tenant on a monthly basis. The Rolling Hills Estates and Berkshire offices are very small and each are leased on a month-to-month basis. Together, the monthly rent on these two offices approximates $3,500 and will fluctuate slightly depending on movement in the exchange rate between the dollar and the British Pound.

The net aggregate amount of the annual lease payments made under all of our leases in the years 2002, 2001 and 2000 was approximately $525,700, $558,700 and $537,100, respectively. We believe our current facilities will be adequate to accommodate our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not party to any legal proceedings that we believe will have a material negative impact on our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Our 2002 Annual Meeting of Stockholders was held on December 30, 2002. At the meeting, one director was elected. The vote was as follows:

                              For      Withheld
           Gordon Watson  11,655,753  2,558,313

Also at the meeting, the shareholders ratified the reappointment of BDO Seidman, LLP as our independent auditors for fiscal 2002. The vote was as follows:

           For      14,158,186
           Against      38,175
           Abstain           -

                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock. From August 9, 2000 to May 27, 2002, our common stock was quoted on the Nasdaq National Market System and since May 28, 2002, our common stock has been quoted on the Nasdaq SmallCap Market System under the symbol "GOJO".

                        Fiscal 2002           Fiscal 2001
                      --------------        --------------
      Quarter         High        Low       High       Low
                    -------    -------    ---------  -------
        1st         $  0.80    $  0.24    $    3.38  $  1.00
        2nd         $  0.37    $  0.15    $    4.05  $  0.81
        3rd         $  0.52    $  0.08    $    3.05  $  1.00
        4th         $  0.29    $  0.12    $    1.26  $  0.50

On March 4, 2003, there were approximately 138 holders of record of our common stock. On March 19, 2003, the last reported sales price was $0.194.

On March 19, 2003, we received a Nasdaq Staff Determination letter indicating our non-compliance with the $1.00 minimum closing bid price per share requirement for continued listing as set forth in Marketplace Rule 4310(c)(4) and that our securities are, therefore, subject to delisting from the Nasdaq SmallCap Market. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurance that the Panel will grant our request for continued listing on the Nasdaq SmallCap Market.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis" and our historical financial statements and the notes thereto included elsewhere herein. Our selected historical financial data as of December 31, 2002, 2001, 2000, 1999 and 1998, and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from our financial statements which have been audited by BDO Seidman LLP, independent public accountants.

Statement of Operations Data:

                                                    Year Ended December 31,
                                                    -----------------------
                                    2002         2001        2000         1999         1998
                                 ----------- -----------  -----------  ----------  -----------
                                    (Amounts in thousands, except share and per share data)

Revenues                          $    3,535 $     5,911  $     7,567  $    3,635  $     2,124
Costs of revenues                      1,680       2,613        1,044       2,800          344
                                  ---------- -----------  -----------  ----------  -----------
Gross profit                           1,855       3,298        6,523         835        1,780
                                  ---------- -----------  -----------  ----------  -----------

Operating expenses:
  Selling and marketing                2,235       5,989        5,750       3,279        1,440
  General and administrative           2,801       4,561        4,653       2,265        1,119
  Research and development             2,831       4,134        4,060       2,467          840
  Asset impairment loss                  914       4,501            -           -            -
  Restructuring charge                 1,943           -            -           -            -
                                  ---------- -----------  -----------  ----------  -----------
    Total operating expenses          10,724      19,185       14,463       8,011        3,399
                                  ---------- -----------  -----------  ----------  -----------

Loss from operations                  (8,869)    (15,887)      (7,940)     (7,176)      (1,619)
Other income (expense) net                77         410       (1,434)        144         (529)
                                  ---------- -----------  -----------  ----------  -----------
Loss before provision
  for income taxes                    (8,792)    (15,477)      (9,374)     (7,032)      (2,148)
Provision for income taxes                 -           1            1           1            1
                                  ---------- -----------  -----------  ----------  -----------
Net loss                          $   (8,792)$   (15,478) $    (9,375) $   (7,033) $    (2,149)
                                  ========== ===========  ===========  ==========  ===========

Basic and diluted loss per share  $    (0.50)$     (0.97) $     (0.65) $    (0.71) $    (0.57)
                                  ========== ===========  ===========  ==========  ===========

Weighted average common
  shares outstanding              17,465,099  16,007,763   14,396,435   9,950,120    3,770,863
                                  ========== ===========  ===========  ==========  ===========

Balance Sheet Data:
                                                      As of December 31,
                                     2002        2001        2000         1999         1998
                                  ---------- -----------  -----------  ----------  -----------
                                                    (Amounts in thousands)

Working capital                   $      668 $     6,173  $    12,879  $   11,701  $     1,193
Total assets                           4,550      12,986       21,040      15,224        6,545
Total liabilities                      1,820       1,660        1,983         842        1,203
Shareholders' equity                   2,730      11,326       19,057      14,382        5,342

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements provided under Part II, ITEM 8 of this Annual Report on Form 10-K.

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

The recognition of revenue is based on our assessment of the facts and circumstances of the sales transaction. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed programs is provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Under Statement of Position (SOP) 97-2, "Software Revenue Recognition," revenue earned on software arrangements involving multiple elements is allocated to each element arrangement based on the relative fair values of the elements. If there is no evidence of the fair value for all the elements in a multiple element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. In accordance with SOP 97-2, we recognize revenue from the sale of software licenses when all the following conditions are met:

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

We perform impairment tests on our intangible assets on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of intangible assets. During 2002 and 2001 we recorded significant write-downs to the value of our intangible assets as a result of the impairment tests performed. A significant consideration impacting the results of the impairment tests was the substantial delay in getting our most recently released Windows-based product upgrade, GoGlobal for Windows, into marketable condition. The engineering delays we encountered resulted in a substantial decrease in our revenue in both 2002 and 2001, which ultimately caused us to consume almost all of our cash balances in our day-to-day operations.

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Results of Operations

The first table that follows sets forth our income statement data for the years ended December 31, 2002 and 2001, respectively, and calculates the dollar change and percentage change from 2001 to 2002 in the respective line items. The second table that follows presents the same information for the years ended December 31, 2001 and 2000.

                                                              2002          2002
                                    Year Ended               Dollars     Percentage
                                    December 31,          Over (Under)   Over (Under)
                               ----------------------     --------------------------
(Dollars in 000s)                2002          2001           2001           2001
-----------------              -------       --------        -------       --------
Revenue                        $ 3,535       $  5,911        $(2,376)        (40.20%)
Cost of sales                    1,680          2,613           (933)        (35.71)
                               -------       --------        -------       ---------
Gross Profit                     1,855          3,298         (1,443)        (43.75)
                               -------       --------        -------       ---------
Operating expenses:
Selling & marketing              2,235          5,989         (3,754)        (62.68)
General & administrative         2,801          4,561         (1,760)        (38.59)
Research & development           2,831          4,134         (1,303)        (31.52)
Fixed assets impairment            914          4,501         (3,587)        (79.69)
Restructuring charge             1,943              -          1,943            n/a
                               -------       --------        -------       --------
Total operating expenses        10,724         19,185         (8,461)        (44.10)
                               -------       --------        -------       --------
Loss from operations            (8,869)       (15,887)         7,018          44.17
                               -------       --------        -------       --------
Other income (expense):
Interest & other income            153            516           (363)        (70.35)
Interest & other expense           (76)           (65)           (11)        (16.92)
Loss on long-term investment-
  China joint venture                -           (41)             41         100.00
                               -------       -------        --------       --------
Total other income (expense)        77            410           (333)        (81.22)
                               -------       --------       --------       --------
Loss before tax                 (8,792)       (15,477)         6,685          43.19
Tax provision                        -              1             (1)        100.00
                               -------       --------       --------       --------
Net loss                       $(8,792)     $(15,478)       $  6,686         43.20%
                               =======      =========        =======       ========

                                                                2001         2001
                                         Year Ended           Dollars     Percentage
                                         December 31,       Over (Under)  Over (Under)
(Dollars in 000s)                     2001         2000         2000          2000
-----------------                   --------    ---------    ----------    ---------
Revenue                             $  5,911    $   5,067    $      844        16.67%
Revenue - related party                    -        2,500        (2,500)     (100.00)
                                    --------    ---------    ----------    ---------
Total revenue                          5,911        7,567        (1,656)      (21.88)
                                    --------    ---------    ----------    ---------
Cost of sales                          2,613          946         1,667       176.22
Cost of sales - related party              -           98           (98)     (100.00)
                                    --------    ---------    ----------    ---------
Total cost of sales                    2,613        1,044         1,569       150.29
                                    --------    ---------    ----------    ---------
Gross profit                           3,298        6,523        (3,225)      (49.44)
                                    --------    ---------    ----------    ---------
Operating expenses:
Selling & marketing                    5,989        5,750           239         4.16
General & administrative               4,561        4,653           (92)       (1.98)
Research & development                 4,134        4,060            74         1.82
Fixed assets impairment                4,501            -         4,501          n/a
                                    --------    ---------    ----------    ---------
Total operating expenses              19,185       14,463         4,722        32.65
                                    --------    ---------    ----------    ---------
Loss from operations                 (15,887)      (7,940)       (7,947)     (100.09)
                                    --------    ---------    ----------    ---------
Other income (expense)
Interest & other income                  516        1,181          (665)      (56.31)
Interest & other expense                 (65)          (7)          (58)     (828.57)
Loss on long-term investment -
   China joint venture                   (41)      (2,608)        2,567        98.43
                                    --------    ---------    ----------    ---------
Total other income (expense)             410       (1,434)        1,844      (128.59)
                                    --------    ---------    ----------    ----------
Loss before tax                      (15,477)      (9,374)       (6,103)      (65.11)
Tax provision                              1            1             -            -
                                    --------    ---------     ---------    ---------
Net loss                            $(15,478)   $  (9,375)    $  (6,103)      (65.11%)
                                    =========   =========     =========    ==========

Revenues. Our revenues are primarily derived from product and patent technology licensing fees. Other sources of revenues include service fees from maintenance contracts and training fees. The decrease in revenues in 2002 from 2001 was due primarily to a decrease in third party licensing fees derived from licensing our patented technology. During 2002 we recognized $0 in third party patent licensing revenue as compared to approximately $2,200,000 during 2001. We believe that the market for licensing our patented technology is very limited, accordingly, we wrote the carrying value of our patent down to $0 as part of our year end 2001 asset impairment write off. We do not anticipate recognizing licensing revenue from our patent in the future.

The decrease in revenues in 2001 from 2000 was primarily due to a decrease in revenues - related party. During 2001 we recognized $0 in revenue from our joint venture in China, as compared with $2,500,000 during 2000. The joint venture began operations in 2000 and was dissolved during 2001. The joint venture was not able to satisfactorily penetrate the Chinese market on a timetable agreeable to our joint venture partner or us.
Consequently, through mutual agreement, it was dissolved during 2001. We do not anticipate reactivating the joint venture in the near future as we have formed alternative strategic relationships to penetrate the Chinese as well as other Asian markets.

The decrease in revenues in 2001 from 2000 related to the decrease in revenues - related party was offset by an increase in revenues from third parties. The increase in revenues from third parties was due primarily to an increase in third party licensing fees derived from licensing our patented technology. We recognized approximately $2,200,000 in revenue from licensing our patented technology in 2001 as compared with approximately $1,500,000 in 2000.

We recognized approximately $1,629,500 of revenue from licensing fees for our Windows-based products during 2002 as compared with approximately $1,767,200 during 2001. The decrease was due to the overall decrease in corporate spending pervasive throughout the economy as well as the delay in releasing the latest upgraded version of our Windows product, GoGlobal for Windows, until the fourth quarter of 2002. We expect 2003 revenue from our Windows-based products to exceed 2001 levels. The amount of revenue we recognized from our Windows-based products in 2001 decreased from 2000, to approximately $1,767,200 as compared with $2,330,300, respectively. Approximately 60% of the 2001 Windows-based revenue was recognized in the first half of the year. The downward trend in revenue that began during the second half of 2001 carried over into 2002 as the overall economy continued to be weak.

We recognized approximately $1,457,200 of revenue from licensing our Unix-based products during 2002 as compared with approximately $1,630,400 during 2001 and approximately $993,600 in 2000. The decrease in 2002 from 2001 was principally due to the continued weakness in the overall economy. The increase in 2001 from 2000 was primarily due to the competitiveness of Bridges for Unix/Linux, which was released in early 2000, and Go-Global:UX, which was released in early 2001. We expect 2003 Unix sales to approximate 2001 levels.

Our licensing fees have been realized from a limited number of customers. As such, revenues from these products have varied from quarter to quarter reflecting the aggregate demand of the individual customers. We expect our quarterly licensing fees to continue to vary during 2003.

Revenues from our three largest customers for 2002 represented approximately 26.9%, 23.4% and 12.5%, respectively, of total revenues. These three customers' December 31, 2002 year-end accounts receivable balances represented approximately 0.0%, 0.0%, and 15.1% of reported net accounts receivable. By March 21, 2003, we had collected the substantial majority of the only outstanding balance from December 31, 2002. Revenues from our three largest customers in 2001 represented approximately 27.1%, 26.3% and 10.1%, respectively, of total revenues. These three customers' December 31, 2001 year-end accounts receivable balances represented approximately 0.0%, 43.5% and 0.0% of reported net accounts receivable. All amounts outstanding from these three customers as of December 31, 2001 were collected during February 2002.

We anticipate that many of our customers will enter into, and periodically renew, maintenance contracts to ensure continued product updates and support. Service revenue was approximately $448,300, or 12.7% of revenue in 2002, $313,100, or 4.8% of revenue in 2001, and $242,600, or 3.2% of revenue in 2000. We expect service revenue in 2003 to approximate 2002 levels.

Cost of Revenues. Cost of revenues consists primarily of the amortization of acquired technology and the amortization of capitalized technology developed in-house. Research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet and subsequently amortized as cost of revenues over the shorter of three years or the remaining estimated life of the products.

The decrease in cost of revenues in 2002 from 2001 was due to the write-downs of the estimated remaining carrying values of our intangible assets that were recorded during the third quarter of 2002 as well as the fourth quarter of 2001. The increase in cost of revenues in 2001 from 2000 was due to the significant acquisition of technology from Menta Corporation, which we began amortizing during the third quarter of 2000, and the capitalization of costs associated with technology developed in-house during 2000. The costs of both the Menta technology and the capitalized technology developed in-house were only amortized for a portion of 2000 whereas each was amortized for a full year during 2001.

As more fully explained below under Asset Impairment Loss, during September 2002 and December 2001, we wrote down the historical cost of various components of our purchased technology assets as part of our periodic assessments of asset impairment. The amortization of our technology assets, as explained above, is recorded as a component of Cost of Revenues. As a result of these write-downs, we expect that our cost of revenues will be significantly lower in 2003 as compared with 2002. Cost of revenues were approximately 47.5%, 44.2% and 20.6% of total revenues for the years 2002, 2001 and 2000, respectively.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries, sales commissions, non-cash compensation, travel expenses, trade show related activities and promotional costs.

The decrease in selling and marketing expense in 2002 from 2001 was due to the cumulative impact of the workforce reductions we have undergone over the last two years. We began 2002 with 24 employees in selling and marketing. By the end of the first quarter we had reduced this number to 14 and by the end of the second quarter, we had reduced this number to nine. These reductions were a direct result of our effort to reduce our operating costs to a bare minimum, in order to preserve our cash balances, while achieving our operating objectives.

The increase in selling and marketing expense in 2001 from 2000 was due an increase in selling and marketing headcount over the first half of 2001, which was partially offset be a decrease over the second half of 2001. We began 2001 with 23 employees in selling and marketing. By the end of the first quarter of 2001 we had increased this number to 27, by the end of the second quarter we had increased this number to 31, and by the end of the third quarter, we had reduced this number to 24. Headcount remained at 24 through the remainder of 2001. We had increased headcount throughout the first half of 2001 in anticipation of the release of upgraded versions of our Windows product, GoGlobal: XP, as well as our Unix product, GoGlobal:UX. The ultimate release of GoGlobal:XP was delayed and when finally released, it was not received as warmly in the marketplace as originally anticipated. The release of GoGlobal:UX was accomplished in a timely manner and was well received, however; the Unix market is estimated to be much smaller than the Windows market. As a result, we began reducing the selling and marketing workforce to more sustainable levels, while work continued on the next version of the Windows product.

We expect that cumulative sales and marketing expenses in 2003 will be significantly lower than those incurred during 2002. We expect to focus our selling and marketing efforts in the Windows market during 2003. We have based this decision on the positive feedback we received from customers and others during the beta testing phase of our latest Windows release, GoGlobal for Windows. Sales and marketing expenses were approximately 63.2 %, 101.3% and 113.5% of total revenues for the years 2002, 2001 and 2000, respectively.

General and Administrative Expenses. General and administrative expenses primarily consist of salaries, legal and professional services, non-cash compensation and bad debts expense.

The decrease in general and administrative expense in 2002 from 2001, as well as in 2001 from 2000 were primarily due to the cumulative impact of the workforce reductions that we have undergone over the last two years. We began 2002 with nine general and administrative employees. By the end of the second quarter we had reduced this number to six and by the end of the third quarter we had reduced this number to four. We began 2001 with 15 general and administrative employees. We reduced this number to 14 by the end of the first quarter, to 13 by the end of the second quarter, to nine by the end of the third quarter and maintained nine general and administrative employees from the end of the third quarter until year end 2001. In addition to these workforce reductions, various general and administrative employees began reduced workweek schedules. All of these reductions were a direct result of our effort to reduce our operating costs to a bare minimum, in order to preserve our cash balances, while achieving our operating objectives.

Changes to our allowance for doubtful accounts are also charged to bad debts expense within general and administrative expense. The ending balance of our allowance for doubtful accounts as of December 31, 2002, 2001 and 2000, was $50,300, $350,000 and $100,000, respectively. Bad debts expense is more fully explained at Schedule II - Valuation and Qualifying Accounts.

We anticipate that cumulative general and administrative expense in 2003 will be significantly lower than those incurred during 2002. General and administrative expenses were approximately 79.2%, 77.2% and 91.8% of 2002, 2001 and 2000 total revenues, respectively.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits paid to software engineers, payments to contract programmers, and facility expenses related to our remotely located engineering offices.

The decrease in research and development expense in 2002 from 2001 was primarily due to the cumulative impact of the workforce reductions that we have undergone over the last two years. We began 2002 with 28 research and development employees. At the end of the third quarter, we reduced this number to 15. We began 2001 with approximately 35 employees in research and development. This number increased slightly, to approximately 40, immediately prior to the work force reduction in September 2001, and then was reduced to 28 as a result of the workforce reduction.

We believe that a significant level of investment for research and development is required to remain competitive. Accordingly, during 2003 we will continue working towards our goal of full maturity for our products through a combination of in-house and contracted research and development efforts. Research and development expense was approximately 80.1%, 70.0% and 80.1% of total revenues for the years 2002, 2001 and 2000, respectively.

Asset Impairment Loss. During the third quarter of 2002 and the fourth quarter of 2001, we recorded impairment charges of $914,000 and $4,500,900, respectively, against several of our intangible assets, primarily capitalized technology assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be addressed, including the following:

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

We believed that a review of our current carrying values to evaluate whether the value of any of our long-lived technology assets had been impaired was warranted, due to several factors, including:

o The challenges we faced in bringing our GoGlobal for Windows and GoGlobal:XP products to maturity;
o     The continued pervasive weakness in the world-wide economy;

o How we were incorporating and planning to incorporate each element of the purchased technologies into our legacy technology;
o     Our continued and historical operating and cash flow losses.

Based on studies of the various factors affecting asset impairment, as outlined above, the following asset impairment charges were determined to be necessary in order to reduce the carrying value of these assets to our current estimate of the present value of the expected future cash flows to be derived from these assets:

                            Net Book Value           Impairment        Net Book Value
                           Before Impairment         Write Down       After Impairment
                          ------------------      ----------------    ----------------
 2001 Impairment
 Purchased Technology     $        7,283,300      $      4,150,900    $      3,132,400
 Patent                              350,000               350,000                   -
                          ------------------      ----------------    ----------------
 Totals                   $        7,633,300      $      4,500,900    $      3,132,400
                          ==================      ================    ================

 2002 Impairment (1)
 Purchased Technology     $        2,145,200      $        775,100    $      1,370,100
 Capitalized Software                277,800               138,900             138,900
                          ------------------      ----------------    ----------------
 Totals                   $        2,423,000     $         914,000    $      1,509,000
                          ==================     =================    ================

(1) The net book value after impairment for the 2002 impairment is shown as of September 30, 2002. There was no impairment charge recorded in the fourth quarter 2002.

The asset impairment charges were approximately 25.9%, 76.2% and 0.0% of total revenues for the years 2002, 2001 and 2000, respectively.

Restructuring charge. During 2002 we closed our Morgan Hill, California and Bellevue Washington office locations as part of our strategic initiatives to reduce operating costs. In conjunction with these closures, we reduced headcount in all of our operating departments and wrote off the costs of leasehold improvements and other assets that were abandoned. A summary of the restructuring charges recorded during 2002 is as follows:

                                                                                        Ending Balance
                                                         Cash            Non-cash        Restructuring
                                  Restructuring        Payments           Charges       Charge Accrual
Category                            Charge            During 2002       During 2002    December 31, 2002
--------                         -------------      --------------    -------------    -----------------
Quarter ended
March 31, 2002:
  Employee severance             $     752,100      $    (752,100)    $          -     $               -
  Fixed assets abandonment             558,100                  -        (558,100)                     -
  Minimum lease payments               180,200           (122,300)               -                57,900
                                 -------------      --------------    -------------    -----------------
  Subtotal                           1,490,400           (874,400)        (558,100)               57,900
                                 -------------      --------------    -------------    -----------------
Quarter ended
September 30, 2002:
  Employee severance                    78,900            (78,900)               -                     -
  Fixed assets abandonment              99,700                  -          (99,700)                    -
  Minimum lease payments               263,600            (39,300)               -               224,300
  Other                                 10,200            (10,200)               -                     -
                                 -------------      --------------    -------------    -----------------
  Subtotal                             452,400           (128,400)         (99,700)              224,300
                                 -------------      --------------    -------------    -----------------
Totals                           $   1,942,800      $  (1,002,800)    $   (657,800)    $         282,200
                                 =============      ==============    =============    =================

Included in employee severance are the payments made to our co-founders, which aggregated $500,000, upon their departure in January 2002. The costs associated with fixed assets abandonment are comprised of the estimated net book value of the assets, including furniture and fixtures, equipment and leasehold improvements, which were written off upon the closure of the two facilities, as the assets were deemed to not have any future utility. No material disposal costs were incurred to dispose of any of the assets. The minimum lease payments were an estimate of the cash payments that we would need to disburse in order to fulfill our obligations under each of the respective leases until we could find a suitable sublessee.

As of March 21, 2003, we had not found a sublessee for our Bellevue, Washington office and had entered into negotiations with out landlord on a lease buyout. Additionally, approximately six employees are now temporarily using our Morgan Hill facility until we can find a suitable sublessee, or negotiate a lease buyout with our landlord, whichever occurs first. The restructuring charge was approximately 55.0% of total revenues for 2002. No restructuring charges were recorded in either 2001 or 2000.

Interest and Other Income. During 2002, 2001 and 2000, the primary component of interest and other income was interest income derived on excess cash. Our excess cash was held in relatively low-risk, highly liquid investments, such as U.S. Government obligations, bank and/or corporate obligations rated "A" or higher by independent rating agencies, such as Standard and Poors, or interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars. The decrease in interest income in 2002 over 2001, and 2001 over 2000, was due to lower average cash and cash equivalents, and available-for-sale securities balances in 2002 as compared with 2001, and 2001 as compared with 2000. Additionally, the decreases were reflective of a decrease in our portfolio's average yield rate, which reflected the market's response to the continued cuts made in interest rates by the Federal Reserve.

The lower average cash and cash equivalents and available-for-sale securities balances in 2002 as compared with 2001 is primarily due to the outflow of approximately $4,606,000, resulting from our operations. The lower average cash and cash equivalents and available-for-sale securities balances in 2001 as compared with 2000 is primarily due to the outflow of approximately $6,752,700, resulting from our operations. Interest and other income was approximately 4.3%, 8.7% and 23.3% of total revenues for the years 2002, 2001 and 2000, respectively.

Interest and Other Expense. Interest and other expense consists primarily of the cost of accrued interest on bonds and other investments that we purchased with our excess cash. The increase in 2002 from 2001, and in 2001 from 2000 was primarily due to faster rollovers of investments, as we required more readily available cash to finance our operations. The faster rollovers were reflective of the shorter time frame that we could keep the excess cash invested. These increases were partially offset by cumulative marked-to-market gains recorded on the value of the securities held in our investment account.

Interest and other expense was approximately 2.2%, 1.1% and 0.1% of total revenues for the years 2002, 2001 and 2000, respectively.

Provision for Income Taxes. At December 31, 2002, we had approximately $36,625,000 in federal net operating loss carryforwards. The federal net operating loss carryforwards will expire at various times from 2007 through 2020, if not utilized. In addition, the Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of various events, including a significant change in ownership interests. In 1998, we experienced a "change of ownership" as defined by the provisions of the Tax Reform Act of 1986. As such, our utilization of our net operating loss carryforwards through 1998 will be limited to approximately $400,000 per year until such carryforwards are fully utilized or expire.

Liquidity and Capital Resources

We have suffered recurring losses and have absorbed significant cash in our operating activities. Further, we have limited alternative sources of financing available to fund any additional cash required for our operations or otherwise. These matters raise substantial doubt about our ability to continue as a going concern. Our plan in regard to these matters is described below. The consolidated financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

We are continuing to operate the business on a cash basis while looking at ways to reduce cash expenses. We are simultaneously looking at ways to improve or maintain our revenue stream. Additionally, we continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity.

In June 2001, we issued 2,500,000 shares of our common stock to Menta Software in connection with the acquisition of software technology, which was assigned a historical cost of $6,500,000 based on the then fair market value of our common stock. In an extemporaneous transaction in June of 2001, we licensed our patented technology to Menta Software in a transaction valued at $2,000,000, of which they paid us $600,000 in cash. In December 2002, we accepted 933,333 shares of our common stock from Menta Software in full settlement of the outstanding $1,400,000 due us from them under the terms of the June 2001 patented technology licensing agreement.

During 2002 we used $4,606,000 of cash from our operating activities that related primarily to our net loss of $8,792,500, offset by non-cash items including depreciation and amortization totaling $2,085,800, the non-cash portion of the restructuring charge of $657,800, and the asset impairment loss of $914,000. Operating cash inflow was generated by an aggregate increase in cash flow from operating assets and liabilities of $828,200, which was partially offset by a $299,700 decrease in our provision for doubtful accounts.

Depreciation and amortization primarily relates to our purchased technology, as outlined above in Costs of Revenues. Also included in depreciation and amortization is the amortization of deferred compensation expense related to non-cash compensation paid to various third parties, primarily consultants, who provide us services. This amortization is recorded as sales and marketing expense or general and administrative expense, depending on the nature of the underlying services provided.

The cash inflow generated from aggregated operating assets and liabilities was primarily due to the collection of a significant portion of our year end 2001 accounts receivable balance during 2002, including accounts that had previously been deemed uncollectible.

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

During 2002 we generated $2,628,200 of cash from our investing activities that included $3,776,300 from the sale of investments, partially offset by the purchase of investments, totaling $768,300, the capitalization of software development costs, totaling $298,500 and other capital expenditures totaling $82,900.

Throughout the year, we buy various high-grade securities for investment purposes with our excess cash. The securities are usually held until maturity, at which time any excess cash is used to reinvest in new securities. We treat the investment as cash used in investing activities and the maturity as cash provided by investing activities. The capitalized software development costs were incurred in the development of GoGlobal for Windows, our latest Windows-based product upgrade. Other capital expenditures incurred during 2002 consisted primarily of computer equipment for our research and development team.

During 2002, we used $20,200 of cash in our financing activities that were primarily related to the repayment of the note payable that was outstanding as of year end 2001, partially offset by the proceeds from the issuance of stock through our employee stock purchase program.

As of December 31, 2002, cash and cash equivalents were approximately $1,958,200. We anticipate that our cash and cash equivalents as of December 31, 2002, together with anticipated revenue from operations, cost savings from the 2002 restructuring and asset impairment charges, and future potential cost reduction measures, will be sufficient to meet our working capital and capital expenditure needs through the next twelve months. We have no material capital expenditure commitments for the next twelve months. However, due to the inherent uncertainties associated with predicting future operations, there can be no assurances that such anticipated revenue and cumulative operational savings will ultimately be realized during the next twelve months.

During 2002 we implemented several strategic initiatives intended to control operating expenses and capital expenditures. These initiatives have been successful in reducing our operating expenses. As explained above, our 2002 operating expenses are significantly lower in every category, as compared with 2001.

The following table discloses our contractual commitments for future periods (See footnote 12):

        Year ending
        December 31,
           2003      $  548,900
           2004         395,400
           2005         328,100
           2006          55,000
           2007               -
                     ----------
                     $1,327,400

New Accounting Pronouncements

In June 2001, the FASB finalized Statements No. 141, "Business Combinations," (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

Pursuant to SFAS 142, during 2002 we conducted periodic tests for asset impairment and recorded an asset impairment charge accordingly (See Note 6 to the Consolidated Financial Statements). As of December 31, 2002 we do not have any intangible assets with indefinite useful lives, nor do we have any goodwill on our balance sheet. Our intangible assets are comprised of acquired technology and technology developed in-house, both of which have been incorporated into one or more of our products. As such, all of our intangible assets are being amortized to cost of revenue over the estimated useful lives of the underlying products, or three years, whichever is shorter.

In June 2001, the FASB finalized Statements No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. There was no material result on our results of operations and financial position from the adoption of SFAS 143.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit Activities," (SFAS 146) which addresses financial accounting and reporting for costs associated with exit activities and supersedes Emerging Issues Task Force (EITF) statement 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. However, under SFAS 146, a liability for one-time termination benefits is recognized when an entity has committed to a plan of termination, provided certain other requirements have been met. In addition, under SFAS 146, a liability for costs to terminate a contract is not recognized until the contract has been terminated, and a liability for costs that will continue to be incurred under a contract's remaining term without economic benefit to the entity is recognized when the entity ceases to use the right conveyed by the contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. It is expected that the adoption of SFAS 146 will not have a material impact on our consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 31, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure." (SFAS 148) This Statement amends SFAS 123, "Stock-Based Compensation," (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ended after December 31, 2002. In compliance with SFAS 148 we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, (APB 25) "Accounting for Stock Issued to Employee," (See Critical Accounting Policies, below.)

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

   We Have A History Of Operating Losses And Expect These Losses To Continue, At Least For The Near Future.

We have experienced significant losses since we began operations. We expect to continue to incur losses for the foreseeable future. We incurred net losses of approximately $8,792,500, $15,478,000 and $9,374,700 for the years ended December 31, 2002, 2001 and 2000, respectively. We expect our expenses to decrease as we have implemented several substantial cost cutting measures, however, we cannot give assurance that revenues will increase sufficiently to exceed costs. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

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

   We May Not Be Successful In Attracting And Retaining Key Management Or Other Personnel.

Our success and business strategy is also dependent in large part on our ability to attract and retain key management and other personnel. We currently need to attract a permanent Chief Executive Officer and we cannot assure you we will be able to attract or retain such a person. The loss of the services of one or more members of our management group and other key personnel, including our interim Chief Executive Officer, may have a material adverse effect on our business.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Index to Consolidated Financial Statements
                                                                           Page
Report of Independent Certified Public Accountants........................... 22
Consolidated Balance Sheets as of December 31, 2002 and
2001..........................................................................23
Consolidated Statements of Operations and Comprehensive Loss for
  the Years Ended December 31, 2002, 2001, and 2000...........................24
Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2002, 2001 and 2000............................................25
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000............................................26
Summary of Significant Accounting Policies....................................27
Notes to Consolidated Financial Statements....................................30
Report of Independent Certified Public Accountants on
  Supplemental Schedule.......................................................40
Supplemental Schedule II......................................................41

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheets of GraphOn Corporation and Subsidiary (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and has absorbed significant cash in its operating activities. Further, the Company has limited alternative sources of financing available to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the ability of the Company to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ BDO Seidman, LLP
San Jose, California
February 7, 2003


                                       GraphOn Corporation
                                   Consolidated Balance Sheets

December 31,                                                      2002                  2001
------------                                               ----------------      ----------------

CURRENT ASSETS
     Cash and cash equivalents                             $      1,958,200      $      3,952,600
     Available-for-sale securities                                        -             3,008,000
     Accounts receivable, net of allowance
      for doubtful accounts of $50,300 and $350,000                 337,900               620,400
     Prepaid expenses and other current assets                      192,000               251,300
                                                           ----------------      ----------------
TOTAL CURRENT ASSETS                                              2,488,100             7,832,300
                                                           ----------------      ----------------
Property and equipment, net                                         421,900             1,436,100
Purchased technology, net                                         1,163,100             3,132,400
Capitalized software, net                                           406,500               513,400
Other Assets                                                         70,000                71,600
                                                           ----------------      ----------------
TOTAL ASSETS                                               $      4,549,600      $     12,985,800
                                                           ================      ================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                      $        228,700      $        319,900
     Accrued liabilities                                            795,100               735,500
     Notes payable                                                        -                26,600
     Deferred revenue                                               796,100               577,800
                                                           ----------------      ----------------
TOTAL CURRENT LIABILITIES                                         1,819,900             1,659,800
                                                           ----------------      ----------------
Commitments and contingencies
SHAREHOLDERS' EQUITY
     Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, no shares issued and outstanding                       -                     -
     Common stock, $0.0001 par value, 45,000,000 shares
        authorized, 16,580,719 and 17,288,332 shares
        issued and outstanding                                        1,700                 1,700
     Additional paid-in capital                                  45,982,500            45,925,900
     Deferred compensation                                                -              (193,800)
     Notes receivable                                               (50,300)                    -
     Accumulated other comprehensive gain                            (2,400)                1,500
     Accumulated deficit                                        (43,201,800)          (34,409,300)
                                                           ----------------      ----------------
TOTAL SHAREHOLDERS' EQUITY                                        2,729,700            11,326,000
                                                           ----------------      ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $      4,549,600      $     12,985,800
                                                           ================      ================

See accompanying summary of significant accounting policies and notes to consolidated financial statements

                                              GraphOn Corporation
                         Consolidated Statements of Operations and Comprehensive Loss

                                                                  Years Ended December 31,
                                                   -------------------------------------------------
                                                         2002             2001             2000
                                                   ---------------  ---------------  ---------------
   Revenue                                         $     3,535,000  $     5,910,700  $     5,066,500
   Revenue - related party                                       -                -        2,500,000
                                                   ---------------  ---------------  ---------------
     Total Revenue                                       3,535,000        5,910,700        7,566,500
                                                   ---------------  ---------------  ---------------
   Cost of revenue                                       1,679,900        2,612,600          945,900
   Cost of revenue - related party                               -                -           97,800
                                                   ---------------  ---------------  ---------------
     Total Cost of Revenue                               1,679,900        2,612,600        1,043,700
                                                   ---------------  ---------------  ---------------
     Gross Profit                                        1,855,100        3,298,100        6,522,800
                                                   ---------------  ---------------  ---------------
Operating Expenses
   Selling and marketing                                 2,235,100        5,989,400        5,749,900
   General and administrative                            2,801,000        4,560,800        4,653,300
   Research and development                              2,831,300        4,134,400        4,060,000
   Asset impairment loss                                   914,000        4,500,900                -
   Restructuring charges                                 1,942,800                -                -
                                                   ---------------  ---------------  ---------------
     Total Operating Expenses                           10,724,200       19,185,500       14,463,200
                                                   ---------------  ---------------  ---------------
Loss From Operations                                    (8,869,100)     (15,887,400)      (7,940,400)
                                                   ---------------  ---------------  ---------------

Other Income (Expense)
   Interest and other income                               152,500          516,100        1,181,400
   Interest and other expense                              (75,900)         (64,800)          (6,800)
   Loss on long-term investment -
     China joint venture                                         -          (41,100)      (2,608,100)
                                                   ---------------  ---------------  ---------------
     Total Other Income (Expense)                           76,600          410,200       (1,433,500)
                                                   ---------------  ---------------  ---------------
Loss Before Provision for Income Taxes                  (8,792,500)     (15,477,200)      (9,373,900)
Provision for Income Taxes                                       -              800              800
                                                   ---------------  ---------------  ---------------
Net Loss                                                (8,792,500)     (15,478,000)      (9,374,700)
Other Comprehensive Income (Loss), net of tax
   Unrealized holding gain (loss)
     on investment                                          (7,500)             200             6,900
   Foreign currency translation adjustment                   3,600             (600)             (600)
                                                   ---------------  ---------------   ---------------
Comprehensive Loss                                 $    (8,796,400) $   (15,478,400)  $    (9,368,400)
                                                   ===============  ===============   ===============
Basic and Diluted Loss per Common Share            $         (0.50) $         (0.97)  $         (0.65)
                                                   ===============  ===============   ===============
Weighted Average Common Share Outstanding               17,465,099       16,007,763        14,396,435
                                                   ===============  ===============   ===============

See accompanying summary of significant accounting policies and notes to consolidated financial statements


                                            GraphOn Corporation
                              Consolidated Statements of Shareholders' Equity


                                                                                              Accumulated
                                                          Additional                             Other
                                          Common Stock      Paid-in     Deferred      Notes   Comprehensive Accumulated
                                         Shares   Amount    Capital   Compensation  Receivable Income(Loss)   Deficit      Totals
                                      ---------- ------- ------------ ------------  ---------- ----------- ------------ -----------
Balances, December 31, 1999           12,342,322 $ 1,200 $ 25,413,500 $ (1,472,100) $      -   $   (4,400) $ (9,556,600)$14,381,600
Issuance of common stock due to the
 exercise of warrants, options and
 underwriter units, net of costs
 of $177,800                           2,328,853     300   12,262,700            -         -             -            -  12,263,000
Deferred compensation related to
 stock options                                 -       -    1,439,800   (1,439,800)        -             -            -           -
Amortization of deferred
 compensation                                  -       -            -    1,780,300         -             -            -   1,780,300
Change in market value of
 available-for-sale securities                 -       -            -            -         -         6,900            -       6,900
Foreign currency translation
 adjustment                                    -       -            -            -         -          (600)           -        (600)
Net Loss                                       -       -            -            -         -             -   (9,374,700) (9,374,700)
                                      ---------- ------- ------------ ------------  ---------- ----------- ------------ -----------
Balances, December 31, 2000           14,671,175   1,500   39,116,000   (1,131,600)        -         1,900  (18,931,300) 19,056,500

Issuance of common stock due to the
 exercise of options                      52,199       -       37,000            -         -             -            -      37,000
Proceeds from employee stock
 purchase                                 64,958       -      152,900            -         -             -            -     152,900
Issuance of common stock to
 acquire technology                    2,500,000     200    6,499,800            -         -             -            -   6,500,000
Deferred compensation related to
 stock options and warrants                    -       -      120,200     (120,200)        -             -            -           -
Amortization of deferred
 compensation                                  -       -            -    1,058,000         -             -            -   1,058,000
Change in market value of
 available-for-sale securities                 -       -            -            -         -           200            -         200
Foreign currency translation
 adjustment                                    -       -            -            -         -          (600)           -        (600)
Net Loss                                       -       -            -            -         -             -  (15,478,000)(15,478,000)
                                      ---------- ------- ------------ ------------  ---------- ----------- ------------ -----------
Balances, December 31, 2001           17,288,332   1,700   45,925,900     (193,800)        -         1,500  (34,409,300) 11,326,000

Issuance of common stock due to the
 exercise of options (See Note 8)        200,000     200       50,000            -     (50,000)          -            -         200
Proceeds from employee stock
 purchase                                 25,720       -        6,400            -         -             -            -       6,400
Noncash redemption of common
 stock                                  (933,333)   (200)         200            -         -             -            -           -
Amortization of deferred
 compensation                                  -       -            -      193,800         -             -            -     193,800
Accrued interest receivable                    -       -            -            -        (300)          -            -        (300)
Change in market value of
 available-for-sale securities                 -       -            -            -         -        (7,500)           -      (7,500)
Foreign currency translation                   -       -            -            -         -         3,600            -       3,600
Net Loss                                       -       -            -            -         -             -   (8,792,500) (8,792,500)
                                      ---------- ------- ------------ ------------  ---------- ----------- ------------ -----------
Balances, December 31, 2002           16,580,719 $ 1,700 $ 45,982,500 $          -  $  (50,300)$    (2,400)$(43,201,800)$ 2,729,700
                                     =========== ======= ============ ============  ========== =========== ============ ===========

See accompanying summary of significant accounting policies and notes to consolidated financial statements


                                            GraphOn Corporation
                                   Consolidated Statement of Cash Flows

Years ended December 31,                         2002            2001            2000
------------------------                    ------------    ------------    -------------
Cash Flows From Operating Activities:
  Net loss                                  $ (8,792,500)   $(15,478,000)   $  (9,374,700)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                1,892,000       3,051,800        1,423,900
  Restructuring charge                           657,800               -                -
  Asset impairment loss                          914,000       4,500,900                -
  Loss on disposal of fixed assets                   400         110,000            6,900
  Amortization of deferred compensation          193,800       1,058,000        1,780,300
  Provision for doubtful accounts               (299,700)        250,000           75,000
  Loss on long-term investment                         -          41,100        2,608,100
  Changes in operating assets
   and liabilities:
    Accounts receivable                          582,200        (121,200)         846,400
    Prepaid expenses and other assets             59,300          94,500           18,500
    Accounts payable                             (91,200)        (41,600)         101,800
    Accrued expenses                              59,600        (647,000)         918,500
    Deferred revenue                             218,300         428,800           30,000
                                            ------------     -----------    -------------
Net cash used in operating activities:        (4,606,000)     (6,752,700)      (1,565,300)
                                            ------------     -----------    -------------
Cash Flows From Investing Activities:
  Purchase of available-for-sale securities     (768,300)     (4,779,900)      (7,020,400)
  Proceeds from sale of available-
    for-sale securities                        3,776,300       7,338,900        3,481,000
  Capitalization of software
    development costs                           (298,500)       (396,500)        (343,400)
  Capital expenditures                           (82,900)       (596,500)      (1,262,000)
  Purchase of technology                               -               -       (2,406,300)
  Other assets                                     1,600         (37,200)         (17,700)
  Investment in related party                          -        (103,700)      (3,500,000)
  Proceeds from dissolution of joint
    venture - related party                            -         954,500                -
                                            ------------    ------------    -------------
Net cash provided by (used in) investing
  activities:                                  2,628,200       2,379,600      (11,068,800)
                                            ------------    ------------    -------------
Cash Flows From Financing Activities:
  Proceeds from note payable                           -         131,200          156,200
  Repayment of note payable                      (26,600)       (194,900)         (65,900)
  Net proceeds from issuance of
    common stock                                   6,400         189,900       12,263,000
  Purchase and retirement of common stock              -               -                -
                                            ------------    ------------    -------------
Net cash provided by financing activities:       (20,200)        126,200       12,353,300
                                            ------------    ------------    -------------
Effect of exchange rate fluctuations on
    cash and cash equivalents                      3,600            (600)            (600)
Net Decrease in Cash
  and Cash Equivalents                        (1,994,400)     (4,247,500)        (281,400)
Cash and Cash Equivalents:
    Beginning of year                          3,952,600       8,200,100        8,481,500
                                            ------------    ------------    -------------
    End of year                             $  1,958,200    $  3,952,600    $   8,200,100
                                            ============    ============    =============

See accompanying summary of significant accounting policies and notes to consolidated financial statements

GraphOn Corporation
Summary of Significant Accounting Policies

The Company. GraphOn Corporation (the Company) was incorporated in the state of Delaware in July of 1999. The Company's headquarters are currently in Morgan Hill, California. The Company develops, markets, sells and supports business infrastructure software that empowers a diverse range of desktop computing devices (desktops) to access server-based Windows, Unix and Linux applications from any location, over network or Internet connections. The Company has a wholly-owned inactive subsidiary in the United Kingdom.

Basis of Presentation and Use of Estimates. In the Company's opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of only normal recurring adjustments, except for the restructuring and asset impairment charges, as discussed below, to fairly state the Company's financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Capitalized Software Costs. Under the criteria set forth in Statement of Financial Accounting Standards No. 86 (SFAS 86), "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed," development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized based on either estimated current and future revenue for each product or straight-line amortization over the shorter of three years or the remaining estimated life of the product, whichever produces the higher expense for the period. As of December 31, 2002 and 2001, capitalized costs aggregated $1,198,100 and $1,038,600, with accumulated amortization of $791,600 and $525,200, respectively.

Revenue. The recognition of revenue is based on our assessment of the facts and circumstances of the sales transaction. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed programs is provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

Revenue from the sale of maintenance agreements is recognized ratably over the term of the agreement. OEM license revenues are generally recognized as deliveries are made or at the completion of contractual billing milestones. Deferred revenue, resulting from maintenance and license agreements, and from transactions that have yet to meet all of the above-listed conditions, aggregated $796,100 and $577,800 as of December 31, 2002 and 2001, respectively.

Advertising Costs. The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2002, 2001, and 2000 were approximately $114,300, $94,900 and $353,500, respectively.
Advertising consists primarily of various printed material.

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

As of December 31, 2002 and 2001, the fair values of the Company's financial instruments approximate their historical carrying amounts.

Investments in Joint Venture: Investments in the China joint venture were accounted for by using the equity method under which the Company's share of earnings (loss) from the joint venture was reflected as income (loss) against the investment account. No dividends were ever declared by the joint venture.

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

Restructuring Charge. In accordance with EITF 94-3, charges related to the restructuring of the Company's operations are estimated, accrued and expensed in the period in which the Board of Directors has committed to and approved a restructuring plan. The restructuring accrual is reduced in any period in which one or more of the planned restructuring activities occur. The restructuring accrual is adjusted for material differences between the actual cost of a restructuring activity and the estimated cost of the restructuring activity in the period the actual cost becomes known.

Stock-Based Incentive Programs. The Company accounts for its stock-based incentive programs using the intrinsic value method, as prescribed by APB 25 and interpretations thereof (collectively APB 25). Accordingly, the Company records deferred compensation expense costs related to its employee stock options when the market price of the underlying stock exceeds the exercise price of each option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the board, at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option for options issued to employees. Deferred compensation is expensed on a straight-line basis over the shorter of the vesting period of the related stock option or the contractual period of service for option grants to non-employees. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the grant date during the years ended December 31, 2002, 2001 and 2000.

As of December 31, 2001, the Company's deferred compensation balance primarily related to stock options granted in 2001, 2000 and 1999 to non-employees. The accompanying statement of operations reflects stock-based compensation expense of $193,800, $1,058,000 and $1,780,300 for the years ended December 31, 2002, 2001 and 2000, respectively.

An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS 123, as amended by SFAS 148 (hereinafter collectively referred to as SFAS 123). If the Company followed the fair value approach, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option must be computed using an option-pricing model, such as the Black-Scholes option valuation method, at the date of grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option.

Under SFAS No. 123, the Company's pro forma net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

                               2002            2001          2000
                            ------------   -------------  ------------
Net loss:
   As reported            $  (8,792,500)   $(15,478,000)  $ (9,374,700)

   Add: stock-based
   compensation expense
   included in reported
   net loss, net of
   related tax effects          193,800       1,058,000      1,780,300

   Deduct: total stock-
   based compensation
   expense determined
   under fair value-
   based method for all
   awards, net of related
   tax effects               (1,725,200)     (3,752,000)    (4,841,300)
                          -------------    ------------   ------------
   Pro forma              $ (10,323,900)   $(18,172,000)  $(12,435,700)

Basic and diluted loss
   per share
   As reported            $       (0.50)   $     (0.97)   $     (0.65)
   Pro forma              $       (0.59)   $     (1.05)   $     (0.86)

Earnings Per Share of Common Stock. SFAS No. 128, "Earnings Per Share," provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the years ended December 31, 2002, 2001 and 2000, 2,584,307, 3,765,232, and 2,528,461 shares, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealizable gain/loss of available-for-sale securities. The individual components of comprehensive income (loss) are reflected in the statements of shareholders' equity. As of December 31, 2002, 2001 and 2000, accumulated other comprehensive loss was comprised of foreign currency translation loss and the cumulative change in the market value of the available-for-sale securities.

Adoption of New Accounting Pronouncements. In June 2001, the FASB finalized SFAS 141 and SFAS 142 SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

Pursuant to SFAS 142, during 2002 the Company conducted periodic tests for asset impairment and recorded an asset impairment charge accordingly (See
Note 6 to the Consolidated Financial Statements). As of December 31, 2002 the Company does not have any intangible assets with indefinite useful lives, nor does the Company have any goodwill on its balance sheet. Intangible assets are comprised of acquired technology and technology developed in-house, both of which have been incorporated into one or more products. As such, all intangible assets are being amortized to cost of revenues over the estimated useful lives of the underlying products, or three years, whichever is shorter.

In June 2001, the FASB finalized SFAS 143 which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.
SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. There was no material result on results of operations and financial position from the adoption of SFAS 143.

In June 2002, the FASB issued SFAS 146, which addresses financial accounting and reporting for costs associated with exit activities and supersedes EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan.
However, under SFAS 146, a liability for one-time termination benefits is recognized when an entity has committed to a plan of termination, provided certain other requirements have been met. In addition, under SFAS 146, a liability for costs to terminate a contract is not recognized until the contract has been terminated, and a liability for costs that will continue to be incurred under a contract's remaining term without economic benefit to the entity is recognized when the entity ceases to use the right conveyed by the contract. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS 146 for any restructuring activities initiated after December 31, 2002. It is expected that the adoption of SFAS 146 will not have a material impact on the Company's consolidated results of operations or financial position.

In November 2002, the FASB issued FIN 45, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 31, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on financial position or results of operations.

In December 2002, the FASB issued SFAS 148. This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ended after December 31, 2002. In compliance with SFAS 148 the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by APB 25 and has made the applicable disclosure in Note 8 to the financial statements.

Reclassifications. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Notes to Consolidated Financial Statements

1.  Future Prospects.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has suffered recurring losses and has absorbed significant cash in its operating activities. Further, the Company has limited alternative sources of financing available to fund any additional cash required for its operations or otherwise. These matters raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 The Company continues to operate the business on a cash basis while looking at ways to reduce cash expenses. The Company is simultaneously looking at ways to improve or maintain its revenue stream. Additionally, the Company continues to review potential merger opportunities as they present themselves and at such time as a merger might make financial sense and add value for the shareholders, the Company will pursue that merger opportunity.

On March 19, 2003, the Company received a Nasdaq Staff Determination letter indicating that it fails to comply with the $1.00 minimum closing bid price per share requirement for continued listing as set forth in Marketplace Rule 4310(c)(4) and that its securities are, therefore, subject to delisting from the Nasdaq SmallCap Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. There can be no assurance that the Panel will grant the Company's request for continued listing on the Nasdaq SmallCap Market.

2.  Available-For-Sale Securities.

As of December 31, 2002 and 2001 available-for-sale securities consisted of investments in corporate debt securities (bonds) with an aggregate par value of $0 and $2,950,000, respectively. As of December 31, 2001, the bonds bore interest in the range of 1.98% to 6.44% and matured at various times in 2002. In 2002, 2001, and 2000, proceeds from the sale of securities were $3,776,300, $7,338,900 and $3,481,000, respectively. In all years, proceeds from the sale of securities were used either to fund operations or to reinvest in additional securities. Realized gains and losses were not material in 2002, 2001 and 2000. A summary of available-for-sale securities follows:


      December 31,              2002            2001
      ------------         ------------   ------------
      Cost of securities   $          -   $  3,007,800
      Unrealized gain                 -            200
                           ------------   ------------
                           $          -   $  3,008,000
                           ============   ============

The Company chose to maintain a highly-liquid cash position throughout 2002. Accordingly, as available-for-sale securities matured, the proceeds were transferred from available-for-sale securities to cash and cash equivalents in order to finance the day-to-day operations of the Company. The Company anticipates maintaining a highly-liquid cash position during 2003.

3.  Property and Equipment.

Property and equipment consisted of the following:

      December 31,                        2002          2001
      ------------                    ------------  ------------
      Equipment                       $    976,100  $  1,430,700
      Furniture and fixtures               266,200       644,700
      Leasehold improvements                30,400       337,300
                                      ------------  ------------
                                         1,272,700     2,412,700
      Less: accumulated depreciation
         and amortization                  850,800       976,600
                                      ------------  ------------
                                      $    421,900  $  1,436,100
                                      ============  ============

The Company substantially reduced its operations during 2002, including the removal from service and write-off of significant portions of its property and equipment as part of its restructuring charges. (See Note
7). The Company may record further write downs to its assets in 2003 as it continues to aggressively implement cost cutting measures.

4.  Purchased Technology.

Purchased technology consisted of the following:

        December 31,                         2002             2001
        ------------                    --------------  ---------------
        Purchased technology            $    7,915,700  $     8,690,800
        Less: accumulated amortization       6,752,600        5,558,400
                                        --------------  ---------------
                                        $    1,163,100  $     3,132,400
                                        ==============  ===============

Pursuant to SFAS No. 142, during 2002 we conducted periodic tests for asset impairment and recorded an asset impairment charge accordingly (See Note
6). As of December 31, 2002 we do not have any intangible assets with indefinite useful lives, nor do we have any goodwill on our balance sheet. Intangible assets are comprised of acquired technology and technology developed in-house, both of which have been incorporated into one or more products. As such, all intangible assets are being amortized to cost of revenues over the estimated useful lives of the underlying products, or three years, whichever is shorter.

5.  Accrued Liabilities.

Accrued liabilities consisted of the following:

        December 31,                          2002             2001
        ------------                     --------------  ---------------
        Payroll and related liabilities  $      304,500  $       392,300
        Professional  fees                      123,800          220,100
        Restructuring charge (Note 7)           282,200                -
        Accrued taxes                            18,700           31,900
        Other                                    65,900           91,200
                                         --------------  ---------------
                                         $      795,100  $       735,500
                                         ==============  ===============

6.  Asset Impairment Charge.

During the third quarter of 2002 and the fourth quarter of 2001, the Company recorded impairment charges of $914,000 and $4,500,900, respectively, against several intangible assets, primarily capitalized technology assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be addressed, including the following:

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

The Company believed that a review of the current carrying values to evaluate whether the value of any of its long-lived technology assets had been impaired was warranted, due to several factors, including:

o The challenges faced in bringing GoGlobal for Windows and GoGlobal:XP products to maturity;
o     The continued pervasive weakness in the world-wide economy;
o How the Company was incorporating and planning to incorporate each element of the purchased technologies into its legacy technology; and
o     The Company's continued and historical operating and cash flow losses.

Based on studies of the various factors affecting asset impairment, as outlined above, the following asset impairment charges were determined to be necessary in order to reduce the carrying value of these assets to the Company's current estimate of the present value of the expected future cash flows to be derived from these assets:

                          Net Book Value        Impairment      Net Book Value
                         Before Impairment      Write Down     After Impairment
                        ------------------    --------------   ---------------
 2001 Impairment:
 ----------------
 Purchased Technology   $        7,283,300    $    4,150,900   $     3,132,400
 Patent                            350,000           350,000                 -
                        ------------------    --------------   ---------------
 Totals                 $        7,633,300    $    4,500,900   $     3,132,400
                        ==================    ==============   ===============

 2002 Impairment: (1)
 -------------------
 Purchased Technology   $        2,145,200    $      775,100   $     1,370,100
 Capitalized Software              277,800           138,900           138,900
                        ------------------    --------------   ---------------
 Totals                 $        2,423,000    $      914,000   $     1,509,000
                        ==================    ==============   ===============

(1) The net book value after impairment for the 2002 impairment is shown as of September 30, 2002. There was no impairment charge recorded in the fourth quarter 2002.

The asset impairment charges were approximately 25.9%, 76.2% and 0.0% of total revenues for the years 2002, 2001 and 2000, respectively.

7.  Restructuring Charge.

During 2002 the Company closed its Morgan Hill, California and Bellevue Washington office locations as part of its strategic initiatives to reduce operating costs. In conjunction with these closures, headcount was reduced in all operating departments and the costs of leasehold improvements and other assets that were abandoned were written off. A summary of the restructuring charges recorded during 2002 is as follows:

                                                                          Ending Balance
                                                 Cash        Non-cash     Restructuring
                            Restructuring      Payments       Charges     Charge Accrual
  Category                      Charge        During 2002   During 2002  December 31, 2002
  --------                   -----------     -----------   ------------  ----------------
  Quarter ended
  March 31, 2002:
    Employee severance       $   752,100     $  (752,100)  $         -   $              -
    Fixed assets abandonment     558,100               -      (558,100)                 -
    Minimum lease payments       180,200        (122,300)            -             57,900
                             -----------     -----------   -----------   ----------------
    Subtotal                   1,490,400        (874,400)     (558,100)            57,900
                             -----------     -----------   -----------   ----------------
  Quarter ended
  September 30, 2002:
    Employee severance            78,900         (78,900)            -                  -
    Fixed assets abandonment      99,700               -       (99,700)                 -
    Minimum lease payments       263,600         (39,300)            -            224,300
    Other                         10,200         (10,200)            -                  -
                             -----------     -----------   -----------   ----------------
    Subtotal                     452,400        (128,400)      (99,700)           224,300
                             -----------     -----------   -----------   ----------------
Totals                       $ 1,942,800     $(1,002,800)   $ (657,800)  $        282,200
                             ===========    ============   ===========   ================

Included in employee severance are the payments made to the Company's co-founders, which aggregated $500,000, upon their departure in January 2002. The costs associated with fixed assets abandonment are comprised of the estimated net book value of the assets, including furniture and fixtures, equipment and leasehold improvements, which were written off upon the closure of the two facilities, as the assets were deemed to not have any future utility. No material disposal costs were incurred to dispose of any of the assets. The minimum lease payments were an estimate of the cash payments that would need to be disbursed in order to fulfill obligations under each of the respective leases until suitable sublessees could be found.

As of March 21, 2003, the Company had not yet found a sublessee for the Bellevue, Washington office and had entered into negotiations with its landlord on a lease buyout. Additionally, approximately six employees were temporarily using the Morgan Hill facility until a suitable sublessee could be found, or a negotiated lease buyout could be made with the landlord, whichever were to occur first. The restructuring charges were approximately 55.0% of total revenues in 2002. No restructuring charges were recorded in either 2001 or 2000.

8.  Stockholders' Equity.

Common Stock In the first quarter of 2000, the Company issued 2,273,156 shares of common stock in connection with the exercise of warrants and underwriter units, resulting in net cash proceeds of $12,171,400. During the remainder of 2000, the Company issued 55,697 shares of the Company common stock in connection with the exercise of warrants, options, and underwriter units resulting in net cash proceeds of $91,600.

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

During 2001, the Company issued options and warrants to various third parties in exchange for services provided. Using the Black-Scholes option-pricing model, the Company capitalized $120,200 as deferred compensation. The following assumptions were used for pricing the options and warrants: dividend yield of 0, expected volatility of 60%, risk-free interest rate of 5.25%, and expected life of one year. During 2002 and 2001, the Company amortized $23,900 and $96,300, respectively, of deferred compensation related to the issuance of the options and warrants to these various third parties.

In June 2001, the Company issued 2,500,000 shares of common stock to Menta Software in connection with the acquisition of software technology, which was assigned a historical cost of $6,500,000 based on the then fair market value of the common stock. In an extemporaneous transaction in June of 2001, the Company licensed its patented technology to Menta Software in a transaction valued at $2,000,000, of which $600,000 was paid in cash. In December 2002, the Company accepted 933,333 shares of its common stock from Menta Software in full settlement of the outstanding $1,400,000 due the Company from Menta Software under the terms of the June 2001 patented technology licensing agreement. Also during 2001, the Company issued 64,958 shares of common stock to employees in connection with the Employee Stock Purchase Plan resulting in net cash proceeds of $152,900.

During 2002 the Company issued 100,000 shares of common stock to each of two directors who exercised options granted under the Company's 1998 Stock Option/Stock Issuance Plan. Each of the two directors exercising the options issued a $25,000 promissory note to the Company to pay for the options. The notes are for a term of three years, are due on or before March 5, 2005 and bear semi-annual interest at 2.67% per annum, which is equal to the applicable federal short-term interest rate in effect at the time the promissory notes were signed. In the event of default, the Company can take back all 100,000 of the shares of common stock so issued. Additionally, during 2002, the Company issued 25,720 shares of common stock to employees in connection with the Employee Stock Purchase Plan, resulting in net cash proceeds of $6,400.

Stock Purchase Warrants. As of December 31, 2002, the following common stock warrants were issued and outstanding:

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

1996 Stock Option Plan. In May 1996 the Company's 1996 Stock Option Plan (the 96 Plan) was adopted by the board and approved by the stockholders. The 96 Plan is restricted to employees, including officers, and to non-employee directors. As of December 31, 2002 the Company is authorized to issue up to 187,500 shares of its common stock in accordance with the terms of the 96 Plan.

Under the 96 Plan the exercise price of options granted is either at least equal to the fair market value of the Company's common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company's common stock, at least 110% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 2002, options to purchase 100,759 shares of common stock were outstanding, 538 options had been exercised and options to purchase 86,203 shares of common stock remained available for further issuance under the 96 Plan.

1998 Stock Option/Stock Issuance Plan. In June 1998 the Company's 1998 Stock Option/Stock Issuance Plan (the 98 Plan) was adopted by the board and approved by the stockholders. Pursuant to the terms on the 98 Plan, options or stock may be granted and issued, respectively, to officers and other employees, non-employee board members and independent consultants who render services to the Company. As of December 31, 2002 the Company is authorized to issue up to 3,655,400 options or stock in accordance with the terms of the 98 Plan, as amended.

Under the 98 Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant. The purchase price of stock issued under the 98 Plan shall also not be less than 85% of the fair market value of the Company's stock on the date of issuance or as a bonus for past services rendered to the Company. As of December 31, 2002, options to purchase 2,456,749 shares of common stock were outstanding, 323,904 options had been exercised, 248,157 shares that had been issued directly under the 98 Plan and 667,148 shares remained available for grant/issuance. The Company did not issue any direct shares under the 98 Plan in 2002, 2001, or 2000 and does not anticipate issuing shares in 2003.

Supplemental Stock Option Plan. In May 2000, the board approved a supplement (the Supplemental Plan) to the 98 Plan. Pursuant to the terms of the Supplemental Plan, options are restricted to employees who are neither Officers nor Directors at the grant date. As of December 31, 2002 the Company is authorized to issue up to 400,000 shares in accordance with the terms of the Supplemental Plan.

Under the Supplemental Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company's common stock, at least 110% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 2002, options to purchase 26,799 shares of common stock were outstanding, no options had been exercised and options to purchase 373,201 shares of common stock remained available for further issuance under the 96 Plan.

Employee Stock Purchase Plan. In February 2000, the Employee Stock Purchase Plan (ESPP) was adopted by the board and approved by the stockholders in June 2000. The ESPP provides for the purchase of shares of the Company's common stock by eligible employees, including officers, at semi-annual intervals through payroll deductions. No participant my purchase more than $25,000 worth of common stock under the ESPP in one calendar year or more than 2,000 shares on any purchase date. Purchase rights may not be granted to an employee who immediately after the grant would own or hold options or other rights to purchase stock and cumulatively possess 5% or more of the total combined voting power or value of common stock of the Company.

Pursuant to the terms of the ESPP, shares of common stock are offered through a series of successive offering periods, each with a maximum duration of six months beginning on the first business day of February and August each year. The purchase price of the common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of such shares on the start date of an offering period or the fair market value of such shares on the lst day of such offering period. As of December 31, 2002, 90,678 shares of common stock have been purchased through the ESPP and 109,322 are available for future purchase.

A summary of the status of the Company's stock option plan as of December 31, 2002, 2001, and 2000, and changes during the years then ended is presented in the following table:

                                                     Options Outstanding
                            December 31, 2002        December 31, 2001          December 31, 2000
                          ---------------------    ---------------------      --------------------
                                      Wtd. Avg.                Wtd. Avg.                  Wtd. Avg.
                             Shares   Ex. Price       Shares   Ex. Price         Shares   Ex. Price
                          ---------   ---------    ---------   ---------      ---------   --------
Beginning                 2,541,200   $    4.32    2,179,489   $    5.42      1,830,234   $   4.99
Granted                   1,193,000   $    0.17    1,045,150   $    1.30        825,750   $   5.65
Exercised                  (200,000)  $    0.25      (23,627)  $    1.51       (100,815)  $   1.99
Forfeited                  (949,893)  $    3.45     (659,812)  $    3.27       (375,680)  $   4.72
                          ---------   ---------    ---------   ---------      ---------   --------
Ending                    2,584,307   $    3.05    2,541,200   $    4.32      2,179,489   $   5.42
                          =========   =========    =========   =========      =========   ========

Exercisable at
  year-end                2,584,307                2,541,200                    873,535
                          =========                =========                  =========

Weighted-average fair value
 of options granted during
 the period:                          $    0.09                $    0.73                  $   3.72
                                      =========                =========                  ========

The following table summarizes information about stock options outstanding as of December 31, 2002:

                             Options Outstanding
                                  Wtd. Avg.                      Options Exercisable
                        No.       Remaining                     Number
    Range of        Outstanding  Contractual   Wtd. Avg.    Exercisable     Wtd. Avg.
    Ex. Price       at 12/31/02     Life       Ex. Price    at 12/31/02     Ex. Price
    ---------       -----------     ----       ---------    -----------     ---------
  $0.01 -  3.00     1,716,937      8.73 yrs.   $    0.69      1,716,937     $  0.69
  $3.01 -  6.00        43,039      6.43 yrs.   $    5.37         43,039     $  5.37
  $6.01 -  9.00       689,331      6.90 yrs.   $    6.30        689,331     $  6.30
  $9.01 - 16.00       135,000      7.13 yrs.   $   15.62        135,000     $ 15.62
                    ---------                  ---------    -----------     -------
                    2,584,307                  $    3.05      2,584,307     $  3.05
                    =========                  =========    ===========     =======

SFAS No. 123 requires the Company to provide pro forma information regarding net (loss) income and (loss) earnings per share as if compensation cost for the stock option plan had been determined in accordance with the fair value-based method prescribed in SFAS No.123 throughout the year. The Company estimated the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield (all years) of 0; expected volatility of 60%, 60%, and 70%; risk-free interest rate of 2.50%, 5.25 % and 5.25%; and expected lives of five, five, and five years, respectively, for all plan options.

9.  Income Taxes.

The provision for income taxes for the years ended December 31, 2001 and 2000 consists of minimum state taxes. There is no provision for income taxes for 2002.

The following summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34%:

December 31,                      2002            2001            2000
------------                 ------------    ------------    ------------
Federal income tax at
 statutory rate              $ (2,989,400)   $ (5,262,500)   $ (3,187,200)
State income taxes, net
 of federal benefit              (556,200)       (902,400)       (544,400)
Tax benefit not
  currently recognizable        3,475,800       6,260,300       3,717,200
Research and development
  Credit                         (100,000)       (100,000)              -
Other                              30,200           5,400          15,200
                             ------------    ------------    ------------
Provision for income taxes   $          -    $        800    $        800
                             ============    ============    ============

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes, as follows:

December 31,                            2002              2001
------------                        -------------     --------------
Net operating loss carryforwards    $  13,376,300     $    9,586,500
Tax credit carryforwards                  627,500            443,800
Capitalized software                     (161,900)          (204,500)
Depreciation and amortization           1,886,800          2,517,900
Reserves not currently deductible         420,600            407,800
Deferred compensation                   1,202,600          1,125,400
                                    -------------     --------------
Total deferred tax asset               17,351,900         13,876,900
Valuation allowance                   (17,351,900)       (13,876,900)
                                    -------------     --------------
Net deferred tax asset              $           -     $            -
                                    =============     ==============

The Company has net operating loss carryforwards available to reduce future taxable income, if any, of approximately $36,625,000 and $15,845,000 for Federal and California income tax purposes, respectively. The benefits from these carryforwards expire at various times from 2007 through 2022. As of December 31, 2002, the Company cannot determine that it is more likely than not that these carryforwards and other deferred tax assets will be realized, and accordingly, the Company has fully reserved for these deferred tax assets. Furthermore, approximately $1,202,600 of the valuation allowance related to the amortization of deferred compensation will be credited to equity upon its reversal.

In 1998 the Company experienced a "change of ownership" as defined by the provisions of the Tax Reform Act of 1986. As such, utilization of the Company's net operating loss carryforwards through 1998 will be limited to approximately $400,000 per year until such carryforwards are fully utilized or expire.

10.  Concentration of Credit Risk.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, available-for-sale securities and trade receivables. The

Company places cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Available-for-sale securities are held in public companies for which there are ready markets. As of December 31, 2002, the Company had approximately $1,858,200 of cash and cash equivalents with financial institutions, in excess of FDIC insurance limits.

For the year ended December 31, 2002, the Company's three largest third-party customers accounted for approximately 26.9%, 23.4% and 12.5% of total revenues, respectively, with related accounts receivable as of December 31, 2002 of $0, $0 and $58,800, respectively. Approximately $52,400 of the outstanding balance had been collected through March 21, 2003. For the year ended December 31, 2001, these three third-party customers accounted for approximately 24.5%, 0.0% and 6.1% of total revenues, respectively, with related accounts receivable as of December 31, 2001 of $270,000, $0, and $182,900, respectively. The $270,000 outstanding balance was collected during January 2001 and approximately $143,200 of the $182,900 outstanding balance was collected by March 31, 2002.

For the year ended December 31, 2001, the Company's three largest third-party customers accounted for approximately 25.2%, 24.5% and 9.5% of total revenues, respectively, with related accounts receivable as of December 31, 2001 of $0, $270,000, and $0, respectively. The outstanding balance was collected during February 2002. For the year ended December 31, 2000, these three third-party customers accounted for approximately 0.0%, 14.4% and 0.0% of total revenues, respectively, with related accounts receivable as of December 31, 2000 of $0, $150,000, and $0, respectively. The outstanding balance was collected during January 2001.

For the year ended December 31, 2000, the Company's three largest third-party customers accounted for approximately 19.8%, 14.4% and 10.8% of total revenues, respectively, with related accounts receivable as of December 31, 2000 of $0, $150,000, and $0, respectively. The December 31, 2000 outstanding amount was collected in January 2001. There were no significant sales to any of these three customers during 1999.

Accounts receivable are derived from many customers in various industries. The Company believes any risk of loss is reduced due to the diversity of customers and geographic sales areas. The Company performs credit evaluations of customers' financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

11.  Related Party Transactions.

In March 2000, the Company invested $3,500,000 for a 50% interest in GraphOn China Limited, (the joint venture) a joint venture in China. Also during 2000, the Company licensed a total of $2,500,000 of technology to the joint venture. Payment in full for the licensed technology was received prior to year-end 2000. Additionally, the Company recognized 50% of the joint venture's operating loss since inception, in proportion with the Company's ownership interest.

On August 27, 2001, the Company dissolved the joint venture. There were no transactions with the joint venture during 2001. Summarized financial data of the joint venture, as of inception, March 8, 2000 through year-end December 31, 2000 and for the period from January 1, 2001 through dissolution, August 27, 2001, is as follows:

  (US $)                               2000
                                  ------------
  Current assets                  $  1,949,600
  Other assets                          15,000
                                  ------------
  Total assets                    $  1,964,600
                                  ============
  Current liabilities             $    181,000
  Other liabilities                          -
                                  ------------
  Total liabilities               $    181,000
                                  ------------
  Total joint venturers' equity      1,783,600
                                  ------------
  Total liabilities and equity    $  1,964,600
                                  ============
  Net revenues                    $          -
                                  ------------
  Net loss                        $ (5,216,300)
                                  ============

The Company believes that the transactions with the joint venture were at arms length and were under terms no less favorable than those with other customers.

Also see Note 8.

12.  Commitments and Contingencies.

Operating Leases. In October 1998, the Company entered into a five-year operating lease for a facility in New Hampshire. In October 2000, the Company sublet approximately 6,300 square feet of the New Hampshire facility, which was otherwise idle, for a term of three years.

In October 1999, the Company entered into an 18 months operating lease for a facility in London, United Kingdom, which provided for month-to-month tenancy upon expiration of the initial lease term. In February 2000, the Company entered into a five-year operating lease for the Company's corporate headquarters in Morgan Hill, California. In May 2001, the Company entered into a five year operating lease for a facility in Bellevue, Washington.

The facility leases require payment of certain maintenance and operating expenses, such as taxes, insurance and utilities. Rent payments for the years ended December 31, 2002, 2001 and 2000 aggregated $525,700,
$558,700 and $537,100, respectively.

Future minimum annual lease payments for these leases, assuming that no sublessee is found to sublet either the Company's Morgan Hill, California or Bellevue, Washington office space before expiration of these leases in 2005 and 2006, respectively, and that the Company were to be unsuccessful in negotiating lease buyouts with either of the respective office's landlords are as follows:

        Year ending
        December 31,
           2003      $  548,900
           2004         395,400
           2005         328,100
           2006          55,000
           2007               -
                     ----------
                     $1,327,400

Prior Bankruptcy. GraphOn Corporation (a predecessor company) filed a Voluntary Petition for Relief under Chapter 11 of the Bankruptcy Code in November 1991 and may be required to pay up to $964,000 to a creditor. To date, the Company has not received any claims related to the bankruptcy. There can be no assurance that future claims will not arise from the predecessor company's creditors or that a former creditor may assert a claim relating to royalties earned from subsequent licenses, which could be costly and could have a material effect on the Company's business, financial condition and/or results of operations.

Legal Proceedings. During 2001, 2000 and 1999, the Company had been engaged in litigation in the Superior Court of the State of California, Santa Clara County, with Insignia Solutions plc and Citrix Systems, Inc., which stemmed from the Company's disclosure in late 1996 of certain aspects of the Company's proprietary technology on a confidential basis to Insignia Solutions, plc, some of whose assets were later acquired by Citrix Systems, Inc. On April 3, 2001, the Company, Citrix and Insignia agreed to settle this litigation with prejudice, by an exchange of reciprocal agreements.

13.  Employee 401(k) Plan.

In December 1998, the Company adopted a 401(k) Plan (the Plan) to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2002, 2001 and 2000, the Company contributed a total of $52,400, $44,700 and $11,000 to the Plan, respectively.

14.  Supplemental Disclosure of Cash Flow Information.

The following is supplemental disclosure for the statements of cash flows.

Years Ended December 31,                        2002          2001           2000
------------------------                    ------------  ------------- -------------
Cash Paid:
Income Taxes                                $          -  $         800 $         800
Interest                                    $        200  $       5,800 $       6,800
Noncash Investing and Financing Activities:
-------------------------------------------
Stock and warrants issued for
    purchased technology and
    other assets                            $          -  $   6,500,000 $           -

As explained more fully in Note 8, during 2002, the Company accepted 933,333 shares of its common stock from Menta Software as full settlement of the outstanding $1,400,000 due the Company under the terms of the patent license agreement the Company entered into in May 2001.

15.  Quarterly Information (Unaudited).

The summarized quarterly financial data presented below reflect all adjustments, which, except as discussed below, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. In the third quarter of 2002 and in the fourth quarter of 2001, the Company recorded asset impairment charges of $914,000 and $4,500,000, respectively, against several of its intangible assets, as discussed in Note 6. Also, during 2002, the Company recorded non-recurring restructuring charges related to the closure of certain office locations, and other cost reduction measures, as discussed in Note 7.

In thousands, except per share data.

Year ended                    First     Second       Third       Fourth        Full
December 31, 2002            Quarter    Quarter     Quarter      Quarter       Year
-----------------          ---------- -----------  -----------  ----------  -----------

Total revenues             $      586 $       525  $       837  $    1,587  $     3,535
Gross profit                      131          64          382       1,278        1,855
Asset impairment charge             -           -         (914)          -         (914)
Restructuring charge           (1,490)          -         (453)          -       (1,943)
Operating loss                 (3,625)     (2,174)      (2,992)        (78)      (8,869)
Net loss                       (3,591)     (2,148)      (2,981)        (73)      (8,793)
Basic and diluted
  loss per common share         (0.21)      (0.12)       (0.17)      (0.00)       (0.50)

Year ended                  First       Second       Third       Fourth        Full
December 31, 2001          Quarter      Quarter     Quarter      Quarter       Year
-----------------        ----------- -----------  -----------  ----------  -----------

Total revenues           $     2,321 $     1,936  $     1,018  $      636  $     5,911
Gross profit (loss)            1,939       1,568           85        (293)       3,298
Asset impairment charge            -           -            -      (4,501)      (4,501)
Operating loss                (2,347)     (2,440)      (4,412)     (6,689)     (15,887)
Net loss                      (2,171)     (2,327)      (4,344)     (6,636)     (15,478)
Basic and diluted
  loss per common share        (0.15)      (0.16)       (0.25)      (0.38)       (0.97)

Report of Independent Certified Public Accountants on Supplemental Schedule

To the Board of Directors and Shareholders of GraphOn Corporation

The audits referred to in our report dated February 7, 2003 (which report contains an explanatory paragraph regarding the ability of GraphOn Corporation and Subsidairy to continue as a going concern) relating to the consolidated financial statements of GraphOn Corporation and Subsidiary, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
San Jose, California
February 7, 2003


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 Balance       Charged
                                   At         to costs                      Balance
                                Beginning        and                       at end of
Description                     of period     expenses     Deductions       period
-----------                  -------------  ------------  ------------- -------------

Allowance for Doubtful accounts:

2002                         $     350,000  $     31,600  $     331,300 $      50,300
2001                         $     100,000  $    250,000  $           - $     350,000
2000                         $      25,000  $     75,000  $           - $     100,000


                     GraphOn China Limited
                 Index to Financial Statements

                                                              Page

      Report of Independent Certified Public Accountants        43

      Statement of Operations and Comprehensive Loss
      for the Period From Inception (March 8, 2000) through
      December 31, 2000                                         44

      Statement of Joint Venturers' Equity for the Period From
      Inception (March 8,2000) through December 31, 2000        45

      Statement of Cash Flows for the Period From
      Inception (March 8,2000) through December 31, 2000        46

      Summary of Significant Accounting Policies                47

      Notes to Financial Statements                             48

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders
GraphOn China Limited

We have audited the accompanying statements of operations and comprehensive loss, joint venturers' equity, and cash flows of GraphOn China Limited for the period from inception (March 8, 2000) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GraphOn China Limited for the period from inception (March 8, 2000) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in the "Going-Concern" paragraph of the Summary of Significant Accounting Policies, on August 27, 2001, GraphOn China Limited was dissolved.


/s/ BDO Seidman, LLP
San Jose, California
February 2, 2001, except for the "Going-Concern" paragraph of the Summary of Significant Accounting Policies,
as to which the date is August 27, 2001


                  GraphOn China Limited
                 A Dissolved Corporation
     Statements of Operations and Comprehensive Loss
   Inception (March 8, 2000) Through December 31, 2000

(USD)

                                              Inception (March
                                              8, 2000) through
                                              December 31, 2000

Operating Expenses
  Selling and marketing                      $         360,600
  General and administrative                         2,988,700
  Research and development                           2,000,000
                                             -----------------
    Total Operating Expenses                         5,349,300
                                             -----------------

Loss From Operations                                (5,349,300)
                                             -----------------

Other Income (Expense):

  Interest and other income                            133,000
  Interest and other expense                                 -
                                             -----------------
    Total Other Income (Expense)                       133,000
                                             -----------------

Net Loss                                            (5,216,300)

Other Comprehensive Income (Loss), net of tax:

  Foreign currency translation adjustment                 (100)
                                             -----------------

Comprehensive Loss                           $      (5,216,400)
                                             =================

Basic and Diluted Loss per Common Share      $           (0.75)
                                             =================

Weighted Average Common Shares Outstanding           7,000,000
                                             =================


See accompanying summary of significant accounting policies and notes to financial statements


                                                           GraphOn China Limited
                                                          A Dissolved Corporation
                                                   Statement of Joint Venturers' Equity

                                                                                                         Deficit
                                                                                                       Accumulated
                                       Common Stock                 Additional                            During
                             ---------------------------------       Paid in        Comprehensive      Development
                                 Shares            Amount            Capital           (Loss)             Stage           Total
                             ---------------   ---------------   ---------------   ---------------   ---------------   ------------
Balances, March 8, 2000                    -   $             -   $             -   $             -   $            -    $          -
Issuance of common stock
   to founders, March 2000         7,000,000            70,000         6,930,000                 -                -       7,000,000
Foreign currency translation
   adjustment                              -                 -                 -              (100)               -            (100)
Net loss                                   -                 -                 -                 -       (5,216,300)     (5,216,300)
                             ---------------   ---------------   ---------------   ---------------   --------------    -------------
Balances,
   December 31, 2000               7,000,000            70,000         6,930,000             (100)       (5,216,300)       1,783,600
                             ---------------   ---------------   ---------------   --------------    --------------    -------------


                            See accompanying summary of significant accounting policies and notes to financial statements



                   GraphOn China Limited
                  A Dissolved Corporation
                  Statement of Cash Flows
   From Inception (March 8, 2000) Through December 31, 2000

                                                    Inception (March
                                                    8, 2000) Through
                                                    December 31, 2000

Cash Flows From Operating Activities:
  Net loss                                         $       (5,216,300)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Depreciation and amortization                                 1,100
  Foreign currency translation                                    100
  Changes in operating assets and liabilities:
    Due from related party                                   (132,500)
    Accrued expenses                                          181,000
                                                   ------------------
Net cash used in operating activities                      (1,565,300)
                                                   ------------------
Cash Flows From Investing Activities:
  Capital expenditures                                     (1,262,000)
                                                   ------------------
Net cash used in investing activities                      (1,262,000)
                                                   ------------------
Cash Flows From Financing Activities:
  Proceeds from issuance of common stock                    7,000,000
  Dissolution proceeds to joint venturers                           -
                                                   ------------------
Net cash provided (used in) by financing
 Activities                                                 7,000,000
                                                   ------------------
Net Increase (Decrease) in Cash
  and Cash Equivalents                                      1,817,100
Cash and Cash Equivalents:
    Beginning of period                                             -
                                                   ------------------
    End of period                                  $        1,817,100
                                                   ==================

See accompanying summary of significant accounting policies and notes to financial statements

GraphOn China, Ltd.
Summary of Significant Accounting Policies

The Company. GraphOn China, Ltd. (the Company) was formed in March 2000 as a joint venture between GraphOn Corporation (GraphOn) and Tianjin Development Holdings, Ltd. (Tianjin) with each of the two parties owning 50% of the Company. The purpose of the joint venture was to bring GraphOn's Bridges software and other technology solutions to China's business-to-business internet and software market. Upon inception of the Company, GraphOn and Tianjin invested $3,500,000 each, in exchange for 3,500,000 shares, each, of the Company's common stock. The information with respect to 2001 is unaudited.

On August 27, 2001, the Company was dissolved and all remaining net assets of the Company were equitably returned to GraphOn and Tianjin in accordance with the then current balances of their equity accounts.

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

Earnings Per Share of Common Stock. The Company has adopted the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. For 2001 and 2000, there were no potentially dilutive securities.

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

Notes to Financial Statements

1.  Related Party Transactions.

In addition to the initial investments by GraphOn and Tianjin in March 2000, the Company has had various transactions with these related parties, as follows:

GraphOn: During 2000, the Company incurred $ 11,300 selling and marketing, $488,700 general and administrative, and $2,000,000 research and development expenses from GraphOn.

Tianjin: During 2000, the Company incurred $2,500,000 general and administrative expenses from Tianjin. Additionally, the Company transferred funds to Tianjin during 2000, in order for Tianjin to make payments on the Company's behalf. As of December 31, 2000, the Company had a balance of $132,500 due from Tianjin, representing payments made by the Company to Tianjin during 2000, which Tianjin will pay on the Company's behalf during 2001. These amounts were paid by Tianjin to various third party vendors during 2001, prior to dissolution.

2.  Commitments.

Leases: Effective November 2000, the Company leases office space under an operating lease, which requires monthly payments through October 2001. Minimum rental payments for 2001 are $10,000. Rent expense during 2000 was $2,000. Immediately prior to dissolution in August 2001, all amounts outstanding under the lease were paid in full to the landlord and the lease was cancelled.

Employment Agreements: Effective September 1, 2000, the Company entered into an employment agreement with an officer of the Company. Under the terms of the agreement, the Company is obligated to pay an initial annual salary of $102,600 with future increases to be determined by management. For the annual periods ending December 31, 2001 and 2002, the employee is eligible to receive a bonus equal to 3% of net sales. For periods after December 31, 2002, the bonus percentage will be based on profit after tax and is to be negotiated between the Board of Directors of the Company and the employee.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors of the Registrant

      Set forth below is information concerning each of our directors and executive officers as of March 23, 2003.

   Name                 Age    Position

   Robert Dilworth      61     Chairman of the Board of Directors and
                               Chief Executive Officer (Interim)
   William Swain        62     Chief Financial Officer and Secretary
   August P. Klein      66     Director
   Michael Volker       54     Director
   Gordon Watson        67     Director

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

William Swain has served as our Chief Financial Officer and Secretary since March 2000. Mr. Swain was a consultant from August 1998 until February 2000, working with entrepreneurs in the technology industry in connection with the start-up and financing of new business opportunities. Mr. Swain was Chief Financial Officer and Secretary of Metricom Inc., from January 1988 until June 1997, during which time he was instrumental in private financings as well as Metricom's initial public offering and subsequent public financing activities. He continued as Senior Vice President of Administration with Metricom from June 1997 until July 1998. Prior to joining Metricom, Mr. Swain held senior financial positions with leading companies in the computer industry, including Morrow Designs, Varian Associates and Univac. Mr. Swain holds a Bachelors degree in Business Administration from California State University of Los Angeles and is a Certified Public Accountant in the State of California.

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

Gordon Watson founded Watson Consulting, LLC, a consulting company for early stage technology companies, in 1997, and has served as its President since its inception. From 1996 to 1997 he served as Western Regional Director, Lotus

Consulting of Lotus Development Corporation. Prior to joining Lotus Development Corporation, from 1988 to 1996, Mr. Watson held various positions with Platinum Technology, Incorporated, most recently serving as Vice President Business Development, Distributed Solutions. Earlier positions include Senior Vice President of Sales for Local Data, Incorporated, President, Troy Division, Data Card Corporation, and Vice President and General Manager, Minicomputer Division, Computer Automation, Incorporated. Mr. Watson also held various executive and director level positions with TRW, Incorporated, Varian Data Machines, and Computer Usage Company. Mr. Watson holds a BS degree in electrical engineering from the University of California at Los Angeles. Mr. Watson is also a director of DPAC Technologies, and SoftwarePROSe, Inc.

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

Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the year ended December 31, 2002, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth information for the fiscal years ended December 31, 2002, 2001 and 2000 concerning compensation we paid to our Chief Executive Officer and our other executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2002.

                                                                                      Long-term Compensation
                                                                                  -----------------------------
                                             Annual Compensation                       Awards             Payouts
                                      ---------------------------------        ---------------------      -------
---------------------------- ------ ------------ ---------- ----------------- ------------ ------------- ---------- ----------------
                                                                 Other        Restricted    Securities                    All
         Name and                                                Annual          Stock      Underlying     LTIP          Other
         Principal                    Salary       Bonus      Compensation      Awards       Options      Payouts     Compensation
         Position            Year
---------------------------- ------ ------------ ---------- ----------------- ------------ ------------- ---------- ----------------
Robert Dilworth              2002   $ 256,000        -             -               -         100,000         -             -
Chairman of the Board        2001        -           -             -               -          60,000         -             -
Chief Executive Officer      2000        -           -             -               -            -            -             -
(Interim) (1)
---------------------------- ------ ------------ ---------- ----------------- ------------ ------------- ---------- ----------------
William Swain                2002   $ 147,692        -             -               -            -            -        $ 2,000 (3)
Chief Financial Officer      2001   $ 117,785        -             -               -         135,000         -        $ 1,000 (3)
Secretary (2)                2000   $ 132,100    $ 28,715          -               -         245,000         -        $ 1,000 (3)
---------------------------- ------ ------------ ---------- ----------------- ------------ ------------- ---------- ----------------

(1) Mr. Dilworth began as Chief Executive Officer (Interim) during January 2002. As an interim Chief Executive Officer, Mr. Dilworth is compensated as a consultant and not an employee, consequently; he is eligible to receive compensation for his services as a director.

(2)   Mr. Swain joined our company in March 2000.

(3)   Company matching contribution to the 401(K) Plan.

Option Grants in Last Fiscal Year. The following table shows the stock option grants made to the executive officers named in the Summary
Compensation Table during the 2002 fiscal year:

                                                                                                              Potential Realizable
                          Number of Shares of       Percent of Total Options                                Value at Assumed Annual
                        Common Stock Underlying            Granted to                                            Rates of Stock
                                Options                    Employees              Exercise      Expiration   Appreciation for Option
                               Granted (1)               In Fiscal Year          Price (2)         Date               Term
                                                                                                                  5%          10%
Name
--------------------- ----------------------------- ------------------------- ---------------- ------------- -----------------------
Robert Dilworth               100,000                        10.5%                 $ 0.25         03/05/12    $ 327,549     $431,639
--------------------- ----------------------------- ------------------------- ---------------- ------------- -----------------------
William Swain                   -                              -                       -            -               -           -
--------------------- ----------------------------- ------------------------- ---------------- ------------- -----------------------

(1)   Options are immediately exercisable upon issuance to the optionee.
(2) Options were granted at an exercise price equal to the fair market value of our common stock, as determined by the closing sales price reported on The Nasdaq Stock Market on the date of grant.

Fiscal Year-End Option Values. The following table shows information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2002. No options held by such individuals were exercised during 2002.

                                           (1)
                             Number of Securities Underlying                       (2)
                              Unexercised Options at Fiscal        Value of Unexercised In-The-Money
                                       YearEnd                        Options at Fiscal YearEnd
                           Exercisable         Unexercisable     Exercisable          Unexercisable
                           -----------         -------------     -----------          -------------
     Name
     --------------------- ------------------------------------- ----------------------------------------
     Robert Dilworth       360,000                   -               -                       -
     --------------------- ------------------------------------- ----------------------------------------
     William Swain         380,000                   -               -                       -
     --------------------- ------------------------------------- ----------------------------------------

(1) Shares issued upon exercise of the options are subject to our repurchase, which right lapses in 33 equal monthly installments beginning three months after the date of the grant.
(2) The per share exercise price of each of the unexercised stock options set forth in the table above exceeded $0.13, the fair market value of a share of our common stock as of December 31, 2002.

Compensation of Directors. During the year ended December 31, 2002, directors who were not otherwise our employees were compensated at the rate of $1,000 for attendance at each meeting of our board, $500 for attendance at each meeting of a board committee, and a $1,500 quarterly retainer. Additionally, outside directors are granted stock options periodically, typically on a yearly basis.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2002, the Compensation Committee was comprised of Robert Dilworth, our Interim Chief Executive Officer and Chairman of the Board, and August Klein, a non-employee director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 4, 2003, with respect to the beneficial ownership of shares of our common stock held by:

      o    each director;
      o each person known by us to beneficially own 5% or more of our common stock;
      o    each executive officer named in the summary compensation table; and
      o    all directors and executive officers as a group:

Unless otherwise indicated, the address for each stockholder is c/o GraphOn Corporation, 400 Cochrane Circle, Morgan Hill, California 95023.


                                              Number of Shares of Common Stock
     Name and Address Beneficial Owner               Beneficially Owned (1)          Percent of Class
------------------------------------------ --------------------------------------- ---------------------
Corel Corporation                                            1,193,824 (2)                  7.2%
  1600 Carling Avenue
  Ottawa, Ontario
  K1Z 8R7, Canada
------------------------------------------ --------------------------------------- ---------------------
Robert Dilworth                                                413,820 (3)                   2.4%
------------------------------------------ --------------------------------------- ---------------------
August P. Klein                                                183,260 (4)                   1.1%
------------------------------------------ --------------------------------------- ---------------------
Michael Volker                                                 110,700 (5)                     *
------------------------------------------ --------------------------------------- ---------------------
Gordon Watson                                                   40,000 (6)                     *
------------------------------------------ --------------------------------------- ---------------------
William Swain                                                  391,000 (7)                    2.3%
------------------------------------------ --------------------------------------- ---------------------
All current executive officers and                           1,138,780 (8)                    6.5%
     Directors as a group (5 persons)
------------------------------------------ --------------------------------------- ---------------------
* Denotes less than 1%.

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of all options held by such stockholder as of March 4, 2003 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Percentage ownership of our common stock is based on 16,629,387 shares of our common stock outstanding as of March 4, 2003.
(2) Based on information contained in a Schedule 13D filed by Corel Corporation on June 26, 2000.
(3) Includes 360,000 shares of common stock issuable upon the exercise of outstanding options.
(4) Includes 32,500 shares of common stock issuable upon exercise of outstanding options.
(5) Includes 10,000 shares of common stock issuable upon exercise of outstanding options.
(6) Includes 40,000 shares of common stock issuable upon exercise of outstanding options.
(7) Includes 380,000 shares of common stock issuable upon exercise of outstanding options.
(8) Includes 822,500 shares of common stock issuable upon exercise of outstanding options.

Equity Compensation Plan Information. The following table sets forth information related to all of our equity compensation plans as of December 31, 2002:

                                    Number of Securities to be
                                      Issued Upon Exercise of         Weighted Average Exercise
                                       Outstanding Options,              Price of Outstanding             Number of Securities
        Plan Category                   Warrants and Rights             Options, Warrants and            Remaining Available for
                                                                                Rights                       Future Issuance
------------------------------ --------------------------------- -------------------------------- ---------------------------------
Equity compensation plans
approved by security holders:
     Stock option plans
     Employee stock purchase                 2,557,508                          $ 3.07                           753,351
     plan
                                                (1)                              (1)                               (1)
------------------------------ --------------------------------- -------------------------------- ---------------------------------
Equity compensation plans
not approved by security
holders:
     Stock option plan (2)                    26,799                            $ 1.52                           373,201

------------------------------ --------------------------------- -------------------------------- ---------------------------------
Total                                        2,584,307                          $ 3.05                          1,126,552
------------------------------ --------------------------------- -------------------------------- ---------------------------------

(1) Under terms of the employee stock purchase plan ( ESPP), employees who participate in the plan are eligible to purchase shares of common stock. As of December 31, 2002, 90,678 shares had been purchased through the ESPP, at an average cost of $1.76 per share and 109,322 shares are available for future purchase.
(2) On April 30, 2000 our board approved a supplemental stock option plan. Participation in the supplemental plan is limited to those employees who are, at the time of the option grant, neither officers nor directors. The supplemental plan was initially authorized to issue options for up to 400,000 shares of common stock. The exercise price per share is subject to the following provisions:
        o The exercise price per share shall not be less than 85% of the fair market value per share of common stock on the option grant date.
        o If the person to whom the option is granted is a 10% shareholder, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the option grant date.
      All options granted are immediately exercisable by the optionee. The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The supplemental plan shall terminate no later than April 30, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2002 we issued 100,000 shares of common stock to each of August Klein and Michael Volker, non-employee directors, who exercised options granted under our 1998 Stock Option/Stock Issuance Plan. Each of the two directors exercising the options issued a $25,000 promissory note, dated March 5, 2002, to us to pay for the options. The notes are for a term of three years, are due on or before March 5, 2005 and bear semi-annual interest at 2.67% per annum, which is equal to the applicable federal short-term interest rate in effect at the time the promissory notes were signed. In the event of default, we can take back all 100,000 of the shares of common stock so issued.

ITEM 14.  CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them about material information relating to us (including our consolidated subsidiary) required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                            PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:
      (1) Financial statements filed as part of this report are listed on the
          "Index to Consolidated Financial Statements" at page 21 herein.
      (2) Financial Statement Schedules.  The applicable financial statement schedules required under Regulation S-X have been included beginning on page 40 of this report, as follows:
            i. Report of Independent Certified Public Accountants on Financial
               Statement Schedule:  page 40
           ii. Schedule II - Valuation and Qualifying Accounts:  page 41
      (3) Financial statements of GraphOn China Limited, a 50% owned venture not consolidated by the registrant, are listed on the "Index to Financial Statements" at page 42 herein.
(b)   Reports on Form 8-K:  The Company filed the following reports on Form
       8-K during the fourth quarter of the year ended December 31, 2002:
        o On November 19, 2002, the Company reported under Item 9 of Form 8-K, dated November 19, 2002, the Certification of Quarterly Report by its Chief Executive Officer and the Certification of Quarterly Report by its Chief Financial Officer for its quarterly report on Form 10-Q for the period ended September
          30, 2002.
        o On November 21, 2002, the Company reported under Item 5 of Form 8-K, dated November 21, 2002, that it had issued a press release announcing its financial results for the third quarter and nine-month period ended September 30, 2002.
(c) Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below.

                              EXHIBITS

Exhibit
Number   Description of exhibit
2.1 Agreement and Plan of Merger and Reorganization dated as of February 1, 1999, between registrant and GraphOn Corporation, a California corporation (1)
3.1      Amended and Restated Certificate of Incorporation of Registrant (1)
3.2      Amended and Restated Bylaws of Registrant (1)
4.1 Form of certificate evidencing shares of common stock of Registrant (2)
4.2 Registration Rights Agreement dated October 28, 1998 between Registrant, Spencer Trask Investors, Walter Keller and the investors purchasing units in Registrant's private placement (1)
4.3      Amendment to Registration Rights Agreement (1)
10.1     1996 Stock Option Plan of Registrant (2)
10.2     1998 Stock Option/Stock Issuance Plan of Registrant (1)
10.3     Supplemental Stock Option Agreement, dated as of June 23, 2000 (3)
10.4 Securities Purchase Agreement by and among Registrant and Menta Software Limited, dated as of May 31, 2001 (4)
10.5 Technology License Agreement by and among Registrant and Menta software Limited, dated as of May 31, 2001 (4)
10.6 Lease Agreement between Corel Inc., and CML realty Corp., dated September 1998 and assumed by Registrant on December 31, 1998 (1)
10.7 Lease Agreement between Registrant and Thoits Brothers, Inc., dated February 24, 2000 (5)
23.1     Consent of BDO Seidman, LLP

(1)   Incorporated by reference from Registrant's Form S-4, file number
      333-76333.
(2)   Incorporated by reference from Registrant's Form S-1, file number
      333-11165.
(3)   Incorporated by reference from Registrant's Form S-8, file number
      333-40174.
(4) Incorporated by reference from Registrant's current report on Form 8-K, dated July 20, 2001.
(5) Incorporated by reference from Registrant's annual report on Form 10-K for the year ended December 31, 1999.

                             SIGNATURES

      Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Morgan Hill, State of California, on March 31, 2003.

                         GRAPHON CORPORATION

                                          By:  /s/ William Swain
                                              William Swain
                                           Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Title

/s/ Robert Dilworth                 Chairman of the Board and
-------------------
Robert Dilworth                     Interim Chief Executive Officer
March 31, 2003                      (Principal Executive Officer)

/s/ William Swain                   Chief Financial Officer and Secretary
-----------------
William Swain                       (Principal Financial Officer and
March 31, 2003                       Principal Accounting Officer)

/s/ August P. Klein                 Director
-------------------
August P. Klein
March 31, 2003

/s/ Michael Volker                  Director
-------------------
Michael Volker
March 31, 2003

/s/ Gordon Watson                   Director
-------------------
Gordon Watson
March 31, 2003

I, Robert Dilworth, certify that:

1. I have reviewed this annual report on Form 10-K of GraphOn Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                    /s/ Robert Dilworth
                                    -------------------
                                    Robert Dilworth
                                    Chief Executive Officer
                                    (Interim)

I, William Swain, certify that:

1. I have reviewed this annual report on Form 10-K of GraphOn Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                    /s/ William Swain
                                    -----------------
                                    William Swain
                                    Chief Financial Officer