Form 10-Q
period 2003-03-31
GRAPHON CORP/DE
filed 2003-05-15
CIK 1021435

=======================================================================
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2003

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

         Registrant's telephone number: (800) 472-7466
                    ----------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

      As of May 1, 2003 there were issued and outstanding 16,602,719 shares of the Registrant's Common Stock, par value $0.0001.

=======================================================================

                      GRAPHON CORPORATION

                           FORM 10-Q

                       Table of Contents



                                                                      Page

      PART I.

      Item 1.Financial Statements
              Consolidated Balance Sheets                                2
              Consolidated Statements of Operations
              and Comprehensive Loss                                     3
              Consolidated Statements of Cash Flows                      4
              Notes to Consolidated Financial Statements                 5

      Item 2.Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8

      Item 3.Quantitative and Qualitative Disclosures About
             Market Risk                                                16

      Item 4.Controls and Procedures                                    16

      PART II.

      Item 6.Exhibits and Reports on Form 8-K                           17

      Signatures                                                        18

      Certifications                                                    18

            PART I--FINANCIAL INFORMATION
             ITEM I Financial Statements

                 GRAPHON CORPORATION
             CONSOLIDATED BALANCE SHEETS

                                                          March 31,        December 31,
                                                            2003              2002
    ASSETS                                              ------------      ------------
 ------------                                            (Unaudited)
Current Assets:
  Cash and cash equivalents                             $  1,620,600       $ 1,958,200
  Accounts receivable, net of allowance for
   doubtful accounts of $50,300 and $50,300                  451,700           337,900
  Prepaid expenses and other current assets                   69,200           192,000
                                                        ------------       -----------
  Total Current Assets                                     2,141,500         2,488,100
                                                        ------------       -----------
Purchased technology, net                                    956,100         1,163,100
Capitalized software, net                                    475,800           406,500
Other assets                                                 424,400           491,900
                                                        ------------       -----------
   TOTAL ASSETS                                         $  3,997,800       $ 4,549,600
                                                        ============       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                                      $    139,300       $   228,700
  Accrued expenses                                           662,400           795,100
  Deferred revenue                                           846,100           796,100
                                                        ------------       -----------
  Total Current Liabilities                                1,647,800         1,819,900
                                                        ------------       -----------

Commitments and contingencies                                      -                 -

Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding                      -                 -
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 16,16,602,719 and 16,580,719
 shares issued and outstanding                                 1,700             1,700
Additional paid in capital                                45,984,500        45,982,500
Notes receivable                                             (51,300)          (50,300)
Accumulated other comprehensive loss                          (3,000)           (2,400)
Accumulated deficit                                      (43,581,900)      (43,201,800)
                                                        ------------       -----------
Total Stockholders' Equity                                 2,350,000         2,729,700
                                                        ------------       -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  3,997,800       $ 4,549,600
                                                        ============       ===========


See accompanying notes to consolidated financial statements.

                        GRAPHON CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                     Three Months Ended
                                                           March 31,
                                                  --------------------------
                                                     2003           2002
                                                  -----------    -----------
                                                  (Unaudited)    (Unaudited)

Revenue                                           $ 1,044,000    $   585,700
Cost of revenue                                       324,600        454,600
                                                  -----------    -----------
  Gross Profit                                        719,400        131,100
                                                  -----------    -----------
Operating Expenses:
Selling and marketing                                 420,900        808,800
General and administrative                            356,400        643,700
Research and development                              328,000        812,800
Restructuring charge                                        -      1,490,400
                                                  -----------    -----------
Total Operating Expenses                            1,105,300      3,755,700
                                                  -----------    -----------
Loss From Operations                                 (385,900)    (3,624,600)
Other Income (Expense):
  Interest and other income                             5,800         62,700
  Interest and other expense                                -        (28,600)
                                                  -----------    -----------
  Total Other Income                                    5,800         34,100
                                                  -----------    -----------
Loss Before Provision for Income Taxes               (380,100)    (3,590,500)
Provision for Income Taxes                                  -              -
                                                  -----------    -----------
Net Loss                                          $  (380,100)   $(3,590,500)
Other Comprehensive Loss, net of tax
  Unrealized holding loss on investment                     -         (7,400)
  Foreign currency translation adjustment                (600)          (500)
                                                  -----------    -----------
Comprehensive loss                                $  (380,700)   $(3,598,400)
                                                  ===========    ===========

Basic and Diluted Loss per Common Share           $     (0.02)   $     (0.21)
                                                  ===========    ===========
Weighted Average Common Shares Outstanding         16,594,408     17,353,663
                                                  ===========    ===========


 See accompanying notes to consolidated financial statements.

                    GRAPHON CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Three Months Ended
                                                                 March 31,
                                                        ---------------------------
                                                            2003           2002
                                                        ------------   ------------
                                                          (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
Net loss                                                $   (380,100)  $ (3,590,500)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                              319,500        526,700
  Restructuring charge                                             -        559,800
  Amortization of deferred compensation                            -         94,200
  Provision for doubtful accounts                                  -       (100,000)
Changes in operating assets and liabilities:
  Accounts receivable                                       (113,800)       216,400
  Prepaid expenses and other assets                          122,800         86,500
  Accounts payable                                           (89,400)       (35,000)
  Accrued expenses                                          (132,700)       378,300
  Deferred revenue                                            50,000        (11,300)
                                                        ------------   ------------
Net Cash Used In Operating Activities                       (223,700)    (1,874,900)
                                                        ------------   ------------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities                          -       (510,400)
Proceeds from sale of available-for-sale securities                -        978,700
Capitalization of software development costs                (112,700)       (63,300)
Capital expenditures                                          (1,600)             -
Note receivable                                               (1,000)             -
                                                        ------------   ------------
  Net Cash (Used In) Provided By Investing Activities       (115,300)       405,000
                                                        ------------   ------------
Cash Flows From Financing Activities:
Repayment of note payable                                          -        (26,600)
Proceeds from note payable                                         -          5,400
Net proceeds from issuance of common stock                     2,000              -
                                                        ------------   ------------
  Net Cash (Used In) Provided By Financing Activities          2,000        (21,200)
                                                        ------------   ------------
Effect of exchange rate fluctuations on cash and
  cash equivalents                                              (600)          (500)
                                                        ------------   ------------
Net Decrease in Cash and Cash Equivalents                   (337,600)    (1,491,600)
Cash and Cash Equivalents, beginning of period             1,958,200      3,952,600
                                                        ------------   ------------
Cash and Cash Equivalents, end of period                $  1,620,600   $  2,461,000
                                                        ============   ============

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense                          $          -   $        200

Noncash Investing and Financing Activities:
Notes receivable issued for purchase of common stock    $          -   $     50,000


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

   The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the quarterly period ended March 31, 2003.) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission (the Commission) on March 31, 2003. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2003, or any future period.

   The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has suffered from recurring losses and has absorbed significant cash in its operating activities. Further, the Company's cash balances, including both cash and cash equivalents and available-for-sale securities, have declined significantly as of March 31, 2003 compared to March 31, 2002. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

   Revenues as reported for the current period are significantly higher than the same period in the prior year and management believes that revenue for the second half of 2003 will be greater than revenue for the first half of 2003. Although there can be no assurances that these revenues will materialize, management has been encouraged by the performance of GO-Global for Windows since its December 2002 commercial rollout as well as the growth in revenue being generated by the Unix product line. In a little over three months since its commercial release, GO-Global for Windows has replaced the legacy Windows products for new Windows orders, and it is now the only Windows-based product being shipped.

   Management believes that the Company will be able to support its operational needs with currently available resources for at least the next few quarterly periods. The Company has been successful in significantly reducing operating costs through a series of strategic restructurings and work force reductions that began in September of 2001, and will potentially further reduce operating costs as needed in order to match operating costs with available resources as 2003 progresses.

   The Company is exploring all options available to aggressively reduce costs, to increase revenues and to find alternative sources of financing its operations. Such options will likely include the exiting of facilities and could possibly include further work force reductions or the disposition of certain operations if management were unable to match its operations to currently available resources. If the Company were unsuccessful in obtaining any of these strategic goals, it would face a severe constraint on its ability to sustain operations in a manner that would create future growth and viability, and the Company may need to cease operations entirely.

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

3. Stockholders' Equity

   During the three-month period ended March 31, 2003, the Company issued 22,000 shares of common stock to employees pursuant to the purchase by those employees of common stock under the Employee Stock Purchase Plan, resulting in cash proceeds of $2,000. This amount is included in the Consolidated Statements of Cash Flows as a component of net proceeds from issuance of common stock.

4. Litigation

   The Company is currently not involved in any litigation that it believes would have a materially adverse affect upon its financial results.

5.    Stock-Based Incentive Programs

The following table summarizes relevant information as the Company's reported results of operations under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of Statement of Financial Accounting Standards Number 123, "Stock Based Compensation," as amended by Statement of Financial Accounting Standards Number 148, "Accounting for Stock Based Compensation - Transition and Disclosure," (collectively SFAS 123) had been applied to each of the three-month periods ended March 31, 2003 and 2002, respectively.

                                                    Three months ended
                                                         March 31,
                                               ---------------------------
                                                    2003          2002
  Net loss:                                    ------------   ------------
     As reported:                              $   (380,100)  $ (3,590,500)

     Add: stock-based compensation expense
     included in net loss, net of related
     tax effects                                          -         94,200

     Deduct: total stock-based compensation
     expense determined under fair-value
     method for all awards, net of related
     tax effects                                   (133,400)      (440,600)
                                               ------------   ------------



     Pro forma net loss                        $   (513,500)  $ (3,936,900)
                                               ============   ============
   Basic and diluted loss per share:
     As reported                               $      (0.02)  $      (0.21)
     Pro forma                                 $      (0.03)  $      (0.23)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   The following discussion of the financial condition and results of operations of the Company contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and in other documents filed by the Company with the Securities and Exchange Commission.

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

   We are headquartered in Morgan Hill, California, with offices in Concord, New Hampshire and Reading, United Kingdom.

   In order to ensure that we will be able to realize our assets and settle our liabilities within the normal course of our business operations, we must consider several aggressive strategic initiatives including the exiting of facilities, possible further work force reductions or the disposition of certain operations.

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

   Software development costs incurred in the research and development of new products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized based on either estimated current and future revenue for each product or straight-line amortization over the shorter of three years or the remaining estimated life of the product, whichever produces the higher expense for the period.

   The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due to us could be adversely affected.

   We will perform impairment tests on our intangible assets on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources, dispose of, or otherwise exit businesses, and consider further restructurings, which could result in an impairment of intangible assets in the future.

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

Results of Operations for the Three-Month Period Ended March 31, 2003 Versus the Three-Month Period Ended March 31, 2002.

   Revenue

   Our revenues are primarily derived from product licensing fees. Other sources of revenue include service fees from maintenance contracts and training fees. Total revenue for the three-month period ended March 31, 2003 increased by $458,300, or 78.2%, to $1,044,000 from $585,700 for the same period in 2002.

   Revenue derived from our Windows-based products during the three-month period ended March 31, 2003 increased by $116,900, or 39.1%, to $415,800 from $298,900 for the same period in the prior year. The increase in our Windows-based product revenue was primarily due to sales of GO-Global for Windows, which was introduced during the end of September 2002. Sales of our other Windows-based products were virtually unchanged from the prior year.

   Revenue derived from our UNIX-based products during the three-month period ended March 31, 2003 increased by $237,800, or 145.2%, to $401,600 from $163,800 for the same period in the prior year. The increase in our UNIX-based product revenue was primarily attributable to product licensing fees made during the period that resulted from one-time transactions entered into with a limited number of customers.

   Revenue derived from the amortization of deferred maintenance fees during the three-month period ended March 31, 2003 increased by $103,500, or 120.9%, to $189,100 from $85,600 for the same period in the prior year. Our customers typically purchase a maintenance contract at the time they license our product. Fees associated with the maintenance contracts are capitalized and recognized as revenue ratably over the underlying service period of the maintenance contract.

   Currently, a significant portion of our licensing fees is derived from a limited number of customers, which vary, sometimes significantly, from quarter to quarter. We expect this trend to continue throughout 2003.

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

   Cost of revenue for the three-month period ended March 31, 2003 decreased by $130,000, or 28.6%, to $324,600 from $454,600 for the same period in 2002. The carrying value of various elements of our acquired technologies was reduced to zero as part of the fixed asset impairment charge we recorded as of September 30, 2002, accordingly, no amortization expense related to these acquired technology assets was recorded during the current period.

   We expect cost of revenue to remain at approximately the same level for the next several quarterly reporting periods.

   Selling and Marketing Expenses

   Selling and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, and advertising costs and the allocation of corporate overhead charges. Selling and marketing expenses for the three-month period ended March 31, 2003 decreased by $387,900, or 48.0%, to $420,900 from $808,800 for the same period in 2002.

   The decrease was primarily due to decreases in headcount, resulting from our March 31, 2002 restructuring. This restructuring led to decreases in human resources costs, including salaries, fringe benefits and commissions. These reductions also led to decreases in costs that typically fluctuate in direct relation to head count level, such as travel expenses and the allocation of corporate overhead charges. For the three-month period ended March 31, 2003, human resources costs, net of commissions, decreased by $270,700, or 54.7%, to $224,100 from $494,800 for the same period in the prior year. Travel expenses decreased by $21,000, or 46.2%, to $24,500 from $45,500 for the same period in the prior year. Corporate overhead charges allocated to the sales and marketing department decreased by $57,100, or 49.1%, to $59,100 from $116,200 for the same period in the prior period.

   We anticipate that selling and marketing expenses in future periods will be higher than those incurred in the three-month period ended March 31, 2003 as we implement various marketing strategies aimed at growing revenue. Sales and marketing expenses were approximately 40.3% and 138.1% of revenue for the three-month periods ended March 31, 2003 and 2002, respectively.

   General and Administrative Expenses

   General and administrative expenses primarily consist of salaries and associated benefits, legal, professional and outside services, certain costs associated with being a publicly held corporation, the allocation of corporate overhead charges and bad debts expense. General and administrative expenses for the three-month period ended March 31, 2003 decreased by $287,300, or 44.6%, to $356,400 from $643,700 for the same period in 2002.

   The decrease was primarily due to a decrease in headcount, resulting from our September 2002 restructuring, a decrease in the amortization of deferred compensation expense and a decrease in outside services.

   The headcount reductions led to decreases in human resources costs, including salaries and fringe benefits as well as decreases in costs that typically fluctuate in direct relation to head count level, such as travel expenses and the allocation of corporate overhead charges. For the three-month period ended March 31, 2003, human resource costs decreased by $55,000, or 28.8%, to $135,800 from $190,800 for the same period in the prior year. For the three-month period ended March 31, 2003, travel expenses decreased by $85,500, or 89.4%, to $10,100 from $95,600 for the same period in the prior year. For the three-month period ended March 31, 2003, corporate overhead charges allocated to the general and administrative department decreased by $18,200, or 29.1%, to $44,400 from $62,600 for the same period in the prior year.

   For the three-month period ended March 31, 2003, deferred compensation amortization expense was $0 due to the expiration of certain third party consulting contracts, over whose lifetime deferred compensation expense was being amortized. Under the terms of these contracts, consultants had been issued stock options, in lieu of cash, for the performance of their respective services to us. Using the Black-Scholes pricing model, a cost was calculated and assigned to each of these contracts, and capitalized as a component of equity on our balance sheet in accordance with accounting principles generally accepted in the United States. The total costs of such contracts were amortized over the respective contract's service period, all of which expired by the end of December 2002.

   Outside services decreased for the three-month period ended March 31, 2003 by $80,600, or 68.4%, to $37,300 from $117,900 for the same period in the prior year. The decrease was primarily due to one-time outside consulting costs incurred during the prior year when various consultants assisted us in the assessment of our products and their potential for future enhancements and the development of short and long-term strategic initiatives to increase revenues, reduce costs and enhance shareholder value.

   We anticipate that general and administrative expense in future periods will approximate those incurred during the three-month period ended March 31, 2003. General and administrative expenses were approximately 34.1% and 109.9% of revenues for the three-month periods ended March 31, 2003 and 2002, respectively.

   Research and Development Expenses

   Research and development expenses consist primarily of salaries and benefits to software engineers, payments to contract programmers, allocation of corporate overhead charges, depreciation and computer related supplies. Research and development expenses for the three-month period ended March 31, 2003 decreased by $484,800, or 59.6%, to $328,000 from $812,800 for the same period in the prior year.

   The decrease was primarily due to decreases in headcount, resulting from our March 31, 2002 restructuring, and in rent expense, which were partially offset by an increase in capitalized software development costs.

   The headcount reductions led to decreases in human resources costs, principally salaries and fringe benefits. For the three-month period ended March 31, 2003, human resources costs decreased by $257,800, or 42.9%, to $343,200 from $601,000 for the same period in the prior year. For the three-month period ended March 31, 2003, rent expense was approximately $0. Rent expense for the current period reflects the impact of the sublease termination payment received from the sublesse who had been occupying the unused portion of our New Hampshire facility, which was received during the current period. The termination payment was approximately equal to the total lease payments we made to the landlord during the period.

   Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are to be capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. Approximately $112,700 and $63,300 of product development costs were capitalized during the three-month periods ended March 31, 2003 and 2002, respectively.

   We anticipate that research and development expense in future periods will approximate those incurred during the three-month period ended March 31, 2003. Research and development expenses were approximately 31.4% and 138.8% of revenues for the three-month periods ended March 31, 2003 and 2002, respectively.

   Other Income (Expense)

   Other income (expense) consists primarily of interest income on excess cash. Our excess cash is held in interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

   Other income (expense) for the three-month period ended March 31, 2003 decreased by $28,300, or 83.0%, to $5,800 from $34,100 for the same period in the prior year. The decrease was primarily due to lower amounts of excess cash on-hand as compared with the prior year. All of our excess cash is invested and the interest rates being paid on our invested cash during the current year were lower than those in the prior year.

   Offsetting the decrease in other income (expense) for the three-month period ended March 31, 2003 was the $28,600, or 100%, reduction in interest expense to $0 from $28,600 in the prior year.

   We expect other income (expense) to be lower throughout the remainder of 2003 as we expect our cash balances to be significantly lower as compared with the respective periods of the prior year, and we expect the Federal Reserve Bank to keep interest rates low for the next several months.

   Net Loss

   As a result of the foregoing items, net loss for the three-month period ended March 31, 2003 was $380,100, a decrease of $3,210,400 or 89.4%, from a net loss of $3,590,500 for the same period during 2001. As a result of our continued operating loss we intend to continue to aggressively reduce our operating costs during 2003 and to pursue financing opportunities through all available means.

Liquidity and Capital Resources

   As of March 31, 2003, cash and cash equivalents totaled $1,620,600, a decrease of $337,600, or 17.2%, from $1,958,200 as of December 31, 2002.

   The decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities, which was substantially comprised of our net loss of $380,100. Operating activities that increased cash flow included: a decrease in prepaid expenses and other current assets totaling $122,800, and an increase in deferred revenue, $50,000. Offsetting these amounts were decreases in accounts payable, $89,400 and accrued expenses, 132,700, and an increase in accounts receivable, net of the allowance for doubtful accounts, $113,800.

   Our financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have suffered from recurring losses and have absorbed significant cash in our operating activities. Further, our cash balances, including both cash and cash equivalents and available-for-sale securities have declined significantly as of March 31, 2003 as compared to March 31, 2002. These matters raise substantial doubt about our ability to continue in existence as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

   Revenues as reported for the current period are significantly higher than the same period in the prior year and management believes that revenue for the second half of 2003 will be greater than revenue for the first half of 2003. Although there can be no assurances that these revenues will materialize, management has been encouraged by the performance of GO-Global for Windows since its December 2002 commercial rollout as well as the growth in revenue being generated by the Unix product line. In a little over three months since its commercial release, GO-Global for Windows has replaced the legacy Windows products for new Windows orders, and it is now the only Windows-based product being shipped.

   We are exploring all options available to aggressively reduce costs, to increase revenues and to find alternative sources of financing our operations. Such options will likely include the exiting of facilities and could possibly include further work force reductions or the disposition of certain operations if we were unable to match our operations to currently available resources. If we were unsuccessful in obtaining any of these strategic goals, we would face a severe constraint on our ability to sustain operations in a manner that would create future growth and viability, and we may need to cease operations entirely.

   We have used approximately $223,700 net cash in operating activities for the three-month period ended March 31, 2003.

   The net cash used in investing activities of $115,300 decreased cash and cash equivalents. The only significant investing activity during the current period was the capitalization of software development costs incurred in the development of the next release of our windows-based product. The purchasing of capital assets has been curtailed to a minimum amount in order to preserve our cash balances as long as possible.

   Gross accounts receivable as of March 31, 2003 increased by $113,800, or 29.3%, to $502,000, from $388,200 as of December 31, 2002. The primary reason for the increase was the timing of sales transactions during the current period when several sales transactions occurred within the last few weeks of March 2003.

   As of March 31, 2003, the net basis of purchased technology, as adjusted by the impact of the asset impairment charge recorded during 2002, was $1,509,000, unchanged from December 31, 2002. Purchased technology is comprised of various acquired technologies that have been incorporated into one or more of our products. These amounts are amortized to cost of revenue, generally over a three-year period. Purchased technology amortization expense for the three-month period ended March 31, 2003 decreased by $122,000, or 37.1%, to $207,000 from $329,000 for the same period in the prior year. The decrease was due primarily to the asset impairment charges we recorded during the year ended December 31, 2002 against various components of our purchased technology.

   Accounts payable as of March 31, 2003 decreased by $89,400, or 39.1%, to $139,300 from $228,700 as of December 31, 2002. Accounts payable are comprised of our various operating expenses and decreased due to the timing of the payment of various invoices.

   Accrued expenses as of March 31, 2003 decreased by $132,700, or 16.7%, to $662,400 from $795,100 as of December 31, 2002. Accrued expenses are charges for services rendered for which an invoice has not yet been received such as consulting fees, legal and accounting fees, and utilities. The decrease in accrued expenses is primarily due to the payment of consulting and accounting during the current period, which had been accrued as of December 31, 2003. As of March 31, 2003, accrued expenses includes restructuring charges of $282,200 representing the approximate aggregate amount of estimated minimum lease payments we believe that we may ultimately have to pay for the offices we closed during 2002.

   Deferred revenue as of March 31, 2003 increased by $50,000, or 6.3%, to $846,100 from $796,100 as of December 31, 2002. The increase is due to the terms of the various licensing agreements and maintenance contracts we entered into during the current period as compared with the prior year, which were offset by previously deferred items being recognized as revenue, or being written off as uncollectible. Increases in deferred revenue reflect the application of generally accepted accounting principles in the United States, which set forth certain criteria for the current recognition of revenue in the financial statements. Revenues which do not currently meet the criteria for current recognition are charged to deferred revenue and are recognized either ratably over the time period during which purchased services are provided to the customer, such as maintenance contracts, or at such time that all revenue recognition criteria have been met.

   As of March 31, 2003, we had current assets of $2,141,500 and current liabilities of $1,647,800, which netted to working capital of $493,700. Included in current liabilities was deferred revenue of $846,100.

The following table discloses our contractual commitments, which are comprised of future lease obligations:

        Year ending
        December 31,
        ------------
           2003      $  408,900   (1)
           2004         395,400
           2005         328,100
           2006          55,000
           2007               -
                     ----------
           Total     $1,187,400
                     ==========

 (1) For the period April 1 through December 31, 2003.

New Accounting Pronouncements

   In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) we will be the primary beneficiary of an existing VIE that will require consolidation or, (2) we will hold a significant variable interest in, or have significant involvement with, an existing VIE. We do not have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

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

PART II--OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

None

(b) Reports of Form 8-K

   On March 28, 2003 we filed with the Commission a report on Form 8-K dated March 27, 2003 under Items 5 (Other Events) and 7 (Financial Statements, Proforma Financial Information and Exhibits) announcing that we had received a Nasdaq Staff Determination Letter.

   On March 31, 2003 we filed with the Commission a report on Form 8-K dated March 31, 2003 under Item 9 (Regulation FD Disclosure) furnishing the Section 906 Certifications of our Annual Report required by the Sarbanes-Oxley Act of 2002.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GraphOn Corporation
                                           (Registrant)

                                    Date:  May 15, 2003
                                    By:  /s/ Robert Dilworth
                                    ---------------------------------
                                           Robert Dilworth,
                                    Chief Executive Officer (Interim) and
                                           Chairman of the Board
                                     (Principal Executive Officer)

                                    Date:  May 15, 2003
                                    By:  /s/ William Swain
                                    ---------------------------------
                                            William Swain,
                                        Chief Financial Officer
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)

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

Date:  May 15, 2003

                                    /s/ Robert Dilworth
                                    -------------------
                                    Robert Dilworth
                                    Chief Executive Officer (Interim) and
                                    Chairman of the Board


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

Date: May 15, 2003

                                    /s/ William Swain
                                    -----------------
                                    William Swain
                                    Chief Financial Officer