Form 10-Q
period 2003-06-30
GRAPHON CORP/DE
filed 2003-08-14
CIK 1021435

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

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

      As of August 7, 2003 there were issued and outstanding 16,618,459 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                               GRAPHON CORPORATION

                                    FORM 10-Q

                                Table of Contents



                                                                            Page

      PART I.

      Item 1.Financial Statements
               Condensed Consolidated Balance Sheets                           2
               Condensed Consolidated Statements of Operations
                and Comprehensive Loss                                         3
               Condensed Consolidated Statements of Cash Flows                 4
               Notes to Condensed Consolidated Financial
                Statements                                                     5

      Item 2.Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8

      Item 3.Quantitative and Qualitative Disclosures About
              Market Risk                                                     19

      Item 4.Controls and Procedures                                          19

      PART II.

      Item 6.Exhibits and Reports on Form 8-K                                 20

      Signatures                                                              21

                          PART I--FINANCIAL INFORMATION

                           ITEM I Financial Statements


                               GRAPHON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,    December 31,
                                                           2003          2002
      ASSETS                                          -------------  -----------
   ------------                                        (Unaudited)
Current Assets:
  Cash and cash equivalents                            $1,155,900     $1,958,200
  Accounts receivable, net of allowance for
   doubtful accounts of $55,500 and $50,300               562,700        337,900
  Prepaid expenses and other current assets                16,600        192,000
                                                       ----------     ----------
  Total Current Assets                                  1,735,200      2,488,100
                                                       ----------     ----------

Property and equipment, net                               286,000        421,900
Purchased technology, net                                 749,100      1,163,100
Capitalized software, net                                 603,900        406,500
Other assets                                               29,600         70,000
                                                       ----------     ----------
    TOTAL ASSETS                                       $3,403,800     $4,549,600
                                                       ==========     ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current Liabilities:
  Accounts payable                                     $  162,700     $  228,700
  Accrued expenses                                        467,300        795,100
  Deferred revenue                                        841,500        796,100
                                                       ----------     ----------
  Total Current Liabilities                             1,471,500      1,819,900
                                                       ----------     ----------
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares
authorized, no shares issued and outstanding ...                -              -
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 16,16,602,719 and 16,580,719
 shares issued and outstanding                              1,700          1,700
Additional paid in capital                             45,984,500     45,982,500
Notes receivable                                          (51,300)       (50,300)
Accumulated other comprehensive loss                       (3,000)        (2,400)
Accumulated deficit                                   (43,999,600)   (43,201,800)
                                                     ------------   ------------
Total Stockholders' Equity                              1,932,300      2,729,700
                                                     ------------   ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  3,403,800   $  4,549,600
                                                     ============   ============

 See accompanying notes to condensed consolidated financial statements.

                               GRAPHON CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                   Three Months Ended        Six Months Ended
                                                       June 30,                  June 30,
                                               ------------------------  ------------------------
                                                   2003         2002         2003         2002
                                               -----------  -----------  -----------  -----------
                                               (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Revenue                                        $ 1,175,300  $   525,400  $ 2,219,100  $ 1,111,100
Cost of revenue                                    343,000      461,900      667,500      916,500
                                               -----------  -----------  -----------  -----------
  Gross Profit                                     832,300       63,500    1,551,600      194,600
                                               -----------  -----------  -----------  -----------
Operating Expenses:
Selling and marketing                              448,300      516,700      869,200    1,325,500
General and administrative                         481,700      835,800      838,000    1,479,400
Research and development                           318,800      884,600      646,800    1,697,400
Restructuring charge                                     -            -            -    1,490,400
                                               -----------  -----------  -----------  -----------
Total Operating Expenses                         1,248,800    2,237,100    2,354,000    5,992,700
                                               -----------  -----------  -----------  -----------
Loss From Operations                              (416,500)  (2,173,600)    (802,400)  (5,798,100)
                                               -----------  -----------  -----------  -----------
Other Income (Expense):
  Interest and other income                          3,100       53,100        8,900      115,800
  Interest and other expense                        (4,300)     (27,500)      (4,300)     (56,100)
                                               -----------  -----------  -----------  -----------
  Total Other Income (Expense)                      (1,200)      25,600        4,600       59,700
                                               -----------  -----------  -----------  -----------
Net Loss                                       $  (417,700) $(2,148,000) $  (797,800) $(5,738,400)
                                               ===========  ===========  ===========  ===========
Other Comprehensive Loss, net of tax
  Unrealized holding gain (loss) on investment           -       (2,500)           -        4,900
  Foreign currency translation loss                      -       (1,100)           -         (600)
                                               -----------  -----------  -----------  -----------
Comprehensive Loss                             $  (417,700) $(2,151,600) $  (797,800) $(5,734,100)
                                               ===========  ===========  ===========  ===========
Basic and Diluted Loss per Common Share        $     (0.03) $     (0.12)       (0.05)       (0.33)
                                               ===========  ===========  ===========  ===========
Weighted Average Common Shares Outstanding      16,602,719   17,353,663   16,598,708   17,428,431
                                               ===========  ===========  ===========  ===========


         See accompanying notes to condensed consolidated financial statements.


                               GRAPHON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended
                                                               June 30,
                                                          2003          2002
                                                      -----------   -----------
                                                       (Unaudited)   (Unaudited)
Cash Flows From Operating Activities:
Net loss                                              $  (797,800)   $(5,738,400)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                           632,000      1,076,000
  Restructuring charge                                          -        559,800
  Amortization of deferred compensation                         -        141,400
  Loss on disposal of fixed assets                          4,300              -
  Provision for doubtful accounts                           5,200       (200,000)
Changes in operating assets and liabilities:
  Accounts receivable                                    (230,000)       433,500
  Prepaid expenses and other assets                       175,400        147,100
  Accounts payable                                        (66,000)       137,500
  Accrued expenses                                       (327,800)        (6,200)
  Deferred revenue                                         45,400        (74,500)
                                                      -----------    -----------
Net Cash Used In Operating Activities                    (559,300)    (3,523,800)
                                                      -----------    -----------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities                       -       (768,300)
Proceeds from sale of available-for-sale securities             -      1,256,000
Capitalization of software development costs             (282,200)             -
Capital expenditures                                       (1,600)       (82,900)
Other assets                                               40,000              -
Note receivable                                            (1,000)             -
                                                      -----------    -----------
  Net Cash Provided By (Used In) Investing Activities    (244,400)       404,800
                                                      -----------    -----------
Cash Flows From Financing Activities:
Repayment of note payable                                       -        (26,600)
Net proceeds from issuance of common stock                  2,000          5,400
                                                      -----------    -----------
  Net Cash Provided (Used In) By Financing Activities       2,000        (21,200)
                                                      -----------    -----------
Effect of exchange rate fluctuations on cash and
  cash equivalents                                           (600)          (600)
                                                      -----------    -----------
Net Decrease in Cash and Cash Equivalents                (802,300)    (3,140,800)
Cash and Cash Equivalents, beginning of period          1,958,200      3,952,600
                                                      -----------    -----------
Cash and Cash Equivalents, end of period              $ 1,155,900    $   811,800
                                                      ===========    ===========


Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense                        $         -    $       200

Noncash Investing and Financing Activities:
Notes receivable issued for purchase of common stock  $         -    $    50,000

 See accompanying notes to condensed consolidated financial statements.

                               GRAPHON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The unaudited condensed consolidated financial statements of GraphOn Corporation (the Company) included herein have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows.

   The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the quarterly period ended June 30, 2003) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission (the Commission) on March 31, 2003. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2003, or any future period.

   The Company's condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has suffered from recurring losses and has absorbed significant cash in its operating activities. Further, the Company's cash balances, including both cash and cash equivalents and available-for-sale securities, have declined significantly as of June 30, 2003 compared to December 31, 2002. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

3. Stockholders' Equity

   During the three-month period ended March 31, 2003, the Company issued 22,000 shares of common stock to employees pursuant to the purchase by those employees of common stock under the Employee Stock Purchase Plan, resulting in cash proceeds of $2,000. This amount is included in the Consolidated Statements of Cash Flows as a component of net proceeds from issuance of common stock. The Company did not enter into any transactions that affected Stockholder's Equity during the three-month period ended June 30, 2003.

4. Litigation

   The Company is currently not involved in any litigation that it believes would have a materially adverse affect upon its financial results.

5.    Stock-Based Incentive Programs

   The following table summarizes relevant information as the Company's reported results of operations under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of Statement of Financial Accounting Standards Number 123, "Stock Based Compensation," as amended by Statement of Financial Accounting Standards Number 148, "Accounting for Stock Based Compensation - Transition and Disclosure," (collectively SFAS 123) had been applied to each of the three-month and six-month periods ended June 30, 2003 and 2002, respectively.

                                                      Three months ended June 30,
                                                   --------------------------------
                                                          2003             2002
                                                   ---------------   --------------
 Net loss:
   As reported:                                    $     (417,700)   $   (2,148,000)

   Add: stock-based compensation expense
   included in net loss, net of related
   tax effects                                                  -            47,200

   Deduct: total stock-based compensation
   expense determined under fair-value
   method for all awards, net of related
   tax effects                                            (56,800)         (411,600)
                                                   --------------    --------------
   Pro forma net loss                              $     (474,500)   $   (2,512,400)
                                                   ==============    ==============



 Basic and diluted loss per share:
   As reported                                     $        (0.03)   $        (0.12)
   Pro forma                                       $        (0.03)   $        (0.17)

                                                        Six months ended June 30,
                                                   --------------------------------
                                                          2003              2002
                                                   ---------------   --------------
 Net loss:
   As reported:                                    $      (797,800)  $   (5,738,400)

   Add: stock-based compensation expense
   included in net loss, net of related
   tax effects                                                  -           141,400

   Deduct: total stock-based compensation
   expense determined under fair-value
   method for all awards, net of related
   tax effects                                           (190,200)         (852,200)
                                                   --------------    --------------
   Pro forma net loss                              $     (988,000)   $   (6,449,200)
                                                   ==============    ==============
Basic and diluted loss per share:
   As reported                                     $        (0.05)   $        (0.33)
   Pro forma                                       $        (0.06)   $        (0.37)

6.    Subsequent Event - Restructuring Charge

      During August 2003, the Company negotiated a buy out of the lease for its corporate offices in Morgan Hill, California. The total buy out price is approximately $141,000 and will consist of approximately $125,000 cash and the forfeiture of an approximate $16,000 security deposit. The buy out will save the company approximately $270,000 over what would have been the remainder of the lease term.

      The Company has approximately $88,200 of the restructuring accrual that was recorded when the Morgan Hill facilities were initially vacated during the first quarter of 2002 remaining. Consequently, it is anticipated that a restructuring charge of $52,800 will be recognized during the third quarter of 2003, calculated as follows:

      Buy out price                            $  141,000
      Less: Amount charged to restructuring
      accrual                                     (88,200)
                                               ----------
      Estimated restructuring charge           $   52,800
                                               ==========

      The Company has already secured another location for its corporate operations in Morgan Hill, California. The Company will vacate its current premises and begin occupying the new location on or about September 1, 2003. The new lease is month-to-month at an initial rate of approximately $1,000 per month.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002 and in other documents we filed with the Securities and Exchange Commission.

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

Critical Accounting Policies

   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, the impairment of intangible assets, contingencies and other special charges and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial Statements.

   The recognition of revenue is based on our assessment of the facts and circumstances of the sales transaction. We will recognize revenue only when all four of the following conditions have been met:

o Persuasive evidence of an arrangement exists; o Delivery has occurred or services have been rendered; o Our price to the customer is fixed or determinable; and o Collectibility is reasonably assured.

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

   We apply Accounting Principles Board ("APB") Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations when accounting for our stock option and stock purchase plans. In accordance with APB No. 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, we generally recognize no compensation expense with respect to stock-based awards to employees.

   We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS Number 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's reported net income (loss) and net earnings
(loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

                                                      Three months ended June 30,
                                                   --------------------------------
                                                          2003             2002
                                                   ---------------   --------------
 Net loss:
   As reported:                                    $     (417,700)   $   (2,148,000)

   Add: stock-based compensation expense
   included in net loss, net of related
   tax effects                                                  -            47,200

   Deduct: total stock-based compensation
   expense determined under fair-value
   method for all awards, net of related
   tax effects                                            (56,800)         (411,600)
                                                   --------------    --------------
   Pro forma net loss                              $     (474,500)   $   (2,512,400)
                                                   ==============    ==============
 Basic and diluted loss per share:
   As reported                                     $        (0.03)   $        (0.12)
   Pro forma                                       $        (0.03)   $        (0.17)

                                                        Six months ended June 30,
                                                   --------------------------------
                                                          2003              2002
                                                   ---------------   --------------
 Net loss:
   As reported:                                    $      (797,800)  $   (5,738,400)

   Add: stock-based compensation expense
   included in net loss, net of related
   tax effects                                                  -           141,400

   Deduct: total stock-based compensation
   expense determined under fair-value
   method for all awards, net of related
   tax effects                                           (190,200)         (852,200)
                                                   --------------    --------------
   Pro forma net loss                              $     (988,000)   $   (6,449,200)
                                                   ==============    ==============
Basic and diluted loss per share:
   As reported                                     $        (0.05)   $        (0.33)
   Pro forma                                       $        (0.06)   $        (0.37)

Results of Operations for the Three and Six-Month Periods Ended June 30, 2003 Versus the Three and Six-Month Periods Ended June 30, 2002.

   Revenue

   Our revenues are primarily derived from product licensing fees. Other sources of revenue mainly include service fees from maintenance contracts. Total revenue for the three-month period ended June 30, 2003 increased by $649,900, or 123.7%, to $1,175,300 from $525,400 for the same period in 2002. Total revenue for the six-month period ended June 30, 2003 increased by $1,108,000, or 99.7%, to $2,219,100 from $1,111,100 for the same period in 2002.

   Revenue derived from our Windows-based products during the three-month period ended June 30, 2003 increased by $469,000, or 266.3%, to $645,100 from $176,100 for the same period in the prior year. Revenue derived from our Windows-based products during the six-month period ended June 30, 2003 increased by $582,700, or 122.7%, to $1,057,700 from $475,000 for the same period in 2002. The increases were primarily due to sales of GO-Global for Windows, which was introduced towards the end of 2002. Sales of our other Windows-based products have virtually ceased as older customers upgrade to GO-Global for Windows and discontinue use of our older Windows-based products.

   Revenue derived from our UNIX-based products during the three-month period ended June 30, 2003 increased by $63,800, or 28.7%, to $286,000 from $222,200 in the same period of the prior year. Revenue derived from our UNIX-based products during the six-month period ended June 30, 2003 increased by $304,600, or 78.9%, to $690,600 from $386,000 for the same period in 2002. The increase in our UNIX-based product revenue was primarily attributable to product licensing fees that resulted from one-time transactions entered into with a limited number of customers.

   Revenue derived from the amortization of deferred maintenance fees during the three-month period ended June 30, 2003 increased by $112,900, or 126.0%, to $202,500 from $89,600 for the same period in the prior year. Revenue derived from the amortization of deferred maintenance fees during the six-month period ended June 30, 2003 increased by $216,600, or 123.7%, to $391,700 from $175,100 for the same period in 2002. Our customers typically purchase a maintenance contract at the time they license our product. Fees associated with the maintenance contracts are deferred and recognized as revenue ratably over the underlying service period of the maintenance contract.

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

   Cost of revenue for the three-month period ended June 30, 2003 decreased by $118,900, or 25.7%, to $343,000 from $461,900 for the same period in 2002. Cost of revenue for the six-month period ended June 30, 2003 decreased by $249,000, or 27.1%, to $667,500 from $916,500 for the same period in 2002. The carrying value of certain elements of our purchased technologies was reduced to zero as part of the fixed asset impairment charge we recorded as of September 30, 2002, accordingly, no amortization expense related to these particular assets was recorded during the current year.

   We expect cost of revenue to remain at approximately the same dollar amount during the third quarter of 2003. During the fourth quarter of 2003 we expect the dollar amount of cost of revenue to slightly decline and during the first quarter of 2004 we expect it to decline more significantly as the remaining elements of our purchased technologies become fully amortized over these reporting periods. Offsetting these declines will be the commencement of the amortization of software development costs that we have capitalized, and expect to capitalize, during 2003. We expect to begin amortizing some of these development costs during the three-month period ended September 30, 2003 and the balance during the quarter ended December 31, 2003.

   Cost of revenue was approximately 29.2% and 87.9% of revenue for the three-month periods ended June 30, 2003 and 2002, respectively, and approximately 30.1% and 82.5% of revenue for the six-month periods then ended, respectively.

   Selling and Marketing Expenses

   Selling and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, and advertising costs and the allocation of corporate overhead charges. Selling and marketing expenses for the three-month period ended June 30, 2003 decreased by $68,400, or 13.2%, to $448,300 from $516,700 for the same period in 2002.
Selling and marketing expenses for the six-month period ended June 30, 2003 decreased by $456,300, or 34.4%, to $869,200 from $1,325,500 for the same period in 2002.

   The decrease for the three-month period ended June 30, 2003 was primarily due to the timing of marketing activities, including tradeshow participation, creative advertising and other promotional activities. Cumulative expenses incurred for these activities for the three-month period ended June 30, 2003 decreased by $57,500, or 93.5%, to $4,000 from $61,500 for the same period in 2002. The decrease for the six-month period ended June 30, 2003 was primarily due to the headcount reduction that was part of our March 2002 restructuring. Salaries and benefits expense, net of commissions, related to our sales and marketing staff for the six-month period ended June 30, 2003 decreased by $401,700, or 47.5%, to $443,300 from $845,000 for the same period in 2002.

   We anticipate that selling and marketing expenses in future periods will be higher than those incurred in the three-month period ended June 30, 2003 as we implement various marketing strategies aimed at growing revenue. Sales and marketing expenses were approximately 38.1% and 98.3% of revenue for the three-month periods ended June 30, 2003 and 2002, respectively and approximately 39.2% and 119.3% of revenue for the six-month periods then ended, respectively.

   General and Administrative Expenses

   General and administrative expenses primarily consist of salaries and associated benefits, legal, professional and other outside services, certain costs associated with being a publicly held corporation, the allocation of corporate overhead charges and bad debts expense. General and administrative expenses for the three-month period ended June 30, 2003 decreased by $354,100, or 42.4%, to $481,700 from $835,800 for the same period in 2002. General and administrative expenses for the six-month period ended June 30, 2003 decreased by $641,400, or 43.4%, to $838,000 from $1,479,400 for the same period in 2002.

   The decreases were primarily due to a decrease in outside services, a decrease in fees paid to The Nasdaq Stock Market related to our listing on The Nasdaq SmallCap Market, a decrease in the amortization of deferred compensation expense and a decrease in salaries and associated benefits.

   The decrease in outside services was primarily due to one-time outside consulting costs incurred during the prior year when various consultants assisted us in the assessment of our products and their potential for future enhancements and the development of short and long-term strategic initiatives to increase revenues, reduce costs and enhance shareholder value, as well as investment banking fees paid related to the potential merger we pursued during 2002 with three related firms in the telecommunications industry. For the three-month period ended June 30, 2003, outside services decreased by $205,300, or 79.1%, to $54,200 from $259,500 for the same period in the prior year. For the six-month period ended June 30, 2003, outside services decreased by $285,900, or 75.8%, to $91,500 from $377,400 for the same period in 2002.

   The decrease in fees paid to The Nasdaq Stock Market was primarily related to our phase down from The Nasdaq National Market to The Nasdaq SmallCap Market that occurred during the prior year, as well as our delisting from The Nasdaq SmallCap Market, which occurred during the current period. For the three-month period ended June 30, 2003, fees paid to The Nasdaq Stock Market decreased by $51,600, or 91.8%, to $4,600 from $56,200 for 2002. For the six-month period ended June 30, 2003, fees paid to The Nasdaq Stock Market decreased by $58,800, or 67.3%, to $28,600 from $87,400 for the same period in 2002.

   For the three-month and six-month periods ended June 30, 2003, deferred compensation amortization expense was $0 and $0, as compared with $45,700 and $135,000 in the same periods of the prior year, respectively, due to the expiration of certain third party consulting contracts, over whose lifetime deferred compensation expense was being amortized. Under the terms of those contracts, consultants had been issued stock options, in lieu of cash, for the performance of their respective services to us. Using the Black-Scholes pricing model, a cost was calculated and assigned to each of the contracts, and capitalized as a component of equity on our balance sheet in accordance with accounting principles generally accepted in the United States. The total costs of the contracts were amortized over the respective contract's service period, all of which expired by the end of December 2002.

   Salaries and associated benefits decreased for the three-month period ended June 30, 2003 by $26,200, or 18.2%, to $118,100 from $144,300 for the same period in the prior year and by $81,200, or 24.2%, to $253,900 from $335,100 for the six-month period ended June 30, 2003. The decreases were primarily due to the restructuring that occurred during September 2002.

   We anticipate that general and administrative expense in future periods will approximate those incurred during the three-month period ended June 30, 2003.

General and administrative expenses were approximately 41.0% and 159.1% of revenues for the three-month periods ended June 30, 2003 and 2002, respectively, and approximately 37.8% and 133.1% of revenues for the six-month periods ended June 30, 2003 and 2002, respectively.

   Research and Development Expenses

   Research and development expenses consist primarily of salaries and benefits to software engineers, payments to contract programmers, allocation of corporate overhead charges, depreciation and computer related supplies. Research and development expenses for the three-month period ended June 30, 2003 decreased by $565,800, or 64.0%, to $318,800 from $884,600 for the same period in 2002.
Research and development expenses for the six-month period ended June 30, 2003 decreased by $1,050,600, or 61.9%, to $646,800 from $1,697,400 for the same period in 2002.

   The decreases were primarily due to decreases in headcount, resulting from our September 30, 2002 restructuring, the reassignment of certain engineers from production to customer service, a decrease in depreciation expense, and a decrease in the allocation of corporate overhead charges.

   The headcount reductions led to decreases in salaries and fringe benefits. For the three-month period ended June 30, 2003, salaries and fringe decreased by $412,900, or 73.5%, to $149,000 from $561,900 for the same period in 2002. For the six-month period ended June 30, 2003, salaries and fringe benefits decreased by $731,600, or 65.5%, to $385,900 from $1,117,500 for the same period in 2002.

   As a result of the September 30, 2002 restructuring, certain engineers who had been principally involved in development, particularly related to our Unix products, were reassigned to customer service. Customer service salaries and fringe benefits are reported as a component of cost of sales. During the three-month and six-month periods ended June 30, 2003, $94,500 and $166,800, respectively, of salaries and fringe benefits were reported as a component of cost of sales as compared with only $53,000 and $98,500 in the respective periods of 2002. Consequently, salaries and fringe benefits were $41,500 and $68,300, or 78.3% and 69.3%, lower during the three-month and six-month periods ended June 30, 2003, respectively, than the same periods in 2002 due to the reassigned engineers.

   Depreciation expense decreased as a result of the fixed assets that were abandoned or taken out of service as part of the September 30, 2002 restructuring as well as other assets reaching the end of their useful lives and becoming fully depreciated since the three and six-month periods ended June 30, 2002. For the three-month period ended June 30, 2003, depreciation expense decreased by $53,000, or 49.3%, to $54,600 from $107,600 for the same period in 2002. For the six-month period ended June 30, 2003, depreciation expense decreased by $83,600, or 49.1%, to $86,500 from $170,100 for the same period in 2002.

   The allocation of corporate overhead charges was $0 and $0 during the three and six-month periods ended June 30, 2003, respectively, as compared with $45,800 and $45,800 during the same periods in 2002. We had relocated our corporate offices to our Bellevue, Washington engineering facility during March 2002 until the facility's closure in September 2002. Since then, our corporate offices have been in Morgan Hill, California.

   Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are to be capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. Approximately $169,400 and $0 of product development costs were capitalized during the three-month periods ended June 30, 2003 and 2002, respectively. Approximately $282,200 and $0 of product development costs were capitalized during the six-month periods ended June 30, 2003 and 2002, respectively. Of the cost capitalized, approximately $115,200 and $149,100 was related to engineering performed in-house during the three and six-month periods ended June 30, 2003, respectively, and consists of the salaries and related benefits paid to the development engineers. The remaining $54,200 and $133,100 that was capitalized during the three and six-month periods ended June 30, 2003, respectively, related to fees paid to outside consultants. The majority of these costs were incurred in the development of Go-Global for Windows version 3.0, which we estimate will be available for release during December 2003.

   We anticipate that research and development expense in future periods, inclusive of capitalized software development costs, will approximate those incurred during the three-month period ended June 30, 2003. Research and development expenses were approximately 27.1% and 168.4% of revenues for the three-month periods ended June 30, 2003 and 2002, respectively, and approximately 29.1% and 152.8% of revenues for the six-month periods ended June 30, 2003 and 2002, respectively.

   Other Income (Expense)

   Other income (expense) consists primarily of interest income on excess cash and losses on fixed assets taken out of service. Our excess cash is held in interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

   Other income (expense) for the three-month period ended June 30, 2003 decreased by $26,800, or 104.7%, to ($1,200) from $25,600 for the same period in 2002. Other income (expense) for the six-month period ended June 30, 2003 decreased by $55,100, or 92.3%, to $4,600 from $59,700 for the same period in 2002. The decreases were primarily due to lower amounts of excess cash on-hand throughout the current year as compared with the prior year. All of our excess cash is invested and the interest rates being paid on our invested cash during the current year were lower than those in the prior year.

   We expect other income (expense) to be lower throughout the remainder of 2003, as compared with 2002, as we expect our cash balances to be significantly lower as compared with the respective periods of the prior year, and we expect the Federal Reserve Bank to keep interest rates low for the next several months.

   Net Loss

   As a result of the foregoing items, net loss for the three-month period ended June 30, 2003 was $417,700, a decrease of $1,730,300 or 80.6%, from a net loss of $2,148,000 for the same period during 2002. Net loss for the six-month period ended June 30, 2003 was $797,800, a decrease of $4,940,600, or 86.1%, from a net loss of $5,738,400 for the same period in 2002. As a result of our continued operating loss we intend to continue to aggressively reduce our operating costs during 2003 and to pursue financing opportunities through all available means.

Liquidity and Capital Resources

   As of June 30, 2003, cash and cash equivalents totaled $1,155,900, a decrease of $802,300, or 41.0%, from $1,958,200 as of December 31, 2002.

   The decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities, which was substantially comprised of our net loss of $797,800. Operating activities that increased cash flow included: a decrease in prepaid expenses and other current assets totaling $175,400, and an increase in deferred revenue of $45,400. Offsetting these amounts were decreases in accounts payable and accrued expenses, totaling $66,000 and $327,800, respectively, and an increase in accounts receivable, net of the allowance for doubtful accounts of $230,000.

   Our condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have suffered from recurring losses and have absorbed significant cash in our operating activities. Further, our cash balances, including both cash and cash equivalents and available-for-sale securities have declined significantly as of June 30, 2003 as compared to December 31, 2002. These matters raise substantial doubt about our ability to continue in existence as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

   Revenues as reported for both the three and six-month periods ended June 30, 2003 are significantly higher than the same periods in 2002 and management believes that revenue for the second half of 2003 will be greater than revenue for the first half of 2003. Although there can be no assurances that these revenues will materialize, management has been encouraged by the performance of GO-Global for Windows since its December 2002 commercial rollout as well as the growth in revenue being generated by the Unix product line.

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

   We have used approximately $559,300 net cash in operating activities for the six-month period ended June 30, 2003. Of this amount, $144,000 was a one-time disbursement made during June 2003 as settlement of the lease on our former engineering facility in Bellevue, Washington, which we had vacated as part of our September 30, 2002 restructuring.

   The net cash used in investing activities of $244,400 decreased cash and cash equivalents. The only significant investing activities during the current period were the capitalization of $282,200 of software development costs, primarily incurred in the development of the next release of our Windows-based product, and the forfeiture of the approximately $40,000 deposit we had had on our former engineering facility in Bellevue, Washington that was made as part of the settlement of the lease. The purchasing of capital assets has been curtailed to a minimum amount in order to preserve our cash balances as long as possible.

   Gross accounts receivable as of June 30, 2003 increased by $230,000, or 59.2%, to $618,200, from $388,200 as of December 31, 2002. The primary reason for the increase was the timing of sales transactions during the current period when several sales transactions occurred within the last few weeks of June 2003.

   As of June 30, 2003, the cost basis of purchased technology, as adjusted by the impact of the asset impairment charge recorded during 2002, was $1,370,100. There has been no asset impairment charge recorded during 2003. Purchased technology is comprised of various acquired technologies that have been incorporated into one or more of our products. These amounts are amortized to cost of revenue, generally over a three-year period. Purchased technology amortization expense for the six-month period ended June 30, 2003 decreased by $122,000, or 37.1%, to $207,000 from $329,000 for the same period in the prior year. The decrease was due primarily to the asset impairment charges we recorded during the year ended December 31, 2002 against various components of the purchased technology.

   Accounts payable as of June 30, 2003 decreased by $66,000, or 28.9%, to $162,700 from $228,700 as of December 31, 2002. Accounts payable are comprised of our various operating expenses and decreased due to the timing of the payment of various invoices as well as our efforts to reduce our cash expenditures as much as possible.

   Accrued expenses as of June 30, 2003 decreased by $327,800, or 41.2%, to $467,300 from $795,100 as of December 31, 2002. Accrued expenses are charges for services rendered for which an invoice has not yet been received such as consulting fees, legal and accounting fees, and utilities. Also included in accrued expenses are the unpaid portions of the restructuring charges that we expensed during 2002.

   The decrease in accrued expenses is primarily due to the payment of the former Bellevue, Washington office's lease settlement charges of $144,000, and the payment of approximately $103,800 of consulting and accounting fees during 2003, which had been accrued as of December 31, 2002. As of June 30, 2003, accrued expenses includes restructuring charges of $88,200 that will be applied toward the settlement of the lease on our corporate office in Morgan Hill, California during August 2003, as more fully explained in Note 6 to the Condensed Consolidated Financial Statements.

   Deferred revenue as of June 30, 2003 increased by $45,400, or 5.7%, to $841,500 from $796,100 as of December 31, 2002. The increase is due to the terms of the various licensing agreements and maintenance contracts we entered into during the current period as compared with the prior year, which were offset by previously deferred items being recognized as revenue, or being written off as uncollectible. Increases in deferred revenue reflect the application of generally accepted accounting principles in the United States, which set forth certain criteria for the current recognition of revenue in the financial statements. Revenues which do not currently meet the criteria for current recognition are charged to deferred revenue and are recognized either ratably over the time period during which purchased services are provided to the customer, such as maintenance contracts, or at such time that all revenue recognition criteria have been met.

   As of June 30, 2003, we had current assets of $1,735,200 and current liabilities of $1,471,500, which netted to working capital of $263,700. Included in current liabilities was deferred revenue of $841,500.

   For the period August 1 through December 31, 2003 our future minimum lease obligations, which are principally for office space, are $71,900. The lease on our Concord, New Hampshire engineering facility calls for payments of approximately $17,300 per month and, by its terms, expires on October 30, 2003. We are actively negotiating a facility lease, to commence upon its expiration at rates more in line with current market rates. We expect that the new lease will have a significantly lower monthly rate.

   As more fully explained in Note 6 to the Condensed Consolidated Financial Statements, we negotiated a settlement on our Morgan Hill, California corporate offices lease during August 2003. The monthly rent on these facilities was approximately $20,000 and is reflected in the future lease obligations amount, discussed in the preceding paragraph, for August 2003 only - the last month for which we were required to make a rental payment, prior to settlement of the lease. We expect to occupy a new facility on or about September 1, 2003 on a month-to-month basis. During the six-month period ended June 30, 2003, we negotiated a settlement of the lease on our former Bellevue, Washington engineering office, which we vacated as part of our September 2002 restructuring. Our offices in the United Kingdom are leased on a month-to-month basis.

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

ITEM 4. Controls and Procedures

      Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

(b) Reports on Form 8-K

   During the quarter ended June 30, 2003, we filed or furnished the following current reports on Form 8-K with the Securities and Exchange Commission:

   Current report on Form 8-K, dated May 15, 2003, was furnished on May 16, 2003. The items reported were:

    o Item 7 - Financial Statements and Exhibits, which identified the exhibit furnished with the Form 8-K; and
    o Item 9 - Regulation FD Disclosure, which reported the issuance of a press release announcing our financial results for the quarter ended March 31, 2003.

   Current report on Form 8-K, dated May 15, 2003, was furnished on May 15, 2003. The item reported was:

    o Item 9 - Regulation FD Disclosure, which furnished the Section 906 certifications that accompanied our quarterly report on form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GraphOn Corporation
                                           (Registrant)

                                    Date:  August 14, 2003
                                    By:    /s/ Robert Dilworth
                                           ---------------------------------
                                           Robert Dilworth,
                                 Chief Executive Officer (Interim) and
                                         Chairman of the Board
                                     (Principal Executive Officer)



                                    Date:  August 14, 2003
                                    By:    /s/ William Swain
                                           ---------------------------------
                                            William Swain,
                                        Chief Financial Officer
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)