Form 10-Q
period 2003-09-30
GRAPHON CORP/DE
filed 2003-11-14
CIK 1021435

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2003

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


                          105 Cochrane Circle, Suite L
                              Morgan Hill, CA 95037
                    (Address of principal executive offices)

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

      As of October 22, 2003 there were issued and outstanding 16,618,459 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                           GRAPHON CORPORATION

                                FORM 10-Q

                            Table of Contents



                                                                     Page

      PART I.

      Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets                 2
                 Condensed Consolidated Statements of Operations
                  and Comprehensive Loss                               3
                 Condensed Consolidated Statements of Cash Flows       4
                 Notes to Condensed Consolidated Financial
                  Statements                                           5

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    9

      Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                           20

      Item 4.  Controls and Procedures                                20

      PART II.

      Item 6.  Exhibits and Reports on Form 8-K                       21

      Signatures                                                      22

                     PART I--FINANCIAL INFORMATION

                      ITEM I Financial Statements

                          GRAPHON CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       September 30,  December 31,
                                                            2003          2002
      ASSETS                                           ------------   -----------
   ------------                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                            $    730,900   $ 1,958,200
  Accounts receivable, net of allowance for
   doubtful accounts of $46,800 and $50,300                 809,300       337,900
  Prepaid expenses and other current assets                  19,700       192,000
                                                       ------------   -----------
  Total Current Assets                                    1,559,900     2,488,100
                                                       ------------   -----------

Property and equipment, net                                 185,800       421,900
Purchased technology, net                                   542,000     1,163,100
Capitalized software, net                                   557,500       406,500
Other assets                                                 11,900        70,000
                                                       ------------   -----------
    TOTAL ASSETS                                       $  2,857,100   $ 4,549,600
                                                       ============   ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
Current Liabilities:
  Accounts payable                                     $    168,900   $   228,700
  Accrued expenses                                          344,700       795,100
  Deferred revenue                                          920,800       796,100
                                                       ------------   -----------
  Total Current Liabilities                               1,434,400     1,819,900
                                                       ------------   -----------

Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding                     -             -
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 16,618,459 and 16,580,719
 shares issued and outstanding                                1,700         1,700
Additional paid in capital                               45,987,000    45,982,500
Notes receivable                                            (52,000)      (50,300)
Accumulated other comprehensive loss                         (3,000)       (2,400)
Accumulated deficit                                     (44,511,000)  (43,201,800)
                                                       ------------   -----------
Total Stockholders' Equity                                1,422,700     2,729,700
                                                       ------------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  2,857,100   $ 4,549,600
                                                       ============   ===========

     See accompanying notes to condensed consolidated financial statements.

                               GRAPHON CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                              Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                              -------------------        ----------------
                                               2003         2002         2003         2002
                                            -----------  ----------- -----------  ----------
                                            (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
Revenue                                     $1,086,500  $   836,500  $ 3,305,600 $ 1,947,600
Cost of revenue                                313,100      454,700      980,600   1,371,200
                                            ----------- -----------  ----------- -----------
  Gross Profit                                 773,400      381,800    2,325,000     576,400
                                            ----------- -----------  ----------- -----------
Operating Expenses:
Selling and marketing                          420,500      387,500    1,289,700   1,712,900
General and administrative                     300,000      837,800    1,137,900   2,295,300
Research and development                       486,800      782,700    1,133,600   2,502,100
Fixed assets impairment                              -      914,000            -     914,000
Restructuring charge                            80,100      452,400       80,100   1,942,800
                                            ----------- -----------  ----------- -----------
Total Operating Expenses                     1,287,400    3,374,400    3,641,300   9,367,100
                                            ----------- -----------  ----------- -----------
Loss From Operations                          (514,000)  (2,992,600)  (1,316,300) (8,790,700)
                                            ----------- -----------  ----------- -----------
Other Income (Expense):
  Interest and other income                      2,600       27,300       11,400     143,100
  Interest and other expense                         -      (15,800)      (4,300)    (71,900)
                                            ----------- -----------  ----------- -----------
  Total Other Income (Expense)                   2,600       11,500        7,100      71,200
                                            ----------- -----------  ----------- -----------
Net Loss                                    $ (511,400) $(2,981,100) $(1,309,200)$(8,719,500)
Other Comprehensive Loss, net of tax
  Unrealized holding loss on investment              -       (1,300)           -      (3,800)
  Foreign currency translation gain (loss)           -        2,100         (600)      1,000
                                            ----------- -----------  ----------- -----------
Comprehensive Loss                          $ (511,400) $(2,980,300) $(1,309,800)$(8,722,300)
                                            =========== ===========  =========== ===========
Basic and Diluted Loss per Common Share     $    (0.03) $     (0.17) $     (0.08)$     (0.50)
                                            =========== ===========  =========== ===========
Weighted Average Common Shares Outstanding  16,613,155   17,508,574   16,603,577  17,455,439
                                            =========== ===========  =========== ===========


     See accompanying notes to condensed consolidated financial statements.

                               GRAPHON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                             September 30,
                                                         2003          2002
                                                     ------------   ------------
                                                      (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
Net loss                                             $ (1,309,200)  $(8,719,500)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                           943,500     1,572,400
  Restructuring charge                                     42,200       657,800
  Asset impairment charge                                       -       914,000
  Amortization of deferred compensation                         -       174,800
  Loss on disposal of fixed assets                          4,300             -
  Provision for doubtful accounts                          (3,500)     (293,400)
  Interest accrued on directors' notes receivable          (1,700)            -
Changes in operating assets and liabilities:
  Accounts receivable                                    (467,900)      588,400
  Prepaid expenses and other assets                       172,300        79,300
  Accounts payable                                        (59,800)      (77,600)
  Accrued expenses                                       (450,400)       86,600
  Deferred revenue                                        124,700      (181,700)
                                                      -----------   -----------
Net Cash Used In Operating Activities                  (1,005,500)   (5,198,900)
                                                      -----------   -----------
Cash Flows From Investing Activities:
Purchase of available-for-sale securities                       -      (768,300)
Proceeds from sale of available-for-sale securities             -     3,525,200
Capitalization of software development costs             (282,200)            -
Capital expenditures                                       (1,600)      (82,900)
Other assets                                               58,100        (1,000)
                                                      -----------   -----------
  Net Cash Provided By (Used In) Investing Activities    (225,700)    2,673,000
                                                      -----------   -----------
Cash Flows From Financing Activities:
Repayment of note payable                                       -       (26,600)
Net proceeds from issuance of common stock                  4,500         6,400
                                                      -----------   -----------
  Net Cash Provided (Used In) By Financing Activities       4,500       (20,200)
                                                      -----------   -----------
Effect of exchange rate fluctuations on cash and
  cash equivalents                                           (600)          300
                                                      -----------   -----------
Net Decrease in Cash and Cash Equivalents              (1,227,300)   (2,545,800)

Cash and Cash Equivalents, beginning of period          1,958,200     3,952,600
                                                      -----------   -----------
Cash and Cash Equivalents, end of period              $   730,900   $ 1,406,800
                                                      ===========   ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest expense                        $         -   $       200

Noncash Investing and Financing Activities:
Notes receivable issued for purchase of common stock  $         -   $    50,000

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

   The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the quarterly period ended September 30, 2003, except for the restructuring charge, as described below) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission (the Commission) on March 31, 2003. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2003, or any future period.

   The Company's condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has suffered from recurring losses and has absorbed significant cash in its operating activities. Further, the Company's cash balances, including both cash and cash equivalents and available-for-sale securities, have declined significantly as of September 30, 2003 compared to December 31, 2002. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

   Management believes that the Company will be able to support its operational needs with currently available resources for at least the next few quarterly periods. The Company has been successful in significantly reducing operating costs through a series of strategic restructurings and work force reductions that began in September of 2001, and will potentially further reduce operating costs as needed in order to match operating costs with available resources for the remaining quarter of 2003 and into 2004.

   The Company is exploring all options available to aggressively reduce costs, to increase revenues and to find alternative sources of financing its operations. Such options will likely include further work force reductions or the disposition of certain operations if management were unable to match its operations to currently available resources. If the Company were unsuccessful in obtaining any of these strategic goals, it would face a severe constraint on its ability to sustain operations in a manner that would create future growth and viability, and the Company may need to cease operations entirely.

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

3. Stockholders' Equity

   During the three-month period ended September 30, 2003, the Company issued 15,740 shares of common stock to employees pursuant to the purchase by those employees of common stock under the Employee Stock Purchase Plan (the "ESPP"), resulting in cash proceeds of $2,500. During the nine-month period ended September 30, 2003, the Company issued 37,540 shares of common stock to employees pursuant to the purchase by those employees of common stock under the ESPP, resulting in cash proceeds of $4,500. These amounts are included in the Consolidated Statements of Cash Flows as a component of net proceeds from issuance of common stock.

4. Litigation

   The Company is currently not involved in any litigation that it believes would have a materially adverse affect upon its financial results.

5. Stock-Based Incentive Programs

   The Company accounts for stock-based compensation under the intrinsic value method of accounting for stock awards, in accordance with Accounting Principles Board Opinion number 25, "Accounting for Stock Issued to Employees" (APB 25) as permitted by Statement of Financial Accounting Standards number 123, Stock-Based Compensation (collectively SFAS 123). The Company has not changed to the fair value method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148) did not affect the Company's financial condition or results of operations. However, SFAS 123, as amended by SFAS 148, requires that information be provided as if the Company had accounted for stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share beginning with the first quarter of 2003. Had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation, the Company's net loss and basic and diluted loss per share would have been changed from the "as reported" amounts to the "pro forma" amounts as follows:

                                                        Three months ended September 30,
                                                             2003              2002
                                                        --------------    --------------
    Net loss:
        As reported:                                    $     (511,400)   $   (2,981,100)

        Add: stock-based compensation expense
        included in net loss, net of related
        tax effects                                                  -            33,400

        Deduct: total stock-based compensation
        expense determined under fair-value
        method for all awards, net of related



        tax effects                                            (42,400)         (409,300)
                                                        --------------    --------------
        Pro forma net loss                              $     (553,800)   $   (3,357,000)
                                                        ==============    ==============
    Basic and diluted loss per share:
        As reported                                     $        (0.03)   $        (0.17)
        Pro forma                                       $        (0.03)   $        (0.19)

                                                          Nine months ended September 30,
                                                              2003              2002
                                                        ---------------   ---------------
    Net loss:
        As reported:                                    $   (1,309,200)   $   (8,719,500)

        Add: stock-based compensation expense
        included in net loss, net of related
        tax effects                                                  -           174,800

        Deduct: total stock-based compensation
        expense determined under fair-value
        method for all awards, net of related
        tax effects                                           (232,600)       (1,261,500)
                                                        --------------    --------------
        Pro forma net loss                              $   (1,541,800)   $   (9,806,200)
                                                        ==============    ==============
    Basic and diluted loss per share:
        As reported                                     $        (0.08)   $        (0.50)
        Pro forma                                       $        (0.09)   $        (0.56)

   On June 24, 2003, the Company announced a voluntary stock option exchange program for its employees who were not executive officers or members of its Board of Directors. Under the terms of the exchange program, eligible employees had the opportunity, if they so chose, to cancel any of their outstanding unexercised options to purchase Company common stock that had an exercise price greater than or equal to $0.50 in exchange for an equal number of new options to be granted at a future date. The exchange program was open until 5:00 p.m., Eastern Time, on July 23, 2003. The exercise price of the new options will be equal to the closing bid price per share of the Company's common stock on the grant date of the new options, as reported by the OTC Bulletin Board, or its successor market, if any. The grant date is currently estimated to be on, or about January 26, 2004.

   As of July 23, 2003, the closing date of the exchange program, 578,935 options were exchanged by eligible employees and cancelled. The cancellation of these options did not have a material effect on the calculation of the deduction for the total stock-based compensation expense determined under the fair-value method for either the three or nine-month periods ended September 30, 2003 as reported in the above tables contained within this footnote.

6. Restructuring Charge

   Beginning in September of 2001, the Company has undertaken several strategic restructurings in effort to reduce operating costs to sustainable levels. One of these restructurings included the March 2002 closure of the corporate facility in Morgan Hill, California and the relocation of the corporate functions to the Company's former engineering facility in Bellevue, Washington. During the quarter ended March 31, 2002, a $1,490,400 restructuring charge was expensed that reflected the estimated total costs of the office closure and relocation. Included in this amount was an accrual for the estimated amount of rent that would be need to be paid while attempting to either sublease the facility, or negotiate a lease settlement, totaling $180,100.

      During August 2003, the Company negotiated a buy out of the lease for its former corporate offices at 400 Cochrane Circle, Morgan Hill, California ("400 Cochrane"). The total buy out price was approximately $153,000 and consisted of a lump-sum cash payment of $125,000, the forfeiture of an approximate $16,000 security deposit and a $12,000 commission to the real estate broker who was involved in the transaction. Offsetting these amounts was $115,100 of the estimated rent accrual that had been originally recorded during March 2002. It is estimated that the buy out saved the Company approximately $270,000 over what would have been the remainder of the lease term.

      Effective September 1, 2003, the Company moved its corporate offices to 105 Cochrane Circle, Suite L, Morgan Hill, California ("105 Cochrane"). The new lease is month-to-month at an initial rate of approximately $1,000 per month. In conjunction with the 400 Cochrane buy out and the move to 105 Cochrane, certain fixed assets, primarily furniture and equipment, were disposed of and written off. No material disposal costs were incurred related to the disposal of these assets.

   A summary of these restructuring charges is as follows:

   Item                             Cash        Non Cash         Total
   ----                         ------------  ------------- -------------
   Lump-sum lease settlement    $    125,000  $           - $     125,000
   Deposit forfeiture                      -         16,000        16,000
   Real estate commissions            12,000              -        12,000
   Disposal of fixed assets                -         42,200        42,200
   Accruals                         (115,100)             -      (115,100)
                                ------------  ------------- -------------
   Restructuring charge         $     21,900  $      58,200 $      80,100
                                ============  ============= =============

7. Commitments and Contingencies

   As of September 30, 2003, the Company had one payment remaining on the lease for its New Hampshire facility, in the amount of $17,300. During October 2003, the Company entered into a one-year operating lease for a new facility in New Hampshire, which is cancelable by either party with 30 days written notice. The lease period for this new facility is from November 1, 2003 through October 31, 2004 and commences upon the expiration of the Company's current New Hampshire facility's lease, which expires, by its terms, on October 31, 2003. Monthly rent payments for the new facility are approximately $5,000. The Company does not anticipate any interruption of business with the move to the new facility, nor does it anticipate any material costs of moving its operations.

Future minimum annual lease payments for the new lease are as follows:

Year ended December 31, 2003:      $  10,000
                        2004:      $  50,000

      All other facilities currently occupied by the Company are being rented on a month-to-month basis and have no future minimum annual lease payments associated with them. The aggregate monthly rental payments for the month-to-month facilities currently being occupied are approximately $3,000.

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

   We apply APB 25 and related interpretations when accounting for our stock option and stock purchase plans. In accordance with APB 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, we generally recognize no compensation expense with respect to stock-based awards to employees.

   We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS 123. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option-pricing model. Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined consistent with SFAS 123, the Company's reported net loss and net loss per share would have been changed to the amounts indicated in Note 5.

Reclassifications. Certain amounts in the prior periods' financial statements have been reclassified to conform to the current periods' presentation.

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2003 Versus the Three and Nine-Month Periods Ended September 30, 2002.

   Revenue

   Our revenues are primarily derived from product licensing fees. Other sources of revenue mainly consist of service fees from maintenance contracts. Total revenue for the three-month period ended September 30, 2003 increased by $250,000, or 29.9%, to $1,086,500 from $836,500 for the same period in 2002.
Total revenue for the nine-month period ended September 30, 2003 increased by $1,358,000, or 69.7%, to $3,305,600 from $1,358,000 for the same period in 2002.

   Revenue derived from our Windows-based products during the three-month period ended September 30, 2003 increased by $26,600, or 6.9%, to $410,500 from $383,900 for the same period in the prior year. Revenue derived from our Windows-based products during the nine-month period ended September 30, 2003 increased by $597,400, or 69.6%, to $1,456,200 from $858,800 for the same period in 2002. The increases primarily reflect continued growth in licensing fees derived from our new GO-Global for Windows product. We believe it is a technically superior product than our Bridges for Windows and legacy Go Global products. As more customers demo GO-Global for Windows, more continue to buy new licenses as well as upgrade their previously installed base of Bridges for Windows and legacy Go Global products. Sales of these other Windows-based products have ceased as upgrades to GO-Global for Windows are made.

   Revenue derived from our UNIX-based products during the three-month period ended September 30, 2003 increased by $127,000, or 54.7%, to $359,200 from $232,200 in the same period of the prior year. Revenue derived from our UNIX-based products during the nine-month period ended September 30, 2003 increased by $431,900, or 69.9%, to $1,049,800 from $617,900 for the same period in 2002. Similar to the increases in our Windows-based products, the increases in UNIX-based product revenue primarily reflects continued growth in licensing fees for GO-Global for UNIX. We believe it is a technically superior product than our Bridges for UNIX and legacy Go Global products. As more customers demo GO-Global for UNIX, more continue to buy new licenses as well as upgrade their previously installed base of Bridges for UNIX and legacy Go Global products. Sales of these other UNIX-based products have declined as upgrades to GO-Global for UNIX are made.

   Revenue derived from the amortization of deferred maintenance fees during the three-month period ended September 30, 2003 increased by $93,100, or 81.0%, to $208,000 from $114,900 for the same period in the prior year. Revenue derived from the amortization of deferred maintenance fees during the nine-month period ended September 30, 2003 increased by $309,500, or 106.7%, to $599,600 from $290,100 for the same period in 2002. Our customers typically purchase a maintenance contract at the time they license our product. Our maintenance contracts are primarily for a one-year time period and generally are renewed upon expiration. Fees associated with the maintenance contracts are deferred and recognized as revenue ratably over the underlying service period of the maintenance contract.

   Currently, a significant portion of our licensing fees is derived from a limited number of customers, which vary, sometimes significantly, from quarter to quarter. We expect this trend to continue throughout 2003.

   During the three-month period ended September 30, 2003, one of our largest customers informed us that they would no longer be bundling GO-Global for Windows with every product they ship. Beginning in the three-month period ended December 31, 2003, they will begin offering GO-Global for Windows as an optional feature, rather than as a standard item that had previously been shipped to all customers. Although we are unable to forecast the actual amount of revenue we may derive under this new distribution model, we anticipate that revenue from this customer will be lower in future periods as compared with the current reporting period.

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

   Cost of revenue for the three-month period ended September 30, 2003 decreased by $141,600, or 31.1%, to $313,100 from $454,700 for the same period in 2002.
Cost of revenue for the nine-month period ended September 30, 2003 decreased by $390,600, or 28.5%, to $980,600 from $1,371,200 for the same period in 2002. The carrying value of certain elements of our purchased technologies was reduced to zero as part of the fixed asset impairment charge we recorded as of September 30, 2002; accordingly, no amortization expense related to these particular assets was recorded during the current year.

   During the third quarter of 2004 we expect the dollar amount of cost of revenue to decline significantly as the remaining elements of our purchased technologies become fully amortized during the first and second quarters of the year ended December 31, 2004. Offsetting these declines will be the commencement of the amortization of software development costs that we have capitalized during 2003. We began amortizing some of these development costs during the three-month period ended September 30, 2003 and expect to begin amortizing the remaining amounts during the quarter ended December 31, 2003.

   Cost of revenue was approximately 28.8% and 54.4% of revenue for the three-month periods ended September 30, 2003 and 2002, respectively, and approximately 29.7% and 70.4% of revenue for the nine-month periods then ended, respectively.

   Selling and Marketing Expenses

   Selling and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, public relations and advertising costs and the allocation of corporate overhead charges. Selling and marketing expenses for the three-month period ended September 30, 2003 increased by $33,000, or 8.5%, to $420,500 from $387,500 for the same period in 2002. Selling and marketing expenses for the nine-month period ended September 30, 2003 decreased by $423,200, or 24.7%, to $1,289,700 from $1,712,900 for the same period in 2002.

   The increase for the three-month period ended September 30, 2003 was primarily due to an increase in marketing activities, including advertising and other promotional activities. The decrease for the nine-month period ended September 30, 2003 was primarily due to the headcount reductions that were part of our 2002 restructurings. Salaries and benefits expense, net of commissions, related to our sales and marketing staff for the nine-month period ended September 30, 2003 decreased by $430,300, or 40.2%, to $641,400 from $1,071,700 for the same period in 2002.

   We anticipate that selling and marketing expenses in future periods will approximate those incurred in the three-month period ended September 30, 2003 as we continue implementing various marketing strategies aimed at growing revenue. Sales and marketing expenses were approximately 38.7% and 46.3% of revenue for the three-month periods ended September 30, 2003 and 2002, respectively and approximately 39.0% and 87.9% of revenue for the nine-month periods then ended, respectively.

   General and Administrative Expenses

   General and administrative expenses primarily consist of salaries and associated benefits, legal, professional and other outside services, certain costs associated with being a publicly held corporation, the allocation of corporate overhead charges and bad debts expense. General and administrative expenses for the three-month period ended September 30, 2003 decreased by $537,800, or 64.2%, to $300,000 from $837,800 for the same period in 2002.
General and administrative expenses for the nine-month period ended September 30, 2003 decreased by $1,157,400, or 50.4%, to $1,137,900 from $2,295,300 for the same period in 2002.

   The decreases were primarily due to a decrease in outside services, a decrease in fees paid to The Nasdaq Stock Market, a decrease in the amortization of deferred compensation expense and a decrease in salaries and associated benefits.

   The decrease in outside services was primarily due to one-time outside consulting costs incurred during the prior year when various consultants assisted us in performing strategic assessments of the Company. Included were assessments of our products and their potential for future enhancements and the development of short and long-term strategic initiatives to increase revenues, reduce costs and enhance shareholder value. Also included were investment-banking fees paid related to the potential merger we pursued during 2002 with three related firms in the telecommunications industry. For the three-month period ended September 30, 2003, outside services decreased by $153,300, or 72.9%, to $57,100 from $210,400 for the same period in the prior year. For the nine-month period ended September 30, 2003, outside services decreased by $417,200, or 73.7%, to $148,600 from $565,800 for the same period in 2002.

   The decrease in fees paid to The Nasdaq Stock Market was primarily related to our phase down from The Nasdaq National Market to The Nasdaq SmallCap Market that occurred during the prior year, as well as our delisting from The Nasdaq SmallCap Market, which occurred during the current year. For the three-month period ended September 30, 2003, no fees were paid to The Nasdaq Stock Market. For the nine-month period ended September 30, 2003, fees paid to The Nasdaq Stock Market decreased by $58,800, or 67.3%, to $28,600 from $87,400 for the same period in 2002.

   For the three-month and nine-month periods ended September 30, 2003, deferred compensation amortization expense was $0 and $0, as compared with $33,400 and $168,300 in the same periods of the prior year, respectively, due to the expiration of certain third party consulting contracts, over whose lifetime deferred compensation expense was being amortized. Under the terms of those contracts, consultants had been issued stock options, in lieu of cash, for the performance of their respective services to us. Using the Black-Scholes pricing model, a cost was calculated and assigned to each of the contracts, and capitalized as a component of equity on our balance sheet in accordance with accounting principles generally accepted in the United States. The total costs of the contracts were amortized over the respective contract's service period, all of which expired by the end of December 2002.

   Salaries and associated benefits decreased for the three-month period ended September 30, 2003 by $61,000, or 33.4%, to $121,800 from $182,800 for the same period in the prior year and by $139,300, or 27.8%, to $362,600 from $501,900 for the nine-month period ended September 30, 2003 from the same period in the prior year. The decreases were primarily due to the restructuring that occurred during September 2002.

   We anticipate that general and administrative expense in future periods will approximate those incurred during the three-month period ended September 30, 2003, except for the three-month period ended December 31, 2003. We anticipate higher general and administrative expenses during the three-month period ended December 31, 2003, primarily reflecting the costs associated with our annual shareholders meeting, scheduled for December 30, 2003. General and administrative expenses were approximately 27.2% and 100.2% of revenues for the three-month periods ended September 30, 2003 and 2002, respectively, and approximately 34.4% and 117.9% of revenues for the nine-month periods ended September 30, 2003 and 2002, respectively.

   Research and Development Expenses

   Research and development expenses consist primarily of salaries and benefits to software engineers, payments to contract programmers, allocation of corporate overhead charges, depreciation and computer related supplies. Research and development expenses for the three-month period ended September 30, 2003 decreased by $295,900, or 37.8%, to $486,800 from $782,700 for the same period in 2002. Research and development expenses for the nine-month period ended September 30, 2003 decreased by $1,368,500, or 54.7%, to $1,133,600 from
$2,502,100 for the same period in 2002.

   The decreases were primarily due to decreases in headcount, resulting from our September 30, 2002 restructuring, the reassignment of certain engineers from production to customer service, a decrease in depreciation expense, and a decrease in the allocation of corporate overhead charges.

   The headcount reductions led to decreases in salaries and fringe benefits. For the three-month period ended September 30, 2003, salaries and fringe decreased by $197,000, or 36.5%, to $342,000 from $539,000 for the same period in 2002. For the nine-month period ended September 30, 2003, salaries and fringe benefits decreased by $711,200, or 40.5%, to $1,043,900 from $1,755,100 for the same period in 2002.

   As a result of the September 30, 2002 restructuring, certain engineers who had been principally involved in development, particularly related to our Unix products, were reassigned to customer service. Customer service salaries and fringe benefits are reported as a component of cost of sales. During the three-month and nine-month periods ended September 30, 2003, $59,700 and $226,500, respectively, of salaries and fringe benefits were reported as a component of cost of sales as compared with only $45,500 and $144,000 in the respective periods of 2002. Consequently, salaries and fringe benefits were $14,200 and $82,500, or 2.6% and 4.7%, lower during the three-month and nine-month periods ended September 30, 2003, respectively, than the same periods in 2002 due to the reassigned engineers.

   Depreciation expense decreased as a result of the fixed assets that were abandoned or taken out of service as part of the September 30, 2002 restructuring as well as other assets reaching the end of their useful lives and becoming fully depreciated since the three and nine-month periods ended September 30, 2002. For the three-month period ended September 30, 2003, depreciation expense decreased by $19,700, or 34.0%, to $38,200 from $57,900 for the same period in 2002. For the nine-month period ended September 30, 2003, depreciation expense decreased by $103,400, or 45.4%, to $124,600 from $228,000 for the same period in 2002.

   The allocation of corporate overhead charges was $0 and $0 during the three and nine-month periods ended September 30, 2003, respectively, as compared with $32,200 and $78,000 during the same periods in 2002. We had relocated our corporate offices to our Bellevue, Washington engineering facility during March 2002 until the facility's closure in September 2002. Since then, our corporate offices have been in Morgan Hill, California.

   Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are to be capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during the three-month periods ended September 30, 2003 and 2002, or during the nine-month period ended September 30, 2002. Approximately $282,200 of product development costs were capitalized during the nine-month period ended September 30, 2003. Of the costs capitalized during 2003, approximately $149,100 was related to engineering performed in-house and consists of the salaries and related benefits paid to the development engineers. The remaining $133,100 that was capitalized in 2003 related to fees paid to outside consultants. The majority of these costs were incurred in the development of Go-Global for Windows version 3.0, which we estimate will be available for release during December 2003.

   We anticipate that research and development expense for the next few quarterly reporting periods, inclusive of capitalized software development costs, will approximate those incurred during the three-month period ended September 30, 2003. Research and development expenses were approximately 44.8% and 93.6% of revenues for the three-month periods ended September 30, 2003 and 2002, respectively, and approximately 34.3% and 128.5% of revenues for the nine-month periods ended September 30, 2003 and 2002, respectively.

   Other Income (Expense)

   Other income (expense) consists primarily of interest income on excess cash and losses on fixed assets taken out of service. Our excess cash is held in interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

   Other income (expense) for the three-month period ended September 30, 2003 decreased by $8,900, or 77.4%, to $2,600 from $11,500 for the same period in 2002. Other income (expense) for the nine-month period ended September 30, 2003 decreased by $64,100, or 90.0%, to $7,100 from $71,200 for the same period in 2002. The decreases were primarily due to lower amounts of excess cash on-hand throughout the current year as compared with the prior year. All of our excess cash is invested and the interest rates being paid on our invested cash during the current year were lower than those in the prior year.

   We expect other income (expense) to be lower throughout the remainder of 2003, as compared with 2002, as we expect our cash balances to be significantly lower as compared with the respective periods of the prior year, and we expect interest rates to remain low for the next several months.

   Net Loss

   As a result of the foregoing items, net loss for the three-month period ended September 30, 2003 was $511,400, a decrease of $2,469,700 or 82.9%, from a net loss of $2,981,100 for the same period during 2002. Net loss for the nine-month period ended September 30, 2003 was $1,309,200, a decrease of $7,410,300, or 85.0%, from a net loss of $8,719,500 for the same period in 2002. As a result of our continued operating loss we intend to continue to aggressively reduce our operating costs during 2003 and to pursue financing opportunities through all available means.

Liquidity and Capital Resources

   As of September 30, 2003, cash and cash equivalents totaled $730,900, a decrease of $1,227,300, or 62.8%, from $1,958,200 as of December 31, 2002.

   The decrease in cash and cash equivalents was primarily attributable to net cash used in operating activities, which was substantially comprised of our net loss of $1,309,200. Operating activities that increased cash flow included: a decrease in prepaid expenses and other current assets totaling $172,300, and an increase in deferred revenue of $124,700. Offsetting these amounts were decreases in accounts payable and accrued expenses, totaling $59,800 and $450,400, respectively, and an increase in accounts receivable, net of the allowance for doubtful accounts of $471,400.

   Our condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have suffered from recurring losses and have absorbed significant cash in our operating activities. Further, our cash balances, including both cash and cash equivalents and available-for-sale securities have declined significantly as of September 30, 2003 as compared to December 31, 2002. These matters raise substantial doubt about our ability to continue in existence as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

   We have used approximately $1,005,500 net cash in operating activities for the nine-month period ended September 30, 2003. Of this amount, $154,000 was a one-time disbursement made during June 2003 as settlement of the lease on our former engineering facility in Bellevue, Washington, which we had vacated as part of our September 30, 2002 restructuring. Also included in this amount were one-time disbursements totaling $137,000 made during August 2003 as settlement of the lease on our former corporate offices in Morgan Hill, California. Recurring operating activities have therefore consumed approximately $714,500 net cash for the nine-month period ended September 30, 2003.

   The net cash used in investing activities of $225,700 decreased cash and cash equivalents. The only significant investing activities during the current year were the capitalization of $282,200 of software development costs, primarily incurred in the development of the next release of our Windows-based product, that were offset by the forfeiture of approximately $58,100 of deposits we had had on our former facilities that were made part of the settlement of the respective leases. The purchasing of capital assets has been curtailed to a minimum amount in order to preserve our cash balances as long as possible.

   Gross accounts receivable as of September 30, 2003 increased by $467,900, or 120.5%, to $856,100, from $388,200 as of December 31, 2002. The primary reason for the increase was the timing of sales transactions during the current period when several sales transactions occurred within the last few weeks of September 2003.

   As of September 30, 2003, the cost basis of purchased technology, as adjusted by the impact of the asset impairment charge recorded during 2002, was $1,370,100. There has been no asset impairment charge recorded during 2003. Purchased technology is comprised of various acquired technologies that have been incorporated into one or more of our products. These amounts are amortized to cost of revenue, generally over a three-year period. Purchased technology amortization expense for the nine-month period ended September 30, 2003 decreased by $366,100, or 37.1%, to $621,100 from $987,200 for the same period in the prior year. The decrease was due primarily to the asset impairment charges we recorded during the year ended December 31, 2002 against various components of the purchased technology.

   Accounts payable as of September 30, 2003 decreased by $59,800, or 26.2%, to $168,900 from $228,700 as of December 31, 2002. Accounts payable are comprised of our various operating expenses and decreased due to the timing of the payment of various invoices as well as our efforts to reduce our cash expenditures as much as possible.

   Accrued expenses as of September 30, 2003 decreased by $450,400, or 56.7%, to $344,700 from $795,100 as of December 31, 2002. Accrued expenses are charges for services rendered for which an invoice has not yet been received such as consulting fees, legal and accounting fees, and utilities. Also included in accrued expenses as of December 31, 2002 was approximately $212,200 of restructuring expenses that were ultimately paid out during the nine months ended September 30, 2003. Other items that were accrued as of December 31, 2002 that were paid out during the nine month period ended September 30, 2003 included approximately $150,600 of employee costs (primarily accrued salaries, commissions and bonuses) and $100,500 of legal and accounting fees.

   Deferred revenue as of September 30, 2003 increased by $124,700, or 15.7%, to $920,800 from $796,100 as of December 31, 2002. The increase is due to the terms of the various licensing agreements and maintenance contracts we entered into during the current period as compared with the prior year, which were offset by previously deferred items being recognized as revenue, or being written off as uncollectible. Increases in deferred revenue reflect the application of generally accepted accounting principles in the United States, which set forth certain criteria for the current recognition of revenue in the financial statements. Revenues which do not currently meet the criteria for current recognition are charged to deferred revenue and are recognized either ratably over the time period during which purchased services are provided to the customer, such as maintenance contracts, or at such time that all revenue recognition criteria have been met.

   As of September 30, 2003, we had current assets of $1,559,900 and current liabilities of $1,434,400, which netted to working capital of $125,500. Included in current liabilities was deferred revenue of $920,800.

Stock Option Exchange Program

   On June 24, 2003, we announced a voluntary stock option exchange program for employees who were not executive officers or members of our Board of Directors. Under the terms of the exchange program, eligible employees had the opportunity, if they so chose, to cancel any of their outstanding unexercised options to purchase our common stock that had an exercise price greater than or equal to $0.50 in exchange for an equal number of new options to be granted at a future date. The exchange program was open until 5:00 p.m., Eastern Time, on July 23, 2003. The exercise price of the new options will be equal to the closing bid price per share of our common stock on the grant date of the new options, as reported by the OTC Bulletin Board, or its successor market, if any. The grant date is currently estimated to be on, or about January 26, 2004.

   The following table sets forth details pertaining to the eligibility and results of the exchange program as of the program's close on July 23, 2003:

                                              Eligible to       Elected to
                                Total          Exchange          Exchange
                             ------------   --------------   ---------------
   Employees                      24              21                19
     Percentage (1)             100.0%           87.5%             90.5%


   Outstanding options        2,776,161        677,917            578,935
     Percentage (1)             100.0%          24.42%             85.4%

   (1) Elected to exchange percentage calculated as a percentage of eligible to exchange. Eligible to exchange percentage calculated as a percentage of total.

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

ITEM 4. Controls and Procedures

   Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

   There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

(b) Reports on Form 8-K

   During the quarter ended September 30, 2003, we filed or furnished the following current report on Form 8-K with the Securities and Exchange
Commission:

   Current report on Form 8-K, dated August 20, 2003, was furnished on August 20, 2003. The item reported was:

   o Item 12 - Results of Operations and Financial Condition, which reported the issuance of a press release reconfirming our financial results for the quarter ended June 30, 2003.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GraphOn Corporation
                                                   (Registrant)

                                          Date:  November 14, 2003
                                          By:  /s/ Robert Dilworth
                                          ---------------------------------
                                                   Robert Dilworth,
                                         Chief Executive Officer (Interim) and
                                                 Chairman of the Board
                                             (Principal Executive Officer)

                                          Date:  November 14, 2003
                                          By:  /s/ William Swain
                                          ---------------------------------
                                                    William Swain,
                                                Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)