Form 10-K
period 2003-12-31
GRAPHON CORP/DE
filed 2004-03-30
CIK 1021435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 2003 Commission file number: 0-21683

                               GRAPHON CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                    13-3899021
   (State or other jurisdiction of                      (IRS Employer
    incorporation or organization)                    Identification No.)

                             105 Cochrane Circle
                        Morgan Hill, California 95037
                   (Address of principal executive offices)

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

  The aggregate market value of the common equity of registrant held by non-affiliates of the registrant as of June 30, 2003 was approximately $3,480,200.

  Number of shares of Common Stock outstanding as of March 19, 2004: 21,638,097 shares of Common Stock.

                         GRAPHON CORPORATION

                              FORM 10-K

                          Table of Contents

                                                                            Page
PART I.
Item 1.    Business                                                            2
Item 2.    Properties                                                          8
Item 3.    Legal Proceedings                                                   8
Item 4.    Submission of Matters to a Vote of Security Holders                 8

PART II.
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                                 9
Item 6.    Selected Financial Data                                             9
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation                                 10
Item 7A.   Quantitative and Qualitative Disclosures About
           Market Risk                                                        21
Item 8.    Financial Statements and Supplementary Data                        21
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                43
Item 9A.   Controls and Procedures                                            43

PART III.
Item 10.   Directors and Executive Officers of the Registrant                 44
Item 11.   Executive Compensation                                             45
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                     46
Item 13.   Certain Relationships and Related Transactions                     48
Item 14.   Principal Accounting Fees and Services                             48

PART IV.
Item 15.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                        50

SIGNATURES                                                                    51


                     FORWARD LOOKING INFORMATION

This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report or in any document incorporated by reference are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operation," as well as those discussed elsewhere in this report.

                                PART I

ITEM 1.  BUSINESS

General

We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use by independent software vendors (ISVs), application service providers (ASPs), corporate enterprises, governmental and educational institutions, and others.

Server-based computing, sometimes referred to as thin-client computing, is a computing model where traditional desktop software applications are relocated to run entirely on a server, or host computer. This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing. Our software architecture provides application developers with the ability to relocate applications traditionally run on the desktop to a server, or host computer, where they can be run over a variety of connections from remote locations to a variety of display devices. With our server-based software, applications can be web enabled, without any modification to the original application software required, allowing the applications to be run from browsers or portals. Our server-based technology can web-enable a variety of Unix, Linux or Windows applications.

Our headquarters are located at 105 Cochrane Circle, Morgan Hill, California, 95037 and our phone number is 1-800-GRAPHON (1-800-472-7466). Our Internet website is http://www.graphon.com. The information on our website is not part of this annual report. We also have offices in Concord, New Hampshire, Rolling Hills Estates, California and Berkshire, England, United Kingdom.

You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information that we file electronically with the SEC from time to time. Our filings with the SEC are linked to the Investors section of our Internet website.

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

With increasing demands to control corporate computing costs, industry leaders are developing technology to address total cost of ownership issues. One approach, led by Sun Microsystems and IBM, utilizes Java-based network computers, which operate by downloading small Java programs to the desktop, which in turn are used for accessing server-based applications. Another approach is Microsoft's Windows Terminal Services(TM), introduced in June 1998. It permits server-based Windows applications to be accessed from Windows-based network computers. Both initiatives are examples of server-based computing. They simplify the desktop by moving the responsibility of running applications to a central server, with the promise of lowering total cost of ownership.

   Enterprise Cross-Platform Computing

Today's enterprises contain a diverse collection of end user devices, each with its particular operating system, processing power and connection type. Consequently, it is becoming increasingly difficult to provide universal access to business-critical applications across the enterprise. As a result, organizations resort to emulation software, new hardware or costly application rewrites in order to provide universal application access.

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

Of course, businesses that run Linux or Unix on their end user devices require access to the large number of applications written for the Microsoft operating environment, such as Office 2003. Our technology enables Windows applications to be published to any client device running our GoGlobal client software, including: Linux, Unix, Windows and Macintosh desktops and devices.

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

We believe that the major benefits of our technology are as follows:

   o Lowers Total Cost of Ownership. Reducing information technology (IT) costs is a primary goal of our products. Today, installing enterprise applications is time-consuming, complex and expensive. It typically requires administrators to manually install and support diverse desktop configurations and interactions. Our server-based software simplifies application management by enabling deployment, administration and support from a central location. Installation and updates are made only on the server, thereby avoiding desktop software and operating system conflicts and minimizing at-the-desk support.

   o Web Enables Existing Applications. The Internet represents a fundamental change in distributed computing. Organizations now benefit from ubiquitous access to corporate resources by both local and remote users. However, to fully exploit this opportunity, organizations need to find a way to publish existing applications to Internet enabled devices. Our technology is specifically targeted at solving this problem. With GoGlobal, an organization can publish an existing application to an Internet enabled device without the need to rewrite the application. This reduces application development costs while preserving the rich user interface so difficult to replicate in a native Web application.

   o Connects Diverse Computing Platforms. Today's computing infrastructures are a mix of computing devices, network connections and operating systems. Enterprise-wide application deployment is problematic due to this heterogeneity, often requiring costly and complex emulation software or application rewrites. For example, Windows PCs typically may not access a company's Unix applications without installing complex PC X Server software on each PC. Typical PC X Servers are large and require an information technology professional to properly install and configure each desktop. For Macintosh, the choices are even fewer, requiring the addition of yet another vendor product. For the newer technologies, such as tablet PCs or handheld devices, application access will be challenging.

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

   o Leverages Existing PCs and Deploys New Desktop Hardware. Our software brings the benefits of server-based computing to users of existing PC hardware, while simultaneously enabling enterprises to begin to take advantage of and deploy many of the new, less complex network computers. This assists organizations in maximizing their current investment in hardware and software while, at the same time, facilitating a manageable and cost effective transition to newer devices.

   o Efficient Protocol. Applications typically are designed for network-connected desktops, which can put tremendous strain on congested networks and may yield poor, sometimes unacceptable, performance over remote connections. For ASPs, bandwidth typically is the top recurring expense when web-enabling, or renting, access to applications over the Internet. In the emerging wireless market, bandwidth constraints limit application deployment. Our protocol sends only keystrokes, mouse clicks and display updates over the network resulting in minimal impact on bandwidth for application deployment, thus lowering cost on a per user basis. Within the enterprise, our protocol can extend the reach of business-critical applications to many areas, including branch offices, telecommuters and remote users over the Internet, phone lines or wireless connections. This concept may be extended further to include vendors and customers for increased flexibility, time-to-market and customer satisfaction.

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

Our product offerings include GoGlobal for Windows and GoGlobal for Unix.

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

   o Enterprises Employing a Mix of Unix, Linux, Macintosh and Windows. Most major enterprises employ a heterogeneous mix of computing environments. Companies that utilize a mixed computing environment require cross-platform connectivity solutions, like GoGlobal, that will allow users to access applications from different client devices. It has been estimated that PCs represent over 90% of enterprise desktops. We believe that our products are well positioned to exploit this opportunity and that our server-based software products will significantly reduce the cost and complexity of connecting PCs to various applications.

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

   o VARs. The VAR channel presents an additional sales force for our products and services. In addition to creating broader awareness of Go-Global, the VAR channel also provides integration and support services for our current and potential customers. Our products allow software resellers to offer a cost effective competitive alternative for Server-Base Thin Client computing. In addition, reselling our Go-Global software creates new revenue streams for our VARs through professional services and maintenance renewals.

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

In July 1999, we entered into a five-year, non-exclusive agreement with Alcatel Italia, the Italian Division of Alcatel, the telecommunications, network systems and services company. Pursuant to this agreement, Alcatel has licensed our GoGlobal thin client PC X server software for inclusion with their Turn-key Solution software, an optical networking system. Alcatel's customers are using our server-based solution to access Alcatel's UNIX/X Network Management Systems applications from T-based PCs. Alcatel has deployed GoGlobal internally to provide their employees with high-speed network access to their own server-based software over dial-up connections, local area networks (LANs) and wide area networks (WANs). We anticipate renewing this agreement during 2004.

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

In December 2002, we agreed to an eighteen-month extension of our exclusive distribution agreement with KitASP, a Japanese application service provider, which was founded by companies within Japan's electronics and infrastructure industries, including NTT DATA, Mitsubishi Electric, Omron, RICS, Toyo Engineering and Hitachi. Pursuant to the original agreement, KitASP was granted an exclusive right, within Japan, to distribute our web-enabling technology, bundled with their ASP services, and to resell our software. The original agreement provided for an optional second year, which was exercisable at our discretion. As a result of the extension, KitASP's one-year exclusivity period has been extended for an additional 18 months in lieu of the optional second year that we had formerly held. We anticipate renewing the KitASP distribution agreement during 2004.

In March 2003, we entered into a fourth consecutive one-year, non-exclusive agreement with FrontRange, an international software and services company. Pursuant to the original agreement, we licensed our Bridges for Windows server-based software for integration with FrontRange's HEAT help desk software system. FrontRange has private labeled and completely integrated Bridges for Windows into its HEAT help desk software as iHEAT. As part of the 2003 renewal, we have licensed our GoGlobal for Windows server-based software for integration with both FrontRange's HEAT and its Client Relationship Management software package Goldmine. We anticipate renewing the FrontRange agreement during 2004.

In September 2003, we amended our non-exclusive agreement with Compuware, an international software and services company. Pursuant to this amendment, we licensed, for three years, our GoGlobal for Windows server-based software for inclusion with Compuware's UNIFACE software, a development and deployment environment for enterprise customer-facing applications. Compuware's customers are using our server-based solution to provide enterprise-level UNIFACE applications over the Internet. Compuware has private labeled and completely integrated GoGlobal for Windows into its UNIFACE deployment architecture as UNIFACE Jti. Negotiations are currently underway with Compuware on a renewal involving our latest Windows-based product, GoGlobal for Windows.

Sales, Marketing and Support

Our customers, to date, include Fortune 1000 enterprises, ISVs, VARs and large governmental organizations. Sales to FrontRange and Alcatel generated approximately 27.4% and 18.4%, respectively, of our revenues in 2003. Sales to FrontRange, Verizon and Alcatel generated approximately 28.0%, 24.4% and 13.1%, respectively, of our revenues in 2002. We consider FrontRange to be our most significant customer.

Our sales and marketing efforts will be focused on increasing product awareness and demand among ISVs, Global 10,000 enterprises, and VARs who have a vertical orientation or are focused on Unix, Linux or Windows environments. Current marketing activities include direct mail, a targeted advertising campaign, tradeshows, production of promotional materials, public relations and maintaining an Internet presence for marketing and sales purposes.

Research and Development

Our research and development efforts currently are focused on developing new products and further enhancing the functionality, performance and reliability of existing products. We invested $1,797,200, $3,129,800 and $4,530,900 in research and development in 2003, 2002 and 2001, respectively, including capitalized software development costs of $282,200, $298,500 and $396,500, respectively. We expect research and development expenditures in 2004 to approximate 2003 levels. We have made significant investments in our protocol and in the performance and development of our server-based software.

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

Operations

Our current staff performs all purchasing, order processing and shipping of our products and accounting functions related to our operations. Production of software masters, development of documentation, packaging designs, quality control and testing are also performed by us. When required by a customer, CD-ROM and floppy disk duplication, printing of documentation and packaging are also accomplished through in-house means. We generally ship products electronically immediately upon receipt of order. As a result, we have relatively little backlog at any given time, and do not consider backlog a significant indicator of future performance. Additionally, since virtually all of our orders are currently being fulfilled electronically, we do not maintain any prepackaged inventory.

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

Employees

As of March 18, 2004, we had a total of 25 employees, including six in marketing, sales and support, 15 in research and development and four in administration and finance. We believe our relationship with our employees is good. No employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

We currently occupy approximately 500 square feet of office space in Morgan Hill, California. The office space is rented pursuant to an oral month-to-month lease, which became effective in September 2003. Rent on the Morgan Hill facility is approximately $1,200 per month, which is inclusive of various fees proportioned to us under the terms of the lease agreement.

During October 2003 we entered into a one-year lease for approximately 3,300 square feet of office space in Concord, New Hampshire. Rent on the Concord facility is approximately $5,000 per month.

We also occupy leased facilities in Rolling Hills Estates, California and Berkshire, England, United Kingdom. The Rolling Hills Estates and Berkshire offices are very small and each are leased on a month-to-month basis. Rent on the Rolling Hills Estates office is approximately $1,000 per month and the rent on the Berkshire, England office, which fluctuates slightly depending on exchange rates, is approximately $400 per month.

We believe our current facilities will be adequate to accommodate our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not party to any legal proceedings that we believe will have a material negative impact on our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

Our 2003 Annual Meeting of Stockholders was held on December 30, 2003. At the meeting, one director was reelected. The vote was as follows:

                                   For          Withheld
                               ----------      ---------
            Michael Volker     13,346,253      1,403,615

The following individuals continue in their capacity as directors: Robert Dilworth, August Klein and Gordon Watson. Their current terms expire during 2004, 2004 and 2005, respectively.

The shareholders approved the increase in our stock option plan. The result of the vote for the amendment of our 1998 Stock Option/Stock Issuance Plan to increase the number of shares of common stock available thereunder from 3,655,400 to 4,455,400 was as follows:

                    For          Against         Abstain
                    ---          -------         -------
                 3,553,848      1,879,947        11,831

Also at the meeting, the shareholders ratified the reappointment of BDO Seidman, LLP as our independent auditors for fiscal 2003. The vote was as follows:

                    For          Against         Abstain
                    ---          -------         -------
                14,616,890       112,837         20,141

                              PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock. From August 9, 2000 to May 27, 2002, our common stock was quoted on the Nasdaq National Market System. From May 28, 2002 to March 26, 2003, our common stock was quoted on the Nasdaq SmallCap Market System. Since March 27, 2003 our common stock has been quoted on the Over-the-Counter Bulletin Board. Our common stock is quoted under the symbol "GOJO."

                Fiscal 2003        Fiscal 2002
               -------------      -------------
   Quarter     High     Low        High    Low
               -----  ------      ------  -----
      1st      $0.28   $0.13      $ 0.80  $0.24
      2nd      $0.34   $0.13      $ 0.37  $0.15
      3rd      $0.28   $0.18      $ 0.52  $0.08
      4th      $0.28   $0.15      $ 0.29  $0.12

On March 18, 2004, there were approximately 148 holders of record of our common stock. On March 18, 2004, the last reported sales price was $0.77.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our historical financial statements and the notes thereto included elsewhere herein. Our selected historical financial data as of December 31, 2003, 2002, 2001, 2000, and 1999, and for the years ended December 31, 2003,
2002, 2001, 2000, and 1999 have been derived from our financial statements which have been audited by BDO Seidman LLP, independent public accountants.

Statement of Operations Data:

                                                                  Year Ended December 31,
                                             2003           2002           2001            2000           1999
                                        -------------  --------------  -------------  -------------  --------------
                                                  (Amounts in thousands, except share and per share data)

Revenues                                 $      4,170  $        3,535  $       5,911  $       7,567  $        3,635
Costs of revenues                               1,371           1,680          2,613          1,044           2,800
                                         ------------  --------------  -------------  -------------  --------------
Gross profit                                    2,799           1,855          3,298          6,523             835
                                         ------------  --------------  -------------  -------------  --------------
Operating expenses:
   Selling and marketing                        1,680           2,235          5,989          5,750           3,279
   General and administrative                   1,419           2,801          4,561          4,653           2,265
   Research and development                     1,515           2,831          4,134          4,060           2,467
   Asset impairment loss                            -             914          4,501              -               -
   Restructuring charge                            80           1,943              -              -               -
                                         ------------  --------------  -------------  -------------  --------------
     Total operating expenses                   4,694          10,724         19,185         14,463           8,011
                                         ------------  --------------  -------------  -------------  --------------
Loss from operations                           (1,895)         (8,869)       (15,887)        (7,940)         (7,176)
Other income (expense) net                          8              77            410         (1,434)            144
                                         ------------  --------------  -------------  -------------- --------------
Loss before provision
   for income taxes                            (1,887)         (8,792)       (15,477)        (9,374)         (7,032)
Provision for income taxes                          -               -              1              1               1
                                         ------------  --------------  -------------  -------------  --------------
Net loss                                 $     (1,887) $       (8,792) $     (15,478) $      (9,375) $       (7,033)
                                         ============  ==============  =============  =============  ==============
Basic and diluted loss per share         $      (0.11) $        (0.50) $       (0.97) $       (0.65) $        (0.71)
                                         ============  ==============  =============  =============  ===============
Weighted average common
   shares outstanding                      16,607,328      17,465,099     16,007,763     14,396,435       9,950,120
                                         ============  ==============  =============  =============  ==============

                                                                    As of December 31,
                                              2003          2002           2001            2000           1999
                                         ------------  --------------  -------------  -------------  --------------
                                                                  (Amounts in thousands)
Working capital                          $       (145) $          668  $       6,173  $      12,879  $       11,701
Total assets                                    2,562           4,550         12,986         21,040          15,224
Total liabilities                               1,715           1,820          1,660          1,983             842
Shareholders' equity                              847           2,730         11,326         19,057          14,382


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

The first table that follows sets forth our income statement data for the years ended December 31, 2003 and 2002, respectively, and calculates the dollar change and percentage change from 2002 to 2003 in the respective line items. The second table that follows presents the same information for the years ended December 31, 2002 and 2001.

                                   Year Ended
                                  December 31,
                              -------------------    Dollars  Percentage
(Dollars in 000s)                2003       2002      Change    Change
-----------------             --------   --------   --------   -------
Revenue                       $  4,170   $  3,535   $    635      18.0%
Cost of sales                    1,371      1,680       (309)    (18.4)
                              --------   --------   --------   -------
Gross Profit                     2,799      1,855        944      50.9
                              --------   --------   --------   -------
Operating expenses:
Selling & marketing              1,680      2,235       (555)    (24.8)
General & administrative         1,419      2,801     (1,382)    (49.3)
Research & development           1,515      2,831     (1,316)    (46.5)
Fixed assets impairment              -        914       (914)   (100.0)
Restructuring charge                80      1,943     (1,863)    (95.9)
                              --------   --------   --------   -------
Total operating expenses         4,694     10,724     (6,030)    (56.2)
                              --------   --------   --------   -------
Loss from operations            (1,895)    (8,869)     6,974      78.6
                              --------   --------   --------   -------
Other income (expense):
Interest & other income             13        153       (140)    (91.5)
Interest & other expense            (5)       (76)        71      93.4
                              --------   --------   --------   -------
Total other income (expense)         8         77        (69)    (89.6)
                              --------   --------   --------   -------
Loss before provision
  for income taxes              (1,887)    (8,792)     6,905      78.5
Provision for income taxes           -          -          -         -
                              --------   --------   --------   -------
Net loss                      $ (1,887)  $ (8,792)  $  6,905      78.5%
                              ========   ========   ========   =======

                                    Year Ended
                                   December 31,
                                -------------------    Dollars  Percentage
(Dollars in 000s)                 2002       2001      Change     Change
-----------------               --------   --------   --------   -------
Revenue                         $  3,535   $  5,911   $ (2,376)    (40.2%)
Cost of sales                      1,680      2,613       (933)    (35.7)
                                --------   --------   --------   -------
Gross Profit                       1,855      3,298     (1,433)    (43.8)
                                --------   --------   --------   -------
Operating expenses:
Selling & marketing                2,235      5,989     (3,754)    (62.7)
General & administrative           2,801      4,561     (1,760)    (38.6)
Research & development             2,831      4,134     (1,303)    (31.5)
Fixed assets impairment              914      4,501     (3,587)    (79.7)
Restructuring charge               1,943          -      1,943       n/a
                                --------   --------   --------   -------
Total operating expenses          10,724     19,185     (8,461)    (44.1)
                                --------   --------   --------   -------



Loss from operations              (8,869)   (15,887)     7,018      44.2
                                --------   --------   --------   -------
Other income (expense):
Interest & other income              153        516       (363)    (70.4)
Interest & other expense             (76)       (65)       (11)    (16.9)
Loss on long-term investment           -        (41)        41     100.0
                                --------   --------   --------   -------
Total other income (expense)          77        410       (333)    (81.2)
                                --------   --------   --------   -------
Loss before provision
  for income taxes                (8,792)   (15,477)     6,685      43.2
Provision for income taxes             -          1         (1)   (100.0)
                                --------   --------   --------   -------
Net loss                        $ (8,792)  $(15,478)  $  6,686      43.2%
                                ========   ========   ========   =======

Revenues. Our revenues are primarily derived from product licensing fees. Other sources of revenues include service fees from maintenance contracts and private labeling fees. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name. Currently, we do not generate a significant amount of revenue from private labeling transactions, nor do we anticipate generating a significant amount of revenue from them during 2004. The increase in revenues in 2003 from 2002 was due primarily to increases in product licensing fees and the revenue recognized from items previously deferred, principally deferred maintenance revenue.

The decrease in revenues in 2002 from 2001 was due primarily to a decrease in licensing fees derived from licensing our patented technology. During 2002 we recognized $0 in patent licensing revenue as compared to approximately $2,200,000 during 2001. We believe that the market for licensing our patented technology is very limited, accordingly, we wrote the carrying value of our patent down to $0 as part of our year end 2001 asset impairment write off. We do not anticipate recognizing licensing revenue from our patent in the future.

We recognized approximately $1,649,000 of revenue from product licensing fees for our Windows-based products during 2003 as compared with approximately $1,394,200 during 2002, an increase of $254,800, or 18.3%. The increase was primarily due to our customers' response to the release of the significantly upgraded version of our Windows product, GoGlobal for Windows, during the fourth quarter of 2002. We expect 2004 product licensing fee revenue from our Windows-based products to exceed 2003 levels as we enhance and introduce additional features to GoGlobal for Windows and increase our overall sales and marketing efforts during 2004.

The amount of revenue we recognized from product licensing fees for our Windows-based products in 2002 decreased from 2001, to approximately $1,394,200 as compared with $2,203,700, respectively, a decrease of $809,500, or 36.7%. The decrease was principally due to the overall decrease in corporate spending pervasive throughout the economy as well as the delay in releasing the upgraded version of our Windows-based product, until the fourth quarter of 2002.

We recognized approximately $1,523,100 of revenue from product licensing fees for our Unix-based products during 2003 as compared with approximately $1,547,800 during 2002, a decrease of $24,700, or 1.6%. During the fourth quarter of 2002, we entered into a significant one-time transaction with a customer that generated approximately $552,500 of Unix product licensing fee revenue. Net of this transaction, 2003 revenue from Unix product licensing fees increased by approximately $527,800, or 53.0%, from 2002 levels. Approximately $300,000 of this increase has come from one long-standing Unix ISV customer. We expect 2004 product licensing fee revenue from our Unix-based products to exceed 2003 levels as we enhance our Unix-based products and increase our overall sales and marketing efforts during 2004.

We recognized approximately $1,547,800 of product licensing fees revenue from our Unix-based products during 2002 as compared with approximately $1,222,300 during 2001, an increase of $325,500, or 26.6%. Net of the one-time transaction described in the preceding paragraph, 2002 revenue from Unix product licensing fees decreased by approximately $227,000, or 18.6%, from 2001 levels. This decrease was principally due to the delay in introducing our GoGlobal for Unix product until the second quarter of 2002, as well as the continued weakness in the overall economy.

Our licensing fees have been realized from a limited number of customers. As such, revenues from these products have varied from quarter to quarter reflecting the aggregate demand of the individual customers. We expect our quarterly licensing fees to continue to vary during 2004.

During 2003, we recognized approximately $830,900 of revenue from service fees that had previously been deferred, an increase of $388,700, or 87.9%, from the approximately $442,200 recognized during 2002. The $442,200 of revenue from service fees that we recognized during 2002 was an increase of $158,200, or 55.7%, from the $284,000 we recognized during 2001. The main factor contributing to the 2003 increase was the large Unix transaction that we entered into during the fourth quarter of 2002, which was discussed elsewhere within this section. That transaction included approximately $300,000 worth of service fees that are being amortized over a three-year period. A negligible amount of deferred service fees was recognized as revenue from this transaction during 2002 as compared with approximately $100,000, or one full-year's worth, during 2003.

A general factor contributing to both the 2003 and 2002 increases in revenue from service fees sold was the steady increase in their sales since December 31, 2001. Deferred revenue, as reported on our balance sheet, was $1,192,000, $796,100 and $577,800 as of December 31, 2003, 2002 and 2001, respectively.
Growth in our deferred revenue balance is primarily indicative of the sale of maintenance contracts. Revenue from maintenance contracts is recognized ratably over the underlying service periods, which, in our case and depending on the respective contract, can be either one, two, three or five years in length. Although the deferred revenue balance reported as of December 31, 2001, 2002 and 2003, respectively, has continued to increase, the amount of revenue recognized from service fees has also increased because of the high amount of maintenance contracts carrying one-year service terms.

We anticipate that many of our customers will enter into, and periodically renew, maintenance contracts to ensure continued product updates and support. Revenue from deferred items was approximately 19.9%, 12.5% and 4.8% of revenue in 2003, 2002 and 2001, respectively. We expect revenue from deferred items in 2004 to exceed 2003 levels.

Revenues from our three largest customers for 2003 represented approximately 27.4%, 18.4% and 9.2%, respectively, of total revenues. These three customers' December 31, 2003 year-end accounts receivable balances represented approximately 0.0%, 28.0% and 44.1% of reported net accounts receivable. By March 18, 2004, we had collected the majority of these outstanding balances. Revenues from our three largest customers for 2002 represented approximately 26.9%, 23.4% and 12.5%, respectively, of total revenues. These three customers' December 31, 2002 year-end accounts receivable balances represented approximately 0.0%, 0.0%, and 15.1% of reported net accounts receivable. By March 21, 2003, we had collected the substantial majority of this outstanding balance.

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

The decreases in cost of revenues in 2003 from 2002 and in 2002 from 2001 were due to the write-downs of the estimated remaining carrying values of our intangible assets that were recorded during the third quarter of 2002 as well as the fourth quarter of 2001.

As more fully explained below under Asset Impairment Loss, during September 2002 and December 2001, we wrote down the historical cost of various components of our purchased technology assets as part of our periodic assessments of asset impairment. The amortization of our technology assets, as explained above, is recorded as a component of Cost of Revenues. As a result of these write-downs and that certain components of our intangible assets will become fully amortized during 2004, we expect that our cost of revenues will be significantly lower in 2004 as compared with 2003. Cost of revenues were approximately 32.9%, 47.5% and 44.2%, of total revenues for the years 2003, 2002 and 2001, respectively.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries, sales commissions, non-cash compensation, travel expenses, trade show related activities and promotional costs.

The decrease in sales and marketing expenses in 2003 from 2002 was primarily caused by decreased human resources costs ($392,900), trade show activities and promotional costs ($134,300) and travel and entertainment ($62,600). Partially offsetting these decreases was an increase in outside consulting services ($115,800). The reasons for these changes were as follows:

   o The decrease in human resources costs was the result of the restructurings made in 2002.
   o The decrease in trade shows activities and promotional costs was part of our decision in 2002 to cut these costs to a minimal level while using our remaining cash on strategic engineering initiatives.
   o The decrease in travel and entertainment was due to the reductions in head count in 2002 as well as prioritizing the engineering initiatives over sales and marketing activities.

   o The increase in outside consulting services reflected the hiring of a marketing firm to assist with marketing efforts during 2003, once various elements of the engineering initiatives reached completion.

The decrease in sales and marketing expense in 2002 from 2001 was primarily caused by decreased human resources costs ($2,057,200), public relations ($399,300), the allocation of corporate overheads ($390,900), travel and entertainment ($236,300), outside services ($197,400), recruitment, including relocation ($155,500), and deferred compensation expense ($80,200). The reasons for these decreases were as follows:

   o The decreased human resources costs were the result of the restructurings undertaken during 2002 and 2001. We reduced sales and marketing headcount from 24 at year-end 2001 to nine at the end of 2002.
   o Public relations costs were reduced as we elected not to renew our contract with a public relations firm, upon its expiration during 2001.
   o The allocation of corporate overheads was reduced as a result of the headcount decrease as well as the overall lowered cost structure.
   o Travel and entertainment expenses decreased primarily due to the reduction in headcount.
   o The decrease in outside services resulted from electing to not renew a contract with a marketing services firm.
   o The decrease in recruitment, including relocation, was a result of the headcount reductions.
   o The decrease in deferred compensation expense was because the amounts previously deferred became fully amortized during 2002.

We expect that cumulative sales and marketing expenses in 2004 will be higher than those incurred during 2003. Driving the higher expected costs during 2004 are planned expansions of the sales force and marketing efforts, including trade show participation, direct mail campaigns and other advertising efforts. Sales and marketing expenses were approximately 40.3%, 63.2% and 101.3% of total revenues for the years 2003, 2002 and 2001, respectively.

General and Administrative Expenses. General and administrative expenses primarily consist of salaries, legal and professional services, non-cash compensation, insurance and bad debts expense.

The decrease in general and administrative expenses in 2003 from 2002 was primarily caused by decreased outside services ($446,000), legal fees ($324,800), deferred compensation ($187,400), insurance ($158,600) travel and entertainment ($141,000) and human resources costs ($173,100). The reasons for these decreases were as follows:

   o We abandoned the merger talks we had conducted throughout 2002 with three related entities in the telecommunications industry, thus reducing our needs for general and administrative outside services during 2003. Also contributing to lower outside consulting fees during 2003 were lower fees charged by our Interim Chief Executive Officer.
   o As a result of the abandonment of the merger talks, we also reduced the need for legal services.
   o The decrease in deferred compensatin expense was because the amounts previously deferred became fully amortized during 2002.
   o We discontinued our director's and officer's liability insurance policy during 2003, hence insurance expense decreased.
   o Travel and entertainment and human resource costs were lower in 2003 as a result of the reduction in headcount experienced as part of the restructurings that occurred in 2002.

The decrease in general and administrative expense in 2002 from 2001 was primarily caused by decreased compensation expense ($823,700), human resources costs ($593,300), legal fees ($216,200), the allocation of corporate overheads ($179,800) and a decrease in the bad debts reserve ($299,700). Offsetting these decreases was an increase in outside service ($592,200). The reasons for these changes were as follows:

   o Deferred compensation decreased in 2002 as the amounts that had been previously deferred became fully amortized during 2002.
   o Human resources costs decreased as a result of the 2002 restructurings. We reduced general and administrative headcount from nine at year-end 2001 to four at year-end 2002.

   o Lower legal fees were the result of settling the lawsuit with Citrix during 2001, which was partially offset by legal fees incurred as part of the merger negotiations that occurred during 2002.
   o The allocation of corporate overheads reflected an overall lower cost base and fewer employees in the allocation pool, both resulting from the 2002 and 2001 restructurings.
   o The decrease in the bad debts reserve was due to an overall lower accounts receivable level as well as the collection of previously written off accounts.
   o These decreases were offset by increased outside services, which resulted from consulting fees associated with the merger that was under consideration in 2002 as well as the commencement of fees being paid to our Interim Chief Executive Officer.

The ending balance of our allowance for doubtful accounts as of December 31, 2003, 2002 and 2001, was $46,800, $50,300 and $350,000, respectively. Bad debts expense was $16,300, $31,600 and $250,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

We anticipate that cumulative general and administrative expense in 2004 will be lower than those incurred during 2003. General and administrative expenses were approximately 34.0%, 79.2% and 77.2% of 2003, 2002 and 2001 total revenues, respectively.

Research and Development Expenses. Research and development expenses consist primarily of salaries and benefits paid to software engineers, payments to contract programmers, and facility expenses related to our remotely located engineering offices.

The decrease in research and development expense in 2003 from 2002 was primarily caused by decreased human resources costs ($693,500), depreciation of fixed assets ($130,100), rent ($113,000), the allocation of corporate overheads ($78,000), outside services ($38,100) and an increase in customer service costs ($144,600). The reasons for these changes were as follows:

   o Human resources costs were decreased as a result of the 2002 restructuring. We began 2002 with 28 Research and development employees and ended the year with 15. No changes were made to research and development headcount during 2003.
   o The decrease in depreciation expense was due to the timing of various assets reaching the end of their useful lives, as well as an overall decrease in the asset base that resulted from the 2002 and 2001 restructuring charges.
   o The decrease in rent was primarily due to the negotiated settlement of the lease on our former Bellevue, Washington engineering offices.
   o The allocation of corporate overheads decreased as a result of the headcount reductions as well as the overall lowered cost structure resulting from the 2002 and 2001 restructurings.
   o The reduction in outside services was primarily due to the non-renewal of an engineering consultant's contract as the requested work had been completed.
   o Customer service costs consist primarily of wages and benefits paid to various engineers and are charged to cost of sales. More engineering time was spent providing customer service during 2003, as compared to 2002, consequently, more costs were charged to cost of sales than to research and development.

The decrease in research and development expense in 2002 from 2001 was primarily caused by decreased human resources costs ($839,100), outside services ($379,400) and an increase in customer service costs ($132,400). These decreases were partially offset by a decrease in capitalized software development costs ($98, 100). The reasons for these changes were as follows:

   o Human resources were decreased as a result of the 2002 and 2001 restructurings. We began 2001 with 35 research and development employees and ended the year with 28. During 2002, we reduced headcount further, to 15.
   o The decrease in outside services resulted primarily from the non-renewal of an engineering contract with an engineering consulting firm that had completed the task for which they were engaged.
   o Customer service costs increased, resulting from an increase in maintenance contracts being purchased by our customers.
   o Partially offsetting these decreases was a decrease in capitalized software development costs. When these costs are capitalized, there are reclassified from research and development expense to the capitalized software account on the balance sheet. Consequently, a reduction in capitalization causes expense to increase. We only capitalize our software development costs when certain criteria are met.

We believe that a significant level of investment for research and development is required to remain competitive. Accordingly, during 2004 we will continue working towards our goal of full maturity for our products through a combination of in-house and contracted research and development efforts. We anticipate that these efforts will include a combination of enhancing the functionality of our current product offerings and adding additional features to them. Research and development expense was approximately 36.3%, 80.1% and 70.0% of total revenues for the years 2003, 2002 and 2001, respectively.

Asset Impairment Loss. During 2002 and 2001, we recorded impairment charges of $914,000 and $4,500,900, respectively, against several of our intangible assets, primarily capitalized technology assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be addressed, including the following:

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

Based on studies of the various factors affecting asset impairment, as outlined above, the following asset impairment charges were determined to be necessary in order to reduce the carrying value of certain of these assets to our current estimate of the present value of the expected future cash flows to be derived from these assets:

                                     Net Book Value         Impairment      Net Book Value
                                    Before Impairment       Write Down     After Impairment
                                    ----------------      -------------    ---------------
   2002 Impairment
   Purchased Technology             $      2,145,200      $     775,100    $     1,370,100
   Capitalized Software                      277,800            138,900            138,900
                                    ----------------      -------------    ---------------
   Totals                           $      2,423,000      $     914,000    $     1,509,000
                                    ================      =============    ===============
   2001 Impairment
   Purchased Technology             $      7,283,300      $   4,150,900    $     3,132,400
   Patent                                    350,000            350,000                  -
                                    ----------------      -------------    ---------------
   Totals                           $      7,633,300      $   4,500,900    $     3,132,400
                                    ================      =============    ===============


We do not anticipate recording an asset impairment charge during 2004. The asset impairment charges were approximately 0.0%, 25.9% and 76.2% of total revenues for the years 2003, 2002 and 2001, respectively.

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

                                                                                          Ending Balance
                                    Restructuring           Cash            Non-cash      Restructuring
Category                               Charge             Payments           Charges          Accrual
--------                            -------------      -------------     -------------    --------------
Year ended December 31, 2002:
     Employee severance             $     831,000      $    (831,000)    $           -    $            -
     Fixed assets abandonment             657,800                  -          (657,800)                -



     Minimum lease payments               443,800           (161,600)                -           282,200
     Other                                 10,200            (10,200)                -                 -
                                    -------------      -------------     -------------    --------------
     Totals                         $   1,942,800      $  (1,002,800)    $    (657,800)   $      282,200
                                    =============      =============     =============    ==============

During 2003 we negotiated settlements of the leases for our former offices in Bellevue, Washington and Morgan Hill, California, which completed the restructuring activities that had been approved under EITF 94-3 during 2002 and had begun in 2002, as explained above. Additionally, we relocated our Morgan Hill, California offices from 400 Cochrane Circle to 105 Cochrane Circle and further disposed of certain assets that were no longer in service. To the extent that the December 31, 2002 ending restructuring charge accrual balance was less than the costs incurred for these activities, we recorded an additional restructuring charge during 2003. A summary of the restructuring charges recorded during 2003 is as follows:

                                                                                         Ending Balance
                                    Restructuring           Cash            Non-cash     Restructuring
Category                               Charge             Payments           Charges        Accrual
--------                            -------------      -------------     ------------    --------------
Year ended December 31, 2003:
     Opening accrual balance        $           -      $           -     $          -    $      282,200
     Fixed assets abandonment              42,200                  -          (42,200)                -
     Leases settlements - rent             36,800           (269,000)               -          (232,200)
     Deposits forfeited                    16,000                  -          (56,000)          (40,000)
     Commissions                           12,000            (22,000)               -           (10,000)
     Other (1)                            (26,900)                 -           26,900                 -
                                    -------------      -------------     ------------    --------------
     Totals                         $      80,100      $    (291,000)    $    (71,300)   $            -
                                    =============      =============     ============    ==============

(1) Includes the write-off of deferred rent associated with the Morgan Hill lease and other miscellaneous items.

During June 2003, we negotiated a buy out of the lease for our former engineering offices in Bellevue, Washington. The total buy out price was approximately $184,000 and consisted of a lump-sum cash payment of $144,000, the forfeiture of an approximate $40,000 security deposit and a $10,000 commission to the real estate broker who was involved in the transaction. It is estimated that the buy out saved approximately $355,800 over what would have been the remainder of the lease term.

During August 2003, we negotiated a buy out of the lease for our former corporate offices in Morgan Hill, California. The total buy out price was approximately $153,000 and consisted of a lump-sum cash payment of $125,000, the forfeiture of an approximate $16,000 security deposit and a $12,000 commission to the real estate broker who was involved in the transaction. It is estimated that the buy out saved approximately $270,000 over what would have been the remainder of the lease term.

The net aggregate amount of the annual lease payments made under all of our leases in the years 2003, 2002 and 2001 was approximately $295,400, $525,700 and $558,700, respectively.

Interest and Other Income. During 2003, 2002 and 2001, the primary component of interest and other income was interest income derived on excess cash. Our excess cash was held in relatively low-risk, highly liquid investments, such as U.S. Government obligations, bank and/or corporate obligations rated "A" or higher by independent rating agencies, such as Standard and Poors, or interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars. The decreases in interest income in 2003 from 2002 and 2002 from 2001, was due to lower average cash and cash equivalents, and available-for-sale securities balances in 2003 as compared with 2002, and 2002 as compared with 2001. Additionally, the decreases were reflective of a decrease in our portfolio's average yield rate, which reflected the market's response to the cuts and subsequent stabilization made in interest rates by the Federal Reserve during these time periods.

The lower average cash and cash equivalents and available-for-sale securities balances at year end 2003, 2002 and 2001, as compared with each respective preceding year, is primarily due to the outflow of approximately $712,500, $4,606,000 and $6,752,700, during each year, respectively, resulting from our operations. As more fully explained under Liquidity and Capital Resources, we have been consuming cash in our operations and have seen our cash reserves continually decline for the past several years. Interest and other income was approximately 0.3%, 4.3% and 8.7% of total revenues for the years 2003, 2002 and 2001, respectively.

Interest and Other Expense. Interest and other expense consists primarily of the cost of accrued interest on bonds and other investments that we purchased with our excess cash. The decrease in 2003 from 2002 was primarily due to our discontinuance of purchasing bonds with our excess cash. The increase in 2002 from 2001 was primarily due to faster rollovers of investments, as we required more readily available cash to finance our operations. The faster rollovers were reflective of the shorter time frame that we decided to keep the excess cash invested. These increases were partially offset by cumulative marked-to-market gains recorded on the value of the securities held in our investment account.

Interest and other expense was approximately 0.1%, 2.2% and 1.1% of total revenues for the years 2003, 2002 and 2001, respectively.

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

In January 2004, we raised $1,150,000 through the private placement of 5,000,000 shares of our common stock and five-year warrants to purchase 2,500,000 shares of our common stock at an exercise price of $0.33 per shares (the "private placement"). Net proceeds of approximately $975,000 were available for operating needs after the payment of commissions, legal and other fees associated with the private placement.

We are continuing to operate the business on a cash basis by striving to bring our cash expenditures in line with our revenues. We are simultaneously looking at ways to improve or maintain our revenue stream. Additionally, we continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity. We anticipate increasing our sales and marketing and research and development expenditures during 2004 as we believe further development of these areas are critical to our ability to continue our business as a going concern. We believe that improving or maintaining our current revenue stream, coupled with our cash on hand, including the cash raised in the private placement, will support these planned increases during 2004.

During 2003 we used $712,500 of cash from our operating activities that related primarily to our net loss of $1,886,600, offset by non-cash items including depreciation and amortization, totaling $1,248,400, and the non-cash portion of the restructuring charge of $42,200. Operating cash outflow was generated by an aggregate decrease in cash from operating assets and liabilities of $115,600, which was partially offset by a $3,500 decrease in our provision for doubtful accounts.

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

The cash outflow generated from aggregated operating assets and liabilities was primarily due to the reductions in both accounts payable and accrued expenses as of year-end 2003 as compared to year-end 2002. These decreases both primarily resulted from the continued cost-cutting measures we enacted throughout 2003.

We are exploring options available to increase revenues and to find alternative sources of financing our operations. If we were unsuccessful in identifying and implementing such options, we would face a severe constraint on our ability to sustain operations in a manner that would create future growth and viability, and we may need to cease operations entirely.

During 2003 we consumed $225,700 of cash in our investing activities that included the capitalization of software development costs, totaling $282,200, which were partially offset by a decrease in other assets of $58,100. The decrease in other assets was primarily attributable to the approximate $40,000 and $16,000 deposits we forfeited upon the settlement of our lease obligations for our former engineering facility in Bellevue, Washington, and corporate offices in Morgan Hill, California, respectively, as explained elsewhere within this section.

The capitalized software development costs were incurred in the development of GoGlobal for Windows, our latest Windows-based product upgrade.

As of December 31, 2003, cash and cash equivalents were approximately $1,025,500. We anticipate that our cash and cash equivalents as of December 31, 2003, together with anticipated revenue from operations, cost savings from the 2003 and 2002 restructuring charges, the 2002 asset impairment charges and the approximate $975,000 we raised in the private placement will be sufficient to meet our working capital and capital expenditure needs through the next twelve months. We have no material capital expenditure commitments for the next twelve months. However, due to the inherent uncertainties associated with predicting future operations, there can be no assurances that such anticipated revenue and cumulative operational savings will ultimately be realized during the next twelve months.

During October 2003 we entered into a one-year lease for the period November 1, 2003 through October 31, 2004, for approximately 3,300 square feet of office space in Concord, New Hampshire. Rent on the Concord facility is approximately $5,000 per month, consequently, we are committed to making rental payments on this facility totaling approximately $50,000 in 2004.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others," (FIN 45) which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 31, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, " Accounting for Stock-Based Compensation - Transition and Disclosure." (SFAS 148) This Statement amends SFAS 123, "Stock-Based Compensation," (SFAS 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ended after December 31, 2002. In compliance with SFAS 148 we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangement as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employee" (APB 25).

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," (FIN 46) which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. It is expected that the adoption of FIN 46 will not have a material impact on our consolidated results of operations or financial position.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. It is expected that the adoption of SFAS 149 will not have a material impact on our consolidated results of operations or financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 generally is effective for financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. It is expected that the adoption of SFAS 150 will not have a material impact on our consolidated results of operations or financial position.

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," (SAB 104) which codifies, revised and rescinds certain sections of SAB No. 101, "Revenue Recognition," (SAB 101) in order to make this interpretive guidance consistent with current authoritative guidance. The changes noted in SAB 104 did not have a material impact on our consolidated results of operations or financial position.

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

   We Have A History Of Operating Losses And Expect These Losses To Continue, At Least For The Near Future.

We have experienced significant losses since we began operations. We expect to continue to incur losses at least for the near future. We incurred net losses of approximately $1,886,600, $8,792,500 and $15,478,000 for the years ended December 31, 2003, 2002 and 2001, respectively. We expect our expenses to increase as we have planned to increase our sales and marketing efforts, however, we cannot give assurance that revenues will increase sufficiently to exceed costs. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Index to Consolidated Financial Statements
                                                                            Page
Report of Independent Certified Public Accountants........................... 23
Consolidated Balance Sheets as of December 31, 2003 and 2002................. 24
Consolidated Statements of Operations and Comprehensive Loss for
  the Years Ended December 31, 2003, 2002, and 2001...........................25
Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2003, 2002 and 2001................. ..........................26
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2003, 2002 and 2001............................................27
Summary of Significant Accounting Policies....................................28
Notes to Consolidated Financial Statements....................................31
Report of Independent Certified Public Accountants on
  Supplemental Schedule.......................................................41
Supplemental Schedule II......................................................42

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheets of GraphOn Corporation and Subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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




/s/ BDO Seidman, LLP
BDO Seidman, LLP
San Jose, California
February 23, 2004

                                       GraphOn Corporation
                                   Consolidated Balance Sheets

December 31,                                                            2003            2002
------------                                                       ------------    ------------
CURRENT ASSETS
     Cash and cash equivalents .................................   $  1,025,500    $  1,958,200
     Accounts receivable, net of allowance for doubtful accounts
      of $46,800 and $50,300 ...................................        521,100         337,900
     Prepaid expenses and other current assets .................         23,100         192,000
                                                                   ------------    ------------
TOTAL CURRENT ASSETS ...........................................      1,569,700       2,488,100
                                                                   ------------    ------------
Property and equipment, net ....................................        144,800         421,900
Purchased technology, net ......................................        335,000       1,163,100
Capitalized software, net ......................................        500,600         406,500
Other assets ...................................................         11,900          70,000
                                                                   ------------    ------------
TOTAL ASSETS ...................................................   $  2,562,000    $  4,549,600
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ..........................................   $     52,300    $    228,700
     Accrued liabilities .......................................        470,800         795,100
     Deferred revenue ..........................................      1,192,000         796,100
                                                                   ------------    ------------
TOTAL CURRENT LIABILITIES ......................................      1,715,100       1,819,900
                                                                   ------------    ------------
Commitments and contingencies

SHAREHOLDERS' EQUITY
     Preferred stock, $0.01 par value, 5,000,000 shares
       authorized, no shares issued and outstanding ............              -               -
     Common stock, $0.0001 par value, 45,000,000 shares
        authorized, 16,618,459 and 16,580,719 shares
        issued and outstanding .................................          1,700           1,700
     Additional paid-in capital ................................     45,985,300      45,982,500
     Notes receivable ..........................................        (50,300)        (50,300)
     Accumulated other comprehensive loss ......................         (1,400)         (2,400)
     Accumulated deficit .......................................    (45,088,400)    (43,201,800)
                                                                   ------------    ------------
TOTAL SHAREHOLDERS' EQUITY .....................................        846,900       2,729,700
                                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................   $  2,562,000    $  4,549,600
                                                                   ============    ============


                      See accompanying summary of significant accounting policies and notes to consolidated financial statements


                                  GraphOn Corporation
               Consolidated Statements of Operations and Comprehensive Loss


Years Ended December 31,                            2003          2002            2001
------------------------                       ------------   ------------   -------------
Revenue:
   Product licenses .........................  $  3,172,100   $  2,942,000   $  3,426,000
   Service fees .............................       830,900        442,200        284,000
   Other ....................................       167,300        150,800      2,200,700
                                               ------------   ------------   ------------
   Total Revenue ............................     4,170,300      3,535,000      5,910,700
                                               ------------   ------------   ------------
Cost of Revenue:
   Product costs ............................     1,017,300      1,470,200      2,510,800
   Service costs ............................       354,300        209,700        101,800
                                               ------------   ------------   ------------
   Total Cost of Revenue ....................     1,371,600      1,679,900      2,612,600
                                               ------------   ------------   ------------
   Gross Profit .............................     2,798,700      1,855,100      3,298,100
                                               ------------   ------------   ------------
Operating Expenses
   Selling and marketing ....................     1,679,800      2,235,100      5,989,400
   General and administrative ...............     1,419,100      2,801,000      4,560,800
   Research and development .................     1,515,000      2,831,300      4,134,400
   Asset impairment loss ....................             -        914,000      4,500,900
   Restructuring charges ....................        80,100      1,942,800              -
                                               ------------   ------------   ------------
     Total Operating Expenses ...............     4,694,000     10,724,200     19,185,500
                                               ------------   ------------   ------------
Loss From Operations ........................    (1,895,300)    (8,869,100)   (15,887,400)
                                               ------------   ------------   ------------
Other Income (Expense)
   Interest and other income ................        13,000        152,500        516,100
   Interest and other expense ...............        (4,300)       (75,900)       (64,800)
   Loss on long-term investment..............             -              -        (41,100)
                                               ------------   ------------   ------------
     Total Other Income (Expense) ...........         8,700         76,600        410,200
                                               ------------   ------------   ------------
Loss Before Provision for Income Taxes ......    (1,886,600)    (8,792,500)   (15,477,200)
Provision for Income Taxes ..................             -              -            800
                                               ------------   ------------   ------------
Net Loss ....................................    (1,886,600)    (8,792,500)   (15,478,000)
Other Comprehensive Income (Loss), net of tax
   Unrealized holding gain (loss)
     on investment ..........................             -         (7,500)           200
   Foreign currency translation adjustment ..         1,000          3,600           (600)
                                               ------------   ------------   ------------
Comprehensive Loss ..........................  $ (1,885,600)  $ (8,796,400)  $(15,478,400)
                                               ============   ============   ============
Basic and Diluted Loss per Common Share .....  $      (0.11)  $      (0.50)  $      (0.97)
                                               ============   ============   ============
Weighted Average Common Shares Outstanding ..    16,607,328     17,465,099     16,007,763
                                               ============   ============   ============

                        See accompanying summary of significant accounting policies and notes to consolidated financial statements

                                                    GraphOn Corporation
                                      Consolidated Statements of Shareholders' Equity

                                                                                            Accumulated
                                                      Additional                               Other
                                     Common Stock       Paid-in      Deferred     Notes     Comprehensive Accumulated
                                   Shares     Amount    Capital    Compensation Receivable   Income(Loss)    Deficit       Totals
                                 ----------  -------  -----------  ------------ ----------  ------------  ------------  -----------
Balances, December 31, 2000....  14,671,175  $ 1,500  $39,116,000  $(1,131,600)  $      -   $     1,900   $(18,931,300) $19,056,500
Issuance of common stock due to
 the exercise of options.......      52,199        -       37,000            -          -             -              -       37,000
Employee stock purchases.......      64,958        -      152,900            -          -             -              -      152,900
Issuance of common stock to
 acquire technology............   2,500,000      200    6,499,800            -          -             -              -    6,500,000
Deferred compensation related to
 stock options and warrants....           -        -      120,200     (120,200)         -             -              -            -
Amortization of deferred
 compensation..................           -        -            -    1,058,000          -             -              -    1,058,000
Change in market value of
 available-for-sale securities.           -        -            -            -          -           200              -          200
Foreign currency translation
 adjustment....................           -        -            -            -          -          (600)             -         (600)
Net Loss.......................           -        -            -            -          -             -    (15,478,000) (15,478,000)
                                 ----------  -------  -----------  ------------ ----------  ------------  ------------  -----------
Balances, December 31, 2001....  17,288,332    1,700   45,925,900     (193,800)         -         1,500    (34,409,300)  11,326,000
Issuance of common stock due to
 the exercise of options.......     200,000      200       50,000            -    (50,000)            -              -          200
Employee stock purchases.......      25,720        -        6,400            -          -             -              -        6,400
Noncash redemption of common
 stock.........................    (933,333)    (200)         200            -          -             -              -            -
Amortization of deferred
 compensation..................           -        -            -      193,800          -             -              -      193,800
Accrued interest receivable....           -        -            -            -       (300)            -              -         (300)
Change in market value of
 available-for-sale securities.           -        -            -            -          -        (7,500)             -       (7,500)
Foreign currency translation...           -        -            -            -          -         3,600              -        3,600
Net Loss ......................           -        -            -            -          -             -     (8,792,500)  (8,792,500)
                                 ----------  -------  -----------  ------------ ----------  ------------  ------------  -----------
Balances, December 31, 2002....  16,580,719    1,700   45,982,500            -    (50,300)       (2,400)   (43,201,800)   2,729,700
Employee stock purchases.......      37,740        -        2,800            -          -             -              -        2,800
Foreign currency translation...           -        -            -            -          -         1,000              -        1,000
Net Loss.......................           -        -            -            -          -             -     (1,886,600)  (1,886,600)
                                 ----------  -------  -----------  ------------ ----------  ------------  ------------  -----------
Balances, December 31, 2003....  16,618,459  $ 1,700  $45,985,300  $         -  $ (50,300)  $    (1,400)  $(45,088,400) $   846,900
                                 ==========  =======  ===========  ============ ==========  ============  ============  ===========


        See accompanying summary of significant accounting policies and notes to consolidated financial statements

                                      GraphOn Corporation
                            Consolidated Statements of Cash Flows


Years ended December 31,                                  2003          2002           2001
------------------------                            ------------   ------------   ------------
Cash Flows From Operating Activities:
   Net loss ......................................  $ (1,886,600)  $ (8,792,500)  $(15,478,000)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
   Depreciation and amortization .................     1,248,400      1,892,000      3,051,800
   Non-cash restructuring charges.................        42,200        657,800              -
   Asset impairment loss .........................             -        914,000      4,500,900
   Loss on disposal of fixed assets ..............         4,300            400        110,000
   Amortization of deferred compensation .........             -        193,800      1,058,000
   Charges to provision for doubtful accounts ....        16,300         31,600        250,000
   Reductions to provision for doubtful accounts..       (19,800)      (331,300)             -
   Loss on long-term investment ..................             -              -         41,100
   Changes in operating assets and liabilities:
     Accounts receivable .........................      (179,700)       582,200       (121,200)
     Prepaid expenses and other assets ...........       168,900         59,300         94,500
     Accounts payable ............................      (176,400)       (91,200)       (41,600)
     Accrued expenses ............................      (324,300)        59,600       (647,000)
     Deferred revenue ............................       395,900        218,300        428,800
                                                    ------------   ------------   ------------
Net cash used in operating activities: ...........      (710,800)    (4,606,000)    (6,752,700)
                                                    ------------   ------------   ------------
Cash Flows From Investing Activities:
   Capitalization of software
     development costs ...........................      (282,200)      (298,500)      (396,500)
   Capital expenditures ..........................        (1,600)       (82,900)      (596,500)
   Other assets ..................................        58,100          1,600        (37,200)
   Purchase of available-for-sale securities .....             -       (768,300)    (4,779,900)
   Proceeds from sale of available-
     for-sale securities .........................             -      3,776,300      7,338,900
   Investment in related party ...................             -              -       (103,700)
   Proceeds from dissolution of joint
     venture - related party .....................             -              -        954,500
                                                    ------------   ------------   ------------
Net cash provided by (used in) investing
   activities: ...................................      (225,700)     2,628,200      2,379,600
                                                    ------------   ------------   ------------
Cash Flows From Financing Activities:
   Net proceeds from issuance of
     common stock ................................         2,800              -        189,900
   Proceeds from note payable ....................             -              -        131,200
   Repayment of note payable .....................             -        (26,600)      (194,900)
                                                    ------------   ------------   ------------
Net cash provided by financing activities: .......         2,800        (20,200)       126,200
                                                    ------------   ------------   ------------
Effect of exchange rate fluctuations on
     cash and cash equivalents ...................         1,000          3,600           (600)
                                                    ------------   ------------   ------------
Net Decrease in Cash
   and Cash Equivalents ..........................      (932,700)    (1,994,400)    (4,247,500)
Cash and Cash Equivalents:
     Beginning of year ...........................     1,958,200      3,952,600      8,200,100
                                                    ------------   ------------   ------------
     End of year .................................  $  1,025,500   $  1,958,200   $  3,952,600
                                                    ============   ============   ============


                                See accompanying summary of significant accounting policies and notes to consolidated financial statements

GraphOn Corporation
Summary of Significant Accounting Policies

The Company. GraphOn Corporation (the Company) was incorporated in the state of Delaware in July of 1999. The Company's headquarters are currently in Morgan Hill, California. The Company develops, markets, sells and supports business infrastructure software that empowers a diverse range of desktop computing devices (desktops) to access server-based Windows, Unix and Linux applications from any location, over network or Internet connections. The Company has a wholly owned inactive subsidiary in the United Kingdom.

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

Capitalized Software Costs. Under the criteria set forth in SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed," (SFAS 86) development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized to cost of sales based on either estimated current and future revenue for each product or straight-line amortization over the shorter of three years or the remaining estimated life of the product, whichever produces the higher expense for the period. As of December 31, 2003 and 2002, capitalized costs aggregated $719,500 and $1,198,100, with accumulated amortization of $218,200 and $791,600, respectively.

Revenue. Software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed programs is provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Statement of Position (SOP) 97-2, "Software Revenue Recognition," (SOP 97-2), as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance, support and professional services, based on the relative fair values of the elements specific to the Company. The Company's determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence ("VSOE"). The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management, having the relevant authority to do so, for an element not yet sold separately.

The Company allocates revenue to each element in a multiple-element arrangement based on the element's respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the normal pricing of the maintenance charged to clients and the professional services portion of the arrangement based on hourly rates which the Company charges for these services when sold separately from software. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The proportion of revenue recognized upon delivery may vary from quarter to quarter depending upon the mix of licensing arrangements, perpetual or term-based, and the determination of VSOE of fair value for undelivered elements.

Service revenues consists of fees generated from the sale of maintenance contracts and are recognized as revenue ratably over the term of the maintenance contract.

Advertising Costs. The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2003, 2002 and 2001, were approximately $4,000, $114,300 and $94,900, respectively. Advertising consists primarily of various printed material.

Income Taxes. Under SFAS No. 109, "Accounting for Income Taxes," (SFAS 109) deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

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

As of December 31, 2003 and 2002, the fair values of the Company's financial instruments approximate their historical carrying amounts.

Long-Lived Assets. Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, or whenever the Company has committed to a plan to dispose of the assets. Measurement of the impairment loss is based on the fair value of the assets. Generally, the Company determines fair value based on appraisals, current market value, comparable sales value, and undiscounted future cash flows as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

Restructuring Charges. Charges related to the restructuring of the Company's operations are estimated, accrued and expensed in the period in which the Board of Directors has committed to and approved a restructuring plan. The restructuring accrual is reduced in any period in which one or more of the planned restructuring activities occur. The restructuring accrual is adjusted for material differences between the actual cost of a restructuring activity and the estimated cost of the restructuring activity in the period the actual cost becomes known. The Company followed EITF 94-3 for restructuring plans entered into prior to January 1, 2003. The Company currently follows FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," (SFAS 146) for restructuring plans entered into on, or after, January 1, 2003.

Stock-Based Incentive Programs. The Company accounts for its stock-based incentive programs using the intrinsic value method, as prescribed by APB 25 and interpretations thereof (collectively APB 25). Accordingly, the Company records deferred compensation expense costs related to its employee stock options when the market price of the underlying stock exceeds the exercise price of each option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the board, at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option for options issued to employees. Deferred compensation is expensed on a straight-line basis over the shorter of the vesting period of the related stock option or the contractual period of service for option grants to non-employees. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the grant date during the years ended December 31, 2003, 2002 and 2001.

As of December 31, 2003, the Company's deferred compensation balance was $0. The accompanying statement of operations reflects stock-based compensation expense of $0, $193,800 and $1,058,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

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

Under SFAS 123, the Company's pro forma net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

                                                    2003              2002             2001
                                              --------------   --------------   --------------
Net loss:
  As reported                                 $   (1,886,600)  $   (8,792,500)  $  (15,478,000)

  Add: stock-based compensation
  expense included in reported net loss,
  net of related tax effects
     Non-employees                                         -          193,800        1,058,000
     Employees                                             -                -                -
                                              --------------   --------------   --------------
     Subtotal                                              -          193,800        1,058,000
                                              --------------   --------------   --------------
  Deduct: total stock-based compensation
  determined under fair value-based
  method for all accounts,
  net of related tax effects
     Non-employees                                         -         (193,800)      (1,058,000)
     Employees                                      (265,300)      (1,531,400)      (2,694,000)
                                              --------------   --------------   --------------
  Pro forma                                   $   (2,151,900)  $  (10,323,900)  $  (18,172,000)
                                              --------------   --------------   --------------
Basic and diluted loss per share
  As reported                                 $        (0.11)  $        (0.50)  $        (0.97)
  Pro forma                                   $        (0.13)  $        (0.59)  $        (1.14)

Earnings Per Share of Common Stock. SFAS No. 128, "Earnings Per Share," (SFAS
128) provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the years ended December 31, 2003, 2002 and 2001, 2,104,483, 2,584,307 and 3,765,232 shares, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," (SFAS 130) establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealizable gain/loss of available-for-sale securities. The individual components of comprehensive income
(loss) are reflected in the statements of shareholders' equity. As of December 31, 2003, 2002 and 2001, accumulated other comprehensive loss was comprised of foreign currency translation loss and the cumulative change in the market value of the available-for-sale securities.

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

In November 2002, the FASB's EITF reached a final consensus on Issue No. 00-21, which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No. 00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated results of operations or financial position.

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

In January 2003, the FASB issued FIN 46, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. FIN 46 is effective immediately for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. It is expected that the adoption of FIN 46 will not have a material impact on the Company's consolidated results of operations or financial position.

In April 2003, the FASB issued SFAS 149. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. It is expected that the adoption of SFAS 149 will not have a material impact on the Company's consolidated results of operations or financial position.

In May 2003, the FASB issued SFAS 150. This statement establishes standards for how an issuer classifies and measures in its financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with this standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 generally is effective for financial instruments created or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. It is expected that the adoption of SFAS 150 will not have a material impact on the Company's consolidated results of operations or financial position.

In December 2003, the SEC issued SAB 104 that codified, revised and rescinded certain sections of SAB 101 in order to make this interpretive guidance consistent with current authoritative guidance. The changes noted in SAB 104 did not have a material impact on the Company's consolidated results of operations or financial position.

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

 The Company continues to operate the business on a cash basis by striving to bring cash expenditures in line with revenues. The Company is simultaneously looking at ways to improve or maintain its revenue stream. Additionally, the Company continues to review potential merger opportunities as they present themselves and at such time as a merger might make financial sense and add value for the shareholders, the Company will pursue that merger opportunity. The Company anticipates increasing its sales and marketing and research and development expenditures during 2004 as it believes further development of these areas are critical to its ability to continue its business as a going concern. The Company believes that improving or maintaining its current revenue stream, coupled with its cash on hand, including the cash raised in the private placement (Note 2), will support these planned increases during 2004.

On March 19, 2003, the Company received a Nasdaq Staff Determination letter indicating that it fails to comply with the $1.00 minimum closing bid price per share requirement for continued listing as set forth in Marketplace Rule 4310(c)(4) and that its securities are, therefore, subject to delisting from the Nasdaq SmallCap Market. The Company's shares were ultimately delisted from the Nasdaq SmallCap Market on March 26, 2003 and have been quoted on the Over-the-Counter Bulletin Board since March 27, 2003.

2.  Subsequent Event.

On January 29, 2004, the Company raised in a private offering a total of $1,150,000 through the sale of 5,000,000 shares of common stock and 5-year warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.33 per share. The Company estimates that commissions and professional services fees, including legal fees, associated with the private offering would approximate $175,000, thus netting proceeds of approximately $975,000 for operating purposes.

3.  Property and Equipment.

Property and equipment consisted of the following:

         December 31,                           2003             2002
         ------------                      ------------     ------------
         Equipment                         $    875,000     $    976,100
         Furniture and fixtures                 231,500          266,200
         Leasehold improvements                  30,400           30,400
                                           ------------     ------------
                                              1,136,900        1,272,700
         Less: accumulated depreciation
               and amortization                 992,100          850,800
                                           ------------     ------------
                                           $    144,800     $    421,900
                                           ============     ============

The Company substantially reduced its operations during 2002, including the removal from service and write-off of significant portions of its property and equipment as part of its restructuring charges. (See Note 7).

4.  Purchased Technology.

Purchased technology consisted of the following:

         December 31,                        2003           2002
         ------------                    ------------  ------------
         Purchased technology (Note 6)   $  1,370,100  $  7,915,700
         Less: accumulated amortization     1,035,100     6,752,600
                                         ------------  ------------
                                         $    335,000  $  1,163,100
                                         ============  ============

The decreases in the balances of purchased technology and related accumulated amortization in 2003 from 2002 is the result of the asset impairment charges (Note 6) recorded during 2002 and 2001. Purchased technology will be fully amortized during 2004.

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS 142) during 2003 the Company conducted periodic tests for asset impairment. As of December 31, 2003 the Company does not have any intangible assets with indefinite useful lives, or any goodwill on its balance sheet. Intangible assets are comprised of acquired technology and technology developed in-house, both of which have been incorporated into one or more products. As such, all intangible assets are being amortized to cost of revenues over the estimated useful lives of the underlying products, or three years, whichever is shorter.

5.  Accrued Liabilities.

Accrued liabilities consisted of the following:

         December 31,                        2003        2002
         ------------                     ----------  ----------
         Payroll and related liabilities  $  305,200  $  304,500
         Professional fees                   118,300     123,800
         Restructuring charge (Note 7)             -     282,200
         Accrued taxes                        24,400      18,700
         Other                                22,900      65,900
                                          ----------  ----------
                                          $  470,800  $  795,100
                                          ==========  ==========

6.  Asset Impairment Charge.

During 2002 and 2001, the Company recorded impairment charges of $914,000 and $4,500,900, respectively, against several intangible assets, primarily capitalized technology assets. The review of long-lived assets for impairment occurs whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be addressed include the following:

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

The Company believed that a review of the current carrying values to evaluate whether the value of any of its long-lived technology assets had been impaired was warranted, due to several factors, including:

   o The challenges faced in bringing the GoGlobal for Windows and GoGlobal:XP products to maturity;
   o   The continued pervasive weakness in the world-wide economy;
   o How the Company was incorporating and planning to incorporate each element of the purchased technologies into its legacy technology; and
   o   The Company's continued and historical operating and cash flow losses.

Based on studies of the various factors affecting asset impairment, as outlined above, the following asset impairment charges were determined to be necessary in order to reduce the carrying value of certain of these assets to the Company's current estimate of the present value of the expected future cash flows to be derived from these assets:

                                  Net Book Value     Impairment    Net Book Value
         2002 Impairment        Before Impairment    Write Down   After Impairment
         --------------------  ------------------  -------------  ----------------
         Purchased Technology  $        2,145,200  $     775,100  $      1,370,100
         Capitalized Software             277,800        138,900           138,900
                               ------------------  -------------  ----------------
         Totals                $        2,423,000  $     914,000  $      1,509,000
                               ==================  =============  ================
         2001 Impairment
         --------------------
         Purchased Technology  $        7,283,300  $   4,150,900  $      3,132,400
         Patent                           350,000        350,000                 -
                               ------------------  -------------  ----------------
         Totals                $        7,633,300  $   4,500,900  $      3,132,400
                               ==================  =============  ================

The Company reassessed the carrying values of its intangible assets as of December 31, 2003 and determined that no further impairment of those assets had occurred. The asset impairment charges were approximately 0.0%, 25.9%, and 76.2% of total revenues for the years 2003, 2002, and 2001, respectively.

7.  Restructuring Charges.

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

                                                                               Ending Balance
                                    Restructuring       Cash       Non-cash    Restructuring
   Category                             Charge        Payments      Charges       Accrual
   --------                         -------------  -------------  -----------  --------------
   Year ended December 31, 2002:
     Employee severance             $    831,000   $    (831,000) $         -  $            -
     Fixed assets abandonment            657,800               -     (657,800)              -
     Minimum lease payments              443,800        (161,600)           -         282,200
     Other                                10,200         (10,200)           -               -
                                    ------------   -------------  -----------  --------------
     Totals                         $  1,942,800   $  (1,002,800) $  (657,800) $      282,200
                                    ============   =============  ===========  ==============

During 2003 the Company negotiated settlements of the leases for its former offices in Bellevue, Washington and Morgan Hill, California, which completed the restructuring activities that had been approved under EITF 94-3 during 2002 and had begun in 2002, as explained above. Additionally, the Company relocated its Morgan Hill, California offices from 400 Cochrane Circle to 105 Cochrane Circle and further disposed of certain assets that were no longer in service. To the extent that the December 31, 2002 ending restructuring charge accrual balance was less than the costs incurred for these activities, an additional restructuring charge was recorded during 2003. A summary of the restructuring charges recorded during 2003 is as follows:

                                                                               Ending Balance
                                    Restructuring       Cash        Non-cash   Restructuring
   Category                             Charge        Payments      Charges       Accrual
   --------                         -------------  -------------  -----------  --------------
   Year ended December 31, 2003:
     Opening accrual balance        $           -  $           -  $         -  $      282,200
     Fixed assets abandonment              42,200              -      (42,200)              -
     Leases settlements - rent             36,800       (269,000)           -        (232,200)
     Deposits forfeited                    16,000              -      (56,000)        (40,000)
     Commissions                           12,000        (22,000)           -         (10,000)
     Other (1)                            (26,900)             -       26,900               -
                                    -------------  -------------  -----------  --------------
     Totals                         $      80,100  $    (291,000) $   (71,300) $            -
                                    =============  =============  ===========  ==============

   (1) Includes the write-off of deferred rent associated with the Morgan Hill lease and other miscellaneous items.

During June 2003, the Company negotiated a buy out of the lease for its former engineering offices in Bellevue, Washington. The total buy out price was approximately $184,000 and consisted of a lump-sum cash payment of $144,000, the forfeiture of an approximate $40,000 security deposit and a $10,000 commission to the real estate broker who was involved in the transaction. It is estimated that the buy out saved approximately $355,800 over what would have been the remainder of the lease term.

During August 2003, the Company negotiated a buy out of the lease for its former corporate offices in Morgan Hill, California. The total buy out price was approximately $153,000 and consisted of a lump-sum cash payment of $125,000, the forfeiture of an approximate $16,000 security deposit and a $12,000 commission to the real estate broker who was involved in the transaction. It is estimated that the buy out saved approximately $270,000 over what would have been the remainder of the lease term.

8.  Stockholders' Equity.

Common Stock. During 2003, the Company issued 37,740 shares of common stock to employees in connection with the Employee Stock Purchase Plan, resulting in net cash proceeds of $2,800.

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

Stock Purchase Warrants. As of December 31, 2003, the following common stock warrants were issued and outstanding:

                         Shares subject    Exercise    Expiration
Issued with respect to:      to Warrant       Price          Date
-----------------------      ----------       -----          ----
Convertible notes                83,640      $ 1.79         01/06
Private placement               373,049      $ 1.79         01/06
IPO Directors Class A           111,667      $ 5.50         07/04
IPO Directors Class B           180,000      $ 7.50         07/04
Consulting Services              50,000      $ 1.00         04/04
Consulting Services             125,000      $ 1.75         04/04

1996 Stock Option Plan. In May 1996 the Company's 1996 Stock Option Plan (the 96
Plan) was adopted by the board and approved by the stockholders. The 96 Plan is restricted to employees, including officers, and to non-employee directors. As of December 31, 2003 the Company is authorized to issue up to 187,500 shares of its common stock in accordance with the terms of the 96 Plan.

Under the 96 Plan the exercise price of options granted is either at least equal to the fair market value of the Company's common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company's common stock, at least 110% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 2003, options to purchase 27,625 shares of common stock were outstanding, 538 options had been exercised and options to purchase 159,337 shares of common stock remained available for further issuance under the 96 Plan.

1998 Stock Option/Stock Issuance Plan. In June 1998 the Company's 1998 Stock Option/Stock Issuance Plan (the 98 Plan) was adopted by the board and approved by the stockholders. Pursuant to the terms on the 98 Plan, options or stock may be granted and issued, respectively, to officers and other employees, non-employee board members and independent consultants who render services to the Company. As of December 31, 2003 the Company is authorized to issue up to 4,455,400 options or stock in accordance with the terms of the 98 Plan, as amended.

Under the 98 Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant. The purchase price of stock issued under the 98 Plan shall also not be less than 85% of the fair market value of the Company's stock on the date of issuance or as a bonus for past services rendered to the Company. As of December 31, 2003, options to purchase 2,067,358 shares of common stock were outstanding, 323,904 options had been exercised, 248,157 shares of common stock had been issued directly under the 98 Plan and 1,856,539 shares remained available for grant/issuance. The Company did not issue any direct shares under the 98 Plan in 2003, 2002, or 2001 and does not anticipate issuing shares in 2004.

Supplemental Stock Option Plan. In May 2000, the board approved a supplement (the Supplemental Plan) to the 98 Plan. Pursuant to the terms of the Supplemental Plan, options are restricted to employees who are neither Officers nor Directors at the grant date. As of December 31, 2003 the Company is authorized to issue up to 400,000 shares in accordance with the terms of the Supplemental Plan.

Under the Supplemental Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company's common stock, at least 110% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 2003, options to purchase 9,500 shares of common stock were outstanding, no options had been exercised and options to purchase 390,500 shares of common stock remained available for further issuance under the 96 Plan.

Employee Stock Purchase Plan. In February 2000, the Employee Stock Purchase Plan
(ESPP) was adopted by the board and approved by the stockholders in June 2000. The ESPP provides for the purchase of shares of the Company's common stock by eligible employees, including officers, at semi-annual intervals through payroll deductions. No participant may purchase more than $25,000 worth of common stock under the ESPP in one calendar year or more than 2,000 shares on any purchase date. Purchase rights may not be granted to an employee who immediately after the grant would own or hold options or other rights to purchase stock and cumulatively possess 5% or more of the total combined voting power or value of common stock of the Company.

Pursuant to the terms of the ESPP, shares of common stock are offered through a series of successive offering periods, each with a maximum duration of six months beginning on the first business day of February and August each year. The purchase price of the common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of such shares on the start date of an offering period or the fair market value of such shares on the last day of such offering period. As of December 31, 2003, 128,418 shares of common stock have been purchased through the ESPP and 71,582 are available for future purchase.

Employee Stock Option Exchange Program. On June 24, 2003, the Company announced a voluntary stock option exchange program for its employees who were not executive officers or members of its Board of Directors. Under the terms of the exchange program, eligible employees had the opportunity, if they so chose, to cancel any of their outstanding unexercised options to purchase Company common stock that had an exercise price greater than or equal to $0.50 in exchange for an equal number of new options to be granted at a future date. As of July 23, 2003, the closing date of the exchange program, 578,935 options were exchanged by eligible employees and cancelled. All options so cancelled were considered available for reissuance on December 31, 2003, as reported elsewhere in this footnote. On January 26, 2004 participating employees were granted new options in an amount equal to the amount they had tendered for exchange. All the new options were granted at an exercise price of $0.41, the fair market value on the grant date.

A summary of the status of the Company's stock option plans as of December 31, 2003, 2002, and 2001, and changes during the years then ended is presented in the following table:

                                                          Options Outstanding
                                 ----------------------------------------------------------------------
                                     December 31, 2003     December 31, 2002       December 31, 2001
                                 ---------------------  ----------------------  -----------------------
                                             Wtd. Avg.               Wtd. Avg.                Wtd. Avg.
                                   Shares   Ex. Price     Shares    Ex. Price     Shares     Ex. Price
                                 ---------  ----------  ----------  ----------  -----------  ----------
Beginning                        2,584,307  $     3.05   2,541,200  $     4.32    2,179,489  $     5.42
Granted                            207,500  $     0.18   1,193,000  $     0.17    1,045,150  $     1.30
Exercised                                -  $        -    (200,000) $     0.25      (23,627) $     1.51
Forfeited                         (687,324) $     3.95    (949,893) $     3.45     (659,812) $     3.27
                                 ---------  ----------  ----------  ----------  -----------  ----------
Ending                           2,104,483  $     2.47   2,584,307  $     3.05    2,541,200  $     4.32
                                 =========  ==========  ==========  ==========  ===========  ==========
Exercisable at
   year-end                      2,104,483  $     2.47   2,584,307  $     3.05    2,541,200  $     4.32
                                 =========  ==========  ==========  ==========  ===========  ==========
Weighted-average fair value
 of options granted during
 the period:                                $     0.10              $     0.09               $     0.73
                                            ==========              ==========               ==========

The following table summarizes information about stock options outstanding as of December 31, 2003:

                                  Options Outstanding
                           -------------------------------------     Options Exercisable
                                         Wtd. Avg.                 ----------------------
                             Number      Remaining                   Number
              Range of     Outstanding  Contractual    Wtd. Avg.   Exercisable  Wtd. Avg.
              Ex. Price    at 12/31/03     Life        Ex. Price   at 12/31/03  Ex. Price
           --------------  -----------  -----------    ---------   -----------  ---------
           $ 0.01 -  3.00    1,612,595     8.19 yrs.   $    0.52     1,612,595  $    0.52
           $ 3.01 -  7.00      306,888     5.83 yrs.   $    6.13       306,888  $    6.13
           $ 7.01 - 10.00       50,000     6.29 yrs.   $    7.31        50,000  $    7.31
           $10.01 - 16.00      135,000     6.13 yrs.   $   15.62       135,000  $   15.62
                           -----------                 ---------   -----------  ---------
                             2,104,483                 $    2.47     2,104,483  $    2.47
                           ===========                 =========   ===========  =========

SFAS No. 123 requires the Company to provide pro forma information regarding net
(loss) income and (loss) earnings per share as if compensation cost for the stock option plan had been determined in accordance with the fair value-based method prescribed in SFAS No.123 throughout the year. The Company estimated the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield (all years) of 0; expected volatility of 60%, 60%, and 60%; risk-free interest rate of 2.50%, 2.50% and
5.25 %; and expected lives of five, five, and five years, respectively, for all plan options.

9. Income Taxes.

The provision for income taxes for the year ended December 31, 2001 consists of minimum state taxes. There is no provision for income taxes for either of the years ended December 31, 2003 or 2002.

The following summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34%:

December 31,                      2003          2002          2001
------------                  -----------   -----------   -----------
Federal income tax at
 statutory rate               $  (641,400)  $(2,989,400)  $(5,262,500)
State income taxes, net
 of federal benefit               (97,100)     (556,200)     (902,400)
Tax benefit not
  currently recognizable          706,300     3,475,800     6,260,300
Research and development
  Credit                                -      (100,000)     (100,000)
Other                              32,200        30,200         5,400
                              -----------   -----------   -----------
Provision for income taxes    $         -   $         -   $       800
                              ===========   ===========   ===========


Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes, as follows:

December 31,                            2003          2002
------------                       ------------   ------------
Net operating loss carryforwards   $ 15,402,700   $ 13,376,300
Tax credit carryforwards                654,500        627,500
Capitalized software                   (199,700)      (161,900)
Depreciation and amortization           593,200      1,886,800
Reserves not currently deductible       404,800        420,600
Deferred compensation                 1,202,700      1,202,600
                                   ------------   ------------
Total deferred tax asset             18,058,200     17,351,900
Valuation allowance                 (18,058,200)   (17,351,900)
                                   ------------   ------------
Net deferred tax asset             $          -   $          -
                                   ============   ============

The Company has net operating loss carryforwards available to reduce future taxable income, if any, of approximately $42,627,000 and $15,586,000 for Federal and California income tax purposes, respectively. The benefits from these carryforwards expire at various times from 2004 through 2022. As of December 31, 2003, the Company cannot determine that it is more likely than not that these carryforwards and other deferred tax assets will be realized, and accordingly, the Company has fully reserved for these deferred tax assets. Furthermore, approximately $1,202,700 of the valuation allowance related to the amortization of deferred compensation will be credited to equity upon its reversal.

In 1998 the Company experienced a "change of ownership" as defined by the provisions of the Tax Reform Act of 1986. As such, utilization of the Company's net operating loss carryforwards through 1998 will be limited to approximately $400,000 per year until such carryforwards are fully utilized or expire.

10. Concentration of Credit Risk.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, and trade receivables. The Company places cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2002, the Company had approximately $925,500 of cash and cash equivalents with financial institutions, in excess of FDIC insurance limits.

For the year ended December 31, 2003, sales to the Company's three largest customers accounted for approximately 27.4%, 18.4% and 9.2% of total revenues, respectively, with related accounts receivable as of December 31, 2003 of $0, $145,900 and $230,000, respectively. Approximately $0, $139,200 and $150,000 of the outstanding balances, respectively, had been collected through March 17, 2004. For the year ended December 31, 2002, these three customers accounted for approximately 26.9%, 12.5% and 3.0% of total revenues, respectively, with related accounts receivable as of December 31, 2002 of $0, $58,800 and $4,600, respectively. Approximately $0, $52,400 and $0,000 outstanding balance was collected by March 21, 2003, respectively.

For the year ended December 31, 2002, sales to the Company's three largest customers accounted for approximately 26.9%, 23.4% and 12.5% of total revenues, respectively, with related accounts receivable as of December 31, 2002 of $0, $0 and $58,800, respectively. Approximately $52,400 of the outstanding balance had been collected through March 21, 2003. For the year ended December 31, 2001, these three customers accounted for approximately 24.5%, 0.0% and 6.1% of total revenues, respectively, with related accounts receivable as of December 31, 2001 of $270,000, $0, and $182,900, respectively. The $270,000 outstanding balance was collected during January 2001 and approximately $143,200 of the $182,900 outstanding balance was collected by March 31, 2002.

For the year ended December 31, 2001, sales to the Company's three largest customers accounted for approximately 25.2%, 24.5% and 9.5% of total revenues, respectively, with related accounts receivable as of December 31, 2001 of $0, $270,000, and $0, respectively. The outstanding balance was collected during February 2002. For the year ended December 31, 2000, these three customers accounted for approximately 0.0%, 14.4% and 0.0% of total revenues, respectively, with related accounts receivable as of December 31, 2000 of $0, $150,000, and $0, respectively. The outstanding balance was collected during January 2001.

Accounts receivable are derived from many customers in various industries. The Company believes any risk of loss is reduced due to the diversity of customers and geographic sales areas. The Company performs credit evaluations of customers' financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

11.  Commitments and Contingencies.

Operating Leases. In October 2003, the Company entered into a one-year operating lease for an approximate 3,300 square foot facility in New Hampshire. Monthly rental payments for this facility are approximately $5,000.

During 2003, the Company successfully negotiated settlement of the underlying leases to its previously vacated facilities in Bellevue, Washington and Morgan Hill, California. The Company no longer leases office space in Washington. The Company has leased space in Morgan Hill since September 1, 2003, the effective date of the settlement of the previous lease, on a month-to-month basis. Monthly rental payments for this facility, inclusive of shared occupancy costs, are approximately $1,200.

The Company also occupies leased facilities in Rolling Hills Estates, California and Berkshire, England, United Kingdom. The Rolling Hills Estates and Berkshire offices are very small and each are leased on a month-to-month basis. Rent on the Rolling Hills Estates office is approximately $1,000 per month and the rent on the Berkshire, England office, which fluctuates slightly depending on exchange rates, is approximately $400 per month.

Future minimum lease payments under all leases in effect as of December 31, 2003 are as follows:

                Year                Payments
                ----                --------
                2004                $ 50,000
                2005 and thereafter $    -

Commitments. On January 29, 2004, the Company completed a private placement of common stock and common stock purchase warrants in which Mr. Orin Hirschman purchased 3,043,478 shares of common stock and warrants to purchase 1,521,739 shares of common stock (representing in the aggregate 19.7% of the Company's outstanding shares of common stock as of March 18, 2004). As a condition of the sale, the Company entered into an Investment Advisory Agreement with Mr. Hirschman, pursuant to which it was agreed that in the event the Company completes a transaction with a third party introduced by Mr. Hirschman, the Company shall pay to Mr. Hirschman 5% of the value of that transaction. The agreement expires on January 29, 2007.

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

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. Generally, the term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited as the Company does not currently have a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2003.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

The Company's software license agreements also generally include a performance guarantee that the Company's software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties.

12.  Employee 401(k) Plan.

In December 1998, the Company adopted a 401(k) Plan (the Plan) to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2003, 2002 and 2001, the Company contributed a total of $27,200, $52,400 and $44,700 to the Plan, respectively.

13. Supplemental Disclosure of Cash Flow Information.

The following is supplemental disclosure for the statements of cash flows.

Years Ended December 31,                       2003    2002       2001
------------------------                      ------  ------  -----------
Cash Paid:
----------
Income Taxes                                  $    -  $    -  $       800
Interest                                      $    -  $  200  $     5,800


Noncash Investing and Financing Activities:
-------------------------------------------
Stock and warrants issued for
     purchased technology and
     other assets                             $    -  $    -  $ 6,500,000

During 2002, the Company accepted 933,333 shares of its common stock from Menta Software as full settlement of the outstanding $1,400,000 due the Company under the terms of the patent license agreement the Company entered into with Menta Software in May 2001.

14.  Quarterly Information (Unaudited).

The summarized quarterly financial data presented below reflect all adjustments, which, except as discussed below, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented. In 2002 and 2001, the Company recorded asset impairment charges of $914,000 and $4,500,000, respectively, against several of its intangible assets, as discussed in Note 6. Also, during 2003 and 2002, the Company recorded non-recurring restructuring charges of $80,100 and $1,942,800 related to the closure of certain office locations and other cost reduction measures, as discussed in Note 7.

In thousands, except per share data.

Year ended                 First    Second     Third    Fourth      Full
December 31, 2003         Quarter   Quarter   Quarter   Quarter     Year
-----------------         -------   -------   -------   -------   -------
Total revenues            $ 1,044   $ 1,175   $ 1,086   $   865   $ 4,170
Gross profit                  720       832       773       474     2,799
Restructuring charge            -         -       (80)        -       (80)
Operating loss               (386)     (416)     (514)     (579)   (1,895)
Net loss                     (380)     (418)     (511)     (578)   (1,887)
Basic and diluted
 loss per common share      (0.02)    (0.03)    (0.03)    (0.03)    (0.11)

Year ended                 First    Second     Third    Fourth      Full
December 31, 2002         Quarter   Quarter   Quarter   Quarter     Year
-----------------         -------   -------   -------   -------   -------
Total revenues            $   586   $   525   $   837   $ 1,587   $ 3,535
Gross profit                  131        64       382     1,278     1,855
Asset impairment charge         -         -      (914)        -      (914)
Restructuring charge       (1,490)        -      (453)        -    (1,943)
Operating loss             (3,625)   (2,174)   (2,992)      (78)   (8,869)
Net loss                   (3,591)   (2,148)   (2,981)      (73)   (8,793)
Basic and diluted
 loss per common share      (0.21)    (0.12)    (0.17)    (0.00)    (0.50)

Report of Independent Certified Public Accountants on Supplemental Schedule

To the Board of Directors and Shareholders of GraphOn Corporation

The audits referred to in our report dated February 23, 2004 (which report contains an explanatory paragraph regarding the ability of GraphOn Corporation and Subsidiary to continue as a going concern) relating to the consolidated financial statements of GraphOn Corporation and Subsidiary, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
San Jose, California
February 23, 2004

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     Balance     Charged
                                        at       to costs                Balance
                                    Beginning      and                  at end of
Description                         of period    expenses   Deductions   period
-----------                         ----------  ----------  ----------  ---------
Allowance for Doubtful accounts:
2003                                $   50,300  $   16,300  $   19,800  $  46,800
2002                                $  350,000  $   31,600  $  331,300  $  50,300
2001                                $  100,000  $  250,000  $        -  $ 350,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors of the Registrant

      Set forth below is information concerning each of our directors and executive officers as of March 18, 2004.

   Name                 Age    Position
   ---------------      ---    --------------------------------------
   Robert Dilworth      62     Chairman of the Board of Directors and
                               Chief Executive Officer (Interim)
   William Swain        63     Chief Financial Officer and Secretary
   August P. Klein      67     Director
   Michael Volker       55     Director
   Gordon Watson        68     Director

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

Michael Volker has served as one of our directors since July 2001. Mr. Volker has been, since 1996, Director of the Industry Liaison Office, which has primary responsibility for the transfer of technology at Simon Fraser University. From 1996 to 2001, Mr. Volker was Chairman of the Vancouver Enterprise Forum, a non-profit organization dedicated to the development of British Columbia's technology enterprises. From 1991 to 1996, Mr. Volker was Chief Executive Officer and Chairman of the Board of Directors of RDM Corporation, a publicly listed company Mr. Volker founded in 1987. RDM is a developer of specialized hardware and software products for both Internet electronic commerce and paper payment processing. From 1988 to 1992, Mr. Volker was Executive Director of BC Advances Systems Institute, a hi-tech research institute, and currently continues as a Trustee of BC as well a member of various charitable and educational boards. Prior to 1988, Mr. Volker had been active in various early stage businesses as a founder, investor, director and officer. Mr. Volker holds a Master of Applied Science and a Professional Engineer designation from the University of Waterloo.

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

Our Board of Directors has an audit committee consisting of three directors, all of whom are independent as defined by the listing standards of The Nasdaq Stock Market. The current members of the audit committee are August P. Klein (committee chairman), Michael Volker and Gordon Watson. Our Board of Directors has determined that Mr. Klein meets the SEC's definition of an audit committee financial expert.

Our Board of Directors has adopted a Code of Ethics applicable to all of our employees, including our chief executive officer, chief financial officer and controller. This code of ethics has been filed as an exhibit to this annual report on Form 10-K.

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

Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the year ended December 31, 2003, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth information for the fiscal years ended December 31, 2003, 2002 and 2001 concerning compensation we paid to our Chief Executive Officer and our other executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2003.

                                                                          Long-term Compensation
                                                                 -----------------------------------
                                       Annual Compensation                Awards            Payouts
                                -------------------------------- ------------------------- ---------
Name and                                             Other        Restricted   Securities                  All
Principal                                            Annual          Stock     Underlying    LTIP         Other
Position                  Year   Salary    Bonus   Compensation      Awards      Options    Payouts    Compensation
------------------------ ------ --------- ------- -------------- ------------ ------------ ---------- --------------
Robert Dilworth           2003  $ 129,000    -          -               -          40,000      -             -
Chairman of the Board     2002  $ 256,000    -          -               -         100,000      -             -
Chief Executive Officer   2001       -       -          -               -          60,000      -             -
(Interim) (1)
------------------------ ------ --------- ------- -------------- ------------ ------------ ---------- --------------


(1) Mr. Dilworth began as Chief Executive Officer (Interim) during January 2002. As an interim Chief Executive Officer, Mr. Dilworth is compensated as a consultant and not an employee, consequently; he is eligible to receive compensation for his services as a director.

Option Grants in Last Fiscal Year. The following table shows the stock option grants made to the executive officers named in the Summary Compensation Table during the 2003 fiscal year:

                                                                                              Potential Realizable Value
                                                                                                at Assumed Annual Rates
                     Number of Shares of       Percent of Total                               of Stock Appreciaiton for
                  Common Stock Underlying     Options Granted to       Exercise   Expiration          Option Term
Name                 Options Granted        Employees in Fiscal Year   Price (1)     Date          5%              10%
---------------- ------------------------- ------------------------- ----------- ------------ --------------------------
Robert Dilworth           40,000                      88.9%           $   0.18     05/05/13    $  93,600      $  122,400
----------------- ------------------------ ------------------------- ----------- ------------ --------------------------


  (1) Options were granted at an exercise price equal to the fair market value of our common stock, as determined by the closing sales price reported on the Over-the-Counter Bulletin Board on the date of grant.

Fiscal Year-End Option Values. The following table shows information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2003. No options held by such individuals were exercised during 2003.

                  Number of Securities Underlying   Value of Unexercised In-The-Money
                   Unexercised Options at Fiscal           Options at Fiscal
                            Year-End (1)                     Year-End (2)
                  -------------------------------   ---------------------------------
Name              Exercisable       Unexercisable   Exercisable         Unexercisable
----------------- -------------------------------   ---------------------------------
Robert Dilworth     400,000              -          $     8,000               -
----------------- -------------------------------   ---------------------------------

 (1) Shares issued upon exercise of the options are subject to our repurchase, which right lapses in 33 equal monthly installments beginning three months after the date of the grant.
 (2) The value of the in-the-money options was calculated as the difference between the exercise price of the options and $0.20, the fair market value of our common stock as of December 31, 2003, multiplied by the number of in-the-money options outstanding.

Compensation of Directors. During the year ended December 31, 2003, directors who were not otherwise our employees were compensated at the rate of $1,000 for attendance at each meeting of our board, $500 for attendance at each meeting of a board committee, and a $1,500 quarterly retainer. Additionally, outside directors are granted stock options periodically, typically on a yearly basis. In the aggregate, our outside directors received options to purchase 120,000 shares of our common stock during 2003 at an average exercise price of $0.18 per share.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2003, the Compensation Committee was comprised of Robert Dilworth, our Interim Chief Executive Officer and Chairman of the Board, and August Klein, a non-employee director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 18, 2004, with respect to the beneficial ownership of shares of our common stock held by:

   o   each director;
   o each person known by us to beneficially own 5% or more of our common stock;
   o   each executive officer named in the summary compensation table; and
   o   all directors and executive officers as a group:

Unless otherwise indicated, the address for each stockholder is c/o GraphOn Corporation, 105 Cochrane Circle, Morgan Hill, California 95023.

------------------------------------ ------------------------------------ --------------------
                                       Number of Shares of Common Stock
Name and Address Beneficial Owner             Beneficially Owned (1)        Percent of Class
------------------------------------ ------------------------------------ --------------------
Orin Hirschman                                   4,565,217 (2)                    19.7%
6006 Berkeley Avenue
Baltimore, MD 21209
------------------------------------ ------------------------------------ --------------------
Corel Corporation                                1,193,824 (3)                     5.5%
  1600 Carling Avenue
  Ottawa, Ontario
  K1Z 8R7, Canada
------------------------------------ ------------------------------------ --------------------
Robert Dilworth                                    453,820 (4)                     2.1%
------------------------------------ ------------------------------------ --------------------
August P. Klein                                    223,260 (5)                     1.0%
------------------------------------ ------------------------------------ --------------------
Michael Volker                                     140,700 (6)                       *
------------------------------------ ------------------------------------ --------------------
Gordon Watson                                       80,000 (7)                       *
------------------------------------ ------------------------------------ --------------------
William Swain                                      435,000 (8)                     2.0%
------------------------------------ ------------------------------------ --------------------
All current executive officers and               1,340,780 (9)                     5.9%
  Directors as a group (5 persons)
------------------------------------ ------------------------------------ --------------------

*     Denotes less than 1%.

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise within 60 days of all options held by such stockholder as of March 18, 2004 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. Percentage ownership of our common stock is based on 21,638,097 shares of our common stock outstanding as of March 18, 2004.
(2) Based on information contained in a Schedule 13D filed by Orin Hirschman on February 10, 2004. Includes 1,521,739 shares of common stock issuable upon the exercise of outstanding options.
(3) Based on information contained in a Schedule 13D filed by Corel Corporation on June 26, 2000.
(4) Includes 400,000 shares of common stock issuable upon the exercise of outstanding options.
(5) Includes 72,500 shares of common stock issuable upon the exercise of outstanding options.
(6) Includes 50,000 shares of common stock issuable upon the exercise of outstanding options.
(7) Includes 80,000 shares of common stock issuable upon the exercise of outstanding options.
(8) Includes 420,000 shares of common stock issuable upon the exercise of outstanding options.
(9) Includes 1,022,500 shares of common stock issuable upon the exercise of outstanding options.

Equity Compensation Plan Information. The following table sets forth information related to all of our equity compensation plans as of December 31, 2003:

                                Number of Securities to be
                                  Issued Upon Exercise of     Weighted Average Exercise       Number of Securities
                                   Outstanding Options,         Price of Outstanding        Remaining Available for
        Plan Category              Warrants and Rights       Options, Warrants and Rights       Future Issuance
------------------------------- --------------------------- ------------------------------ -------------------------
Equity compensation plans
approved by security holders:
 Stock option plans                      2,094,983                     $ 2.47                       2,015,876
 Employee stock purchase plan               (1)                           (1)                          (1)
------------------------------- --------------------------- ------------------------------ -------------------------
Equity compensation plans not
approved by security holders:
     Stock option plan (2)                   9,500                     $ 1.32                         390,500
------------------------------- --------------------------- ------------------------------ -------------------------
Total                                    2,104,483                     $ 2.47                       2,406,376
------------------------------- --------------------------- ------------------------------ -------------------------


(1) Under terms of the employee stock purchase plan ( ESPP), employees who participate in the plan are eligible to purchase shares of common stock. As of December 31, 2003, 128,418 shares had been purchased through the ESPP, at an average cost of $1.28 per share and 71,582 shares are available for future purchase.
(2) On April 30, 2000 our board approved a supplemental stock option plan. Participation in the supplemental plan is limited to those employees who are, at the time of the option grant, neither officers nor directors. The supplemental plan was initially authorized to issue options for up to 400,000 shares of common stock. The exercise price per share is subject to the following provisions:
       o The exercise price per share shall not be less than 85% of the fair market value per share of common stock on the option grant date.
       o If the person to whom the option is granted is a 10% shareholder, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the option grant date.
      All options granted are immediately exercisable by the optionee. The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The supplemental plan shall terminate no later than April 30, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 On January 29, 2004, we completed a private placement of our common stock and common stock purchase warrants in which Mr. Orin Hirschman purchased 3,043,478 shares of our common stock and warrants to purchase 1,521,739 shares of our common stock (representing in the aggregate 19.7% of our outstanding shares of common stock as of March 18, 2004). As a condition of the sale, we entered into an Investment Advisory Agreement with Mr. Hirschman, pursuant to which we agreed that in the event we complete a transaction with a third party introduced by Mr. Hirschman, we shall pay to Mr. Hirschman 5% of the value of that transaction. The agreement expires on January 29, 2007.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are as follows:

       Category                   2003            2002
       --------              -------------   -------------
       Audit fees            $     105,000   $     103,000
       Audit - related fees              -           4,700
       Tax fees                     25,500          12,800
       Other fees                        -               -
                             -------------   -------------
       Totals                $     130,500   $     120,500
                             =============   =============

Fees for audit services include fees associated with our annual audit, the annual statutory audit of our UK subsidiary, the reviews of our quarterly reports on Form 10-Q, and assistance with and review of documents filed with the Securities and Exchange Commission. Audit-related fees were incurred for consultations regarding revenue recognition rules and interpretations as they related to the financial reporting of certain transactions. Tax fees included tax compliance and tax consultations.

The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by our independent auditor. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the audit committee must approve the permitted service before the independent auditor is engaged to perform it.

                            PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:
    (1) Financial statements filed as part of this report are listed on the "Index to Consolidated Financial Statements" at page 22 herein.
    (2) Financial Statement Schedules. The applicable financial statement schedules required under Regulation S-X have been included beginning on page 23 of this report, as follows:
            i. Report of Independent Certified Public Accountants on Financial Statement Schedule: page 23
           ii.   Schedule II - Valuation and Qualifying Accounts: page 42
(b) Reports on Form 8-K: The Company filed no reports with the Securities and Exchange Commission on Form 8-K during the fourth quarter of the year ended December 31, 2003.
(c) Exhibits.


Exhibit
Number     Description of Exhibit
-------    ----------------------
2.1 Agreement and Plan of Merger and Reorganization dated as of February 1, 1999, between registrant and GraphOn Corporation, a California corporation (1)
3.1        Amended and Restated Certificate of Incorporation of Registrant (1)
3.2        Amended and Restated Bylaws of Registrant (1)
4.1 Form of certificate evidencing shares of common stock of Registrant (2)
4.2        Form of Warrant issued by Registrant on January 29, 2004
4.3 Investors Rights Agreement, dated January 29, 2004, by and among Registrant and the investors named therein
10.1       1996 Stock Option Plan of Registrant (2)
10.2       1998 Stock Option/Stock Issuance Plan of Registrant (1)
10.3       Supplemental Stock Option Agreement, dated as of June 23, 2000 (3)
10.4       Employee Stock Purchase Plan of Registrant (3)
10.5 Lease Agreement between Registrant and Central United Life Insurance, dated as of October 24, 2003
10.6 Financial Advisory Agreement, dated January 29, 2004, by and between Registrant and Orin Hirschman
14.1       Code of Ethics
23.1       Consent of BDO Seidman, LLP
31.1       Rule 13a-14(a)/15d-14(a) Certifications
32.1       Section 1350 Certifications

(1)   Incorporated by reference from Registrant's Form S-4, file number
      333-76333.
(2)   Incorporated by reference from Registrant's Form S-1, file number
      333-11165.
(3)   Incorporated by reference from Registrant's Form S-8, file number
      333-40174.

                             SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GRAPHON CORPORATION

      Date:  March 30, 2004               By:  /s/ William Swain
                                               -----------------
                                                 William Swain
                                             Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Title

/s/ Robert Dilworth                 Chairman of the Board and
-------------------                 Interim Chief Executive Officer
Robert Dilworth                     (Principal Executive Officer)
March 30, 2004

/s/ William Swain                   Chief Financial Officer and Secretary
-----------------                  (Principal Financial Officer and
William Swain                       Principal Accounting Officer)
March 30, 2004

/s/ August P. Klein                 Director
-------------------
August P. Klein
March 30, 2004

/s/ Michael Volker                  Director
------------------
Michael Volker
March 30, 2004

/s/ Gordon Watson                   Director
-----------------
Gordon Watson
March 30, 2004