Form 10-Q
period 2004-03-31
GRAPHON CORP/DE
filed 2004-05-17
CIK 1021435

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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


                               105 Cochrane Circle
                              Morgan Hill, CA 95037
                    (Address of principal executive offices)

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

      As of May 4, 2004 there were issued and outstanding 21,636,097 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                           GRAPHON CORPORATION

                                FORM 10-Q

                            Table of Contents



                                                                     Page
      PART I.

      Item 1.  Financial Statements
                 Condensed Balance Sheets                              2
                 Condensed Statements of Operations and
                  Comprehensive Loss                                   3
                 Condensed Statements of Cash Flows                    4
                 Notes to Condensed Financial Statements               5

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    7

      Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                           17

      Item 4.  Controls and Procedures                                18

      PART II.

      Item 2.  Changes in Securities, Uses of Proceeds and Issuer
                Purchases of Equity Securities                        19

      Item 6.  Exhibits and Reports on Form 8-K                       19

      Signatures                                                      21

                PART I--FINANCIAL INFORMATION

                 ITEM I Financial Statements


                     GRAPHON CORPORATION
                  CONDENSED BALANCE SHEETS

                                                       March 31,      December 31,
                                                         2004             2003
        ASSETS                                       ------------    ------------
     ------------                                     (Unaudited)
Current Assets:
   Cash and cash equivalents .....................   $  1,719,600    $  1,025,500
   Accounts receivable, net of allowance for
    doubtful accounts of $46,800 and $46,800 .....        368,800         521,100
   Prepaid expenses and other current assets .....         27,700          23,100
                                                     ------------    ------------
   Total Current Assets ..........................      2,116,100       1,569,700
                                                     ------------    ------------

Property and equipment, net ......................        115,600         144,800
Purchased technology, net ........................        167,500         335,000
Capitalized software, net ........................        445,100         500,600
Other assets .....................................         11,900          11,900
                                                     ------------    ------------
     TOTAL ASSETS ................................   $  2,856,200    $  2,562,000
                                                     ============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
   Accounts payable ..............................   $    124,400    $     52,300
   Accrued expenses ..............................        330,100         470,800
   Deferred revenue ..............................      1,011,500       1,192,000
                                                     ------------    ------------
   Total Current Liabilities .....................      1,466,000       1,715,100
                                                     ------------    ------------
Commitments and contingencies

Stockholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding ....              -               -
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 21,636,097 and 16,618,459
 shares issued and outstanding ...................          2,200           1,700
Additional paid in capital .......................     46,958,600      45,985,300
Notes receivable .................................        (50,300)        (50,300)
Accumulated other comprehensive loss .............           (800)         (1,400)
Accumulated deficit ..............................    (45,519,500)    (45,088,400)
                                                     ------------    ------------
Total Stockholders' Equity .......................      1,390,200         846,900
                                                     ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $  2,856,200    $  2,562,000
                                                     ============    ============

  See accompanying notes to condensed financial statements.

                         GRAPHON CORPORATION
      CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                              Three Months Ended March 31,
                                              ---------------------------
                                                  2004           2003
                                              -----------    -----------
                                              (Unaudited)    (Unaudited)
Revenue
Product Licenses ..........................   $   646,200    $   813,200
Service Fees ..............................       252,100        189,100
Other .....................................         4,600         41,700
                                              -----------    -----------
  Total Revenue ...........................       902,900      1,044,000
                                              -----------    -----------
Cost of Revenue
Product Costs .............................       226,300        252,300
Service Costs .............................        83,900         72,300
                                              -----------    -----------
   Total Cost of Revenue ..................       310,200        324,600
                                              -----------    -----------
Gross Profit ..............................       592,700        719,400
                                              -----------    -----------
Operating Expenses
Selling and marketing .....................       358,100        420,900
General and administrative ................       249,700        356,400
Research and development ..................       419,600        328,000
                                              -----------    -----------
Total Operating Expenses ..................     1,027,400      1,105,300
                                              -----------    -----------
Loss From Operations ......................      (434,700)      (385,900)
Interest and other income .................         3,600          5,800
                                              -----------    -----------
Net Loss ..................................   $  (431,100)   $  (380,100)
Other Comprehensive Loss, net of tax
   Foreign currency translation gain (loss)           600           (600)
                                              -----------    -----------
Comprehensive Loss ........................   $  (430,500)   $  (380,700)
                                              ===========    ===========
Basic and Diluted Loss per Common Share....   $     (0.02)   $     (0.02)
                                              ===========    ===========
Weighted Average Common Shares Outstanding.    20,036,876     16,594,408
                                              ===========    ===========


  See accompanying notes to condensed financial statements.

                        GRAPHON CORPORATION
                CONDENSED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended March 31,
                                                       ---------------------------
                                                           2004           2003
                                                       -----------    -----------
                                                        (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
Net loss ...........................................   $  (431,100)   $  (380,100)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization ...................       258,800        319,500
  Interest accrued on directors notes receivable ...          (700)        (1,000)
Changes in operating assets and liabilities:
   Accounts receivable .............................       152,300       (113,800)
   Prepaid expenses and other assets ...............        (4,600)       122,800
   Accounts payable ................................        72,100        (89,400)
   Accrued expenses ................................      (140,700)      (132,700)
   Deferred revenue ................................      (180,500)        50,000
                                                       -----------    -----------
Net Cash Used In Operating Activities ..............      (274,400)      (224,700)
                                                       -----------    -----------
Cash Flows From Investing Activities:
Capitalization of software development costs .......             -       (112,700)
Capital expenditures ...............................        (6,600)        (1,600)
                                                       -----------    -----------
   Net Cash Used In Investing Activities ...........        (6,600)      (114,300)
                                                       -----------    -----------
Cash Flows From Financing Activities:
Net proceeds from issuance of common stock .........       974,500          2,000
                                                       -----------    -----------
   Net Cash Provided By Financing Activities .......       974,500          2,000
                                                       -----------    -----------
Effect of exchange rate fluctuations on cash and
   cash equivalents ................................           600           (600)
                                                       -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents       694,100       (337,600)

Cash and Cash Equivalents, beginning of period .....     1,025,500      1,958,200
                                                       -----------    -----------
Cash and Cash Equivalents, end of period ...........   $ 1,719,600    $ 1,620,600
                                                       ===========    ===========

Supplemental Disclosure of Cash Flow Information:
None.

Noncash Investing and Financing Activities:
None.

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

   The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the quarterly period ended March 31, 2004) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission (the Commission) on March 30, 2004. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2004, or any future period.

   The Company's condensed financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company has suffered from recurring losses and has absorbed significant cash in its operating activities. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

   Management believes that the Company will be able to support its operational needs with currently available resources for at least the next few quarterly periods. The Company has been successful in significantly reducing operating costs through a series of strategic restructurings and work force reductions that began in September of 2001. During the first quarter of 2004, the Company successfully raised approximately $970,900, net, in a private placement of its common stock.

   The Company continues to operate its business on a cash basis by striving to bring cash expenditures in line with revenues. The Company is simultaneously looking at ways to improve or maintain its revenue stream. Additionally, the Company continues to review potential merger opportunities as they present themselves and at such time as a merger might make financial sense and add value for the shareholders, the Company will pursue that merger opportunity. The Company anticipates increasing its sales and marketing and research and development expenditures during 2004 as it believes further development of these areas are critical to its ability to continue its business as a going concern. The Company believes that improving or maintaining its current revenue stream, coupled with its cash on hand including the cash raised in the private placement, will support these planned increases during 2004.

   Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

2. Revenue

   Product line revenue for the first quarter of 2004 and 2003 was as follows:

                                                            Change in
                                                     -----------------------
     Product licenses         2004         2003         Dollars     Percent
     ----------------    ------------  ------------  ------------  ---------
     Windows             $    429,700  $    411,800  $     17,900      4.3 %
     Unix                     216,500       401,400      (184,900)   (46.1)
                         ------------  ------------  ------------  ---------
                              646,200       813,200      (167,000)   (20.5)
                         ------------  ------------  ------------  ---------
     Service fees
     Windows                  136,900        42,200        94,700    224.4
     Unix                     115,200       146,900       (31,700)   (21.6)
                         ------------  ------------  ------------  ---------
                              252,100       189,100        63,000     33.3
                         ------------  ------------  ------------  ---------
     Other (1)                  4,600        41,700       (37,100)   (89.0)
                         ------------  ------------  ------------  ---------
     Total Revenue       $    902,900  $  1,044,000  $   (141,100)   (13.5)%
                         ============  ============  ============  =========

   (1) 2004 is mainly comprised of the amortization of private labeling fees. 2003 is mainly comprised of the amortization of a distribution fee and private labeling fees.

3. Earnings Per Share

   Basic earnings per share are calculated using the weighted average number of shares outstanding during the period. Diluted earnings per share are not included since they are antidilutive.

4. Stockholders' Equity

   During the first quarter of 2004, the Company issued 5,000,000 shares of common stock in a private placement transaction resulting in net cash proceeds of approximately $970,900. The Company also issued 17,638 share of common stock to employees pursuant to the purchase by those employees of common stock under the Employee Stock Purchase Plan (the ESPP), resulting in cash proceeds of approximately $3,600. These amounts are included in the Statements of Cash Flows as a component of net proceeds from issuance of common stock.

5. Litigation

   The Company is currently not involved in any litigation that it believes would have a materially adverse affect upon its financial results.

6. Stock-Based Incentive Programs

   The Company accounts for stock-based compensation under the intrinsic value method of accounting for stock awards, in accordance with Accounting Principles Board Opinion number 25, "Accounting for Stock Issued to Employees" (APB 25) as permitted by Statement of Financial Accounting Standards number 123, "Stock-Based Compensation" (collectively SFAS 123). The Company has not changed to the fair value method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148) did not affect the Company's financial condition or results of operations. However, SFAS 123, as amended by SFAS 148, requires that information be provided as if the Company had accounted for stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share beginning with the first quarter of 2003. Had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation, the Company's net loss and basic and diluted loss per share would have been changed from the "as reported" amounts to the "pro forma" amounts as follows:

                                                      Three months ended March 31,
                                                     ----------------------------
                                                         2004             2003
                                                     -----------     ------------
     Net loss:
         As reported:                                $  (431,100)    $   (380,100)

         Add: stock-based compensation expense
         included in net loss, net of related
         tax effects                                           -                -

         Deduct: total stock-based compensation
         expense determined under fair-value
         method for all awards, net of related
         tax effects                                     (28,600)        (133,400)
                                                     -----------     ------------
         Pro forma net loss                          $  (459,700)    $   (513,500)
                                                     ===========     ============
     Basic and diluted loss per share:
         As reported                                 $     (0.02)    $      (0.02)
         Pro forma                                   $     (0.02)    $      (0.03)

7.  Commitments and Contingencies

      Effective November 1, 2003, the Company commenced a one-year operating lease for its engineering facility in New Hampshire, which is cancelable by either party with 30 days written notice. Monthly rent payments for this facility are approximately $5,000.

      All other facilities currently occupied by the Company are being rented on a month-to-month basis and have no future minimum annual lease payments associated with them. The aggregate monthly rental payments for the month-to-month facilities currently being occupied are approximately $3,000.

      There currently are no leases in effect that require minimum payments to be made subsequent to October 31, 2004.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to:

    o Our history of operating losses and expectation that these losses will continue, at least for the near future;
    o Our operating results in one or more future periods are likely to fluctuate significantly and may fail to meet or exceed the expectations of securities analysts or investors;
    o Our business significantly benefits from strategic relationships and there can be no assurance that such relationships will continue in the future; and

other factors set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003 and in other documents we filed with the Securities and Exchange Commission.

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

   In order to ensure that we will be able to realize our assets and settle our liabilities within the normal course of our business operations, we must consider several aggressive strategic initiatives aimed at increasing revenue or securing additional alternative sources of financing. If we were unsuccessful in increasing revenues or finding additional alternative sources of financing, we would face a severe constraint on our ability to sustain operations in a manner that would create future growth and viability, and we may need to cease operations entirely.

Critical Accounting Policies

   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, the impairment of intangible assets, contingencies and other special charges and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Financial Statements.

   In accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition," we recognize revenue from the sale of software licenses when all the following conditions are met:

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

   Under SOP 97-2, revenue earned on software arrangements involving multiple elements is allocated to each element of the arrangement based on the relative fair values of the elements. If there is no evidence of the fair value for all the elements in a multiple element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

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

   We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS 123. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option-pricing model. Had compensation cost for our stock option plans and employee stock purchase plan been determined consistent with SFAS 123, our reported net loss and net loss per share would have been changed to the amounts indicated in Note 6.

Results of Operations for the Three-Month Period Ended March 31, 2004 Versus the Three-Month Period Ended March 31, 2003.

   Revenue

   Product line revenue for the three-month periods ended March 31, 2004 and 2003 was as follows:

                                                            Change in
                                                     -----------------------
     Product licenses         2004         2003         Dollars     Percent
     ----------------    ------------  ------------  ------------  ---------
     Windows             $    429,700  $    411,800  $     17,900      4.3 %
     Unix                     216,500       401,400      (184,900)   (46.1)
                         ------------  ------------  ------------  ---------
                              646,200       813,200      (167,000)   (20.5)
                         ------------  ------------  ------------  ---------
     Service fees
     Windows                  136,900        42,200        94,700    224.4
     Unix                     115,200       146,900       (31,700)   (21.6)
                         ------------  ------------  ------------  ---------
                              252,100       189,100        63,000     33.3
                         ------------  ------------  ------------  ---------
     Other (1)                  4,600        41,700       (37,100)   (89.0)
                         ------------  ------------  ------------  ---------
     Total Revenue       $    902,900  $  1,044,000  $   (141,100)   (13.5)%
                         ============  ============  ============  =========

   (1) 2004 is mainly comprised of the amortization of private labeling fees. 2003 is mainly comprised of the amortization of a distribution fee and private labeling fees.

   Revenue from our Windows-based products was virtually unchanged in the first quarter of 2004 as compared with the same period in 2003. Included in the $429,700 first quarter 2004 revenue is approximately $176,900 of revenue related to a transaction that occurred during the fourth quarter of 2003 that had been deferred due to various uncertainties surrounding issues pertaining to the transaction. Had these uncertainties not occurred and all elements necessary for revenue recognition been present during the fourth quarter of 2003 (at the time of the transaction), then first quarter 2004 Windows-based product revenue would have been $252,800, a decrease of $159,000, or 38.6%, from the first quarter of 2003.

   The $159,800 decrease was due to an approximate $146,300 reduction in the Windows-based product revenue recognized from a large customer during the first quarter of 2004 as compared with the first quarter of 2003. This customer had previously informed us that they would begin selling our Windows-based products as an add-on to their software application products, instead of bundling our products within theirs. Given the customer's change to this new sales model, we are unable to assess what effect this may have on our total revenue from this customer for the remainder of 2004.

   The decrease in Unix product license revenue reflects how our revenue streams can be affected on a quarterly basis due to the limited number of significant customers we have. During the first quarter of 2003, Unix product license revenue from three specific customers approximated $150,200, as compared to $23,400 during the first quarter of 2004. The revenue decrease from just these three customers accounts for the majority of the overall decrease in Unix product license revenue. Customers such as these three have historically tended to license our software sporadically, leading to the volatile nature of our revenue streams.

   Service fees recognized from the sale of Windows-based service contracts increased in the first quarter of 2004, as compared to the first quarter of 2003, primarily as a result of the release of Go-Global for Windows during the fourth quarter of 2002. Sales of our Windows-based products began increasing with the release of Go-Global for Windows, including the sales of service contracts to support the product. The sale of Windows-based products and service contracts continued to grow throughout 2003 and into the first quarter of 2004. Virtually all of our Windows-based service contracts are for annual service support contracts, consequently, we recognize revenue from their sale over a twelve-month period commencing in the month of sale.

   Service fees recognized from the sale of Unix-based service contracts decreased in the first quarter of 2004, as compared to the first quarter of 2003, primarily due to the reduction in Unix product sales, as discussed above.

   The decrease in other revenue was due to fully recognizing the revenue generated from the sale of a distribution license to our distributor in Japan. The license was being amortized to revenue over a two-year period and that period ended December 31, 2003.

   Our customers typically purchase a maintenance contract at the time they license our product. Our Windows-based maintenance contracts are primarily for a one-year time period and generally are renewed upon expiration. Our Unix-based maintenance contracts vary in term from one to five years and generally are renewed upon expiration. Fees associated with maintenance contracts are deferred and recognized as revenue ratably over the underlying service period of the maintenance contract.

   Currently, a significant portion of our licensing fees is derived from a limited number of customers, which vary, sometimes significantly, from quarter to quarter. We expect this trend to continue throughout 2004.

   Cost of Revenue

   Cost of revenue consists primarily of the amortization of purchased technology, capitalized technology developed in-house and customer service costs. Shipping and packaging materials are immaterial as virtually all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United States, research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet and are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products.

   Cost of revenue for the first quarter of 2004 decreased by $14,400, or 4.4%, to $310,200 from $324,600 for the same period in 2003.

   Product costs were lower in the first quarter of 2004, compared with the first quarter of 2003, primarily because certain purchased technologies were fully amortized as of year-end 2003. Offsetting the fully amortized purchased technologies was the commencement of amortization of certain in-house development costs that were capitalized during 2003.

   During the third quarter of 2004 we expect product costs to decline significantly as the remaining elements of our purchased technologies become fully amortized during the second quarter of 2004.

   Service costs represent the aggregate costs of employees' time being spent on customer service activities. The increase in the first quarter of 2004 from the first quarter of 2003 is due to a mix of fielding more service requests as well as more intricate service requests. Service costs can vary, sometimes significantly, from quarter to quarter depending on the nature and amount of requests received by customer service.

   Cost of revenue was approximately 34.4% and 31.1% of revenue for the quarters ended March 31, 2004 and 2003, respectively.

   Selling and Marketing Expenses

   Selling and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, public relations and advertising costs. Selling and marketing expenses for the first quarter of 2004 decreased by $62,800, or 14.9%, to $358,100 from $420,900 for the first quarter of 2003.

   Primary factors contributing to the net decrease are summarized as follows:

                                    Dollars
                                    Increase
                                   (Decrease)
         Expense                   From 2003
         -------                  -----------
         Human resources          $   (63,700)
         Overhead allocations         (59,100)
         Depreciation                 (16,000)
         Outside services              88,500
         Other items                  (12,500)
                                  -----------
                                  $   (62,800)
                                  ===========

   The decrease in human resources costs was the aggregate wages, benefits and commissions savings we realized by having two fewer sales and marketing staff in the first quarter of 2004, as compared with the first quarter of 2003.

   Once we successfully closed the negotiated buy out of the lease on our former corporate offices, and moved to our current location during the fourth quarter of 2003, we ceased allocating corporate overhead charges to sales and marketing. Such costs were classified as general and administrative expense during the first quarter of 2004.

   The decrease in depreciation expense is due to the write-off of various assets as part of the restructuring charges we have recorded over the last several reporting periods as well as the aging of the assets that do remain in service. In conjunction with the cost-cutting measures that we have been following for the last two years, we have curtailed the purchasing and replacing of assets to minimal levels. Accordingly, the assets that we still have currently in service are approaching full depreciation.

   The increase in outside services is because we utilized the services of a marketing consulting firm during the first quarter of 2004 to assist us with several marketing initiatives aimed at growing revenue. We did not use such services during the first quarter of 2003. We expect to increase marketing expenditures throughout the remainder of 2004. As a result of these increases, we anticipate second quarter 2004 sales and marketing expenditures to approximate those of the second quarter 2003 and second half 2004 sales and marketing expenditures to exceed those of the second half of 2003.

   Selling and marketing expenses were 39.7% and 40.3% of revenue for the first quarter of 2004 and 2003, respectively.

   General and Administrative Expenses

   General and administrative expenses primarily consist of salaries and associated benefits, legal, professional and other outside services, certain costs associated with being a publicly held corporation, the allocation of corporate overhead charges and bad debts expense. General and administrative expenses for the first quarter of 2004 decreased by $106,700, or 29.9%, to $249,700 from $356,400 for the first quarter of 2003.

   Primary factors contributing to the net decrease are summarized as follows:

                                   Dollars
                                  Increase
                                 (Decrease)
         Expense                 From 2003
         -------                -----------
         Insurance              $   (47,000)
         Overhead allocations       (44,400)
         Public company costs       (24,000)
         Other items                  8,700
                                -----------
                                $  (106,700)
                                ===========

   The primary reason for the decrease in insurance costs was due to the discontinuance of our Directors and Officers Insurance Policy upon its expiration during 2003.

   Our corporate overhead structure was significantly reduced when we successfully closed the negotiated buy out of the lease on our former corporate offices and moved into our new location during September 2003. Previously, we had been incurring costs associated with occupying approximately 13,500 square feet. Now we are incurring costs associated with occupying approximately 1,000 square feet of space.

   The decrease in public company costs primarily resulted from being delisted from the Nasdaq Small Cap Market during early 2003. We no longer are required to pay annual listing fees to Nasdaq as we are now listed on the Over The Counter Bulletin Board.

   We anticipate that aggregate general and administrative expenses for 2004 will be significantly lower than 2003. General and administrative expenses were approximately 27.7% and 34.1% of revenues for the first quarter of 2004 and 2003, respectively.

   Research and Development Expenses

   Research and development expenses consist primarily of salaries and benefits to software engineers, payments to contract programmers, rent, depreciation and computer related supplies. Research and development expenses for the first quarter of 2004 increased by $91,600, or 27.9%, to $419,600 from $328,000 in the first quarter of 2003.

   Primary factors contributing to the net increase are summarized as follows:

                                     Dollars
                                    Increase
                                   (Decrease)
                                   From 2003
         Expense                 ------------
         Human resources         $     25,800
         Rent                          19,700
         Outside services              37,700
         Other items                    8,400
                                 ------------
                                 $     91,600
                                 ============

   Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are to be capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during the first quarter of 2004, whereas approximately $112,700 of product development costs were capitalized during the first quarter of 2003. The majority of these costs were incurred in the development of Go-Global for Windows version 3.0, which became available for release during March 2004.

   Software development costs that we have capitalized are usually categorized as human resources costs or outside services costs, whichever is applicable to the particular cost. Approximately $33,900 of the $112,700 product development costs that were capitalized during the first quarter of 2003 was human resources costs. Had these costs not been capitalized, then human resources costs incurred during the first quarter of 2004 would have been approximately the same as those incurred during the first quarter of 2003. Approximately $78,800 of the $112,700 product development costs capitalized during the first quarter of 2003 was outside services costs. Had these costs not been capitalized, then outside services costs incurred during the first quarter of 2004 would have decreased by approximately $32,500 from those incurred during the first quarter of 2003. The decrease in outside services costs was due to not renewing certain engineering consulting contracts upon their expirations as their underlying projects had been completed.

   The increase in rent was due to receiving an approximate $30,800 lump sum sublease buy-out payment from our sublessee in the first quarter of 2003.

   During the fourth quarter of 2003, we successfully renegotiated the lease on our engineering office in Concord, New Hampshire at a significantly lower rate than what we had been paying. The lower rate was a result of the decrease in rental market rates since the time of our previous lease and our relinquishing of the space that had been previously occupied by our sublesse. Consequently, we anticipate rent expense in the second and third quarter of the 2004 to be significantly lower than rent expense during the comparable periods of the prior year. Our lease expires at the end of October 2004 and we expect to be able to either renew our lease at that time or find alternative suitable facilities at minimal cost.

   We anticipate that research and development expense for the next few quarterly reporting periods, inclusive of capitalized software development costs, will approximate those incurred during the corresponding periods of the prior year. Research and development expenses were approximately 46.5% and 31.4% of revenues for the first quarter of 2004 and 2003, respectively.

   Interest and other income

   Interest and other income consists primarily of interest income on excess cash. Our excess cash is held in interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

   Interest and other income for the first quarter of 2004 decreased by $2,200, or 37.9%, to $3,600 from $5,800 for the first quarter of 2003. The decrease was primarily due to lower average rates of interest being earned on excess cash on-hand throughout the first quarter of 2004 as compared with the first quarter of 2003.

   We expect interest and other income to be lower throughout the remainder of 2004, as compared with 2003, as we expect interest rates to remain low for the next several months.

   Net Loss

   As a result of the foregoing items, net loss for the first quarter of 2004 was $431,100, an increase of $51,000 or 13.4%, from a net loss of $380,100 for the first quarter of 2003. As a result of our continued operating loss we intend to continue to pursue revenue growth opportunities through all available means.

Liquidity and Capital Resources

   As of March 31, 2004, cash and cash equivalents totaled $1,719,600, an increase of $694,100, or 67.7%, from $1,025,500 as of December 31, 2003.

   The increase in cash and cash equivalents was primarily attributable to the $970,900 net cash infusion from the private placement we completed during the first quarter of 2004. Offsetting the cash infusion was our $431,100 net loss for the first quarter of 2004, which resulted from the continued consumption of cash by our operating activities. Our net loss for the first quarter of 2004 included non-cash charges, comprised of depreciation and amortization, which aggregated approximately $258,800.

   Our operating activities used $274,400 during the first quarter of 2004, including reductions in accrued liabilities and deferred revenue of $140,700 and $180,500, respectively. Operating activities that generated cash during the first quarter of 2004 included a $153,700 reduction in accounts receivable and a $72,100 increase in accounts payable.

   The decrease in deferred revenue was primarily due to the recognition of revenue from a year-end 2003 transaction that had been previously deferred, due to various uncertainties surrounding certain issues pertaining to the transaction. During the first quarter of 2004 these issues were resolved. When we concluded that all elements necessary to recognize revenue were present, we reclassified the product-licensing portion of the transaction from the deferred revenue accounts to product licensing revenue. The service portion of the transaction remains in deferred revenue and is being ratably amortized over a two-year period.

   Our condensed financial statements have been presented on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have suffered from recurring losses and have absorbed significant cash in our operating activities. These matters raise substantial doubt about our ability to continue in existence as a going concern. The condensed financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

   We are exploring all options available to increase revenues and to find alternative sources of financing our operations. If we were unsuccessful in obtaining these strategic goals, we would face a severe constraint on our ability to sustain operations in a manner that would create future growth and viability, and we may need to cease operations entirely.

   The $974,500 net cash provided by financing activities consisted primarily of the net cash proceeds of the private placement as well as cash proceeds received from the issuance of our common stock to employees through our employee stock purchase program.

   Gross accounts receivable as of March 31, 2004 decreased by $152,300, or 26.8%, to $415,600, from $567,900 as of December 31, 2003. The primary reason for the decrease was the receipt of cash during the first quarter of 2004 related to receivables that had been outstanding at year-end 2003.

   As of March 31, 2004, the cost basis of purchased technology was $1,370,100. There was no asset impairment charge recorded during the first quarter of 2004. Purchased technology is comprised of various acquired technologies that have been incorporated into one or more of our products. These amounts are amortized to cost of revenue, generally over a three-year period. Purchased technology amortization expense for the first quarter of 2004 decreased by $39,500, or 19.1%, to $167,500 from $207,000 for the first quarter of 2003. The decrease was due primarily to various components of the purchased technology becoming fully amortized during 2003.

   The net book value of purchased technology as of March 31, 2004 was $167,500. This amount will be amortized to cost of revenue in its entirety during the second quarter of 2004. Consequently, we expect cost of revenue to decrease significantly during the third and fourth quarters of 2004, as compared with the respective periods in 2003.

   Accounts payable as of March 31, 2004 increased by $72,100, or 137.9%, to $124,400 from $52,300 as of December 31, 2003. Accounts payable are comprised of our various operating expenses and increased due to the timing of the payment of various invoices.

   Accrued expenses as of March 31, 2004 decreased by $140,700, or 29.9%, to $330,100 from $470,800 as of December 31, 2003. Accrued expenses are charges for services rendered for which an invoice has not yet been received such as consulting fees, legal and accounting fees, and utilities. Items that were accrued as of December 31, 2003 that were paid out during the first quarter of 2004 included approximately $69,800 of employee costs (primarily accrued salaries, commissions and benefits) and $72,900 of outside services, including legal fees, accounting fees and engineering consulting fees.

   As of March 31, 2004, we had current assets of $2,116,100 and current liabilities of $1,466,000, which netted to working capital of $650,100. Included in current liabilities was deferred revenue of $1,011,500.

   We have been successful in significantly reducing operating costs through a series of strategic restructurings and work force reductions that began in September of 2001. With our reduced operating costs structure and the cash raised in the private placement, which closed during the first quarter of 2004, we believe that we will be able to support our operational needs with currently available resources for at least the next few quarterly periods.

Stock Option Exchange Program

   On June 24, 2003, we announced a voluntary stock option exchange program for employees who were not executive officers or members of our Board of Directors. Under the terms of the exchange program, eligible employees had the opportunity, if they so chose, to cancel any of their outstanding unexercised options to purchase our common stock that had an exercise price greater than or equal to $0.50 in exchange for an equal number of new options to be granted at a future date. The exchange program was open until 5:00 p.m., Eastern Time, on July 23, 2003. The new options were granted on January 26, 2004 at an exercise price of $0.41 per share, the closing bid price per share of our common stock on the grant date of the new options.

   The following table sets forth details pertaining to the eligibility and results of the exchange program as of the program's close on July 23, 2003:

                                             Eligible to    Elected to
                                 Total        Exchange       Exchange
     Number of eligible       ----------     -----------    -----------
     Employees                    24             21             19
      Percentage (1)            100.0%          87.5%          90.5%

     Outstanding options       2,776,161       677,917        578,935
      Percentage (1)             100.0%         24.42%         85.4%

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

ITEM 4. Controls and Procedures

      Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities

   On January 29, 2004, we received gross proceeds of $1,150,000 through the private placement of 5,000,000 shares of common stock and five-year warrants to purchase 2,500,000 shares of common stock at an exercise price of $0.33 per share. The net proceeds will be used for working capital and general corporate purposes. We also issued as a placement agent fee to Griffin Securities, cash equal to 10% of the gross proceeds, five-year warrants to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $0.23 per share and an aggregate of 250,000 shares of our common stock at an exercise price of $0.33 per share. The securities were not registered under the Securities Act of 1933 because such securities were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to
Section 4(2) and in compliance with Rule 506 thereunder.

   During the first quarter of 2004, we granted stock options to certain of our employees to purchase an aggregate of 578,935 shares of common stock at an exercise price of $0.41 per share. The grant of such stock options to the employees was not registered under the Securities Act because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to
Section 4(2).

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

(b) Reports on Form 8-K

   During the quarter ended March 31, 2004, we filed or furnished the following current reports on Form 8-K with the Securities and Exchange Commission:

   Current report on Form 8-K, dated February 2, 2004, was furnished on February 3, 2004. The item reported was:

o Item 5 - Other Events, which reported the issuance of a press release announcing the completion of a private offering of our common stock.

   Current report on Form 8-K, dated February 6, 2004, was furnished on February 6, 2004. The item reported was:

o Item 5 - Other Events, which furnished the documents related to the previously announced private offering.

   Current report on Form 8-K, dated March 4, 2004, was furnished on March 5, 2004. The item reports was:

o Item 12 - Results of Operations and Financial Condition, which reported the issuance of a press release announcing our financial results for the quarter and year ended December 31, 2003.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GraphOn Corporation
                                                   (Registrant)

                                          Date:  May 17, 2004
                                          By:  /s/ Robert Dilworth
                                               -------------------
                                                   Robert Dilworth,
                                         Chief Executive Officer (Interim) and
                                                 Chairman of the Board
                                             (Principal Executive Officer)

                                          Date:  May 17, 2004
                                          By:  /s/ William Swain
                                               --------------------
                                                   William Swain,
                                               Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)