Form 10-Q
period 2004-06-30
GRAPHON CORP/DE
filed 2004-08-16
CIK 1021435

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

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


                               3130 Winkle Avenue
                            Santa Cruz, CA 95065-1913
                    (Address of principal executive offices)

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

      As of August 3, 2004, there were issued and outstanding 21,696,765 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                               GRAPHON CORPORATION

                                    FORM 10-Q

                                Table of Contents


                                                                 Page

      PART I.

      Item 1.Financial Statements
               Condensed Balance Sheets                             2
               Condensed Statements of Operations
               and Comprehensive Loss                               3
               Condensed Statements of Cash Flows                   4
               Notes to Condensed Financial Statements              5

      Item 2.Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   8

      Item 3.Quantitative and Qualitative Disclosures About
              Market Risk                                          21

      Item 4.Controls and Procedures                               21

      PART II.

      Item 2.Changes in Securities, Uses of Proceeds and Issuer
              Purchases of Equity Securities                       22

      Item 5.Other Information                                     22

      Item 6.Exhibits and Reports on Form 8-K                      22

      Signatures                                                   23

                    PART I--FINANCIAL INFORMATION

                    ITEM I Financial Statements


                        GRAPHON CORPORATION
                     CONDENSED BALANCE SHEETS

                                                         June 30,    December 31,
                                                          2004          2003
     ASSETS                                            -----------   -----------
  ------------                                         (Unaudited)
Current Assets:
  Cash and cash equivalents ........................   $ 1,258,800   $ 1,025,500
  Accounts receivable, net of allowance for
   doubtful accounts of $46,800 and $46,800 ........       716,300       521,100
  Prepaid expenses and other current assets ........        24,100        23,100
                                                       -----------   -----------
  Total Current Assets .............................     1,999,200     1,569,700
                                                       -----------   -----------

Property and equipment, net ........................        99,600       144,800
Purchased technology, net ..........................          --         335,000
Capitalized software, net ..........................       382,800       500,600
Other assets .......................................        10,800        11,900
                                                       -----------   -----------
   TOTAL ASSETS ....................................   $ 2,492,400   $ 2,562,000
                                                       ===========   ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Current Liabilities:
  Accounts payable .................................   $   109,200   $    52,300
  Accrued expenses .................................       413,900       470,800
  Deferred revenue .................................       915,800       763,000
                                                       -----------   -----------
  Total Current Liabilities ........................     1,438,900     1,286,100
                                                       -----------   -----------
Long-term Liabilities:
  Deferred revenue .................................       422,000       429,000

Commitments and contingencies
                                                       -----------   -----------
   TOTAL LIABILITIES ...............................     1,860,900     1,715,100
                                                       -----------   -----------
Stockholders' Equity:
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding                    -             -
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 21,666,097 and 16,618,459
 shares issued and outstanding                               2,200         1,700
Additional paid in capital                              46,931,900    45,985,300
Notes receivable                                           (50,300)      (50,300)
Accumulated other comprehensive loss                          (900)       (1,400)
Accumulated deficit                                    (46,251,400)  (45,088,400)
                                                       -----------   -----------
   TOTAL STOCKHOLDERS' EQUITY                              631,500       846,900
                                                       -----------   -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 2,492,400   $ 2,562,000
                                                       ===========   ===========


  See accompanying notes to condensed financial statements.

                      GRAPHON CORPORATION
     CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                  Three Months Ended            Six Months Ended
                                                       June 30,                     June 30,
                                              --------------------------    --------------------------
                                                  2004           2003           2004           2003
                                              -----------    -----------    -----------    -----------
                                              (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
Revenue:
Product licenses ..........................   $   430,800    $   931,100    $ 1,077,000    $ 1,748,300
Service fees ..............................       241,900        202,500        494,000        391,700
Other .....................................         4,700         41,700          9,300         79,100
                                              -----------    -----------    -----------    -----------
   Total Revenue ..........................       677,400      1,175,300      1,580,300      2,219,100
                                              -----------    -----------    -----------    -----------
Cost of Revenue:
Product costs .............................       230,800        248,500        457,100        500,700
Service costs .............................        73,800         94,500        157,700        166,800
                                              -----------    -----------    -----------    -----------
   Total Cost of Revenue ..................       304,600        343,000        614,800        667,500
                                              -----------    -----------    -----------    -----------
   Gross Profit ...........................       372,800        832,300        965,500      1,551,600
                                              -----------    -----------    -----------    -----------
Operating Expenses:
Selling and marketing .....................       404,700        448,300        762,800        869,200
General and administrative ................       263,000        481,700        512,700        838,000
Research and development ..................       440,000        318,800        859,600        646,800
                                              -----------    -----------    -----------    -----------
Total Operating Expenses ..................     1,107,700      1,248,800      2,135,100      2,354,000
                                              -----------    -----------    -----------    -----------
Loss From Operations ......................      (734,900)      (416,500)    (1,169,600)      (802,400)
                                              -----------    -----------    -----------    -----------
Other Income (Expense):
   Interest and other income ..............         2,900          3,100          6,500          8,900
   Interest and other expense .............             -         (4,300)             -         (4,300)
                                              -----------    -----------    -----------    -----------
   Total Other Income (Expense) ...........         2,900         (1,200)         6,500          4,600
                                              -----------    -----------    -----------    -----------
Net Loss ..................................   $  (732,000)   $  (417,700)   $(1,163,100)   $  (797,800)
Other Comprehensive Loss, net of tax
   Foreign currency translation gain (loss)          (100)             -            500           (600)
                                              -----------    -----------    -----------    -----------
Comprehensive Loss ........................   $  (732,100)   $  (417,700)   $(1,162,600)   $  (798,400)
                                              ===========    ===========    ===========    ===========
Basic and Diluted Loss per Common Share....   $     (0.03)   $     (0.03)   $     (0.06)   $     (0.05)
                                              ===========    ===========    ===========    ===========
Weighted Average Common Shares Outstanding.    21,647,086     16,602,719     20,869,550     16,598,708
                                              ===========    ===========    ===========    ===========


     See accompanying notes to condensed financial statements.

                    GRAPHON CORPORATION
            CONDENSED STATEMENTS OF CASH FLOWS

                                                        Six Months Ended June 30,
                                                           2004           2003
                                                       -----------    -----------
                                                        (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
Net loss ...........................................   $(1,163,100)   $  (797,800)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization ...................       517,400        632,000
   Loss on disposal of fixed assets ................             -          4,300
  Interest accrued on directors notes receivable ...          (700)        (1,000)
   Provision for doubtful accounts .................             -          5,200
Changes in operating assets and liabilities:
   Accounts receivable .............................      (195,200)      (230,000)
   Prepaid expenses and other assets ...............        (1,000)       175,400
   Accounts payable ................................        56,900        (66,000)
   Accrued expenses ................................       (56,900)      (327,800)
   Deferred revenue ................................       145,800         45,400
                                                       -----------    -----------
Net Cash Used In Operating Activities ..............      (696,800)      (560,300)
                                                       -----------    -----------
Cash Flows From Investing Activities:
Capitalization of software development costs .......             -       (282,200)
Capital expenditures ...............................       (18,600)        (1,600)
Other assets .......................................         1,100         40,400
                                                       -----------    -----------
   Net Cash Used In Investing Activities ...........       (17,500)      (243,400)
                                                       -----------    -----------
Cash Flows From Financing Activities:
Proceeds from exercise of warrants .................         6,900              -
Proceeds from private placement
 of common stock ...................................     1,150,000              -
Costs of private placement of common stock .........      (213,400)             -
Proceeds from sale of common stock under
 employee stock purchase plan ......................         3,600          2,000
                                                       -----------    -----------
   Net Cash Provided By Financing Activities .......       947,100          2,000
                                                       -----------    -----------
Effect of exchange rate fluctuations on cash and
   cash equivalents ................................           500           (600)
                                                       -----------    -----------
Net Increase (Decrease) in Cash and Cash Equivalents       233,300       (802,300)

Cash and Cash Equivalents, beginning of period .....     1,025,500      1,958,200
                                                       -----------    -----------
Cash and Cash Equivalents, end of period ...........   $ 1,258,800    $ 1,155,900
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

   The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the three and six-month periods ended June 30, 2004) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission (the Commission) on March 30, 2004. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2004, or any future period.

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

   Management believes that the Company will be able to support its operational needs with currently available resources for at least the next few quarterly periods. The Company has been successful in significantly reducing operating costs through a series of strategic restructurings and work force reductions that began in September of 2001. During the first quarter of 2004, the Company successfully raised approximately $936,600, net, in a private placement of its common stock.

   The Company continues to operate its business on a cash basis by striving to bring cash expenditures in line with revenues while simultaneously looking at ways to improve its revenue stream. Additionally, the Company continues to review potential business combination opportunities as they present themselves and at such time as one might make financial sense and add value for the shareholders, the Company will pursue it. The Company believes that improving its current revenue stream, coupled with its cash on hand, including the cash raised in the private placement, will support its planned operations during 2004.

   Certain amounts in the prior period's financial statements have been reclassified to conform to the current period's presentation.

2. Revenue

   Product line revenue for the three-month periods ended June 30, 2004 and 2003, was as follows:

                                                          Change in
    Product licenses      2004          2003         Dollars     Percent
    ----------------  -----------   -----------    -----------  ---------
    Windows .....     $   179,200   $   645,100    $  (465,900)   (72.2)%
    Unix ........         251,600       286,000        (34,400)   (12.0)
                      -----------   -----------    -----------  ---------
                          430,800       931,100       (500,300)   (53.7)
                      -----------   -----------    -----------  ---------
    Service fees
    Windows .....         116,300        48,600         67,700    139.3
    Unix ........         125,600       153,900        (28,300)   (18.4)
                      -----------   -----------    -----------  ---------
                          241,900       202,500         39,400     19.5
                      -----------   -----------    -----------  ---------
    Other (1) ...           4,700        41,700        (37,000)   (88.7)
                      -----------   -----------    -----------  ---------
    Total Revenue     $   677,400   $ 1,175,300    $  (497,900)   (42.4)%
                      ===========   ===========    ===========  =========

   Product line revenue for the six-month periods ended June 30, 2004 and 2003, was as follows:

                                                          Change in
    Product licenses      2004          2003         Dollars      Percent
    ----------------  -----------   -----------    -----------   ---------
    Windows .....     $   608,900   $ 1,057,700    $  (448,800)    (42.4)%
    Unix ........         468,100       690,600       (222,500)    (32.2)
                      -----------   -----------    -----------   ---------
                        1,077,000     1,748,300       (671,300)    (38.4)
                      -----------   -----------    -----------   ---------
    Service fees
    Windows .....         253,300        90,900        162,400     178.7
    Unix ........         240,700       300,800        (60,100)    (20.0)
                      -----------   -----------    -----------   ---------
                          494,000       391,700        102,300      26.1
                      -----------   -----------    -----------   ---------
    Other (1) ...           9,300        79,100        (69,800)    (88.2)
                      -----------   -----------    -----------   ---------
    Total Revenue     $ 1,580,300   $ 2,219,100    $  (638,800)    (28.8)%
                      ===========   ===========    ===========   =========

   (1) 2004 is comprised of the amortization of private labeling fees. 2003 is comprised of the amortization of distribution and private labeling fees.

3. Loss Per Share

   Basic loss per share is calculated using the weighted average number of shares outstanding during the period. Diluted loss per share is not included since they are antidilutive.

4. Stockholders' Equity

   During the second quarter of 2004, the Company issued 30,000 shares of common stock upon the exercise of warrants issued in conjunction with the private placement transaction consummated during the first quarter of 2004. The Company received cash proceeds of $6,900 as a result of the exercise of these warrants.

   During the first quarter of 2004, the Company issued 5,000,000 shares of common stock in a private placement transaction resulting in cash proceeds of $1,150,000. The costs of the private placement, which include commissions, legal fees, accounting fees, registration and other miscellaneous fees, have aggregated approximately $213,400 through the six months ended June 30, 2004.

   Also during the first quarter, the Company issued 17,638 share of common stock to employees under provisions of the Employee Stock Purchase Plan (the
ESPP), resulting in cash proceeds of approximately $3,600.

5. Litigation

   The Company is currently not involved in any litigation that it believes would have a materially adverse affect upon its financial results or financial position.

6. Stock-Based Incentive Programs

   The Company accounts for stock-based compensation under the intrinsic value method of accounting for stock awards, in accordance with Accounting Principles Board Opinion number 25, "Accounting for Stock Issued to Employees" (APB 25) as permitted by Statement of Financial Accounting Standards number 123, "Stock-Based Compensation" (SFAS 123). The Company has not changed to the fair value method of accounting for stock-based employee compensation. SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requires that information be provided as if the Company had accounted for stock options under the fair value method of this statement, including disclosing pro forma information regarding net loss and loss per share beginning with the first quarter of 2003. Had the Company applied the fair value recognition provisions of SFAS 123 to stock-based compensation, the Company's net loss and basic and diluted loss per share would have been changed from the "as reported" amounts to the "pro forma" amounts as follows for each of the respective periods:

                                               Three months ended
                                                    June 30,
                                                2004         2003
                                             ---------    ---------
    Net loss:
    As reported: .........................   $(732,000)   $(417,700)

    Add: stock-based compensation expense
    included in net loss, net of related
    tax effects ..........................           -            -

    Deduct: total stock-based compensation
    expense determined under fair-value
    method for all awards, net of related
    tax effects ..........................     (44,400)     (56,800)
                                             ---------    ---------
    Pro forma net loss ...................   $(776,400)   $(474,500)
                                             =========    =========
    Basic and diluted loss per share:
    As reported ..........................   $   (0.03)   $   (0.03)
    Pro forma ............................   $   (0.04)   $   (0.03)

                                                  Six months ended
                                                      June 30,
                                                2004           2003
                                             -----------    -----------
    Net loss:
    As reported: .........................   $(1,163,100)   $  (797,800)

    Add: stock-based compensation expense
    included in net loss, net of related
    tax effects ..........................             -              -


    Deduct: total stock-based compensation
    expense determined under fair-value
    method for all awards, net of related
    tax effects ..........................       (73,000)      (190,200)
                                             -----------    -----------
    Pro forma net loss ...................   $(1,236,100)   $  (988,000)
                                             ===========    ===========

    Basic and diluted loss per share:
    As reported ..........................   $     (0.06)   $     (0.05)
    Pro forma ............................   $     (0.06)   $     (0.06)

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

      As of June 30, 2004 there are no leases in effect that require minimum payments to be made subsequent to October 31, 2004.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors. Such factors, including those that follow, and other factors set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003 and in other documents we filed with the Securities and Exchange Commission, could have a material adverse effect upon our business, results of operations and financial condition.

We Have A History Of Operating Losses And Expect These Losses To Continue, At Least For The Near Future.

   We have experienced significant losses since we began operations. We expect to continue to incur losses at least for the near future. We have slashed our expenses over the course of the last three years; however, we cannot give assurance that revenues will increase sufficiently to exceed current expense levels. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

If We Are Unable To Generate a Positive Cash Flow From Operations, Or Are Unsuccessful In Securing Alternative Means Of Financing, We May Not Be Able To Continue Our Operations.

   We have not been able to generate positive cash flow from our operations and have been financing our operations primarily from the cash raised when we called various warrants in 1999 and 2000, and from the sale of common stock in the private placement that occurred during the first quarter of 2004. If we were unable to generate positive cash flow from our operations or we were unable to raise alternative sources of financing, we may need to discontinue our operations entirely.

Our Revenue Is Typically Generated From A Very Limited Number Of
Significant Customers.

   A material portion of our revenue during any reporting period is typically generated from a very limited number of customers. Consequently, if any of these significant customers reduce their order level or fail to order during a reporting period, our revenue could be materially adversely impacted.

   Several of our significant customers are independent software vendors (ISVs) who have bundled our products with theirs to sell as web-enabled versions of their products. Other significant customers include distributors who sell our products directly. We do not control our significant customers. Some of our significant customers maintain inventories of our products for resale to smaller end-users. If they reduce their inventory of our products, our revenue and business could be materially adversely impacted.

If We Are Unable To Develop New Products And Enhancements To Our Existing Products, Our Business, Results Of Operations And Financial Condition Could Be Materially Adversely Impacted.

   Our future success depends on our ability to continually enhance our current products and develop and introduce new products that our customers choose to buy. If we are unable to satisfy our customers' demands and remain competitive with other products that could satisfy their needs by introducing new products and enhancements, our business, results of operations and financial condition could be materially adversely impacted.

   Our future success could be limited by:

   o severely constrained resources currently available to dedicate to development;
   o  delays in introductions of new products; and
   o competitors with more resources whose new products, enhancements or technologies could replace or shorten the life cycle of our existing products.

Our Stock Price Has Historically Been Volatile And You Could Lose The Value Of Your Investment.

    Our stock price has historically been volatile; it has fluctuated significantly to date. The trading price of our stock is likely to continue to be highly volatile and subject to wide fluctuations. Your investment in our stock could lose value.

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

   In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed programs is provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is deferred and not recognized until the fee is collected.

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

   Software development costs incurred in the research and development of new products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are typically capitalized until the product is available for general release to customers. Capitalized costs are amortized based on either estimated current and future revenue for the product or straight-line amortization over the shorter of three years or the remaining estimated life of the product, whichever produces the higher expense for the period.

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

Results of Operations for the Three and Six-Month Periods Ended June 30, 2004 Versus the Three and Six-Month Periods Ended June 30, 2004.

   Revenue

   Product line revenue for the three-month periods ended June 30, 2004 and 2003 was as follows:

                                                          Change in
    Product licenses      2004          2003         Dollars     Percent
    ----------------  -----------   -----------    -----------  ---------
    Windows .....     $   179,200   $   645,100    $  (465,900)   (72.2)%
    Unix ........         251,600       286,000        (34,400)   (12.0)
                      -----------   -----------    -----------  ---------
                          430,800       931,100       (500,300)   (53.7)
                      -----------   -----------    -----------  ---------
    Service fees
    Windows .....         116,300        48,600         67,700    139.3
    Unix ........         125,600       153,900        (28,300)   (18.4)
                      -----------   -----------    -----------  ---------
                          241,900       202,500         39,400     19.5
                      -----------   -----------    -----------  ---------
    Other (1) ...           4,700        41,700        (37,000)   (88.7)
                      -----------   -----------    -----------  ---------
    Total Revenue     $   677,400   $ 1,175,300    $  (497,900)   (42.4)%
                      ===========   ===========    ===========  =========

   Product line revenue for the six-month periods ended June 30, 2004 and 2003, was as follows:

                                                          Change in
    Product licenses      2004          2003         Dollars      Percent
    ----------------  -----------   -----------    -----------   ---------
    Windows .....     $   608,900   $ 1,057,700    $  (448,800)    (42.4)%
    Unix ........         468,100       690,600       (222,500)    (32.2)
                      -----------   -----------    -----------   ---------
                        1,077,000     1,748,300       (671,300)    (38.4)
                      -----------   -----------    -----------   ---------
    Service fees
    Windows .....         253,300        90,900        162,400     178.7
    Unix ........         240,700       300,800        (60,100)    (20.0)
                      -----------   -----------    -----------   ---------
                          494,000       391,700        102,300      26.1
                      -----------   -----------    -----------   ---------
    Other (1) ...           9,300        79,100        (69,800)    (88.2)
                      -----------   -----------    -----------   ---------
    Total Revenue     $ 1,580,300   $ 2,219,100    $  (638,800)    (28.8)%
                      ===========   ===========    ===========   =========

   (1) 2004 is comprised of the amortization of private labeling fees. 2003 is comprised of the amortization of distribution and private labeling fees.

   The decrease in Windows-based product revenue in the second quarter of 2004, as compared with the same period in 2003, was primarily due to decreased product ordering levels from one of our significant ISV customers and the deferral of product revenue related to two transactions entered into with one of our distributors.

   In the second quarter of 2004 we did not receive any product orders from one of our significant ISV customers, whereas in the second quarter of 2003 we received approximately $290,000 of product orders from this customer. This customer had previously informed us that they would begin selling our Windows-based products as an add-on to their software application products, instead of bundling our products within theirs. Given the customer's changed sales model, we are unable to assess what effect this may have on our total revenue from this customer for the remainder of 2004.

   During the second quarter of 2004, we entered into two transactions with one of our distributors that we ended up deferring because not all elements required to recognize revenue had been met. We deferred approximately $276,900 of Windows-based product revenue, in the aggregate, from these two transactions. This amount is reported as a component of deferred revenue - current liabilities on our balance sheet. We anticipate collecting these amounts and recognizing the revenue during the third quarter of 2004.

   The decrease in Unix product license revenue in the second quarter of 2004, as compared with the second quarter of 2003, was primarily due to the sporadic nature of product license revenue derived from enterprise end users. During the second quarter of 2003, we recorded product-licensing revenue of approximately $97,000 from four particular enterprise end users, as compared with approximately $52,700 from these customers during the second quarter of 2004. The revenue decrease from these four customers accounts for the majority of the overall decrease in Unix product license revenue. Enterprise customers such as these have historically tended to license our software intermittently, leading to the volatile nature of our revenue streams.

   Service fees recognized from the sale of Windows-based service contracts increased in the second quarter of 2004, as compared to the second quarter of 2003, primarily as a result of the release of Go-Global for Windows during the fourth quarter of 2002. Sales of our Windows-based products began increasing with the release of Go-Global for Windows, including the sales of service contracts to support the product. The sale of Windows-based products and service contracts continued to grow throughout 2003 and into the first quarter of 2004. Virtually all of our Windows-based service contracts are for annual service support contracts, consequently, we recognize revenue from their sale over a twelve-month period commencing in the month of sale.

   Service fees recognized from the sale of Unix-based service contracts decreased in the second quarter of 2004, as compared to the second quarter of 2003, primarily due to the reduction in Unix product sales, as discussed above. Additionally, a few of our larger Unix customers have opted to purchase service contracts with service periods longer than one year. Although the price of these contracts are more than a one-year contract, the amount of revenue recognized in any one year will be lower than that from a one-year contract, due to the pricing discounts offered on them.

   The decrease in other revenue was related to the distribution agreement we had signed with our distributor in Japan in 2001. We completed recognizing the distributors' fee revenue from the distributors agreement as of year-end 2003.

   Included in Windows product revenue for the first six months of 2004 is approximately $176,900 of revenue related to a transaction that occurred during the fourth quarter of 2003 for which revenue recognition had been deferred, at year-end 2003, due to various uncertainties surrounding issues pertaining to the transaction. Had these uncertainties not occurred and all elements necessary for revenue recognition been present during the fourth quarter of 2003 (at the time of the transaction), then Windows product revenue for the six-month period ended June 30, 2004 would have been $432,000, a decrease of $625,700, or 59.2% from $1,057,700 for the same period during 2003.

   Excluding the 2003 sale recognized in 2004, the $625,700 decrease in Windows-based product revenue for the six-month period ended June 30, 2004, as compared with the same period in 2003, was primarily due to decreased ordering levels from one of our significant ISV customers. During the first six months of 2004 we received approximately $146,300 in product orders from this customer, as compared with approximately $585,000 for the first six months of 2003. This customer had previously informed us that they would begin selling our Windows-based products as an add-on to their software application products, instead of bundling our products within theirs. Given the customer's changed sales model, we are unable to assess what effect this may have on our total revenue from this customer for the remainder of 2004.

   Another factor contributing to the decrease in Windows-based product revenue for the six-month period ended June 30, 2004, as compared with the same period in 2003, was the deferral of approximately $276,000 of revenue from two transactions entered into with one of our distributors during the period, as previously mentioned. During the six-month period ended June 30, 2003, we recognized approximately $160,000 in Windows-based product revenue from transactions entered into with this distributor.

   The decrease in Unix product license revenue for the first six months of 2004, as compared with 2003, was primarily due to decreases in product license revenue derived from enterprise end users. During the first six months of 2003, we recorded product-licensing revenue of approximately $242,500 from five particular enterprise end users, as compared with approximately $26,400 from these customers during the first six months of 2004. The revenue decrease from these customers accounts for the majority of the overall decrease in Unix product licensing revenue. Enterprise customers such as these have historically tended to license our software intermittently, leading to the volatile nature of our revenue streams.

   Service fees recognized from the sale of Windows-based service contracts increased in the first six months of 2004, as compared to the first six months of 2003, primarily as a result of the release of Go-Global for Windows during the fourth quarter of 2002. Sales of our Windows-based products, including the sales of service contracts to support the products, began increasing with the release of Go-Global for Windows and continued throughout 2003. Revenue from a significant number of the service contracts sold during 2003, and all those sold during the first six months of 2004 has been recognized during the first six months of 2004.

   Service fees recognized from the sale of Unix-based service contracts decreased in the first six months of 2004, as compared to the first six months of 2003, primarily due to the reduction in Unix product sales, as discussed above. Additionally, a few of our larger Unix customers have opted to purchase service contracts with service periods longer than one year.

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

   Cost of revenue for the second quarter of 2004 decreased by $38,400, or 11.2%, to $304,600 from $343,000 for the same period in 2003. Cost of revenue for the first six months of 2004 decreased by $52,700, or 7.9%, to $614,800 from $667,500 for the same period in 2003.

   Product costs were lower in the second quarter and the first six months of 2004, compared with the second quarter and first six months of 2003, primarily because certain purchased technologies were fully amortized as of year-end 2003. Offsetting the fully amortized purchased technologies was the commencement of amortization of certain in-house development costs that were capitalized during 2003. Service costs were lower in the second quarter and the first six months of 2004, compared with the second quarter and first six months of 2003, primarily due to severance costs associated with the termination of one engineer during the second quarter of 2003.

   During the third quarter of 2004 we expect product costs to decline significantly as the remaining elements of our purchased technologies become fully amortized during the second quarter of 2004.

   Cost of revenue was approximately 45.0% and 29.2% of revenue for the quarters ended June 30, 2004 and 2003, respectively and 38.9% and 30.1% for the six-month periods then ended, respectively.

   Selling and Marketing Expenses

   Selling and marketing expenses primarily consist of salaries, sales commissions, travel expenses, trade show related activities, promotional, public relations and advertising costs. Selling and marketing expenses for the second quarter of 2004 decreased by $43,600, or 9.7%, to $404,700 from $448,300 for the second quarter of 2003. Selling and marketing expenses for the first six months of 2004 decreased by $106,400, or 12.2%, to $762,800 from $869,200 for the first six months of 2003.

   Primary factors contributing to the net decreases are summarized as follows:

                              Three Month   Six Month
                                Dollars      Dollars
                               Increase     Increase
                              (Decrease)   (Decrease)
    Expense                    From 2003    From 2003
    -------                    ---------    ---------
    Human resources ........   $ (41,600)   $(105,200)



    Overhead allocations ...     (66,300)    (125,300)
    Marketing expense ......      45,100      133,600
    Travel and entertainment      19,700       15,900
    Other items ............        (500)     (25,400)
                               ---------    ---------
                               $ (43,600)   $(106,400)
                               =========    =========

   The decreases in human resources costs was the aggregate wages, benefits and commissions savings we realized by having two fewer sales and marketing staff in both the second quarter and first six months of 2004, as compared with the second quarter and first six months of 2003.

   During the fourth quarter of 2003 we ceased allocating corporate overhead charges to sales and marketing as no sales and marketing staff were physically sharing office space at our corporate offices in Morgan Hill. The sales and marketing staff that had been sharing the space prior to this time were terminated. Such costs were classified as general and administrative expense during the first quarter of 2004.

   The increases in marketing expense is because we utilized the services of a marketing consulting firm throughout the second quarter and first six months of 2004 to assist us with several marketing initiatives aimed at growing revenue. We began incurring such expenses during the second quarter of 2003.

   Selling and marketing expenses were 59.7% and 38.1% of revenue for the quarters ended June 30, 2004 and 2003, respectively, and 48.3% and 39.2% for the six-month periods then ended, respectively.

   General and Administrative Expenses

   General and administrative expenses primarily consist of salaries and associated benefits, legal, professional and other outside services, certain costs associated with being a publicly held corporation, the allocation of corporate overhead charges and bad debts expense. General and administrative expenses for the second quarter of 2004 decreased by $218,700, or 45.4%, to $263,000 from $481,700 for the second quarter of 2003. General and administrative expenses for the first six months of 2004 decreased by $325,300, or 38.8%, to $512,700 from $838,000 for the first six months of 2003.

   Primary factors contributing to the net decreases are summarized as follows:

                           Three Month  Six Months
                             Dollars      Dollars
                            Increase     Increase
                           (Decrease)   (Decrease)
    Expense                From 2003    From 2003
    -------                ---------    ---------
    Legal Fees .........   $ (90,500)   $ (99,000)
    Insurance ..........     (42,000)     (93,500)
    Overhead allocations     (49,700)     (94,100)
    Other items ........     (36,500)     (38,700)
                           ---------    ---------
                           $(218,700)   $(325,300)
                           =========    =========

   The decrease in legal fees is primarily due to the legal fees incurred with the offer to exchange stock options we made to our employees during July 2003.

   The primary reason for the decrease in insurance costs was due to the discontinuance of our Directors and Officers Insurance Policy upon its expiration during 2003.

   Our corporate overhead structure was significantly reduced when we successfully closed the negotiated buy out of the 400 Cochrane Circle lease during September 2003. Previously, we had been incurring costs associated with occupying approximately 13,500 square feet. Beginning in September 2003, when we began occupying 105 Cochrane Circle, our corporate overhead structure was based on incurring costs associated with occupying approximately 1,000 square feet of space. During the fourth quarter of 2003 all corporate overheads began being classified as general and administrative as the corporate facilities were no longer being shared by sales and marketing personnel, as previously discussed.

   We anticipate that aggregate general and administrative expenses for 2004 will be significantly lower than 2003. General and administrative expenses were approximately 38.8% and 41.0% of revenues for the second quarter of 2004 and 2003, respectively, and 32.4% and 37.8% for the six months periods then ended, respectively.

   Research and Development Expenses

   Research and development expenses consist primarily of salaries and benefits to software engineers, payments to contract programmers, rent, depreciation and computer related supplies.

   Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during either the second quarter or first six months of 2004, whereas approximately $169,400 and $282,200 of product development costs were capitalized during the second quarter and first six months of 2003, respectively. The majority of these costs were incurred in the development of Go-Global for Windows version 3.0, which became available for release during March 2004.

   Had these costs not been capitalized, then research and development expenses for the three and six-month periods ended June 30, 2004 and 2003 would have been reported as follows:

    Period Ended                                                     Change in
    June 30,                    2004            2003           Dollars       Percent
    --------              --------------  --------------  --------------  -----------
    Three-months           $   440,000      $  488,200      $   (48,200)      (9.9)%
    Six-months                 859,600         929,000          (69,400)      (7.5)

   During the first quarter of 2003, we reduced our research and development staff by one. The decrease in salaries and related benefits associated with this former engineer is the primary reason for the reduction in expenses, as set forth above. Also contributing to the decrease is lower depreciation expense. During the first six months of 2003, we purchased no new assets in support of our research and development efforts. Since that time, various assets became fully depreciated and hence, did not generate depreciation expense during either the three or six-month periods ended June 30, 2004.

   During the fourth quarter of 2003, we successfully renegotiated the lease on our engineering office in Concord, New Hampshire at a significantly lower rate than what we had been paying. The lower rate was a result of the decrease in rental market rates since the time of our previous lease and our relinquishing of the space that had been previously occupied by our sublesse. Consequently, we anticipate rent expense in 2004 to be significantly lower than rent expense in 2003. Our lease expires at the end of October 2004 and we expect to be able to either renew our lease at that time or find alternative suitable facilities at minimal cost.

   We anticipate that research and development expense for the next few quarterly reporting periods, inclusive of capitalized software development costs, will approximate those incurred during the corresponding periods of the prior year. Research and development expenses were approximately 65.0% and 27.1% of revenues for the second quarter of 2004 and 2003, respectively, and 54.4% and 29.1% of revenues for the first six months then ended, respectively.

   Interest and other income

   Interest and other income consists primarily of interest income on excess cash. Our excess cash is held in interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

   Interest and other income for the second quarter of 2004 decreased by $200, or 6.5%, to $2,900 from $3,100 for the second quarter of 2003. Interest and other income for the first six months of 2004 decreased by $2,400, or 27.0%, to $6,500 from $8,900 for the first six months of 2003. The decreases were primarily due to lower average rates of interest being earned on excess cash on-hand throughout the second quarter and first six months of 2004 as compared with the second quarter and first six months of 2003.

   Although there are indications that the Federal Reserve Bank may be modestly raising interest rates in the near term, we anticipate that lower levels of excess cash will offset any such raise. Accordingly, we anticipate that interest income for the remainder of 2004 will be lower than comparable periods from 2003.

   Net Loss

   As a result of the foregoing items, net loss for the second quarter of 2004 was $732,000 an increase of $314,300, or 75.0%, from a net loss of $417,700 for the second quarter of 2003. Net loss for the first six months of 2004 was $1,163,100, an increase of $365,300, or 45.8%, from a net loss of $797,800 for the first six months of 2003. As a result of our continued operating loss we intend to continue to pursue revenue growth opportunities through all available means.

Liquidity and Capital Resources

   As of June 30, 2004, cash and cash equivalents totaled $1,258,800, an increase of $233,300, or 22.8%, from $1,025,500 as of December 31, 2003.

   The increase in cash and cash equivalents was primarily attributable to the $936,600 net cash infusion from the private placement we completed during the first quarter of 2004. Offsetting the cash infusion was our $1,163,100 net loss for the first six months of 2004, which resulted from the continued consumption of cash by our operating activities. Included in net loss are non-cash charges, comprised of depreciation and amortization, which aggregated approximately $517,400.

   Our operating activities used $696,800 during the first six months of 2004, including a reduction in accrued liabilities of $56,900 and a $195,200 increase in accounts receivable. Cash for operating activities was generated during the first six months of 2004 through an increase of $56,900 in accounts payable and $145,800 in short and long-term deferred revenue.

   The increase in the total of short and long-term deferred revenue was primarily due to the deferral of approximately $276,900 of aggregate Windows-based product revenue we derived from transactions entered into with a distributor that did not meet all of the criteria for revenue recognition at the end of the second quarter of 2004. Offsetting this increase was the recognition of revenue from a year-end 2003 transaction that had been previously deferred, due to various uncertainties surrounding certain issues pertaining to the transaction. During the first quarter of 2004 these issues were resolved. Upon resolution of theses issues, we concluded that all elements necessary to recognize revenue were present. Consequently, we reclassified the product-licensing portion of the transaction from the deferred revenue accounts to product licensing revenue. The service portion of the transaction remains in deferred revenue and is being ratably amortized over a two-year period.

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

   The $947,100 net cash provided by financing activities consisted primarily of the $936,600 net cash proceeds of the private placement as well as $3,600 received from the issuance of our common stock to employees through our employee stock purchase program. Another source of cash from financing activities was the receipt of approximately $6,900 from the exercise of warrants that were issued in conjunction with the private placement.

   Gross accounts receivable as of June 30, 2004 increased by $195,200, or 34.4%, to $763,100, from $567,900 as of December 31, 2003. The primary reason for the increase was the timing of a small number of large sales transactions that occurred during the last few days of the second quarter, which were offset by year to date cash collections.

   As of June 30, 2004, the costs basis of our purchased technology became fully amortized. Purchased technology is comprised of various acquired technologies that have been incorporated into one or more of our products. These amounts are amortized to cost of revenue, generally over a three-year period. Purchased technology amortization expense for the second quarter of 2004 decreased by $39,500, or 19.1%, to $167,500 from $207,000 for the first quarter of 2003. For the first six months of 2004, purchased technology amortization decreased by $79,000, or 19.1%, to $335,000 from $414,000 for the first six months of 2003.

The decrease was due primarily to various components of the purchased technology becoming fully amortized during 2003.

   Since the net book value of purchased technology as of June 30, 2004 was $0, we expect cost of revenue to decrease significantly during the third and fourth quarters of 2004, as compared with the respective periods in 2003.

   Accounts payable as of June 30, 2004 increased by $56,900, or 108.8%, to $109,200 from $52,300 as of December 31, 2003. Accounts payable are comprised of our various operating expenses and increased due to the timing of the payment of various invoices.

   Accrued expenses as of June 30, 2004 decreased by $56,900, or 12.1%, to $413,900 from $470,800 as of December 31, 2003. Accrued expenses are charges for services rendered for which an invoice has not yet been received such as consulting fees, legal and accounting fees, and utilities. Items that were accrued as of December 31, 2003 that were paid out during the first six months of 2004, thereby decreasing accrued expenses, included approximately $69,800 of employee costs (primarily accrued salaries, commissions and benefits) and $72,900 of outside services, including legal fees, accounting fees and engineering consulting fees. Offsetting these decreases was an increase in accrued accounting fees, primarily related to the 2004 annual audit.

   As of June 30, 2004, we had current assets of $1,999,200 and current liabilities of $1,438,900, which netted to working capital of $560,300. Included in current liabilities was the current portion of deferred revenue of $915,800.

   We have been successful in significantly reducing operating costs through a series of strategic restructurings and work force reductions that began in September of 2001. Based on our current operating revenues and reduced operating cost structure, and the cash raised in the private placement, which closed during the first quarter of 2004, we believe that we will be able to support our operational needs with currently available resources for at least the next few quarterly periods.

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

   The following table sets forth details pertaining to the eligibility and results of the exchange program as of the program's close on July 23, 2003:

                                         Eligible to    Elected to
                             Total        Exchange       Exchange
    Number of eligible     ---------     -----------    ----------
    Employees                 24             21             19
     Percentage (1)         100.0%          87.5%          90.5%


    Outstanding options    2,776,161       677,917        578,935
     Percentage (1)         100.0%          24.42%         85.4%

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

ITEM 4. Controls and Procedures

   Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

   There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 2. Changes in Securities, Uses of Proceeds and Issuer Purchases of Equity Securities

   During the second quarter of 2004, we granted stock options to certain of our employees to purchase an aggregate of 410,000 shares of common stock at an average exercise price of $0.65 per share. We also granted stock options to our outside directors to purchase an aggregate 152,500 shares of common stock at an exercise price of $0.56 per share. The grant of such stock options to the employees and directors was not registered under the Securities Act because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

   During the second quarter of 2004, we received gross proceeds of $6,900 through the exercise of five-year warrants to purchase 30,000 shares of common stock at an exercise price of $0.23 per share. The securities were not registered under the Securities Act of 1933 because such securities were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

ITEM 5. Other Information.

   Effective August 1, 2004, we commenced a one-year operating lease for our corporate offices in California. Monthly rental payments for this facility are approximately $1,400. We anticipate moving into these facilities, which are located at 3130 Winkle Avenue, Santa Cruz, California 95065, during August 2004 and do not anticipate that any material costs will be incurred as part of the move.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

(b) Reports on Form 8-K

   During the quarter ended June 30, 2004, we filed or furnished the following current reports on Form 8-K with the Securities and Exchange Commission:

   Current report on Form 8-K, dated May 11, 2004, was furnished on May 12, 2004. The item reported was:

   o Item 12 - Results of Operations and Financial Condition, which reported the issuance of a press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GraphOn Corporation
                                           (Registrant)

                                    Date:  August 16, 2004
                                    By:  /s/ Robert Dilworth
                                    ---------------------------------
                                           Robert Dilworth,
                                 Chief Executive Officer (Interim) and
                                       Chairman of the Board
                                    (Principal Executive Officer)


                                    Date:  August 16, 2004
                                    By:  /s/ William Swain
                                    ---------------------------------
                                            William Swain,
                                        Chief Financial Officer
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)