Form 10-Q
period 2004-09-30
GRAPHON CORP/DE
filed 2004-11-15
CIK 1021435

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

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

      As of November 4, 2004, there were issued and outstanding 21,716,765 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                               GRAPHON CORPORATION

                                    FORM 10-Q

                                Table of Contents



                                                                   Page
      PART I.
      Item 1.Financial Statements
               Condensed Balance Sheets                               2
               Condensed Statements of Operations and
                Comprehensive Loss                                    3
               Condensed Statements of Cash Flows                     4
               Notes to Condensed Financial Statements                5

      Item 2.Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     8

      Item 3.Quantitative and Qualitative Disclosures About
              Market Risk                                            22

      Item 4.Controls and Procedures                                 22

      PART II.
      Item 6.Exhibits                                                23

      Signatures                                                     23

            PART I--FINANCIAL INFORMATION

             ITEM I Financial Statements


                 GRAPHON CORPORATION
              CONDENSED BALANCE SHEETS

                                                                     September 30,     December 31,
                                                                         2004              2003
        ASSETS                                                       -------------      -----------
     ------------                                                     (Unaudited)
Current Assets:
   Cash and cash equivalents                                      $      1,084,300  $     1,025,500
   Accounts receivable, net of allowance for
    doubtful accounts of $46,800 and $46,800                               538,300          521,100
   Prepaid expenses and other current assets                                17,100           23,100
                                                                       -----------      -----------
   Total Current Assets                                                  1,639,700        1,569,700
                                                                       -----------      -----------
Property and equipment, net                                                 92,200          144,800
Purchased technology, net                                                        -          335,000
Capitalized software, net                                                  325,600          500,600
Other assets                                                                 6,700           11,900
                                                                       -----------      -----------
     TOTAL ASSETS                                                 $      2,064,200  $     2,562,000
                                                                       ===========      ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
   Accounts payable                                               $         85,700  $        52,300
   Accrued expenses                                                        390,000          470,800
   Deferred revenue                                                        843,600          763,000
                                                                       -----------      -----------
   Total Current Liabilities                                             1,319,300        1,286,100
                                                                       -----------      -----------
Long-term Liabilities:
   Deferred revenue                                                        405,000          429,000
Commitments and contingencies
                                                                       -----------      -----------
     TOTAL LIABILITIES                                                   1,724,300        1,715,100
                                                                       -----------      -----------
Stockholders' Equity:
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding                                    -                -
Common stock, $0.0001 par value, 45,000,000
 shares authorized, 21,686,097 and 16,618,459
 shares issued and outstanding                                               2,200            1,700
Additional paid in capital                                              46,934,100       45,985,300
Notes receivable                                                           (50,300)         (50,300)
Accumulated other comprehensive loss                                        (1,000)          (1,400)
Accumulated deficit                                                    (46,545,100)     (45,088,400)
                                                                       -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY                                            339,900          846,900
                                                                       -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     2,064,200  $     2,562,000
                                                                       ===========      ===========


                       See accompanying notes to condensed financial statements.

                     GRAPHON CORPORATION
     CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                          -------------------             ----------------
                                                          2004           2003             2004           2003
                                                       -----------    -----------    -----------     ----------
                                                       (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)

Revenue:
Product licenses                                     $     568,800   $   769,700  $   1,645,800  $   2,506,000
Service fees                                               257,700       208,000        751,700        599,600
Other                                                      105,000       108,800        114,300        200,000
                                                     -------------   -----------  -------------  -------------
   Total Revenue                                           931,500     1,086,500      2,511,800      3,305,600
                                                     -------------   -----------  -------------  -------------
Cost of Revenue
Product costs                                               60,000       253,300        517,100        754,100
Service costs                                               87,100        59,800        244,800        226,500
                                                     -------------   -----------  -------------  -------------
   Total Cost of Revenue                                   147,100       313,100        761,900        980,600
                                                     -------------   -----------  -------------  -------------
   Gross Profit                                            784,400       773,400      1,749,900      2,325,000
                                                     -------------   -----------  -------------  -------------
Operating Expenses:
Selling and marketing                                      356,700       420,500      1,119,500      1,289,700
General and administrative                                 357,000       300,000        869,700      1,137,900
Research and development                                   366,800       486,800      1,226,400      1,133,600
Restructuring charge                                             -        80,100              -         80,100
                                                     -------------   -----------  -------------  -------------
Total Operating Expenses                                 1,080,500     1,287,400      3,215,600      3,641,300
                                                     -------------   -----------  -------------  -------------
Loss From Operations                                      (296,100)     (514,000)    (1,465,700)    (1,316,300)
                                                     -------------   -----------  -------------  -------------
Other Income (Expense):
   Interest and other income                                 2,500         2,600          9,000         11,400
   Interest and other expense                                    -             -              -         (4,300)
                                                     -------------   -----------  -------------  -------------
   Total Other Income                                        2,500         2,600          9,000          7,100
                                                     -------------   -----------  -------------  -------------
Net Loss                                                  (293,600)     (511,400)    (1,456,700)    (1,309,200)
Other Comprehensive Income (Loss), net of tax
   Foreign currency translation gain (loss)                   (100)            -            400           (600)
                                                     -------------   -----------  -------------  -------------
Comprehensive Loss                                   $    (293,700)  $  (511,400) $  (1,456,300) $  (1,309,800)
                                                     =============   ===========  =============  =============
Basic and Diluted Loss per Common Share              $       (0.01)  $     (0.03) $       (0.07) $       (0.08)
                                                     =============   ===========  =============  =============
Weighted Average Common Shares Outstanding              21,679,723    16,613,155     21,218,971     16,603,577
                                                     =============   ===========  =============  =============


                    See accompanying notes to condensed financial statements.

                    GRAPHON CORPORATION
            CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     2004             2003
                                                                -------------     -------------
                                                                  (Unaudited)      (Unaudited)
Cash Flows From Operating Activities:
Net loss                                                        $  (1,456,700)    $  (1,309,200)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization                                      596,000           943,500
   Restructuring charge                                                     -            42,200
   Loss on disposal of fixed assets                                         -             4,300
  Interest accrued on directors notes receivable                       (1,400)           (1,700)
   Provision for doubtful accounts                                          -            (3,500)
Changes in operating assets and liabilities:
   Accounts receivable                                                (17,200)         (467,900)
   Prepaid expenses and other assets                                    6,000           172,300
   Accounts payable                                                    33,400           (59,800)
   Accrued expenses                                                   (80,800)         (450,400)
   Deferred revenue                                                    56,600           124,700
                                                                -------------     -------------
Net Cash Used In Operating Activities                                (864,100)       (1,005,500)
                                                                -------------     -------------
Cash Flows From Investing Activities:
Capitalization of software development costs                                -          (282,200)
Capital expenditures                                                  (33,400)           (1,600)
Other assets                                                            5,200            58,100
                                                                -------------     -------------
   Net Cash Used In Investing Activities                              (28,200)         (225,700)
                                                                -------------     -------------
Cash Flows From Financing Activities:
Proceeds from exercise of warrants                                      6,900                 -
Proceeds from private placement of common stock                     1,150,000                 -
Costs of private placement of common stock                           (215,200)                -
Proceeds from sale of common stock under
 employee stock purchase plan                                           9,000             4,500
                                                                -------------     -------------
   Net Cash Provided By Financing Activities                          950,700             4,500
                                                                -------------     -------------
Effect of exchange rate fluctuations on cash and
   cash equivalents                                                       400              (600)
                                                                -------------     -------------
Net Increase (Decrease) in Cash and Cash Equivalents                   58,800        (1,227,300)

Cash and Cash Equivalents, beginning of period                      1,025,500         1,958,200
                                                                -------------     -------------
Cash and Cash Equivalents, end of period                        $   1,084,300     $     730,900
                                                                =============     =============


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

   The unaudited condensed financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the three and nine-month periods ended September 30, 2004 and 2003, respectively) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission (the Commission) on March 30, 2004. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2004, or any future period.

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

   Management believes that the Company will be able to support its operational needs with currently available resources for at least the next few quarterly periods. The Company has been successful in significantly reducing operating costs through a series of strategic restructurings and work force reductions that began in September of 2001. During the first quarter of 2004, the Company issued 5,000,000 shares of common stock in a private placement transaction resulting in cash proceeds of $1,150,000. The costs of the private placement, which include commissions, legal fees, accounting fees, registration and other miscellaneous fees, have aggregated approximately $215,200 through the nine months ended September 30, 2004.

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

2. Subsequent Event - Note Receivable

   On October 6, 2004 the Company entered into a letter of intent to acquire a privately held software engineering firm (the "Target"). Contemporaneously therewith, the Company loaned $350,000 to the majority shareholder of the Target to enable such shareholder to acquire all of the shares of the Target's outstanding common stock held by a minority shareholder. A five-year promissory note (the "Note") of the majority shareholder, which bears interest at a rate of
3.62 per annum, evidences this loan. The Company has the option to accelerate the maturity date of the Note upon the occurrence of certain events.

   The Note is secured by approximately 65% of the outstanding common shares of the Target and any shares of the Company's common stock that may be received in exchange for such shares (the "Pledged Shares"). In the event that the majority shareholder sells or transfers any of the Pledged Shares, the Company shall be paid 25% of the gross proceeds of such sale, which shall be applied in reduction of the then outstanding balance of the Note.

   There can be no assurance that the Company will execute a definitive agreement to acquire the Target or if executed, that the acquisition of the Target will be consummated.

3. Revenue

   Product line revenue for the three-month periods ended September 30, 2004 and 2003, was as follows:

                                                                                     Change in
     Product licenses                  2004                2003               Dollars         Percent
     ----------------          ------------------  ------------------  -----------------  --------------
     Windows                   $          284,900  $          410,500  $        (125,600)      (30.6)%
     Unix                                 283,900             359,200            (75,300)      (21.0)
                               ------------------  ------------------  -----------------  --------------
                                          568,800             769,700           (200,900)      (26.1)
                               ------------------  ------------------  -----------------  --------------
     Service fees
     Windows                              126,900              63,500             63,400        99.8
     Unix                                 130,800             144,500            (13,700)       (9.5)
                               ------------------  ------------------  -----------------  --------------
                                          257,700             208,000             49,700        23.9
                               ------------------  ------------------  -----------------  --------------
     Other (1)                            105,000             108,800             (3,800)       (3.5)
                               ------------------  ------------------  -----------------  --------------
     Total Revenue             $          931,500  $        1,086,500  $        (155,000)      (14.3)%
                               ==================  ==================  =================  ==============

   Product line revenue for the nine-month periods ended September 30, 2004 and 2003, was as follows:

                                                                                     Change in
     Product licenses                  2004                2003               Dollars         Percent
     ----------------          ------------------  ------------------  -----------------  --------------
     Windows                   $          893,900  $        1,456,200  $        (562,300)      (38.6)%
     Unix                                 751,900           1,049,800           (297,900)      (28.4)
                               ------------------  ------------------  -----------------  --------------
                                        1,645,800           2,506,000           (860,200)      (34.3)
                               ------------------  ------------------  -----------------  --------------
     Service fees
     Windows                              380,200             154,400            225,800       146.2
     Unix                                 371,500             445,200            (73,700)      (16.6)
                               ------------------  ------------------  -----------------  --------------
                                          751,700             599,600            152,100        25.4
                               ------------------  ------------------  -----------------  --------------
     Other (1)                            114,300             200,000            (85,700)      (42.9)
                               ------------------  ------------------  -----------------  --------------
     Total Revenue             $        2,511,800  $        3,305,600  $        (793,800)      (24.0)%
                               ==================  ==================  =================  ==============

   (1) 2004 is comprised of the sale of a software developer's kit and amortization of private labeling fees. 2003 is comprised of the amortization of distribution and private labeling fees.

4. Loss Per Share

   Basic loss per share is calculated using the weighted average number of shares outstanding during the period. Diluted loss per share is not included since they are antidilutive.

5. Stockholders' Equity

   During the first and third quarters of 2004, the Company issued 17,638 and 20,000 shares of common stock, respectively, to employees under provisions of the Employee Stock Purchase Plan (the ESPP), resulting in cash proceeds of approximately $3,600 and $5,400, respectively.

   During the second quarter of 2004, the Company issued 30,000 shares of common stock upon the exercise of warrants issued in conjunction with the private placement transaction consummated during the first quarter of 2004. The Company received cash proceeds of $6,900 as a result of the exercise of these warrants.

   During the first quarter of 2004, the Company issued 5,000,000 shares of common stock in a private placement transaction resulting in cash proceeds of $1,150,000. The costs of the private placement, which include commissions, legal fees, accounting fees, registration and other miscellaneous fees, have aggregated approximately $215,200 through the nine months ended September 30, 2004.

6. Litigation

   The Company is currently not involved in any litigation that it believes would have a materially adverse affect upon its financial results or financial position.

7. Stock-Based Incentive Programs

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

                                                         Three months ended September 30,
                                                             2004                  2003
                                                     -----------------    ----------------
     Net loss:
       As reported:                                  $       (293,600)    $       (511,400)

       Add: stock-based compensation expense
       included in net loss, net of related
       tax effects                                                  -                     -

       Deduct: total stock-based compensation
       expense determined under fair-value
       method for all awards, net of related
       tax effects                                            (51,000)              (42,400)
                                                     ----------------     -----------------
       Pro forma net loss                            $       (344,600)    $        (553,800)
                                                     ================     =================
     Basic and diluted loss per share:
       As reported                                   $          (0.01)    $           (0.03)
       Pro forma                                     $          (0.02)    $           (0.03)

                                                         Nine months ended September 30,
                                                             2004                  2003
                                                     -----------------    -----------------
   Net loss:
       As reported:                                  $     (1,456,700)    $      (1,309,200)

       Add: stock-based compensation expense
       included in net loss, net of related
       tax effects                                                  -                     -

       Deduct: total stock-based compensation
       expense determined under fair-value
       method for all awards, net of related
       tax effects                                           (124,000)             (232,600)
                                                     ----------------     -----------------
       Pro forma net loss                            $     (1,580,700)    $      (1,541,800)
                                                     ================     =================
   Basic and diluted loss per share:
       As reported                                   $          (0.07)    $           (0.08)
       Pro forma                                     $          (0.07)    $           (0.09)

8.  Commitments and Contingencies

      Effective November 1, 2003, the Company commenced a one-year month-to-month operating lease for its engineering facility in New Hampshire, which is cancelable by either party with 30 days written notice. Monthly rent payments for this facility are approximately $5,000. During October 2004, this lease was renewed for a one-year term and, commencing November 1, 2004, the monthly rental payments increased to approximately $5,300.

      All other facilities currently occupied by the Company are also being rented on a month-to-month basis and have no future minimum annual lease payments associated with them. The aggregate monthly rental payments for the other month-to-month facilities currently being occupied are approximately $3,000. The Company currently has no plans to vacate any of its current facilities.

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

We Have A History Of Operating Losses.

   We have experienced significant losses since we began operations. We have slashed our expenses over the course of the last three years; however, we cannot give assurance that revenues will increase sufficiently to exceed current expense levels. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

If We Are Unable To Generate a Positive Cash Flow From Operations, Or Are Unsuccessful In Securing Alternative Means Of Financing, We May Not Be Able To Continue Our Operations.

   We have not been able to generate positive cash flow from our operations and have been financing our operations primarily from the cash raised when we called various warrants in 1999 and 2000, and from the sale of common stock in the private placement that occurred during the first quarter of 2004. If we were unable to generate positive cash flow from our operations or were unable to raise alternative sources of financing, we might need to discontinue our operations entirely.

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

   The Company recognizes revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

   We apply APB 25 and related interpretations when accounting for our employee and directors stock options and employee stock purchase plans. In accordance with APB 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, we generally recognize no compensation expense with respect to stock-based awards to employees.

   We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS 123. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option-pricing model. Had compensation cost for our stock option plans and employee stock purchase plan been determined consistent with SFAS 123, our reported net loss and net loss per share would have been changed to the amounts indicated in Note 7.

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2004 Versus the Three and Nine-Month Periods Ended September 30, 2003.

   Revenue

   Product line revenue for the three-month periods ended September 30, 2004 and 2003, was as follows:

                                                                                     Change in
     Product licenses                  2004                2003               Dollars         Percent
     ----------------          ------------------  ------------------  -----------------  --------------
     Windows                   $          284,900  $          410,500  $        (125,600)      (30.6)%
     Unix                                 283,900             359,200            (75,300)      (21.0)
                               ------------------  ------------------  -----------------  --------------
                                          568,800             769,700           (200,900)      (26.1)
                               ------------------  ------------------  -----------------  --------------
     Service fees
     Windows                              126,900              63,500             63,400        99.8
     Unix                                 130,800             144,500            (13,700)       (9.5)
                               ------------------  ------------------  -----------------  --------------
                                          257,700             208,000             49,700        23.9
                               ------------------  ------------------  -----------------  --------------
     Other (1)                            105,000             108,800             (3,800)       (3.5)
                               ------------------  ------------------  -----------------  --------------
     Total Revenue             $          931,500  $        1,086,500  $        (155,000)      (14.3)%
                               ==================  ==================  =================  ==============

   Product line revenue for the nine-month periods ended September 30, 2004 and 2003, was as follows:

                                                                                     Change in
     Product licenses                  2004                2003               Dollars         Percent
     ----------------          ------------------  ------------------  -----------------  --------------
     Windows                   $          893,900  $        1,456,200  $        (562,300)      (38.6)%
     Unix                                 751,900           1,049,800           (297,900)      (28.4)
                               ------------------  ------------------  -----------------  --------------
                                        1,645,800           2,506,000           (860,200)      (34.3)
                               ------------------  ------------------  -----------------  --------------
     Service fees
     Windows                              380,200             154,400            225,800       146.2
     Unix                                 371,500             445,200            (73,700)      (16.6)
                               ------------------  ------------------  -----------------  --------------
                                          751,700             599,600            152,100        25.4
                               ------------------  ------------------  -----------------  --------------
     Other (1)                            114,300             200,000            (85,700)      (42.9)
                               ------------------  ------------------  -----------------  --------------
     Total Revenue             $        2,511,800  $        3,305,600  $        (793,800)      (24.0)%
                               ==================  ==================  =================  ==============

   (1) 2004 is comprised of the sale of a software developer's kit and amortization of private labeling fees. 2003 is comprised of the amortization of distribution and private labeling fees.

   The decrease in Windows-based product revenue in the third quarter of 2004, as compared with the same period in 2003, was primarily due to decreased product ordering levels from one of our significant ISV customers and deferral of the revenue pertaining to the third quarter product order from one of our distributors. Partially offsetting these decreases was the recognition of revenue, which had been previously deferred, relating to two transactions entered into with one of our distributors during the second quarter of 2004.

   In the third quarter of 2004 we did not receive any product orders from one of our significant ISV customers, whereas in the third quarter of 2003 we received approximately $290,000 of product orders from this customer, which represented approximately 24.9% of all orders received during the third quarter of 2003. This customer had previously informed us that they would begin selling our Windows-based products as an add-on to their software application products, instead of bundling our products within theirs. Given the customer's changed sales model, we are unable to assess what effect this may have on our total revenue from this customer for the remainder of 2004.

   In the third quarter of 2004, we received a product order of approximately $176,900 from one of our distributors. Upon reviewing the order, we noted that not all elements required for revenue recognition were present, so we concluded that the revenue related to the order must be deferred until such time that all the necessary elements are met. Consequently, we increased deferred revenue - current liabilities on our balance sheet for this amount as we anticipate that all the necessary elements for revenue recognition will be met during the fourth quarter of 2004.

   During the third quarter of 2004, the remaining elements required to recognize revenue related to two transactions that we had entered into with one of our distributors and deferred during the second quarter of 2004 were met. Accordingly, we reduced deferred revenue - current liabilities and recognized the revenue for these two transactions during the third quarter of 2004.

   The decrease in Unix product license revenue in the third quarter of 2004, as compared with the third quarter of 2003, was primarily due to the sporadic nature of product license revenue derived from enterprise end users. During the third quarter of 2003, we recorded product-licensing revenue of approximately $159,600 from five particular enterprise end users, as compared with approximately $0 from these customers during the third quarter of 2004. The revenue decrease from these five customers accounts for the majority of the overall decrease in Unix product license revenue. Partially offsetting these decreases was product-licensing revenue of approximately $68,000 from one enterprise end user, during the third quarter of 2004, as compared with approximately $13,400 from this customer during the third quarter of 2003. Enterprise customers such as these have historically tended to license our software intermittently, leading to the volatile nature of our revenue streams.

   Service fees recognized from the sale of Windows-based service contracts increased in the third quarter of 2004, as compared to the third quarter of 2003, primarily as a result of the release of Go-Global for Windows during the fourth quarter of 2002. Sales of our Windows-based products began increasing with the release of Go-Global for Windows, including the sales of service contracts to support the product. The sale of Windows-based products and service contracts continued to grow throughout 2003 and into the first quarter of 2004. Virtually all of our Windows-based service contracts are for annual service support contracts, consequently, we recognize revenue from their sale over a twelve-month period commencing in the month of sale.

   Service fees recognized from the sale of Unix-based service contracts decreased in the third quarter of 2004, as compared to the third quarter of 2003, primarily due to the reduction in Unix product sales, as discussed above.

   The decrease in other revenue recognized during the third quarter of 2004 as compared to the third quarter of 2003 was primarily due to a decrease in distributor fee revenue of approximately $37,500. Partially offsetting this decrease was an increase in revenue derived from the sale of software developer's kits of approximately $32,000.

   Included in Windows product revenue for the first nine months of 2004 is approximately $176,900 of revenue related to a transaction that occurred during the fourth quarter of 2003 for which revenue recognition had been deferred, at year-end 2003, due to various uncertainties surrounding issues pertaining to the transaction. Had these uncertainties not occurred and all elements necessary for revenue recognition been present during the fourth quarter of 2003 (at the time of the transaction), then Windows product revenue for the nine-month period ended September 30, 2004 would have been $717,000, a decrease of $739,200, or 50.1% from $1,456,200 for the same period during 2003.

   Excluding the 2003 sale recognized in 2004, the $739,200 decrease in Windows-based product revenue for the nine-month period ended September 30, 2004, as compared with the same period in 2003, was primarily due to decreased ordering levels from one of our significant ISV customers. During the first nine months of 2004 we received approximately $146,300 in product orders from this customer, as compared with approximately $877,500 for the first nine months of 2003. This customer had previously informed us that they would begin selling our Windows-based products as an add-on to their software application products, instead of bundling our products within theirs. Given the customer's changed sales model, we are unable to assess what effect this may have on our total revenue from this customer for the remainder of 2004.

   The decrease in Unix product license revenue for the first nine months of 2004, as compared with 2003, was primarily due to decreases in product license revenue derived from enterprise end users. During the first nine months of 2003, we recorded product-licensing revenue of approximately $275,400 from six particular enterprise end users, as compared with approximately $105,500 from these customers during the first nine months of 2004. The revenue decrease from these customers accounts for more than half of the overall decrease in Unix product licensing revenue. Enterprise customers such as these have historically tended to license our software intermittently, leading to the volatile nature of our revenue streams.

   Service fees recognized from the sale of Windows-based service contracts increased in the first nine months of 2004, as compared to the first nine months of 2003, primarily as a result of the release of Go-Global for Windows during the fourth quarter of 2002. Sales of our Windows-based products, including the sales of service contracts to support the products, began increasing with the release of Go-Global for Windows and continued throughout 2003. Revenue from a significant number of the service contracts sold during 2003, and all of the service contracts sold during the first nine months of 2004, have been recognized during the first nine months of 2004.

   Service fees recognized from the sale of Unix-based service contracts decreased in the first nine months of 2004, as compared to the first nine months of 2003, primarily due to the reduction in Unix product sales, as discussed above.

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

   The decrease in other revenue for the first nine-months of 2004 as compared to the first nine-months of 2003 is primarily due to a decrease of approximately $112,500 in distributor fee revenue. The distributor fee we had been recognizing as revenue throughout 2002 and 2003 was fully amortized as of December 31, 2003; consequently, no distributor fee revenue was recognized during the first nine months of 2004. This decrease was partially offset by an increase in revenue from the sale of software developer's kits of approximately $32,000.

   Currently, a significant portion of our licensing fees is derived from a limited number of customers, which vary, sometimes significantly, from quarter to quarter. We expect this trend to continue throughout 2004.

   Cost of Revenue

   Cost of revenue consists primarily of the amortization of purchased technology and capitalized technology developed in-house, and customer service costs. Shipping and packaging materials are immaterial as virtually all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United States, research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet and are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products.

   Cost of revenue for the third quarter of 2004 decreased by $166,000, or 53.0%, to $147,100 from $313,100 for the same period in 2003. Cost of revenue for the first nine months of 2004 decreased by $218,700, or 22.3%, to $761,900 from $980,600 for the same period in 2003.

   Product costs were lower in the third quarter and the first nine months of 2004, compared with the same periods of 2003, primarily because certain purchased technologies were fully amortized as of year-end 2003 and the remainder of our purchased technologies became fully amortized at the end of the second quarter of 2004. Partially offsetting the fully amortized purchased technologies was the commencement of amortization of certain in-house development costs that were capitalized during 2003.

   During the fourth quarter of 2003 we began classifying our customer service employee benefits to cost of revenue - service costs, similar to the classification of customer service wages. Had these costs been classified to cost of revenue - service costs throughout 2003, then cost of revenue - service costs for the three and nine-month periods ended September 30, 2004 and 2003 would have been reported as follows:

     Three-month Period Ended                                        Change in
     September 30,                   2004           2003         Dollars     Percent
     -------------               -----------    -----------    -----------  --------
     As reported                 $    87,100    $    59,800    $   27,300     45.7%
     Benefits incurred
      during period                        -         14,600       (14,600)  (100.0)%
                                 -----------    -----------    -----------  --------
     Total, including
      benefits incurred          $    87,100    $    74,400    $   12,700     17.1%
                                 ===========    ===========    ===========  ========

     Nine-month Period Ended                                         Change in
     September 30,                  2004            2003         Dollars     Percent
     -------------               -----------    -----------    -----------  --------
     As reported                 $   244,800    $   226,500    $   18,300      8.1%
     Benefits incurred
      during period                        -         44,200       (44,200)  (100.0)%
                                 -----------    -----------    -----------  --------
     Total, including
      benefits incurred          $   244,800    $   270,700    $  (25,900)    (9.6)%
                                 ===========    ===========    ===========  ========

     Total service costs were higher in the third quarter of 2004 as compared to the same period in 2003 primarily due to increased costs of healthcare and other employee benefits. The decrease in total service costs for the first nine months of 2004, as compared to the same period in 2003 is primarily due to the resignation of one customer service engineer in early 2003.

   We expect product costs to remain fairly constant over the next few reporting periods. Cost of revenue was approximately 15.8% and 28.8% of revenue for the quarters ended September 30, 2004 and 2003, respectively and 30.3% and 29.7% for the nine-month periods then ended, respectively.

   Selling and Marketing Expenses

   Selling and marketing expenses primarily consist of salaries and associated benefits, sales commissions, marketing expenses, travel expenses, trade show related activities, and advertising costs. Selling and marketing expenses for the third quarter of 2004 decreased by $63,800, or 15.2%, to $356,700 from $420,500 for the third quarter of 2003. Selling and marketing expenses for the first nine months of 2004 decreased by $170,200, or 13.2%, to $1,119,500 from $1,289,700 for the first nine months of 2003.

   Primary factors contributing to the net decreases are summarized as follows:

                              Three Month    Nine Month
                                Dollars       Dollars
                               Increase      Increase
                              (Decrease)    (Decrease)
    Expense                   From 2003     From 2003
    -------                   ---------     ----------
    Employee costs            $ (36,400)    $ (152,900)
    Overhead allocations        (44,900)      (170,200)
    Marketing expense            21,300        154,900
    Other items                  (3,800)        (2,000)
                              ---------     ----------
                              $ (63,800)    $ (170,200)
                              =========     ==========

   The decreases in employee costs was the aggregate wages, benefits and commissions savings we realized by having an average of two fewer sales and marketing staff in both the third quarter and first nine months of 2004, as compared with the same periods of 2003.Commissions also decreased as a result of the decreases in revenue for both the third quarter and the first nine months of 2004 as compared with the same periods in 2003.

   During the fourth quarter of 2003 we ceased allocating corporate overhead charges to sales and marketing as no sales and marketing staff were physically sharing office space at our corporate offices. The sales and marketing staff that had been sharing the space prior to this time were terminated. We began classifying such costs as general and administrative expense during the first quarter of 2004.

   The increases in marketing expense were because we increasingly utilized the services of a marketing consulting firm throughout the third quarter and first nine months of 2004 to assist us with several marketing initiatives aimed at growing revenue. We began incurring such expenses during the second quarter of 2003.

   We anticipate that selling and marketing expenses for 2004 will be lower than 2003. Selling and marketing expenses were 38.3% and 38.7% of revenue for the quarters ended September 30, 2004 and 2003, respectively, and 44.6% and 39.0% for the nine-month periods then ended, respectively.

   General and Administrative Expenses

   General and administrative expenses primarily consist of salaries and associated benefits, legal, professional and other outside services, certain costs associated with being a publicly held corporation, and bad debts expense. General and administrative expenses for the third quarter of 2004 increased by $57,000, or 19.0%, to $357,000 from $300,000 for the third quarter of 2003.
General and administrative expenses for the first nine months of 2004 decreased by $268,200, or 23.6%, to $869,700 from $1,137,900 for the first nine months of 2003.

   Primary factors contributing to the net decreases are summarized as follows:

                               Three Month    Nine Months
                                 Dollars        Dollars
                                Increase       Increase
                               (Decrease)     (Decrease)
    Expense                    From 2003      From 2003
    -------                    ---------     -----------
    Legal Fees                 $  71,600     $  (27,400)
    D&O Insurance                      -       (103,100)
    Overhead allocations         (33,600)      (127,700)
    Other items                   19,000        (10,000)
                               ---------     ----------
                               $  57,000     $ (268,200)
                               =========     ========== =

   The three-month increase in legal fees is primarily related to work performed in conjunction with the possible acquisition of a privately held software company we began pursuing during the third quarter of 2004. The nine month decrease in legal fees is primarily due to the legal fees incurred with the offer to exchange stock options we made to our employees during July 2003, partially offset by the acquisition legal fees referred to in the immediately preceding sentence.

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

   We anticipate that aggregate general and administrative expenses for 2004 will be lower than 2003. General and administrative expenses were approximately 38.3% and 27.6% of revenues for the third quarter of 2004 and 2003, respectively, and 34.6% and 34.4% for the nine months periods then ended, respectively.

   Research and Development Expenses

   Research and development expenses consist primarily of salaries and benefits to software engineers, payments to contract programmers, rent, depreciation and computer related supplies.

   Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during either the third quarter or first nine months of 2004, whereas approximately $0 and $282,200 of product development costs were capitalized during the third quarter and first nine months of 2003, respectively. The majority of these costs were incurred in the development of Go-Global for Windows version 3.0, which became available for release during March 2004.

   Had these costs not been capitalized, then research and development expenses for the three and nine-month periods ended September 30, 2004 and 2003 would have been reported as calculated in the following tables:

     Three-month
     Period Ended                                                  Change in
     September 30,                2004           2003         Dollars      Percent
     -------------           ------------   ------------   ------------   ---------
     As reported             $    366,800   $    486,800   $   (120,000)     (24.7)%
     Capitalized during
      period                            -              -              -          -
                             ------------   ------------   ------------   ---------
     Total, including
      capitalized costs      $    366,800   $    486,800   $   (120,000)     (24.7)%
                             ============   ============   ============   =========
     Nine-month
     Period Ended                                                  Change in
     September 30,                2004           2003         Dollars      Percent
     -------------           ------------   ------------   ------------   ---------
     As reported             $  1,226,400   $  1,133,600   $     92,800        8.2%
     Capitalized during
      period                            -        282,200       (282,200)    (100.0)
                             ------------   ------------   ------------   ---------
     Total, including
      capitalized costs      $  1,226,400   $  1,415,800   $   (189,400)     (13.4)%
                             ============   ============   ============   =========

   Primary factors contributing to the net decreases in total research and development costs, including capitalized costs, are summarized as follows:

                              Three Month   Nine Months
                                 Dollars      Dollars
                                Increase      Increase
                               (Decrease)    (Decrease)
    Expense                    From 2003     From 2003
    -------                   ----------    -----------
    Contract programmers      $  (35,300)   $  (102,400)
    Rent                         (37,000)       (54,000)
    Depreciation                 (19,400)       (55,200)
    Other items                  (28,300)        22,200
                              ----------    -----------
                              $ (120,000)   $  (189,400)
                              ==========    ===========

   The decreases in contract programmers for both the three and nine-month periods ended September 30, 2004, as compared with the similar periods of the prior year, is due to the non-renewal of certain contracts upon their expiration. Once certain elements of the work being performed for us was completed, the underlying programmers contracts were not renewed as their services were not immediately required. We believe that we will be able to enter into new contracts with these engineers, or ones with similar talents, without difficulty in the future, should we need their services again.

   Depreciation expense was lower in both the third quarter and first nine months of 2004 because during 2003 and the first nine months of 2003, we purchased virtually no new capitalizable assets in support of our research and development efforts. Since the beginning of 2003, various assets became fully depreciated and hence, did not generate depreciation expense during either the three or nine-month periods ended September 30, 2004.

   During the fourth quarter of 2003, we successfully renegotiated the lease on our engineering office in Concord, New Hampshire at a significantly lower rate than what we had been paying. The lower rate was a result of the decrease in rental market rates since the time of our previous lease and our relinquishing of the space that had been previously occupied by our sublesse. We renewed our lease on our Concord facility during October 2004 at a slightly hirer rate than we had been paying; however, the new rate is still substantially lower than what we had been paying during 2003. Consequently, we anticipate rent expense in 2004 to be significantly lower than rent expense in 2003.

   We anticipate that research and development expense for the next few quarterly reporting periods, inclusive of capitalized software development costs, will approximate those incurred during the corresponding periods of the prior year. Research and development expenses were approximately 39.4% and 44.8% of revenues for the third quarter of 2004 and 2003, respectively, and 48.8% and 34.3% of revenues for the first nine months then ended, respectively.

   Interest and other income

   Interest and other income consists primarily of interest income on excess cash. Our excess cash is held in interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

   Interest and other income for the third quarter of 2004 decreased by $100, or 3.9%, to $2,500 from $2,600 for the third quarter of 2003. Interest and other income for the first nine months of 2004 decreased by $2,400, or 21.1%, to $9,000 from $11,400 for the first nine months of 2003. The decreases were primarily due to lower average rates of interest being earned on excess cash on-hand throughout the third quarter and first nine months of 2004 as compared with the same periods of 2003.

   Although there are indications that the Federal Reserve Bank may be modestly raising interest rates in the near term, we anticipate that lower levels of excess cash will offset any such raise. Accordingly, we anticipate that interest income for the remainder of 2004 will be lower than comparable periods from 2003.

   Net Loss

   As a result of the foregoing items, net loss for the third quarter of 2004 was $293,600 an decrease of $217,800, or 42.6%, from a net loss of $511,400 for the third quarter of 2003. Net loss for the first nine months of 2004 was $1,456,700, an increase of $147,500, or 11.3%, from a net loss of $1,309,200 for the first nine months of 2003. As a result of our continued operating loss we intend to continue to pursue revenue growth opportunities through all available means.

Liquidity and Capital Resources

   As of September 30, 2004, cash and cash equivalents totaled $1,084,300, an increase of $58,800, or 5.7%, from $1,025,500 as of December 31, 2003.

   The increase in cash and cash equivalents was primarily attributable to the $934,800 net cash infusion from the private placement we completed during the first quarter of 2004. Offsetting the cash infusion was our $1,465,700 net loss for the first nine months of 2004, which resulted from the continued consumption of cash by our operating activities. Included in net loss are non-cash charges, comprised of depreciation and amortization, which aggregated approximately $596,000.

   Our operating activities used $864,100 during the first nine months of 2004, including a reduction in accrued liabilities of $80,800 and a $17,200 increase in accounts receivable. Cash for operating activities was generated during the first nine months of 2004 through increases of $56,600 in short and long-term deferred revenue, $33,400 in accounts payable and $6,000 in other assets.

   The increase in the total of short and long-term deferred revenue was primarily due to the deferral of approximately $176,900 of aggregate Windows-based product revenue we derived from a transaction entered into with a distributor that did not meet all of the criteria for revenue recognition at the end of the third quarter of 2004 as well as deferral of revenue from service contracts sold throughout the first nine months of 2004. Partially offsetting these increases was the recognition of revenue from service contracts sold during the first nine months of 2004 and recognition of the revenue from a transaction that had been deferred at year end 2003. During early 2004 all the remaining elements necessary for revenue recognition had been met by this transaction.

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

   The $950,700 net cash provided by financing activities consisted primarily of the $934,800 net cash proceeds of the private placement as well as $9,000 received from the issuance of our common stock to employees through our employee stock purchase program. Another source of cash from financing activities was the receipt of approximately $6,900 from the exercise of warrants that were issued in conjunction with the private placement.

   Gross accounts receivable as of September 30, 2004 increased by $17,200, or 3.0%, to $585,100, from $567,900 as of December 31, 2003. The primary reason for the increase was the timing of a small number of large sales transactions that occurred during the last few days of the third quarter, which were offset by year to date cash collections.

   Purchased technology is comprised of various acquired technologies that have been incorporated into one or more of our products. These amounts are amortized to cost of revenue, generally over a three-year period. No amortization expense was charged to cost of sales during the third quarter of 2004 because the costs basis of all of our purchased technology became fully amortized as of June 30, 2004. During the third quarter of 2003 approximately $207,000 of purchased technology amortization was charged to cost of sales. For the first nine months of 2004, purchased technology amortization decreased by $286,100, or 46.1%, to $335,000 from $621,100 for the first nine months of 2003.

   Accounts payable as of September 30, 2004 increased by $33,400, or 63.9%, to $85,700 from $52,300 as of December 31, 2003. Accounts payable are comprised of our various operating expenses and increased due to the timing of the payment of various invoices.

   Accrued expenses as of September 30, 2004 decreased by $80,800, or 17.2%, to $390,000 from $470,800 as of December 31, 2003. Accrued expenses are charges for services rendered for which an invoice has not yet been received such as consulting fees, legal and accounting fees, and utilities. Items that were accrued as of December 31, 2003 that were paid out during the first six months of 2004, thereby decreasing accrued expenses, included approximately $69,800 of employee costs (primarily accrued salaries, commissions and benefits) and $72,900 of outside services, including legal fees, accounting fees and engineering consulting fees. Partially offsetting these decreases was an increase in accrued accounting fees, primarily related to the 2004 annual audit, and legal fees pertaining to the potential acquisition.

   As of September 30, 2004, we had current assets of $1,639,700 and current liabilities of $1,319,300, which netted to working capital of $320,400. Included in current liabilities was the current portion of deferred revenue of $843,600.

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

ITEM 4. Controls and Procedures

   Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

   There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II--OTHER INFORMATION

ITEM 6. Exhibits


Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications



SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GraphOn Corporation
                                           (Registrant)

                                    Date:  November 15, 2004
                                    By:  /s/ Robert Dilworth
                                         -------------------
                                           Robert Dilworth,
                                         Chief Executive Officer (Interim) and
                                         Chairman of the Board
                                        (Principal Executive Officer)

                                    Date:  November 15, 2004
                                    By:  /s/ William Swain
                                         -----------------
                                           William Swain,
                                        Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)