Form 10-K
period 2004-12-31
GRAPHON CORP/DE
filed 2005-04-15
CIK 1021435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           For the fiscal year ended December 31, 2004 Commission file number: 0-21683

                               GRAPHON CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3899021
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                           Identification No.)

                               3130 Winkle Avenue
                          Santa Cruz, California 95065
                    (Address of principal executive offices)

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

  The aggregate market value of the common equity of registrant held by non-affiliates of the registrant as of June 30, 2004 was approximately $8,676,600.

  Number of shares of Common Stock outstanding as of March 30, 2005: 46,147,047 shares of Common Stock.

                               GRAPHON CORPORATION

                                    FORM 10-K

                                Table of Contents

                                                                                   Page
PART I.
Item 1.        Business                                                               2
Item 2.        Properties                                                             9
Item 3.        Legal Proceedings                                                      9
Item 4.        Submission of Matters to a Vote of Security Holders                   10

PART II.
Item 5.        Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity Securities         10
Item 6.        Selected Financial Data                                               10
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operation                                    11
Item 7A.       Quantitative and Qualitative Disclosures About
               Market Risk                                                           24
Item 8.        Financial Statements and Supplementary Data                           25
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                   47
Item 9A.       Controls and Procedures                                               47
Item 9B.       Other Information                                                     47

PART III.
Item 10.       Directors and Executive Officers of the Registrant                    48
Item 11.       Executive Compensation                                                49
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters                        51
Item 13.       Certain Relationships and Related Transactions                        53
Item 14.       Principal Accountant Fees and Services                                54

PART IV.
Item 15.       Exhibits, Financial Statement Schedules                               55

SIGNATURES                                                                           56


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

                                     PART I

ITEM 1.  BUSINESS

General

We are a Delaware corporation, founded in May of 1996. We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use by independent software vendors (ISVs), application service providers (ASPs), corporate enterprises, governmental and educational institutions, and others.

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

On January 31, 2005, we acquired Network Engineering Software, Inc. ("NES"), which is engaged in the development and patenting of proprietary technologies relating to the submission, storage, retrieval and security of information remotely accessed by computers, typically through computer networks or the Internet. In a contemporaneous transaction, we raised net proceeds of approximately $2,000,000 in a private placement (the "2005 private placement") of newly authorized Series A Preferred Stock and warrants to purchase newly authorized Series B Preferred Stock. These transactions are described in our Current Reports on Form 8-K, filed with the Securities and Exchange Commission
(SEC) on February 4, 2005.

Our headquarters are located at 3130 Winkle Avenue, California, 95065 and our phone number is 1-800-GRAPHON (1-800-472-7466). Our Internet website is http://www.graphon.com. The information on our website is not part of this annual report. We also have offices in Concord, New Hampshire, Rolling Hills Estates, California and Berkshire, England, United Kingdom.

You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information that we file electronically with the SEC from time to time. We have made available free of charge through our website (follow the About Us link to the Investor tab to "SEC Filings") our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material was electronically filed with, or furnished to, the SEC.

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

   Lowering Total Cost of Ownership

PC software in general has grown dramatically in size and complexity in recent years. As a result, the cost of supporting and maintaining PC desktops has increased substantially. Industry analysts and enterprise users alike have begun to recognize that the total cost of PC ownership, taking into account the recurring cost of technical support, administration, security and end-user down time, has become high, both in absolute terms and relative to the initial hardware purchase price.

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

Today businesses are exploring alternatives to the Windows desktop. The Linux desktop is a popular choice as it promises lower acquisition costs and avoids "single vendor lock-in." The Linux desktop or the Unix desktop, popular in many engineering organizations, both need to access the large number of applications written for the Microsoft operating environment, such as Office 2003. Our technology enables Windows applications to be published to any client device running our GO-Global client software, including: Linux, Unix, Windows and Macintosh desktops and devices.

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

   o Supports Strong Information Security Practices. The distributed nature of most organizations' computing environments makes information security difficult. Corporate assets in the form of data are often dispersed among desktop systems. Our server-based approach places the application and data on servers behind firewalls. This allows the corporation to centrally manage their applications and data.

   o Web Enables Existing Applications. The Internet represents a fundamental change in distributed computing. Organizations now benefit from ubiquitous access to corporate resources by both local and remote users. However, to fully exploit this opportunity, organizations need to find a way to publish existing applications to Internet enabled devices. Our technology is specifically targeted at solving this problem. With GO-Global, an organization can publish an existing application to an Internet-enabled device without the need to rewrite the application. This reduces application development costs while preserving the rich user interface so difficult to replicate in a native Web application.

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

   o Efficient Protocol. Applications typically are designed for network-connected desktops, which can put tremendous strain on congested networks and may yield poor, sometimes unacceptable, performance over remote connections. For ASPs, bandwidth typically is the top recurring expense when web-enabling, or renting, access to applications over the Internet. In the wireless market, bandwidth constraints limit application deployment. Our protocol sends only keystrokes, mouse clicks and display updates over the network, resulting in minimal impact on bandwidth for application deployment, thus lowering cost on a per user basis. Within the enterprise, our protocol can extend the reach of business-critical applications to many areas, including branch offices, telecommuters and remote users over the Internet, phone lines or wireless connections. This concept may be extended further to include vendors and customers for increased flexibility, time-to-market and customer satisfaction.

We also intend to exploit the revenue potential of our NES patent portfolio, summarized elsewhere herein, by:

   o licensing such patents to companies that utilize the technology covered by such patents in their products or services;

   o initiating litigation against those companies who we believe are infringing such patents and who are unwilling or who refuse to sign license agreements which provide for royalty payments to us; and

   o determining the extent to which the technology covered by the NES patents has application to our current GO-Global product line and to the development of new products.

Given our limited cash resources, we intend to prosecute any infringement litigation that we initiate, as well as defend attempts to declare one or more of our patents invalid, by engaging law firms on a contingency basis. If we are able to engage one or more law firms in this manner, as to which we can offer no assurance, this would reduce our net proceeds from successful litigation.

We anticipate that any cash flow that we are able to derive from our licensing activities, if not used for working capital in the ordinary course of our business, will be deployed to develop additional patentable technology.

Products

We are dedicated to creating business connectivity technology that brings Windows, Unix, and Linux applications to the web without modification. Our customers include ISVs, Value-Added Resellers (VARs), Application Service Providers (ASPs) and small to medium-sized enterprises. By employing our technology, customers benefit from a very quick time to market, overall cost savings via centralized computing, a client neutral cross-platform solution, and high performance remote access.

Our product offerings include GO-Global for Windows and GO-Global for Unix.

GO-Global for Windows allows access to Windows applications from remote locations and a variety of connections, including the Internet and dial-up connections. GO-Global for Windows allows Windows applications to be run via a browser from Windows or non-Windows devices, over many types of data connections, regardless of the bandwidth or operating system. With GO-Global for Windows, web enabling is achieved without modifying the underlying Windows applications' code or requiring costly add-ons.

GO-Global for Unix web-enables Unix and Linux applications allowing them to be run via a browser from many different display devices, over various types of data connections, regardless of the bandwidth or operating systems being used. GO-Global for Unix web-enables individual Unix and Linux applications, or entire desktops. When using Go-Global for Unix, Unix and Linux web enabling is achieved without modifying the underlying applications' code or requiring costly add-ons.

Target Markets

The target market for our products comprises organizations that need to access Windows, Unix and/or Linux applications from a wide variety of devices, from remote locations, including over the Internet, dial-up lines, and wireless connections. This includes organizations, such as small to medium-sized companies, governmental and educational institutions, ISVs, VARs and ASPs. Our software is designed to allow these enterprises to tailor the configuration of the end user device for a particular purpose, rather than following a "one PC fits all," high total cost of ownership model. Our opportunity within the marketplace is more specifically broken down as follows:

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

   o Enterprises Employing a Mix of Unix, Linux, Macintosh and Windows. Most major enterprises employ a heterogeneous mix of computing environments. Small to medium-sized companies that utilize a mixed computing environment require cross-platform connectivity solutions, like GO-Global, that will allow users to access applications from different client devices. It has been estimated that PCs represent over 90% of enterprise desktops. We believe that our products are well positioned to exploit this opportunity and that our server-based software products will significantly reduce the cost and complexity of connecting PCs to various applications.

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

In July 1999, we entered into a five-year, non-exclusive agreement with Alcatel Italia, the Italian Division of Alcatel, the telecommunications, network systems and services company. Pursuant to this agreement, Alcatel has licensed our GoGlobal thin client PC X server software for inclusion with their Turn-key Solution software, an optical networking system. Alcatel's customers are using our server-based solution to access Alcatel's UNIX/X Network Management Systems applications from T-based PCs. Alcatel has deployed GoGlobal internally to provide their employees with high-speed network access to their own server-based software over dial-up connections, local area networks (LANs) and wide area networks (WANs). Although this agreement expired in July 2004, our relationship with Alcatel continues as if the contract were still in effect. We anticipate renewing this agreement during 2005.

In February 2002 we signed a three-year, non-exclusive agreement with Agilent Technologies, an international provider of technologies, solutions and services to the communications, electronics, life sciences and chemical analysis industries. Pursuant to this agreement, we licensed our Unix-based web-enabling products to Agilent for inclusion in their Agilent OSS Web Center, an operations support system that provides access to mission-critical applications remotely via a secure Internet browser. This agreement was renewed during February 2005 for an additional one-year term.

In June 2002, we amended our distribution agreement with KitASP, a Japanese application service provider, which was founded by companies within Japan's electronics and infrastructure industries, including NTT DATA, Mitsubishi Electric, Omron, RICS, Toyo Engineering and Hitachi, to extend its term through June 2006 and to afford KitASP, should it achieve certain performance criteria, an exclusive right, within Japan, to distribute our web-enabling technology, bundled with their ASP services, and to resell our software.

In March 2004, we entered into our fifth consecutive one-year, non-exclusive licensing agreement with FrontRange, an international software and services company. Pursuant to our original agreement, we licensed our Bridges for Windows server-based software for integration with FrontRange's HEAT help desk software system. FrontRange has private labeled and completely integrated Bridges for Windows into its HEAT help desk software as iHEAT. As part of our 2003 renewal of this agreement, we licensed our GO-Global for Windows server-based software to FrontRange for integration with both FrontRange's HEAT and its Client Relationship Management software package Goldmine. We anticipate restructuring our licensing agreement with FrontRange during 2005.

In September 2003, we amended our non-exclusive licensing agreement with Compuware, an international software and services company, to afford Compuware the right to include, for a three year period, our GO-Global for Windows server-based software with Compuware's UNIFACE software, a development and deployment environment for enterprise customer-facing applications. Compuware's customers are using our server-based solution to provide enterprise-level UNIFACE applications over the Internet. Compuware has private labeled and completely integrated GO-Global for Windows into its UNIFACE deployment architecture as UNIFACE Jti.

Sales, Marketing and Support

Our customers, to date, have included small to medium-sized enterprises, ISVs, VARs and large governmental organizations. Sales to Alcatel, KitASP and FrontRange represented approximately 20.9%, 14.9% and 14.1%, respectively, of our revenues in 2004. Sales to FrontRange and Alcatel represented approximately 27.4% and 18.4%, respectively, of our revenues in 2003. We consider KitASP, Alcatel and FrontRange to be our most significant customers.

Our sales and marketing efforts will be focused on increasing product awareness and demand among ISVs, ASPs, small to medium-sized enterprises, and VARs who have a vertical orientation or are focused on Unix, Linux or Windows environments. Current marketing activities include direct mail, targeted advertising campaigns, tradeshows, production of promotional materials, public relations and maintaining an Internet presence for marketing and sales purposes.

Research and Development

Our research and development efforts currently are focused on developing new products and further enhancing the functionality, performance and reliability of existing products. We invested $1,500,900, $1,797,200 and $3,129,800 in research and development in 2004, 2003 and 2002, respectively, including capitalized software development costs of $0, $282,200 and $298,500, respectively. We have made significant investments in our protocol and in the performance and development of our server-based software. We expect investments in research and development during 2005 to approximate 2004 levels.

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

Upon our acquisition of NES on January 31, 2005, we acquired the right to 11 patents, all of which were either owned by, or exclusively licensed to NES. These are primarily method patents that describe software and network architectures to accomplish certain tasks. Generally, our patents describe:

   o methods to collect, store and display information developed and accessed by users and stored on host computer servers
   o  methods to provide multiple virtual websites on one computer
   o methods to protect computers and computer networks from unauthorized access
   o  methods to provide on-line information and directory service

The patents, summarized below, have applicability to computer networks, virtual private networks and the Internet.

          ------------------ ---------------------  ---------------------------------------------
          Patent             Date of Grant          Scope of Coverage
          Number
          ------------------ ---------------------  ---------------------------------------------
          5,778,367          July 7, 1998           Automated, network-accessible,
          .................. .....................  user-populated database, particularly
          6,324,538          November 27, 2001      for the World Wide Web.
          .................. .....................
          6,850,940          February 1, 2005          "                "
             (1)                      (1)
          ------------------ ---------------------  ---------------------------------------------
          5,870,550          February 9, 1999       Network-accessible server that hosts
          .................. .....................  multiple websites
          6,647,422          November 11, 2003         "                "
          ------------------ ---------------------  ---------------------------------------------
          5,826,014          October 20, 1998       Internet firewall application in which
                                                    a "proxy agent" screens incoming
          .................. .....................  request from network users and
          6,061,798          May 9, 2000            verifies the authority of the incoming
                                                    request before permitting access to a
                                                    network element.
          ------------------ ---------------------  ---------------------------------------------
          5,898,830          April 27, 1999         Firewall computers that act as intermediaries
          .................. .....................  between pairs of other computers including
          6,052,788          April 18, 2000         control of access to a virtual private
          .................. .....................  network.



          6,751,738          June 15, 2004             "                "
          .................. .....................
          6,804,783          October 12, 2004          "                "
          ------------------ --------------------- ---------------------------------------------
          5,790,664          August 4, 1998        Technology for monitoring the license
                                                   status of software application(s)
                                                   installed on a client computer
          ------------------ --------------------- ---------------------------------------------

          (1) Patent granted on February 1, 2005, subsequent to the acquisition of NES, thereby increasing the number of issued patents from 11 to 12.

As of February 21, 2005, we have 43 applications for patents filed in the US Patent Office covering various aspects of methods relating to the submission, storage, retrieval and security of information stored on computers accessed remotely, typically through computer networks or the Internet. At that date, the applications had been pending for various periods ranging from 7 to 55 months. Of the 43 applications, 41 are continuations of previously issued patents and two are continuations in part. No applications for patents have been filed in any non-US jurisdiction.

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

Employees

As of March 15, 2005, we had a total of 23 employees, including five in marketing, sales and support, 12 in research and development, four in administration and finance and two in our patent group. We believe our relationship with our employees is good. No employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

We currently occupy approximately 1,000 square feet of office space in Santa Cruz, California. The office space is rented pursuant to a one-year operating lease, which became effective August 1, 2004. Rent on the Santa Cruz facility is approximately $1,400 per month.

During October 2004 we renewed our lease for approximately 3,300 square feet of office space in Concord, New Hampshire, for a one-year term, which is cancelable upon 30-days written notice by either our landlord or us. Rent on the Concord facility is approximately $5,300 per month.

We have been occupying leased facilities in Rolling Hills Estates, California on a month-to-month basis since October 2002. Rent on this office is approximately $1,000 per month.

We also have been renting a small office in Berkshire, England, United Kingdom since December 2002. Our current lease runs through December 2005. Rent on this office, which can fluctuate depending on exchange rates, is approximately $400 per month.

We believe our current facilities will be adequate to accommodate our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not party to any legal proceedings that we believe will have a material negative impact on our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 Annual Meeting of Stockholders was held on December 30, 2004. At the meeting, two directors were reelected to serve for a three-year term. The vote was as follows:

                          For        Withheld
                       ----------    --------
   Robert Dilworth     14,847,998    319,777
   August Klein        15,032,643    135,132

The following individuals continue in their capacity as directors: Gordon Watson and Michael Volker. Their current terms expire during 2005 and 2006, respectively.

The shareholders also ratified the reappointment of BDO Seidman, LLP as our independent auditors for fiscal 2004. The vote was as follows:

       For       Against    Abstain
   ----------    -------    -------
   15,075,513     59,902     32,360

Subsequently, in February 2005, the audit committee appointed Macias Gini & Company LLP as the Company's Independent Registered Public Accounting firm.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock. From May 28, 2002 to March 26, 2003, our common stock was quoted on the Nasdaq SmallCap Market System. Since March 27, 2003 our common stock has been quoted on the Over-the-Counter Bulletin Board. Our common stock is quoted under the symbol "GOJO."

                  Fiscal 2004           Fiscal 2003
             -------------------    -------------------
  Quarter      High        Low        High        Low
             --------   --------    --------   --------
    1st      $   1.03   $   0.20    $   0.28   $   0.13
    2nd      $   0.93   $   0.41    $   0.34   $   0.13
    3rd      $   0.51   $   0.25    $   0.28   $   0.18
    4th      $   0.56   $   0.25    $   0.28   $   0.15

On March 30, 2005, there were approximately 165 holders of record of our common stock. On April 11, 2005, the last reported sales price was $0.36.

During the fourth quarter of 2004, we granted stock options to our two executive officers to purchase an aggregate of 680,000 shares of common stock at an exercise price of $0.34 per share. The grant of such stock options to the executive officers was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of
Section 2(a)(3) of the Securities Act, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

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

Information regarding our equity compensation plans, including stockholder approved plans and plans not approved by stockholders, is set forth in Item 12 of this Annual Report on Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our historical financial statements and the notes thereto included elsewhere herein. BDO Seidman LLP, independent registered public accounting firm, has audited our financial statements as of December 31, 2003, 2002, 2001 and 2000, and for the years then ended, from which our respective historical financial data for those years has been derived. Macias Gini & Company LLP independent registered public accounting firm, has audited our financial statements as of December 31, 2004 and for the year then ended, from which our respective historical financial data for that year has been derived.

Statement of Operations Data:

                                                          Year Ended December 31,
                                      2004           2003           2002            2001           2000
                                 ------------  --------------  -------------  -------------  --------------
                                          (Amounts in thousands, except share and per share data)
                                 --------------------------------------------------------------------------
Revenue                          $      3,530  $        4,170  $       3,535  $       5,911  $        7,567
Costs of revenue                          904           1,371          1,680          2,613           1,044
                                 ------------  --------------  -------------  -------------  --------------
Gross profit                            2,626           2,799          1,855          3,298           6,523
                                 ------------  --------------  -------------  -------------  --------------
Operating expenses:
   Selling and marketing                1,384           1,680          2,235          5,989           5,750
   General and administrative           1,183           1,419          2,801          4,561           4,653
   Research and development             1,501           1,515          2,831          4,134           4,060
   Asset impairment loss                    -               -            914          4,501               -
   Restructuring charge                     -              80          1,943              -               -
                                 ------------  --------------  -------------  -------------  --------------
     Total operating expenses           4,068           4,694         10,724         19,185          14,463
                                 ------------  --------------  -------------  -------------  --------------
Loss from operations                   (1,442)         (1,895)        (8,869)       (15,887)         (7,940)
Other income (expense)                     15               8             77            410          (1,434)
                                 ------------  --------------  -------------  -------------  ---------------
Loss before provision
   for income taxes                    (1,427)         (1,887)        (8,792)       (15,477)         (9,374)
Provision for income taxes                  -               -              -              1               1
                                 ------------  --------------  -------------  -------------  --------------
Net loss                         $     (1,427) $       (1,887) $      (8,792) $     (15,478) $       (9,375)
                                 ============  ==============  =============  =============  ==============
Basic and diluted loss per
   common share                  $      (0.07) $        (0.11) $       (0.50) $       (0.97) $        (0.65)
                                 ============  ==============  =============  =============  ===============
Weighted average common
   shares outstanding              21,307,966      16,607,328     17,465,099     16,007,763      14,396,435
                                 ============  ==============  =============  =============  ==============

Balance Sheet Data:

                                                  As of December 31,
                             2004          2003           2002            2001           2000
                       ------------  --------------  -------------  -------------  --------------
                                                (Amounts in thousands)
                       --------------------------------------------------------------------------
Working capital        $       (213) $          284  $         668  $       6,173  $       12,879
Total assets                  2,224           2,562          4,550         12,986          21,040
Total liabilities             1,858           1,715          1,820          1,660           1,983
Shareholders' equity            366             847          2,730         11,326          19,057

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and related notes provided elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Summary of Significant Accounting Policies appears in Part II, Item 8 - Financial Statements and Supplementary Data, of this Form 10-K, which describes the significant accounting polices and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, the impairment of intangible assets, contingencies and other special charges and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition
Generally, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed programs is provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Allowance for Doubtful Accounts
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Capitalized Software Development Costs
Software development costs incurred in the research and development of new products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are typically capitalized until the product is available for general release to customers. Capitalized costs are amortized based on either estimated current and future revenue for the product or straight-line amortization over the shorter of three years or the remaining estimated life of the product, whichever produces the higher expense for the period.

Impairment of Intangible Assets
We perform impairment tests on our intangible assets on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of intangible assets. During 2002 we recorded significant write-downs to the value of our intangible assets as a result of the impairment tests performed. A significant consideration impacting the results of the impairment tests was the substantial delay in getting our most recently released Windows-based product upgrade, GO-Global for Windows, into marketable condition. The engineering delays we encountered resulted in a substantial decrease in our revenue in 2002, which ultimately caused us to consume almost all of our cash balances in our day-to-day operations.

Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Stock Compensation
We apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations thereof (hereinafter collectively referred to as APB 25) when accounting for our employee and directors stock options and employee stock purchase plans. In accordance with APB 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, we generally recognize no compensation expense with respect to stock-based awards to employees.

We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148 (hereinafter collectively referred to as SFAS 123). The fair value of these stock-based awards to employees was estimated using the Black-Scholes option-pricing model. Had compensation cost for our stock option plans and employee stock purchase plan been determined consistent with SFAS 123, our reported net loss and net loss common per share would have been changed to the amounts discussed elsewhere in this Form 10-K. See New Accounting Pronouncements, below, for further details on accounting for stock-based compensation.

Results of Operations

The first table that follows sets forth our income statement data for the years ended December 31, 2004 and 2003, respectively, and calculates the dollar change and percentage change from 2003 to 2004 in the respective line items. The second table that follows presents the same information for the years ended December 31, 2003 and 2002.

                                   Year Ended
                                   December 31,
                              -------------------   Dollars  Percentage
(Dollars in 000s)               2004        2003     Change    Change
-----------------             --------   --------   -------   -------
Revenue                       $  3,530   $  4,170   $  (640)    (15.3)%
Cost of revenue                    904      1,371      (467)    (34.1)
                              --------   --------   -------
Gross profit                     2,626      2,799      (173)     (6.2)
                              --------   --------   -------
Operating expenses:
Selling and marketing            1,384      1,680      (296)    (17.6)
General and administrative       1,183      1,419      (236)    (16.6)
Research and development         1,501      1,515       (14)     (0.9)
Restructuring charges                -         80       (80)   (100.0)
                              --------   --------   -------
Total operating expenses         4,068      4,694      (626)    (13.3)
                              --------   --------   -------
Loss from operations            (1,442)    (1,895)      453      23.9
                              --------   --------   -------
Other income (expense):
Interest and other income           15         13         2      15.4
Interest and other expense           -         (5)        5     100.0
                              --------   --------   -------
Total other income (expense)        15          8         7      87.5
                              --------   --------   -------
Net loss                      $ (1,427)  $ (1,887)  $   460      24.4%
                              ========   ========   =======

                                   Year Ended
                                   December 31,
                               -------------------   Dollars   Percentage
(Dollars in 000s)                2003       2002      Change     Change
-----------------              --------   --------   --------   -------
Revenue                        $  4,170   $  3,535   $    635      18.0
Cost of revenue                   1,371      1,680       (309)    (18.4)
                               --------   --------   --------
Gross profit                      2,799      1,855       (944)    (50.9)
                               --------   --------   --------
Operating expenses:
Selling and marketing             1,680      2,235       (555)    (24.8)
General and administrative        1,419      2,801     (1,382)    (49.3)
Research and development          1,515      2,831     (1,316)    (46.5)
Asset impairment loss                 -        914       (914)   (100.0)
Restructuring charges                80      1,943     (1,863)    (95.9)
                               --------   --------   --------
Total operating expenses          4,694     10,724     (6,030)    (56.2)
                               --------   --------   --------
Loss from operations             (1,895)    (8,869)     6,974      78.6
                               --------   --------   --------



Other income (expense):
Interest and other income            13        153       (140)    (91.5)
Interest and other expense           (5)       (76)        71     (93.4)
                               --------   --------   --------
Total other income (expense)          8         77        (69)    (89.6)
                               --------   --------   --------
Net loss                       $ (1,887)  $ (8,792)  $  6,905      78.5%
                               ========   ========   ========

Revenue. Our revenue is primarily derived from product licensing fees and service fees from maintenance contracts. Other sources of revenue include private labeling fees and sales of software development kits. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name. We defer these fees upon contract signing and recognize the revenue ratably over the initial term of the contract. Software development kits are tools that allow end users to develop, interface and brand their own applications for use in conjunction with either our Windows or Unix/Linux products. Currently, we do not generate a significant amount of revenue from private labeling transactions, nor do we anticipate generating a significant amount of revenue from them or from the sale of software development kits during 2005.

The first table that follows summarizes product licensing fees for the years ended December 31, 2004 and 2003, respectively and calculates the change in dollars and percentage from 2003 to 2004 in the respective line item. The second table that follows presents the same information for the years ended December 31, 2003 and 2002, respectively.

                         Year Ended December 31,      Increase/(Decrease)
                        ------------------------    -----------------------
Product licensing fees      2004         2003         Dollars    Percentage
----------------------  -----------   -----------   ----------   ----------
Windows                 $ 1,361,600   $ 1,649,000   $ (287,400)     (17.4%)
Unix/Linux                1,033,600     1,523,100     (489,600)     (32.1)
                        -----------   -----------   ----------
Total                   $ 2,395,200   $ 3,172,100   $ (777,000)     (24.5%)
                        ===========   ===========   ==========

                             2003        2002         Dollars    Percentage
                        -----------   -----------   ----------   ----------
Windows                 $ 1,649,000   $ 1,394,200   $  254,800        18.3%
Unix/Linux                1,523,100     1,547,800      (24,700)       (1.6)
                        -----------   -----------   ----------
Total                   $ 3,172,100   $ 2,942,000   $  230,100         7.8%
                        ===========   ===========   ==========

The majority of our product licensing fees has been realized from a limited number of customers. As such, product licensing fees revenue has varied, sometimes substantially, from quarter to quarter and year to year. We expect our quarterly product licensing fees revenue to continue to vary during 2005.

During 2004, one of our significant ISV customers informed us that they would begin selling our Windows-based products as an add-on to their software applications products, instead of bundling our products with theirs, as had been done previously. Sales to this customer declined by approximately $419,000 in 2004 from 2003, and were the primary contributing factor to our overall decline in Windows product licensing fees. Partially offsetting this decrease was the recognition of approximately $188,000 of revenue from a Windows product licensing sale that we had originally recorded as a deferred item during December of 2003 because not all of the criteria for revenue recognition had been met. Once all the criteria were met, in early 2004, we recognized this revenue.

Approximately $302,800 of the decrease in 2004 Unix/Linux product licensing fee revenue was due to a one-time sale to a governmental end-user, which occurred during 2003. The majority of the remaining 2004 decrease was due to the aggregate variations in our other customers' sales orders.

Our customers' response to the release of the significantly upgraded version of our Windows product, GO-Global for Windows, during the fourth quarter of 2002 was a significant contributing factor to the increase in 2003 of Windows product licensing fees from 2002.

During the fourth quarter of 2002, we entered into a significant one-time transaction with a customer that generated approximately $552,500 of Unix product licensing fee revenue. Net of this transaction, 2003 revenue from Unix product licensing fees increased by approximately $527,800, or 53.0%, from 2002 levels. Approximately $300,000 of this increase came from one long-standing Unix ISV customer.

During 2004, we recognized approximately $1,015,000 of revenue from service fees, an increase of $184,100, or approximately 22.2% from the approximately $830,900 recognized during 2003. This increase has primarily resulted from continued increases in sales of maintenance contracts to our Windows customers resulting from the release of GO-Global for Windows during the fourth quarter of 2002.

During 2004, we recognized approximately $119,600 of revenue from other items, a decrease of $47,700, or approximately 28.5%, from the approximately $167,300 recognized during 2003. The decrease was primarily due to a $150,000 decrease in distributor fee revenue, which was partially offset by $100,000 of revenue recognized from the sale of a software development kit. We had signed a $300,000 two-year distribution agreement with our distributor in Japan and had been ratably recognizing the distributor fee as revenue over the underlying initial two-year term, which expired on December 31, 2003. The sale of the software development kit was a one-time transaction and we do not currently anticipate selling another kit during 2005.

During 2003, we recognized approximately $830,900 of revenue from service fees, an increase of $388,700, or 87.9%, from the approximately $442,200 recognized during 2002. The increase was primarily attributable to an increased level of sales of maintenance contracts, which began when we introduced our GO-Global for Windows product during the fourth quarter of 2002. Additionally, we sold approximately $300,000 worth of maintenance contracts as part of the large Unix transaction that we entered into during the fourth quarter of 2002, (discussed above), that are being amortized over a three-year period. A negligible amount of service fees from this transaction was recognized as revenue during 2002 as compared with approximately $100,000, or one full-year's worth, during 2003.

During 2003, we recognized approximately $167,300 of revenue from other items, an increase of $16,500, or approximately 10.9%, from the approximately $150,800 recognized during 2002. The increase was primarily due to the recognition of private labeling revenue derived from two customers. If customers, typically ISVs, wish to brand our product with their name, we charge them a private labeling fee, which we recognize as revenue, ratably, over a three-year period.

We anticipate that many of our customers will enter into, and periodically renew, maintenance contracts to ensure continued product updates and support. Revenue from maintenance contracts was approximately 28.8%, 19.9% and 12.5% of revenue in 2004, 2003 and 2002, respectively. We expect revenue from maintenance contracts in 2005 to approximate 2004 levels.

Sales to our three largest customers for 2004 represented approximately 20.9%, 14.9% and 14.1%, respectively, of total revenue. These three customers' December 31, 2004 year-end accounts receivable balances represented approximately 30.9%, 2.9% and 0.0% of reported net accounts receivable. By March 16, 2005, we had collected the majority of these outstanding balances.

Sales to our three largest customers for 2003 represented approximately 27.4%, 18.4% and 9.2%, respectively, of total revenue. These three customers' December 31, 2003 year-end accounts receivable balances represented approximately 0.0%, 28.0%, and 44.1% of reported net accounts receivable. By March 18, 2004, we had collected the majority of these outstanding balances.

Cost of Revenue. Cost of revenue consists primarily of the amortization of acquired technology and the amortization of capitalized technology developed in-house. Also included in cost of revenue are the costs of servicing maintenance contracts. Research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet and subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products.

The decreases in cost of revenues in 2004 from 2003 and in 2003 from 2002 were due primarily to certain elements of our acquired technology becoming fully amortized during 2003, additional elements becoming fully amortized during 2004 and the write-downs of the estimated remaining carrying values of our intangible assets that were recorded during the third quarter of 2002.

As more fully explained below under Asset Impairment Loss, during September 2002 we wrote down the historical cost of various components of our purchased technology assets as part of our periodic assessments of asset impairment. The amortization of our technology assets, as explained above, is recorded as a component of Cost of Revenue.

Based on our current product development plan and as a result of our intangible assets becoming fully amortized during 2004, we expect that our cost of revenue will be significantly lower in 2005 as compared with 2004. Cost of revenue was approximately 25.6%, 32.9% and 47.5% of total revenues for the years 2004, 2003 and 2002, respectively.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related benefits, sales commissions, outside consultants, travel expenses, trade show related activities and promotional costs.

The decrease in sales and marketing expenses in 2004 from 2003 was primarily caused by decreased salaries, benefits and commissions ($240,600) and facilities allocations ($170,200), which were partially offset by an increase in outside consultants ($123,300). The reasons for these changes were as follows:

   o The decrease in salaries, benefits and commissions was the result of terminating two people during late 2003 and two during 2004.
   o The decrease in facilities allocation was the result of the 2003 terminations. All of the sales and marketing employees who had been sharing space with general and administrative employees at our corporate headquarters location were terminated during 2003. Accordingly, the allocation of overhead costs to sales and marketing ceased.
   o The increase in outside consultants was a result of outsourcing marketing work upon the 2003 terminations.

The decrease in sales and marketing expenses in 2003 from 2002 was primarily caused by decreased human resources costs ($392,900), trade show activities and promotional costs ($134,300) and travel and entertainment ($62,600). Partially offsetting these decreases was an increase in outside consulting services ($115,800). The reasons for these changes were as follows:

   o The decrease in human resources costs was the result of the restructurings made during 2002 and was reflected for a full year in 2003.
   o The decrease in trade shows activities and promotional costs was part of our decision made in 2002 to cut these costs to a minimal level while using our remaining cash on strategic engineering initiatives.
   o The decrease in travel and entertainment was due to the reductions in head count made in 2002 as well as prioritizing the engineering initiatives over sales and marketing activities.
   o The increase in outside consulting services reflected the hiring of a marketing firm to assist with marketing efforts during 2003, once various elements of the engineering initiatives reached completion.

We expect that cumulative sales and marketing expenses in 2005 will approximate those incurred during 2004. Sales and marketing expenses were approximately 39.2%, 40.3% and 63.2% of total revenues for the years 2004, 2003 and 2002, respectively.

General and Administrative Expenses. General and administrative expenses primarily consist of salaries and related benefits, legal and professional services, insurance, costs associated with being a publicly held company and bad debts expense.

General and administrative expense decreased in 2004 from 2003 primarily because of decreased facilities allocations ($152,900) and decreased directors and officers insurance ($103,100). The reasons for these decreases were as follows:

   o Our overhead structure was greatly reduced when we consummated a buy-out of our former lease for our corporate headquarters facilities at 400 Cochrane Circle, Morgan Hill, CA. This facility had been approximately 14,000 square feet. Since October 2003, we have maintained our corporate offices in approximately 1,000 square feet of space.
   o Our directors and officers insurance expense was lower in 2004 than 2003 because we did not renew our policy upon its expiration in 2003.

The decrease in general and administrative expenses in 2003 from 2002 was primarily caused by decreased outside services ($446,000), legal fees ($324,800), deferred compensation ($187,400), directors and officers insurance ($158,600), travel and entertainment ($141,000) and human resources costs ($173,100). The reasons for these decreases were as follows:

   o We abandoned the merger talks we had conducted throughout 2002 with three related entities in the telecommunications industry, thus reducing our needs for general and administrative outside services during 2003. Also contributing to lower outside consulting fees during 2003 were lower fees charged by our Interim Chief Executive Officer.
   o As a result of the abandonment of the merger talks, we also reduced the need for legal services.
   o The decrease in deferred compensation expense was because the amounts previously deferred became fully amortized during 2002.
   o In addition to our 2002 restructurings, we also aggressively reduced costs during 2002, including the costs of our directors and officers insurance. Upon its renewal for the 2002/2003 policy year, we reduced the policy's coverage by approximately 40% and then discontinued it entirely upon its expiration in June 2003.
   o Travel and entertainment and human resource costs were lower in 2003 as a result of the reduction in headcount experienced as part of the restructurings that occurred in 2002.

The ending balance of our allowance for doubtful accounts as of December 31, 2004, 2003 and 2002, was $46,800, $46,800 and $50,300, respectively. Bad debts expense was $0, $16,300 and $31,600 for the years ended December 31, 2004, 2003 and 2002, respectively.

We anticipate that cumulative general and administrative expense in 2005 will exceed those incurred during 2004 primarily due to the costs we expect our newly initiated patent group to incur as they begin exploring viable means of commercially exploiting the NES patent portfolio. General and administrative expenses were approximately 33.5%, 34.0% and 79.2% of 2004, 2003 and 2002 total revenues, respectively.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related benefits paid to software engineers, payments to contract programmers, and facility expenses related to our remotely located engineering offices.

Research and development expense for 2004 approximated 2003 levels, as reported. Research and development expense for 2003 does not include approximately $149,100 of wages and related costs and $133,100 of outside consulting services related to software development costs that were capitalized during 2003. No such costs were capitalized during 2004.

The decrease in research and development expense in 2003 from 2002 was primarily caused by decreased human resources costs ($693,500), depreciation of fixed assets ($130,100), rent ($113,000), the allocation of corporate overheads ($78,000), outside consultants ($38,100) and an increase in customer service costs ($144,600). The reasons for these changes were as follows:

   o Human resources costs were decreased as a result of the 2002 restructuring. We began 2002 with 28 research and development employees and ended the year with 15. No changes were made to research and development headcount during 2003.
   o The decrease in depreciation expense was due to the timing of various assets reaching the end of their estimated useful lives, as well as an overall decrease in the asset base that resulted from the 2002 and 2001 restructuring charges.
   o The decrease in rent was primarily due to the negotiated settlement of the lease on our former Bellevue, Washington engineering offices.
   o The allocation of corporate overheads decreased as a result of the headcount reductions as well as the overall lowered cost structure resulting from the 2002 and 2001 restructurings.
   o The reduction in outside consultants was primarily due to the non-renewal of an engineering consultant's contract as the requested work had been completed.
   o Customer service costs consist primarily of wages and benefits paid to various engineers and are charged to cost of sales instead of being charged to research and development. More engineering time was spent providing customer service during 2003, as compared to 2002, consequently, more costs were charged to cost of sales than to research and development.

We believe that a significant level of investment for research and development is required to remain competitive. Accordingly, during 2005 we will continue working towards our goal of full maturity for our products through a combination of in-house and contracted research and development efforts. We anticipate that these efforts will include a combination of enhancing the functionality of our current product offerings and adding additional features to them. We expect research and development expenditures in 2005 to approximate 2004 levels. Research and development expense was approximately 42.5%, 36.3% and 80.1% of total revenues for the years 2004, 2003 and 2002, respectively.

Asset Impairment Loss. During 2002 we recorded an asset impairment charge of $914,000 against several of our intangible assets, primarily capitalized technology assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be addressed, including the following:

   o A significant decrease in the market value of an asset;
   o A significant change in the extent or manner in which an asset is used;
   o A significant adverse change in the business climate that could affect the value of an asset; and
   o Current and historical operating or cash flow losses.

We believed that a review of our carrying values in 2002 to evaluate whether the value of any of our long-lived technology assets had been impaired was warranted, due to several factors, including:

   o The challenges we faced in bringing our GO-Global for Windows and GO-Global:XP products to maturity;
   o  The continued pervasive weakness in the world-wide economy;
   o How we were incorporating and planning to incorporate each element of the purchased technologies into our legacy technology;
   o Our continued and historical operating and cash flow losses.

Based on studies of the various factors affecting asset impairment, as outlined above, the following asset impairment charges were determined to be necessary in order to reduce the carrying value of certain of these assets to our current estimate of the present value of the expected future cash flows to be derived from these assets:

                                  Net Book Value      Impairment      Net Book Value
                                 Before Impairment    Write Down     After Impairment
                                ------------------  --------------  ------------------
     Purchased Technology       $        2,145,200  $      775,100  $        1,370,100
     Capitalized Software                  277,800         138,900             138,900
                                ------------------  --------------  ------------------
     Totals                     $        2,423,000  $      914,000  $        1,509,000
                                ==================  ==============  ==================

The asset impairment charges were approximately 0.0%, 0.0% and 25.9% of total revenues for the years 2004, 2003 and 2002, respectively. We do not anticipate recording an asset impairment charge during 2005.

Restructuring charges. During 2002 we closed our Morgan Hill, California and Bellevue, Washington office locations as part of our strategic initiatives to reduce operating costs. In conjunction with these closures, we reduced headcount in all of our operating departments and wrote off the costs of leasehold improvements and other assets that were abandoned. A summary of the restructuring charge recorded during 2002 is as follows:

                                                                               December 31, 2002
                                                                                 Ending Balance
                                Restructuring        Cash          Non-cash      Restructuring
Category                            Charge         Payments        Charges           Accrual
--------                        -------------   --------------   ------------   ---------------
Year ended December 31, 2002:
 Employee severance             $     831,000   $    (831,000)   $          -   $             -
 Fixed assets abandonment             657,800               -        (657,800)                -
 Minimum lease payments               443,800        (161,600)              -           282,200
 Other                                 10,200         (10,200)              -                 -
                                -------------   --------------   ------------   ---------------
 Totals                         $   1,942,800   $  (1,002,800)   $   (657,800)   $      282,200
                                =============   ==============   ============   ===============

During 2003 we negotiated settlements of the leases for our former offices in Bellevue, Washington and Morgan Hill, California, which completed the restructuring activities that had been approved under Emerging Issues Task Force
(EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," during 2002 and had begun in 2002, as explained above. Additionally, we relocated our Morgan Hill, California offices from 400 Cochrane Circle to 105 Cochrane Circle and further disposed of certain assets that were no longer in service. To the extent that the December 31, 2002 ending restructuring charge accrual balance was less than the costs incurred for these activities, we recorded an additional restructuring charge during 2003. A summary of the restructuring charge recorded during 2003 is as follows:

                                                                               December 31, 2003
                                                                                Ending Balance
                                Restructuring        Cash         Non-cash      Restructuring
Category                           Charge          Payments       Charges           Accrual
--------                        -------------   -------------   -------------   --------------
Year ended December 31, 2003:
 Opening accrual balance        $           -   $           -   $           -   $      282,200
 Fixed assets abandonment              42,200               -         (42,200)               -
 Leases settlements - rent             36,800        (269,000)             -          (232,200)
 Deposits forfeited                    16,000               -         (56,000)         (40,000)
 Commissions                           12,000         (22,000)              -          (10,000)
 Other (1)                            (26,900)              -          26,900                -
                                --------------  -------------   -------------   --------------
 Totals                         $      80,100   $    (291,000)  $     (71,300)  $            -
                                =============   =============   =============   ==============

(1) Includes the write-off of deferred rent associated with the Morgan Hill lease and other miscellaneous items.

During June 2003, we negotiated a buy out of the lease for our former engineering offices in Bellevue, Washington. The total buy out price was approximately $184,000 and consisted of a lump-sum cash payment of $144,000, the forfeiture of an approximate $40,000 security deposit and a $10,000 commission to the real estate broker who was involved in the transaction. It is estimated that the buy out saved approximately $355,800 over the contractually scheduled lease term.

During August 2003, we negotiated a buy out of the lease for our former corporate offices in Morgan Hill, California. The total buy out price was approximately $153,000 and consisted of a lump-sum cash payment of $125,000, the forfeiture of an approximate $16,000 security deposit and a $12,000 commission to the real estate broker who was involved in the transaction. It is estimated that the buy out saved approximately $270,000 over the contractually scheduled lease term.

The net aggregate amount of the annual lease payments made under all of our leases in the years 2004, 2003 and 2002, excluding lease buyout payments, was approximately $95,700, $295,400 and $525,700, respectively.

Interest and Other Income. During 2004, 2003 and 2002, the primary component of interest and other income was interest income derived on excess cash. Our excess cash was held in relatively low-risk, highly liquid investments, such as U.S. Government obligations, bank and/or corporate obligations rated "A" or higher by independent rating agencies, such as Standard and Poors, or interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

The increase in interest income in 2004 from 2003 was primarily due to interest income accrued on our note receivable ($3,000), which was partially offset by lower interest income on excess cash due to lower amounts of excess cash in 2004 as compared with 2003. The decrease in interest income in 2003 from 2002 was due to lower average cash and cash equivalents, and available-for-sale securities balances in 2003 as compared with 2002. Additionally, the decrease was reflective of a decrease in our portfolio's average yield rate, which reflected the market's response to the cuts and subsequent stabilization made in interest rates by the Federal Reserve during these time periods.

The lower cash and cash equivalents balance at year end 2004, as compared with year end 2003, is primarily due to the outflow of approximately $620,000 resulting from operating activities. As more fully explained under Liquidity and Capital Resources, we have been consuming cash in our operations and have seen our cash reserves continually decline for the past several years. Interest and other income was approximately 0.4%, 0.3% and 4.3% of total revenues for the years 2004, 2003 and 2002, respectively.

Interest and Other Expense. Interest and other expense has historically consisted primarily of the cost of accrued interest on bonds and other investments that we purchased with our excess cash. However we incurred no such interest and other expense during 2004 as all of our excess cash was maintained in a highly-liquid money market account and we purchased no bonds. The decrease in 2003 from 2002 was primarily due to our discontinuance of purchasing bonds with our excess cash.

Interest and other expense was approximately 0.0%, 0.1% and 2.2% of total revenues for the years 2004, 2003 and 2002, respectively.

Provision for Income Taxes. At December 31, 2004, we had approximately $41,464,000 in federal net operating loss carryforwards. The federal net operating loss carryforwards will expire at various times from 2007 through 2020, if not utilized. In addition, the Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available for use in any given period upon the occurrence of various events, including a significant change in ownership interests. In 1998, we experienced a "change of ownership" as defined by the provisions of the Tax Reform Act of 1986. As such, our utilization of our net operating loss carryforwards through 1998 will be limited to approximately $400,000 per year until such carryforwards are fully utilized or expire.

Liquidity and Capital Resources

We are continuing to operate the business on a cash basis by striving to bring our cash expenditures in line with our revenues. We are simultaneously looking at ways to improve or maintain our revenue stream. Additionally, we continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity. We believe that improving or maintaining our current revenue stream, coupled with our cash on hand, including the cash raised in the 2005 private placement will sufficiently support our operations during 2005.

On January 29, 2004, we completed a private placement, which raised a total of $1,150,000 through the sale of 5,000,000 shares of common stock and five-year warrants to purchase 2,500,000 shares of common stock (the "2004 private placement"). Net proceeds of approximately $930,000, as well as other working capital items, were used to fund our operations during 2004.

On February 2, 2005, we completed a private placement, which raised a total of $4,000,000 (inclusive of a $665,000 credit as described below) through the sale of 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock (the "2005 private placement"). In a contemporaneous transaction, we acquired NES for 9,600,000 shares of common stock, the assumption of approximately $235,000 of NES' indebtedness and the reimbursement to AIGH Investment Partners, LLC ("AIGH"), an affiliate of a principal stockholder (Orin Hirschman), of $665,000 for its advance on our behalf of a like sum in December 2004 to settle certain third party litigation against NES. We reimbursed the advance through a partial credit against the price of our securities acquired by Mr. Hirschman in the 2005 private placement.

Our net proceeds from the 2005 private placement were approximately $2,000,000, after giving effect to:

   o our issuance of a $665,000 partial credit against the price of our securities acquired by Mr. Hirschman in the 2005 private placement;

   o  our assumption of approximately $235,000 of NES' indebtedness;

   o  our payment of NES' legal fees and expenses of approximately $108,000;

   o our payment of professional fees and expenses of approximately $692,000, which we incurred in the NES acquisition;

   o our payment of Mr. Hirschman's legal fees and expenses of approximately $108,000;

   o a fee paid to Griffin Securities Inc. in the amount of $50,000 in connection with the 2005 private placement; and

   o our payment of professional fees and expenses of approximately $142,000, which we incurred in the 2005 private placement.

Pursuant to the terms of an agreement with the purchasers of the securities in the 2005 private placement, we have agreed to prepare and file with the SEC a registration statement covering the resale of shares of our common stock underlying the Series A preferred stock and the Series B preferred stock. In addition, under the terms of an agreement entered into in connection with the NES acquisition, we agreed to register the shares of common stock issued in the NES acquisition.

During 2004 we consumed $863,000 of cash in our operating activities. This consumption of cash related primarily to our net loss of $1,427,500, which included non-cash charges, primarily depreciation and amortization of $664,700, interest accrued on our directors' notes of $1,400 and an aggregate decrease in cash flow from our operating assets and liabilities of $98,800. We consumed $435,500 of cash in our investing activities, primarily resulting from a $350,000 increase in note receivable - related party, a $59,200 increase in deferred acquisition costs, (both of which were related to our acquisition of NES), the purchase of approximately $33,400 of fixed assets and a $7,100 reduction in other assets. We generated positive financing cash flows of $947,300. These cash flows primarily related to net proceeds from the 2004 private placement of $931,400, proceeds from the exercise of warrants issued as part of the 2004 private placement of $6,900 and the proceeds of sales of common stock to our employees under the provisions of our employee stock purchase plan of $9,000.

During 2003 we consumed $710,800 of cash in our operating activities. This consumption of cash related primarily to our net loss of $1,886,600, which included non-cash charges, primarily depreciation and amortization of $1,248,400, the write-off of fixed assets abandoned as part of our 2003 restructuring of $42,200, the loss on assets disposed in our normal operations of $4,300, which were partially offset by a decrease in our provision for doubtful accounts of $3,500, and an aggregate decrease in cash flow from our operating assets and liabilities of $115,600. We consumed $225,700 of cash in our investing activities, resulting primarily from the capitalization of software development costs of $282,200 and the purchase of fixed assets of $1,600, which were partially offset by a $58,100 decrease in other assets. We generated positive financing cash flows of $2,800, resulting from the proceeds of the sale of common stock to our employees under the provisions of our employee stock purchase plan.

Cash and cash equivalents
As of December 31, 2004, cash and cash equivalents were approximately $675,300 as compared with $1,025,500 at December 31, 2003. The $350,200 decrease was primarily due to the cash consumed by our operations, partially offset by the net proceeds of the 2004 private placement. We anticipate that our cash and cash equivalents as of December 31, 2004, and the net proceeds from the 2005 private placement, together with revenue from operations will be sufficient to fund our anticipated expenses, inclusive of those that will be attributable to taking steps to realize the maximum value of the patents we acquired from NES, during the next twelve months. However, due to the inherent uncertainties associated with predicting future operations, there can be no assurances that these resources will be sufficient to fund our anticipated expenses during the next twelve months.

Accounts receivable, net
At December 31, 2004, we had approximately $518,900 in accounts receivable, net of allowances totaling $46,800. The net accounts receivable were virtually the same as the approximately $521,000, net of the $46,800 allowance we reported at December 31, 2003. We did not write off any receivables during 2004. From time to time, we could maintain individually significant accounts receivable balances from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially adversely affected.

Commitments and contingencies
On December 10, 2004 we entered into an agreement (the "Reimbursement Agreement") with AIGH pursuant to which we agreed to reimburse AIGH $665,000, as well as its legal fees and expenses, relating to its successful efforts to settle certain third party litigation against NES and certain affiliates of NES. The third party litigation was brought against NES by one of its creditors.

Our obligation to reimburse AIGH was contingent upon several conditions, including the consummation of the NES acquisition, the completion of the 2005 private placement, and our receipt of an assignment of the rights to NES' intellectual property, which were held by AIGH, and was to be satisfied within five business days of the occurrence of the contingencies. Since these events had not occurred as of December 31, 2004 we did not recognize a liability on our balance sheet for the Reimbursement Agreement. In January 2005, upon the consummation of these contingencies, we credited the $665,000 owed to AIGH against Mr. Hirschman's approximate $820,000 investment in the 2005 private placement.

We have no material capital expenditure commitments for the next twelve months. The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space, as previously discussed and assumes that we will occupy all current leased facilities for the full term of the underlying leases:

         Year ending December 31,
         ------------------------
         2005                 $ 62,600
         2006 and thereafter  $      -

Rent expense aggregated approximately $95,700, $295,400 and $525,700 in fiscal 2004, 2003 and 2002, respectively.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. As of the effective date, we will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which requisite service has not yet been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123 "Stock-Based Compensation." We will apply SFAS No. 123R using a modified version of prospective application. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures.

Benefits of tax deductions in excess of recognized compensation cost are required by SFAS 123R to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operations and increase cash flows from financing in periods after adoption. The adoption of SFAS 123R will have an impact on our results of operations; however, we cannot currently estimate what the impact will be because, among other things, it will depend on the levels of share-based payments granted in the future. We are currently in the process of determining the effects on our financial position, results of operations and cash flows that will result from the adoption of SFAS 123R.

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

   We Have A History Of Operating Losses And Expect These Losses To Continue, At Least For The Near Future.

We have experienced significant losses since we began operations. We expect to continue to incur losses at least for the near future. We incurred net losses of approximately $1,427,500, $1,886,600 and $8,792,500 for the years ended December 31, 2004, 2003 and 2002, respectively. Our expenses will increase as we begin our efforts to commercially exploit the patents we acquired in the NES acquisition; however, we cannot give assurance that revenues will increase sufficiently to exceed costs. We do not expect to be profitable in 2005. In future reporting periods, if revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

   If We Are Unable To Generate A Positive Cash Flow From Operations, Or Are Unsuccessful In Securing External Means of Financing, We May Not Be Able To Continue Our Operations.

We have not been able to generate positive cash flow from our operations and have been financing our operations primarily from the cash raised when we called various warrants in 1999 and 2000, and from selling common and preferred stock in private placements. We believe that we have sufficient cash to meet our operating needs throughout 2005 and the first few reporting periods of 2006 with the cash we raised in the 2005 private placement and the cash we had on hand as of December 31, 2004. However, if we were unable to generate positive cash flow from our operations in future periods or were unable to raise external sources of financing, we might need to discontinue our operations entirely.

   We May Not Realize the Anticipated Benefits of Acquiring NES.

We acquired NES in January 2005 with the anticipation that we would realize various benefits, including, among other things, expansion of our product offerings, enhancement of our current product line, ownership of 11 issued patents and another 43 patent applications in process. We may not fully realize some or all of these benefits and the acquisition may result in the diversion of management time and cash resources to the detriment of our core software business. Costs incurred and liabilities assumed in connection with this acquisition could also have an adversely impact our future operating results.

   Our Revenue Is Typically Generated From A Very Limited Number Of Significant Customers.

A material portion of our revenue during any reporting period is typically generated from a very limited number of customers. Consequently, if any of these significant customers reduce their order level or fail to order during a reporting period, our revenue could be materially adversely impacted.

Several of our significant customers are ISVs who have bundled our products with theirs to sell as web-enabled versions of their products. Other significant customers include distributors who sell our products directly. We do not control our significant customers. Some of our significant customers maintain inventories of our products for resale to smaller end-users. If they reduce their inventory of our products, our revenue and business could be materially adversely impacted.

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

Our operating results are likely to fluctuate significantly in the future on a quarterly and on an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

   o The degree of success of our commercial exploitation of the NES patents;
   o The degree of success of our recently introduced products;
   o Variations in the timing of and shipments of our products;
   o Variations in the size of orders by our customers;
   o Increased competition;
   o The proportion of overall revenues derived from different sales channels such as distributors, original equipment manufacturers (OEMs) and others;
   o Changes in our pricing policies or those of our competitors;
   o The financial stability of major customers;

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

As regards our intention to exploit the portfolio of patents that we acquired from NES:

   o Although we believe the NES patents to be strong, there can be no assurance that they will not be found invalid either in whole or in part if challenged.
   o Invalidation of their broadest claims could result in very narrow claims that do not have the potential to produce meaningful license revenues.
   o Many of the companies that we intend to seek licenses from are very large with significant financial resources. We currently lack the ability to initiate infringement litigation or to defend our patents against claims of invalidity if such litigation is heavily contested over an extended period of months or even years.
   o We may not be able to engage attorneys that will work on our behalf on a contingent fee basis or that will pursue litigation until a resolution is achieved that is favorable to us. Such attorneys may seek to limit their exposure either by advocating licensing settlements that are not favorable to us or may abandon their efforts on our behalf.
   o Because NES obtained no foreign patents or filed any foreign patent applications, infringing companies may seek to avoid our demand for licenses by moving the infringing activities offshore where US patents cannot be enforced.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are currently not exposed to any significant financial market risks from changes in foreign currency exchange rates or changes in interest rates and do not use derivative financial instruments. Substantially all of our revenue and capital spending is transacted in U.S. dollars. However, in the future, we may enter into transactions in other currencies. An adverse change in exchange rates would result in a decline in income before taxes, assuming that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive.










                  (Remainder of page intentionally left blank)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                  Index to Consolidated Financial Statements
                  ------------------------------------------

                                                                                       Page
Report of Independent Registered Public Accounting Firm (Macias Gini & Company LLP)     26
Report of Independent Registered Public Accounting Firm (BDO Seidman, LLP)              27
Consolidated Balance Sheets as of December 31, 2004 and 2003                            28
Consolidated Statements of Operations and Comprehensive Loss for
  the Years Ended December 31, 2004, 2003, and 2002                                     29
Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2004, 2003 and 2002                                                      30
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2004, 2003 and 2002                                                      31
Summary of Significant Accounting Policies                                              32
Notes to Consolidated Financial Statements                                              35
Report of Independent Registered Public Accounting Firm on
  Supplemental Schedule (BDO Seidman, LLP)                                              45
Supplemental Schedule II                                                                46


















                    (Remainder of page intentionally left blank)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheet of GraphOn Corporation and subsidiary (the "Company") as of December 31, 2004 and the related statements of operations and comprehensive loss, shareholders' equity and cash flows for the year then ended. We have also audited the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GraphOn Corporation and subsidiary as of December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule presents fairly in all material respects the information set forth therein.



/s/ Macias Gini & Company LLP
Macias Gini & Company LLP
Sacramento, California
March 29, 2005














                  (Remainder of page intentionally left blank)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheet of GraphOn Corporation and Subsidiary (the Company) as of December 31, 2003 and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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



/s/ BDO Seidman, LLP
BDO Seidman, LLP
San Jose, California
February 23, 2004








                 (Remainder of page intentionally left blank)

                               GraphOn Corporation
                           Consolidated Balance Sheets
                           ---------------------------

December 31,                                                       2004            2003
-----------------------------------------------------------   ------------    ------------
CURRENT ASSETS
Cash and cash equivalents .................................   $    675,300    $  1,025,500
Accounts receivable, net of allowance for doubtful accounts
  of $46,800 and $46,800 ..................................        518,900         521,100
Prepaid expenses and other current assets .................         24,100          23,100
                                                              ------------    ------------
TOTAL CURRENT ASSETS ......................................      1,218,300       1,569,700
                                                              ------------    ------------

Property and equipment, net ...............................         75,400         144,800
Purchased technology, net .................................              -         335,000
Capitalized software, net .................................        273,700         500,600
Note Receivable - related party ...........................        350,000               -
Deferred acquisition costs ................................        269,700               -
Other assets ..............................................         37,300          11,900
                                                              ------------    ------------
TOTAL ASSETS ..............................................   $  2,224,400    $  2,562,000
                                                              ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable ..........................................   $    250,200    $     52,300
Accrued liabilities .......................................        231,400         470,800
Accrued wages .............................................        260,100         305,200
Deferred revenue ..........................................        689,800         763,000
                                                              ------------    ------------
TOTAL CURRENT LIABILITIES .................................      1,431,500       1,286,100
                                                              ------------    ------------
LONG TERM LIABILITIES
Deferred revenue ..........................................        426,600         429,000
                                                              ------------    ------------
TOTAL LIABILITIES .........................................      1,858,100       1,715,100
                                                              ------------    ------------
Commitments and contingencies (Note 13)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding .............              -               -
Common stock, $0.0001 par value, 45,000,000 shares
 authorized, 21,716,765 and 16,618,459 shares
 issued and outstanding ...................................          2,200           1,700
Additional paid-in capital ................................     46,930,700      45,985,300
Notes receivable ..........................................        (50,300)        (50,300)
Accumulated other comprehensive loss ......................           (400)         (1,400)
Accumulated deficit .......................................    (46,515,900)    (45,088,400)
                                                              ------------    ------------
TOTAL SHAREHOLDERS' EQUITY ................................        366,300         846,900
                                                              ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................   $  2,224,400    $  2,562,000
                                                              ============    ============


          See accompanying summary of significant accounting policies and notes to consolidated financial statements











                  (Remainder of page intentionally left blank)

                               GraphOn Corporation
          Consolidated Statements of Operations and Comprehensive Loss
          ------------------------------------------------------------


Years Ended December 31,                          2004          2003          2002
--------------------------------------------- ------------  ------------  ------------
Revenue:
Product licenses ............................ $  2,395,200  $  3,172,100  $  2,942,000
Service fees ................................    1,015,000       830,900       442,200
Other .......................................      119,600       167,300       150,800
                                              ------------  ------------  ------------
Total Revenue ...............................    3,529,800     4,170,300     3,535,000
                                              ------------  ------------  ------------
Cost of Revenue:
Product costs ...............................      572,100     1,017,300     1,470,200
Service costs ...............................      331,700       354,300       209,700
                                              ------------  ------------  ------------
Total Cost of Revenue .......................      903,800     1,371,600     1,679,900
                                              ------------  ------------  ------------
Gross Profit ................................    2,626,000     2,798,700     1,855,100
                                              ------------  ------------  ------------
Operating Expenses
Selling and marketing .......................    1,383,700     1,679,800     2,235,100
General and administrative ..................    1,183,600     1,419,100     2,801,000
Research and development ....................    1,500,900     1,515,000     2,831,300
Asset impairment loss .......................            -             -       914,000
Restructuring charges .......................            -        80,100     1,942,800
                                              ------------  ------------  ------------
Total Operating Expenses ....................    4,068,200     4,694,000    10,724,200
                                              ------------  ------------  ------------
Loss From Operations ........................   (1,442,200)   (1,895,300)   (8,869,100)
                                              ------------  ------------  ------------
Other Income (Expense)
Interest and other income ...................       14,700        13,000       152,500
Interest and other expense ..................            -        (4,300)      (75,900)
                                              ------------  ------------  ------------
Total Other Income (Expense) ................       14,700         8,700        76,600
                                              ------------  ------------  ------------
Net Loss ....................................   (1,427,500)   (1,886,600)   (8,792,500)

Other Comprehensive Income (Loss), net of tax
Unrealized holding gain (loss)
 on investment ..............................            -             -        (7,500)
Foreign currency translation adjustment .....         1000         1,000         3,600
                                              ------------  ------------  ------------
Comprehensive Loss .......................... $ (1,426,500) $ (1,885,600) $ (8,796,400)
                                              ============  ============  ============

Basic and Diluted Loss per Common Share ..... $      (0.07) $      (0.11) $      (0.50)
                                              ============  ============  ============

Weighted Average Common Shares Outstanding ..   21,307,966    16,607,328    17,465,099
                                              ============  ============  ============


          See accompanying summary of significant accounting policies and notes to consolidated financial statements















                  (Remainder of page intentionally left blank)

                                                                GraphOn Corporation
                                                  Consolidated Statements of Shareholders' Equity
                                                  -----------------------------------------------

                                                                                            Accum-
                                                                                            ulated
                                                                                             Other
                                                                                            Compre-
                                                        Additional    Deferred     Notes    hensive
                                      Common Stock       Paid-in       Compen-    Receiv-    Income   Accumulated
                                    Shares     Amount    Capital       sation       able     (Loss)     Deficit        Totals
                                  ----------  -------  ------------  ----------  ---------  -------  -------------  ------------
Balances, December 31, 2001       17,288,332  $ 1,700  $ 45,925,900  $ (193,800) $       -  $ 1,500  $ (34,409,300) $ 11,326,000
Issuance of common stock due to
 exercise of options                 200,000      200        50,000           -    (50,000)       -              -           200
Employee stock purchases              25,720        -         6,400           -          -        -              -         6,400
Noncash redemption of common
 stock                              (933,333)    (200)          200           -          -        -              -             -
Amortization of deferred
 compensation                              -        -             -     193,800          -        -              -       193,800
Accrued interest receivable                -        -             -           -       (300)       -              -          (300)
Change in market value of
 available-for-sale securities             -        -             -           -          -   (7,500)             -        (7,500)
Foreign currency translation               -        -             -           -          -    3,600              -         3,600
Net Loss                                   -        -             -           -          -        -     (8,792,500)   (8,792,500)
                                  ----------   ------   -----------   ---------  ---------  -------  -------------  ------------
Balances, December 31, 2002       16,580,719    1,700    45,982,500           -    (50,300)  (2,400)   (43,201,800)    2,729,700
Employee stock purchases              37,740        -         2,800           -          -        -              -         2,800
Foreign currency translation               -        -             -           -          -    1,000              -         1,000
Net Loss                                   -        -             -           -          -        -     (1,886,600)   (1,886,600)
                                  ----------   ------   -----------   ---------  ---------  -------  -------------  ------------
Balances, December 31, 2003       16,618,459    1,700    45,985,300           -    (50,300)  (1,400)   (45,088,400)      846,900
Proceeds from private placement
 of common stock                   5,000,000      500     1,149,500           -          -        -              -     1,150,000
Costs of private placement of
 common stock                              -        -      (218,600)          -          -        -              -      (218,600)
Employee stock purchases              37,638        -         9,000           -          -        -              -         9,000
Accrued interest receivable                -        -        (1,400)          -          -        -              -        (1,400)
Issuance of common stock due to
 exercise of warrants                 30,000        -         6,900           -          -        -              -         6,900
Restricted stock repurchase -
 certificate not surrendered          30,668        -             -           -          -        -              -             -
Foreign currency translation               -        -             -           -          -    1,000              -         1,000
Net Loss                                   -        -             -           -          -        -     (1,427,500)   (1,427,500)
                                  ----------  -------  ------------   ---------  ---------  -------  -------------  ------------
Balances, December 31, 2004       21,716,765  $ 2,200  $ 46,930,700   $       -  $ (50,300) $  (400) $ (46,515,900) $    366,300
                                  ==========  =======  ============   =========  =========  =======  =============  ============


           See accompanying summary of significant accounting policies and notes to consolidated financial statements




















                                   (Remainder of page intentionally left blank)

                               GraphOn Corporation
                      Consolidated Statements of Cash Flows
                      -------------------------------------


Years ended December 31,                                2004          2003         2002
---------------------------------------------------- -----------  -----------  -----------
Cash Flows From Operating Activities:
Net loss ........................................... $(1,427,500) $(1,886,600) $(8,792,500)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation and amortization ......................     664,700    1,248,400    1,892,000
Non-cash restructuring charges .....................           -       42,200      657,800
Asset impairment loss ..............................           -            -      914,000
Loss on disposal of fixed assets ...................           -        4,300          400
Amortization of deferred compensation ..............           -            -      193,800
Charges to provision for doubtful accounts .........           -       16,300       31,600
Reductions to provision for doubtful accounts ......           -      (19,800)    (331,300)
Accrued interest on directors notes receivables ....      (1,400)           -            -
Changes in operating assets and liabilities:
   Accounts receivable .............................       2,200     (179,700)     582,200
   Prepaid expenses and other assets ...............      (1,000)     168,900       59,300
   Accounts payable ................................      18,400     (176,400)     (91,200)
   Accrued liabilities..............................       3,300     (366,700)     188,100
   Accrued wages ...................................     (46,100)      42,400     (128,500)
   Deferred revenue ................................     (75,600)     395,900      218,300
                                                     -----------  -----------  -----------
Net cash used in operating activities: .............    (863,000)    (710,800)  (4,606,000)
                                                     -----------  -----------  -----------
Cash Flows From Investing Activities:
Capitalization of software
 development costs .................................           -     (282,200)    (298,500)
Capital expenditures ...............................     (33,400)      (1,600)     (82,900)
Other assets .......................................       7,100       58,100        1,600
Note receivable - related party ....................    (350,000)           -            -
Deferred acquisition costs .........................     (59,200)           -            -
Purchase of available-for-sale securities ..........           -            -     (768,300)
Proceeds from sale of available-
 for-sale securities ...............................           -            -    3,776,300
                                                     -----------  -----------  -----------
Net cash provided by (used in) investing
 activities: .......................................    (435,500)    (225,700)   2,628,200
                                                     -----------  -----------  -----------
Cash Flows From Financing Activities:
Employee stock purchases ...........................       9,000        2,800        6,400
Proceeds from exercise of warrants .................       6,900            -            -
Proceeds from private placement of common stock ....   1,150,000            -            -
Costs of private placement of common stock .........    (218,600)           -            -
Repayment of note payable ..........................           -            -      (26,600)
                                                     -----------  -----------  -----------
Net cash provided by (used in) financing activities:     947,300        2,800      (20,200)
                                                     -----------  -----------  -----------
Effect of exchange rate fluctuations on
 cash and cash equivalents .........................       1,000        1,000        3,600
Net Decrease in Cash
 and Cash Equivalents ..............................    (350,200)    (932,700)  (1,994,400)
Cash and Cash Equivalents:
Beginning of year ..................................   1,025,500    1,958,200    3,952,600
                                                     -----------  -----------  -----------
End of year ........................................ $   675,300  $ 1,025,500  $ 1,958,200
                                                     ===========  ===========  ===========


          See accompanying summary of significant accounting policies and notes to consolidated financial statements








                  (Remainder of page intentionally left blank)

GraphOn Corporation
Summary of Significant Accounting Policies
------------------------------------------

The Company. GraphOn Corporation (the Company) was founded in May 1996 and is incorporated in the state of Delaware. The Company's headquarters are currently in Santa Cruz, California. The Company develops, markets, sells and supports business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use by Independent Software Vendors (ISVs), Application Service Providers (ASPs), corporate enterprises, governmental and educational institutions, and others, primarily in the United States, Asia and Europe.

Basis of Presentation and Use of Estimates. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the "Company"), significant intercompany accounts and transactions are eliminated upon consolidation. In the Company's opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of only normal recurring adjustments, except for the restructuring and asset impairment charges, as discussed below, to fairly state the Company's financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts, the estimated lives of intangible assets, depreciation of fixed assets and accrued liabilities, among others. Actual results could differ materially from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Marketable Securities.  Under Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," securities are classified and accounted for as follows:

   o Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.
   o Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.
   o Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

Shipping and Handling. Shipping and handling costs are included in cost of revenue for all periods presented.

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

Revenue earned on software arrangements involving multiple elements is allocated to each element arrangement based on the relative fair values of the elements. If there is no evidence of the fair value for all the elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. The Company recognizes revenue from the sale of software licenses when all the following conditions are met:

   o Persuasive evidence of an arrangement exists;
   o Delivery has occurred or services have been rendered;
   o The price to the customer is fixed or determinable; and
   o Collectibility is reasonably assured.

Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

The Company recognizes revenue from service contracts ratably over the related contract period, which generally ranges from 1-5 years.

Segment information.  The Company operates in one business segment.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on assessments of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased.

Advertising Costs. The cost of advertising is expensed as incurred. Advertising costs for the years ended December 31, 2004, 2003 and 2002, were approximately $3,000, $4,000 and $114,300, respectively. Advertising consists primarily of various printed material.

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

     Notes receivable: The carrying amounts reported on the balance sheet for the note receivable - related party and the note receivable reflect the current principal balances remaining to be repaid to the Company. The estimated fair values are based on the Company's estimates of interest rates on similar instruments.

As of December 31, 2004 and 2003, the fair values of the Company's financial instruments approximate their historical carrying amounts.

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

Restructuring Charges. Charges related to the restructuring of the Company's operations are estimated, accrued and expensed in the period in which the Board of Directors has committed to and approved a restructuring plan. The restructuring accrual is reduced in any period in which one or more of the planned restructuring activities occur. The restructuring accrual is adjusted for material differences between the actual cost of a restructuring activity and the estimated cost of the restructuring activity in the period the actual cost becomes known. The Company followed Emerging Issues Task Force (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" for restructuring plans entered into prior to January 1, 2003. The Company currently follows SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," for restructuring plans entered into on, or after, January 1, 2003.

Stock-Based Incentive Programs. The Company accounts for its stock-based incentive programs using the intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and interpretations thereof (collectively APB 25). Accordingly, the Company records deferred compensation expense costs related to its employee stock options when the market price of the underlying stock exceeds the exercise price of each option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the board, at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option for options issued to employees. Deferred compensation is expensed on a straight-line basis over the shorter of the vesting period of the related stock option or the contractual period of service for option grants to non-employees. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the grant date during the years ended December 31, 2004, 2003 and 2002.

As of December 31, 2004, the Company's deferred compensation balance was $0. The accompanying statement of operations reflects stock-based compensation expense of $0, $0 and $193,800 for the years ended December 31, 2004, 2003 and 2002, respectively.

An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148 (hereinafter collectively referred to as SFAS 123). If the Company followed the fair value approach, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option must be computed using an option-pricing model, such as the Black-Scholes option valuation method, at the date of grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. See New Accounting Pronouncements.

SFAS 123 requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the stock option plan had been determined in accordance with the fair value-based method prescribed in SFAS 123 throughout the year. The Company estimated the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield (all years) of 0; expected volatility (all years) of 60%; risk-free interest rate of 1.5%, 2.5% and 2.5%; and expected lives (approximately, for all years) of five years, for all plan options.

Under SFAS 123, the Company's pro forma net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

                                                  2004            2003            2002
                                              ------------    ------------    ------------
Net loss:
     As reported ..........................   $ (1,427,500)   $ (1,886,600)   $ (8,792,500)
     Add: stock-based compensation
     expense included in reported net loss,
     net of related tax effects: ..........              -               -               -

     Deduct: total stock-based compensation
     determined under fair value-based
     method for all accounts,
     net of related tax effects: ..........       (191,700)       (265,300)     (1,725,200)
                                              ------------    ------------    ------------
     Pro forma ............................   $ (1,619,200)   $ (2,151,900)   $(10,323,900)
                                              ============    ============    ============


Basic and diluted loss per share
     As reported                              $      (0.07)   $      (0.11)   $      (0.50)
     Pro forma                                $      (0.08)   $      (0.13)   $      (0.59)

Earnings Per Share of Common Stock. SFAS No. 128, "Earnings Per Share," provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the years ended December 31, 2004, 2003 and 2002, 6,641,957, 2,104,483 and 2,584,307 shares, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. The individual components of comprehensive income
(loss) are reflected in the statements of shareholders' equity. As of December 31, 2004, 2003 and 2002, accumulated other comprehensive income (loss) was comprised of foreign currency translation gains and the cumulative change in the market value of the available-for-sale securities.

New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. As of the effective date, the Company will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. The Company will apply SFAS No. 123R using a modified version of prospective application. Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures.

Benefits of tax deductions in excess of recognized compensation cost are required by SFAS No. 123R to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net cash flows from operations and increase cash flows from financing in periods after adoption. The adoption of SFAS No. 123R will have an impact on the Company's results of operations, however management cannot currently estimate what the impact will be because, among other things, it will depend on the levels of share-based payments granted in the future. The Company is currently in the process of determining the effects on its financial position, results of operations and cash flows that will result from the adoption of SFAS No. 123R.

Reclassifications. Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Notes to Consolidated Financial Statements

1.  Subsequent Events.

On February 2, 2005, the Company completed a private placement (the "2005 private placement"), which raised a total of $4,000,000 (inclusive of a $665,000 credit as described below) through the sale of 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock. In a contemporaneous transaction, the Company acquired Network Engineering Software, Inc. ("NES"), for 9,600,000 shares of common stock, the assumption of approximately $235,000 of NES' indebtedness and the reimbursement to AIGH Investment Partners, LLC ("AIGH"), an affiliate of a principal stockholder (Orin Hirschman), of $665,000 for its advance on the Company's behalf of a like sum in December 2004 to settle certain third party litigation against NES. This reimbursement was effected by a partial credit against the price of the securities acquired by Mr. Hirschman in the 2005 private placement.

Net proceeds from the 2005 private placement were approximately $2,000,000, after giving effect to:

   o issuance of a $665,000 partial credit against the price of the Company's securities acquired by Mr. Hirschman in the 2005 private placement;

   o  assumption of approximately $235,000 of NES' indebtedness;

   o  payment of NES' legal fees and expenses of approximately $108,000;

   o payment of professional fees and expenses of approximately $692,000, which were incurred in the NES acquisition;

   o  payment of Mr. Hirschman's legal fees and expenses of approximately
      $108,000;

   o payment of a fee to Griffin Securities Inc. in the amount of $50,000 in connection with the 2005 private placement; and

   o payment of professional fees and expenses of approximately $142,000, which were incurred in the 2005 private placement.

The Company expects such net proceeds along with revenues derived from operations and the cash and cash equivalents reported as of December 31, 2004 to fund anticipated expenses, inclusive of those that will be attributable to taking steps to realize the maximum value of the patents acquired from NES, during the next 12 months.

The 52,039 shares of NES common stock collateralizing the note receivable-related party (See Note 5) were replaced by 3,260,391 shares of the Company's common stock upon the completion of the NES acquisition.

Under the terms of the 2005 private placement, upon the effectiveness of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from, all shares of Series A Stock and Series B Stock would automatically convert into shares of Common Stock at a rate of 100 shares of Common Stock for each share of Preferred Stock, and all Warrants issued in the 2005 private placement would automatically become exercisable for shares of Common Stock at a rate of 100 shares of Common Stock for each share of Preferred Stock underlying such Warrants.

At the special meeting of the Company's stockholders, held on March 29, 2005, the stockholders approved the amendment to the Company's Certificate of Incorporation to increase the authorized number of common shares from 45,000,000 to 195,000,000. Consequently, an aggregate of 148,148 shares of Series A Stock were converted into 14,814,800 shares of common stock and warrants to purchase an aggregate of 74,070 Series B Stock were converted into warrants to purchase an aggregate 7,407,000 shares of common stock. In addition, the warrants issued pursuant to the finder's agreement discussed above, converted as follows: the warrants to purchase 14,815 shares of Series A Stock and the warrants to purchase 7,407 shares of Series B Stock converted into warrants to purchase 1,481,500 and 740,700 shares of common stock, respectively.

2.  Property and Equipment.

Property and equipment consisted of the following:

December 31,                        2004         2003
------------------------------   ----------   ----------
Equipment                        $  903,200   $  875,000
Furniture and fixtures              236,700      231,500
Leasehold improvements               30,400       30,400
                                 ----------   ----------
                                  1,170,300    1,136,900
Less: accumulated depreciation
     and amortization             1,094,900      992,100
                                 ----------   ----------
                                 $   75,400   $  144,800
                                 ==========   ==========

3.  Purchased Technology.

Purchased technology consisted of the following:

December 31,                         2004          2003
------------------------------   -----------   -----------
Purchased technology             $ 1,370,100   $ 1,370,100
Less: accumulated amortization     1,370,100     1,035,100
                                 -----------   -----------
                                 $         -   $   335,000
                                 ===========   ===========

4.  Capitalized Software.

Capitalized software consisted of the following:

December 31,                                2004        2003
--------------------------------------   ---------   ---------
Capitalized software development costs   $ 719,500   $ 719,500
Less: accumulated amortization             445,800     218,900
                                         ---------   ---------
                                         $ 273,700   $ 500,600
                                         =========   =========

5.   Note Receivable - Related Party.

On October 6, 2004, the Company entered into a letter of intent to acquire NES (see Note 1). The Company contemporaneously loaned $350,000 to Ralph Wesinger, NES' majority shareholder, to fund his purchase of all the NES common stock then owned by another person. The Company received Mr. Wesinger's 5-year promissory note, which bears interest at a rate of 3.62% per annum and which was secured by his approximately 65% equity interest in NES, to evidence this loan. Mr. Wesinger also agreed that the Company would receive 25% of the gross proceeds of any sale or transfer of any of Mr. Wesinger's NES shares, which shall be applied in reduction of the then outstanding balance of his note, until the note is paid in full or becomes due, whichever occurs first. The Company has the option to accelerate the maturity date of this note upon the occurrence of certain events.

Upon completion of the Company's acquisition of NES (see Note 1), the 52,039 shares of NES common stock collateralizing the note receivable were replaced by 3,260,391 shares of the Company's common stock.

6.  Deferred Acquisition Costs.

At December 31, 2004, the Company had deferred acquisition costs of $269,700. Deferred acquisition costs consisted of legal fees associated with the NES acquisition that were incurred between October 6, 2004, the date the Company entered into the letter of intent to acquire NES, and December 31, 2004. In conjunction with the closing of the NES acquisition (See Note 1), these costs were included in the acquisition costs and allocated to the fair values of the assets and liabilities acquired.

7.  Accrued Liabilities.

Accrued liabilities consisted of the following:

December 31,                      2004                    2003
------------                  ------------            ------------
Professional fees             $    212,200            $    118,300
Accrued taxes                        4,600                  24,400
Other                               14,600                  22,900
                              ------------            ------------
                              $    231,400            $    165,600
                              ============            ============

Accrued professional fees as of December 31, 2004 includes approximately $32,500 of deferred financing costs, related to the 2005 private placement, and approximately $31,000 of deferred acquisition costs, related to the NES acquisition (See Note 1). These amounts appear on the December 31, 2004 balance sheet as components of other assets and deferred acquisition costs, respectively.

8.  Asset Impairment Charge.

During 2002 the Company recorded an impairment charge of $914,000 against several intangible assets, primarily capitalized technology assets. The review of long-lived assets for impairment occurs whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of an asset should be addressed include the following:

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

The Company believed that a review of the current carrying values to evaluate whether the value of any of its long-lived technology assets had been impaired was warranted, due to several factors, including:

   o The challenges faced in bringing the GO-Global for Windows and Go-Global:XP products to maturity;
   o  The continued pervasive weakness in the world-wide economy;
   o How the Company was incorporating and planning to incorporate each element of the purchased technologies into its legacy technology; and
   o  The Company's continued and historical operating and cash flow losses.

Based on studies of the various factors affecting asset impairment, as outlined above, the following asset impairment charges were determined to be necessary in order to reduce the carrying value of certain of these assets to the Company's current estimate of the present value of the expected future cash flows to be derived from these assets:

                              Net Book Value     Impairment   Net Book Value
      2002 Impairment        Before Impairment   Write Down   After Impairment
      --------------         -----------------   ----------   ----------------
      Purchased Technology    $    2,145,200     $  775,100     $ 1,370,100
      Capitalized Software           277,800        138,900         138,900
                              --------------     ----------     -----------
      Totals                  $    2,423,000     $  914,000     $ 1,509,000
                              ==============     ==========     ===========

The Company reassessed the carrying values of its intangible assets as of December 31, 2004 and 2003 and determined that no further impairment of those assets had occurred. The asset impairment charges were approximately 0.0%, 0.0% and 25.9% of total revenues for the years 2004, 2003 and 2002, respectively.

9.  Restructuring Charge.

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

                                                                               December 31, 2002
                                                                                 Ending Balance
                                Restructuring          Cash          Non-cash    Restructuring
Category                            Charge           Payments       Charges         Accrual
--------                       ---------------    -------------    -----------   --------------
Year ended December 31, 2002:
  Employee severance           $       831,000    $    (831,000)   $         -   $            -
  Fixed assets abandonment             657,800                -       (657,800)               -
  Minimum lease payments               443,800         (161,600)             -          282,200
  Other                                 10,200          (10,200)             -                -
                               ---------------    --------------   -----------   --------------
  Totals                       $     1,942,800    $  (1,002,800)   $  (657,800)  $      282,200
                               ===============    ==============   ===========   ==============

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

                                                                           December 31, 2003
                                                                            Ending Balance
                                 Restructuring       Cash       Non-cash    Restructuring
Category                             Charge        Payments     Charges        Accrual
--------                        ---------------   ----------   ---------   ---------------
Year ended December 31, 2003:
  Opening accrual balance       $             -   $        -   $       -   $       282,200
  Fixed assets abandonment               42,200            -     (42,200)                -
  Leases settlements - rent              36,800     (269,000)          -          (232,200)
  Deposits forfeited                     16,000            -     (56,000)          (40,000)



  Commissions                            12,000      (22,000)          -           (10,000)
  Other (1)                             (26,900)           -      26,900                 -
                                ---------------   ----------   ---------   ---------------
  Totals                        $        80,100   $ (291,000)  $ (71,300)  $             -
                                ===============   ==========   =========   ===============

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

10.  Stockholders' Equity.

Common Stock. During 2004 the Company issued 5,000,000 shares of common stock as part of a private placement that resulted in gross proceeds of $1,150,000, which were offset by costs associated with the private placement aggregating approximately $218,600. The Company issued 30,000 shares of common stock upon the exercise of warrants that had been issued in conjunction with the 2004 private placement, resulting in gross proceeds of $6,900.

During 2004, 2003 and 2002, the Company issued 37,638, 37,740 and 25,720 shares of common stock to employees in connection with the Employee Stock Purchase Plan, resulting in net cash proceeds of $9,000, $2,800 and $6,400, respectively.

The Company increased the number of its common shares outstanding during 2004 by 30,668 shares, related to restricted shares that had been repurchased for which the shareholder has not yet surrendered the stock certificate to the Company's transfer agent for cancellation. The Company believes the risk of these shares being traded is negligible as the share certificate carries a restrictive legend on its face and cannot be traded without prior consent of the Company's counsel. The Company believed that a more conservative accounting treatment should be afforded theses shares, after consultations with its transfer agent, and decided to add back these shares to its issued and outstanding totals.

During 2002 the Company issued 100,000 shares of common stock to each of two directors who exercised options granted under the Company's 1998 Stock Option/Stock Issuance Plan. Each of the two directors exercising the options issued a $25,000 promissory note to the Company to pay for the options. Each of the promissory notes is for a term of three years, due on or before March 5, 2005 and bears semi-annual interest at 2.67% per annum, which is equal to the applicable federal short-term interest rate in effect at the time the promissory notes were signed. In the event of default, the Company has full recourse to the assets of the directors and can take back all 100,000 of the shares of common stock so issued. Accrued interest income recognized on the promissory notes was $1,400, $0 and $300 for 2004, 2003 and 2002, respectively. Each of these notes was repaid in full, plus accrued interest, to the Company, during March 2005.

During 2002 the Company accepted 933,333 shares of its common stock from Menta Software in full settlement of the then outstanding $1,400,000 due the Company from Menta Software under the terms of the June 2001 patented technology licensing agreement.

During 2002 the Company recognized $193,800 of deferred compensation expense related to options and warrants it had issued in previous years to various third parties in exchange for services provided. The following assumptions were used for pricing the options and warrants using the Black-Scholes option-pricing model: dividend yield of 0, expected volatility of 60%, risk-free interest rate of 5.25%, and expected life of one year.

Stock Purchase Warrants. As of December 31, 2004, the following common stock warrants were issued and outstanding:

                               Shares subject      Exercise      Expiration
Issued with respect to:            to Warrant       Price             Date
-----------------------        --------------      -------       ----------
Private placement                   2,750,000      $  0.33            01/09
Private placement                     470,000      $  0.23            01/09
Convertible notes                      83,640      $  1.79            01/06
Private placement                     373,049      $  1.79            01/06

1996 Stock Option Plan. In May 1996 the Company's 1996 Stock Option Plan (the "96 Plan") was adopted by the board and approved by the stockholders. The 96 Plan is restricted to employees, including officers, and to non-employee directors. As of December 31, 2004, the Company is authorized to issue up to 187,500 shares of its common stock in accordance with the terms of the 96 Plan.

Under the 96 Plan the exercise price of options granted is either at least equal to the fair market value of the Company's common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company's common stock, at least 110% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 2004, options to purchase 24,625 shares of common stock were outstanding, 538 options had been exercised and options to purchase 162,337 shares of common stock remained available for further issuance under the 96 Plan.

1998 Stock Option/Stock Issuance Plan. In June 1998 the Company's 1998 Stock Option/Stock Issuance Plan (the "98 Plan") was adopted by the board and approved by the stockholders. Pursuant to the terms on the 98 Plan, options or stock may be granted and issued, respectively, to officers and other employees, non-employee board members and independent consultants who render services to the Company. As of December 31, 2004 the Company is authorized to issue up to 4,455,400 options or stock in accordance with the terms of the 98 Plan, as amended.

Under the 98 Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant. The purchase price of stock issued under the 98 Plan shall also not be less than 85% of the fair market value of the Company's stock on the date of issuance or as a bonus for past services rendered to the Company. As of December 31, 2004, options to purchase 2,940,643 shares of common stock were outstanding, 323,904 options had been exercised, 248,157 shares of common stock had been issued directly under the 98 Plan and 942,696 shares remained available for grant/issuance. The Company did not issue any direct shares under the 98 Plan in 2004, 2003 or 2002 and does not anticipate issuing shares in 2005.

Supplemental Stock Option Plan. In May 2000, the board approved a supplement (the "Supplemental Plan") to the 98 Plan. Pursuant to the terms of the Supplemental Plan, options are restricted to employees who are neither Officers nor Directors at the grant date. As of December 31, 2004 the Company is authorized to issue up to 400,000 shares in accordance with the terms of the Supplemental Plan.

Under the Supplemental Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company's common stock, at least 110% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 2004, options to purchase 400,000 shares of common stock remained available for issuance under the Supplemental Plan.

Employee Stock Purchase Plan. In February 2000, the Employee Stock Purchase Plan (the "ESPP") was adopted by the board and approved by the stockholders in June 2000. The ESPP provides for the purchase of shares of the Company's common stock by eligible employees, including officers, at semi-annual intervals through payroll deductions. No participant may purchase more than $25,000 worth of common stock under the ESPP in one calendar year or more than 2,000 shares on any purchase date. Purchase rights may not be granted to an employee who immediately after the grant would own or hold options or other rights to purchase stock and cumulatively possess 5% or more of the total combined voting power or value of common stock of the Company.

Pursuant to the terms of the ESPP, shares of common stock are offered through a series of successive offering periods, each with a maximum duration of six months beginning on the first business day of February and August each year. The purchase price of the common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of such shares on the start date of an offering period or the fair market value of such shares on the last day of such offering period. As of December 31, 2004, the ESPP is authorized to offer for sale to participating employees 300,000 shares of common stock, of which, 168,056 shares have been purchased and 131,944 are available for future purchase.

Option Exchange Programs. On January 26, 2004, 578,935 options were granted to employees who were not executive officers or directors and who chose to participate in a voluntary stock option exchange program that closed on July 23, 2003. Employees could choose to cancel any of their outstanding unexercised options to purchase Company common stock that had exercise prices greater than or equal to $0.50 in exchange for an equal number to be granted at a future date. All options so cancelled were considered forfeited as of December 31, 2003, as reported elsewhere in this footnote.

On May 14, 2004, the Company's Chief Executive Officer and Chairman of the Board and Chief Financial Officer voluntarily cancelled 260,000 and 380,000 outstanding unexercised options to purchase Company common stock in accordance with a voluntary stock option exchange program for the Company's executive officers and directors. Options that had exercise prices greater than or equal to $0.50 were eligible to be exchanged for an equal number to be granted at a future date. New options grants equal to the number cancelled were made on November 15, 2004.

A summary of the status of the Company's stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended is presented in the following table:

                                                         Options Outstanding
                              --------------------------------------------------------------------------
                                December 31, 2004         December 31, 2003         December 31, 2002
                              ----------------------   -----------------------   -----------------------
                                           Weighted                  Weighted                  Weighted
                                            Average                   Average                   Average
                                           Exercise                  Exercise                  Exercise
                               Shares       Price        Shares       Price        Shares       Price
                              ---------   ----------   ----------   ----------   ----------   ----------
Beginning                     2,104,483   $     2.47    2,584,307   $     3.05    2,541,200   $     4.32
Granted                       1,803,187   $     0.45      207,500   $     0.18    1,193,000   $     0.17
Exercised                             -   $        -            -   $        -     (200,000)  $     0.25
Forfeited                      (942,402)  $     4.60     (687,324)  $     3.95     (949,893)  $     3.45
                              ---------   ----------   ----------   ----------    ---------   ----------
Ending                        2,965,268   $     0.56    2,104,483   $     2.47    2,584,307   $     3.05
                              =========   ==========   ==========   ==========   ==========   ==========
Exercisable at
 year-end                     2,965,268   $     0.56    2,104,483   $     2.47    2,584,307   $     3.05
                              =========   ==========   ==========   ==========   ==========   ==========
Weighted-average fair value
 of options granted during
 the period:                              $     0.56                $     0.10                $     0.09
                                          ==========                ==========                ==========

The following table summarizes information about stock options outstanding as of December 31, 2004:

                               Options Outstanding
   --------------------------------------------------------------------------------
                                                              Options Exercisable
                                   Weighted                 -----------------------
                                   Average      Weighted                   Weighted
     Range of          No.        Remaining      Average      Number       Average
     Exercise      Outstanding   Contractual    Exercise    Exercisable    Exercise
      Price        at 12/31/04      Life          Price     at 12/31/04     Price
     ---------     -----------   -----------   ----------   -----------   ---------
   $ 0.01 - 0.18       942,500     7.77 yrs.   $     0.13       942,500   $    0.13
   $ 0.19 - 0.34       860,000     9.31 yrs.   $     0.32       860,000   $    0.32
   $ 0.35 - 0.56       903,382     7.02 yrs.   $     0.48       903,382   $    0.48
   $ 0.57 - 7.31       259,386     5.55 yrs.   $     3.23       259,386   $    3.23
                   -----------                 ----------   -----------   ---------
                     2,965,268                 $     0.56     2,965,268   $    0.56
                   ===========                 ==========   ===========   =========

11. Income Taxes.

There is no provision for income taxes for any of the years ended December 31, 2004, 2003 or 2002. The following summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34%:

December 31,                      2004            2003           2002
------------                  -----------     -----------   -------------
Federal income tax at
 statutory rate               $  (485,200)    $  (641,400)  $  (2,989,400)
State income taxes, net
 of federal benefit               (83,300)        (97,100)       (556,200)
Tax benefit not
   currently recognizable         560,600         706,300       3,475,800
Research and development
   Credit                               -               -        (100,000)
Other                               7,900          32,200          30,200
                              -----------     -----------   -------------
Provision for income taxes    $         -     $         -   $           -
                              ===========     ===========   =============

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes, as follows:

December 31,                                    2004              2003
------------                              --------------    --------------
Net operating loss carryforwards          $   14,961,000    $   15,402,700
Tax credit carryforwards                         654,000           654,500
Capitalized software                           (261,000)          (199,700)
Depreciation and amortization                    760,000           593,200
Reserves not currently deductible                585,000           404,800
Deferred compensation                                  -         1,202,700
                                          --------------    --------------
Total deferred tax asset                      16,700,000        18,058,200
Valuation allowance                          (16,700,000)      (18,058,200)
                                          --------------    --------------
Net deferred tax asset                    $            -    $            -
                                          ==============    ==============

The Company has net operating loss carryforwards available to reduce future taxable income, if any, of approximately $41,464,000 and $14,795,000 for Federal and California income tax purposes, respectively. The benefits from these carryforwards expire at various times from 2005 through 2022. As of December 31, 2004, the Company cannot determine that it is more likely than not that these carryforwards and other deferred tax assets will be realized, and accordingly, the Company has fully reserved for these deferred tax assets. The change in valuation allowance was $1,358,200, $(706,300) and $(3,475,000) for the years ended December 31, 2004, 2003 and 2002, respectively.

In 1998 the Company experienced a "change of ownership" as defined by the provisions of the Tax Reform Act of 1986. As such, utilization of the Company's net operating loss carryforwards through 1998 will be limited to approximately $400,000 per year until such carryforwards are fully utilized or expire.

12. Concentration of Credit Risk.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, trade receivables and note receivable-related party. The Company places cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2004, the Company had approximately $575,300 of cash and cash equivalents with financial institutions, in excess of FDIC insurance limits.

For the year ended December 31, 2004, sales to the Company's three largest customers accounted for approximately 20.9%, 14.9% and 14.1% of total revenues, respectively, with related accounts receivable as of December 31, 2004 of $160,400, $15,000 and $0, respectively.

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

Approximately 52,039 shares of NES' common stock (See Note 5) collateralizes the note receivable-related party, which bears interest at 3.62% per annum and matures in 2009. The Company reviews the collectibility of the note on a regular basis.

13.  Commitments and Contingencies.

Operating Leases. In October 2004, the Company renewed its operating lease for an approximate 3,300 square foot facility in New Hampshire. This lease is cancelable by the landlord or the Company upon 30-days written notice. Monthly rental payments for this facility are approximately $5,300.

The Company currently occupies approximately 1,000 square feet of office space in Santa Cruz, California. The office space is rented pursuant to a one-year operating lease, which became effective August 1, 2004. Rent on the Santa Cruz facility is approximately $1,400 per month.

The Company has been occupying leased facilities in Rolling Hills Estates, California on a month-to-month basis since October 2002. Rent on this office is approximately $1,000 per month.

The Company has also been renting a small office in Berkshire, England, United Kingdom since December 2002. This operating lease runs through December 2005. Rent on this office, which can fluctuate depending on exchange rates, is approximately $400 per month.

Future minimum lease payments under all leases in effect as of December 31, 2004, assuming that neither the landlord nor the Company cancels the lease on the New Hampshire facility, are as follows:

                  Year                    Payments
                  ----                    --------
                  2005                    $ 62,600
                  2006 and thereafter     $      -

Rent expense for the years ended December 31, 2004, 2003 and 2002 aggregated approximately $95,700, $295,400 and $525,700, respectively.

Commitments. On January 29, 2004, the Company completed a private placement of common stock and common stock purchase warrants in which Mr. Orin Hirschman purchased 3,043,478 shares of common stock and warrants to purchase 1,521,739 shares of common stock (representing in the aggregate 19.7% of the Company's outstanding shares of common stock as of March 18, 2004). As a condition of the sale, the Company entered into an Investment Advisory Agreement with Mr. Hirschman, pursuant to which it was agreed that in the event the Company completes a transaction with a third party introduced by Mr. Hirschman, the Company shall pay to Mr. Hirschman 5% of the value of that transaction. The agreement, as amended, expires on January 29, 2008.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. Generally, the term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited as the Company does not currently have a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2004.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

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

14.  Employee 401(k) Plan.

In December 1998, the Company adopted a 401(k) Plan (the Plan) to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2004, 2003 and 2002, the Company contributed a total of $23,000, $27,200 and $52,400 to the Plan, respectively.

15. Supplemental Disclosure of Cash Flow Information.

The following is supplemental disclosure for the statements of cash flows.

Years Ended December 31,             2004         2003         2002
------------------------         -----------  -----------  -----------
Cash Paid:
----------
Income Taxes                     $         -  $         -  $         -
Interest                         $         -  $         -  $       200

During 2002, the Company accepted 933,333 shares of its common stock from Menta Software as full settlement of the outstanding $1,400,000 due the Company under the terms of the patent license agreement the Company entered into with Menta Software in May 2001.

During 2004, the Company capitalized approximately $179,500 and $31,000 of deferred acquisition costs, related to the NES acquisition, that were included in accounts payable and accrued liabilities, respectively, as of December 31, 2004. Additionally, during 2004, the Company accrued approximately $32,500 of deferred financing costs, related to the 2005 private placement, as other assets, as of December 31, 2004.

16.  Quarterly Information (Unaudited).

The summarized quarterly financial data presented below reflect all adjustments, which, except for the restructuring charge recorded during the third quarter of fiscal 2003, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

In thousands, except per share data.

Year ended                          First     Second      Third     Fourth     Full
December 31, 2004                 Quarter    Quarter    Quarter    Quarter     Year
-------------------------------   -------    -------    -------    -------   -------
Total revenues                    $   903    $   677    $   932    $ 1,018   $ 3,530
Gross profit                          593        373        784        876     2,626
Operating income (loss)              (435)      (735)      (295)        23    (1,442)
Net income (loss)                    (431)      (732)      (293)        29    (1,427)
Income (loss) per common share:
   Basic                            (0.03)     (0.03)     (0.01)      0.00     (0.07)
   Diluted                             na         na         na       0.00        na


Year ended                         First      Second     Third     Fourth      Full
December 31, 2003                 Quarter    Quarter    Quarter    Quarter     Year
------------------------          -------    -------    -------    -------   -------
Total revenues                    $ 1,044    $ 1,175    $ 1,086    $   865   $ 4,170
Gross profit                          720        832        773        474     2,799
Restructuring charge                    -          -        (80)         -       (80)
Operating loss                       (386)      (416)      (514)      (579)   (1,895)
Net loss                             (380)      (418)      (511)      (578)   (1,887)
Basic and diluted
   loss per common share            (0.02)     (0.03)     (0.03)     (0.03)    (0.11)









                 (Remainder of page intentionally left blank)

Report of Independent Registered Public Accounting Firm on Supplemental
Schedule

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

In our opinion, the consolidated financial statement schedule as of December 31, 2003 and 2002 and for each of the two years in the period ended December 31, 2003, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
San Jose, California
February 23, 2004
































                 (Remainder of page intentionally left blank)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       Balance       Charged
                         At         to costs                      Balance
                      Beginning        and                       at end of
Description           of period     expenses     Deductions       period
-----------          -----------   -----------   -----------   -----------
Allowance for
Doubtful accounts:
2004                 $    46,800   $         -   $         -   $    46,800
2003                 $    50,300   $    16,300   $    19,800   $    46,800
2002                 $   350,000   $    31,600   $   331,300   $    50,300








































                 (Remainder of page intentionally left blank)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have previously reported in our Current Report on Form 8-K, filed with the SEC on February 14, 2005, that we dismissed BDO Seidman, LLP as our independent auditor and had engaged the firm of Macias Gini & Company LLP as our independent auditor for the fiscal year ended December 31, 2004.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable.





























                 (Remainder of page intentionally left blank)

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors of the Registrant

      Set forth below is information concerning each of our directors and executive officers as of March 18, 2005.

   Name                    Age      Position

   Robert Dilworth         63       Chairman of the Board of Directors and
                                    Chief Executive Officer (Interim)
   William Swain           64       Chief Financial Officer and Secretary
   August P. Klein         68       Director
   Michael Volker          56       Director
   Gordon Watson           69       Director

Robert Dilworth has served as one of our directors since July 1998 and was appointed Chairman in December 1999. In January 2002, Mr. Dilworth was appointed Interim Chief Executive Officer upon the termination, by mutual agreement, of our former Chief Executive Officer, Walter Keller. From 1987 to 1998 he served as the Chief Executive Officer and Chairman of the Board of Metricom, Inc., a leading provider of wireless data communication and network solutions. Prior to joining Metricom, from 1985 to 1988, Mr. Dilworth served as President of Zenith Data Systems Corporation, a microcomputer manufacturer. Earlier positions included Chief Executive Officer and President of Morrow Designs, Chief Executive Officer of Ultramagnetics, Group Marketing and Sales Director of Varian Associates Instruments Group, Director of Minicomputer Systems at Sperry Univac and Vice President of Finance and Administration at Varian Data Machines. Mr. Dilworth is also a director of eOn Communications, Sky Pipeline and Yummy Interactive. Mr. Dilworth previously served as director of Mobility Electronics and Get2Chip.com, Inc.

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

August P. Klein has served as one of our directors since August 1998. Mr. Klein has been, since 1995, the founder, Chief Executive Officer and Chairman of the Board of JSK Corporation. From 1989 to 1993, Mr. Klein was founder and Chief Executive Officer of Uniquest, Inc., an object-oriented application software company. From 1984 to 1988, Mr. Klein served as Chief Executive Officer of Masscomp, Inc., a developer of high performance real time mission critical systems and Unix-based applications. Mr. Klein has served as Group Vice President, Serial Printers at Data Products Corporation and President and Chief Executive Officer at Integral Data Systems, a manufacturer of personal computer printers. From 1957 to 1982, he was General Manager of the Retail Distribution Business Unit and Director of Systems Marketing at IBM. Mr. Klein is a director of QuickSite Corporation and has served as a trustee of the Computer Museum in Boston, Massachusetts since 1988. Mr. Klein holds a B.S. in Mathematics from St. Vincent College.

Michael Volker has served as one of our directors since July 2001. Mr. Volker has been, since 1996, Director of Simon Fraser University's Industry Liaison Office. From 1996 to 2001, Mr. Volker was Chairman of the Vancouver Enterprise Forum, a non-profit organization dedicated to the development of British Columbia's technology enterprises. From 1987 to 1996, Mr. Volker was Chief Executive Officer and Chairman of the Board of Directors of RDM Corporation, a publicly listed company. RDM is a developer of specialized hardware and software products for both Internet electronic commerce and paper payment processing. From 1988 to 1992, Mr. Volker was Executive Director of BC Advanced Systems Institute, a hi-tech research institute. Since 1982, Mr. Volker had been active in various early stage businesses as a founder, investor, director and officer. Mr. Volker, a registered professional engineer in the Province of British Columbia, holds a Bachelor's and Master's degree from the University of Waterloo.

Gordon Watson has served as one of our directors since April 2002. In 1997, Mr. Watson founded Watson Consulting, LLC, a consulting company for early stage technology companies, in 1997, and has served as its President since its inception. From 1996 to 1997 he served as Western Regional Director, Lotus Consulting of Lotus Development Corporation. From 1988 to 1996, Mr. Watson held various positions with Platinum Technology, Incorporated, most recently serving as Vice President Business Development, Distributed Solutions. Earlier positions include Senior Vice President of Sales for Local Data, Incorporated, President, Troy Division, Data Card Corporation, and Vice President and General Manager, Minicomputer Division, Computer Automation, Incorporated. Mr. Watson also held various executive and director level positions with TRW, Incorporated, Varian Data Machines, and Computer Usage Company. Mr. Watson holds a Bachelors of Science degree in electrical engineering from the University of California at Los Angeles and has taught at the University of California at Irvine. Mr. Watson is also a director of DPAC Technologies, PATH Communications and SoftwarePROSe, Inc.

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

Our Board of Directors has adopted a Code of Ethics applicable to all of our employees, including our chief executive officer, chief financial officer and controller. This code of ethics was filed as an exhibit to the annual report on Form 10-K for the year ended December 31, 2003.

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

Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the year ended December 31, 2004, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth information for the fiscal years ended December 31, 2004, 2003 and 2002 concerning compensation we paid to our Chief Executive Officer and our other executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2004.


                                                                 Restricted  Securities
                                                    Other Annual   Stock     Underlying   LTIP    All Other
Name and Principal Position  Year    Salary   Bonus Compensation   Awards     Options    Payouts Compensation
--------------------------- ------ ---------- ----- ------------ ---------- ------------ ------- ------------

Robert Dilworth              2004   $  99,000     -            -          -  300,000 (2)       -            -
Chairman of the Board        2003   $ 129,000     -            -          -   40,000           -            -
Chief Executive Officer      2002   $ 256,000     -            -          -  100,000           -            -
(Interim) (1)
--------------------------- ------ ---------- ----- ------------ ---------- ------------ ------- ------------

William Swain                2004   $ 123,100     -            -          -  380,000 (2)       -  $ 2,000 (3)
Chief Financial Officer      2003   $  96,200     -            -          -   40,000           -  $ 2,000 (3)
Secretary                    2002   $ 147,700     -            -          -        -           -  $ 2,000 (3)

--------------------------- ------ ---------- ----- ------------ ---------- ------------ ------- ------------

(1) Mr. Dilworth began as Chief Executive Officer (Interim) during January 2002. As interim Chief Executive Officer, Mr. Dilworth is compensated as a consultant and not an employee, consequently; he is eligible to receive compensation for his services as a director. Mr. Dilworth has elected, since assuming the interim Chief Executive Officer position, to forgo the cash compensation we pay all directors for their attendance at board and committee meetings as well as the quarterly retainer.

(2) During 2004, Mr. Dilworth and Mr. Swain voluntarily surrendered, on May 14, 2004, 260,000 and 380,000 out-of-the-money options, respectively, in conjunction with participation in a voluntary stock option exchange program. New option grants equal to the number cancelled were made on

     November 15, 2004. All options granted to Mr. Dilworth during fiscal 2004 were granted in his capacity as one of our directors.

(3)  Company contribution to the 401(k) Plan.

Option Grants in Last Fiscal Year. The following table shows the stock option grants made to the executive officers named in the Summary Compensation Table during the 2004 fiscal year:


                       Number of                                               Potential Realziable Value
                       Shares of     Percent of Total                           at Assumed Annual Rates
                     Common Stock    Options Granted                            of Stock Appreciation
                      Underlying       to Employees    Exercise   Expiration         for Option Term
Name                Options Granted   In Fiscal Year   Price (1)     Date            5%             10%
------------------ ----------------- ---------------- ---------- ------------ ----------------------------

Robert Dilworth       300,000 (2)         22.2%         $ 0.34     11/14/14     $ 1,457,100    $ 1,910,800

------------------ ----------------- ---------------- ---------- ------------ ----------------------------

William Swain         380,000 (2)         28.1%         $ 0.34     11/14/14     $ 1,845,700    $ 2,420,300

------------------ ----------------- ---------------- ---------- ------------ ----------------------------

(1) Options were granted at an exercise price equal to the fair market value of our common stock, as determined by the closing sales price reported on the Over-the-Counter Bulletin Board on the date of grant.

(2) During 2004, Mr. Dilworth and Mr. Swain voluntarily surrendered, on May 14, 2004, 260,000 and 380,000 out-of-the-money options, respectively, in conjunction with participation in a voluntary stock option exchange program. New option grants equal to the number cancelled were made on November 15, 2004. All options granted to Mr. Dilworth during fiscal 2004 were granted in his capacity as one of our directors.

Fiscal Year-End Option Values. The following table shows information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2004. No options held by such individuals were exercised during 2004.


                    Number of Securities Underlying      Value of Unexercised
                        Unexercised Options             In-The-Money Options at
                       at Fiscal Year-End (1)             Fiscal Year-End (2)
     Name           Exercisable     Unexercisable     Exercisable   Unexercisable
------------------ -------------  -----------------  ------------- ---------------

Robert Dilworth       440,000             -           $ 112,200           -

------------------ -------------  -----------------  ------------- ---------------

William Swain         420,000             -           $  98,800           -

------------------ -------------  -----------------  ------------- ---------------

(1) Options are generally immediately exercisable and vest in 33 equal monthly installments beginning three months after the date of grant. Shares issued upon the exercise of options are subject to our repurchase, which right lapses as the shares vest.

(2) The value of the in-the-money options was calculated as the difference between the exercise price of the options and $0.56, the fair market value of our common stock as of December 31, 2004, multiplied by the number of the in-the-money options outstanding.

Compensation of Directors. During the year ended December 31, 2004, directors who were not otherwise our employees were compensated at the rate of $1,000 for attendance at each meeting of our board, $500 if their attendance is via telephone, $500 for attendance at each meeting of a board committee, and a $1,500 quarterly retainer. Additionally, outside directors are granted stock options periodically, typically on a yearly basis. In the aggregate, our outside directors received options to purchase 112,500 shares of our common stock during 2004 at an average exercise price of $0.56 per share.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2004, the Compensation Committee was comprised of Robert Dilworth, our Interim Chief Executive Officer and Chairman of the Board, and August Klein, a non-employee director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 30, 2005, with respect to the beneficial ownership of shares of our common stock held by: (i) each director; (ii) each person known by us to beneficially own 5% or more of our common stock; (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each stockholder is c/o GraphOn Corporation, 3130 Winkle Avenue, Santa Cruz, California 95065.

                                                                             Number of Shares
                                                                             of Common Stock             Percent of
Name and Address of Beneficial Owner                                       Beneficially Owned (1)(2)      Class (%)
------------------------------------------------------------------------   -------------------------     -----------
Robert Dilworth (3).....................................................           693,820                    1.5
William Swain (4).......................................................           599,000                    1.3
August P. Klein (5).....................................................           445,760                    1.0
Michael Volker (6)......................................................           318,200                      *
Gordon Watson (7).......................................................           280,000                      *
Orin Hirschman (8)......................................................         9,120,417                   18.5
  6006 Berkeley Avenue
  Baltimore, MD  21209
Ralph Wesinger (9)......................................................         5,046,491                   10.9
IDT Capital, Inc. (10)..................................................         5,555,500                   11.6
  520 Broad Street
  Newark, NJ 07102
Globis Capital Partners (11)............................................         3,821,278                    8.2
  60 Broad Street, 38th Floor
  New York, NY 10004
All current executive officers and directors as a group (5 persons)(12).         2,336,780                    4.8

*     Denotes less than 1%.

(1) As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of March 30, 2005 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2) Percentage ownership of our common stock is based on 46,147,047 shares of common stock outstanding as of March 30, 2005 and reflects the effectiveness of the Certificate of Amendment that was approved by our shareholders at our Special Meeting of Shareholders on March 29, 2005. Upon the effectiveness of the Certificate of Amendment each share of our previously outstanding Series A preferred stock was automatically converted into 100 shares of our common stock and each warrant that was exercisable for shares of our Series A or Series B preferred stock was automatically converted into a warrant exercisable for that number of shares of our common stock equal to the number of shares of Series A or Series B preferred stock subject to the warrant multiplied by 100.

(3) Includes 640,000 shares of common stock issuable upon the exercise of outstanding options.

(4) Includes 580,000 shares of common stock issuable upon the exercise of outstanding options.

(5) Includes 295,000 shares of common stock issuable upon the exercise of outstanding options.

(6) Includes 260,000 shares of common stock issuable upon the exercise of outstanding options.

(7) Includes 280,000 shares of common stock issuable upon the exercise of outstanding options.

(8) Based on information contained in a Schedule 13D/A filed by Orin Hirschman on February 17, 2005. Includes 3,040,139 shares of common stock issuable upon the exercise of outstanding warrants. Mr. Hirschman is the managing member of AIGH Investment Partners, LLC (AIGH) and has sole voting and dispositive power with respect to 4,555,200 shares held by AIGH, which shares are included in Mr. Hirschman's beneficial ownership total.

(9) Based on information contained in a Schedule 13G filed by Mr. Wesinger on February 10, 2005. Includes 1,569,816 shares held in escrow pursuant to the terms of an escrow agreement (the "NES Escrow Agreement") entered into in connection with the acquisition by GraphOn of NES. For the duration of the escrow, Mr. Wesinger has the right to vote, but not to dispose of, such shares. Includes 83,333 shares of common stock issuable upon exercise of outstanding options.

(10) Based on information contained in a Schedule 13D filed by IDT Capital, Inc. on February 15, 2005. Includes 1,851,800 shares of common stock issuable upon the exercise of warrants. Howard S. Jonas exercises sole voting and dispositive power with respect to the listed shares.

(11) Based on information contained in a Schedule 13G filed by Paul Packer on February 10, 2004Includes 881,687 shares held by Mr. Paul Packer and 555,600 shares held by Globis Overseas Fund Ltd. (Globis Overseas). Includes 925,900 shares of common stock issuable upon the exercise of warrants. Mr. Packer is the Managing Member of Globis Capital Partners (Globis) and is the Managing Member of the general partner of the manager of Globis Overseas. Mr. Packer exercises sole voting and dispositive power with respect to the shares beneficially owned by Globis and Globis Overseas.

(12) Includes 2,055,000 shares of common stock issuable upon the exercise of outstanding options.

Equity Compensation Plan Information. The following table sets forth information related to all of our equity compensation plans as of December 31, 2004; it does not give effect to 1,250,000 shares of common stock issuable under options granted in 2005 to two individuals under plans approved by our board of directors during 2005:

                                         Number of Securities to be        Weighted Average
                                          Issued Upon Exercise of           Exercise Price           Number of Securities
                                       Outstanding Options, Warrants     of Outstanding Options,      Remaining Available
          Plan Category                         and Rights                Warrants and Rights         for Future Issuance
------------------------------------  --------------------------------  -------------------------  ------------------------
Equity compensation plans approved
 by security holders:
  Stock option plans                              2,965,268                     $ 0.56                      1,145,591
  Employee stock purchase plan                       (1)                           (1)                         (1)
------------------------------------  --------------------------------  -------------------------  ------------------------

Equity compensation plans not
 approved by security holders:
  Stock option plan (2)                               -                            na                         400,000

------------------------------------  --------------------------------  -------------------------  ------------------------
Total                                             2,965,268                     $ 0.56                      1,545,591
------------------------------------  --------------------------------  -------------------------  ------------------------


(1) Under terms of the employee stock purchase plan (ESPP), employees who participate in the plan are eligible to purchase shares of common stock. As of December 31, 2004, 168,056 shares had been purchased through the ESPP, at an average cost of $1.02 per share and 131,944 shares are available for future purchase.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 29, 2004, we issued and sold to certain individuals and entities in a private placement (the "2004 private placement") 5,000,000 shares of common stock and five-year warrants to acquire 2,500,000 shares of common stock at an exercise price of $0.33 per share. We derived net proceeds of approximately $931,400 from the 2004 private placement. We also issued to Griffin Securities Inc., as a placement agent fee in respect to the 2004 private placement, warrants to acquire 500,000 shares of common stock at an exercise price of $0.23 per share and warrants to acquire 250,000 shares of our common stock at an exercise price of $0.33 per share.

Orin Hirschman purchased 3,043,478 shares of common stock and warrants to acquire 1,521,739 shares of common stock in the 2004 private placement for approximately $700,000 in cash (representing in the aggregate 9.9% of our outstanding shares of common stock as of March 30, 2005). As a condition of the sale, we entered into an Investment Advisory Agreement, expiring on January 29, 2007, with Mr. Hirschman, which provides for our payment of 5% of the value of any business transaction that he introduces to us and which we accept.

On October 6, 2004, we entered into a letter of intent to acquire NES. We contemporaneously loaned $350,000 to Ralph Wesinger, NES' majority shareholder, to fund his purchase of all the NES common stock then owned by another person. We received Mr. Wesinger's 5-year promissory note, which bears interest at a rate of 3.62% per annum and which was secured by his approximately 65% equity interest in NES, to evidence this loan. Mr. Wesinger also agreed that we would receive 25% of the gross proceeds of any sale or transfer of these shares, which shall be applied in reduction of the then outstanding balance of his note. We have the option to accelerate the maturity date of this note upon the occurrence of certain events.

On December 10, 2004 we entered into an agreement with AIGH Investment Partners, LLC ("AIGH"), an affiliate of Orin Hirschman, to reimburse AIGH $665,000, as well as its legal fees and expenses, relating to its successful efforts to settle certain third party litigation against NES and certain of its affiliates.

On January 31, 2005, we completed our acquisition of NES in exchange for 9,600,000 shares of common stock, the assumption of approximately $235,000 of NES' indebtedness and the reimbursement to AIGH of $665,000 for its advance on our behalf of a like sum in December 2004 to settle certain third party litigation against NES. This reimbursement was effected (as discussed below) by a partial credit against the purchase price of our securities acquired by Mr. Hirschman in the 2005 private placement. Of such 9,600,000 shares, 4,963,158 were issued to Mr. Wesinger, an aggregate 2,439,342 shares were issued to NES' other shareholders and an aggregate 2,197,500 shares to two of NES' remaining creditors. Immediately thereafter, 3,260,391 of the shares issued to Mr. Wesinger were substituted for the NES shares that he had previously pledged to us to secure repayment of his $350,000 note. In accordance with the terms of the acquisition, Mr. Wesinger became a non-executive employee of our company upon consummation of the acquisition.

On February 2, 2005, we issued and sold to certain individuals and entities in the 2005 private placement 148,148 shares of newly authorized Series A preferred stock at a price of $27.00 per share and five-year warrants to acquire 74,070 shares of newly authorized Series B preferred stock at an exercise price of $40.00 per share. We derived net proceeds of approximately $2,000,000 from the 2005 private placement.

Orin Hirschman purchased 30,368 shares of Series A preferred stock and warrants to acquire 15,184 shares of Series B preferred stock in the 2005 private placement for an aggregate purchase price of $820,000. We repaid the $665,000 we owed AIGH by crediting Mr. Hirschman's purchase price of our securities with a like sum. The balance of the purchase price ($155,000) was paid in cash. As an inducement to his participation in the 2005 private placement, we extended the expiration date of Mr. Hirschman's Investment Advisory Agreement to January 29, 2008. Pursuant to the agreement with AIGH as described above, we also paid Mr. Hirschman's legal fees and expenses of approximately $108,000.

On March 29, 2005, our shareholders approved an amendment to our certificate of incorporation increasing our authorized but unissued common stock from 45,000,000 to 195,000,000 shares. Upon the effectiveness of the certificate of amendment to our certificate of incorporation implementing this increase, each share of Series A preferred stock will automatically convert into 100 shares of our common stock and each warrant will automatically convert into a warrant to purchase that number of shares of common stock equal to the number of shares of preferred stock subject to the warrant multiplied by 100. As a result, upon the effectiveness of the certificate of amendment, all outstanding shares of Series A Preferred Stock (148,148 shares) were converted into 14,814,800 shares of our common stock. In addition, upon the effectiveness of the certificate of amendment, all outstanding warrants to purchase shares of Series A preferred stock (14,815 shares) and Series B preferred stock (81,477 shares) were converted into five-year warrants to purchase 1,481,500 shares of our common stock at an exercise price of $0.27 per share and five-year warrants to purchase 8,147,700 shares of our common stock at an exercise price of $0.40 per share, respectively.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 9, 2005, our Audit Committee dismissed BDO Seidman, LLP as our independent auditors. Fees for professional services provided by BDO Seidman, LLP for the years ended December 31, 2004 and 2003 were as follows:

            Category                   2004         2003
            --------               ---------    ----------
            Audit fees             $  44,600    $  104,100
            Audit - related fees           -             -
            Tax fees                  15,800        17,000
            Other fees                     -             -
                                   ---------    ----------
            Totals                 $  60,400    $  121,100
                                   =========    ==========

Fees for audit services include fees associated with our annual audit, the reviews of our quarterly reports on Form 10-Q, and assistance with and review of documents filed with the Securities and Exchange Commission (the "SEC"). Audit-related fees include consultations regarding revenue recognition rules and interpretations as they related to the financial reporting of certain transactions. Tax fees included tax compliance and tax consultations. For 2004, BDO Seidman, LLP's audit fees consisted of fees associated with the reviews of our quarterly reports on Form 10-Q and assistance with and review of documents filed with the SEC. Their tax fees consisted of tax compliance and tax consultations. For 2003, their audit fees included fees associated with our 2003 annual audit, the reviews of our quarterly reports on Form 10-Q, and assistance with and review of documents filed with the SEC. Their tax fees consisted of tax compliance and tax consultations.

On February 9, 2005, our Audit Committee engaged the firm of Macias Gini & Company LLP as our independent auditor for the fiscal year ending December 31, 2004. Estimated fees, payable in 2005, for the audit of our 2004 financial statements and the preparation of our 2004 federal, state and local tax returns are $75,000 and $12,000, respectively. We had accrued these amounts as of December 31, 2004.

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





















                 (Remainder of page intentionally left blank)

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:
     (1) Financial statements filed as part of this report are listed on the "Index to Consolidated Financial Statements" at page 25 herein.
     (2) Financial Statement Schedules. The applicable financial statement schedules required under Regulation S-X have been included beginning on page 45 of this report, as follows:
            i.  Report of Independent Registered Public Accounting Firm on
                 Financial Statement Schedule: page 45
           ii.  Schedule II - Valuation and Qualifying Accounts: page 46
(b) Exhibits.

Exhibit
Number  Description of Exhibit
2.1     Agreement and Plan of Merger and Reorganization dated as of December
        3, 2004, between registrant and GraphOn NES Sub, LLC, a California limited liability company, GraphOn Via SUB III Inc., a Delaware corporation, Network Engineering Software, Inc., a California corporation and Ralph Wesinger (1)
3.1     Amended and Restated Certificate of Incorporation of Registrant (2)
3.2     Amended and Restated Bylaws of Registrant (3)
4.1     Form of certificate evidencing shares of common stock of Registrant (4)
4.2     Form of Warrant issued by Registrant on January 29, 2004 (5)
4.3     Form of Warrant issued by Registrant on February 2, 2005 (6)
4.4 Investors Rights Agreement, dated January 29, 2004, by and among Registrant and the investors named therein (5)
4.5 Investors Rights Agreement, dated February 2, 2005, by and among Registrant and the investors named therein (6)
10.1    1996 Stock Option Plan of Registrant (4)
10.2    1998 Stock Option/Stock Issuance Plan of Registrant (3)
10.3    Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)
10.4    Employee Stock Purchase Plan of Registrant (7)
10.5 Lease Agreement between Registrant and Central United Life Insurance, dated as of October 24, 2003 (5)
10.6 Financial Advisory Agreement, dated January 29, 2004, by and between Registrant and Orin Hirschman
10.7 Amendment to Financial Advisory Agreement, dated February 2, 2005, by and between Registrant and Orin Hirschman (6)
10.8 Reimbursement Agreement, dated December 10, 2004, by and between Registrant and AIGH Investment Partners LLC
10.9 Holder Agreement, dated January 31, 2005, by and between Registrant and the holders named therein (6)
10.10 Non-recourse Secured Promissory Note, dated October 6, 2004, by and between Registrant and Ralph Wesinger
10.11 Stock Pledge Agreement, dated October 6, 2004, by and between Registrant and Ralph Wesinger
10.12 Agreement, dated December 16, 2003, by and between Registrant and Griffin Securities, Inc.
16.1 Letter from BDO Seidman, LLP, dated February 10, 2005 regarding change in certifying accountant (8)
14.1    Code of Ethics (5)
23.1    Consent of BDO Seidman, LLP
23.2    Consent of Macias Gini & Company LLP
31.1    Rule 13a-14(a)/15d-14(a) Certifications
32.1    Section 1350 Certifications

(1) Incorporated by reference from Registrant's Current Report on Form 8-K, dated December 3, 2004, filed with the SEC on December 9, 2004
(2) Incorporated by reference from Registrant's Current Report on Form 8-K, dated January 28, 2005, filed with the SEC on February 3, 2005
(3)   Incorporated by reference from Registrant's Form S-4, file number
      333-76333.
(4)   Incorporated by reference from Registrant's Form S-1, file number
      333-11165.
(5) Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, dated March 30, 2003, filed with the SEC on March 30, 2003
(6) Incorporated by reference from Registrant's Current Report on Form 8-K, dated January 31, 2005, filed with the SEC on February 4, 2005
(7)   Incorporated by reference from Registrant's Form S-8, file number
      333-40174.

(8) Incorporated by reference from Registrant's Current Report on Form 8-K, dated February 9, 2005, filed with the SEC on February 14, 2005


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GRAPHON CORPORATION

      Date:  April 15, 2005                     By:   /s/ William Swain
                                                      -----------------
                                                      William Swain
                                                    Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Title

/s/ Robert Dilworth                       Chairman of the Board and
-------------------
Robert Dilworth                           Interim Chief Executive Officer
April 15, 2005                            (Principal Executive Officer)

/s/ William Swain                         Chief Financial Officer and
-----------------
Secretary
William Swain                             (Principal Financial Officer and
April 15, 2005                             Principal Accounting Officer)

/s/ August P. Klein                       Director
-------------------
August P. Klein
April 15, 2005

/s/ Michael Volker                        Director
------------------
Michael Volker
April 15, 2005

/s/ Gordon Watson                         Director
-----------------
Gordon Watson
April 15, 2005