Form 10-Q
period 2005-03-31
GRAPHON CORP/DE
filed 2005-05-23
CIK 1021435

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

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

      As of May 11, 2005, there were issued and outstanding 46,147,047 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                           GRAPHON CORPORATION

                                FORM 10-Q

                            Table of Contents


                                                                            Page
   PART I.   FINANCIAL INFORMATION                                          ----

   Item 1.   Financial Statements
             Unaudited Condensed Consolidated Balance Sheets                   2
             Unaudited Condensed Consolidated Statements
              of Operations and Comprehensive Loss                             3
             Unaudited Condensed Consolidated
              Statements of Cash Flows                                         4
             Notes to Unaudited Condensed Consolidated
              Financial Statements                                             5

   Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             10

   Item 3.   Quantitative and Qualitative Disclosures About
              Market Risk                                                     21

   Item 4.   Controls and Procedures                                          21

   PART II.  OTHER INFORMATION

   Item 2.   Unregistered Sales of Equity Securities and
              Use of Proceeds                                                 22

   Item 4.   Submission of Matters to a Vote of Security Holders              22

   Item 6.   Exhibits                                                         22

   Signatures                                                                 23

PART I--FINANCIAL INFORMATION

ITEM 1 Financial Statements


                               GRAPHON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,     December 31,
                                                         2005             2004
          ASSETS                                     ------------    ------------
       ------------                                  (Unaudited)
Current Assets:
   Cash and cash equivalents .....................   $  3,171,300    $    675,300
   Accounts receivable, net of allowance for
    doubtful accounts of $46,800 and $46,800 .....        975,900         518,900
   Prepaid expenses and other current assets .....         10,800          24,100
                                                     ------------    ------------
   Total Current Assets ..........................      4,158,000       1,218,300
                                                     ------------    ------------
Property and equipment, net ......................         73,700          75,400
Capitalized software, net ........................        225,200         273,700
Patents, net .....................................      5,231,800               -
Deferred acquisition costs .......................              -         269,700
Note receivable - related party ..................              -         350,000
Other assets .....................................          4,800          37,300
                                                     ------------    ------------
      TOTAL ASSETS ...............................   $  9,693,500    $  2,224,400
                                                     ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current Liabilities:
   Accounts payable ..............................   $    198,100    $    250,200
   Accrued expenses ..............................        285,200         231,400
   Accrued wages .................................        339,100         260,100
   Deferred revenue ..............................      1,018,300         689,800
                                                     ------------    ------------
   Total Current Liabilities .....................      1,840,700       1,431,500
                                                     ------------    ------------
Long-term Liabilities:
   Deferred revenue ..............................        492,700         426,600
                                                     ------------    ------------
      TOTAL LIABILITIES ..........................      2,333,400       1,858,100
                                                     ------------    ------------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding ....              -               -
Common stock, $0.0001 par value, 195,000,000
 shares authorized, 46,147,047 and 21,716,765
 shares issued and outstanding ...................          4,600           2,200
Additional paid in capital .......................     54,545,800      46,930,700
Deferred Compensation ............................         (8,400)              -
Notes receivable - directors .....................              -         (50,300)
Note receivable - shareholder ....................       (347,400)              -
Accumulated other comprehensive loss .............              -            (400)
Accumulated deficit ..............................    (46,834,500)    (46,515,900)
                                                     ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY .................      7,360,100         366,300
                                                     ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .   $  9,693,500    $  2,224,400
                                                     ============    ============

   See accompanying notes to condensed consolidated financial statements.

                          GRAPHON CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                     Three Months Ended
                                                          March 31,
                                                ----------------------------
                                                    2005            2004
                                                ------------    ------------
                                                (Unaudited)      (Unaudited)
Revenue:
Product licenses ............................   $    887,700    $    646,200
Service fees ................................        286,700         252,100
Other .......................................          6,000           4,600
                                                ------------    ------------
   Total Revenue ............................      1,180,400         902,900
                                                ------------    ------------
Cost of Revenue
Product costs ...............................         50,400         226,300
Service costs ...............................         70,700          83,900
                                                ------------    ------------
   Total Cost of Revenue ....................        121,100         310,200
                                                ------------    ------------
   Gross Profit .............................      1,059,300         592,700
                                                ------------    ------------
Operating Expenses:
Selling and marketing .......................        334,800         358,100
General and administrative ..................        727,100         249,700
Research and development ....................        323,700         419,600
                                                ------------    ------------
Total Operating Expenses ....................      1,385,600       1,027,400
                                                ------------    ------------
Loss From Operations ........................       (326,300)       (434,700)
                                                ------------    ------------
Other Income (Expense):
   Interest and other income ................          8,800           3,600
   Interest and other expense ...............         (1,100)              -
                                                ------------    ------------
   Total Other Income .......................          7,700           3,600
                                                ------------    ------------
Net Loss ....................................       (318,600)       (431,100)
Other Comprehensive Income (Loss), net of tax
   Foreign currency translation gain (loss) .              -             600
                                                ------------    ------------
Comprehensive Loss ..........................   $   (318,600)   $   (430,500)
                                                ============    ============
Basic and Diluted Loss per Common Share .....   $      (0.01)   $      (0.02)
                                                ============    ============
Weighted Average Common Shares Outstanding ..     28,620,913      20,036,876
                                                ============    ============


   See accompanying notes to condensed consolidated financial statements.

                               GRAPHON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                    March 31,
                                                          ---------------------------
                                                              2005           2004
                                                          -----------    -----------
                                                          (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
Net loss ..............................................   $  (318,600)   $  (431,100)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization ......................       206,800        258,800
   Amortization of deferred compensation ..............           500              -
   Proceeds from notes receivable - directors .........        50,300              -
   Proceeds from note receivable - shareholder ........         2,600              -
  Interest accrued on notes receivable - directors ....          (300)          (700)
   Interest accrued on note receivable - shareholder ..        (2,000)             -
   Proceeds from interest accrued on notes receivable -
     directors ........................................         4,300              -
Changes in operating assets and liabilities:
   Accounts receivable ................................      (457,000)       152,300
   Prepaid expenses and other assets ..................        13,300         (4,600)
   Accounts payable ...................................        55,800         72,100
   Accrued expenses ...................................        (5,700)        38,200
   Accrued wages ......................................        79,000       (178,900)
   Deferred revenue ...................................       394,600       (180,500)
                                                          -----------    -----------
Net Cash Provided By (Used In) Operating Activities ...        23,600       (274,400)
                                                          -----------    -----------
Cash Flows From Investing Activities:
Cash paid for NES acquisition .........................      (612,200)             -
Capital expenditures ..................................       (10,300)        (6,600)
                                                          -----------    -----------
   Net Cash Used In Investing Activities ..............      (622,500)        (6,600)
                                                          -----------    -----------
Cash Flows From Financing Activities:
Proceeds from private placement
 of common stock ......................................     3,335,000      1,150,000
Costs of private placement of common stock ............      (244,600)      (179,100)
Proceeds from sale of common stock under
 employee stock purchase plan .........................         4,600          3,600
                                                          -----------    -----------
   Net Cash Provided By Financing Activities ..........     3,095,000        974,500
                                                          -----------    -----------
Effect of exchange rate fluctuations on cash and
   cash equivalents ...................................          (100)           600
                                                          -----------    -----------
Net Increase in Cash and Cash Equivalents .............     2,496,000        694,100

Cash and Cash Equivalents, beginning of period ........       675,300      1,025,500
                                                          -----------    -----------
Cash and Cash Equivalents, end of period ..............   $ 3,171,300    $ 1,719,600
                                                          ===========    ===========




    See accompanying notes to condensed consolidated financial statements.

                           GRAPHON CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
1. Basis of Presentation

   The unaudited condensed consolidated financial statements of GraphOn Corporation (the Company) and its subsidiaries included herein have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows.

   The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the three-month periods ended March 31, 2005 and 2004) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the Commission) on April 15, 2005. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2005, or any future period.

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include the allowance for doubtful accounts, the estimated lives of intangible assets, depreciation of fixed assets and accrued liabilities, among others. Actual results could differ materially from those estimates.

   Significant intercompany accounts and transactions are eliminated upon consolidation.

2. NES Acquisition

   On January 31, 2005, the Company acquired all of the outstanding common stock of NES in exchange for 9,599,993 shares of the Company's common stock and approximately $897,800 in cash. The acquisition was pursuant to an acquisition agreement between the Company and NES dated December 3, 2004. A portion of the acquisition proceeds was used to repay all liabilities of NES that were not forgiven in conjunction with the acquisition.

   The acquisition was accounted for as an asset acquisition. Accordingly, the assets acquired (primarily consisting of patents and patent applications) have been recorded at their cost. There were no liabilities acquired.

   The estimated cost of the patents acquired in the acquisition was calculated as follows:

   Value of GraphOn common stock issued                           $  3,916,800
   NES liabilities settled with cash:
   Accounts payable                             $     81,200
   Note payable (shareholders) *                     665,000
   Other liabilities                                 151,600
                                                ------------
   Total NES cash settlements                        897,800

   Transaction costs                                 563,500
                                                ------------
   NES acquisition costs as of March 31, 2005                        1,461,300
                                                                  ------------
   Estimated cost of patents                                      $  5,378,100
                                                                  ============

   * Includes $88,500 of accrued interest. The cash payment for this note, which was the subject of certain shareholder litigation against NES, was made by AIGH Investment Partners, LLC ("AIGH"), an affiliate of a major shareholder (Orin Hirschman), during December 2004. The Company reimbursed AIGH via a $665,000 credit (the "$665,000 credit") against the price of securities acquired by AIGH in the 2005 private placement (see Note 3) upon the assignment by AIGH of its security interest in NES' patents.

   The estimated cost of the patent portfolio is being amortized over a 6-year period using the straight-line method. The estimated cost of the patents may change as a result of the completion of a valuation study and as all direct acquisition costs are finalized. The final adjustments to the estimated costs of the patents are not expected to be material.

   As of December 31, 2004, prior to the consummation of the acquisition, the Company had deferred approximately $269,700 of the acquisition costs. These deferred acquisition costs are included in the transaction costs, in the table above.

   On October 6, 2004, upon entering into a letter of intent to acquire NES, the Company contemporaneously loaned $350,000 to Ralph Wesinger, NES' majority shareholder, to fund his purchase of all the NES common stock then owned by another person. The Company received Mr. Wesinger's 5-year promissory note, which bears interest at a rate of 3.62% per annum and which was secured by his approximately 65% equity interest in NES, to evidence this loan. Mr. Wesinger also agreed that the Company would receive 25% of the gross proceeds of any sale or transfer of any of Mr. Wesinger's NES shares, which shall be applied in reduction of the then outstanding balance of his note, until the note is paid in full or becomes due, whichever occurs first. The Company has the option to accelerate the maturity date of this note upon the occurrence of certain events.

   Upon the completion of the Company's acquisition of NES, 3,260,391 shares of the Company's common stock replaced the 52,039 shares of NES stock collateralizing the note. The outstanding balance of this note receivable is reported in the stockholders' equity section of the Company's balance sheet as note receivable - shareholder at March 31, 2005 (see Note 5).

   The following unaudited pro forma information presents the consolidated results of the Company as if the NES acquisition had occurred at the beginning of the respective period. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such period, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the patents, amortization and income taxes.

                                         Three Months Ended March 31,
                                              2005          2004
                                         ------------   ------------
   Revenue                               $  1,180,400   $    902,900
   Net loss                                  (424,700)      (869,200)
   Loss per share - basic and diluted           (0.01)         (0.04)

3. 2005 Private Placement

   On February 2, 2005, the Company completed the 2005 private placement, which raised a total of $4,000,000 (inclusive of the $665,000 credit) through the sale of 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock.

   Under the terms of the 2005 private placement, upon the effectiveness of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 45,000,000 to 195,000,000, all shares of Series A Stock and Series B Stock would automatically convert into shares of Common Stock at a rate of 100 shares of Common Stock for each share of Preferred Stock, and all Warrants issued in the 2005 private placement would automatically become exercisable for shares of Common Stock at a rate of 100 shares of Common Stock for each share of Preferred Stock underlying such Warrants.

   At the special meeting of the Company's stockholders, held on March 29, 2005, the stockholders approved the amendment to the Company's Certificate of Incorporation to increase the authorized number of common shares from 45,000,000 to 195,000,000. Consequently, an aggregate of 148,148 shares of Series A Stock were converted into 14,814,800 shares of common stock and warrants to purchase an aggregate of 74,070 Series B Stock were converted into warrants to purchase an aggregate 7,407,000 shares of common stock. In addition, the warrants issued in the 2005 private placement pursuant to the finder's agreement, which had been entered into with the agent who arranged the Company's January 2004 private placement and was still effective at the time of the 2005 private placement, converted as follows: the warrants to purchase 14,815 shares of Series A Stock and the warrants to purchase 7,407 shares of Series B Stock converted into warrants to purchase 1,481,500 and 740,700 shares of common stock, respectively.

   The following table summarizes the common stock warrants issued upon conversion of the preferred warrants, as discussed above, all of which were outstanding as of March 31, 2005:

                       Shares subject    Exercise      Expiration
   Warrant holder        to warrant        Price          Date
   --------------       ------------   ------------   ------------
   Investors               7,407,000   $      0.40        02/10
   Agent                   1,481,500   $      0.27        02/10
   Agent                     740,700   $      0.40        02/10

4. Revenue

   Product line revenue for the three-month periods ended March 31, 2005 and 2004, was as follows:
                                                         Change in
   Product licenses       2005          2004        Dollars    Percent
   ----------------  ------------  ------------ ------------  ---------
   Windows           $    620,900  $    429,700 $    191,200     44.5%
   Unix                   266,900       216,500       50,400     23.3
                     ------------  ------------ ------------
                          887,800       646,200      241,600     37.4
                     ------------  ------------ ------------
   Service fees
   Windows                143,100       136,900        6,200      4.5
   Unix                   143,500       115,200       28,300     24.6
                     ------------  ------------ ------------
                          286,600       252,100       34,500     13.7
                     ------------  ------------ ------------
   Other (1)                6,000         4,600        1,400     30.4
                     ------------  ------------ ------------
   Total Revenue     $  1,180,400  $    902,900 $    277,500     30.7%
                     ============  ============ ============

   (1) Amortization of private labeling fees. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name. We defer these fees upon contract signing and recognize the revenue ratably over the initial term of the contract, typically, three years.

5. Stockholders' Equity

   During the first quarter of 2005, the Company issued 15,489 shares of common stock to employees under provisions of the Employee Stock Purchase Plan (the
ESPP), resulting in cash proceeds of approximately $4,600.

   During the first quarter of 2005, the Company completed the 2005 private placement (see Note 3), which, after the Company's stockholders approved the amendment to the Company's Certificate of Incorporation (see Note 3), resulted in the issuance of 14,814,800 shares of common stock.

   Also during the first quarter of 2005, the Company issued 9,599,993 shares of common stock to consummate the NES acquisition (see Note 2).

   During the first quarter of 2005, the Company reclassified note receivable - third party from the long-term assets section of its balance sheet to the equity section under the title note receivable - shareholder to reflect the replacement of the NES stock that had been collateralizing the note, as of December 31, 2004, with Company stock, upon the consummation of the acquisition of NES on January 31, 2005 (see Note 2).

   During the first quarter of 2005, the Company received an aggregate of approximately $54,600 as payment in full of the principal and accrued interest due from the notes receivable - directors.

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

                                                   Three months ended
                                                        March 31,
                                                   2005           2004
                                               ------------   ------------
   Net loss:
      As reported:                             $  (318,600)   $  (431,100)

      Add: stock-based compensation expense
      included in net loss, net of related
      tax effects                                      500               -

      Deduct: total stock-based compensation
      expense determined under fair-value
      method for all awards, net of related
      tax effects                                  (83,500)       (28,600)
                                               -----------    -----------

      Pro forma net loss                       $  (401,600)   $  (459,700)
                                               ===========    ===========

   Basic and diluted loss per share:
      As reported                              $     (0.01)   $     (0.02)
      Pro forma                                $     (0.01)   $     (0.02)

8.  Commitments and Contingencies

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

   The Company has been occupying leased facilities in Rolling Hills Estates, California, on a month-to-month basis since October 2002. Rent on this facility is approximately $1,000 per month.

   The Company has also been renting a small office in Berkshire, England, United Kingdom since December 2002. This operating lease runs through December 2005. Rent on this office, which can fluctuate depending on exchange rates, is approximately $400 per month.

   As a condition of the 2004 private placement, the Company entered into an Investment Advisory Agreement with Orin Hirschman, a significant stockholder of the Company, pursuant to which it was agreed that in the event the Company completes a transaction with a third party introduced by Mr. Hirschman, the Company shall pay to Mr. Hirschman 5% of the value of that transaction. The agreement, as amended, expires on January 29, 2008.

9.  Supplemental Disclosure of Cash Flow Information

   The Company disbursed no cash for the payment of either income taxes or interest expense during the quarter ended March 31, 2005 or the similar period in 2004.

   As of December 31, 2004, the Company had capitalized approximately $179,500 and $31,000 of deferred acquisition costs, related to the NES acquisition, that were included in accounts payable and accrued expenses, respectively. Additionally, the Company accrued approximately $32,500 of deferred financing costs, related to the 2005 private placement, as other assets, as of December 31, 2004.

   During the first quarter of 2005, the Company capitalized approximately $72,100 and $106,000 of costs related to the NES acquisition that were included in accounts payable and accrued expenses, respectively. Additionally, the Company accrued approximately $17,000 of costs related to the 2005 private placement.

10.  Loss Per Share

   Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the quarters ended March 31, 2005 and 2004, 22,437,157 and 9,582,738 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

11.  Subsequent Event

   During the first quarter of 2005, the Company deferred approximately $200,000 of Windows-based product revenue, derived from a transaction entered into with a significant distributor because not all of the Company's criteria necessary for revenue recognition had been met. During April 2005, all such criteria were satisfied. Consequently, deferred revenue - current portion was reduced and the Company recognized the revenue.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors. Such factors, including:

   o our history of operating losses, and expectation that those losses will continue;
   o the uncertainty as to whether or not we will realize the anticipated benefits of acquiring NES;
   o that a significant portion of our revenue has been and continues to be earned from a very limited number of significant customers;
   o that our stock price has been volatile and you could lose your investment; and
   o other factors set forth under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004 and in other documents we filed with the Securities and Exchange Commission, could have a material adverse effect upon our business, results of operations and financial condition.

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

   On January 31, 2005, we acquired NES, which is engaged in the development and patenting of proprietary technologies relating to the submission, storage, retrieval and security of information remotely accessed by computers, typically through computer networks or the Internet. In a contemporaneous transaction, we issued, in a private placement, (the "2005 private placement") newly authorized Series A Preferred Stock and warrants to purchase newly authorized Series B Preferred Stock. We estimate that the 2005 private placement will have raised net proceeds of approximately $2,130,000, after giving effect to:

   o   the $665,000 credit issued to AIGH in the 2005 private placement;
   o approximately $437,700 of cash to be disbursed to pay for estimated costs associated with the 2005 private placement; and
   o approximately $767,300 of cash to be disbursed to pay for estimated costs associated with the NES acquisition.

    These transactions are described in our Current Report on Form 8-K, filed with the Securities and Exchange Commission (SEC) on February 4, 2005.

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

Revenue Recognition

   Generally, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

Impairment of Intangible Assets

   We perform impairment tests on our intangible assets on an annual basis or when circumstances indicate that a potential impairment may have occurred. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of intangible assets. During 2002 we recorded significant write-downs to the value of our intangible assets as a result of the impairment tests performed. A significant consideration impacting the results of the impairment tests was the substantial delay in getting our most recently released Windows-based product upgrade, GO-Global for Windows, into marketable condition. The engineering delays we encountered resulted in a substantial decrease in our revenue in 2002, which ultimately caused us to consume almost all of our cash balances in our day-to-day operations.

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

   We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148 (hereinafter collectively referred to as SFAS 123). The fair value of these stock-based awards to employees was estimated using the Black-Scholes option-pricing model. Had compensation cost for our stock option plans and employee stock purchase plan been determined consistent with SFAS 123, our reported net loss and net loss common per share would have been changed to the amounts discussed elsewhere in this Form 10-Q.

Loss Per Share of Common Stock

   Basic loss per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the quarters ended March 31, 2005 and 2004, 22,437,157 and 9,582,738 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

Results of Operations for the Three-Month Period Ended March 31, 2005 Versus the Three-Month Period Ended March 31, 2004.

   Revenue

   Product line revenue for the three-month periods ended March 31, 2005 and 2004, was as follows:

                                                         Change in
   Product licenses       2005          2004        Dollars    Percent
   ----------------  ------------  ------------ ------------  ---------
   Windows           $    620,900  $    429,700 $    191,200     44.5%
   Unix                   266,900       216,500       50,400     23.3
                     ------------  ------------ ------------
                          887,800       646,200      241,600     37.4
                     ------------  ------------ ------------
   Service fees
   Windows                143,100       136,900        6,200      4.5
   Unix                   143,500       115,200       28,300     24.6
                     ------------  ------------ ------------
                          286,600       252,100       34,500     13.7
                     ------------  ------------ ------------
   Other (1)                6,000         4,600        1,400     30.4
                     ------------  ------------ ------------
   Total Revenue     $  1,180,400  $    902,900 $    277,500     30.7%
                     ============  ============ ============

   (1) Amortization of private labeling fees. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name. We defer these fees upon contract signing and recognize the revenue ratably over the initial term of the contract, typically, three years.

   The increase in Windows-based product revenue was reflective of how our revenue varies from quarter to quarter because a significant portion of our revenue has been, and continues to be earned from a very limited number of significant customers. Two ISVs that have been customers for a few years generated approximately $104,700 more in Windows-based product revenue in the first quarter of 2005 as compared with 2004. An ISV we started doing business with during the second quarter of 2004 generated approximately $33,900 of Windows-based product revenue during the first quarter of 2005. We recognized $12,500 more in Windows-based product revenue from our distributor in Japan in the first quarter of 2005 as compared to the same period in 2004. We also recognized approximately $72,000 in Windows-based product revenue from a sale to a new enterprise customer during the first quarter of 2005.

   Partially offsetting these amounts was an approximate $70,200 decrease in Windows-based product revenue to a large ISV who, beginning in the third quarter of 2004, is no longer bundling our product with every product of theirs that they ship. This ISV began offering our Windows-based products as an add-on extra feature to their product line during the third quarter of 2004. Windows-based product revenue from this ISV declined from approximately $146,300 in the first quarter of 2004 to approximately $76,100 in the first quarter of 2005.

   The increase in Windows-based product revenue was also partially offset by approximately $48,000 as a result of two enterprise customers who did not purchase any product during the first quarter of 2005.

   The increase in Unix-based product revenue was primarily due to an approximate $52,500 increase in orders from one of our significant ISVs during the first quarter of 2005, as compared with 2004. Other significant Unix-based product revenue increases included revenue from one other ISV, which increased by approximately $14,300, and revenue of approximately $11,000 from a new enterprise customer. Partially offsetting these increases was $0 of Unix-based product revenue from an enterprise customer during the first quarter of 2005, as compared with approximately $18,000 during the first quarter of 2004. Also offsetting these increases was an approximate $10,700 decrease in Unix-based product revenue from an enterprise customer in the first quarter of 2005 as compared with the same period in 2004.

   The remainder of the increases in the first quarter 2005 Windows-based product revenue and Unix-based product revenue, as compared with the first quarter of 2004, was due to a combination of the demand by and composition of our many smaller customers.

   A material portion of our product licenses revenue during any reporting period is typically generated from a very limited number of significant customers. Consequently, if any of these significant customers change their order level or fail to order during the reporting period, our revenue could be materially adversely impacted. We expect this trend to continue throughout 2005.

   Our customers typically purchase a maintenance contract at the time they license our product. Our Windows-based maintenance contracts are primarily for a one-year time period and generally are renewed upon expiration. Our Unix-based maintenance contracts vary in term from one to five years and generally are renewed upon expiration. Service fees associated with maintenance contracts are deferred and recognized as revenue ratably over the underlying service period of the maintenance contract.

   The increase in Unix-based service fees is due to higher levels of maintenance contract purchases from the significant Unix-based ISV referred to above, which began approximately during the third quarter of 2004 and continued into the first quarter of 2005.

   Cost of Revenue

   Cost of revenue consists primarily of the amortization of capitalized technology developed in-house and customer service costs. Shipping and packaging materials are immaterial as virtually all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United States, research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet and are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products.

   Cost of revenue decreased by $189,100, or 61.0%, to $121,100 for the first quarter of 2005, from $310,200 for the first quarter of 2004. Product costs decreased by $175,900, or 77.7%, to $50,400 for the first quarter of 2005, from $226,300 for the first quarter of 2004. Service costs decreased by $13,200, or 15.7%, to $70,700 for the first quarter of 2005, from $83,900 for the first quarter of 2004.

   The decrease in first quarter 2005 product costs, as compared with 2004 was because our purchased technology became fully amortized as of June 30, 2004. First quarter 2005 product costs primarily consisted of the amortization of capitalized software development costs. We expect these costs to remain consistent throughout 2005.

   The decrease in first quarter 2005 service costs, as compared with 2004, resulted from certain engineers spending more time in other engineering-related tasks than customer service in 2005, as compared with 2004. The amount of time our engineers spend in customer service is a function of the number of customer service inquiries received, and their complexity. Whenever the resolution of customers' inquiries permit, engineers whose first priority is customer service will assist with other engineering-related tasks.

   We expect costs of revenue to remain fairly constant over the next few reporting periods. Cost of revenue was approximately 10.2% and 34.4% of revenue for the first quarter of 2005 and 2004, respectively.

   Selling and Marketing Expenses

   Selling and marketing expenses primarily consist of employee costs, consulting services and travel and entertainment. Selling and marketing expenses for the first quarter of 2005 decreased by $23,300, or 6.5%, to $334,800 from $358,100 for the first quarter of 2004.

   Expense categories that were primary contributors to the net decrease in first quarter 2005 as compared with 2004 are summarized as follows:

                                            Increase
                                           (Decrease)
            Expense                         From 2004
            -------                         ---------
            Employees costs                 $  46,100
            Consulting services               (58,300)
            Travel & entertainment             (9,200)
            Other items                        (1,900)
                                            ---------
                                            $ (23,300)

   The increase in employee costs resulted primarily from increased commissions and performance bonuses attributable to first quarter 2005 sales. These increases were partially offset by lower wages and benefits expense attributable to having one less sales person in the first quarter of 2005 as compared with 2004.

    The decrease in consulting services was due to a reduction in the general selling and marketing activities that had been being outsourced. We began deferring certain planned selling and marketing activities towards the end of the fourth quarter of 2004 and continued doing so into the first quarter of 2005 as we needed to conserve our cash on hand until we consummated both the NES acquisition and the 2005 private placement.

   Similar to the decrease in consulting services, the decrease in travel and entertainment expense primarily resulted from curtailing expenditures in order to conserve our cash on hand, pending the consummation of the NES acquisition and the 2005 private placement. Also contributing to the 2005 decrease in travel and entertainment expense was having one less salesperson in 2005, as compared with 2004.

   We anticipate that selling and marketing expenses for 2005 will approximate 2004 levels. Selling and marketing expenses were 28.4% and 39.7% of revenue for the first quarter of 2005 and 2004, respectively.

   General and Administrative Expenses

   General and administrative expenses primarily consist of employee costs, legal, professional and other outside services, amortization and depreciation, travel and entertainment, certain costs associated with being a publicly held corporation, and bad debts expense. General and administrative expenses for the first quarter of 2005 increased by $477,400, or 191.2%, to $727,100 from $249,700 for the first quarter of 2004.

   Expense categories that were primary contributors to the net increase in first quarter 2005 as compared with 2004 are summarized as follows:

                                            Increase
                                           (Decrease)
            Expense                         From 2004
            -------                         ---------
            Employee costs                  $  99,300
            Professional services             219,000
            Depreciation and amortization     142,800
            Travel & entertainment             10,600
            Other items                         5,700
                                            ---------
                                            $ 477,400

   The increase in employee costs in the first quarter of 2005, as compared with 2004, was primarily due to hiring two additional employees during the first quarter of 2005. These employees have been tasked with developing internal and external revenue opportunities for the patents and patent applications we acquired in conjunction with the NES acquisition. Additionally, these employees are also responsible for developing additional patent applications.

   The primary reason for the increase in professional services was legal fees related to the administration of the patent portfolio, which we began incurring upon the consummation of the NES acquisition in January 2005, as well as legal fees pertaining to general corporate operations.

   The increase in depreciation and amortization was primarily due to the commencement of amortization of the patents acquired from NES in January 2005. Partially offsetting this amortization was a decrease in fixed asset depreciation related to property and equipment. We expect depreciation and amortization to be significantly higher for the remainder of 2005 due to the amortization of the patents.

   Travel and entertainment expense was higher primarily due to activities related to the NES acquisition, the exploitation of the patents acquired therein and the 2005 private placement.

   We anticipate that aggregate general and administrative expenses for 2005 will be substantially higher than 2004, primarily due to the amortization of the patents and the costs associated with developing them. General and administrative expenses were approximately 61.6% and 27.7% of revenues for the first quarter of 2005 and 2004, respectively.

   Research and Development Expenses

   Research and development expenses consist primarily of employee costs, payments to contract programmers, rent, depreciation and computer related supplies. Research and development expenses for the first quarter of 2005 decreased by $95,900, or 22.9%, to $323,700 from $419,600 for the first quarter of 2004.

   Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during either the first quarter of 2005 or 2004.

   Expense categories that were primary contributors to the net decrease in first quarter 2005 as compared with 2004 are summarized as follows:

                                            Increase
                                           (Decrease)
            Expense                         From 2004
            -------                         ---------
            Employee costs                  $ (40,200)
            Contract programmers              (29,100)
            Depreciation                      (18,800)
            Supplies                           (3,400)
            Other items                        (4,400)
                                            ---------
                                            $ (95,900)

   The decrease in employee costs for the first quarter of 2005 from 2004 levels was primarily due to having two fewer engineers during the first quarter of 2005 as compared with 2004.

   The decrease in contract programmers for the first quarter of 2005, as compared with 2004, was due to the non-renewal of certain contracts upon their expiration. Once certain elements of the work being performed for us was completed, the underlying programmers contracts were not renewed as their services were not immediately required. We believe that we will be able to enter into new contracts with these engineers, or ones with similar talents, without difficulty in the future, should we need their services again.

   Depreciation expense was lower in the first quarter of 2005, as compared with 2004, because during 2003 and 2004, we purchased virtually no new capitalizable assets in support of our research and development efforts. Since the beginning of 2003, various assets have become fully depreciated more quickly than we have replaced them and hence, depreciation expense has steadily declined. We expect to make more fixed asset purchases in 2005 than we did in 2004, however, we do not expect to replace all the assets that have, or will, become fully depreciated. Consequently, we expect depreciation expense for 2005 to remain lower than 2004 levels.

   We spent less on supplies during the first quarter of 2005, as compared with 2004, as we were trying to conserve our cash, pending the consummation of the NES acquisition and the 2005 private placement.

   We anticipate that research and development expenses for 2005, inclusive of capitalized software development costs, will be lower than those incurred during 2004, primarily due to the lower number of engineers and lower depreciation, as outlined above. Research and development expenses were approximately 27.4% and 46.5% of revenues for the first quarter of 2005 and 2004, respectively.

   Interest and other income

   Interest and other income consists primarily of interest income on excess cash. Our excess cash is held in interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

   Interest and other income for the first quarter of 2005 increased by $5,200, or 144.4%, to $8,800 from $3,600 for the first quarter of 2004. The increase was primarily due to higher average cash balances and rates of interest being earned on those balances throughout the first quarter of 2005 as compared with 2004. The increase in the average cash balances in the first quarter of 2005, as compared with 2004, was primarily due to the net proceeds of the 2005 private placement, approximately $3,090,400, as compared with the net proceeds of the 2004 private placement, approximately $970,900.

   We anticipate that interest income for the remainder of 2005 will be higher than comparable periods from 2004 as we expect that we will continue to have higher average cash balances for the remainder of the year, as compared with the prior year.

   Net Loss

   As a result of the foregoing items, net loss for the first quarter of 2005 was $318,600 a decrease of $112,500, or 26.1%, from a net loss of $431,100 for the first quarter of 2004. As a result of our continued operating loss we intend to continue to pursue revenue growth opportunities through all available means.

Liquidity and Capital Resources

   We continue to manage our operations to bring our cash expenditures in line with our revenues in order conserve our cash on hand. We are simultaneously looking at ways to improve or maintain our revenue stream. Additionally, we continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity. We believe that improving or maintaining our current revenue stream, coupled with our cash on hand, including the cash raised in the 2005 private placement will sufficiently support our operations during 2005.

   On January 31, 2005, we acquired NES for 9,599,993 shares of common stock, the assumption of approximately $232,800 of NES' indebtedness and the reimbursement to AIGH Investment Partners, LLC ("AIGH"), an affiliate of a principal stockholder (Orin Hirschman), of $665,000 for its advance on our behalf of a like sum in December 2004 to settle certain third party litigation against NES. We reimbursed the advance through a partial credit against the price of our securities acquired by AIGH in the 2005 private placement.

   The 2005 private placement, which was consummated on February 2, 2005, raised a total of $4,000,000, inclusive of the $665,000 credit issued to AIGH. As of March 31, 2005 we had consumed approximately $244,600 and $671,400 of the cash raised paying for expenses related to the 2005 private placement and the NES acquisition, respectively. We estimate that we will disburse an additional $121,100 and $167,900 of cash paying for expenses related to the 2005 private placement and the NES acquisition, respectively, however, there can be no guarantees that these amounts will be final.

   We anticipate incurring further costs associated with the development of the patents and patent applications acquired from NES for the next several reporting periods. We expect to fund these development costs through working capital.

   Until the revenues we derive from either the sale of software products or the licensing of patents are sufficient enough to generate positive cash flows from operations, we will continue to experience operating losses. Although we believe that we will be able to attain sufficient sales levels to meet our operational needs, there can be no certainty that we will be able to do so. Should the cash flows generated from sales and working capital be insufficient to satisfy short term operating needs, or should we be unsuccessful in securing alternative sources of financing, we may have to significantly curtail the current nature of our operations.

   As of March 31, 2005, cash and cash equivalents totaled $3,171,300, an increase of $2,496,000, or 369.6%, from $675,300 as of December 31, 2004. The increase in cash and cash equivalents was primarily attributable to the $3,090,400 net cash infusion from the 2005 private placement, which comprises the majority of the cash provided by our financing activities for the first quarter of 2005. The balance of the cash provided by our financing activities was derived by stock sales to our employees under the provisions of our employee stock purchase plan.

   Our net loss for the first quarter of 2005 was $318,600. Included in the net loss were non-cash charges, comprised of depreciation and amortization, which aggregated approximately $207,200.

Accounts Receivable

   The increase in accounts receivable was primarily due to the timing of sales transactions, as many transactions were closed towards the end of the first quarter.

Deferred Revenue

   The increase in total deferred revenue, aggregate short and long-term, generated $394,600 of cash flow during the first quarter of 2005. This amount includes approximately $200,000 of Windows-based product revenue, which we derived from a transaction entered into with a significant distributor. This transaction did not meet all of the criteria for revenue recognition at the end of the first quarter of 2005; consequently, the revenue was deferred. All revenue recognition criteria were met for this transaction during April 2005; accordingly, we recognized the revenue during the second quarter of 2005.

Accounts Payable

   Accounts payable as of March 31, 2005 decreased by $52,100, or 20.8%, to $198,100 from $250,200 as of December 31, 2004. Accounts payable are comprised of our various operating expenses and decreased due to the timing of the payment of various invoices.

Accrued Expenses

   Accrued expenses as of March 31, 2005 increased by $53,800, or 23.2%, to $285,200 from $231,400 as of December 31, 2004. Accrued expenses are charges for services rendered for which an invoice has not yet been received such as consulting fees, legal and accounting fees, and utilities. During the first quarter of 2005 we increased accrued legal fees pertaining to the administration of the acquired patents and public company reporting requirements oversight by approximately $92,400 over December 31, 2004 levels. Additionally, we accrued approximately $106,000 of estimated capitalizable costs to be incurred in future periods related to the NES acquisition. Partially offsetting these increases were items that were accrued as of December 31, 2004 that were paid out during the first quarter of 2005, thereby decreasing accrued expenses, including approximately $72,500 of accounting fees and $79,400 of legal fees.

Accrued Wages

   Accrued wages as of March 31, 2005 increased by $79,000, or 30.4%, to $339,100 from $260,100 as of December 31, 2004. The increase was primarily due to increased commissions and bonuses, based on first quarter 2005 sales, as well as an increase in the costs of employee benefits.

Deferred Compensation

   We deferred, and amortized, compensation totaling approximately $8,900 and $500, respectively, related to stock options granted to our interim Chief Executive Officer, Robert Dilworth, during January 2005. We are amortizing this amount monthly on the straight-line method, to compensation expense over a three-year period ending in January 2008.

Notes Receivable - Directors

   During the first quarter of 2005, we received payment in full of our notes receivable - directors, generating operating cash of $50,300. Also during the first quarter of 2005, we received a $2,600 principal repayment of the note receivable - shareholder.

Working Capital

   As of March 31, 2005, we had current assets of $4,158,000 and current liabilities of $1,840,700, which netted to working capital of $2,317,300. Included in current liabilities was the current portion of deferred revenue of $1,018,300.

   We have been successful in significantly reducing operating costs through a series of strategic restructurings and work force reductions that began in September of 2001. Based on our current operating revenues and reduced operating cost structure, and the cash raised in the 2005 private placement, we believe that we will be able to support our operational needs with currently available resources for at least the next twelve months. However, due to inherent uncertainties associated with predicting future operations, there can be no assurances that these resources will be sufficient to fund our anticipated expenses during the next twelve months.

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

ITEM 4. Controls and Procedures

   Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

   There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

   During the first quarter of 2005, we granted the following stock options:

   o stock options to purchase an aggregate 1,806,000 shares of common stock, at exercise prices ranging from $0.43 to $0.59 per share, were granted to our non-executive employees;
   o stock options to purchase an aggregate 200,000 shares of common stock, at an exercise price of $0.43 per share, were granted to our executive officers; and
   o stock options to purchase an aggregate 640,000 shares of common stock, at an exercise price of $0.43 per share, were granted to our directors.

   The grant of such stock options to the above-listed persons was not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

ITEM 4. Submission of Matters to a Vote of Security Holders

   At a special meeting of stockholders held on March 29, 2005, the stockholders voted to approve an amendment to our Certificate of Incorporation to increase the authorized number of common shares from 45,000,000 to 195,000,000 shares. The votes were as follows:

                  For                      134,848,669
                  Against                    1,207,677
                  Broker non-votes             965,055
                  Abstain                       16,590

ITEM 6. Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications














                  (Remainder of page intentionally left blank)

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GraphOn Corporation
                                                   (Registrant)

                                          Date:      May 23, 2005
                                          By:    /s/ Robert Dilworth
                                                 ----------------------------
                                                   Robert Dilworth,
                                         Chief Executive Officer (Interim) and
                                                 Chairman of the Board
                                             (Principal Executive Officer)


                                          Date:      May 23, 2005
                                          By:    /s/ William Swain
                                                 ----------------------------
                                                    William Swain,
                                                Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)