Form 10-Q
period 2005-06-30
GRAPHON CORP/DE
filed 2005-08-22
CIK 1021435

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

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

      As of August 4, 2005, there were issued and outstanding 46,147,047 shares of the Registrant's Common Stock, par value $0.0001.

================================================================================

                               GRAPHON CORPORATION

                                    FORM 10-Q

                                Table of Contents


                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets as of June 30, 2005
         (unaudited) and December 31, 2005                                     2
        Unaudited Condensed Consolidated Statements of Operations and
         Comprehensive Income (Loss) for the three months ended
         June 30, 2005 and 2004 and for the six months ended June 30, 2005
         and 2004                                                              3
        Unaudited Condensed Consolidated Statements of Cash Flows              4
        Notes to Unaudited Condensed Consolidated Financial Statements         5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                10

Item 3. Quantitative and Qualitative Disclosures About Market Risk            23

Item 4. Controls and Procedures                                               24

PART II.OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           24

Item 6. Exhibits                                                              24

Signatures                                                                    25

PART I--FINANCIAL INFORMATION

ITEM 1 Financial Statements

                               GRAPHON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,     December 31,
                                                          2005           2004
      ASSETS                                         ------------    ------------
   ------------                                       (Unaudited)
Current Assets:
  Cash and cash equivalents ......................   $  3,133,200    $    675,300
  Accounts receivable, net of allowance for
   doubtful accounts of $62,000 and $46,800 ......        732,400         518,900
  Prepaid expenses and other current assets ......         13,300          24,100
                                                     ------------    ------------
  Total Current Assets ...........................      3,878,900       1,218,300
                                                     ------------    ------------

Property and equipment, net ......................         70,300          75,400
Capitalized software, net ........................        176,900         273,700
Patents, net .....................................      5,007,600               -
Deferred acquisition costs .......................              -         269,700
Note receivable - related party ..................              -         350,000
Other assets .....................................         13,600          37,300
                                                     ------------    ------------
    TOTAL ASSETS .................................   $  9,147,300    $  2,224,400
                                                     ============    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
  -----------------------------------------
Current Liabilities:
  Accounts payable ...............................   $     90,400    $    250,200
  Accrued expenses ...............................        245,500         231,400
  Accrued wages ..................................        380,900         260,100
  Deferred revenue ...............................        813,900         689,800
                                                     ------------    ------------
  Total Current Liabilities ......................      1,530,700       1,431,500
                                                     ------------    ------------
Long-term Liabilities:
  Deferred revenue ...............................        542,200         426,600
                                                     ------------    ------------
    TOTAL LIABILITIES ............................      2,072,900       1,858,100
                                                     ------------    ------------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding ....              -               -
Common stock, $0.0001 par value, 195,000,000
 shares authorized, 46,147,047 and 21,716,765
 shares issued and outstanding ...................          4,600           2,200
Additional paid in capital .......................     54,526,400      46,930,700
Deferred Compensation ............................         (7,400)              -
Notes receivable - directors .....................              -         (50,300)
Note receivable - shareholder ....................       (347,400)              -
Accumulated other comprehensive loss .............              -            (400)
Accumulated deficit ..............................    (47,101,800)    (46,515,900)
                                                     ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY ...................      7,074,400         366,300
                                                     ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $  9,147,300    $  2,224,400
                                                     ============    ============


       See accompanying notes to condensed consolidated financial statements.


                                 GRAPHON CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                Three Months Ended June 30,       Six Months Ended June 30,
                                                ----------------------------    ----------------------------
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
                                                 (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenue:
Product licenses .........................      $    949,500    $    430,800    $  1,837,200    $  1,077,000
Service fees .............................           314,700         241,900         601,400         494,000
Other ....................................            11,600           4,700          17,600           9,300
                                                ------------    ------------    ------------    ------------
  Total Revenue ..........................         1,275,800         677,400       2,456,200       1,580,300
                                                ------------    ------------    ------------    ------------
Cost of Revenue:
Product costs ............................            53,400         230,800         103,800         457,100
Service costs ............................            77,200          73,800         147,900         157,700
                                                ------------    ------------    ------------    ------------
  Total Cost of Revenue ..................           130,600         304,600         251,700         614,800
                                                ------------    ------------    ------------    ------------
  Gross Profit ...........................         1,145,200         372,800       2,204,500         965,500
                                                ------------    ------------    ------------    ------------
Operating Expenses:
Selling and marketing ....................           342,100         404,700         676,900         762,800
General and administrative ...............           768,000         263,000       1,495,100         512,700
Research and development .................           313,000         440,000         636,700         859,600
                                                ------------    ------------    ------------    ------------
Total Operating Expenses .................         1,423,100       1,107,700       2,808,700       2,135,100
                                                ------------    ------------    ------------    ------------
Loss From Operations .....................          (277,900)       (734,900)       (604,200)     (1,169,600)
                                                ------------    ------------    ------------    ------------
Other Income (Expense):
  Interest and other income ..............            11,000           2,900          19,800           6,500
  Interest and other expense .............              (400)              -          (1,500)              -
                                                ------------    ------------    ------------    ------------
  Total Other Income (Expense) ...........            10,600           2,900          18,300           6,500
                                                ------------    ------------    ------------    ------------
Net Loss .................................      $   (267,300)   $   (732,000)   $   (585,900)   $ (1,163,100)
Other Comprehensive Income (Loss), net of tax
  Foreign currency translation gain (loss)                 -            (100)              -             500
                                                ------------    ------------    ------------    ------------
Comprehensive Loss .......................      $   (267,300)   $   (732,100)   $   (585,900)   $ (1,162,600)
                                                ============    ============    ============    ============
Basic and Diluted Loss per Common Share ..      $      (0.01)   $      (0.03)   $      (0.02)   $      (0.06)
                                                ============    ============    ============    ============
Weighted Average Common Shares Outstanding        46,147,047      21,647,086      37,432,395      20,869,550
                                                ============    ============    ============    ============



       See accompanying notes to condensed consolidated financial statements.

                               GRAPHON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended June 30,
                                                         --------------------------
                                                             2005           2004
                                                         -----------    -----------
                                                          (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
Net loss .............................................   $  (585,900)   $(1,163,100)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation and amortization ......................       491,500        517,400
  Amortization of deferred compensation ..............         1,500              -
  Provision for doubtful accounts ....................        15,200              -
  Interest accrued on notes receivable - directors ...          (300)          (700)
  Interest accrued on note receivable - shareholder ..        (6,400)             -
  Proceeds from interest accrued on notes receivable -
    directors ........................................         4,300              -
  Proceeds from accrued interest on note receivable -
    Shareholder ......................................         1,200              -
Changes in operating assets and liabilities:
  Accounts receivable ................................      (228,700)      (195,200)
  Prepaid expenses and other assets ..................        10,800         (1,000)
  Accounts payable ...................................         8,700         56,900
  Accrued expenses ...................................         4,300        (36,900)
  Accrued wages ......................................       120,800        (20,000)
  Deferred revenue ...................................       239,700        145,800
                                                         -----------    -----------
Net Cash Provided By (Used In) Operating Activities ..        76,700       (696,800)
                                                         -----------    -----------
Cash Flows From Investing Activities:
Cash paid for NES acquisition ........................      (674,800)             -
Capital expenditures .................................       (19,200)       (18,600)
Other assets .........................................             -          1,100
                                                         -----------    -----------
  Net Cash Used In Investing Activities ..............      (694,000)       (17,500)
                                                         -----------    -----------
Cash Flows From Financing Activities:
Proceeds from private placement
 of common stock .....................................     3,335,000      1,150,000
Costs of private placement of common stock ...........      (315,900)      (213,400)
Proceeds from notes receivable - directors ...........        50,300              -
Proceeds from note receivable - shareholder ..........         2,600              -
Proceeds from sale of common stock under
 employee stock purchase plan ........................         4,600          3,600
Proceeds from exercise of warrants ...................             -          6,900
                                                         -----------    -----------
  Net Cash Provided By Financing Activities ..........     3,076,600        947,100
                                                         -----------    -----------
Effect of exchange rate fluctuations on cash and
  cash equivalents ...................................        (1,400)           500
                                                         -----------    -----------
Net Increase in Cash and Cash Equivalents ............     2,457,900        233,300
Cash and Cash Equivalents, beginning of period .......       675,300      1,025,500
                                                         -----------    -----------
Cash and Cash Equivalents, end of period .............   $ 3,133,200    $ 1,258,800
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

   The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the three and six-month periods ended June 30, 2005 and 2004) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the Commission) on April 15, 2005. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2005, or any future period.

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

2. Patents (Network Engineering Software Acquisition).

   On January 31, 2005, the Company acquired all of the outstanding common stock of Network Engineering Software ("NES") in exchange for 9,599,993 shares of the Company's common stock, valued at $3,916,800, and approximately $897,800 in cash payments to settle various claims against NES prior to the acquisition.

   Approximately $665,000 of the $897,800 cash payments was made in December 2004 by AIGH Investment Partners, LLC ("AIGH"), an affiliate of a principal stockholder (Orin Hirschman), to settle, on the Company's behalf, certain third party litigation against NES. The Company reimbursed this amount through a partial credit against the price of our securities acquired by AIGH in the 2005 private placement (See Note 3).

   The Company incurred $563,500 of transaction costs, resulting in a purchase price of $5,378,100. The acquisition was accounted for as a business combination. Accordingly, the assets acquired (primarily consisting of patents, patent applications, and in-process patent applications) have been recorded at their estimated fair value.

   In connection with the acquisition, the Company recorded a deferred tax liability of $2,151,200, resulting from a difference between the tax basis and financial statement basis of the assets acquired. Furthermore, the Company has recorded a corresponding $2,151,200 reduction in its valuation allowance on its deferred tax assets as of March 31, 2005 to reflect management's estimate that it is more likely than not that the Company will realize the tax benefits from utilization of certain of its tax net operating loss carryforwards from future reversals of the taxable temporary differences arising from the NES acquisition. These amounts have been netted together on the Company's condensed balance sheet.

   The estimated cost of the patent related assets is being amortized over a 6-year period using the straight-line method. For the three and six-month periods ended June 30, 2005, approximately $224,200 and $370,500 of amortization was charged against the cost of the patent related assets. No such amortization was charged in the corresponding periods of the prior year. The estimated cost of these assets and their estimated useful lives may change as a result of the completion of a valuation study and as all direct acquisition costs are finalized. The final adjustments to the estimated costs of these assets are not expected to be material.

   As of December 31, 2004, prior to the consummation of the acquisition, the Company had deferred approximately $269,700 of the acquisition costs. These deferred acquisition costs are included in the transaction costs above.

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

                                         Six Months Ended June 30,
                                             2005          2004
                                         -------------------------
   Revenue                               $2,456,200     $1,580,300
   Net loss                                (692,000)    (1,998,500)
   Loss per share - basic and diluted         (0.02)         (0.10)

3. Stockholders' Equity

   During the first quarter of 2005, the Company issued 15,489 shares of common stock to employees under provisions of the Employee Stock Purchase Plan (the
ESPP), resulting in cash proceeds of approximately $4,600.

   During the first quarter of 2005, the Company completed a private placement (the "2005 private placement"), which, after the Company's stockholders approved an amendment to the Company's Certificate of Incorporation, resulted in the issuance of 14,814,800 shares of common stock and gross cash proceeds of approximately $3,335,000, net of the $665,000 credit issued to AIGH (See Note
2).

   Also during the first quarter of 2005, the Company issued 9,599,993 shares of common stock, with a value of $3,916,800, to consummate its acquisition of NES (See Note 2).

   During the first quarter of 2005, the Company reclassified note receivable - third party from the long-term assets section of its balance sheet to the equity section under the title note receivable - shareholder to reflect the replacement of the NES stock that had been collateralizing the note, as of December 31,

2004, with Company stock, upon the consummation of the acquisition of NES (See
Note 2) on January 31, 2005.

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

                                                Three months ended June 30,
                                                   2005             2004
   Net loss:                                   ----------       ----------
      As reported:                             $ (267,300)      $ (732,000)

      Add: stock-based compensation expense
      included in net loss, net of related
      tax effects                                   1,000                -

      Deduct: total stock-based compensation
      expense determined under fair-value
      method for all awards, net of related
      tax effects                                (110,800)         (44,400)
                                               ----------       ----------
      Pro forma net loss                       $ (377,100)      $ (776,400)
                                               ==========       ==========
   Basic and diluted loss per share:
      As reported                              $    (0.01)      $    (0.03)
      Pro forma                                $    (0.01)      $    (0.04)

                                                Six months ended June 30,
                                                   2005             2004
   Net loss:                                   ----------       -----------
      As reported:                             $ (585,900)      $(1,163,100)

      Add: stock-based compensation expense
      included in net loss, net of related
      tax effects                                   1,500                 -

      Deduct: total stock-based compensation
      expense determined under fair-value
      method for all awards, net of related
      tax effects                                (194,300)          (73,000)
                                               ----------       -----------
      Pro forma net loss                       $ (778,700)      $(1,236,100)
                                               ==========       ===========
   Basic and diluted loss per share:
      As reported                              $    (0.02)      $     (0.06)
      Pro forma                                $    (0.02)      $     (0.06)

6.  Commitments and Contingencies

   In October 2004, the Company renewed its operating lease for an approximate 3,300 square foot facility in New Hampshire. This lease is cancelable by the landlord or the Company upon 30-days written notice. Monthly rental payments for this facility are approximately $5,300.

   The Company currently occupies approximately 1,000 square feet of office space in Santa Cruz, California. The office space is rented pursuant to a one-year operating lease, which became effective August 1, 2004. The lease was extended for the month of August 2005 as the new office space, discussed below, was not ready for occupancy on August 1, 2005. Rent on thhis facility for the month of August 2005 is approximately $1,400.

   The Company has signed a three-year operating lease for approximately 1,900 square feet of office space in Santa Cruz, California that it will begin occupying during August 2005, prior to the expiration of its current office lease. Rent on this new facility will approximate $2,900 per month over the course of the lease. The Company has an option to extend the lease term for one additional three-year period.

   The Company has been occupying leased facilities in Rolling Hills Estates, California, on a month-to-month basis since October 2002. Rent on this facility is approximately $1,000 per month.

   The Company has also been renting an office in Berkshire, England, United Kingdom since December 2002. This operating lease runs through December 2005. Rent on this office, which can fluctuate depending on exchange rates, is approximately $400 per month.

   As a condition of a private placement that occurred during January 2004 (the "2004 private placement"), the Company entered into an Investment Advisory Agreement with Orin Hirschman, a significant stockholder of the Company, pursuant to which it was agreed that in the event the Company completes a transaction with a third party introduced by Mr. Hirschman, the Company shall pay to Mr. Hirschman 5% of the value of that transaction. The agreement, as amended, expires on January 29, 2008.

7.  Supplemental Disclosure of Cash Flow Information

   The Company disbursed no cash for the payment of either income taxes or interest expense during either the three or six-month period ended June 30, 2005 or either of the similar periods in 2004.

   In conjunction with its acquisition of NES (See Note 2), the Company issued 9,599,993 shares of its common stock, with a value of $3,916,800.

   As of December 31, 2004, the Company had capitalized approximately $179,500 and $31,000 of deferred acquisition costs, related to the NES acquisition, that were included in accounts payable and accrued expenses, respectively.

Additionally, the Company accrued approximately $32,500 of deferred financing costs, related to the 2005 private placement, as other assets, as of December 31, 2004.

   During the second quarter of 2005, the Company capitalized approximately $6,100 and $63,100 of costs related to the NES acquisition that were included in accounts payable and accrued expenses, respectively. Additionally, the Company accrued approximately $10,200 of costs related to the 2005 private placement. Also, approximately $4,900 of costs related to the 2005 private placement was included in accounts payable.

8.  Loss Per Share

   Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the quarters ended June 30, 2005 and 2004, 22,457,157 and 9,450,762 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

9.  New Accounting Pronouncements

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


   Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. On April 14, 2005, the SEC announced a deferral of the effective date of Statement 123(R) for calendar year companies until the beginning of 2006. The Company expects to adopt Statement 123(R) on January 1, 2006.

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

   On January 31, 2005, we acquired NES, which is engaged in the development and patenting of proprietary technologies relating to the submission, storage, retrieval and security of information remotely accessed by computers, typically through computer networks or the Internet. In a contemporaneous transaction, we issued, in the 2005 private placement newly authorized Series A Preferred Stock and warrants to purchase newly authorized Series B Preferred Stock.

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

   Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance or customer training. The determination of fair value is based on objective evidence. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

   Certain of our Independent Software Vendors ("ISVs"), Value-Added Resellers ("VARs") or Application Service Provider ("ASPs") customers (who we refer to as "resellers") prepay for licenses they intend to resell. Upon receipt of the prepayment, if all other revenue recognition criteria outlined above have been met, we recognize licensing revenue when the reseller is given access to the licensed programs. The resellers provide monthly sell-through reports that detail, for the respective month, the number of licenses purchased from us, the number they have sold to other parties, the ending balance of licenses they hold as inventory available for future sale and in some cases certain information pertaining to their customers such as customer name, licenses purchased, purchase date and contact information. We monitor and reconcile the resellers' inventory records to our records via the monthly sell-through reports.

   Other resellers will only purchase licenses from us when they have already closed a deal to sell the product(s) to another party. These resellers will typically submit a purchase order in order to receive product that they can deliver to their customer. In these cases, assuming all other revenue recognition criteria, as set forth above, have been satisfied, we recognize licensing revenue when the reseller has been given access to the licensed programs. There are no rights of return granted to resellers or other purchasers of our software programs.

   We recognize revenue from service contracts ratably over the related contract period, which generally ranges from 1-5 years.

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

Patents

   The estimated cost of the patents and patent-related assets acquired in the NES acquisition is being amortized over a 6-year period using the straight-line method. The estimated cost of these assets and their estimated useful lives may change as a result of the completion of a valuation study and as all direct acquisition costs are finalized. The final adjustments to the estimated costs of these assets are not expected to be material.

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

Loss Per Share of Common Stock

   Basic loss per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the quarters ended June 30, 2005 and 2004, 22,457,157 and 9,450,762 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2005 Versus the Three and Six-Month Periods Ended June 30, 2004.

   Revenue

   Product line revenue for the three-month periods ended June 30, 2005 and 2004, was as follows:

                                                          Change in
   Product licenses         2005         2004       Dollars      Percent
   ----------------     -----------   ----------   ----------   ---------
   Windows              $   520,300   $  179,200   $  341,100      190.3%
   Unix                     429,200      251,600      177,600       70.6
                        -----------   ----------   ----------
                            949,500      430,800      518,700      120.4
                        -----------   ----------   ----------
   Service fees
   Windows                  161,200      116,300       44,900       38.6
   Unix                     153,500      125,600       27,900       22.2
                        -----------   ----------   ----------
                            314,700      241,900       72,800       30.1
                        -----------   ----------   ----------
   Other (1)                 11,600        4,700        6,900      146.8
                        -----------   ----------   ----------
   Total Revenue        $ 1,275,800   $  677,400   $  598,400       88.3%
                        ===========   ==========   ==========

   (1) Amortization of private labeling and other fees. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name. We defer these fees upon contract signing and recognize the revenue ratably over the initial term of the contract, typically, three years.

   Product line revenue for the six-month periods ended June 30, 2005 and 2004, was as follows:

                                                          Change in
   Product licenses         2005         2004       Dollars      Percent
   ----------------     -----------   ----------   ----------   ---------
   Windows              $ 1,141,100   $  608,900   $  532,200       87.4%
   Unix                     696,100      468,100      228,000       48.7
                        -----------   ----------   ----------
                          1,837,200    1,077,000      760,200       70.6
                        -----------   ----------   ----------
   Service fees
   Windows                  304,300      253,200       51,100       20.2
   Unix                     297,100      240,800       56,300       23.4
                        -----------   ----------   ----------
                            601,400      494,000      107,400       21.7
                        -----------   ----------   ----------
   Other (1)                 17,600        9,300        8,300       89.2
                        -----------   ----------   ----------
   Total Revenue        $ 2,456,200   $1,580,300   $  875,900       55.4%
                        ===========   ==========   ==========

   (1) Amortization of private labeling and other fees.

   The increases in both Windows and Unix-based product licenses revenue for the three and six-month periods ended June 30, 2005, as compared with the same periods in 2004 were reflective of how such revenue varies because a significant portion of this revenue has been, and continues to be earned from a very limited number of significant customers. Consequently, if any of these significant customers change their order level or fail to order during the reporting period, our revenue could be materially adversely impacted. We expect this situation to continue throughout 2005.

   During the second quarter of 2005, we recognized approximately $200,000 of Windows-based product revenue from our distributor in Japan as compared with $0 during the same period of 2004. Additionally, we recognized approximately $97,000 and $89,700 more revenue from two of our OEM's, respectively, during the second quarter of 2005 as compared with the same period in 2004.

   Partially offsetting these amounts were decreases of approximately $54,600, $37,800 and $31,300 in Windows-based product revenue from three resellers who generated revenues for us during the second quarter of 2004 but generated no such revenues for us during the second quarter of 2005.

   The increase in Unix-based product revenue was primarily due to one Unix reseller who had not generated Unix-based product revenue for us since December 2003. During the second quarter of 2005, this reseller generated $130,000 of Unix-based product revenue, reflecting one large sale that closed during the period.

   The remainder of the increases in second quarter 2005 Windows and Unix-based product revenue, as compared with the first quarter of 2004, was due to a combination of the demand by and composition of our various smaller customers.

   During the first six months of 2005, our distributor in Japan generated approximately $212,300 more Windows-based product revenue than during the same period in 2004. One of our larger resellers generated approximately $153,600 more Windows-based product revenue during the first six months of 2005, as compared with the first six months of 2004. Additionally, we recognized $72,000 of Windows-based product revenue during the first six months of 2005 from a one-time sale to a new enterprise customer.

   Unix-based product revenue for the six-month period ended June 30, 2005, as compared with the same period in 2004, increased primarily due to the $130,000 reseller transaction that closed during the second quarter of 2005, as outlined above.

   The remainder of the increases in Windows and Unix-based product revenue for the first six months of 2005, as compared with the same period of 2004, was due to a combination of the demand by and composition of our various smaller customers.

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

   The increase in both Windows and Unix-based service fees for the three and six-month periods ended June 30, 2005, as compared with the same periods of the prior year was primarily due to higher levels of maintenance contract purchases that began approximately during the third quarter of 2004 and have continued into 2005.

   Cost of Revenue

   Cost of revenue consists primarily of the amortization of capitalized technology developed in-house, customer service costs and the amortization of purchased technology costs. Shipping and packaging materials are immaterial as virtually all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United States, research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products.

   Cost of revenue decreased by $174,000, or 57.1%, to $130,600 for the second quarter of 2005, from $304,600 for the second quarter of 2004. Product costs decreased by $177,400, or 76.9%, to $53,400 for the second quarter of 2005, from $230,800 for the second quarter of 2004. Service costs increased by $3,400, or 4.6%, to $77,200 for the second quarter of 2005, from $73,800 for the second quarter of 2004.

   Cost of revenue decreased by $363,100, or 59.1%, to $251,700 for the six months ended June 30, 2005, from $614,800 for the same period of 2004. Product costs decreased by $353,300, or 77.3%, to $103,800 for the six months ended June 30, 2005, from $457,100 for the same period of 2004. Service costs decreased by $9,800, or 6.2%, to $147,900 for the six months ended June 30, 2005, from $157,700 for the same period of 2004.

   The decrease in product costs for both the three and six-month periods ended June 30, 2005, as compared with the same periods in 2004 was because our purchased technology became fully amortized as of June 30, 2004. Product costs incurred during both the three and six-month periods ended June 30, 2005 primarily consisted of the amortization of capitalized software development costs. We expect these costs to remain consistent throughout 2005.

   The increase in second quarter 2005 service costs, as compared with the same period in 2004, was primarily a result of salary adjustments that took effect during the third quarter of 2004 and increases in other employee-related costs.

   The decrease in service costs for the six months ended June 30, 2005, as compared with the same period in 2004, resulted from certain engineers spending more time in other engineering-related tasks than customer service in 2005, as compared with 2004. The amount of time our engineers spend in customer service is a function of the number of customer service inquiries received, and their complexity. Whenever the resolution of customers' inquiries permit, engineers whose first priority is customer service will assist with other engineering-related tasks.

   We expect costs of revenue to remain fairly constant over the next few reporting periods. Cost of revenue was approximately 10.2% and 45.0% of revenue for the second quarter of 2005 and 2004, respectively, and 10.2% and 38.9% of revenue for the six-month periods ended June 30, 2005 and 2004, respectively.

   Selling and Marketing Expenses

   Selling and marketing expenses primarily consist of employee costs, consulting services and travel and entertainment. Selling and marketing expenses for the second quarter of 2005 decreased by $62,600, or 15.5%, to $342,100 from $404,700 for the second quarter of 2004. Selling and marketing expenses for the first six months of 2005 decreased by $85,900, or 11.3%, to $676,900 from $762,800 for the first six months of 2004.

   Expense categories that were primary contributors to the net decrease in the second quarter of 2005 as compared with the second quarter of 2004 are summarized as follows:

                                      Increase
                                     (Decrease)
           Expense                    From 2004
           -------                    ---------
           Employees costs            $ (39,000)
           Commissions and bonuses       43,500
           Consulting services          (27,000)
           Recruitment                  (17,000)
           Other items                  (23,100)
                                      ---------
                                      $ (62,600)
                                      =========

   Expense categories that were primary contributors to the net decrease in the first six months of 2005 as compared with the same period of 2004 are summarized as follows:

                                      Increase
                                     (Decrease)
           Expense                    From 2004
           -------                    ---------
           Employees costs            $(57,000)
           Commissions and bonuses     107,400
           Consulting services         (79,000)
           Recruitment                 (17,000)
           Travel & entertainment      (18,000)
           Other items                 (22,300)
                                      --------
                                      $(85,900)
                                      ========

   The decrease in employee costs for the three and six-month periods ended June 30, 2005, as compared with the same periods in 2004, resulted primarily from having two fewer sales representatives during these periods of 2005 as compared with 2004.

   The increase in commissions and bonuses for the three and six-month periods ended June 30, 2005, as compared with the same periods in 2004, resulted from an increase in new orders during these periods in 2005, as compared with 2004, and the attainment of certain performance objectives during each of these periods in 2005, respectively.

    Consulting services were decreased during both the three and six-month periods ended June 30, 2005, as compared with the same periods in 2004, as we began deferring certain planned selling and marketing activities towards the end of the fourth quarter of 2004 and have continued doing so in 2005 as we strive to determine the most cost effective use of our marketing expenditures.

   Recruitment expenses were lower during the three and six-month periods ended June 30, 2005, as compared with the same periods in 2004, as we did not fill either of the two positions of the terminated sales representatives, discussed above.

   Cumulative travel and entertainment expense for the first six months of 2005 is lower than that for the same period in 2004 primarily as a result of having two fewer sales representatives, as discussed above.

   We anticipate that selling and marketing expenses for 2005 will approximate 2004 levels. Selling and marketing expenses were 26.8% and 59.7% of revenue for the second quarter of 2005 and 2004, respectively, and 27.6% and 48.3% of revenue for the first six months of 2005 and 2004, respectively.

   General and Administrative Expenses

   General and administrative expenses primarily consist of employee costs, legal, professional and other outside services, amortization and depreciation, travel and entertainment, certain costs associated with being a publicly held corporation, and bad debts expense. Additionally included in general and administrative costs are the costs associated with deriving economic benefits from the patent-related assets acquired from NES. General and administrative expenses for the second quarter of 2005 increased by $505,000, or 192.0%, to $768,000 from $263,000 for the second quarter of 2004, and by $982,400, or 191.6%, to $1,495,100 for the first six months of 2005, as compared with $512,700 for the same period of 2004.

   Expense categories that were primary contributors to the net increase in second quarter 2005 as compared with 2004 are summarized as follows:

                                           Increase
                                          (Decrease)
           Expense                         From 2004
           -------                         ---------
           Employee costs                  $ 122,000
           Professional services             103,000
           Depreciation and amortization     224,000
           Bad debts expense                  15,200
           Other items                        40,800
                                           ---------
                                           $ 505,000
                                           =========

   Expense categories that were primary contributors to the net increase in general and administrative expense for the first six months of 2005 as compared with the same period in 2004 are summarized as follows:

                                           Increase
                                          (Decrease)
           Expense                         From 2004
           -------                         ---------
           Employee costs                  $ 222,000
           Professional services             288,000
           Depreciation and amortization     370,000
           Bad debts expense                  15,200
           Other items                        87,200
                                           ---------
                                           $ 982,400
                                           =========

   The increase in employee costs in the three and six-month periods ended June 30, 2005, as compared with the same periods in 2004, was primarily due to having more employees. Two of these employees, hired during the first quarter of 2005, have been tasked with developing revenue opportunities for the patents and patent applications we acquired in conjunction with the NES acquisition. Additionally, these employees are also responsible for developing additional patent applications. An employee was hired into the accounting department during the second quarter of 2005, replacing an outside consultant.

   The primary reason for the increases in professional services for both the three and six-month periods ended June 30, 2005, as compared with the same periods in 2004, was legal fees related to the administration of the patent portfolio, which we began incurring upon the consummation of the NES acquisition in January 2005, as well as legal fees pertaining to general corporate operations, due to the integration of the NES acquisition, as described above.

   Depreciation and amortization expense increased in both the three and six-month periods ended June 30, 2005, as compared with the same periods in

2004, primarily due to the commencement of amortization of the patent-related assets acquired from NES in January 2005. We expect depreciation and amortization to be significantly higher for the remainder of 2005 due to the amortization of the patent-related assets.

   As a result of the increased volume of new business and related uncertainties, we increased our allowance for doubtful accounts during the second quarter of 2005.

   We anticipate that aggregate general and administrative expenses for 2005 will be substantially higher than 2004, primarily due to the additional personnel, the amortization of the patent-related assets and the professional costs associated with the process of realizing the anticipated benefits of the NES acquisition. General and administrative expenses were approximately 60.2% and 38.8% of revenues for the second quarter of 2005 and 2004, respectively, and approximately 60.9% and 32.4% of revenue for the six-month periods ended June 30, 2005 and 2004, respectively.

   Research and Development Expenses

   Research and development expenses consist primarily of employee costs, payments to contract programmers, rent, depreciation and computer related supplies. Research and development expenses for the second quarter of 2005 decreased by $127,000, or 28.9%, to $313,000 from $440,000 for the second quarter of 2004, and by $222,900, or 25.9%, to $636,700 for the first six months of 2005, as compared with $859,600 for the same period in 2004.

   Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during either the three or six-month periods ended June 30, 2005 or 2004.

   Expense categories that were primary contributors to the net decrease in second quarter 2005 as compared with 2004 are summarized as follows:

                                       Increase
                                      (Decrease)
           Expense                     From 2004
           -------                    ----------
           Employee costs             $  (81,000)
           Contract programmers          (14,000)
           Depreciation                  (13,000)
           Other items                   (19,000)
                                      ----------
                                      $ (127,000)
                                      ==========

   Expense categories that were primary contributors to the net decrease in the first six months of 2005 as compared with the period in 2004 are summarized as follows:

                                       Increase
                                      (Decrease)
           Expense                     From 2004
           -------                    ----------
           Employee costs             $ (135,000)
           Contract programmers          (43,000)
           Depreciation                  (32,000)
           Other items                   (12,900)
                                      ----------
                                      $ (222,900)
                                      ==========

   The decrease in employee costs for the three-month period ended June 30, 2005, as compared with the same period of 2004 was primarily due to having two fewer engineers. The decrease in employee costs for the six-month period ended June 30, 2005, as compared with the same period of 2004 was primarily due to having three fewer engineers and one engineer on unpaid maternity leave.

   The decrease in contract programmers for the three and six-month periods ended June 30, 2005, as compared with the same periods of 2004, was due to the non-renewal of certain contracts upon their expiration. Once certain elements of the work being performed for us was completed, the underlying programmers' contracts were not renewed as their services were not immediately required. We believe that we will be able to enter into new contracts with these engineers, or ones with similar talents, without difficulty in the future, should we need their services again. We chose not to immediately renew their contracts in effort to reduce our cash expenditures in order use our research and development dollars most efficiently.

   Depreciation expense was lower in the both the three and six-month periods ended June 30, 2005, as compared with the same periods of 2004, because during 2003 and 2004, we purchased virtually no new capitalizable assets in support of our research and development efforts. Since the beginning of 2003, various assets have become fully depreciated more quickly than we have replaced them and hence, depreciation expense has steadily declined. We expect to make more fixed asset purchases in 2005 than we did in 2004, however, we do not expect to replace all the assets that have, or will, become fully depreciated. Consequently, we expect depreciation expense for 2005 to remain lower than 2004 levels.

   We anticipate that research and development expenses for 2005 will be lower than those incurred during 2004, primarily due to the lower number of engineers and lower depreciation, as outlined above. Research and development expenses were approximately 24.5% and 65.0% of revenues for the second quarter of 2005 and 2004, respectively, and approximately 25.9% and 54.4% of revenue for the six-month periods ended June 30, 2005 and 2004, respectively.

   Interest and other income

   During the three and six-month periods ended June 30, 2005, interest and other income consisted primarily of interest income on excess cash and note receivable - shareholder. During the three and six-month periods ended June 30, 2004, interest and other income consisted primarily of interest income on excess cash. Also included in interest and other income for the six-month period ended June 30, 2004 was interest income on notes receivable - directors.

   Interest and other income for the second quarter of 2005 increased by $8,100, or 279.3%, to $11,000 from $2,900 for the second quarter of 2004. Interest and other income for the first six months of 2005 increased by $13,300, or 204.6%, to $19,800 from $6,500 for the same period of 2004.

   Interest income on excess cash for both the three and six-moth periods ended June 30, 2005, approximately $7,800 and $13,200, respectively, as compared with the same periods of 2004, approximately $2,900 and $5,800, respectively, was higher, primarily due to higher average cash balances and rates of interest being earned on those balances in 2005 as compared with 2004. The increase in the average cash balances in 2005, as compared with 2004, was primarily due to the net proceeds of the 2005 private placement, approximately $3,019,100, as compared with the net proceeds of the 2004 private placement, approximately $936,600. Our excess cash is held in interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

   Interest income on the note receivable - shareholder was approximately $3,200 and $6,300 for the three and six-month periods ended June 30, 2005, as compared with $0 and $0 for the corresponding periods of 2004, respectively.

   We anticipate that interest income for the remainder of 2005 will be higher than comparable periods from 2004 as we expect that we will continue to have higher average cash balances for the remainder of the year, as compared with the prior year.

   Net Loss

   As a result of the foregoing items, net loss for the second quarter of 2005 was $267,300, a decrease of $464,700, or 63.5%, from a net loss of $732,000 for the second quarter of 2004. Net loss for the first six months of 2005 was $585,900, a decrease of $577,200, or 49.6%, from a net loss of $1,163,100 for the same period of 2004. As a result of our continued operating loss we intend to continue to pursue revenue growth opportunities through all available means.

Liquidity and Capital Resources

   We continue to manage our operations to bring our cash expenditures in line with our revenues in order to determine the most cost effective use of our cash on hand. We are simultaneously looking at ways to improve our revenue stream. Additionally, we continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity. We believe that improving or maintaining our current revenue stream, coupled with our cash on hand, including the cash raised in the 2005 private placement will sufficiently support our operations during 2005.

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

   The 2005 private placement, which was consummated on February 2, 2005, raised a total of $4,000,000, inclusive of the $665,000 credit issued to AIGH. As of June 30, 2005 we had consumed approximately $315,900 and $796,300 of the cash raised paying for expenses related to the 2005 private placement and the NES acquisition, respectively. We estimate that we will disburse an additional $49,800 and $105,300 of cash paying for expenses related to the 2005 private placement and the NES acquisition, respectively, however, there can be no guarantees that these amounts will be final.

   We anticipate incurring further costs associated with the development of the patents and patent-related assets acquired from NES for the next several reporting periods. We expect to fund these development costs through working capital.

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

   As of June 30, 2005, cash and cash equivalents totaled $3,133,200, an increase of $2,457,900, or 364.0%, from $675,300 as of December 31, 2004. The increase in cash and cash equivalents was primarily attributable to the $3,019,100 net cash infusion from the 2005 private placement, which comprises the majority of the cash provided by our financing activities for the first six months of 2005. The balance of the cash provided by our financing activities was derived from the repayment of notes receivable - directors.

   Our net loss for the first six months of 2005 was $585,900. Included in the net loss were non-cash charges, comprised of depreciation and amortization, which aggregated approximately $493,000.

Accounts Receivable

   The increase in accounts receivable was primarily due to the timing of sales transactions, as many transactions were closed towards the end of the second quarter. The increase in accounts receivable was partially offset by an increase in our allowance for doubtful accounts, which resulted from the increased volume of new business and related uncertainties.

Deferred Revenue

   The increase in total deferred revenue, aggregate short and long-term, generated $239,700 of cash flow during the first six months of 2005. Included in deferred revenue as of June 30, 2005, were deferred private labeling and other fees, aggregating approximately $104,000, which we expect to recognize as revenue, generally, over the underlying term of the respective private labeling agreement. These agreements typically are for a three-year period and the revenue is recognized on a straight-line basis over such period.

   Also included in deferred revenue at June 30, 2005 was approximately $27,900 of deferred licensing sales. Generally, product sales that do not satisfy all criteria for revenue recognition at the time of the transaction are deferred until all such criteria are met. We anticipate recognizing this revenue during the next twelve months.

Accounts Payable

   Accounts payable as of June 30, 2005 decreased by $159,800, or 63.9%, to $90,400 from $250,200 as of December 31, 2004. Accounts payable as of June 30, 2005 were primarily comprised of various operating expenses. Accounts payable as of December 31, 2004 were comprised of operating expenses and significant costs associated with the NES acquisition and the 2005 private placement. The amounts related to the NES acquisition and the 2005 private placement were paid during the first quarter of 2004 and their payment was the primary reason for the decrease in accounts payable.

Accrued Expenses

   Accrued expenses as of June 30, 2005 increased by $14,100, or 6.1%, to $245,500 from $231,400 as of December 31, 2004. Accrued expenses are charges for services rendered for which an invoice has not yet been received.

   As of June 30, 2005, increases to December 31, 2004 accrued expenses included; patent fees, which increased by approximately $13,200, private placement fees, which increased by approximately $10,300 and advertising expenses, which increased by approximately $9,000. Partially offsetting these increases was a deceases of approximately $14,500 in accounting fees.

Accrued Wages

   Accrued wages as of June 30, 2005 increased by $120,800, or 46.4%, to $380,900 from $260,100 as of December 31, 2004. The increase was primarily due to increased hiring three new general and administrative employees during the first six months of 2005, an increase in commissions and bonuses, based on first quarter 2005 sales, as well as an increase in the costs of employee benefits.

Deferred Compensation

   During the first six months of 2005, we deferred, and amortized, compensation totaling approximately $8,900 and $1,500, respectively, related to stock options granted to our interim Chief Executive Officer, Robert Dilworth. We are amortizing this amount monthly on the straight-line method, to compensation expense over a three-year period ending in January 2008.

Notes Receivable - Directors

   During the first quarter of 2005, we received payment in full of our notes receivable - directors, generating operating cash of $50,300. Also during the first quarter of 2005, we received a $2,600 principal repayment of the note receivable - shareholder.

Working Capital

   As of June 30, 2005, we had current assets of $3,878,900 and current liabilities of $1,530,700, which netted to working capital of $2,348,200. Included in current liabilities was the current portion of deferred revenue of $813,900.

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

ITEM 4. Controls and Procedures

   Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

   There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

   During the three-month period ended June 30, 2005, we granted the following stock options:

o stock options to purchase an aggregate 20,000 shares of common stock, at exercise prices of $0.39 per share, were granted to a non-executive employee;

   The grant of such stock options to the above-listed person was not registered under the Securities Act of 1933, because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

ITEM 6. Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GraphOn Corporation
                                           (Registrant)

                                    Date:  August 22, 2005
                                    By:  /s/ Robert Dilworth
                                         ---------------------------------
                                           Robert Dilworth,
                                    Chief Executive Officer (Interim) and
                                            Chairman of the Board
                                        (Principal Executive Officer)


                                    Date:  August 22, 2005
                                    By:  /s/ William Swain
                                    ---------------------------------
                                            William Swain,
                                        Chief Financial Officer
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)