Form 10-Q/A
period 2005-03-31
GRAPHON CORP/DE
filed 2005-11-08
CIK 1021435

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q


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


                         5400 Soquel Avenue, Suite A2
                              Santa Cruz, CA 95062
                   (Address of principal executive offices)

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

                                Explanatory Note
                                ----------------

The Company has determined that the convertible preferred securities it sold in the quarter ended March 31, 2005 included a beneficial conversion feature. Additionally, the Company has restated its disclosure of pro forma loss per share related to its acquisition of Network Engineering Software, Incorporated. See Note 2 to the condensed consolidated financial statements, included herein, for additional discussion. The Company has restated its interim financial statements in this Report and in an additional Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 to reflect the impact of these items.

                           GRAPHON CORPORATION

                                FORM 10-Q

                            Table of Contents


                                                                            Page
   PART I.   FINANCIAL INFORMATION                                          ----

   Item 1.   Financial Statements
             Unaudited Condensed Consolidated Balance Sheets                   2
             Unaudited Condensed Consolidated Statements
              of Operations and Comprehensive Loss                             3
             Unaudited Condensed Consolidated
              Statements of Cash Flows                                         4
             Notes to Unaudited Condensed Consolidated
              Financial Statements                                             5

   Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11

   Item 3.   Quantitative and Qualitative Disclosures About
              Market Risk                                                     23

   Item 4.   Controls and Procedures                                          23

   PART II.  OTHER INFORMATION

   Item 2.   Unregistered Sales of Equity Securities and
              Use of Proceeds                                                 24

   Item 4.   Submission of Matters to a Vote of Security Holders              24

   Item 6.   Exhibits                                                         24

   Signatures                                                                 25

PART I--FINANCIAL INFORMATION

ITEM 1 Financial Statements


                               GRAPHON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       March 31,     December 31,
                                                         2005             2004
          ASSETS                                     ------------    ------------
       ------------                                  (Unaudited)
Current Assets:
   Cash and cash equivalents .....................   $  3,171,300    $    675,300
   Accounts receivable, net of allowance for
    doubtful accounts of $46,800 and $46,800 .....        975,900         518,900
   Prepaid expenses and other current assets .....         10,800          24,100
                                                     ------------    ------------
   Total Current Assets ..........................      4,158,000       1,218,300
                                                     ------------    ------------
Property and equipment, net ......................         73,700          75,400
Capitalized software, net ........................        225,200         273,700
Patents, net .....................................      5,231,800               -
Deferred acquisition costs .......................              -         269,700
Note receivable - related party ..................              -         350,000
Other assets .....................................          4,800          37,300
                                                     ------------    ------------
      TOTAL ASSETS ...............................   $  9,693,500    $  2,224,400
                                                     ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
Current Liabilities:
   Accounts payable ..............................   $    198,100    $    250,200
   Accrued expenses ..............................        285,200         231,400
   Accrued wages .................................        339,100         260,100
   Deferred revenue ..............................      1,018,300         689,800
                                                     ------------    ------------
   Total Current Liabilities .....................      1,840,700       1,431,500
                                                     ------------    ------------
Long-term Liabilities:
   Deferred revenue ..............................        492,700         426,600
                                                     ------------    ------------
      TOTAL LIABILITIES ..........................      2,333,400       1,858,100
                                                     ------------    ------------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding ....              -               -
Common stock, $0.0001 par value, 195,000,000
 shares authorized, 46,147,047 and 21,716,765
 shares issued and outstanding ...................          4,600           2,200
Additional paid in capital, restated..............     58,545,800      46,930,700
Deferred Compensation ............................         (8,400)              -
Notes receivable - directors .....................              -         (50,300)
Note receivable - shareholder ....................       (347,400)              -
Accumulated other comprehensive loss .............              -            (400)
Accumulated deficit, restated.....................    (50,834,500)    (46,515,900)
                                                     ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY .................      7,360,100         366,300
                                                     ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .   $  9,693,500    $  2,224,400
                                                     ============    ============

   See accompanying notes to condensed consolidated financial statements.

                          GRAPHON CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                       Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
                                                   (Unaudited)      (Unaudited)
Revenue:
Product licenses ............................      $    887,700    $    646,200
Service fees ................................           286,700         252,100
Other .......................................             6,000           4,600
                                                   ------------    ------------
   Total Revenue ............................         1,180,400         902,900
                                                   ------------    ------------
Cost of Revenue
Product costs ...............................            50,400         226,300
Service costs ...............................            70,700          83,900
                                                   ------------    ------------
   Total Cost of Revenue ....................           121,100         310,200
                                                   ------------    ------------
   Gross Profit .............................         1,059,300         592,700
                                                   ------------    ------------
Operating Expenses:
Selling and marketing .......................           334,800         358,100
General and administrative ..................           727,100         249,700
Research and development ....................           323,700         419,600
                                                   ------------    ------------
Total Operating Expenses ....................         1,385,600       1,027,400
                                                   ------------    ------------
Loss From Operations ........................          (326,300)       (434,700)
                                                   ------------    ------------
Other Income (Expense):
   Interest and other income ................             8,800           3,600
   Interest and other expense ...............            (1,100)              -
                                                   ------------    ------------
   Total Other Income .......................             7,700           3,600
                                                   ------------    ------------
Net Loss ....................................          (318,600)       (431,100)
Other Comprehensive Income (Loss), net of tax
   Foreign currency translation gain (loss) .                 -             600
                                                   ------------    ------------
Comprehensive Loss ..........................          (318,600)       (430,500)
Deemed divided on preferred stock, restated          (4,000,000)              -
                                                   ------------    ------------
Loss attributable to common shareholders, restated $ (4,318,600)   $   (430,500)
                                                   ============    ============
Basic and Diluted Loss per Common Share, restated  $      (0.15)   $      (0.02)
                                                   ============    ============
Weighted Average Common Shares Outstanding ..        28,620,913      20,036,876
                                                   ============    ============


   See accompanying notes to condensed consolidated financial statements.

                               GRAPHON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                    March 31,
                                                          ---------------------------
                                                              2005           2004
                                                          -----------    -----------
                                                          (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
Net loss ..............................................   $  (318,600)   $  (431,100)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization ......................       206,800        258,800
   Amortization of deferred compensation ..............           500              -
   Proceeds from notes receivable - directors .........        50,300              -
   Proceeds from note receivable - shareholder ........         2,600              -
  Interest accrued on notes receivable - directors ....          (300)          (700)
   Interest accrued on note receivable - shareholder ..        (2,000)             -
   Proceeds from interest accrued on notes receivable -
     directors ........................................         4,300              -
Changes in operating assets and liabilities:
   Accounts receivable ................................      (457,000)       152,300
   Prepaid expenses and other assets ..................        13,300         (4,600)
   Accounts payable ...................................        55,800         72,100
   Accrued expenses ...................................        (5,700)        38,200
   Accrued wages ......................................        79,000       (178,900)
   Deferred revenue ...................................       394,600       (180,500)
                                                          -----------    -----------
Net Cash Provided By (Used In) Operating Activities ...        23,600       (274,400)
                                                          -----------    -----------
Cash Flows From Investing Activities:
Cash paid for NES acquisition .........................      (612,200)             -
Capital expenditures ..................................       (10,300)        (6,600)
                                                          -----------    -----------
   Net Cash Used In Investing Activities ..............      (622,500)        (6,600)
                                                          -----------    -----------
Cash Flows From Financing Activities:
Proceeds from private placement
 of preferred stock and warrants.......................     3,335,000      1,150,000
Costs of private placement of preferred stock
 and warrants .........................................      (244,600)      (179,100)
Proceeds from sale of common stock under
 employee stock purchase plan .........................         4,600          3,600
                                                          -----------    -----------
   Net Cash Provided By Financing Activities ..........     3,095,000        974,500
                                                          -----------    -----------
Effect of exchange rate fluctuations on cash and
   cash equivalents ...................................          (100)           600
                                                          -----------    -----------
Net Increase in Cash and Cash Equivalents .............     2,496,000        694,100

Cash and Cash Equivalents, beginning of period ........       675,300      1,025,500
                                                          -----------    -----------
Cash and Cash Equivalents, end of period ..............   $ 3,171,300    $ 1,719,600
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

2. Restatement of Financial Statements

   The Company determined that the convertible preferred stock (the "Preferred Shares") it sold during the quarter contained a beneficial conversion feature. As the Preferred Shares were converted during the quarter, the amount of the beneficial conversion (Beneficial Amount) should have been recorded as a non-cash dividend to the holders of the Preferred Shares (see Note 4). As a result, additional paid-in capital and accumulated deficit were increased by $4,000,000.

   Although the net loss previously recorded by the Company is unchanged, the Company has amended its statement of operations to reflect the net loss attributable to common shareholders, giving effect to the treatment of the Beneficial Amount as a dividend to the holders of the Preferred Shares. Basic and diluted loss per share has been restated giving effect to the use of net loss attributable to common shareholders as the numerator. As a result, basic and diluted loss per share increased from $0.01 to $0.15.

Additionally, the Company has restated its pro forma basic and diluted loss per share (see Note 3) to give effect to the stock issued in the NES acquisition (see Note 3) as if the stock had been issued on January 1, 2004. As a result, pro forma basic and diluted loss per share for the three-month period ended March 31, 2004 decreased from $0.04 to $0.03.

3. NES Acquisition

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
                                                                  ============

   * Includes $88,500 of accrued interest. The cash payment for this note, which was the subject of certain shareholder litigation against NES, was made by AIGH Investment Partners, LLC ("AIGH"), an affiliate of a major shareholder (Orin Hirschman), during December 2004. The Company reimbursed AIGH via a $665,000 credit (the "$665,000 credit") against the price of securities acquired by AIGH in the 2005 Private Placement (see Note 4) upon the assignment by AIGH of its security interest in NES' patents.

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

   Upon the completion of the Company's acquisition of NES, 3,260,391 shares of the Company's common stock replaced the 52,039 shares of NES stock collateralizing the note. The outstanding balance of this note receivable is reported in the stockholders' equity section of the Company's balance sheet as note receivable - shareholder at March 31, 2005 (see Note 6).

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

                                                Three Months Ended March 31,
                                                     2005          2004
                                                ------------   ------------
   Revenue                                      $  1,180,400   $    902,900
   Net loss                                         (424,700)      (869,200)
   Net loss attributable to common
    shareholders, restated                        (4,424,700)      (869,200)
   Loss per share - basic and diluted, restated        (0.14)         (0.03)

4. 2005 Private Placement

   On February 2, 2005, the Company completed the 2005 Private Placement, which raised a total of $4,000,000 (inclusive of the $665,000 credit) through the sale of 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock.

   The deemed fair value of the Series A preferred stock was estimated based on the market price and underlying number of common shares they would have converted into had the conversion occurred immediately upon their issuance. The market price for the Company's common stock on February 2, 2005 was $0.46 and the Series A preferred stock would have converted into 14,814,800 common shares, thus deriving an estimated fair value of approximately $6,814,800 at that date.

   The fair value of the warrants was estimated to be $1,877,700 and was calculating using the Black-Scholes option pricing model with the following weighted average assumptions: a risk-free interest rate of 1.5%, a volatility factor of 60%, a dividend yield of 0%, and a five year contractual life.

   Based on the relative fair values of the Preferred Shares and the warrants at the time of their issuance, the Company allocated $3,136,000 of the $4,000,000 proceeds of the 2005 Private Placement to the Preferred Shares and $864,000 to the warrants.

   The Preferred Shares issued by the Company contained a nondetachable conversion feature (the "Beneficial Conversion Feature") that was in-the-money upon completion of the 2005 Private Placement, in that the deemed fair value of common stock into which the Preferred Shares could be converted exceeded the allocated value of $3,136,000 by $3,678,800 (using the intrinsic value method). This discount resulting from recording the Beneficial Conversion Feature was limited to the allocated proceeds of $3,136,000 and has been recognized as if this amount had been declared a non-cash dividend to the preferred shareholders during the quarter ended March 31, 2005.

   Additionally, the approximate $864,000 discount resulting from the allocation of the proceeds of the 2005 Private Placement on a relative fair value basis to the Series A preferred stock and the warrant issued in the 2005 Private Placement has also been recognized as if this amount had been declared a non-cash dividend to the preferred shareholders during the quarter ended March 31, 2005.

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

5. Revenue

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

6. Stockholders' Equity

   During the first quarter of 2005, the Company issued 15,489 shares of common stock to employees under provisions of the Employee Stock Purchase Plan (the
ESPP), resulting in cash proceeds of approximately $4,600.

   During the first quarter of 2005, the Company completed the 2005 Private Placement (see Note 4), which, after the Company's stockholders approved the amendment to the Company's Certificate of Incorporation (see Note 4), resulted in the issuance of 14,814,800 shares of common stock.
   Also during the first quarter of 2005, the Company issued 9,599,993 shares of common stock to consummate the NES acquisition (see Note 3).

   During the first quarter of 2005, the Company reclassified note receivable - third party from the long-term assets section of its balance sheet to the equity section under the title note receivable - shareholder to reflect the replacement of the NES stock that had been collateralizing the note, as of December 31, 2004, with Company stock, upon the consummation of the acquisition of NES on January 31, 2005 (see Note 3).

   During the first quarter of 2005, the Company received an aggregate of approximately $54,600 as payment in full of the principal and accrued interest due from the notes receivable - directors.

7. Litigation

   The Company is currently not involved in any litigation that it believes would have a materially adverse affect upon its financial results or financial position.

8. Stock-Based Incentive Programs

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

                                                     Three months ended
                                                          March 31,
                                                     2005           2004
                                                 ------------   ------------
   Net loss:
      As reported:                               $  (318,600)   $  (431,100)
      Less: deemed preferred dividend, restated   (4,000,000)             -

      Add: stock-based compensation expense
      included in net loss, net of related
      tax effects                                        500               -

      Deduct: total stock-based compensation
      expense determined under fair-value
      method for all awards, net of related
      tax effects                                    (83,500)       (28,600)
                                                 -----------    -----------
      Pro forma net loss, restated               $(4,401,600)   $  (459,700)
                                                 ===========    ===========

   Basic and diluted loss per share:
      As reported, restated                      $    (0.15)    $     (0.02)
      Pro forma, restated                        $    (0.15)    $     (0.02)

9.  Commitments and Contingencies

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

10.  Supplemental Disclosure of Cash Flow Information

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

11.  Loss Per Share

   Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the quarters ended March 31, 2005 and 2004,

22,437,157 and 9,582,738 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

12.  Subsequent Event

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

   Certain of our ISV, VAR or ASP customers (who we refer to as "resellers") prepay for licenses they intend to resell. Upon receipt of the prepayment, if all other revenue recognition criteria outlined above have been met, we recognize licensing revenue when the reseller is given access to the licensed programs. The resellers provide us with monthly sell-through reports that detail, for the respective month, the number of licenses purchased from us, the number they have sold to other parties, the ending balance of licenses they hold as inventory available for future sale and certain information pertaining to their customers such as customer name, licenses purchased, purchase date and contact information. We monitor and reconcile the resellers' inventory records to our records via the monthly sell-through reports.

   Other resellers will only purchase licenses from us when they have already closed a deal to sell our product to another party. These resellers will typically submit a purchase order to us in order to receive product that they can deliver to their customer. In these cases, assuming all other revenue recognition criteria, as set forth above, have been satisfied, we recognize licensing revenue when the reseller has been given access to the licensed programs. There are no rights of return granted to resellers or other purchasers of our software programs.

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

Loss Per Share of Common Stock

   Basic loss per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the quarters ended March 31, 2005 and 2004, 22,437,157 and 9,582,738 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

Results of Operations for the Three-Month Period Ended March 31, 2005 Versus the Three-Month Period Ended March 31, 2004.

   Revenue

   Product line revenue for the three-month periods ended March 31, 2005 and 2004, was as follows:

                                                         Change in
   Product licenses       2005          2004        Dollars    Percent
   ----------------  ------------  ------------ ------------  ---------
   Windows           $    620,900  $    429,700 $    191,200     44.5%
   Unix                   266,900       216,500       50,400     23.3
                     ------------  ------------ ------------
                          887,800       646,200      241,600     37.4
                     ------------  ------------ ------------
   Service fees
   ------------
   Windows                143,100       136,900        6,200      4.5
   Unix                   143,500       115,200       28,300     24.6
                     ------------  ------------ ------------
                          286,600       252,100       34,500     13.7
                     ------------  ------------ ------------
   Other (1)                6,000         4,600        1,400     30.4
                     ------------  ------------ ------------
   Total Revenue     $  1,180,400  $    902,900 $    277,500     30.7%
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

   Expense categories that were primary contributors to the net decrease in first quarter 2005 as compared with 2004 are summarized as follows:

                                            Increase
                                           (Decrease)
            Expense                         From 2004
            -------                         ---------
            Employees costs                 $  46,100
            Consulting services               (58,300)
            Travel & entertainment             (9,200)
            Other items                        (1,900)
                                            ---------
                                            $ (23,300)
                                            =========

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

   Expense categories that were primary contributors to the net increase in first quarter 2005 as compared with 2004 are summarized as follows:

                                            Increase
                                           (Decrease)
            Expense                         From 2004
            -------                         ---------
            Employee costs                  $  99,300
            Professional services             219,000
            Depreciation and amortization     142,800
            Travel & entertainment             10,600
            Other items                         5,700
                                            ---------
                                            $ 477,400
                                            =========

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

   Expense categories that were primary contributors to the net decrease in first quarter 2005 as compared with 2004 are summarized as follows:

                                            Increase
                                           (Decrease)
            Expense                         From 2004
            -------                         ---------
            Employee costs                  $ (40,200)
            Contract programmers              (29,100)
            Depreciation                      (18,800)
            Supplies                           (3,400)
            Other items                        (4,400)
                                            ---------
                                            $ (95,900)
                                            =========

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

   Net loss attributable to common shareholders increased from $318,600, as originally reported, to $4,318,60000 as the result of the beneficial conversion amount of $3,136,000 and the $864,000 discount resulting from the allocation of the proceeds of the 2005 Private Placement on a relative fair value basis between the Series A preferred shares and the warrants, both of which were treated as deemed non-cash dividends to the preferred shareholders during the three-month period ended March 31, 2005.

Deemed Dividends on Preferred Stock

   On February 2, 2005, we completed the 2005 Private Placement, which raised a total of $4,000,000 through the sale of 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock.

   The deemed fair value of the Series A preferred stock was estimated based on the market price and underlying number of common shares they would have converted into had the conversion occurred immediately upon their issuance. The market price for our common stock on February 2, 2005 was $0.46 and the Series A preferred stock would have converted into 14,814,800 common shares, thus deriving an estimated fair value of approximately $6,814,800 at that date.

   The fair value of the warrants was estimated to be $1,877,700 and was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 1.5%, a volatility factor of 60%, a dividend yield of 0% and a five year contractual life.

   Based on the relative fair values of the preferred shares and the warrants at the time of their issuance, we allocated $3,136,000 of the $4,000,000 proceeds of the 2005 Private Placement to the preferred shares and $864,000 to the warrants.

   The preferred shares we issued contained a nondetachable conversion feature (the "Beneficial Conversion Feature") that was in-the-money upon completion of the 2005 Private Placement, in that the deemed fair value of Common Stock into which the Preferred Shares could be converted exceeded the allocated value of $3,136,000 by $3,678,800 (using the intrinsic value method). This discount resulting from recording the Beneficial Conversion Feature was limited to the allocated proceeds of $3,136,000 and has been recognized as if this amount had been declared a non-cash dividend to the preferred shareholders during the quarter ended March 31, 2005.

   Additionally, the approximate $864,000 discount resulting from the allocation of the proceeds of the 2005 Private Placement on a relative fair value basis to the Series A preferred shares and the warrants issued in the 2005 Private Placement has also been recognized as if this amount had been declared a non-cash dividend to the preferred shareholders during the quarter ended March 31, 2005.

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

                                                GraphOn Corporation
                                                   (Registrant)

                                          Date:  November 7, 2005
                                          By:    /s/ Robert Dilworth
                                                 ----------------------------
                                                   Robert Dilworth,
                                         Chief Executive Officer (Interim) and
                                                 Chairman of the Board
                                             (Principal Executive Officer)


                                          Date:  November 7, 2005
                                          By:    /s/ William Swain
                                                 ----------------------------
                                                    William Swain,
                                                Chief Financial Officer
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)