Form 10-Q/A
period 2005-06-30
GRAPHON CORP/DE
filed 2005-11-08
CIK 1021435

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

                                Explanatory Note
                                ----------------

The Company has determined that the convertible preferred securities it sold in the quarter ended March 31, 2005 included a beneficial conversion feature. Additionally, the Company restated its disclosure of pro forma loss per share related to its acquisition of Network Engineering Software, Incorporated. See
Note 2 to the condensed consolidated financial statements, included herein, for additional discussion. The Company has restated its interim financial statements in this Report and in an additional Amendment to its Quarterly
Report on Form 10-Q for the quarterly period ended March 31, 2005 to reflect the impact of these items.

                               GRAPHON CORPORATION

                                    FORM 10-Q

                                Table of Contents


                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets as of June 30, 2005
         (unaudited) and December 31, 2005                                     2
        Unaudited Condensed Consolidated Statements of Operations and
         Comprehensive Income (Loss) for the three months ended
         June 30, 2005 and 2004 and for the six months ended June 30, 2005
         and 2004                                                              3
        Unaudited Condensed Consolidated Statements of Cash Flows              4
        Notes to Unaudited Condensed Consolidated Financial Statements         5

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                11

Item 3. Quantitative and Qualitative Disclosures About Market Risk            25

Item 4. Controls and Procedures                                               25

PART II.OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           26

Item 6. Exhibits                                                              26

Signatures                                                                    26

PART I--FINANCIAL INFORMATION

ITEM 1 Financial Statements

                               GRAPHON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,     December 31,
                                                          2005           2004
      ASSETS                                         ------------    ------------
   ------------                                       (Unaudited)
Current Assets:
  Cash and cash equivalents ......................   $  3,133,200    $    675,300
  Accounts receivable, net of allowance for
   doubtful accounts of $62,000 and $46,800 ......        732,400         518,900
  Prepaid expenses and other current assets ......         13,300          24,100
                                                     ------------    ------------
  Total Current Assets ...........................      3,878,900       1,218,300
                                                     ------------    ------------

Property and equipment, net ......................         70,300          75,400
Capitalized software, net ........................        176,900         273,700
Patents, net .....................................      5,007,600               -
Deferred acquisition costs .......................              -         269,700
Note receivable - related party ..................              -         350,000
Other assets .....................................         13,600          37,300
                                                     ------------    ------------
    TOTAL ASSETS .................................   $  9,147,300    $  2,224,400
                                                     ============    ============
    LIABILITIES AND STOCKHOLDERS' EQUITY
  -----------------------------------------
Current Liabilities:
  Accounts payable ...............................   $     90,400    $    250,200
  Accrued expenses ...............................        245,500         231,400
  Accrued wages ..................................        380,900         260,100
  Deferred revenue ...............................        813,900         689,800
                                                     ------------    ------------
  Total Current Liabilities ......................      1,530,700       1,431,500
                                                     ------------    ------------
Long-term Liabilities:
  Deferred revenue ...............................        542,200         426,600
                                                     ------------    ------------
    TOTAL LIABILITIES ............................      2,072,900       1,858,100
                                                     ------------    ------------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding ....              -               -
Common stock, $0.0001 par value, 195,000,000
 shares authorized, 46,147,047 and 21,716,765
 shares issued and outstanding ...................          4,600           2,200
Additional paid in capital, restated..............     58,526,400      46,930,700
Deferred Compensation ............................         (7,400)              -
Notes receivable - directors .....................              -         (50,300)
Note receivable - shareholder ....................       (347,400)              -
Accumulated other comprehensive loss .............              -            (400)
Accumulated deficit, restated.....................    (51,101,800)    (46,515,900)
                                                     ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY ...................      7,074,400         366,300
                                                     ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...   $  9,147,300    $  2,224,400
                                                     ============    ============


       See accompanying notes to condensed consolidated financial statements.


                                 GRAPHON CORPORATION
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                   ----------------------------    ----------------------------
                                                       2005            2004            2005            2004
                                                   ------------    ------------    ------------    ------------
                                                    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenue:
Product licenses .........................         $    949,500    $    430,800    $  1,837,200    $  1,077,000
Service fees .............................              314,700         241,900         601,400         494,000
Other ....................................               11,600           4,700          17,600           9,300
                                                   ------------    ------------    ------------    ------------
  Total Revenue ..........................            1,275,800         677,400       2,456,200       1,580,300
                                                   ------------    ------------    ------------    ------------
Cost of Revenue:
Product costs ............................               53,400         230,800         103,800         457,100
Service costs ............................               77,200          73,800         147,900         157,700
                                                   ------------    ------------    ------------    ------------
  Total Cost of Revenue ..................              130,600         304,600         251,700         614,800
                                                   ------------    ------------    ------------    ------------
  Gross Profit ...........................            1,145,200         372,800       2,204,500         965,500
                                                   ------------    ------------    ------------    ------------
Operating Expenses:
Selling and marketing ....................              342,100         404,700         676,900         762,800
General and administrative ...............              768,000         263,000       1,495,100         512,700
Research and development .................              313,000         440,000         636,700         859,600
                                                   ------------    ------------    ------------    ------------
Total Operating Expenses .................            1,423,100       1,107,700       2,808,700       2,135,100
                                                   ------------    ------------    ------------    ------------
Loss From Operations .....................             (277,900)       (734,900)       (604,200)     (1,169,600)
                                                   ------------    ------------    ------------    ------------
Other Income (Expense):
  Interest and other income ..............               11,000           2,900          19,800           6,500
  Interest and other expense .............                 (400)              -          (1,500)              -
                                                   ------------    ------------    ------------    ------------
  Total Other Income (Expense) ...........               10,600           2,900          18,300           6,500
                                                   ------------    ------------    ------------    ------------
Net Loss .................................             (267,300)       (732,000)       (585,900)     (1,163,100)
Other Comprehensive Income (Loss), net of tax
  Foreign currency translation gain (loss)                    -            (100)              -             500
                                                   ------------    ------------    ------------    ------------
Comprehensive Loss .......................             (267,300)       (732,100)       (585,900)     (1,162,600)
Deemed dividend on preferred stock, restated                  -               -      (4,000,000)              -
                                                   ------------    ------------    ------------    ------------
Loss Attributable to Common Shareholders, restated $   (267,300)   $   (732,100)   $ (4,585,900)   $ (1,162,600)
                                                   ============    ============    ============    ============
Basic and Diluted Loss per Common Share, restated  $      (0.01)   $      (0.03)   $      (0.12)   $      (0.06)
                                                   ============    ============    ============    ============
Weighted Average Common Shares Outstanding           46,147,047      21,647,086      37,432,395      20,869,550
                                                   ============    ============    ============    ============



       See accompanying notes to condensed consolidated financial statements.

                               GRAPHON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended June 30,
                                                         --------------------------
                                                             2005           2004
                                                         -----------    -----------
                                                          (Unaudited)    (Unaudited)
Cash Flows From Operating Activities:
Net loss .............................................   $  (585,900)   $(1,163,100)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
  Depreciation and amortization ......................       491,500        517,400
  Amortization of deferred compensation ..............         1,500              -
  Provision for doubtful accounts ....................        15,200              -
  Interest accrued on notes receivable - directors ...          (300)          (700)
  Interest accrued on note receivable - shareholder ..        (6,400)             -
  Proceeds from interest accrued on notes receivable -
    directors ........................................         4,300              -
  Proceeds from accrued interest on note receivable -
    Shareholder ......................................         1,200              -
Changes in operating assets and liabilities:
  Accounts receivable ................................      (228,700)      (195,200)
  Prepaid expenses and other assets ..................        10,800         (1,000)
  Accounts payable ...................................         8,700         56,900
  Accrued expenses ...................................         4,300        (36,900)
  Accrued wages ......................................       120,800        (20,000)
  Deferred revenue ...................................       239,700        145,800
                                                         -----------    -----------
Net Cash Provided By (Used In) Operating Activities ..        76,700       (696,800)
                                                         -----------    -----------
Cash Flows From Investing Activities:
Cash paid for NES acquisition ........................      (674,800)             -
Capital expenditures .................................       (19,200)       (18,600)
Other assets .........................................             -          1,100
                                                         -----------    -----------
  Net Cash Used In Investing Activities ..............      (694,000)       (17,500)
                                                         -----------    -----------
Cash Flows From Financing Activities:
Proceeds from private placement
 of preferred stock and warrants......................     3,335,000      1,150,000
Costs of private placement of preferred stock
 and warrants ........................................      (315,900)      (213,400)
Proceeds from notes receivable - directors ...........        50,300              -
Proceeds from note receivable - shareholder ..........         2,600              -
Proceeds from sale of common stock under
 employee stock purchase plan ........................         4,600          3,600
Proceeds from exercise of warrants ...................             -          6,900
                                                         -----------    -----------
  Net Cash Provided By Financing Activities ..........     3,076,600        947,100
                                                         -----------    -----------
Effect of exchange rate fluctuations on cash and
  cash equivalents ...................................        (1,400)           500
                                                         -----------    -----------
Net Increase in Cash and Cash Equivalents ............     2,457,900        233,300
Cash and Cash Equivalents, beginning of period .......       675,300      1,025,500
                                                         -----------    -----------
Cash and Cash Equivalents, end of period .............   $ 3,133,200    $ 1,258,800
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

2. Restatement of Financial Statements

   The Company determined that the convertible preferred stock (the "Preferred Shares") it sold during the three-month period ended March 31, 2005 contained a beneficial conversion feature. As the Preferred Shares were converted to common shares during the three-month period ended March 31, 2005, the amount of the beneficial conversion (Beneficial Amount) should have been recorded as a non-cash dividend to the holders of the Preferred Shares (see Note 10). As a result, additional paid-in capital and accumulated deficit increased by $4,000,000.

   Although net loss previously reported by the Company is unchanged, the Company has amended its statement of operations to reflect net loss attributable to common shareholders, giving effect to the treatment of the Beneficial Amount as a dividend to the holders of the Preferred Shares. Basic and diluted loss per share has been restated giving effect to the use of net loss attributable to common shareholders as the numerator. As a result, basic and diluted loss per share for the six-month period ended June 30, 2005 increased from $0.02 to $0.12. Basic and diluted loss per share for the three-month period ended June 30, 2005 remains unchanged.

Additionally, the Company has restated its pro forma basic and diluted loss per share (see Note 3) to give effect to the stock issued in the NES acquisition (see Note 3) as if the stock had been issued on January 1, 2004. As a result, pro forma basic and diluted loss per share for the six-month period ended
June 30, 2004 decreased from $0.10 to $0.07.

3. Patents (Network Engineering Software Acquisition).

   On January 31, 2005, the Company acquired all of the outstanding common stock of Network Engineering Software ("NES") in exchange for 9,599,993 shares of the Company's common stock, valued at $3,916,800, and approximately $897,800 in cash payments to settle various claims against NES prior to the acquisition.

   Approximately $665,000 of the $897,800 cash payments was made in December 2004 by AIGH Investment Partners, LLC ("AIGH"), an affiliate of a principal stockholder (Orin Hirschman), to settle, on the Company's behalf, certain third party litigation against NES. The Company reimbursed this amount through a partial credit against the price of our securities acquired by AIGH in the 2005 private placement (See Note 4).

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

   The following unaudited pro forma information presents the consolidated results of the Company as if the NES acquisition had occurred at the beginning of the respective periods. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such period, nor is it indicative of future results of operations. The pro forma amounts give effect to appropriate adjustments for the fair value of the patents, amortization and income taxes.

                                                    Six Months Ended June 30,
                                                        2005          2004
                                                   --------------------------
   Revenue                                         $ 2,456,200    $ 1,580,300
   Net loss                                           (692,000)    (1,998,500)
   Net loss attributable to common
    shareholders, restated                          (4,692,000)    (1,998,500)
   Loss per share - basic and diluted, restated          (0.12)         (0.07)

4. Stockholders' Equity

   During the first quarter of 2005, the Company issued 15,489 shares of common stock to employees under provisions of the Employee Stock Purchase Plan (the
ESPP), resulting in cash proceeds of approximately $4,600.

   During the first quarter of 2005, the Company completed a private placement (the "2005 Private Placement"), which, after the Company's stockholders approved an amendment to the Company's Certificate of Incorporation, resulted in the issuance of 14,814,800 shares of common stock and gross cash proceeds of approximately $3,335,000, net of the $665,000 credit issued to AIGH (See Note
3).

   Also during the first quarter of 2005, the Company issued 9,599,993 shares of common stock, with a value of $3,916,800, to consummate its acquisition of NES (See Note 3).

   During the first quarter of 2005, the Company reclassified note receivable - third party from the long-term assets section of its balance sheet to the equity section under the title note receivable - shareholder to reflect the replacement of the NES stock that had been collateralizing the note, as of December 31, 2004, with Company stock, upon the consummation of the acquisition of NES (See
Note 3) on January 31, 2005.

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

                                                Three months ended June 30,
                                                   2005             2004
   Net loss:                                   ----------       ----------
      As reported:                             $ (267,300)      $ (732,000)

      Add: stock-based compensation expense
      included in net loss, net of related
      tax effects                                   1,000                -

      Deduct: total stock-based compensation
      expense determined under fair-value
      method for all awards, net of related
      tax effects                                (110,800)         (44,400)
                                               ----------       ----------
      Pro forma net loss                       $ (377,100)      $ (776,400)
                                               ==========       ==========
   Basic and diluted loss per share:
      As reported                              $    (0.01)      $    (0.03)
      Pro forma                                $    (0.01)      $    (0.04)

                                                 Six months ended June 30,
                                                   2005             2004
   Net loss:                                   -----------      -----------
      As reported:                             $  (585,900)     $(1,163,100)
      Less: Deemed dividends on
      preferred stock, restated                 (4,000,000)               -

      Add: stock-based compensation expense
      included in net loss, net of related
      tax effects                                    1,500                -

      Deduct: total stock-based compensation
      expense determined under fair-value
      method for all awards, net of related
      tax effects                                 (194,300)         (73,000)
                                               -----------      -----------
      Pro forma net loss, restated             $(4,778,700)     $(1,236,100)
                                               ===========      ===========
   Basic and diluted loss per share:
      As reported, restated                    $     (0.12)     $     (0.06)
      Pro forma, restated                      $     (0.13)     $     (0.06)

7.  Commitments and Contingencies

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

8.  Supplemental Disclosure of Cash Flow Information

   The Company disbursed no cash for the payment of either income taxes or interest expense during either the three or six-month period ended June 30, 2005 or either of the similar periods in 2004.

   In conjunction with its acquisition of NES (See Note 3), the Company issued 9,599,993 shares of its common stock, with a value of $3,916,800.

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

9.  Loss Per Share

   Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the quarters ended June 30, 2005 and 2004, 22,457,157 and 9,450,762 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

10. Deemed Dividends on Preferred Stock

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

   The Preferred Shares issued by the Company contained a nondetachable conversion feature (the "Beneficial Conversion Feature") that was in-the-money upon completion of the 2005 Private Placement, in that the deemed fair value of Common Stock into which the Preferred Shares could be converted exceeded the allocated value of $3,136,000 by $3,678,800 (using the intrinsic value method). The discount resulting from recording the Beneficial Conversion Feature was limited to the allocated proceeds of $3,136,000 and has been recognized as if this amount had been declared a non-cash dividend to the preferred shareholders during the quarter ended March 31, 2005.

   Additionally, the approximate $864,000 discount resulting from the allocation of the proceeds of the 2005 Private Placement on a relative fair value basis to the Series A preferred stock and the warrant issued in the 2005 Private Placement has also been recognized as if this amount had been declared a non-cash dividend to the preferred shareholders during the quarter ended March 31, 2005.

11.  New Accounting Pronouncements

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

Loss Per Share of Common Stock

   Basic loss per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the quarters ended June 30, 2005 and 2004, 22,457,157 and 9,450,762 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

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

   Net loss attributable for common shareholders for the first six months of 2005 increased from $585,900, as originally reported, to $4,585,900 as the result of the beneficial conversion amount of $3,136,00 and the $864,000 discount resulting from the allocation of the proceeds of the 2005 Private Placement on a relative fair value basis between the Series A preferred shares and the warrants, both of which were treated as deemed non-cash dividends to the preferred stockholders during the three-month period ended March 31, 2005. Net loss attributable for common shareholders for the three-month period ended June 30, 2005 remains unchanged.

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

   The preferred shares we issued contained a nondetachable conversion feature (the "Beneficial Conversion Feature") that was in-the-money upon completion of the 2005 Private Placement in that the deemed fair value of Common Stock into which the Preferred Shares could be converted exceeded the allocate value of $3,136,000 by $3,678,800 (using the intrinsic value method). This discount resulting from recording the Beneficial Conversion Feature was limited to the allocated proceeds of $3,136,000 and has been recognized as if this amount had been declared a non-cash dividend to the preferred shareholders during the quarter ended March 31, 2005.

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