Form 10-Q
period 2005-09-30
GRAPHON CORP/DE
filed 2005-11-21
CIK 1021435

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      As of November 14, 2005, there were issued and outstanding 46,167,047 shares of the Registrant's Common Stock, par value $0.0001.



================================================================================

                               GRAPHON CORPORATION

                                    FORM 10-Q

                                Table of Contents


                                                                            Page
PART I.FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets as of September 30, 2005
          (unaudited) and December 31, 2004                                    2
        Unaudited Condensed Consolidated Statements of Operations and
         Comprehensive Income (Loss) for the three months ended
         September 30, 2005 and 2004 and for the nine months ended
         September 30, 2005 and 2004                                           3
        Unaudited Condensed Consolidated Statements of Cash Flows
         for the nine months ended September 30, 2005 and 2004                 4
        Notes to Unaudited Condensed Consolidated Financial Statements         5

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3. Quantitative and Qualitative Disclosures About Market Risk            24

Item 4. Controls and Procedures                                               25

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           25

Item 6.Exhibits                                                               25

Signatures                                                                    26

PART I--FINANCIAL INFORMATION

ITEM 1 Financial Statements


                               GRAPHON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30,    December 31,
                                                         2005             2004
        ASSETS                                       -------------   ------------
     ------------                                     (Unaudited)
Current Assets:
   Cash and cash equivalents .....................   $  3,125,900    $    675,300
   Accounts receivable, net of allowance for
    doubtful accounts of $62,000 and $46,800 .....        459,200         518,900
   Prepaid expenses and other current assets .....         10,300          24,100
                                                     ------------    ------------
   Total Current Assets ..........................      3,595,400       1,218,300
                                                     ------------    ------------
Property and equipment, net ......................         93,500          75,400
Capitalized software, net ........................        128,500         273,700
Patents, net .....................................      4,827,400              --
Deferred acquisition costs .......................             --         269,700
Note receivable - related party ..................             --         350,000
Other assets .....................................          9,400          37,300
                                                     ------------    ------------
     TOTAL ASSETS ................................   $  8,654,200    $  2,224,400
                                                     ============    ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current Liabilities:
   Accounts payable ..............................   $    122,900    $    250,200
   Accrued expenses ..............................        231,100         231,400
   Accrued wages .................................        327,400         260,100
   Deferred revenue ..............................        818,800         689,800
                                                     ------------    ------------
   Total Current Liabilities .....................      1,500,200       1,431,500
   Deferred revenue ..............................        567,400         426,600
                                                     ------------    ------------
     TOTAL LIABILITIES ...........................      2,067,600       1,858,100
                                                     ------------    ------------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding ....             --              --
Common stock, $0.0001 par value, 195,000,000
 shares authorized, 46,167,047 and 21,716,765
 shares issued and outstanding ...................          4,600           2,200
Additional paid in capital .......................     58,397,500      46,930,700
Deferred Compensation ............................         (6,900)             --
Notes receivable - directors .....................             --         (50,300)
Note receivable - shareholder ....................       (347,400)             --
Accumulated other comprehensive loss .............             --            (400)
Accumulated deficit ..............................    (51,461,200)    (46,515,900)
                                                     ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY ..................      6,586,600         366,300
                                                     ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..   $  8,654,200    $  2,224,400
                                                     ============    ============


    See accompanying notes to condensed consolidated financial statements.



                                          GRAPHON CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                  ----------------------------    ----------------------------
                                                       2005           2004            2005             2004
                                                  ------------    ------------    ------------    ------------
                                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenue:
Product licenses ..............................   $    829,700    $    568,800    $  2,666,900    $  1,645,800
Service fees ..................................        338,000         257,700         939,400         751,700
Other .........................................          8,700         105,000          26,300         114,300
                                                  ------------    ------------    ------------    ------------
   Total Revenue ..............................      1,176,400         931,500       3,632,600       2,511,800
                                                  ------------    ------------    ------------    ------------
Cost of Revenue:
Product costs .................................         53,000          60,000         156,800         517,100
Service costs .................................         62,300          87,100         210,200         244,800
                                                  ------------    ------------    ------------    ------------
   Total Cost of Revenue ......................        115,300         147,100         367,000         761,900
                                                  ------------    ------------    ------------    ------------
   Gross Profit ...............................      1,061,100         784,400       3,265,600       1,749,900
                                                  ------------    ------------    ------------    ------------
Operating Expenses:
Selling and marketing .........................        337,100         356,700       1,014,000       1,119,500
General and administrative ....................        756,900         357,000       2,252,000         869,700
Research and development ......................        333,200         366,800         969,900       1,226,400
                                                  ------------    ------------    ------------    ------------
Total Operating Expenses ......................      1,427,200       1,080,500       4,235,900       3,215,600
                                                  ------------    ------------    ------------    ------------
Loss From Operations ..........................       (366,100)       (296,100)       (970,300)     (1,465,700)
                                                  ------------    ------------    ------------    ------------
Other Income (Expense):
   Interest and other income ..................         10,200           2,500          30,000           9,000
   Interest and other expense .................         (3,500)             --          (5,000)             --
                                                  ------------    ------------    ------------    ------------
   Total Other Income .........................          6,700           2,500          25,000           9,000
                                                  ------------    ------------    ------------    ------------
Net Loss ......................................       (359,400)       (293,600)       (945,300)     (1,456,700)
Other Comprehensive Income (Loss),  net of tax:
   Foreign currency translation gain (loss) ...             --            (100)             --             400
                                                  ------------    ------------    ------------    ------------
Comprehensive Loss ............................       (359,400)       (293,700)       (945,300)     (1,456,300)
Deemed dividends on preferred stock ...........             --              --      (4,000,000)             --
                                                  ------------    ------------    ------------    ------------
Loss Attributable to Common Shareholders ......   $   (359,400)   $   (293,700)   $ (4,945,300)   $ (1,456,300)
                                                  ============    ============    ============    ============
Basic and Diluted Loss per Common Share .......   $      (0.01)   $      (0.01)   $      (0.12)   $      (0.07)
                                                  ============    ============    ============    ============
Weighted Average Common Shares Outstanding ....     46,158,786      21,679,723      40,373,157      21,218,971
                                                  ============    ============    ============    ============


                See accompanying notes to condensed consolidated financial statements.


                                        GRAPHON CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended September 30,
                                                              2005               2004
                                                          ------------       ------------
                                                           (Unaudited)        (Unaudited)
Cash Flows From Operating Activities:
Net loss ..............................................   $   (945,300)      $ (1,456,700)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation and amortization ......................        777,300            596,000
   Amortization of deferred compensation ..............          2,000                 --
   Provision for doubtful accounts ....................         15,200                 --
  Proceeds from notes receivable - directors ..........         50,300                 --
  Proceeds from note receivable - shareholder .........          2,600                 --
   Interest accrued on notes receivable - directors ...           (300)            (1,400)
   Interest accrued on note receivable - shareholder ..         (9,600)                --
   Proceeds from interest accrued on notes receivable -
     directors ........................................          4,300                 --
   Proceeds from interest accrued on note receivable -
     Shareholder ......................................          1,200                 --
Changes in operating assets and liabilities:
   Accounts receivable ................................         44,500            (17,200)
   Prepaid expenses and other current assets ..........         13,800              6,000
   Accounts payable ...................................         12,100             33,400
   Accrued expenses ...................................        (38,600)          (144,300)
   Accrued wages ......................................         67,300             63,500
   Deferred revenue ...................................        269,800             56,600
                                                          ------------       ------------
Net Cash Provided By (Used In) Operating Activities ...        266,600           (864,100)
                                                          ------------       ------------
Cash Flows From Investing Activities:
Cash paid for NES acquisition .........................       (697,500)                --
Capital expenditures ..................................        (55,500)           (33,400)
Other assets ..........................................         (4,600)             5,200
                                                          ------------       ------------
   Net Cash Used In Investing Activities ..............       (757,600)           (28,200)
                                                          ------------       ------------
Cash Flows From Financing Activities:
Proceeds from private placement
 of preferred stock and warrants ......................      3,335,000          1,150,000
Costs of private placement of preferred stock
 and warrants .........................................       (402,000)          (215,200)
Proceeds from sale of common stock under
 employee stock purchase plan .........................         10,000              9,000
Proceeds from exercise of warrants ....................             --              6,900
                                                          ------------       ------------
   Net Cash Provided By Financing Activities ..........      2,943,000            950,700
                                                          ------------       ------------
Effect of exchange rate fluctuations on cash and
   cash equivalents ...................................         (1,400)               400
                                                          ------------       ------------
Net Increase in Cash and Cash Equivalents .............      2,450,600             58,800

Cash and Cash Equivalents, beginning of period ........        675,300          1,025,500
                                                          ------------       ------------
Cash and Cash Equivalents, end of period ..............   $  3,125,900       $  1,084,300
                                                          ============       ============


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

   The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the three and nine-month periods ended September 30, 2005 and 2004) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (the Commission) on April 15, 2005. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2005, or any future period.

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

   The estimated cost of the patent related assets is being amortized over a 6-year period using the straight-line method. For the three and nine-month periods ended September 30, 2005, approximately $224,200 and $594,700 of amortization was charged against the cost of the patent related assets. No such amortization was charged in the corresponding periods of the prior year. The estimated cost of these assets and their estimated useful lives may change as a result of the completion of a valuation study and as all direct acquisition costs are finalized. The final adjustments to the estimated costs of these assets are not expected to be material.

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

                                  Nine Months Ended September 30,
                                        2005            2004
                                  --------------   --------------
   Revenue                        $   3,632,600    $  2,511,800
   Net loss                          (1,051,400)     (2,668,800)
   Net loss attributable to
    common shareholders              (5,051,400)     (6,668,800)
   Loss per share - basic and
    diluted                               (0.11)          (0.14)

3. Stockholders' Equity

   During the first quarter of 2005, the Company issued 15,489 shares of common stock to employees under provisions of the Employee Stock Purchase Plan (the
ESPP), resulting in cash proceeds of approximately $4,600.

   During the first quarter of 2005, the Company completed a private placement (the "2005 Private Placement"), which, after the Company's stockholders approved an amendment to the Company's Certificate of Incorporation, resulted in the issuance of 14,814,800 shares of common stock and gross cash proceeds of approximately $3,335,000, net of the $665,000 credit issued to AIGH (See Note 2 and Note 9)).

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

   During the third quarter of 2005, the Company issued 20,000 shares of common stock to employees under provisions of the ESPP, resulting in cash proceeds of approximately $5,400.

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

                                                     Three months ended
                                                       September 30,
                                                 ----------    ----------
                                                     2005         2004
   Net loss:
    As reported:                                 $ (359,400)   $ (293,600)
      Add: stock-based compensation expense
       included in net loss, net of related
       tax effects                                      500             -
      Deduct: total stock-based compensation
       expense determined under fair-value
       method for all awards, net of related
       tax effects                                 (122,600)      (51,000)
                                                 ----------    ----------
      Pro forma net loss attributable
       to common shareholders:                   $ (481,500)   $ (344,600)
                                                 ==========    ==========
   Basic and diluted loss per share:
      As reported                                $    (0.01)   $    (0.01)
      Pro forma                                  $    (0.01)   $    (0.02)

                                                     Nine months ended
                                                        September 30,
                                                    2005         2004
                                                ------------    ------------
   Net loss:
      As reported:                              $   (945,300)   $ (1,456,700)
      Less: Deemed dividends on
       preferred stock                            (4,000,000)              -


      Add: stock-based compensation expense
       included in net loss, net of related
       tax effects                                     2,000               -
      Deduct: total stock-based compensation
       expense determined under fair-value
       method for all awards, net of related
       tax effects                                  (316,900)       (232,600)
                                                ------------    ------------
      Pro forma net loss attributable
       to common shareholders:                  $ (5,260,200)   $ (1,689,300)
                                                ============    ============

   Basic and diluted loss per share:
      As reported                               $      (0.11)   $      (0.07)
      Pro forma                                 $      (0.11)   $      (0.08)

6.  Commitments and Contingencies

   In October 2004, the Company renewed its operating lease for an approximate 3,300 square foot facility in New Hampshire. This lease is cancelable by the landlord or the Company upon 30-days written notice. Monthly rental payments for this facility are approximately $5,300.

   The Company currently occupies approximately 1,900 square feet of office space in Santa Cruz, California. The office space is rented pursuant to a three-year operating lease, which became effective August 1, 2005. Rent on this facility will approximate $2,900 per month over the course of the lease. The Company has an option to extend the lease term for one additional three-year period.

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

7.  Supplemental Disclosure of Cash Flow Information

   The Company disbursed no cash for the payment of income taxes during either the three or nine-month periods ended September 30, 2005 or 2004. The Company disbursed approximately $2,600 for the payment of interest expense during the three and nine-month period ended September 30, 2005. The Company disbursed no cash for the payment of interest during the three or nine-month periods ended September 30, 2004.

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

   As of September 30, 2005, the Company had capitalized approximately $0 and $81,800 of costs, related to the NES acquisition, that were included in accounts payable and accrued expenses, respectively. Additionally, as of September 30, 2005, the Company included approximately $20,000 and $40,100 of costs, related to the 2005 private placement, in accrued expenses and accounts payable, respectively.

8.  Loss Per Share

   Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the quarters ended September 30, 2005 and 2004, 19,022,157 and 6,043,951 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

9.  Deemed Dividends on Preferred Stock

   On February 2, 2005, the Company completed the 2005 Private Placement, which raised a total of $4,000,000 (inclusive of the $665,000 credit issued to AIGH, see Note 2) through the sale of 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock.

   The deemed fair value of the Series A preferred stock was estimated based on the market price and underlying number of common shares they would have converted into had the conversion occurred immediately upon their issuance. The market price for the Company's common stock on on the commitment date of the 2005 private placement was $0.46 and the Series A preferred stock would have converted into 14,814,800 common shares, thus deriving an estimated fair value of approximately $6,814,800 at that date.

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

   The Preferred Shares issued by the Company contained a non-detachable conversion feature (the "Beneficial Conversion Feature") that was in-the-money upon completion of the 2005 Private Placement, in that the deemed fair value of Common Stock into which the Preferred Shares could be converted exceeded the allocated value of $3,136,000 by $3,678,800 (using the intrinsic value method). This discount resulting from recording the Beneficial Conversion Feature was limited to the allocated proceeds of $3,136,000 and has been recognized as if this amount had been declared a non-cash dividend to the preferred shareholders during the quarter ended March 31, 2005.

   Additionally, the approximate $864,000 discount resulting from the allocation of the proceeds of the 2005 Private Placement on a relative fair value basis to the Series A preferred shares and the warrants issued in the 2005 Private Placement has also been recognized as if this amount had been declared a non-cash dividend to the preferred shareholders during the quarter ended March 31, 2005.

10.  New Accounting Pronouncements


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

   On January 31, 2005, we acquired NES, which is engaged in the development and patenting of proprietary technologies relating to the submission, storage, retrieval and security of information remotely accessed by computers, typically through computer networks or the Internet. In a contemporaneous transaction, we issued, in the 2005 private placement Series A Preferred Stock and warrants to purchase Series B Preferred Stock.

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

Critical Accounting Policies

   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported in the Condensed Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, revenue recognition, the impairment of intangible assets, contingencies and other special charges and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Condensed Consolidated Financial Statements.

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

Loss Per Share of Common Stock

   Basic loss per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities have been excluded from the computation, as their effect is antidilutive. For the quarters ended September 30, 2005 and 2004, 19,022,157 and 6,043,951 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2005 Versus the Three and Nine-Month Periods Ended September 30, 2004.

   Revenue

   Product line revenue for the three-month periods ended September 30, 2005 and 2004, was as follows:

                                                        Change in
   Product licenses       2005         2004        Dollars     Percent
   ----------------   -----------  -----------  ------------  ---------
   Windows            $   580,100  $   284,900  $    295,200     103.6%
   Unix                   249,600      283,900       (34,300)    (12.1)
                      -----------  -----------  ------------
                          829,700      568,800       260,900      45.9
                      -----------  -----------  ------------
   Service fees
   Windows                174,100      126,900        47,200      37.2
   Unix                   163,900      130,800        33,100      25.3
                      -----------  -----------  ------------
                          338,000      257,700        80,300      31.2
                      -----------  -----------  ------------
   Other (1)                8,700      105,000       (96,300)    (91.7)
                      -----------  -----------  ------------
   Total Revenue      $ 1,176,400  $   931,500  $    244,900      26.3%
                      ===========  ===========  ============

   (1) Amortization of private labeling and other fees. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name. We defer these fees upon contract signing and recognize the revenue ratably over the initial term of the contract, typically, three years. 2004 includes $100,000 from the sale of a software developer's kit ("SDK"). SDKs allow customers to add value by integrating additional software layers with our products.

   Product line revenue for the nine-month periods ended September 30, 2005 and 2004, was as follows:

                                                          Change in
   Product licenses       2005          2004        Dollars      Percent
   ----------------   ------------  ------------  ------------  ---------
   Windows            $  1,721,200  $    893,800  $    827,400      92.6%
   Unix                    945,700       752,000       193,700      25.8
                      ------------  ------------  ------------
                         2,666,900     1,645,800     1,021,100      62.0
                      ------------  ------------  ------------
   Service fees
   Windows                 478,400       380,100        98,300      25.9
   Unix                    461,000       371,600        89,400      24.1
                      ------------  ------------  ------------
                           939,400       751,700       187,700      25.0
                      ------------  ------------  ------------
   Other (1)                26,300       114,300       (88,000)    (77.0)
                      ------------  ------------  ------------
   Total Revenue      $  3,632,600  $  2,511,800  $  1,120,800      44.6%
                      ============  ============  ============

   (1) Amortization of private labeling and other fees and the sale of a software developer's kit.

   The changes in both Windows and Unix-based product licenses revenue for the three and nine-month periods ended September 30, 2005, as compared with the same periods in 2004, were reflective of how such revenue varies because a significant portion of this revenue has been, and continues to be earned from a limited number of significant customers, most of whom are VARs. Consequently, if any of these significant customers change their order level or fail to order during the reporting period, our revenue could be materially adversely impacted. We expect this situation to continue throughout 2005.

   During the three-month period ended September 30, 2005, three of our significant Windows customers purchased approximately an aggregate $208,100 more product licenses than they did during the same period of 2004. Also during the three-month period ended September 30, 2005, one of our large Unix enterprise customers made no Unix product purchases, as compared with approximately $68,000 in the same period of 2004. This decrease was partially offset by an increase of approximately $47,800 in Unix product purchases during the three-month period ended September 30, 2005 from one of our large Unix VARs, as compared with the same period of 2004.

   The remainder of the changes in third quarter 2005 Windows and Unix-based product revenue, as compared with the third quarter of 2004, was due to a combination of the demand by and composition of our various smaller customers.

   During the nine-month period ended September 30, 2005, six of our significant Windows customers purchased approximately an aggregate $734,700 more product licenses than they did during the same period in 2004. Included in this increase were purchases of $72,000 and $25,000 received from new Windows customers during the nine-month period ended September 30, 2005. Partially offsetting this increase was an aggregate decrease of approximately $103,000 resulting from reduced product purchases from three significant Windows customers.

   During the nine-month period ended September 30, 2005, three of our significant Unix customers increased their aggregate product purchases by approximately $282,700 as compared with the similar period in 2004. Partially offsetting this increase was a decrease in aggregate product purchases of approximately $137,500 received from three significant Unix customers during the nine-month period ended September 30, 2005 as compared with the same period in 2004.

   The remainder of the changes in Windows and Unix-based product revenue for the first nine months of 2005, as compared with the same period of 2004, was due to a combination of the demand by and composition of our various smaller customers.

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

   The increase in both Windows and Unix-based service fees for the three and nine-month periods ended September 30, 2005, as compared with the same periods of the prior year was primarily due to higher levels of maintenance contract purchases that began approximately during the third quarter of 2004 and have continued throughout 2005.

   The decrease in other revenue for both the three and nine-month periods ended September 30, 2005, as compared with the respective periods of the prior year, was due to the sale of an SDK during the three-month period ended September 30, 2004. No SDK was sold during either the three or nine-month periods ended September 30, 2005.

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

   Cost of revenue decreased by $31,800, or 21.6%, to $115,300 for the third quarter of 2005, from $147,100 for the third quarter of 2004. Product costs decreased by $7,000, or 11.7%, to $53,000 for the third quarter of 2005, from $60,000 for the third quarter of 2004. Service costs decreased by $24,800, or 28.5%, to $62,300 for the third quarter of 2005, from $87,100 for the third quarter of 2004.

   Cost of revenue decreased by $394,900, or 51.8%, to $367,000 for the nine months ended September 30, 2005, from $761,900 for the same period of 2004. Product costs decreased by $360,300, or 69.7%, to $156,800 for the nine months ended September 30, 2005, from $517,100 for the same period of 2004. Service costs decreased by $34,600, or 14.1%, to $210,200 for the nine months ended September 30, 2005, from $244,800 for the same period of 2004.

   The decrease in product costs for both the three and nine-month periods ended September 30, 2005, as compared with the same periods in 2004 was because our purchased technology became fully amortized as of June 30, 2004. Product costs incurred during both the three and nine-month periods ended September 30, 2005 primarily consisted of the amortization of capitalized software development costs. We expect these costs to remain consistent throughout 2005.

   The decrease in service costs for the three and nine-month periods ended September 30, 2005, as compared with the same periods in 2004, resulted from certain engineers spending more time in other engineering-related tasks than customer service in 2005, as compared with 2004. The amount of time our engineers spend in customer service is a function of the number of customer service inquiries received, and their complexity. Whenever the resolution of customers' inquiries permit, engineers whose first priority is customer service will assist with other engineering-related tasks.

   We expect costs of revenue to remain fairly constant over the next few reporting periods. Cost of revenue was approximately 9.8% and 15.8% of revenue for the third quarter of 2005 and 2004, respectively, and 10.1% and 30.3% of revenue for the nine-month periods ended September 30, 2005 and 2004, respectively.

   Selling and Marketing Expenses

   Selling and marketing expenses primarily consist of employee costs, consulting services and travel and entertainment. Selling and marketing expenses for the third quarter of 2005 decreased by $19,600, or 5.5%, to $337,100 from $356,700 for the third quarter of 2004. Selling and marketing expenses for the first nine months of 2005 decreased by $105,500, or 9.4%, to $1,014,000 from $1,119,500 for the first nine months of 2005.

   Expense categories that were primary contributors to the net decrease in the third quarter of 2005 as compared with the third quarter of 2004 are summarized as follows:
                                       Increase
                                      (Decrease)
           Expense                    From 2004
           -------                    ---------
           Employees costs            $ (49,800)
           Commissions and bonuses       52,300
           Consulting services          (16,200)
           Other items                   (5,900)
                                      ---------
                                      $ (19,600)
                                      =========

   Expense categories that were primary contributors to the net decrease in the first nine months of 2005 as compared with the same period of 2004 are summarized as follows:
                                      Increase
                                     (Decrease)
           Expense                    From 2004
           -------                    ----------
           Employees costs            $ (106,800)
           Commissions and bonuses       159,800
           Consulting services           (95,200)
           Recruitment                   (17,000)
           Travel & entertainment        (19,900)
           Other items                   (26,400)
                                      ----------
                                      $ (105,500)
                                      ==========

   The decrease in employee costs for the three and nine-month periods ended September 30, 2005, as compared with the same periods in 2004, resulted primarily from having two fewer sales representatives during these periods of 2005 as compared with 2004.

   The increase in commissions and bonuses for the three and nine-month periods ended September 30, 2005, as compared with the same periods in 2004, resulted from an increase in new orders during these periods in 2005, as compared with 2004, and the attainment of certain performance objectives during each of these periods in 2005, respectively.

    Consulting services were decreased during both the three and nine-month periods ended September 30, 2005, as compared with the same periods in 2004, as we began deferring certain planned selling and marketing activities towards the end of the fourth quarter of 2004 and have continued doing so in 2005 as we strive to determine the most cost effective use of our marketing expenditures.

   Recruitment expenses were lower during the three and nine-month periods ended September 30, 2005, as compared with the same periods in 2004, as we did not fill either of the two positions of the terminated sales representatives, discussed above.

   Cumulative travel and entertainment expense for the first nine months of 2005 is lower than that for the same period in 2004 primarily as a result of having two fewer sales representatives, as discussed above.

   We anticipate that selling and marketing expenses for 2005 will approximate 2004 levels. Selling and marketing expenses were 28.7% and 38.3% of revenue for the third quarter of 2005 and 2004, respectively, and 27.9% and 44.6% of revenue for the first nine months of 2005 and 2004, respectively.

   General and Administrative Expenses

   General and administrative expenses primarily consist of employee costs, legal, professional and other outside services, amortization and depreciation, travel and entertainment, certain costs associated with being a publicly held corporation, and bad debts expense. Additionally included in general and administrative costs are the costs associated with deriving economic benefits from the patent-related assets acquired from NES. General and administrative expenses for the third quarter of 2005 increased by $399,900, or 112.0%, to $756,900 from $357,000 for the third quarter of 2004, and by $1,382,300, or
158.9%, to $2,252,000 for the first nine months of 2005, as compared with $869,700 for the same period of 2004.

   Expense categories that were primary contributors to the net increase in general and administrative expense for the third quarter 2005 as compared with 2004 are summarized as follows:

                                            Increase
                                           (Decrease)
           Expense                          From 2004
           -------                         ----------
           Employee costs                  $  188,400
           Professional services              (35,400)
           Depreciation and amortization      225,200
           Other items                         21,700
                                           ----------
                                           $  399,900
                                           ==========

   Expense categories that were primary contributors to the net increase in general and administrative expense for the first nine months of 2005 as compared with the same period in 2004 are summarized as follows:

                                             Increase
                                            (Decrease)
           Expense                           From 2004
           -------                         -----------
           Employee costs                  $   410,200
           Professional services               270,600
           Depreciation and amortization       588,600
           Bad debts expense                    15,200
           Other items                          97,700
                                           -----------
                                           $ 1,382,300
                                           ===========

   The increase in employee costs in the three and nine-month periods ended September 30, 2005, as compared with the same periods in 2004, was primarily due to having five more employees. Two of these employees, hired during the first quarter of 2005, have been tasked with developing revenue opportunities for the patents and patent applications we acquired in conjunction with the NES acquisition as well as developing additional patent applications. Two employees were hired into the accounting department during 2005, one of whom replaced an outside consultant.

   Professional services decreased during the third quarter of 2005 as compared with the third quarter of 2004 primarily as a result of the due diligence and other general services provided by our attorneys during the third quarter of 2004 related to our evaluation of NES as a potential acquisition target prior to our acquisition of NES. No such comparable services were performed during the third quarter of 2005.

   The primary reason for the increase in professional services for the nine-month period ended September 30, 2005, as compared with the same period in 2004, was legal fees related to the administration of the patent portfolio, which we began incurring upon the consummation of the NES acquisition in January 2005.

   Depreciation and amortization expense increased in both the three and nine-month periods ended September 30, 2005, as compared with the same periods in 2004, primarily due to the commencement of amortization of the patent-related assets acquired from NES in January 2005. We expect depreciation and amortization to be significantly higher for the remainder of 2005, as compared with the comparable periods in 2004, due to the amortization of the patent-related assets.

   As a result of the increased volume of new business and related uncertainties, we increased our allowance for doubtful accounts during the nine-month period ended September 30, 2005.

   We anticipate that aggregate general and administrative expenses for 2005 will be substantially higher than 2004, primarily due to the additional personnel, the amortization of the patent-related assets and the professional costs associated with the process of realizing the anticipated benefits of the NES acquisition. General and administrative expenses were approximately 64.3% and 38.3% of revenues for the third quarter of 2005 and 2004, respectively, and approximately 62.0% and 34.6% of revenue for the nine-month periods ended September 30, 2005 and 2004, respectively.

   Research and Development Expenses

   Research and development expenses consist primarily of employee costs, payments to contract programmers, rent, depreciation and computer related supplies. Research and development expenses for the third quarter of 2005 decreased by $33,600, or 9.2%, to $333,200 from $366,800 for the third quarter of 2004, and by $256,500, or 20.9%, to $969,900 for the first nine months of 2005, as compared with $1,226,400 for the same period in 2004.

   Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during either the three or nine-month periods ended September 30, 2005 or 2004.

   Expense categories that were primary contributors to the net decrease in third quarter 2005 as compared with 2004 are summarized as follows:

                                       Increase
                                      (Decrease)
           Expense                    From 2004
           -------                    ---------
           Employee costs             $ (34,700)
           Contract programmers          15,500
           Depreciation                  (9,500)

           Other items                   (4,900)
                                      ---------
                                      $ (33,600)
                                      =========

   Expense categories that were primary contributors to the net decrease in the first nine months of 2005 as compared with the period in 2004 are summarized as follows:
                                       Increase
                                      (Decrease)
           Expense                     From 2004
           -------                    ----------
           Employee costs             $ (159,700)
           Contract programmers          (27,500)
           Depreciation                  (41,100)
           Other items                   (28,200)
                                      ----------
                                      $ (256,500)
                                      ==========

   The decrease in employee costs for the three and nine-month periods ended September 30, 2005, as compared with the same periods of 2004, was primarily due to having two fewer engineers.

   The increase in contract programmers for the third quarter of 2005, as compared with the third quarter of 2004, was due to the timing of work we contracted the programmers to perform. Conversely, the decrease in contract programmers for the nine-month periods ended September 30, 2005, as compared with the same period of 2004, was due to the non-renewal of certain contracts upon their expiration. Once certain elements of the work being performed for us was completed, the underlying programmers' contracts were not renewed as their services were not immediately required. We believe that we will be able to enter into new contracts with these engineers, or ones with similar talents, without difficulty in the future, should we need their services again. We chose not to immediately renew their contracts in effort to reduce our cash expenditures in order use our research and development dollars most efficiently.

   Depreciation expense was lower in the both the three and nine-month periods ended September 30, 2005, as compared with the same periods of 2004, because during 2003 and 2004, we purchased virtually no new capitalizable assets in support of our research and development efforts. Since the beginning of 2003, various assets have become fully depreciated more quickly than we have replaced them and hence, depreciation expense has steadily declined. We expect to make more fixed asset purchases in 2005 than we did in 2004, however, we do not expect to replace all the assets that have, or will, become fully depreciated. Consequently, we expect depreciation expense for 2005 to remain lower than 2004 levels.

   We anticipate that research and development expenses for 2005 will be lower than those incurred during 2004, primarily due to the lower number of engineers and lower depreciation, as outlined above. Research and development expenses were approximately 28.3% and 39.4% of revenues for the third quarter of 2005 and 2004, respectively, and approximately 26.7% and 48.8% of revenue for the nine-month periods ended September 30, 2005 and 2004, respectively.

   Interest and other income

   During the three and nine-month periods ended September 30, 2005, interest and other income consisted primarily of interest income on excess cash and note receivable - shareholder. During the three and nine-month periods ended September 30, 2004, interest and other income consisted primarily of interest income on excess cash. Also included in interest and other income for the nine-month period ended September 30, 2004 was interest income on notes receivable - directors.

   Interest and other income for the third quarter of 2005 increased by $7,700, or 308.0%, to $10,200 from $2,500 for the third quarter of 2004. Interest and other income for the first nine months of 2005 increased by $21,000, or 233.3%, to $30,000 from $9,000 for the same period of 2004.

   Interest income on excess cash for both the three and nine-month periods ended September 30, 2005, approximately $10,200 and $30,000, respectively, as compared with the same periods of 2004, approximately $2,500 and $9,000, respectively, was higher, primarily due to higher average cash balances and rates of interest being earned on those balances in 2005 as compared with 2004. The increase in the average cash balances in 2005, as compared with 2004, was primarily due to the net proceeds of the 2005 private placement, approximately $2,933,000, as compared with the net proceeds of the 2004 private placement, approximately $934,800. Our excess cash is held in interest bearing money market accounts.

   Interest income on the note receivable - shareholder was approximately $3,200 and $9,600 for the three and nine-month periods ended September 30, 2005. No such note receivable was outstanding during the same three and nine-month periods of 2004.

   We anticipate that interest income for the remainder of 2005 will be higher than comparable periods from 2004 as we expect that we will continue to have higher average cash balances for the remainder of the year, as compared with the prior year.

   Net Loss

   As a result of the foregoing items, net loss for the third quarter of 2005 was $359,400, an increase of $65,700, or 22.4%, from a net loss of $293,700 for the third quarter of 2004. Net loss for the first nine months of 2005 was $945,300, a decrease of $511,000, or 35.1%, from a net loss of $1,456,300 for the same period of 2004. As a result of our continued operating loss we intend to continue to pursue revenue growth opportunities through all available means.

   Net loss attributable to common shareholders for the third quarter of 2005 was $359,400, an increase of $65,800, or 22.4%, from a net loss attributable to common shareholders of $293,700 for the third quarter of 2004. Net loss attributable to common shareholders for the first nine months of 2005 was $4,945,300, an increase of $3,489,000, or 239.6%, from a net loss attributable to common shareholders of $1,456,300 for the same period in 2004. The increase in net loss attributable to common shareholders for the first nine months of 2005 was due to the deemed dividends on preferred stock, as discussed below.

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

   The Preferred Shares we issued contained a non-detachable conversion feature (the "Beneficial Conversion Feature") that was in-the-money upon completion of the 2005 Private Placement, in that the deemed fair value of Common Stock into which the Preferred Shares could be converted exceeded the allocated value of $3,136,000 by $3,678,800 (using the intrinsic value method). This discount resulting from recording the Beneficial Conversion Feature was limited to the allocated proceeds of $3,136,000 and has been recognized as if this amount had been declared a non-cash dividend to the preferred shareholders during the quarter ended March 31, 2005.

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

   The 2005 private placement, which was consummated on February 2, 2005, raised a total of $4,000,000, inclusive of the $665,000 credit issued to AIGH. As of September 30, 2005 we had consumed approximately $402,000 and $730,000 of the cash raised paying for expenses related to the 2005 private placement and the NES acquisition, respectively. We estimate that we will disburse an additional $60,100 and $81,800 of cash paying for expenses related to the 2005 private placement and the NES acquisition, respectively, however, there can be no guarantees that these amounts will be final.

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

   As of September 30, 2005, cash and cash equivalents totaled $3,125,900, an increase of $2,450,600, or 362.9%, from $675,300 as of December 31, 2004. The increase in cash and cash equivalents was primarily attributable to the $2,933,000 net cash infusion from the 2005 private placement, which comprises the majority of the cash provided by our financing activities for the first nine months of 2005. The balance of the cash provided by our financing activities was derived from the sale of stock to employees through our employee stock purchase program.

   Our net loss for the first nine months of 2005 was $945,300. Included in the net loss were non-cash charges, comprised of depreciation and amortization, which aggregated approximately $779,300. Our operating assets and liabilities provided approximately $368,900 of cash for our operations during the first nine months of 2005, primarily resulting from a $269,800 increase in aggregate deferred revenue.

Accounts Receivable

   The decrease in accounts receivable was primarily due to the timing and collection of various sales transactions. The decrease in accounts receivable also included an increase in our allowance for doubtful accounts, which resulted from the increased volume of new business and related uncertainties.

Deferred Revenue

   The increase in total deferred revenue, aggregate short and long-term, generated $269,800 of cash flow during the first nine months of 2005. Included in deferred revenue as of September 30, 2005, were deferred private labeling and other fees, aggregating approximately $43,800, which we expect to recognize as revenue, generally, over the underlying term of the respective private labeling agreement. These agreements typically are for a three-year period and the revenue is recognized on a straight-line basis over such period.

   Also included in deferred revenue at September 30, 2005 was approximately $14,100 of deferred licensing sales. Generally, product sales that do not satisfy all criteria for revenue recognition at the time of the transaction are deferred until all such criteria are met. We anticipate recognizing this revenue during the next twelve months.

Accounts Payable

   Accounts payable as of September 30, 2005 decreased by $127,300, or 50.9%, to $122,900 from $250,200 as of December 31, 2004. Accounts payable as of September 30, 2005 were primarily comprised of various operating expenses. Accounts payable as of December 31, 2004 were comprised of operating expenses and significant costs associated with the NES acquisition and the 2005 private placement. The amounts related to the NES acquisition and the 2005 private placement were paid during the first quarter of 2004 and their payment was the primary reason for the decrease in accounts payable.

Accrued Expenses

   Accrued expenses as of September 30, 2005 approximated those as of December 31, 2004. Accrued expenses are charges for services rendered for which an invoice has not yet been received and typically include legal, accounting and outside consultant fees, utilities and other items.

Accrued Wages

   Accrued wages as of September 30, 2005 increased by $67,300, or 25.9%, to $327,400 from $260,100 as of December 31, 2004. The increase was primarily due to hiring five new general and administrative employees during the first nine months of 2005, an increase in commissions and bonuses, based on third quarter 2005 sales, as well as an increase in the costs of employee benefits.

Deferred Compensation

   During the first nine months of 2005, we deferred, and amortized, compensation totaling approximately $8,900 and $2,000, respectively, related to stock options granted to our interim Chief Executive Officer, Robert Dilworth. We are amortizing this amount monthly on the straight-line method, to compensation expense over a three-year period ending in January 2008.

Notes Receivable - Directors

   During the first quarter of 2005, we received payment in full of our notes receivable - directors, generating operating cash of $50,300. Also during the first quarter of 2005, we received a $2,600 principal repayment of the note receivable - shareholder.

Working Capital

   As of September 30, 2005, we had current assets of $3,595,400 and current liabilities of $1,500,200, which netted to working capital of $2,095,200. Included in current liabilities was the current portion of deferred revenue of $818,800.

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

ITEM 4. Controls and Procedures

   Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

   There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

   During the three-month period ended September 30, 2005, we granted the following stock options:

  o stock options to purchase an aggregate 85,000 shares of common stock, at exercise prices ranging from $0.35 to $0.40 per share, were granted to two non-executive employees;

   The grant of such stock options to the above-listed persons was not registered under the Securities Act of 1933, because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to
Section 4(2).

ITEM 6. Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GraphOn Corporation
                                       (Registrant)

                                    Date:  November 21, 2005
                                    By:  /s/ Robert Dilworth
                                         ---------------------------------
                                           Robert Dilworth,
                                    Chief Executive Officer (Interim) and
                                          Chairman of the Board
                                      (Principal Executive Officer)


                                    Date:  November 21, 2005
                                    By:  /s/ William Swain
                                         ---------------------------------
                                            William Swain,
                                       Chief Financial Officer
                                   (Principal Financial Officer and
                                     Principal Accounting Officer)