Form 10KSB
period 2005-12-31
GRAPHON CORP/DE
filed 2006-04-17
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 0-21683

GRAPHON CORPORATION

(Name of small business issuer as specified in its charter)

Delaware	13-3899021
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5400 Soquel Avenue, Suite A2

Santa Cruz, California 95062

(Address of principal executive offices)

Registrant's telephone number: (800) 472-7466

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 Par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	[	]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Exchange Act Rule 12b-2)

Yes ☐ No ☒

Issuer's revenue for its most recent fiscal year.	$ 5,180,200

The aggregate market value of the common equity of issuer held by non-affiliates of the issuer as of March 6, 2006 was approximately $ 7,522,600.

Number of shares of Common Stock outstanding as of March 6, 2006: 46,167,047 shares of Common Stock.

FORWARD LOOKING INFORMATION

This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report or in any document incorporated by reference are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Management's Discussion and Analysis or Plan of Operation," as well as those discussed elsewhere in this report. Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use and/or resale by independent software vendors (ISVs), application service providers (ASPs), corporate enterprises, governmental and educational institutions, and others.

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

On January 31, 2005, we acquired Network Engineering Software, Inc. ("NES"), which was engaged in the development and patenting of proprietary technologies relating to the submission, storage, retrieval and security of information remotely accessed by computers, typically through computer networks or the Internet. In a contemporaneous private placement, we raised a total of $4,000,000 (the "2005 private placement") inclusive of a $665,000 credit, as described elsewhere in this Form 10-KSB.

We are a Delaware corporation, founded in May of 1996. Our headquarters are located at 5400 Soquel Avenue, Suite A2, Santa Cruz, California, 95062 and our phone number is 1-800-GRAPHON (1-800-472-7466). Our Internet website is http://www.graphon.com. The information on our website is not part of this annual report. We also have offices in Concord, New Hampshire, Rolling Hills Estates, California and Berkshire, England, United Kingdom.

You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information that we file electronically with the SEC from time to time. We post our annual, quarterly and periodic filings that we have made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website (please click "About Us," the "Investors," and then "SEC Filings") as soon as reasonably practicable after such reports and other materials have been electronically filed with, or furnished to, the SEC.

Business Connectivity Software

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

With increasing demands to control corporate computing costs, industry leaders are developing technology to address total cost of ownership issues. One approach, led by Sun Microsystems and IBM, utilizes Java-based network computers, which operate by downloading small Java programs to the desktop, which in turn are used for accessing server-based applications. Another approach is Microsoft's Windows Terminal Services, introduced in June 1998. It permits server-based Windows applications to be accessed from Windows-based network computers. Both initiatives are examples of server-based computing. They simplify the desktop by moving the responsibility of running applications to a central server, with the promise of lowering total cost of ownership.

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

Today businesses are exploring alternatives to the Windows desktop. The Linux desktop is a popular choice as it promises lower acquisition costs and avoids "single vendor lock-in." The Linux desktop and the Unix desktop, popular in many engineering organizations, both need to access the large number of applications written for the Microsoft operating environment, such as Office 2003. Our technology enables Windows applications to be published to any client device running our GO-Global client software, including: Linux, Unix, Windows and Macintosh desktops and devices.

Application Service Providers (ASPs)

With the ubiquitous nature of the Internet, new operational models and sales channels are emerging. Traditional high-end software packages that were once too expensive for many companies are now available for rent over the Internet. By servicing customers through a centralized operation, rather than installing and maintaining applications at each customer's site, ASPs play an important role in addressing an enterprise's computing requirements. Today, ASPs are faced with the difficult task of creating, or rewriting, applications to serve the broader market.

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

Our Technology

Our server-based software deploys, manages, supports and executes applications entirely on a server computer by interfacing efficiently and instantaneously to the user's desktop device. Introduction of our Windows-based Bridges software during 2000 enabled us to enter the Windows application market by allowing us to provide support for Windows applications to both enterprise customers and to leverage independent software vendors (ISVs) as a distribution channel. We introduced our GO-Global for Windows product in 2002, which features increased application compatibility, server scalability and improved application performance over our Bridges software.

Our technology consists of three key components:

•	A server component, which runs alongside the server-based application, is responsible for intercepting user-specific information for display at the desktop.
•

A desktop component, which is responsible only for sending keystrokes and mouse motion to the server, displays the appearance of the application to the desktop user. This keeps the desktop simple, or thin, as well as independent of application requirements for resources, processing power and operating systems.

•

Our protocol, which enables efficient communication over both fast networks and slow dial-up connections, allows applications to be accessed from remote locations with network-like performance and responsiveness.

We believe that the major benefits of our technology are as follows:

•

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

•

Supports Strong Information Security Practices. The distributed nature of most organizations' computing environments makes information security difficult. Corporate assets in the form of data are often dispersed among desktop systems. Our server-based approach places the application and data on servers behind firewalls. This allows the corporation to centrally manage its applications and data.

•

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

•

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

•

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

•

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

Our Products

We are dedicated to creating business connectivity technology that brings Windows, Unix, and Linux applications to the web without modification. Our customers include ISVs, Value-Added Resellers (VARs), ASPs and small to medium-sized enterprises. We believe that by employing our technology, our customers can benefit from a very quick time to market, overall cost savings via centralized computing, a client neutral cross-platform solution, and high performance remote access.

Our primary product offerings are:

•

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

•

GO-Global for Unix web-enables Unix and Linux applications, thus allowing them to be run via a browser from many different display devices, over various types of data connections, regardless of the bandwidth or operating systems being used. GO-Global for Unix web-enables individual Unix and Linux applications, or entire desktops. When using GO-Global for Unix, Unix and Linux web enabling is achieved without modifying the underlying applications' code or requiring costly add-ons.

Target Markets

The target market for our products comprises organizations that need to access Windows, Unix and/or Linux applications from a wide variety of devices, from remote locations, including over the Internet, dial-up lines, and wireless connections. This includes organizations, such as small to medium-sized companies, governmental and educational institutions, ISVs, VARs and ASPs. Our software is designed to allow these enterprises to tailor the configuration of the end user device for a particular purpose, rather than following a "one PC fits all," high total cost of ownership model. We believe our opportunities are as follows:

•

ISVs. By web-enabling their applications through use of our products, we believe that our ISV customers can accelerate their time to market without the risks and delays associated with rewriting applications or using other third party solutions, thereby opening up additional revenue opportunities and securing greater satisfaction and loyalty from their customers.

Our technology quickly integrates with their existing software applications without sacrificing the full-featured look and feel of their original software application, thus providing ISVs with out-of-the-box web-enabled versions of their software applications with their own branding for licensed, volume distribution to their enterprise customers. We further believe that ISVs who effectively address the web computing needs of customers and the emerging ASP market will have a competitive advantage in the marketplace.

•

Enterprises Employing a Mix of Unix, Linux, Macintosh and Windows. Small to medium-sized companies that utilize a mixed computing environment require cross-platform connectivity solutions, like GO-Global, that will allow users to access applications from different client devices. It has been estimated that PCs represent over 90% of enterprise desktops. We believe that our products are well positioned to exploit this opportunity and that our server-based software products will significantly reduce the cost and complexity of connecting PCs to various applications.

•

Enterprises With Remote Computer Users and/or Extended Markets. Remote computer users and enterprises with extended markets comprise two of the faster growing market segments in the computing industry. Extended enterprises allow access to their computing resources to customers, suppliers, distributors and other partners, thereby gaining flexibility in manufacturing and increasing speed-to-market and customer satisfaction. For example, extended enterprises may maintain decreased inventory via just-in-time, vendor-managed inventory and related techniques, or they may license their proprietary software application on a "pay-per-time" model, based on actual time usage by the customer. The early adoption of extended enterprise solutions may be driven in part by enterprises' needs to exchange information over a wide variety of computing platforms. We believe that our server-based software products, along with our low-impact protocol, which has been designed to enable highly efficient low-bandwidth connections are well positioned to provide enabling solutions for extended enterprise computing.

•

ASPs. High-end software applications in the fields of human resources, enterprise resource planning, enterprise relationship management, among others, historically have been available only to organizations able to make large investments in capital and personnel. The Internet has opened up global and mid-tier markets to ASPs, which may now offer their software applications to a broader market on a rental basis. Our products enable such ASPs to provide Internet access to their applications with minimal additional investment in development implementation.

•

VARs. The VAR channel potentially presents an additional sales force for our products and services. In addition to creating broader awareness of GO-Global, VARs also provide integration and support services for our current and potential customers. Our products allow VARs to offer a cost effective competitive alternative for server-based thin client computing. In addition, reselling our GO-Global software creates new revenue streams for our VARs through professional services and maintenance renewals.

Strategic Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets. We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us. Our strategic relationships include the following:

•

In February 2002 we signed a three-year, non-exclusive agreement with Agilent Technologies, an international provider of technologies, solutions and services to the communications, electronics, life sciences and chemical analysis industries. Pursuant to this agreement, we licensed our Unix-based web-enabling products to Agilent for inclusion in their Agilent OSS Web Center, an operations support system that provides access to mission-critical applications remotely via a secure Internet browser. This agreement automatically renews for additional one (1) year periods unless written notice is given by either Agilent or us, to the other, as to the intention not to renew this agreement at least sixty (60) days prior to the end of the initial term or any subsequent period. Accordingly, this agreement was renewed during February 2006 for an additional one-year term.

•

We are a party to a distribution agreement with KitASP, a Japanese application service provider founded by companies within Japan's electronics and infrastructure industries, including NTT DATA, Mitsubishi Electric, Omron, RICS, Toyo Engineering and Hitachi, pursuant to which we have afforded KitASP, should it achieve certain performance criteria, an exclusive right, within Japan, to distribute our web-enabling technology, bundled with their ASP services, and to resell our software. This agreement runs until June 2006. We anticipate continuing our relationship with KitASP throughout 2006.

•

We are a party to a non-exclusive licensing agreement with FrontRange, an international software and services company, which affords FrontRange the right to include our GO-Global for Windows software with its HEAT help desk software system. FrontRange has completely integrated GO-Global for Windows into HEAT as iHEAT. We have also licensed our GO-Global for Windows software to FrontRange for integration with its Goldmine client relationship management software package. FrontRange has completely integrated GO-Global for Windows into Goldmine as iGoldmine. This agreement, which expires in March 2007 automatically renews for additional one (1) year terms, unless FrontRange gives us written notice of non-renewal within 45 days prior to the expiration of the then current term. We may terminate this agreement immediately by written notice upon the occurrence of certain predetermined events.

•

We are a party to a non-exclusive licensing agreement with Compuware, an international software and services company, which affords Compuware the right to include our GO-Global for Windows software with its UNIFACE software, a development and deployment environment for enterprise customer-facing applications. Compuware has completely integrated GO-Global for Windows into its UNIFACE deployment architecture as UNIFACE JTi, thereby enabling purchasers to access enterprise-level UNIFACE applications via the Internet. During December 2005, at Compuware's request, we amended this agreement to include Compuware's authorized resellers. This agreement, as amended, is scheduled to expire in September 2006. It automatically renews for additional successive one (1) year periods unless canceled by either party at least thirty (30) days prior to the expiration of the initial term or any subsequent renewal period.

Sales, Marketing and Support

Our sales and marketing efforts are directed at increasing product awareness and demand among ISVs, ASPs, small to medium-sized enterprises, and VARs who have a vertical orientation or are focused on Unix, Linux or Windows environments. Current marketing activities include direct mail, targeted advertising campaigns, tradeshows, production of promotional materials, public relations and maintaining an Internet presence for marketing and sales purposes.

We consider KitASP, Alcatel Italia and FrontRange to be our most significant customers. Sales to KitASP, Alcatel Italia (inclusive of all other Alcatel locations worldwide) and FrontRange represented approximately 16.8%, 16.0% and 11.5% of total sales during 2005 and approximately 14.9%, 20.9% and 14.1% of total sales during 2004, respectively.

Many of our customers enter into, and periodically renew, maintenance contracts to ensure continued product updates and support. Currently, we offer maintenance contracts for one, two, three or five-year periods.

Research and Development

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products. We invested approximately $1,277,600 and $1,500,900 into research and development with respect to our software products in 2005 and 2004, respectively. We historically have made significant investments in our protocol and in the performance and development of our server-based software and expect to continue to make significant product investments during 2006. We also anticipate increasing the size of our in-house research and development workforce during 2006 so that we may accelerate our efforts to further stabilize and enhance our current product offerings and help determine the extent to which the technology covered by the patents we acquired from NES have application, among other possibilities, to our current GO-Global product line.

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

We believe our principal competitors for our current products include Citrix Systems, Inc., Hummingbird Communications, Ltd., WRQ, Network Computing Devices and NetManage. Citrix is the established leading vendor of server-based computing software. Hummingbird is the established market leader in PC X Servers. WRQ, Network Computing Devices, and NetManage also offer traditional PC X Server software.

Proprietary Technology - Intellectual Property Portfolio

We rely primarily on trade secret protection, copyright law, confidentiality and proprietary information agreements to protect our proprietary technology and registered trademarks. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on our results of operations and financial condition. We intend to vigorously defend our patents. There can be no assurance that our efforts to protect our proprietary technology rights will be successful.

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

Upon our acquisition of NES on January 31, 2005, we acquired the rights to 11 patents, which are primarily method patents that describe software and network architectures to accomplish certain tasks. Generally, our patents describe:

•	methods to collect, store and display information developed and accessed by users and stored on host computer servers;
•	methods to provide multiple virtual websites on one computer;

•	methods to protect computers and computer networks from unauthorized access; and
•	methods to provide on-line information and directory service.

The patents, summarized below, have applicability to computer networks, virtual private networks and the Internet.

Patent Number	Date of Grant	Scope of Coverage
5,778,367	July 7, 1998	Automated, network-accessible, user-populated database, particularly for the World Wide Web
6,324,538	November 27, 2001	Automated, network-accessible, user-populated database, particularly for the World Wide Web
6,850,940 (1)	February 1, 2005 (1)	Automated, network-accessible, user-populated database, particularly for the World Wide Web
5,870,550	February 9, 1999	Network-accessible server that hosts multiple websites
6,647,422	November 11, 2003	Network-accessible server that hosts multiple websites
5,826,014	October 20, 1998	Internet firewall application in which a "proxy agent" screens incoming request from network users and verifies the authority of the incoming request before permitting access to a network element
6,061,798	May 9, 2000	Internet firewall application in which a "proxy agent" screens incoming request from network users and verifies the authority of the incoming request before permitting access to a network element
5,898,830	April 27, 1999	Firewall computers that act as intermediaries between pairs of other computers including control of access to a virtual private network
6,052,788	April 18, 2000	Firewall computers that act as intermediaries between pairs of other computers including control of access to a virtual private network
6,751,738	June 15, 2004	Firewall computers that act as intermediaries between pairs of other computers including control of access to a virtual private network
6,804,783	October 12, 2004	Firewall computers that act as intermediaries between pairs of other computers including control of access to a virtual private network
5,790,664	August 4, 1998	Technology for monitoring the license status of software application(s) installed on a client computer

(1) Patent granted on February 1, 2005, subsequent to the acquisition of NES, thereby increasing the number of issued patents from 11 to 12.

As of March 6, 2006, we have 75 applications for method patents filed in the United States Patent Office relating to the various aspects of submission, storage, retrieval and security of information stored on computers accessed remotely, typically through computer networks or the Internet. At that date, the applications had been pending for various periods ranging from approximately 16 to 64 months. Of the 75 applications, 73 are continuations of previously issued patents and two are continuations in part.

Additionally as of March 6, 2006, three of the applications have been allowed but have not yet been issued. No applications for patents have been filed in any foreign jurisdiction.

We intend to maximize the revenue potential of our intellectual property portfolio, primarily consisting of the patents we acquired from NES, by initiating litigation, when appropriate, against those companies who we believe are infringing such patents. We also intend to expand our research and development workforce in order to enhance our current product offerings and to review our intellectual property portfolio to help determine the extent to which the technology covered by our patents has application to our current GO-Global product line. As more fully discussed elsewhere in this Form 10-KSB, in November 2005, we initiated an infringement action with respect to two of our patents.

Operations

We perform all purchasing, order processing and shipping of our products and accounting functions related to our operations. We also perform production of software masters, development of documentation, packaging designs, quality control and testing. When required by a customer, CD-ROM and floppy disk duplication, printing of documentation and packaging are also accomplished through in-house means. We generally ship products electronically immediately upon receipt of order. As a result, we have relatively little backlog at any given time, and do not consider backlog a significant indicator of future performance. Additionally, since virtually all of our orders are currently being fulfilled electronically, we do not maintain any prepackaged inventory.

Employees

As of March 6, 2006, we had a total of 26 employees, including five in marketing, sales and support, 12 in research and development, seven in administration and finance and two in our patent group. We believe our relationship with our employees is good. No employees are covered by a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTIES

We currently occupy approximately 1,850 square feet of office space in Santa Cruz, California, under a lease that will expire in July 2008. Rental of these premises will average approximately $3,600 per month over the term of the lease, which is inclusive of our pro rata share of utilities, facilities maintenance and other costs. We have the option to renew the lease for one three-year term upon its expiration by giving written notice to the landlord not later than 180 days prior to the expiration of the initial lease term. Santa Cruz is our corporate headquarters and is staffed by administrative personnel.

During October 2005 we renewed our lease for approximately 3,300 square feet of office space in Concord, New Hampshire, for a one-year term, which is cancelable upon 30-days written notice by either our landlord or us. Rent on the Concord facility is approximately $5,300 per month. Concord is our primary engineering facility and is staffed by our Windows software engineers.

We currently occupy approximately 800 square feet of office space in Rolling Hills Estates, California, under a lease that will expire in March 2007. Monthly rental payments are approximately $1,400 for the Rolling Hills Estates office. This office is staffed by a sales representative and an administrative employee.

We also lease approximately 250 square feet of office space in Berkshire, England, United Kingdom under a lease that runs through December 2006. Monthly rent on this office is approximately $400 per month, which rate is subject to fluctuation, depending on exchange rates. This office is staffed by a sales representative.

We believe our current facilities will be adequate to accommodate our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On November 23, 2005, we initiated a proceeding against AutoTrader.com in the United States District Court in the Eastern District of Texas, alleging that Autotrader.com was infringing two of our patents, namely Nos. 6,324,538 and 6,850,940 (the "538" and "940" patents, respectively), which protect our unique method of maintaining an automated and network accessible database, on its AutoTrader.com website. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. Autotrader.com filed its Answer and Counterclaims on January 17, 2006 seeking a declaratory judgment that it does not infringe the 538 and 940 patents and that both patents are invalid. On March 24, 2006, Autotrader.com filed a motion for summary judgment seeking to invalidate the 538 and 940 patents.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting of Stockholders was held on December 22, 2005. At the meeting, one director was reelected to serve for a three-year term. The vote was as follows:

	For	Withheld
Gordon Watson	31,530,396	370,929

The following individuals continue in their capacity as directors: Robert Dilworth, August Klein and Michael Volker. Their current terms expire during 2007, 2007 and 2006, respectively.

The shareholders approved adoption of the 2005 Equity Incentive Plan. The vote was as follows:

For	Against	Abstain	Broker Non-votes
20,692,571	656,532	224,580	10,327,642

The shareholders also ratified the reappointment of Macias Gini & Company LLP as our independent auditors for fiscal 2005. The vote was as follows:

For	Against	Abstain
31,560,364	76,272	264,689

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock. Since March 27, 2003 our common stock has been quoted on the Over-the-Counter Bulletin Board. Our common stock is quoted under the symbol "GOJO."

	Fiscal 2005		Fiscal 2004
Quarter	High	Low	High	Low
1st	$ 0.65	$ 0.39	$ 1.03	$ 0.20
2nd	$ 0.45	$ 0.26	$ 0.93	$ 0.41
3rd	$ 0.48	$ 0.29	$ 0.51	$ 0.25
4th	$ 0.38	$ 0.18	$ 0.56	$ 0.25

On March 7, 2006, there were approximately 178 holders of record of our common stock. Between January 1, 2006 and March 6, 2006, the high and low reported sales price of our common stock was $0.30 and $0.19, respectively, and on March 6, 2006 the closing price of our common stock was $0.25.

We have never declared or paid dividends on our common stock, nor do we anticipate paying any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance the operations and expansion of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon the earnings, financial condition, operating results, capital requirements and other factors as deemed necessary by the Board of Directors.

Information regarding our equity compensation plans, including stockholder approved plans and plans not approved by stockholders, is set forth in Item 11 of this Annual Report on Form 10-KSB.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and related notes provided elsewhere in this Annual Report on Form 10-KSB.

Critical Accounting Policies. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Summary of Significant Accounting Policies appears in Part II, Item 7 - Financial Statements, of this Form 10-KSB, which describes the significant accounting polices and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, the impairment of intangible assets, contingencies and other special charges and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

Revenue earned on software arrangements involving multiple elements is allocated to each element arrangement based on the relative fair values of the elements. If there is no evidence of the fair value for all the elements in a multiple element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. We recognize revenue from the sale of software licenses when all the following conditions are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	Our price to the customer is fixed or determinable; and
•	Collectibility is reasonably assured.

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

Certain of our ISV, VAR or ASP customers (who we refer to as "resellers") prepay for licenses they intend to resell. Upon receipt of the prepayment, if all other revenue recognition criteria outlined above have been met, we recognize licensing revenue when the reseller is given access to the licensed programs. The resellers provide us with monthly sell-through reports that detail, for the respective month, various items, such as the number of licenses purchased from us, the number they have sold to other parties, the ending balance of licenses they hold as inventory available for future sale and certain information pertaining to their customers such as customer name, licenses purchased, purchase date and contact information. We monitor and reconcile the resellers' inventory records to our records via the monthly sell-through reports.

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

We recognize revenue from service contracts ratably over the related contract period, which generally ranges from one to five years.

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

Patents

The patents we acquired in the NES acquisition are being amortized over their estimated remaining economic lives, currently estimated to be approximately five years, as of December 31, 2005. Costs associated with filing, documenting or writing method patents are expensed as incurred.

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

Impairment of Intangible Assets

We perform impairment tests on our intangible assets, including our patents, on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, we may strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of intangible assets.

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

We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS 148 (hereinafter collectively referred to as SFAS 123). The fair value of these stock-based awards to employees was estimated using the Black-Scholes option-pricing model. Had compensation cost for our stock option plans and employee stock purchase plan been determined consistent with SFAS 123, our reported net loss and net loss per common share would have been changed to the amounts discussed elsewhere in this Form 10-KSB. See New Accounting Pronouncements, below, for further details on accounting for stock-based compensation.

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2005 and 2004 along with the dollar and percentage changes from 2004 to 2005 in the respective line items.

	Year Ended December 31,		Change in
	2005	2004	Dollars	Percentage
Revenue	$ 5,180,200	$ 3,529,800	$ 1,650,400	46.8%
Cost of revenue	503,700	903,800	(400,100)	(44.3)
Gross profit	4,676,500	2,626,000	2,050,500	78.1

Operating expenses:
Selling and marketing	1,523,000	1,383,700	139,300	10.1
General and administrative	3,042,100	1,183,600	1,858,500	157.0
Research and development	1,277,600	1,500,900	(223,300)	(14.9)
Total operating expenses	5,842,700	4,068,200	1,774,500	43.6
Loss from operations	(1,166,200)	(1,442,200)	276,000	19.1

Other income (expense):
Interest and other income	41,700	14,700	27,000	183.7
Interest and other expense	(4,500)	-	(4,500)	na
Total other income (expense)	37,200	14,700	22,500	153.1
Loss before provision for income tax	(1,129,000)	(1,427,500)	298,500	20.9
Provision for income tax	18,200	-	18,200	na
Net loss	(1,147,200)	(1,427,500)	280,300	19.6
Other comprehensive loss	-	(1,000)	1,000	100.0

Comprehensive loss	(1,147,200)	(1,426,500)	279,300	19.6
Deemed dividends on preferred stock	(4,000,000)	-	(4,000,000)	na
Net loss attributable to common shareholders	$ (5,147,200)	$ (1,426,500)	$ (3,720,700)	(260.8)%

Revenue. Our revenue is primarily derived from product licensing fees and service fees from maintenance contracts. Other sources of revenue include private labeling fees and sales of software development kits. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name. We defer these fees upon contract signing and recognize the revenue ratably over the initial term of the contract. Software development kits are tools that allow end users to develop, interface and brand their own applications for use in conjunction with either our Windows or Unix/Linux products. Currently, we do not generate a significant amount of revenue from private labeling transactions, nor do we anticipate generating a significant amount of revenue from them or from the sale of software development kits during 2006.

The table that follows summarizes product licensing fees for the years ended December 31, 2005 and 2004 and calculates the change in dollars and percentage from 2004 to 2005 in the respective line item.

	Year Ended December 31,		Increase/(Decrease)
Product licensing fees	2005	2004	Dollars	Percentage
Windows	$ 2,271,000	$ 1,361,600	$ 909,400	66.8%
Unix/Linux	1,501,400	1,033,600	467,800	45.3
Total	$ 3,772,400	$ 2,395,200	$ 1,377,200	57.5

The increases in both Windows and Unix-based product licensing fees revenue for the year ended December 31, 2005 as compared with the prior year were reflective of how such revenue varies because a significant portion of this revenue has been, and continues to be earned from a limited number of significant customers, most of whom are original equipment manufacturers (OEMs) or VARs. Consequently, if any of these significant customers change their order level, or fail to order, our product licensing fees revenue can be materially adversely impacted. We expect this situation to continue during 2006.

During the year ended December 31, 2005, two of our most significant Windows customers (KitASP and FrontRange) purchased approximately an aggregate $641,300 more Windows product licenses than they did during the prior year. Three other Windows customers, who are also OEMs and/or VARs, purchased approximately an aggregate $452,400 more Windows product licenses during the year ended December 31, 2005 than they did during the prior year. Partially offsetting these increases were aggregate decreases approximating $184,300 resulting from reduced Windows product licenses purchases from our other customers.

During the year ended December 31, 2005, our most significant Unix customer (Alcatel) purchased approximately $112,600 more Unix product licenses than they did during the prior year. Additionally, a reseller with whom we do business periodically, who resells to the United States military, purchased approximately an aggregate $415,800 of Unix product licenses during the year ended December 31, 2005, as compared with no such purchases during the prior year. Partially offsetting these increases were aggregate decreases approximating $60,600 resulting from reduced Unix product licenses purchases from our other customers.

We anticipate that many of our customers will enter into, and periodically renew, maintenance contracts to ensure continued product updates and support. Currently we offer maintenance contracts for one, two, three or five-year periods. Revenue from maintenance contracts totaled approximately $1,358,600 in 2005 and $1,015,000 in 2004 and was approximately 26.2% and 28.8% of revenue in 2005 and 2004, respectively. We expect revenue from maintenance contracts in 2006 to exceed 2005 levels due to an increase in license sales in 2005 and anticipated renewals in 2006.

For the year ended December 31, 2005, approximately 82.8% of our total sales were made to 26 customers. The three largest of these customers accounted for approximately 16.8%, 16.0% and 11.5%, respectively, of total sales. These three customers' December 31, 2005 year-end accounts receivable balances represented approximately 0.0%, 11.6%, and 6.0% of reported net accounts receivable. By March 16, 2006, we had collected the majority of these outstanding balances.

For the year ended December 31, 2004, approximately 75.9% of our total sales were made to 20 customers. The three largest of these customers accounted for approximately 20.9%, 14.9% and 14.1%, respectively, of total sales. These three customers' December 31, 2004 year-end accounts receivable balances represented approximately 30.9%, 2.9% and 0.0% of reported net accounts receivable. By March 16, 2005, we had collected the majority of these outstanding balances.

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

Cost of revenue was approximately 9.7% and 25.6% of total revenues for the years 2005 and 2004, respectively. The decrease in product costs in 2005 from 2004 was primarily due to all remaining elements of our acquired technology becoming fully amortized during 2004. The decrease in service costs was due to changes in the mix of engineers who were providing such services and the amount of time they spent providing such services. We review our engineering activities on an on-going basis to ensure that our resources are deployed most efficiently to allow us to strike an appropriate balance between servicing customers' needs and product development.

We anticipate that our 2006 cost of revenue will approximate our 2005 cost of revenue.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related benefits, sales commissions, outside consultants, travel expenses, trade show related activities and promotional costs.

Sales and marketing expenses were approximately 29.4 % and 39.2 % of total revenues for the years 2005 and 2004, respectively. The increase in sales and marketing expenses in 2005 from 2004 was primarily caused by increased commissions ($283,300) and bonuses ($85,100), which were partially offset by decreased wages and benefits ($116,800), and outside consultants ($61,600). The reasons for these changes were as follows:

•	The increase in commissions was the result of higher sales in 2005, as compared with 2004, and the attainment of various sales quotas during 2005.
•	The increase in bonuses was due to the attainment of certain performance-based goals and objectives during 2005.
•	The decrease in wages and benefits was the result of having two less sales representatives during 2005, as compared with 2004.
•	The decrease in outside marketing consultants was a result of reducing the budget for such 2005 expenditures and prioritizing 2005 activities to live within the budgetary constraints.

We expect that cumulative sales and marketing expenses in 2006 will exceed 2005 levels, which will be inclusive of the impact of hiring an additional sales representative during 2006..

General and Administrative Expenses. General and administrative expenses primarily consist of salaries and related benefits, legal and professional services, depreciation of fixed assets, amortization of patents, insurance, costs associated with being a publicly held company and bad debts expense.

General and administrative expenses were approximately 58.7% and 33.5% of 2005 and 2004 total revenues, respectively. General and administrative expense increased in 2005 from 2004 primarily as a result of our acquisition of NES and their patent portfolio and a resulting increase to our administrative staff. Significant increases included wages and benefits ($494,700), depreciation and amortization, primarily of the patent portfolio, ($816,400), legal fees ($258,100) and bonuses ($97,800). The reasons for these increases were as follows:

•

Wages and benefits were up as a result of hiring five new employees during 2005, including two associated with our newly-acquired patents and three administrative people, one of whom replaced an outside consultant whose contract was not renewed during 2005.

•	Depreciation and amortization increased as a direct result of the amortization of the newly-acquired patents.
•

Legal fees increased primarily as a result of costs associated with the newly-acquired patents and certain costs associated with the private placement of our capital stock, which occurred during the first three months of 2005.

•	Bonuses increased primarily as the result of the attainment of certain performance-based goals and objectives during 2005.

The ending balance of our allowance for doubtful accounts as of December 31, 2005 and 2004 was $46,800. Bad debts expense was approximately $2,300 and $0, for the years ended December 31, 2005 and 2004, respectively.

We anticipate that cumulative general and administrative expense in 2006 will exceed those incurred during 2005. During 2006 we will recognize salaries and related benefits for our five 2005 new hires for the entire year, versus their actual periods of employment during 2005, and we will recognize patent-related expenses, including amortization, for a full year, as compared with eleven months during 2005

Research and Development Expenses. Research and development expenses consist primarily of salaries and related benefits paid to software engineers, payments to contract programmers, depreciation and facility expenses related to our remotely located engineering offices.

Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to the general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during either 2005 or 2004.

Research and development expense was approximately 24.7% and 42.5% of total revenues for the years 2005 and 2004, respectively. The decrease in research and development expense in 2005 from 2004 was primarily caused by decreased wages and benefits ($197,000) and decreased depreciation of fixed assets ($45,900). The reasons for these changes were as follows:

•	We had three fewer engineers during 2005 as compared with 2004.
•	Depreciation expense decreased due to the timing of various assets reaching the end of their estimated useful lives, as well as minimal capital expenditures over the course of the last few years.

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products. We historically have made significant investments in our protocol and in the performance and development of our server-based software and expect to continue to make significant product investments during 2006. We also anticipate increasing the size of our in-house research and development workforce during 2006 so that we may accelerate our efforts to further stabilize and enhance our current product offerings and help determine the extent to which the technology covered by the patents we acquired from NES have application, among other possibilities, to our current GO-Global product line.

Interest and Other Income. During 2005 and 2004, the primary component of interest and other income was interest income derived on excess cash. Our excess cash was held in relatively low-risk, highly liquid investments, such as U.S. Government obligations, bank and/or corporate obligations rated "A" or higher by independent rating agencies, such as Standard and Poors, or interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

Interest and other income was approximately 0.8% and 0.4% of total revenues for the years ended December 31, 2005 and 2004, respectively. The increase in interest income in 2005 from 2004 was primarily due to higher average balances of cash and cash equivalents during 2005, as compared with 2004, which resulted from the proceeds of the private placement of our stock which occurred during the first quarter of 2005. During 2005, another factor leading to the increase in interest and other income was interest income derived from our note receivable - shareholder, as explained elsewhere in this Form 10-KSB.

Provision for Income Taxes. For the year ended December 31, 2005 we have recorded a current tax provision of approximately $18,200. At December 31, 2005, we had approximately $42 million of federal net operating loss carryforwards and approximately $14 million of California state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2013 for federal tax purposes and 2006 for state tax purposes, respectively.

In 1998, we experienced a "change of ownership" as that term is defined in the Tax Reform Act of 1986. As such, utilization of our net operating loss carryforwards through 1998 will be limited to $400,000 per year until such carryforwards are fully utilized or expire.

Deemed Dividends on Preferred Stock. On February 2, 2005, we completed the 2005 private placement, which raised a total of $4,000,000 through the sale of 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock.

The fair value of the Series A preferred stock was calculated based on the market price and underlying number of common shares they would have converted into had the conversion occurred immediately upon their issuance. The market price for our common stock on the commitment date of the 2005 private placement was $0.46 and the Series A preferred stock would have converted into 14,814,800 common shares, thus deriving a fair value of approximately $6,814,800.

The fair value of the warrants was estimated to be $1,877,700 and was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 1.5%, a volatility factor of 60%, a dividend yield of 0% and a five year life.

Based on the relative fair values of the Preferred Shares and the warrants at the time of their issuance, we allocated $3,136,000 of the $4,000,000 proceeds of the 2005 Private Placement to the Preferred Shares and $864,000 to the warrants.

The Preferred Shares we issued contained a non-detachable conversion feature (the "Beneficial Conversion Feature") that was in-the-money upon completion of the 2005 Private Placement. The discount resulting from recording the Beneficial Conversion Feature, as determined using the intrinsic value method, was calculated to be approximately $3,136,000 and was recognized as if this amount had been declared a non-cash dividend to the preferred shareholders when the preferred stock was converted to common stock.

Additionally, the approximate $864,000 discount resulting from the allocation of the proceeds of the 2005 Private Placement on a relative fair value basis to the Series A preferred shares and the warrants issued in the 2005 Private Placement was recognized as if this amount had been declared a non-cash dividend to the preferred shareholders when the preferred stock was converted to common stock.

On March 29, 2005, our stockholders approved an amendment to our certificate of incorporation increasing our authorized but unissued common stock from 45,000,000 to 195,000,000 shares. Upon the effectiveness of the certificate of amendment to our certificate of incorporation implementing this increase, each share of Series A preferred stock was automatically converted into 100 shares of our common stock and each warrant was automatically converted into a warrant to purchase that number of shares of common stock equal to the number of shares of preferred stock subject to the warrant multiplied by 100. As a result, all outstanding shares of Series A Preferred Stock (148,148 shares) were converted into 14,814,800 shares of our common stock. In addition, upon the effectiveness of the certificate of amendment, all outstanding warrants to purchase shares of Series A preferred stock (14,815 shares) and Series B preferred stock (81,477 shares) were converted into five-year warrants to purchase 1,481,500 shares of our common stock at an exercise price of $0.27 per share and five-year warrants to purchase 8,147,700 shares of our common stock at an exercise price of $0.40 per share, respectively.

Liquidity and Capital Resources

On January 29, 2004, we completed a private placement, which raised a total of $1,150,000 through the sale of 5,000,000 shares of common stock and five-year warrants to purchase 2,500,000 shares of common stock (the "2004 private placement"). Net proceeds of approximately $931,400, as well as other working capital items, were used to fund our operations during 2004.

On February 2, 2005, we completed the 2005 private placement, which raised a total of $4,000,000 (inclusive of a $665,000 credit as described below) through the sale of 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock. In a contemporaneous transaction, we acquired NES for 9,599,993 shares of common stock, the assumption of approximately $235,000 of NES' indebtedness and the reimbursement to AIGH Investment Partners, LLC ("AIGH"), an affiliate of a principal stockholder (Orin Hirschman), of $665,000 for its advance on our behalf of a like sum in December 2004 to settle certain third party litigation against NES. We reimbursed the advance through a partial credit against the price of our securities acquired by AIGH in the 2005 private placement.

As of December 31, 2005, we had consumed approximately $467,300 and $699,000 of the cash raised in the 2005 private placement paying for expenses related to the 2005 private placement and the NES acquisition, respectively. We will disburse an additional $58,000 and $0 of cash paying for expenses related to the 2005 private placement and the NES acquisition, respectively, in 2006, however, there can be no guarantees that these amounts will be final. Once all aggregate costs associated with the 2005 private placement and NES acquisition have been paid, there will be net proceeds of approximately $2,110,700 remaining from the 2005 private placement available for general corporate purposes.

Our operating activities provided approximately $747,200 of net cash during 2005. This net cash was provided primarily by a $675,600 increase in deferred revenue and $1,065,800 of depreciation and amortization charges during 2005. Partially offsetting these amounts was our $1,129,000 net loss for 2005. We consumed approximately $772,100 of net cash in our 2005 investing activities. This amount was primarily comprised of $699,000 cash disbursed as part of the NES acquisition and $70,600 of general capital expenditures. Our financing activities provided net cash of approximately $2,877,700 during 2005. The majority of this net cash was the result of the 2005 private placement.

During 2004 we consumed $863,000 of net cash in our operating activities. This net consumption of cash related primarily to our net loss of $1,427,500 and an aggregate decrease in cash flow from our operating assets and liabilities of $98,800, which were offset by certain non-cash charges, primarily depreciation and amortization of $664,700. We consumed $435,500 of net cash in our investing activities, primarily resulting from a $350,000 increase in note receivable - related party, a $59,200 increase in deferred acquisition costs, (both of which were related to our acquisition of NES) and the purchase of approximately $33,400 of fixed assets. We generated net positive financing cash flows of approximately $947,300. These cash flows primarily related to net proceeds from the 2004 private placement of $931,400 and proceeds from the exercise of warrants issued as part of the 2004 private placement of $6,900.

We are planning to increase investments in our operations during 2006 and to fund these increases through our cash on hand, as of December 31, 2005, and our 2006 anticipated revenue streams. We are aggressively looking at ways to improve our revenue stream, including through the development of new products and further acquisitions. We continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity. We believe that maintaining our current revenue stream, coupled with our cash on hand, will be sufficient to support our operational plans for 2006.

Cash and cash equivalents

As of December 31, 2005, cash and cash equivalents were approximately $3,528,100. We anticipate that our cash and cash equivalents as of December 31, 2005, together with revenue from 2006 operations will be sufficient to fund our anticipated expenses during the next twelve months. However, due to the inherent uncertainties associated with predicting future operations, there can be no assurances that these resources will be sufficient to fund our anticipated expenses during the next twelve months.

Accounts receivable, net

At December 31, 2005, we had approximately $763,300 in accounts receivable, net of allowances totaling $46,800. During 2005 we wrote off receivables aggregating approximately $2,300. From time to time, we could maintain individually significant accounts receivable balances from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially adversely affected.

Commitments and contingencies

We do not anticipate any material capital expenditure commitments for the next twelve months.

The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space, as previously discussed and assumes that we will occupy all current leased facilities for the full term of the underlying leases:

Year ending December 31,
2006	$ 114,500
2007	$ 44,200
2008	$ 25,400
2009 and thereafter	$ -

Rent expense aggregated approximately $123,100 and $95,700 for the years ended December 31, 2005 and 2004, respectively.

As a condition of the 2004 private placement, we entered into an Investment Advisory Agreement with Orin Hirschman, a significant stockholder of ours. Pursuant to this agreement, in the event that we complete a transaction with a third party introduced to us by Mr. Hirschman, we shall pay to Mr. Hirschman 5% of the value of that transaction. The agreement, as amended, expires on January 29, 2008.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the accounting for and the reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 31, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations, financial position or cash flows.

In December 2004, FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. As of the effective date, we will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which requisite service has not yet been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123 "Stock-Based Compensation." We will apply SFAS No. 123R using a modified version of prospective application.

Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS

No. 123R for either recognition or pro forma disclosures. We adopted SFAS No. 123R as of January 1, 2006. We expect the adoption SFAS No. 123R will have a material impact on our statement of operations. Compensation expense associated with stock options and similar awards will now be recorded in the statement of operations, instead of being reported within the footnote disclosures to the financial statements. We expect that such recorded future compensation expense, as calculated under SFAS No. 123R, will approximate amounts that have historically been disclosed within the footnotes to our prior years' financial statements.

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

We have experienced significant losses since we began operations. We expect to continue to incur losses at least for the near future. We incurred operating losses of approximately $1,166,200 and $1,442,200 for the years ended December 31, 2005 and 2004, respectively. Our expenses have increased as we have begun our efforts to enforce our rights under the patents we acquired in the NES acquisition; however, we cannot give assurance that revenues will increase sufficiently to exceed costs. We do not expect to be profitable in 2006. In future reporting periods, if revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

If we are unable to generate a positive cash flow from operations, or are unsuccessful in securing external means of financing, we may not be able to continue our operations.

We have not been able to consistently generate positive cash flow from our operations. For the year ended December 31, 2005, we generated approximately $747,200 net cash from our operations, as compared with consuming approximately $863,000 in our operations for the year ended December 31, 2004. We have been financing our operations primarily from selling common and preferred stock. We believe that we have sufficient cash to meet our operating needs throughout 2006 with the cash we raised in the 2005 private placement and the cash we had on hand as of December 31, 2005. However, if we were unable to generate positive cash flow from our operations in future periods or were unable to raise external sources of financing, we might need to discontinue our operations entirely.

We may not realize the anticipated benefits of acquiring NES.

We acquired NES in January 2005 with the anticipation that we would realize various benefits, including, among other things, licensing revenues through expansion of our product offerings or enhancement of our current product line, ownership of 11 issued patents and another 43 patent applications in process. We may not fully realize some or all of these benefits and the acquisition may result in the diversion of management time and cash resources to the detriment of our core software business. Costs incurred and liabilities assumed in connection with this acquisition could also have an adversely impact our future operating results.

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

The market for our products and services are characterized by:

•	frequent new product and service introductions and enhancements;
•	rapid technological change;
•	evolving industry standards;
•	fluctuations in customer demand; and
•	changes in customer requirements.

Our future success depends on our ability to continually enhance our current products and develop and introduce new products that our customers choose to buy. If we are unable to satisfy our customers' demands and remain competitive with other products that could satisfy their needs by introducing new products and enhancements, our business, results of operations and financial condition could be materially adversely impacted. Our future success could be hindered by:

•	delays in our introduction of new products and/or enhancements of existing products;
•	delays in market acceptance of new products and/or enhancements of existing products;
•	our, or a competitor's, announcement of new products and/or product enhancements or technologies that could replace or shorten the life cycle of our existing products.

For example, sales of our GO-Global for Windows software could be affected by the announcement from Microsoft of the release and the actual release of a new Windows-based operating system or an upgrade to a previously released Windows-based operating system version as these new or upgraded systems may contain similar features to our products or they could contain architectural changes that temporarily prevent our products from functioning properly within a Windows-based operating system environment.

Our business could be adversely impacted by conditions affecting the information technology market.

The demand for our products depends substantially upon the general demand for business-related software, which fluctuates on numerous factors, including capital spending levels, the spending levels and growth of our current and prospective customers and general economic conditions. Fluctuations in the demand for our products could have a material adverse effect on our business, results of operations and financial condition.

Our business could be adversely impacted by changes pending in the United States Patent and Trademark Office ("PTO") or by cases being reviewed by the United States Supreme Court ("Supreme Court").

Currently, proposed rule changes are pending in the PTO that will affect how currently pending and new patent applications are processed by the PTO. These rule changes may have an adverse affect on our presently pending patent applications and any patent applications we may file in the future.

Several cases have been selected for review this term by the Supreme Court that involve patent law. In particular, MercExchange v. eBay examines the right for a patent holder to obtain permanent injunctive relief when a patent is found to be valid and infringed. One possible outcome is that permanent injunctive relief may be less readily available to patent holders. Such a result could adversely affect our ability to obtain permanent injunctive relief in the future, potentially weakening our position in settlement negotiations.

Sales of products within our GO-Global product line constitute a substantial majority of our revenue.

We anticipate that sales of products within our GO-Global product line, and related enhancements, will continue to constitute a substantial majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our GO-Global product line will depend on continued market acceptance of GO-Global. Declines in demand for our GO-Global product line could occur as a result of:

•	lack of success with our strategic partners;
•	new competitive product releases and updates to existing competitive products;
•	decreasing or stagnant information technology spending levels;
•	price competition;
•	technological changes, or;
•	general economic conditions in the market in which we operate.

If our customers do not continue to purchase GO-Global products as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected.

If we determine that any of our intangible assets, including the patents acquired from NES, are impaired, we would be required to write down the value of the asset(s) and record a charge to our income statement, which could have a material adverse effect on our results of operations.

We have a significant amount of intangible assets reported on our balance sheet as of December 31, 2005. We have net balances of approximately $4,519,400 and $80,100 reported as Patents and Capitalized Software, respectively. We review for asset impairment annually, or sooner if events or changes in circumstances indicate that the carrying amounts could be impaired. Due to uncertain market conditions, potential changes in our strategy and product portfolio, and other factors, it is possible that the forecasts we use to support our intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

Our stock price has been historically volatile and you could lose the value of your investment.

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

Our operating results are likely to fluctuate significantly in the future on a quarterly and on an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

•	Our ability to maximize the revenue opportunities of our patents;
•	The degree of success of products or product enhancements that we may introduce;
•	Variations in the size of orders by our customers;
•	Increased competition;
•	The proportion of overall revenues derived from different sales channels such as distributors, original equipment manufacturers (OEMs) and others;
•	Changes in our pricing policies or those of our competitors;
•	The financial stability of major customers;
•	New product introductions or enhancements by us or by competitors;
•	Delays in the introduction of products or product enhancements by us or by competitors;
•	The degree of success of new products;
•	Any changes in operating expenses; and
•	General economic conditions and economic conditions specific to the software industry.

In addition, our royalty and license revenues are impacted by fluctuations in OEM licensing activity from quarter to quarter, which may involve one-time orders from non-recurring customers, or customers who order infrequently. Our expense levels are based, in part, on expected future orders and sales; therefore, if orders and sales levels are below expectations, our operating results are likely to be materially adversely affected. Additionally, because significant portions of our expenses are fixed, a reduction in sales levels may disproportionately affect our net income. Also, we may reduce prices or increase spending in response to competition or to pursue new market opportunities. Because of these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of securities analysts or investors. In that event, the trading price of our common stock would likely be adversely affected.

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

As regards our intention to maximize the revenue opportunities the portfolio of patents that we acquired from NES:

•	Although we believe the NES patents to be strong, there can be no assurance that they will not be found invalid either in whole or in part if challenged.
•	Invalidation of their broadest claims could result in very narrow claims that do not have the potential to produce meaningful license revenues.
•

Many of the companies that we intend to seek licenses from are very large with significant financial resources. We currently lack the ability to defend our patents against claims of invalidity if such litigation is heavily contested over an extended period of months or even years.

•

We have engaged attorneys that work on our behalf on a contingent fee basis and intend to pursue litigation until a resolution is achieved that is favorable to us. Such attorneys may seek to limit their exposure either by advocating licensing settlements that are not favorable to us or may abandon their efforts on our behalf.

•

Because NES obtained no foreign patents or filed any foreign patent applications, infringing companies may seek to avoid our demand for licenses by moving the infringing activities offshore where U.S. patents cannot be enforced.

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

Our products are primarily sold through several distribution channels. An integral part of our strategy is to strengthen our relationships with resellers such as OEMs, systems integrators, VARs, distributors and other vendors to encourage these parties to recommend or distribute our products and to add resellers both domestically and internationally. We currently invest, and intend to continue to invest, significant resources to expand our sales and marketing capabilities. We cannot assure you that we will be able to attract and/or retain resellers to market our products effectively. Our inability to attract resellers and the loss of any current reseller relationships could have a material adverse effect on our business, results of operations and financial condition. Additionally, we cannot assure you that resellers will devote enough resources to provide effective sales and marketing support to our products.

The market in which we participate is highly competitive and has more established competitors.

The market we participate in is intensely competitive, rapidly evolving and subject to technological changes. We expect competition to increase as other companies introduce additional competitive products. In order to compete effectively, we must continually develop and market new and enhanced products and market those products at competitive prices. As markets for our products continue to develop, additional companies, including companies in the computer hardware, software and networking industries with significant market presence, may enter the markets in which we compete and further intensify competition. A number of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, sales, technical, marketing and other resources than we do. We cannot assure you that our competitors will not develop and market competitive products that will offer superior price or performance features or that new competitors will not enter our markets and offer such products. We believe that we will need to invest increased financial resources in research and development to remain competitive in the future. Such financial resources may not be available to us at the time or times that we need them, or upon terms acceptable to us. We cannot assure you that we will be able to establish and maintain a significant market position in the face of our competition and our failure to do so would adversely affect our business.

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheet of GraphOn Corporation and subsidiary (the "Company") as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GraphOn Corporation and subsidiary as of December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Macias Gini & Company LLP

Macias Gini & Company LLP

Sacramento, California

April 17, 2006

GraphOn Corporation

Consolidated Balance Sheet

As of December 31, 2005

Assets
Current Assets
Cash and cash equivalents	$ 3,528,100
Accounts receivable, net of allowance for doubtful accounts of $46,800	763,300
Prepaid expenses and other current assets	43,700
Total Current Assets	4,335,100

Property and equipment, net	94,800
Capitalized software, net	80,100
Patents, net	4,519,400
Other assets	7,300
Total Assets	$ 9,036,700

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$ 145,800
Accrued expenses	196,300
Accrued wages	484,700
Deferred revenue	1,014,600
Total Current Liabilities	1,841,400

Deferred revenue	777,400
Total Liabilities	2,618,800

Commitments and contingencies (Note 10)	-

Shareholders' Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 46,167,047 shares issued and outstanding	4,600
Additional paid-in capital	58,342,700
Deferred compensation	(6,200)
Note receivable - shareholder	(260,100)
Accumulated deficit	(51,663,100)
Total Shareholders' Equity	6,417,900
Total Liabilities and Shareholders' Equity	$ 9,036,700

See accompanying summary of significant accounting policies and notes to consolidated financial statements

GraphOn Corporation

Consolidated Statements of Operations and Comprehensive Loss

For the Year Ended December 31,
	2005	2004
Revenue
Product licenses	$ 3,772,400	$ 2,395,200
Service fees	1,358,600	1,015,000
Other	49,200	119,600
Total Revenue	5,180,200	3,529,800

Cost of Revenue
Product costs	207,900	572,100
Service costs	295,800	331,700
Total Cost of Revenue	503,700	903,800

Gross Profit	4,676,500	2,626,000

Operating Expenses
Selling and marketing	1,523,000	1,383,700
General and administrative	3,042,100	1,183,600
Research and development	1,277,600	1,500,900
Total Operating Expenses	5,842,700	4,068,200

Loss From Operations	(1,166,200)	(1,442,200)

Other Income (Expense)
Interest and other income	41,700	14,700
Interest and other expense	(4,500)	-
Total Other Income, net	37,200	14,700
Loss Before Provision for Income Tax	(1,129,000)	(1,427,500)
Provision for income tax	18,200	-
Net Loss	(1,147,200)	(1,427,500)
Other Comprehensive Income
Foreign currency translation adjustment	-	1,000
Comprehensive Loss	(1,147,200)	(1,426,500)
Deemed dividends on preferred stock	(4,000,000)	-

Loss Attributable to Common Shareholders	$ (5,147,200)	$ (1,426,500)

Basic and Diluted Loss per Common Share	$ (0.12)	$ (0.07)

Weighted Average Common Shares Outstanding	41,833,535	21,307,966

See accompanying summary of significant accounting policies and notes to consolidated financial statements

GraphOn Corporation

Consolidated Statements of Shareholders' Equity

				Additional Paid-in Capital	Deferred Compen-sation	Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals

		Common Stock
	Preferred Shares	Shares	Amount
Balances, December 31, 2003	-	16,618,459	$ 1,700	$ 45,985,300	$ -	$ (50,300)	$ (1,400)	$ (45,088,400)	$ 846,900
Private placement proceeds - common stock	-	5,000,000	500	1,149,500	-	-	-	-	1,150,000
Private placement costs - common stock	-	-	-	(218,600)	-	-	-	-	(218,600)
Employee stock purchases	-	37,638	-	9,000	-	-	-	-	9,000
Accrued interest receivable	-	-	-	(1,400)	-	-	-	-	(1,400)
Common stock issuance - exercise of warrants	-	30,000	-	6,900	-	-	-	-	6,900
Restricted stock purchase - certificate not surrendered	-	30,668	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	1,000	-	1,000
Net Loss	-	-	-	-	-	-	-	(1,427,500)	(1,427,500)
Balances, December 31, 2004	-	21,716,765	2,200	46,930,700	-	(50,300)	(400)	(46,515,900)	366,300
Private placement proceeds - preferred stock and warrants	148,148	-	-	4,000,000	-	-	-	-	4,000,000
Private placement proceeds - AIGH reimbursement credit (Notes 1 & 12)	-	-	-	(665,000)	-	-	-	-	(665,000)
Private placement costs - preferred stock and warrants	-	-	-	(525,300)	-	-	-	-	(525,300)
Deemed dividend - preferred shareholders	-	-	-	3,136,000	-	-	-	(3,136,000)	-
Accreted dividend - preferred shareholders	-	-	-	864,000	-	-	-	(864,000)	-
Agency fees - Agent's warrants (Note 12)	-	-	-	(251,400)	-	-	-	-	(251,400)
Non-cash contribution - Agent's warrants (Note 12)	-	-	-	251,400	-	-	-	-	251,400
Stock conversion - preferred to common	(148,148)	14,814,800	1,500	(1,500)	-	-	-	-	-
Accrued interest - directors' notes	-	-	-	(300)	-	-	-	-	(300)
Interest payment - directors' notes	-	-	-	4,300	-	-	-	-	4,300
Note payments - directors	-	-	-	-	-	50,300	-	-	50,300
Reclassification of note - shareholder	-	-	-	-	-	(350,000)	-	-	(350,000)
Note payments - shareholder	-	-	-	-	-	89,900	-	-	89,900
Accrued interest - shareholder note	-	-	-	(12,600)	-	-	-	-	(12,600)
Interest payments - shareholder	-	-	-	12,600	-	-	-	-	12,600
Common stock issued - NES acquisition	-	9,599,993	900	3,915,900	-	-	-	-	3,916,800
Common stock issued - employee purchases	-	35,489	-	10,000	-	-	-	-	10,000
Translation write off - liquidation of subsidiary	-	-	-	-	-	-	400	-	400
Deferred compensation - issuance of options	-	-	-	8,900	(8,900)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	2,700	-	-	-	2,700
Net loss	-	-	-	-	-	-	-	(1,147,200)	(1,147,200)
Balances, December 31, 2005	-	46,167,047	$ 4,600	$ 58,342,700	$ (6,200)	$ (260,100)	$ -	$ (51,663,100)	$ 6,417,900

See accompanying summary of significant accounting policies and notes to consolidated financial statements

GraphOn Corporation

Consolidated Statements of Cash Flows

Cash Flows From Operating Activities:	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Net loss	$ (1,147,200)	$ (1,427,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,065,800	664,700
Amortization of deferred compensation	2,700	-
Repayment of notes receivable - directors	50,300	-
Interest accrued notes receivable - directors	(300)	(1,400)
Interest payments - directors' notes receivable	4,300	-
Repayment of note receivable - shareholder	89,900	-
Interest payments - shareholder note receivable	12,600	-
Interest accrued note receivable - shareholder	(12,600)	-
Changes in operating assets and liabilities
Accounts receivable	(244,400)	2,200
Prepaid expenses and other assets	(19,600)	(1,000)
Accounts payable	51,300	18,400
Accrued expenses	(5,800)	3,300
Accrued wages	224,600	(46,100)
Deferred revenue	675,600	(75,600)
Net Cash Provided By (Used In) Operating Activities	747,200	(863,000)

Cash Flows From Investing Activities
Acquisition costs - NES	(699,000)	-
Deferred acquisition costs - NES	-	(59,200)
Note receivable - related party	-	(350,000)
Capital expenditures	(70,600)	(33,400)
Other assets	(2,500)	7,100
Net Cash Used In Investing Activities	(772,100)	(435,500)

Cash Flows From Financing Activities
Proceeds from sale of common stock - employee purchases	10,000	9,000
Proceeds from exercise of warrants	-	6,900
Proceeds from private placement of stock and warrants - common stock	-	1,150,000
Costs of private placement of stock and warrants - common stock	-	(218,600)
Proceeds from private placement of stock and warrants - preferred stock	3,335,000	-
Costs of private placement of stock and warrants - preferred stock	(467,300)	-
Net Cash Provided By Financing Activities	2,877,700	947,300
Effect of exchange rate fluctuations on cash and cash equivalents	-	1,000
Net Increase (Decrease) in Cash and Cash Equivalents	2,852,800	(350,200)
Cash and Cash Equivalents, beginning of period	675,300	1,025,500
Cash and Cash Equivalents, end of period	$ 3,528,100	$ 675,300

See accompanying summary of significant accounting policies and notes to consolidated financial statements

GraphOn Corporation

Summary of Significant Accounting Policies

The Company. GraphOn Corporation (the "Company") was founded in May 1996 and is incorporated in the state of Delaware. The Company's headquarters are currently in Santa Cruz, California. The Company develops, markets, sells and supports business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use by Independent Software Vendors (ISVs), Application Service Providers (ASPs), corporate enterprises, governmental and educational institutions, and others, primarily in the United States, Asia and Europe.

Basis of Presentation and Use of Estimates. The consolidated financial statements include the accounts of the Company and its subsidiary (collectively, the "Company"), significant intercompany accounts and transactions are eliminated upon consolidation. In the Company's opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of only normal recurring adjustments to fairly state the Company's financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts, the estimated lives of intangible assets, depreciation of fixed assets and accrued liabilities, among others. Actual results could differ materially from those estimates.

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

Purchased Technology. Purchased technology is amortized on a straight line basis over the expected life of the related technology or five years, whichever is less.

Patents. The patents acquired in the NES acquisition are being amortized over their estimated remaining economic lives, currently estimated to be approximately 5 years, as of December 31, 2005. Costs associated with filing, documenting or writing patents are expensed as incurred.

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

Impairment of Intangible Assets. Impairment tests on intangible assets are performed on an annual basis and between annual tests in certain circumstances. In response to changes in industry and market conditions, the Company may strategically realign resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of intangible assets.

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

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The price to the customer is fixed or determinable; and
•	Collectibility is reasonably assured.

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

Certain of the Company's ISV, VAR or ASP customers (individually "reseller" or collectively "resellers") prepay for licenses they intend to resell. Upon receipt of the prepayment, if all other revenue recognition criteria outlined above have been met, the Company recognizes licensing revenue when the reseller is given access to the licensed programs. The resellers provide monthly sell-through reports that detail, for the respective month, various items, such as the number of licenses purchased, the number they have sold to third parties, the ending balance of licenses they hold as inventory available for future sale and certain information pertaining to their customers such as customer name, licenses purchased, purchase date and contact information. The Company monitors the resellers' inventory records via the monthly sell-through reports.

Other resellers will only purchase licenses when they have already closed a deal to sell the Company's product to another party. These resellers will typically submit a purchase order in order to receive product that they can deliver to their customer. In these cases, assuming all other revenue recognition criteria, as set forth above, have been satisfied, the Company recognizes licensing revenue when the reseller has been given access to the licensed programs. There are no rights of return granted to resellers or other purchasers of the Company's software programs.

The Company recognizes revenue from service contracts ratably over the related contract period, which generally ranges from one to five years.

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

Notes receivable: The carrying amount reported on the balance sheet for the note receivable - shareholder reflects the current principal balance remaining to be repaid to the Company. The estimated fair value is based on the Company's estimates of interest rates on similar instruments.

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

Loss Contingencies. The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted.

Stock-Based Incentive Programs. The Company accounts for its stock-based incentive programs using the intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and interpretations thereof (collectively APB 25). Accordingly, the Company records deferred compensation expense costs related to its employee stock options when the market price of the underlying stock exceeds the exercise price of each option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the board, at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option for options issued to employees. Deferred compensation is expensed on a straight-line basis over the shorter of the vesting period of the related stock option or the contractual period of service for option grants to non-employees. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the grant date during the years ended December 31, 2005 and 2004.

As of December 31, 2005, the Company's deferred compensation balance was $6,200. The accompanying statements of operations reflects stock-based compensation expense of $2,700 and $0 for the years ended December 31, 2005 and 2004, respectively.

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

SFAS 123 requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the stock option plan had been determined in accordance with the fair value-based method prescribed in SFAS 123 throughout the year. The Company estimated the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in both 2005 and 2004: dividend yield of 0; expected volatility of 60%; risk-free interest rate of 1.5% and expected lives (approximately) of five years, for all plan options.

Under SFAS 123, the Company's net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

	For the Year Ended December 31,
	2005	2004
Net loss as reported	$ (1,147,200)	$ (1,427,500)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects:	-	-
Deduct: deemed dividends on preferred stock	(4,000,000)	-
Deduct: total stock-based compensation determined under the fair value-based method for all accounts, net of related tax effects	(425,000)	191,700)
Pro forma loss	$ (5,572,200)	$ (1,619,200)

Basic and diluted loss per share
As reported	$ (0.12)	$ (0.07)
Pro forma	$ (0.13)	$ (0.08)

Earnings Per Share of Common Stock. SFAS No. 128, "Earnings Per Share," provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2005 and 2004, 19,022,157 and 6,641,957 shares, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. The individual components of comprehensive income (loss) are reflected in the statements of shareholders' equity. As of December 31, 2005 and 2004 accumulated other comprehensive income (loss) was comprised of foreign currency translation gains and the cumulative change in the market value of the available-for-sale securities.

New Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the accounting for and the reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 31, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. As of the effective date, the Company will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which requisite service has not yet been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123 "Stock-Based Compensation." The Company will apply SFAS No. 123R using a modified version of prospective application.

Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. The Company adopted SFAS No. 123R as of January 1, 2006. The Company expects the adoption SFAS No. 123R will have a material impact on its statement of operations. Compensation expense associated with stock options and similar awards will now be recorded in the statement of operations, instead of being reported within the footnote disclosures to the financial statements. The Company expects such recorded future compensation expense, as calculated under SFAS No. 123R, to approximate amounts that have historically been disclosed within the footnotes to prior years' financial statements.

Notes to Consolidated Financial Statements

1. Patents (Network Engineering Software Acquisition)

On January 31, 2005, the Company acquired all of the outstanding common stock of Network Engineering Software ("NES") in exchange for 9,599,993 shares of the Company's common stock, valued at $3,916,800, and approximately $897,800 in cash payments to settle various claims against NES prior to the acquisition.

Approximately $665,000 of the $897,800 cash payments was made in December 2004 by AIGH Investment Partners, LLC ("AIGH"), an affiliate of a principal stockholder (Orin Hirschman), to settle, on the Company's behalf, certain third party litigation against NES. The Company reimbursed this amount through a partial credit against the price of its securities acquired by AIGH in the 2005 private placement (See Note 2).

The Company incurred $525,800 of transaction costs, resulting in a purchase price of $5,340,400. The acquisition was accounted for as a business combination, in accordance with SFAS No. 141, "Business Combinations." Accordingly, the assets acquired (primarily consisting of patents, patent applications, and in-process patent applications) have been recorded at their estimated fair value. The results of operations of NES are included in the Company's statement of operations for the year ended December 31, 2005.

In connection with the acquisition, the Company recorded a deferred tax liability of $2,151,200, resulting from a difference between the tax basis and financial statement basis of the assets acquired. Furthermore, the Company has recorded a corresponding $2,151,200 reduction in its valuation allowance on its deferred tax assets as of March 31, 2005 to reflect management's estimate that it is more likely than not that the Company will realize the tax benefits from utilization of certain of its tax net operating loss carryforwards from future reversals of the taxable temporary differences arising from the NES acquisition. These amounts have been netted together on the Company's consolidated balance sheet.

The estimated cost of the patent related assets is being amortized over its estimated remaining five year life, as of December 31, 2005, using the straight-line method. For the year ended December 31, 2005, approximately $821,000 of amortization was charged against the cost of the patent related assets. No such amortization was charged in the prior year. The Company anticipates charging approximately $889,000 of amortization against the cost of the patent related assets in each of the years ended December 31, 2006, 2007, 2008, 2009 and 2010 and approximately $74,000 in the year ended December 31, 2011.

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

	Year Ended December 31,
	2005	2004
Revenue	$ 5,180,200	$ 3,529,800
Net loss	(1,253,300)	(2,990,500)
Net loss attributable to common shareholders	(5,253,300)	(6,990,500)
Loss per common share - basic and diluted	(0.11)	(0.15)

The allocation of the purchase price to the identifiable intangible assets acquired and liabilities assumed was as follows:

Fair value of stock issued	$ 3,916,800
Fair value of liabilities settled with cash	897,800
Transaction costs settled with cash	525,800
Purchase price of patent related assets	$ 5,340,400

The fair value of the stock issued was based upon the issuance of 9,599,993 shares of the Company's common stock at approximately $0.408 per share. The fair value of the liabilities settled with cash includes the $665,000 cash payments made by AIGH, as previously discussed.

2. Deemed Dividends on Preferred Stock

On February 2, 2005, the Company completed the 2005 Private Placement, which raised a total of $4,000,000 (inclusive of the $665,000 credit issued to AIGH; See Note 1) through the sale of 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock.

The deemed fair value of the Series A preferred stock was estimated based on the market price and underlying number of common shares they would have converted into had the conversion occurred immediately upon their issuance. The market price for the Company's common stock on the commitment date of the 2005 private placement was $0.46 and the Series A preferred stock would have converted into 14,814,800 common shares, thus deriving an estimated fair value of approximately $6,814,800 at that date.

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

The Preferred Shares issued by the Company contained a non-detachable conversion feature (the "Beneficial Conversion Feature") that was in-the-money upon completion of the 2005 Private Placement, in that the deemed fair value of Common Stock into which the Preferred Shares could be converted exceeded the allocated value of $3,136,000 by $3,678,800 (using the intrinsic value method). This discount resulting from recording the Beneficial Conversion Feature was limited to the allocated proceeds of $3,136,000 and was recognized as if this amount had been declared a non-cash dividend to the preferred shareholders when the preferred stock converted to common stock.

Additionally, the approximate $864,000 discount resulting from the allocation of the proceeds of the 2005 Private Placement on a relative fair value basis to the Series A preferred shares and the warrants issued in the 2005 Private Placement was also recognized as if this amount had been declared a non-cash dividend to the preferred shareholders when the preferred stock converted to common stock.

On March 29, 2005, the Company's stockholders approved an amendment to the Company's certificate of incorporation increasing its authorized but unissued common stock from 45,000,000 to 195,000,000 shares. Upon the effectiveness of the certificate of amendment to the Company's certificate of incorporation implementing this increase, each share of Series A preferred stock was automatically converted into 100 shares of common stock and each warrant was automatically converted into a warrant to purchase that number of shares of common stock equal to the number of shares of preferred stock subject to the warrant multiplied by 100. As a result, all outstanding shares of Series A Preferred Stock (148,148 shares) were converted into 14,814,800 shares of common stock. In addition, upon the effectiveness of the certificate of amendment, all outstanding warrants to purchase shares of Series A preferred stock (14,815 shares) and Series B preferred stock (81,477 shares) were converted into five-year warrants to purchase 1,481,500 shares of common stock at an exercise price of $0.27 per share and five-year warrants to purchase 8,147,700 shares of common stock at an exercise price of $0.40 per share, respectively.

3. Property and Equipment.

Property and equipment consisted of the following:

December 31	2005
Equipment	$ 940,300
Furniture & fixtures	252,200
Leasehold improvements	48,400
1,240,900
Less: accumulated depreciation and amortization	1,146,100
$ 94,800

4. Capitalized Software.

Capitalized software consisted of the following:

December 31,	2005
Capitalized software development costs	$ 719,500
Less: accumulated amortization	639,400
$ 80,100

5.	Note Receivable - Shareholder.

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

Upon completion of the Company's acquisition of NES (see Note 1), the 52,039 shares of NES common stock collateralizing the note receivable were replaced by 4,830,207 shares of the Company's common stock. As of December 31, 2005, 1,500,000 of such shares had been sold, resulting in payments to the Company of approximately $89,900 and $15,600, principal and interest, respectively, and 3,330,207 shares collateralized the note.

6. Accrued Liabilities.

Accrued liabilities consisted of the following:

December 31,	2005
Professional fees	$ 125,800
2005 private placement fees	34,200
Provision for taxes	18,200
Other	18,100
$ 196,300

7. Stockholders' Equity.

Common Stock. During 2004 the Company issued 5,000,000 shares of common stock as part of a private placement (the "2004 private placement") that resulted in gross proceeds of $1,150,000, which were offset by costs associated with the private placement aggregating approximately $218,600. The Company issued 30,000 shares of common stock upon the exercise of warrants that had been issued in conjunction with the 2004 private placement, resulting in gross proceeds of $6,900.

During 2005 the Company issued 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock as part of the 2005 private placement (See Note 2) that raised gross proceeds of $4,000,000, which were offset by costs aggregating approximately $1,888,200.

Under the terms of the 2005 private placement, upon the effectiveness of an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock, all shares of Series A preferred stock and Series B preferred stock would automatically convert into shares of Common Stock at a rate of 100 shares of Common Stock for each share of preferred stock, and all warrants issued in the 2005 private placement would automatically become exercisable for shares of Common Stock at a rate of 100 shares of Common Stock for each share of preferred stock underlying such Warrants.

At the special meeting of the Company's stockholders, held on March 29, 2005, the stockholders approved the amendment to the Company's Certificate of Incorporation to increase the authorized number of common shares from 45,000,000 to 195,000,000. Consequently, an aggregate of 148,148 shares of Series A preferred stock were converted into 14,814,800 shares of common stock and warrants to purchase an aggregate of 74,070 Series B preferred stock were converted into warrants to purchase an aggregate 7,407,000 shares of common stock.

The Company also issued to Griffin Securities Inc., ("Griffin") as a placement agent fee in respect to the 2004 private placement, warrants to acquire 500,000 shares of common stock at an exercise price of $0.23 per share and warrants to acquire 250,000 shares of common stock at an exercise price of $0.33 per share. Additionally, pursuant to an agreement dated December 16, 2003 with Griffin, the Company paid Griffin a $50,000 agent fee and issued to Griffin five-year warrants to purchase 14,815 shares of Series A preferred stock at an exercise price of $27.00 per share and five-year warrants to purchase 7.407 shares of Series B preferred stock at an exercise price of $40.00 per share as a finder's fee in respect of the 2005 private placement.

Also during 2005, the Company acquired NES (See Note 1) for 9,599,993 shares of common stock, the assumption of approximately $235,000 of NES' indebtedness and the reimbursement to AIGH Investment Partners, LLC ("AIGH"), an affiliate of a principal stockholder (Orin Hirschman), of $665,000 for its advance on the Company's behalf of a like sum in December 2004 to settle certain third party litigation against NES. This reimbursement was effected by a partial credit against the price of the securities acquired by Mr. Hirschman in the 2005 private placement (See Note 2).

During 2005 and 2004, the Company issued 35,489 and 37,638 shares of common stock to employees in connection with the Employee Stock Purchase Plan, resulting in net cash proceeds of $10,000 and $9,000, respectively.

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

Note Receivable - Shareholder. See Note 5.

Stock Purchase Warrants. As of December 31, 2005, the following common stock warrants were issued and outstanding:

Issued with respect to:	Shares subject to warrant	Exercise price	Expiration date
2004 Private placement	2,750,000	$ 0.33	01/09
2004 Private placement	470,000	$ 0.23	01/09
2005 Private placement	8,147,700	$ 0.40	02/10
2005 Private placement	1,481,500	$ 0.27	02/10
Convertible notes (1)	83,640	$ 1.79	01/06
Private placement (2)	373,049	$ 1.79	01/06

(1) The convertible notes warrants were issued in September 1998.

(2) The private placement warrants were issued in conjunction with the private placements that closed either during October 1998, December 1998 or January 1999. All such warrants expired during January 2006.

1996 Stock Option Plan. In May 1996 the Company's 1996 Stock Option Plan (the "96 Plan") was adopted by the board and approved by the stockholders. The 96 Plan is restricted to employees, including officers, and to non-employee directors. As of December 31, 2005, the Company is authorized to issue up to 187,500 shares of its common stock in accordance with the terms of the 96 Plan.

Under the 96 Plan the exercise price of options granted is either at least equal to the fair market value of the Company's common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company's common stock, at least 110% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 2005, options to purchase 159,625 shares of common stock were outstanding, 538 options had been exercised and options to purchase 27,337 shares of common stock remained available for further issuance under the 96 Plan.

1998 Stock Option/Stock Issuance Plan. In June 1998 the Company's 1998 Stock Option/Stock Issuance Plan (the "98 Plan") was adopted by the board and approved by the stockholders. Pursuant to the terms of the 98 Plan, options or stock may be granted and issued, respectively, to officers and other employees, non-employee board members and independent consultants who render services to the Company. As of December 31, 2005, the Company is authorized to issue up to 4,455,400 options or stock in accordance with the terms of the 98 Plan, as amended.

Under the 98 Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant. The purchase price of stock issued under the 98 Plan shall also not be less than 85% of the fair market value of the Company's stock on the date of issuance or as a bonus for past services rendered to the Company. As of December 31, 2005, options to purchase 3,920,643 shares of common stock were outstanding, 323,904 options had been exercised, 248,157 shares of common stock had been issued directly under the 98 Plan, an aggregate 40,558 unvested options and common stock previously issued had been repurchased and 3,254 shares remained available for grant/issuance. The Company did not issue any direct shares under the 98 Plan in either 2005 or 2004, and does not anticipate issuing shares in 2006.

Supplemental Stock Option Plan. In May 2000, the board approved an additional stock option plan (the "Supplemental Plan"). Pursuant to the terms of the Supplemental Plan, options are restricted to employees who are neither officers nor directors at the grant date. As of December 31, 2005, the Company is authorized to issue up to 400,000 shares in accordance with the terms of the Supplemental Plan.

Under the Supplemental Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company's common stock, at least 110% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 2005, options to purchase 386,000 shares of common stock were outstanding and 14,000 remained available for issuance under the Supplemental Plan.

NES Stock Option Plan. In January 2005, the board approved an additional stock option plan (the "NES Plan"). Pursuant to the terms of the NES Plan, options are restricted to a named employee who was neither an officer nor director at the grant date. The Company is authorized to issue up to 1,000,000 shares in accordance with the terms of the NES Plan.

Under the NES Plan the exercise price of options granted is to be equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2005, options to purchase 1,000,000 shares of common stock were outstanding and none remained available for issuance under the NES Plan.

GG Stock Plan. In February 2005, the board approved an additional stock option plan (the "GG Plan"). Pursuant to the terms of the GG Plan, options are restricted to a named employee who was neither an officer nor director at the grant date. The Company is authorized to issue up to 250,000 shares in accordance with the terms of the GG Plan.

Under the GG Plan the exercise price of options granted is to be equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2005, options to purchase 250,000 shares of common stock were outstanding and none remained available for issuance under the GG Plan.

2005 Equity Incentive Plan. In December 2005, the Company's 2005 Equity Incentive Plan (the "05 Plan") was adopted by the board and approved by the stockholders. Pursuant to the terms of the 05 Plan, options or performance-vested stock may be granted to officers and other employees, non-employee board members and independent consultants and advisors who render services to the Company. The Company is authorized to issue up to 3,500,000 options or performance vested stock in accordance with the terms of the 05 Plan.

Under the 05 Plan the exercise price of non-qualified stock options granted is to be no less than 100% of the fair market value of the Company's common stock on the date the option is granted. The exercise price of incentive stock options granted is to be no less than 100% of the fair market value of the Company's common stock on the date the option is granted provided, however, that if the recipient of the incentive stock option owns greater than 10% of the voting power of all shares of the Company's capital stock then the exercise price will be no less than 110% of the fair market value of the Company's common stock on the date the option is granted. The purchase price of the performance-vested stock issued under the 05 Plan shall also not be less than 100% of the fair market value of the Company's common stock on the date the performance-vested stock is granted. As of December 31, 2005, the Company had not granted any options or performance-vested stock, consequently 3,500,000 shares remained available for issuance.

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

Pursuant to the terms of the ESPP, shares of common stock are offered through a series of successive offering periods, each with a maximum duration of six months beginning on the first business day of February and August each year. The purchase price of the common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of such shares on the start date of an offering period or the fair market value of such shares on the last day of such offering period. As of December 31, 2005, the ESPP is authorized to offer for sale to participating employees 300,000 shares of common stock, of which, 203,545 shares have been purchased and 96,455 are available for future purchase.

A summary of the status of the Company's stock option plans as of December 31, 2005 and 2004, and changes during the years then ended is presented in the following table:

	Options Outstanding
	December 31, 2005		December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning	2,965,268	$ 0.56	2,104,483	$ 2.47
Granted	2,751,000	0.50	1,803,187	0.45
Exercised	-	-	-	-
Forfeited	-	-	(942,402)	4.60
Ending	5,716,268	0.53	2,965,268	0.56

Exercisable at year-end	5,716,268	$ 0.53	2,965,268	$ 0.56

Weighted-average fair value of options granted during the period:		$ 0.50		$ 0.45

The following table summarizes information about stock options outstanding as of December 31, 2005:

			Options Outstanding				Options Exercisable
Range of Exercise Price			Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$ 0.01	-	0.25	1,102,500	6.68	Yrs.	$ 0.15	1,102,500	$ 0.15
$ 0.26	-	0.41	1,288,882	7.05	Yrs.	$ 0.37	1,288,882	$ 0.37
$ 0.42	-	0.54	1,646,000	9.08	Yrs.	$ 0.45	1,646,000	$ 0.45
$ 0.55	-	7.31	1,678,886	8.21	Yrs.	$ 0.99	1,678,886	$ 0.99
			5,716,268			$ 0.53	5,716,268	$ 0.53

8. Income Taxes.

The components of the provision for income taxes consisted of the following:

December 31,
Current:	2005	2004
Federal	$ 10,300	$ -
State	7,900	-
	18,200	-
Deferred:
Federal	-	-
State	-	-
	-	-
Total provision for income taxes	$ 18,200	$ -

The following summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34%:

December 31,	2005	2004
Federal income tax at statutory rate	$ (383,900)	$ (485,200)
State income taxes, net of federal benefit	(65,500)	(83,300)
Tax benefit not currently recognizable	449,400	560,600
Other	18,200	7,900
Provision for income tax	$ 18,200	$ -

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes, as follows:

December 31,	2005	2004
Net operating loss carryforwards	$ 14,988,000	$ 14,961,000
Tax credit carryforwards	806,000	654,000
Capitalized software	(32,000)	(261,000)
Depreciation and amortization	(122,000)	760,000
Basis difference	1,808,000	-
Reserves and other	782,000	585,000
Total deferred tax asset	18,230,000	16,699,000
Valuation allowance	(18,230,000)	(16,699,000)
Net deferred tax asset	$ -	$ -

For financial reporting purposes, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2005 and 2004. The net change in valuation allowance was $(1,531,000) and $1,358,200 for the years ended December 31, 2005 and 2004, respectively.

estimate that it is more likely than not that the Company will realize the tax benefits from utilization of certain of its tax net operating loss carryforwards from future reversals of the taxable temporary differences arising from the NES acquisition. These amounts have been netted together on the Company's consolidated balance sheet.

At December 31, 2005, the Company had approximately $42 million of federal net operating loss carryforwards and approximately $14 million of California state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2013 for federal tax purposes and 2006 for state tax purposes, respectively.

In 1998, the Company experienced a "change of ownership" as that term is defined by the provisions of the Tax Reform Act of 1986. As such, utilization of the Company's net operating loss carryforwards through 1998 will be limited to $400,000 per year until such carryforwards are fully utilized or expire.

9. Concentration of Credit Risk.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, trade receivables and notes receivable. The Company places cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2005, the Company had approximately $3,426,800 of cash and cash equivalents with financial institutions, in excess of FDIC insurance limits.

For the year ended December 31, 2005, approximately 82.8% of the Company's total sales were made to 26 customers. The three largest of these customers accounted for approximately 16.8%, 16.0% and 11.5%, respectively, of total sales. These three customers' December 31, 2005 year-end accounts receivable balances represented approximately 0.0%, 11.6%, and 6.0% of reported net accounts receivable.

For the year ended December 31, 2004, approximately 75.9% of the Company's total sales were made to 20 customers. The three largest of these customers accounted for approximately 20.9%, 14.9% and 14.1%, respectively, of total sales. These three customers' December 31, 2004 year-end accounts receivable balances represented approximately 30.9%, 2.9% and 0.0% of reported net accounts receivable.

The Company performs credit evaluations of customers' financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

Approximately 3,330,207 shares of the Company's common stock collateralized the note receivable - shareholder (see Note 5), as of December 31, 2005, which bears interest at 3.62% per annum and matures in 2009. The Company reviews the collectibility of the note on a regular basis.

10. Commitments and Contingencies.

Operating Leases. The Company currently occupies approximately 1,862 square feet of office space in Santa Cruz, California. The office space is rented pursuant to a three-year operating lease, which became effective August 1, 2005. Rent on the Santa Cruz facility will average approximately $3,600 per month over the term of the lease, which is inclusive of a pro rata share of utilities, facilities maintenance and other costs. The Company has the option to renew the lease for one three-year term upon its expiration and can exercise this option by giving written notice to the landlord not later than 180 days prior to the expiration of the initial lease term.

During October 2005, the Company renewed its lease for approximately 3,300 square feet of office space in Concord, New Hampshire, for a one-year term, which is cancelable upon 30-days written notice by either the landlord or the Company. Rent on the Concord facility is approximately $5,300 per month.

The Company has been occupying leased facilities in Rolling Hills Estates, California on a month-to-month basis since October 2002. During December 2005, the Company signed a one-year lease for this property for the period February 1, 2006 through January 31, 2007. During January 2006, this lease was amended to extend the lease through March 1, 2007. Under the terms of the new lease, monthly rental payments are approximately $1,400.

The Company has also been renting an office in Berkshire, England, United Kingdom since December 2002. The current lease runs through December 2006. Rent on this office, which can fluctuate depending on exchange rates, is approximately $400 per month.

Future minimum lease payments under all leases in effect as of December 31, 2005, assuming all currently occupied facilities will remain occupied by the Company until each current lease's expiration:

Year ending December 31,
2006	$ 114,500
2007	$ 44,200
2008	$ 25,400
2009 and thereafter	$ -

Rent expense aggregated approximately $123,100 and $95,700 for the years ended December 31, 2005 and 2004, respectively.

Commitments. As a condition of the 2004 private placement, the Company entered into an Investment Advisory Agreement with Orin Hirschman, a significant stockholder of the Company. Pursuant to this agreement, in the event that the Company completes a transaction with a third party introduced to the Company by Mr. Hirschman, the Company shall pay to Mr. Hirschman 5% of the value of that transaction. The agreement, as amended, expires on January 29, 2008.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. Generally, the term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited as the Company does not currently have a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2005.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

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

11. Employee 401(k) Plan.

In December 1998, the Company adopted a 401(k) Plan (the Plan) to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2005 and 2004, the Company contributed a total of approximately $21,500 and $23,000 to the Plan, respectively.

12. Supplemental Disclosure of Cash Flow Information.

The following is supplemental disclosure for the statements of cash flows.

	Year Ended December 31,
	2005	2004
Cash paid:
Income taxes	$ -	$ -
Interest	$ 2,700	$ -

During 2004, the Company capitalized approximately $179,500 and $31,000 of deferred acquisition costs, related to the NES acquisition, that were included in accounts payable and accrued expenses, respectively, as of December 31, 2004. Additionally, during 2004, the Company accrued approximately $32,500 of deferred financing costs, related to the 2005 private placement, as other assets, as of December 31, 2004.

As of December 31, 2005, financing costs related to the 2005 private placement of approximately $34,200 and $23,800 had been recorded in accrued expenses and accounts payable, respectively.

In conjunction with its acquisition of NES (See Note 1), the Company issued 9,599,993 shares of its common stock, with a value of $3,916,800. Additionally, the Company issued 24,630 shares of its Series A preferred stock to AIGH as a credit against its purchase of 30,368 shares of Series A preferred stock in the 2005 private placement (See Note 1). Further, pursuant to an agreement, dated December 16, 2003, with Griffin, placement agent for the 2004 private placement, the Company issued Griffin five-year warrants to purchase 14,815 shares of Series A preferred stock at an exercise price of $27.00 per share and five-year warrants to purchase 7,407 shares of Series B preferred stock at an exercise price of $40.00 per share as a finder's fee in respect of the 2005 private placement.

Upon the Company's stockholders approving the amendment to the Company's certificate of incorporation (See Note 2), the warrants issued to Griffin were converted into warrants to purchase common stock. The warrants to purchase 14,815 shares of Series A preferred stock were converted into warrants to purchase 1,481,500 shares of common stock at an exercise price of $0.27 per share and the warrants to purchase 7,407 shares or Series B preferred stock were converted into warrants to purchase 740,700 shares of common stock at an exercise price of $0.40 per share. The value of the warrants issued to Griffin was determined using the Black-Scholes method, with the following assumptions: dividend yield of 0, expected volatility of 60%, risk-free interest rate of 1.5% and expected life of 5 years.

13. Litigation

On November 23, 2005, the Company initiated a proceeding against AutoTrader.com in United States District Court in the Eastern District of Texas, alleging that Autotrader.com was infringing two of the Company's patents, namely Nos. 6,324,538 and 6,850,940 (the "538" and "940" patents, respectively), which protect the Company's unique method of maintaining an automated and network accessible database, on its AutoTrader.com website. The Company seeks preliminary and permanent injunctive relief along with unspecified damages and fees. Autotrader.com filed its Answer and Counterclaim on January 17, 2006 seeking a declaratory judgment that it does not infringe the 538 and 940 patents and that both patents are invalid. On March 24, 2006, Autotrader.com filed a motion for summary judgment seeking to invalidate the 538 and 940 patents.

14. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the years ended December 31, 2005 and 2004, 19,022,157 and 6,641,957 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per common share since their effect would be antidilutive.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors of the Registrant

Set forth below is information concerning each of our directors and executive officers as of March 6, 2006.

Name	Age	Position
Robert Dilworth	64	Chairman of the Board of Directors and Chief Executive Officer (Interim)
William Swain	65	Chief Financial Officer and Secretary
August P. Klein	69	Director
Michael Volker	57	Director
Gordon Watson	70	Director

Robert Dilworth has served as one of our directors since July 1998 and was appointed Chairman in December 1999. In January 2002, Mr. Dilworth was appointed Interim Chief Executive Officer upon the termination, by mutual agreement, of our former Chief Executive Officer, Walter Keller. From 1987 to 1998 he served as the Chief Executive Officer and Chairman of the Board of Metricom, Inc., a leading provider of wireless data communication and network solutions. Prior to joining Metricom, from 1985 to 1988, Mr. Dilworth served as President of Zenith Data Systems Corporation, a microcomputer manufacturer. Earlier positions included Chief Executive Officer and President of Morrow Designs, Chief Executive Officer of Ultramagnetics, Group Marketing and Sales Director of Varian Associates Instruments Group, Director of Minicomputer Systems at Sperry Univac and Vice President of Finance and Administration at Varian Data Machines. Mr. Dilworth is currently a director of eOn Communications and Amber Communications. Mr. Dilworth previously served as director of Mobility Electronics, Get2Chip.com, Inc., Sky Pipeline and Yummy Interactive.

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

August P. Klein has served as one of our directors since August 1998. Mr. Klein has been, since 1995, the founder, Chief Executive Officer and Chairman of the Board of JSK Corporation. From 1989 to 1993, Mr. Klein was founder and Chief Executive Officer of Uniquest, Inc., an object-oriented application software company. From 1984 to 1988, Mr. Klein served as Chief Executive Officer of Masscomp, Inc., a developer of high performance real time mission critical systems and Unix-based applications. Mr. Klein has served as Group Vice President, Serial Printers at Data Products Corporation and President and Chief Executive Officer at Integral Data Systems, a manufacturer of personal computer printers. Mr. Klein spent 25 years with IBM Corporation, rising to a senior executive position as General Manager of the Retail/Distribution Business Unit. Mr. Klein is a director of QuickSite Corporation and has served as a trustee of the Computer Museum in Boston, Massachusetts since 1988. Mr. Klein holds a B.S. in Mathematics from St. Vincent College.

Michael Volker has served as one of our directors since July 2001. Mr. Volker has been, since 1996, Director of Simon Fraser University's Industry Liaison Office. He is also Chief Executive Officer of WUTIF Capital, an "angel" fund that invests in technology startup companies. From 1996 to 2001, Mr. Volker was Chairman of the Vancouver Enterprise Forum, a non-profit organization dedicated to the development of British Columbia's technology enterprises. From 1987 to 1996, Mr. Volker was Chief Executive Officer and Chairman of the Board of Directors of RDM Corporation, a publicly-listed company. RDM is a developer of specialized hardware and software products for both Internet electronic commerce and paper payment processing. From 1988 to 1992, Mr. Volker was Executive Director of BC Advanced Systems Institute, a hi-tech research institute. Since 1982, Mr. Volker had been active in various early stage businesses as a founder, investor, director and officer. Mr. Volker, a registered professional engineer in the Province of British Columbia, holds a Bachelor's and Master's degree from the University of Waterloo.

Gordon Watson has served as one of our directors since April 2002. In 1997, Mr. Watson founded Watson Consulting, LLC, a consulting company for early stage technology companies and has served as its President since its inception. From 1996 to 1997 he served as Western Regional Director, Lotus Consulting of Lotus Development Corporation. From 1988 to 1996, Mr. Watson held various positions with Platinum Technology, Incorporated, most recently serving as Vice President Business Development, Distributed Solutions. Earlier positions include Senior Vice President of Sales for Local Data, Incorporated, President, Troy Division, Data Card Corporation, and Vice President and General Manager, Minicomputer Division, Computer Automation, Incorporated. Mr. Watson also held various executive and director level positions with TRW, Incorporated, Varian Data Machines, and Computer Usage Company. Mr. Watson holds a Bachelors of Science degree in electrical engineering from the University of California at Los Angeles and has taught at the University of California at Irvine. Mr. Watson is also a director of DPAC Technologies, PATH Communications and SoftwarePROSe, Inc.

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

Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth information for the fiscal years ended December 31, 2005, 2004 and 2003, concerning compensation we paid to our Chief Executive Officer and our other executive officers whose total annual salary and bonus exceeded $100,000 for the year ended December 31, 2005.

Long-term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	All Other Compensation
Robert Dilworth Chairman of the Board Chief Executive Officer (Interim) (1)	2005 2004 2003	$ 149,500 $ 99,000 $ 129,000	- - -	- - -	- - -	200,000 (2) 300,000 (3) 40,000	- - -	- - -
William Swain Chief Financial Officer Secretary	2005 2004 2003	$ 127,400 $ 123,100 $ 96,200	- - -	- - -	- - -	160,000 380,000 (3) 40,000	- - -	$ 2,000 (4) $ 2,000 (4) $ 2,000 (4)

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

(2)

Of the options granted to Mr. Dilworth during 2005, 40,000 were granted as part of his compensation package as our interim Chief Executive Officer and the balance were for his role as one of our directors.

(3)

Mr. Dilworth and Mr. Swain voluntarily surrendered, on May 14, 2004, 260,000 and 380,000 out-of-the-money options, respectively, in conjunction with participation in a voluntary stock option exchange program. New option grants equal to the number cancelled were made on November 15, 2004. All options granted to Mr. Dilworth during fiscal 2004 were granted in his capacity as one of our directors.

(4)	Company contribution to the 401(k) Plan.

Option Grants in Last Fiscal Year. The following table shows the stock option grants made to the executive officers named in the Summary Compensation Table during the 2005 fiscal year:

Name	Number of Shares of Common Stock Underlying Options Granted	Percent of Total Options Granted to Employees In Fiscal Year	Exercise Price (1)	Expiration Date
Robert Dilworth	200,000 (2)	9.7%	$ 0.43	1/26/15
William Swain	160,000	7.7%	$ 0.43	1/26/15

(1)

Options were granted at an exercise price equal to the fair market value of our common stock, as determined by the closing sales price reported on the Over-the-Counter Bulletin Board on the date of grant.

(2)	Of the options granted to Mr. Dilworth during fiscal 2005, 40,000 were granted in his capacity as our Chief Executive Officer (interim) and the balance in his capacity as one of our directors.

Fiscal Year-End Option Values. The following table shows information with respect to unexercised stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2005. No options held by such individuals were exercised during 2005.

Name	Number of Securities Underlying Unexercised Options at Fiscal Year-End (1) Exercisable Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year-End (2) Exercisable Unexercisable
Robert Dilworth	640,000 -	$ 400 -
William Swain	580,000 -	$ 400 -

(1)

Options are generally immediately exercisable and vest in 33 equal monthly installments beginning three months after the date of grant. Shares issued upon the exercise of options are subject to our repurchase, which right lapses as the shares vest.

(2)

The value of the in-the-money options was calculated as the difference between the exercise price of the options and $0.19, the fair market value of our common stock as of December 31, 2005, multiplied by the number of the in-the-money options outstanding.

Compensation of Directors. During the year ended December 31, 2005, since all of our directors were outside directors, they were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a board committee, and a $1,500 quarterly retainer. Additionally, outside directors are granted stock options periodically, typically on a yearly basis. In the aggregate, our directors received options to purchase 640,000 shares of our common stock during 2005 at an average exercise price of $0.43 per share.

Compensation Committee Interlocks and Insider Participation. During the year ended December 31, 2005, the Compensation Committee was comprised of Robert Dilworth, our Interim Chief Executive Officer and Chairman of the Board, and August Klein, a non-employee director.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 6, 2006, with respect to the beneficial ownership of shares of our common stock held by: (i) each director; (ii) each person known by us to beneficially own 5% or more of our common stock; (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each stockholder is c/o GraphOn Corporation, 5400 Soquel Avenue, Suite A2, Santa Cruz, California 95062.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)(2)	Percent of Class (%)
Robert Dilworth (3)	693,820	1.5
William Swain (4)	603,000	1.3
August P. Klein (5)	445,760	1.0
Michael Volker (6)	318,200	*
Gordon Watson (7)	280,000	*
Orin Hirschman (8) 6006 Berkeley Avenue Baltimore, MD 21209	9,120,417	18.5
Ralph Wesinger (9)	3,879,822	8.3
IDT Capital, Inc. (10) 520 Broad Street Newark, NJ 07102	5,555,500	11.6
Globis Capital Partners (11) 60 Broad Street, 38th Floor New York, NY 10004	3,821,278	8.1
All current executive officers and directors as a group (5 persons)(12)	2,340,780	4.9

*	Denotes less than 1%.

(1)

As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of March 6, 2006 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage ownership of our common stock is based on 46,167,047 shares of common stock outstanding as of March 6, 2006.
(3)	Includes 640,000 shares of common stock issuable upon the exercise of outstanding options.
(4)	Includes 580,000 shares of common stock issuable upon the exercise of outstanding options.
(5)	Includes 295,000 shares of common stock issuable upon the exercise of outstanding options.
(6)	Includes 260,000 shares of common stock issuable upon the exercise of outstanding options.
(7)	Includes 280,000 shares of common stock issuable upon the exercise of outstanding options.
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

(9)

Based on information contained in a Form 4 filed by Mr. Wesinger on February 10, 2005 and supplemental information provided to us by Mr. Wesinger. Includes 1,569,816 shares held in escrow pursuant to the terms of an escrow agreement (the "NES Escrow Agreement") entered into in connection with the acquisition by GraphOn of NES. For the duration of the escrow, Mr. Wesinger has the right to vote, but not to dispose of, such shares. Includes 416,664 shares of common stock issuable upon exercise of outstanding options.

(10)

Based on information contained in a Schedule 13D filed by IDT Capital, Inc. on February 15, 2005. Includes 1,851,800 shares of common stock issuable upon the exercise of warrants. Howard S. Jonas exercises sole voting and dispositive power with respect to the listed shares.

(11)

Based on information contained in a Schedule 13G filed by Paul Packer on February 10, 2004. Includes 587,791 shares held by Mr. Paul Packer and 370,400 shares held by Globis Overseas Fund Ltd. (Globis Overseas). Includes 1,273,726 shares of common stock issuable upon the exercise of warrants. Mr. Packer is the Managing Member of Globis Capital Partners (Globis) and is the Managing Member of the general partner of the manager of Globis Overseas. Mr. Packer exercises sole voting and dispositive power with respect to the shares beneficially owned by Globis and Globis Overseas.

(12)	Includes 2,055,000 shares of common stock issuable upon the exercise of outstanding options.

Equity Compensation Plan Information. The following table sets forth information related to all of our equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders: Stock option plans Employee stock purchase plan	4,080,268 (1)	$ 0.53 (1)	3,530,591 (1)
Equity compensation plans not approved by security holders: Stock option plans (2)	1,636,000	$ 0.54	14,000
Total	5,716,268	$ 0.53	3,544,591

(1)

Under terms of the employee stock purchase plan (ESPP), employees who participate in the plan are eligible to purchase shares of common stock. As of December 31, 2005, 203,545 shares had been purchased through the ESPP, at an average cost of $0.89 per share and 96,455 shares are available for future purchase.

(2)

On April 30, 2000 our board approved a supplemental stock option plan (the "supplemental plan"). Participation in the supplemental plan is limited to those employees who are, at the time of the option grant, neither officers nor directors. The supplemental plan was initially authorized to issue options for up to 400,000 shares of common stock. The exercise price per share is subject to the following provisions:

•;The exercise price per share shall not be less than 85% of the fair market value per share of common stock on the option grant date.

•;If the person to whom the option is granted is a 10% shareholder, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the option grant date.

All options granted are immediately exercisable by the optionee. The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The supplemental plan shall terminate no later than April 30, 2010. As of December 31, 2005, options to purchase 386,000 shares of common stock had been issued under the supplemental plan and 14,000 shares remained available for issuance.

On January 27, 2005 our board approved a stock option plan (the "NES Plan") for a named employee, who at the time of the option grant was neither an officer nor a director. The NES Plan was initially authorized to issue options for up to 1,000,000 shares of common stock. Under the terms of the NES Plan, the exercise price of all options issued under the NES Plan would be equal to the fair market value of our common stock on the date of the grant.

All options granted under the NES Plan are immediately exercisable by the optionee, however, there is a vesting period for the options. During the optionee's first three months of employment, no options would vest. In the optionee's fourth month of employment, approximately 8.33% of the shares granted would vest with the remainder vesting ratably over a 33-month period, beginning in the optionee's fifth month of employment. The exercise price is immediately due upon exercise of the option. The NES Plan shall terminate no later than January 31, 2015. As of December 31, 2005, options to purchase 1,000,000 shares of common stock had been issued under the NES plan and no shares remained available for issuance.

On February 14, 2005 our board of directors approved a stock option plan (the "GG Plan") for a named employee, who at the time of the option grant was neither an officer nor a director. The GG Plan was initially authorized to issue options for up to 250,000 shares of common stock. Under the terms of the GG Plan, the exercise price of all options issued under the GG Plan would be equal to the fair market value of our common stock on the date of the grant.

All options granted under the GG Plan are immediately exercisable by the optionee, however, there is a vesting period for the options. The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The GG Plan shall terminate no later than February 15, 2015. As of December 31, 2005, options to purchase 250,000 shares of common stock had been issued under the GG Plan and no shares remained available for issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 29, 2004, we issued and sold to certain individuals and entities in a private placement (the "2004 private placement") 5,000,000 shares of common stock and five-year warrants to acquire 2,500,000 shares of common stock at an exercise price of $0.33 per share. We derived net proceeds of approximately $931,400 from the 2004 private placement. We also issued to Griffin Securities Inc., ("Griffin") as a placement agent fee in respect to the 2004 private placement, warrants to acquire 500,000 shares of common stock at an exercise price of $0.23 per share and warrants to acquire 250,000 shares of our common stock at an exercise price of $0.33 per share.

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

On January 31, 2005, we completed our acquisition of NES in exchange for 9,599,993 shares of common stock, the assumption of approximately $235,000 of NES' indebtedness and the reimbursement to AIGH of $665,000 for its advance on our behalf of a like sum in December 2004 to settle certain third party litigation against NES. This reimbursement was effected (as discussed below) by a partial credit against the purchase price of our securities acquired by Mr. Hirschman in the 2005 private placement. Of such 9,599,993 shares, 4,963,158 were issued to Mr. Wesinger, an aggregate 2,439,342 shares were issued to NES' other shareholders and an aggregate 2,197,500 shares to two of NES' remaining creditors. Immediately thereafter, 3,260,391 of the shares issued to Mr. Wesinger were substituted for the NES shares that he had previously pledged to us to secure repayment of his $350,000 note. In accordance with the terms of the acquisition, Mr. Wesinger became a non-executive employee of our company upon consummation of the acquisition.

On February 2, 2005, we issued and sold to certain individuals and entities in the 2005 private placement 148,148 shares of newly authorized Series A preferred stock at a price of $27.00 per share and five-year warrants to acquire 74,070 shares of newly authorized Series B preferred stock at an exercise price of $40.00 per share. We derived net proceeds of approximately $2,110,700 from the 2005 private placement.

AIGH purchased 30,368 shares of Series A preferred stock and warrants to acquire 15,184 shares of Series B preferred stock in the 2005 private placement for an aggregate purchase price of $820,000. We repaid the $665,000 we owed AIGH by crediting its purchase price of our securities with a like sum. The balance of the purchase price ($155,000) was paid in cash. As an inducement to his participation in the 2005 private placement, we extended the expiration date of Mr. Hirschman's Investment Advisory Agreement to January 29, 2008. Pursuant to the agreement with AIGH as described above, we also paid Mr. Hirschman's legal fees and expenses of approximately $108,000.

Pursuant to an agreement, dated December 16, 2003, with Griffin, placement agent for our 2004 private placement, we issued Griffin five-year warrants to purchase 14,815 shares of Series A preferred stock at an exercise price of $27.00 per share and five-year warrants to purchase 7,407 shares of Series B preferred stock at an exercise price of $40.00 per share as a finder's fee in respect of our 2005 private placement. Additionally, pursuant to the agreement dated December 16, 2003, we paid Griffin a $50,000 agent fee in respect of our 2005 private placement.

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

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger and Reorganization dated as of December 3, 2004, between registrant and GraphOn NES Sub, LLC, a California limited liability company, GraphOn Via SUB III Inc., a Delaware corporation, Network Engineering Software, Inc., a California corporation and Ralph Wesinger (1)

3.1	Amended and Restated Certificate of Incorporation of Registrant (2)
3.2	Amended and Restated Bylaws of Registrant (3)
4.1	Form of certificate evidencing shares of common stock of Registrant (4)
4.2	Form of Warrant issued by Registrant on January 29, 2004 (5)
4.3	Form of Warrant issued by Registrant on February 2, 2005 (6)
4.4	Investors Rights Agreement, dated January 29, 2004, by and among Registrant and the investors named therein (5)
4.5	Investors Rights Agreement, dated February 2, 2005, by and among Registrant and the investors named therein (6)
10.1	1996 Stock Option Plan of Registrant (4)
10.2	1998 Stock Option/Stock Issuance Plan of Registrant (3)
10.3	Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)
10.4	Employee Stock Purchase Plan of Registrant (7)
10.5	Lease Agreement between Registrant and Central United Life Insurance, dated as of October 24, 2003 (5)
10.6	Financial Advisory Agreement, dated January 29, 2004, by and between Registrant and Orin Hirschman (9)
10.7	Amendment to Financial Advisory Agreement, dated February 2, 2005, by and between Registrant and Orin Hirschman (6)
10.8	Reimbursement Agreement, dated December 10, 2004, by and between Registrant and AIGH Investment Partners LLC (9)
10.9	Holder Agreement, dated January 31, 2005, by and between Registrant and the holders named therein (6)
10.10	Non-recourse Secured Promissory Note, dated October 6, 2004, by and between Registrant and Ralph Wesinger (9)
10.11	Stock Pledge Agreement, dated October 6, 2004, by and between Registrant and Ralph Wesinger (9)
10.12	Agreement, dated December 16, 2003, by and between Registrant and Griffin Securities, Inc. (9)
10.13	2005 Equity Incentive Plan (10)
10.14	Stock Option Agreement, dated February 1, 2005 by and between Registrant and Ralph Wesinger
10.15	Stock Option Agreement, dated January 29, 2005 by and between Registrant and Gary Green
14.1	Code of Ethics (5)
16.1	Letter from BDO Seidman, LLP, dated February 10, 2005 regarding change in certifying accountant (8)
21.1	Subsidiary of Registrant
23.1	Consent of Macias Gini & Company LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

(1)	Incorporated by reference from Registrant's Current Report on Form 8-K, dated December 3, 2004, filed with the SEC on December 9, 2004
(2)	Incorporated by reference from Registrant's Current Report on Form 8-K, dated January 28, 2005, filed with the SEC on February 3, 2005
(3)	Incorporated by reference from Registrant's Form S-4, file number 333-76333.
(4)	Incorporated by reference from Registrant's Form S-1, file number 333-11165.
(5)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, dated March 30, 2003, filed with the SEC on March 30, 2003
(6)	Incorporated by reference from Registrant's Current Report on Form 8-K, dated January 31, 2005, filed with the SEC on February 4, 2005
(7)	Incorporated by reference from Registrant's Form S-8, file number 333-40174.
(8)	Incorporated by reference from Registrant's Current Report on Form 8-K, dated February 9, 2005, filed with the SEC on February 14, 2005
(9)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, dated April 15, 2005, filed with the SEC on April 15, 2005.
(10)	Incorporated by reference from Registrant's Definitive Proxy Statement, dated November 21, 2005, filed with the SEC on November 25, 2005

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by Macias Gini & Company LLP for the years ended December 31, 2005 and 2004 were as follows:

Category	2005	2004
Audit fees	$ 173,500	$ 150,000
Audit - related fees	-	-
Tax fees	13,500	13,600
Other fees	-	-
Totals	$ 187,000	$ 163,300

Audit fees include fees associated with our annual audit, the reviews of our quarterly reports on Form 10-Q, and assistance with and review of documents filed with the Securities and Exchange Commission (the "SEC"). Audit-related fees include consultations regarding revenue recognition rules and interpretations as they related to the financial reporting of certain transactions. Tax fees included tax compliance and tax consultations.

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

GRAPHON CORPORATION

Date: April 17, 2006	By:	/s/ William Swain
William Swain
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title
/s/ Robert Dilworth Robert Dilworth April 17, 2006	Chairman of the Board and Interim Chief Executive Officer (Principal Executive Officer)
/s/ William Swain William Swain April 17, 2006	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)
/s/ August P. Klein August P. Klein April 17, 2006	Director
/s/ Michael Volker Michael Volker April 17, 2006	Director
/s/ Gordon Watson Gordon Watson April 17, 2006	Director