Form 10QSB
period 2006-03-31
GRAPHON CORP/DE
filed 2006-05-15
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from	to

Commission File Number: 0-21683

GraphOn Corporation

(Exact name of small business issuer as specified in its charter)

Delaware	13-3899021
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5400 Soquel Avenue, Suite A2

Santa Cruz, California 95062

(Address of principal executive offices)

Issuer's telephone number: (800) 472-7466

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2006, there were issued and outstanding 46,192,250 shares of the issuer's Common Stock, par value $0.0001.

Transitional Small Business Disclosure Format (Check one):

Yes ☐ No ☒

GRAPHON CORPORATION

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheet

($000s)
Assets	Unaudited
Current Assets	March 31, 2006

Cash and cash equivalents	$ 3,295
Other current assets	624

Total Current Assets	3,919

Patents, net	4,297
Other assets	169

Total Assets	$ 8,385

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable and accrued expenses	$ 593
Deferred revenue	1,091

Total Current Liabilities	1,684

Deferred revenue	763

Total Liabilities	2,447

Commitments and contingencies	-

Shareholders' Equity
Common stock, $0.0001 par value, 195,000,000 shares authorized, 46,192,250 and 46,167,047 shares issued and outstanding, respectively	5
Additional paid-in capital	58,449
Deferred compensation	-
Note receivable - shareholder	(260)
Accumulated deficit	(52,256)

Total Shareholders' Equity	5,938

Total Liabilities and Shareholders' Equity	$ 8,385

See accompanying notes to condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations and Comprehensive Loss

	($000s, except per share data)
	Unaudited	Unaudited
	Three Months Ended March 31,

	2006	2005

Revenue	$ 1,306	$ 1,181
Cost of Revenue	111	121

Gross Profit	1,195	1,060

Operating Expense
Selling and marketing	414	335
General and administrative	990	727
Research and development	394	324

Total Operating Expense	1,798	1,386

Loss From Operations	(603)	(326)

Other Income	10	8

Loss Before Provision for Income Tax	(593)	(318)
Provision for income tax	-	-

Net Loss	(593)	(318)
Other comprehensive loss	-	-

Comprehensive Loss	(593)	(318)
Deemed dividend on preferred stock	-	(4,000)

Loss Attributable to Common Shareholders	$ (593)	$ (4,318)

Basic and Diluted Loss per Common Share	$ (0.01)	$ (0.15)

Weighted Average Common Shares Outstanding	46,183,849	28,620,913

See accompanying notes to condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statement of Cash Flows

	($000s)
	Unaudited	Unaudited
	Three Months Ended March 31,

Cash Flows From Operating Activities	2006	2005

Net loss	$ (593)	$ (318)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	256	207
Amortization of deferred compensation	-	1
Stock-based compensation expense	110	-
Proceeds from directors' notes receivable	-	50
Interest accrued on directors' notes receivable	-	(1)
Proceeds from accrued interest on directors' notes receivable	-	4
Proceeds from note receivable - shareholder	-	3
Interest accrued on note receivable - shareholder	(2)	(2)
Changes in operating assets and liabilities:
Accounts receivable	241	(457)
Prepaid expenses and other assets	(58)	13
Accounts payable	20	56
Accrued expenses	(41)	(6)
Accrued wages	(160)	79
Deferred revenue	62	395

Net Cash Provided By (Used In) Operating Activities	(165)	24

Cash Flows Used In Investing Activities
Acquisition costs	-	(612)
Capital expenditures	(20)	(10)

Net Cash Used In Investing Activities	(20)	(622)

Cash Flows Provided By (Used In) Financing Activities
Employee stock purchases	5	5
Proceeds from private placement of preferred stock and warrants	-	3,335
Costs of private placement of preferred stock and warrants	(53)	(245)

Net Cash Provided By (Used In) Financing Activities	(48)	3,095

Effect of exchange rate fluctuations on cash and dash equivalents	-	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	(233)	2,496

Cash and Cash Equivalents, beginning of period	3,528	675

Cash and Cash Equivalents, end of period	$ 3,295	$ 3,171

See accompanying notes to condensed consolidated financial statements

GRAPHON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements of GraphOn Corporation (the Company) and its subsidiary included herein have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of the Company's results of operations, financial position and cash flows.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the three-month periods ended March 31, 2006 and 2005) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-QSB should be read in conjunction with the Company's audited financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the Commission) on April 17, 2006. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2006, or any future period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates include the allowance for doubtful accounts, the estimated lives of intangible assets, depreciation of fixed assets, determination of stock-based compensation expense and accrued liabilities, among others. Actual results could differ materially from those estimates.

Significant intercompany accounts and transactions are eliminated upon consolidation.

2. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its condensed consolidated statement of income prior to January 1, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

Results for prior periods have not been restated.

As a result of adopting FAS123R on January 1, 2006, the Company's loss from operations, loss before provision for income taxes and net loss for the three-months ended March 31, 2006 are each $110 thousand higher than if the Company had continued to account for stock-based compensation under APB No. 25.

Pro Forma Information Under FAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based awards in the first quarter of 2005 ($000s, except per share data):

Three Months Ended March 31, 2005

Net loss, as reported:	$ (318)

Less: deemed preferred dividends	(4,000)

Deduct: total stock-based compensation expense determined under the fair-value method for all awards, net of related tax effects	(84)

Pro forma net loss	$ (4,402)

Basic and diluted loss per share
As reported	$ (0.15)
Pro forma	$ (0.15)

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends, expected volatility of 60%, risk free interest rate of 1.5% and an expected term of five years. The weighted average fair value of stock-based awards granted during the first quarter of 2005 was $0.50. No stock options were exercised during the first quarter of 2005 and forfeitures were recognized as they occurred.

Valuation and Expense Information Under FAS123R

The Company recorded stock-based compensation expense of $110 thousand in the first quarter of 2006. As required by FAS123R, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the stock-based compensation expense recorded during the first quarter of 2006 by income statement classification ($000s):

Income statement classification
Cost of revenue	$ 4
Selling and marketing expense	13
General and administrative expense	85
Research and development expense	8

$ 110

In connection with the adoption of FAS123R, the Company estimated the fair value of each stock option grant on the date of grant using a binomial model, with the following assumptions: no dividends, an approximate risk free interest rate of 4.46%, estimated forfeiture rate of 10% and an estimated exercise factor of 10%. For stock option grants, the following additional assumptions were also used: expected volatility of 159% and an expected term of 7.5 years. For employee stock purchase plan ("ESPP") grants, the assumptions listed in the preceeding sentence were also used, except as follows: expected volatility of 147%, risk free interest rate of 3.73% and an expected term of 0.5 years.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. The Company used the historical volatility of its daily closing price since it went public (July 13, 1999) through March 31, 2006 as the basis of its calculation for stock option grants. The volatility calculation for ESPP grants was based on the historical volatility of the Company's daily closing price from August 1, 2005 to January 31, 2006 as these were the two dates used in determining the purchase price of the shares sold under the ESPP.

The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to the Company's expected term on its options. The expected term of the Company's stock options was based on the historical option holder exercise patterns and considered the market performance of the Company's common stock and other items. The expected term of the ESPP shares was six months, which was the length of time between the ESPP grant date (August 1, 2005) and the purchase date (January 31, 2006).

The estimated forfeiture rate was based on an analysis of historical data and considered the impact of events such as the work force reductions the Company carried out during previous years. The estimated exercise factor was based on an analysis of historical data and included a comparison of historical and current share prices.

The weighted average fair value of stock options granted and ESPP shares purchased during the first quarter of 2006 was $0.21 and $0.1785, respectively.

The following table presents a summary of the status and activity of the Company's stock option awards.

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	($000s) Aggregate Intrinsic Value as of March 31, 2006

Outstanding at December 31, 2005	5,716,272	$ 0.53	7.90
Granted	985,000	0.21
Exercised	-	-
Forfeited or expired	-	-

Outstanding at March 31, 2006	6,701,272	$ 0.48	7.98	$ 74

Vested or expected to vest at March 31, 2006 (1)	6,376,784	$ 0.49	7.91	$ 74

Exercisable at March 31, 2006 (2)	6,701,272	$ 0.48	7.98	$ 74

(1) Of the options outstanding as of March 31, 2006, 3,670,152 were vested and 2,706,632 were estimated to vest in future periods, prior to their estimated forfeiture.

(2) All options are exercisable immediately upon grant. Options vest, generally ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

No stock-based compensation awards were exercised during the first quarter of 2006. As of March 31, 2006, there was $808 thousand of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of 1.11 years.

3. Revenue

Revenue for the three-month periods ended March 31, 2006 and 2005 was comprised as follows:

Revenue ($000s)			Change in

Product licenses	2006	2005	Dollars	Percent

Windows	$ 627	$ 621	$ 6	1.0%
Unix	258	267	(9)	(3.4)

	885	888	(3)	(0.3)

Service fees
Windows	213	143	70	49.0
Unix	183	144	39	27.0

	396	287	109	38.0

Other	25	6	19	316.7

Total Revenue	$ 1,306	$ 1,181	$ 125	10.6

4. Patents

As of March 31, 2006, patents consisted of the following:

(000s)

Patents	$ 5,340

Accumulated amortization	(1,043)

$ 4,297

Patent amortization, which aggregated $222 thousand during the three-month period ended March 31, 2006, is a component of general and administrative expenses.

5. Supplemental Disclosure of Cash Flow Information

The Company disbursed no cash for the payment of income taxes or interest during either of the three-month periods ended March 31, 2006 or 2005.

As of March 31, 2006, the Company had included approximately $5 thousand of costs in accrued expenses related to a private placement it completed during the first quarter of 2005.

6. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the three-month periods ended March 31, 2006 and 2005, 19,550,468 and 19,217,157 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

•	our history of operating losses, and expectation that those losses will continue;
•	the uncertainty as to whether or not we will realize the anticipated benefits of acquiring NES;
•	that a significant portion of our revenue has been and continues to be earned from a very limited number of significant customers;
•	that our stock price has been volatile and you could lose your investment; and
•

other factors, including those set forth under Item 6. "Management's Discussion and Analysis or Plan of Operation - Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and in other documents we filed with the Securities and Exchange Commission, could have a material adverse effect upon our business, results of operations and financial condition.

Overview

We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use by independent software vendors (ISVs), application service providers (ASPs), corporate enterprises, governmental and educational institutions, and others.

Server-based computing, sometimes referred to as thin-client computing, is a computing model where traditional desktop software applications are relocated to run entirely on a server, or host computer. This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing. Our software architecture provides application developers with the ability to relocate applications traditionally run on the desktop to a server, or host computer, where they can be run over a variety of connections from remote locations to a variety of display devices. With our server-based software, applications can be web-enabled, without any modification to the original application software required, allowing the applications to be run from browsers or portals. A variety of Unix, Linux or Windows applications can be web-enabled with our server-based technology.

We continue to manage our operations to bring our cash expenditures in line with our revenues in order to determine the most cost effective use of our cash on hand. We are simultaneously looking at ways to improve our revenue stream. Additionally, we continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity. We believe that improving or maintaining our current revenue stream, coupled with our cash on hand, including the cash raised in the 2005 private placement will sufficiently support our operations during 2006. If we were unsuccessful in maintaining our current revenue level or finding additional alternative sources of financing, we would face a severe constraint on our ability to sustain operations in a manner that would create future growth and viability.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as "critical" because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in our most recent Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 related to revenue recognition, the allowance for doubtful accounts, patents, capitalized software development costs, impairment of intangible assets, loss contingencies and stock compensation. With the adoption of FAS123R, on January 1, 2006, we have identified the estimates and assumptions that accompany the fair value determination of our stock-based compensation awards as critical, as discussed below. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policy discussed below as well as those disclosed in our Annual Report on Form 10-KSB, as filed with the SEC on April 17, 2006.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." ("FAS No. 123") We did not recognize compensation cost related to stock options granted to our employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in our condensed consolidated statement of income prior to January 1, 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

Results for prior periods have not been restated.

As a result of adopting FAS123R on January 1, 2006, our loss from operations, loss before provision for income taxes and net loss for the three-months ended March 31, 2006 are each $110 thousand higher than if we had continued to account for stock-based compensation under APB No. 25.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used a binomial pricing model which requires the consideration of the following variables for purposes of estimating fair value:

•	the expected volatility of our common stock,
•	the annualized forfeiture/termination rate,
•	the prior forfeiture/termination rate,
•	the expected term of the option,
•	the exercise factor for optionees,
•	the risk free interest rate for the expected option term, and
•	expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future).

Of the variables above, the selection of an expected term, an annualized forfeiture rate and expected stock price volatility are the most subjective. Our estimate of the expected option term was 7.5 years and was derived based on our analysis of historical data and future projections. We derived an annualized forfeiture rate of 10% by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in work force. In estimating our stock price volatility, we analyzed our historic volatility since we became a public entity (July 13, 1999) through March 31, 2006, by reference to actual stock prices during this period and calculated an estimated volatility of approximately 159%. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We also recognized compensation costs for shares purchased under our Employee Stock Purchase Plan ("ESPP") during the first quarter. We applied the same variables to the calculation of the costs associated with the ESPP shares purchased as the stock option grants noted above, except as follows: expected stock price volatility was 147%, the risk free interest rate was 3.73% and the expected term was 0.5 years. In estimating stock price volatility for the ESPP shares purchased, we analyzed our historical volatility from August 1, 2005 to January 31, 2006. These are the two dates whose closing prices were used as the basis of determining the purchase price for shares purchased under the ESPP during the first quarter. Since August 1, 2005 to January 31, 2006 is a six-month period, the estimated term was deemed to be 0.5 years.

The specific valuation assumptions noted above were applied to stock options that we granted and ESPP shares that were purchased, respectively, subsequent to our adoption of SFAS 123(R). The majority of the stock-based compensation expense recorded in the quarter ended March 31, 2006 related to options granted in the quarter ended March 31, 2006. We expect that stock-based compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2006 we expect to incur stock-based compensation expense of approximately $100 thousand per quarter.

Results of Operations for the Three-Month Periods Ended March 31, 2006 and 2005.

Revenue

Product line revenue for the three-month periods ended March 31, 2006 and 2005 was as follows:

Revenue ($000s)			Change in

Product licenses	2006	2005	Dollars	Percent

Windows	$ 627	$ 621	$ 6	1.0%
Unix	258	267	(9)	(3.4)

	885	888	(3)	(0.3)

Service fees
Windows	213	143	70	49.0
Unix	183	144	39	27.0

	396	287	109	38.0

Other (1)	25	6	19	316.7

Total Revenue	$ 1,306	$ 1,181	$ 125	10.6

(1) Amortization of private labeling and other fees. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name. We defer these fees upon contract signing and recognize the revenue ratably over the initial term of the contract, typically, three years.

The changes in both Windows and Unix-based product licenses revenue for the three-month periods ended March 31, 2006 and 2005 were reflective of how such revenue varies because a significant portion of this revenue has been, and continues to be earned from a limited number of significant customers, most of whom are VARs. Consequently, if any of these significant customers change their order level or fail to order during the reporting period, our revenue could be materially impacted. We expect this situation to continue throughout 2006.

During the three-month period ended March 31, 2006, nine Windows customers, including our two most significant Windows customers (KitASP and FrontRange) purchased an aggregate $425 thousand of Windows product, which accounted for 67.8% of Windows product license revenue for the period. These nine customers' purchases were $83 thousand lower than their purchases during the same period of 2005, which aggregated $508 thousand, or 81.8% of Windows product license revenue. Offsetting this decrease was an $89 thousand aggregate net increase in Windows product licenses revenue from our numerous smaller Windows customers.

Three Unix product customers, including our most significant Unix customer (Alcatel - all worldwide locations) purchased an aggregate of $173 thousand of Unix products, which accounted for 67.1% of Unix product license revenue for the three-month period ended March 31, 2006. These three customers' purchases were an aggregate $25 thousand higher than their purchases during the same period of 2005, which aggregated $148 thousand, or 55.4% of Unix product license revenue for the prior period. Offsetting this increase was a $34 thousand aggregate net decrease in Unix product licenses revenue from our numerous smaller Unix customers.

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

The increase in both Windows and Unix-based service fees for the three-month period ended March 31, 2006, as compared with the same period of the prior year was primarily due to higher levels of maintenance contract purchases that occurred during 2005 and has continued through the first three months of 2006. We expect this trend to continue throughout 2006.

The increase in other revenue for the three-month period ended March 31, 2006, as compared with the same period in 2005 was primarily due to the recognition of private labeling fees revenue. Private labeling fees are recognized as revenue over the underlying contract period, which is typically three years. During 2005, however, we entered into three private labeling agreements, aggregating $30 thousand, wherein the underlying contract period for each agreement was only one year. During the three-month period ended March 31, 2006, we recognized $12 thousand more in revenue from these three contracts than we did during the same period in 2005.

During the three-month period ended March 31, 2006 we recognized $5 thousand of private labeling fees revenue from contracts entered into after the end of the same period of the prior year.

Cost of Revenue

Cost of revenue for the three-month periods ended March 31, 2006 and 2005 was as follows:

($000s)			Change in

	2006	2005	Dollars	Percent

Product costs	$ 35	$ 50	$ (15)	(30.0)%
Service costs	76	71	5	7.0

	$ 111	$ 121	$ (10)	(8.3)%

Cost of revenue consists primarily of product costs and service costs. Product costs are comprised primarily of the amortization of capitalized technology developed in-house. Service costs represent the costs of customer service. Shipping and packaging materials are immaterial as virtually all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United States, research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products.

Cost of revenue decreased by $10 thousand, or 8.3%, to $111 thousand for the three months ended March 31, 2006, from $121 thousand for the comparable period of 2005. Product costs decreased by $15 thousand, or 30.0%, from $50 thousand to $35 thousand. This decrease was partially offset by an increase in service costs, which increased by $5 thousand, or 7.0%, to $76 thousand, from $71 thousand.

The decrease in product costs for the three-month period ended March 31, 2006, as compared with the same period in 2005 was primarily due to a decrease in the amortization of capitalized software development costs. We expect product costs to remain lower throughout 2006, as compared with 2005, as certain elements of our capitalized software development costs became fully amortized during 2005 and others will become fully amortized during 2006.

The increase in service costs for the three-month period ended March 31, 2006, as compared with the same period in 2005, resulted primarily from our adoption of FAS123R, as explained more fully elsewhere in this Form 10-QSB, as of January 1, 2006. In accordance with FAS123R, we expensed $4 thousand of stock-based compensation expense related to our customer service engineers either on or before March 31, 2006 during the three-month period ended March 31, 2006. No such expense was recorded during the three-month period ended March 31, 2005. We expect service costs to remain higher throughout 2006, as compared with 2005, as we continue to comply with FAS123R.

Selling and Marketing Expenses

Selling and marketing expenses were 31.7% and 28.4% of revenue for the three-months ended March 31, 2006 and 2005, respectively. Selling and marketing expenses for the three months ended March 31, 2006 increased by $79 thousand, or 23.6%, to $414 thousand from $335 thousand for the same period of 2005.

Selling and marketing expenses primarily consist of employee costs, outside services, travel and entertainment, stock-based compensation expense and tradeshow expense. Expense categories that were primary contributors to the net increase in the first quarter of 2006 as compared with the same period of 2005 are summarized as follows:

($000s)	Increase From 2005

Employee costs	$ 21
Travel & entertainment	20
Stock-based compensation expense	13
Tradeshow expense	10
Outside services	9
Other	6

Total	$ 79

The increase in employee costs for the three-month period ended March 31, 2006, as compared with the same period in 2005, resulted primarily from increased employee benefits, principally health insurance, which were partially offset by lower commissions. We expect 2006 employee costs to exceed those of 2005 as we anticipate increasing our sales force in addition to absorbing higher health insurance costs.

The increase in travel & entertainment for the three-month period ended March 31, 2006, as compared with the same period in 2005, resulted from increased tradeshow participation as well as an increase in visiting customers and prospects. We expect these trends to continue; consequently, we expect 2006 travel and entertainment levels to exceed 2005 levels.

We adopted FAS123R as of January 1, 2006, as explained more fully elsewhere in this Form 10-QSB, and as a result began recording stock-based compensation expense. For the three-month period ended March 31, 2006, such selling and marketing stock-based compensation expense amounted to $13 thousand. No such stock-based compensation expense was recorded during 2005. We anticipate 2006 stock-based compensation expense to exceed 2005 levels as we continue to comply with FAS123R.

Tradeshow expense for the three months ended March 31, 2006 was $10 thousand higher than those for the same period in 2005 primarily as a result of our participation in CeBIT in Hanover, Germany during March 2006. This is one of, if not the largest technology tradeshow in Europe annually. Although we attended CeBIT during 2005, we did not set up a display; consequently, our 2006 CeBIT participation costs were greater than those in 2005. We expect this trend to continue as we anticipate setting up our display at other tradeshows during 2006.

Outside services increased during the three-month period ended March 31, 2006, as compared with the same period in 2005, due to increased activity of our outside Asian sales representative. We expect this trend to continue as we anticipate increasing our outside Asian sales representative's activities in 2006 over 2005 levels.

Based on the above items and trends, we anticipate that 2006 selling and marketing expense will exceed 2005 selling and marketing expense.

General and Administrative Expenses

General and administrative expenses were approximately 75.8% and 61.6% of revenues for the first quarter of 2006 and 2005, respectively. General and administrative expenses for the first quarter of 2006 increased by $263 thousand, or 36.2%, to $990 thousand from $727 thousand for the first quarter of 2005.

General and administrative expenses primarily consist of employee costs, amortization and depreciation, stock-based compensation expense, legal, professional and other outside services (including those related to realizing benefits from our patent-related assets), travel and entertainment, certain costs associated with being a publicly held corporation, and bad debts expense. Expense categories that were primary contributors to the net increase in general and administrative expense for the first quarter 2006 as compared with 2005 are summarized as follows:

($000s)	Increase (Decrease) From 2005

Employee costs	$ 95
Stock-based compensation expense	85
Amortization expense	76
Legal	(107)
Outside services	29
Travel and entertainment	24
Insurance	23
Other	38

Total	$ 263

The increase in employee costs in the first quarter of 2006, as compared with the first quarter of 2005, was primarily due to the having four more employees. One of these employees has been tasked with the administrative management of our patents. Two employees were hired into the accounting department during 2005, one of whom replaced an outside consultant. One managerial employee was hired to oversee the general development of business opportunities. We expect 2006 employee costs to exceed 2005 levels.

We adopted FAS123R as of January 1, 2006, as more fully explained elsewhere in this Form 10-QSB, and as a result, began recording stock-based compensation expense. For the three-month period ended March 31, 2006 such general and administrative stock-based compensation expense amounted to $85 thousand. No such stock-based compensation expense was recorded during 2005. We anticipate 2006 stock-based compensation expense to exceed 2005 levels as we continue to comply with FAS123R.

Amortization expense increased during the three-month period ended March 31, 2006, as compared with the same period in 2005, primarily because we amortized the patents we acquired on February 1, 2005 for only two months during the first quarter of 2005 whereas we amortized them for three months during the first quarter of 2006. We expect aggregate amortization to be higher in 2006, as compared with 2005.

Legal expense decreased by $107 thousand during the first quarter of 2006, as compared with the first quarter of 2005, primarily due to a reduction in legal fees related to patent administration. During 2005 we hired an attorney to manage this process in-house.

Outside services increased by $29 thousand during the three-months ended March 31, 2006, as compared with the same period of 2005 primarily as a result of increased activity by our Interim Chief Executive Officer in our general business affairs. Partially offsetting this increase was a decrease in consulting fees from an administrative consultant whose contract was terminated during the second quarter of 2005. We subsequently replaced this consultant with a full time employee during 2005.

The $24 thousand increase in travel and entertainment during the first quarter of 2006, as compared with the first quarter of 2005, was primarily a result of an increase in travel by our Interim Chief Executive Officer as he increased his activities in our general business affairs and by our Vice President of Business Development as he reviewed various business opportunities that had presented themselves to us.

Insurance increased by $23 thousand in the three months ended March 31, 2006, as compared with the same period of the prior year, primarily as a result of initiating Director's and Officer's insurance coverage. We had no such insurance coverage during 2005; consequently, we expect insurance expense to be higher during 2006 than it was during 2005.

We anticipate that aggregate general and administrative expenses for 2006 will be higher than 2005, primarily due to the additional personnel, the amortization of the patents, stock option compensation expense we will record as a result of adopting FAS123R, increased activity by certain executive managers and the directors' and officers' insurance premiums.

Research and Development Expenses

Research and development expenses were approximately 30.2% and 27.4% of revenues for the first quarter of 2006 and 2005, respectively. Research and development expenses for the first quarter of 2006 increased by $70 thousand, or 21.6%, to $394 thousand from $324 thousand for the first quarter of 2005.

Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during the three-month periods ended March 31, 2006 or 2005.

Research and development expenses consist primarily of employee costs, payments to contract programmers, rent, stock-based compensation expense, depreciation and computer related supplies. Expense categories that were primary contributors to the net increase in the first quarter 2006 as compared with the first quarter of 2005 are summarized as follows:

($000s)	Increase From 2005

Employee costs	$ 40
Consulting services	21
Stock-based compensation expense	8
Other	1

Total	$ 70

The increase in employee costs for the three-month period ended March 31, 2006, as compared with the same period of 2005, was primarily due to salary adjustments enacted after March 31, 2005, the hiring of an additional engineer during 2006 and increased benefits, principally health insurance. We expect 2006 employee costs to exceed 2005 levels.

The increase in consulting services for the first quarter of 2006, as compared with the first quarter of 2005, was due to the timing and volume of work we contracted the consultants to perform. We anticipate 2006 consulting services levels to exceed those of 2005 as we strive to make our products more competitive in the market place.

We adopted FAS123R as of January 1, 2006, as more fully explained elsewhere in this Form 10-QSB, and as a result began recording stock-based compensation expense. For the three-month period ended March 31, 2006 such research and development stock-based compensation expense amounted to $8 thousand. No such stock-based compensation expense was recorded during 2005. We anticipate 2006 stock-based compensation expense to exceed 2005 levels as we continue to comply with FAS123R.

As outlined above, we anticipate that research and development expenses for 2006 will be higher than those incurred during 2005.

Interest and other income

Interest and other income for the first quarter of 2006 increased by $2 thousand, or 25.0%, to $10 thousand from $8 thousand for the first quarter of 2005.

During the first quarters of 2006 and 2005, interest and other income consisted primarily of interest income on excess cash and note receivable - shareholder. During the first quarter of 2005, interest and other income also included interest income on notes receivable - directors.

Interest and other income was higher during the first quarter of 2006, as compared with the first quarter of 2005, primarily as a result of having higher average daily cash balances. We began 2005 with approximately $675 thousand of cash on hand, whereas we began 2006 with approximately $3,528 thousand.

We anticipate that interest and other income for 2006 will approximate 2005 levels as we anticipate having similar or lower average cash balances for the remainder of the year, partially offset by higher interest rates.

Net Loss

As a result of the foregoing items, net loss for the first quarter of 2006 was $593 thousand, an increase of $275 thousand, or 86.5%, from a net loss of $318 thousand for the first quarter of 2005. As a result of our continued operating loss we intend to continue to pursue revenue growth opportunities through all available means.

Net loss attributable to common shareholders for the first quarter of 2006 was $593 thousand, a decrease of $3,725 thousand, or 86.3%, from a net loss attributable to common shareholders of $4,318 thousand for the first quarter of 2005. The decrease in net loss attributable to common shareholders for the first three months of 2006 was due to the deemed dividends on preferred stock, as discussed below.

Deemed Dividends on Preferred Stock

On February 2, 2005, we completed the 2005 private placement, which raised a total of $4,000 thousand through the sale of 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock.

The deemed fair value of the Series A preferred stock was estimated based on the market price and underlying number of common shares they would have converted into had the conversion occurred immediately upon their issuance. The market price for our common stock on February 2, 2005 was $0.46 and the Series A preferred stock would have converted into 14,814,800 common shares, thus deriving an estimated fair value of approximately $6,815 thousand at that date.

The fair value of the warrants was estimated to be $1,878 thousand and was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 1.5%, a volatility factor of 60%, a dividend yield of 0% and a five year contractual life.

Based on the relative fair values of the Preferred Shares and the warrants at the time of their issuance, we allocated $3,136 thousand of the $4,000 thousand proceeds of the 2005 Private Placement to the Preferred Shares and $864 thousand to the warrants.

The Preferred Shares we issued contained a non-detachable conversion feature (the "Beneficial Conversion Feature") that was in-the-money upon completion of the 2005 Private Placement, in that the deemed fair value of Common Stock into which the Preferred Shares could be converted exceeded the allocated value of $3,136 thousand by $3,679 thousand (using the intrinsic value method). This discount resulting from recording the Beneficial Conversion Feature was limited to the allocated proceeds of $3,136 thousand and has been recognized as if this amount had been declared a non-cash dividend to the preferred shareholders during the quarter ended March 31, 2005.

Additionally, the approximate $864 thousand discount resulting from the allocation of the proceeds of the 2005 Private Placement on a relative fair value basis to the Series A preferred shares and the warrants issued in the 2005 Private Placement has also been recognized as if this amount had been declared a non-cash dividend to the preferred shareholders during the quarter ended March 31, 2005.

Liquidity and Capital Resources

We continue to manage our operations to bring our cash expenditures in line with our revenues in order to determine the most cost effective use of our cash on hand. We are simultaneously looking at ways to improve our revenue stream. Additionally, we continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity. We believe that improving or maintaining our current revenue stream, coupled with our cash on hand, including the cash raised in the 2005 private placement will sufficiently support our operations during 2006.

On January 31, 2005, we acquired NES for 9,599,993 shares of common stock, the assumption of approximately $233 thousand of NES' indebtedness and the reimbursement to AIGH Investment Partners, LLC ("AIGH"), an affiliate of a principal stockholder (Orin Hirschman), of $665 thousand for its advance on our behalf of a like sum in December 2004 to settle certain third party litigation against NES. We reimbursed the advance through a partial credit against the price of our securities acquired by AIGH in the 2005 private placement.

The 2005 private placement, which was consummated on February 2, 2005, raised a total of $4,000 thousand, inclusive of the $665 thousand credit issued to AIGH. As of March 31, 2006 we had consumed approximately $525 thousand and $700 thousand of the cash raised paying for expenses related to the 2005 private placement and the NES acquisition, respectively. We estimate that we will have no further disbursements of cash related to either the 2005 private placement or the NES acquisition, respectively; however, there can be no guarantees that these amounts will be final.

We anticipate incurring further costs associated with the development of our patents for the next several reporting periods. We expect to fund these development costs through working capital. Additionally, we anticipate increasing our rate of investment in our both our research and development and sales and marketing activities in 2006 over 2005 levels and to fund these costs through working capital.

Working Capital

As of March 31, 2006, we had current assets of $3,919 thousand and current liabilities of $1,684 thousand, which netted to working capital of $2,235 thousand. Included in current liabilities was the current portion of deferred revenue of $1,091 thousand.

Based on our current operating revenues, operating cost structure, and the cash raised in the 2005 private placement, we believe that we will be able to support our operational needs with currently available resources for at least the next twelve months. However, due to inherent uncertainties associated with predicting future operations, there can be no assurances that these resources will be sufficient to fund our anticipated expenses during the next twelve months.

ITEM 3. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 23, 2005, we initiated a proceeding against AutoTrader.com in the United States District Court in the Eastern District of Texas, alleging that Autotrader.com was infringing two of our patents, namely Nos. 6,324,538 and 6,850,940 (the "538" and "940" patents, respectively), which protect our unique method of maintaining an automated and network accessible database, on its AutoTrader.com website. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. Autotrader.com filed its Answer and Counterclaims on January 17, 2006 seeking a declaratory judgment that it does not infringe the 538 and 940 patents and that both patents are invalid. On March 24, 2006, Autotrader.com filed a motion for summary judgment seeking to invalidate the 538 and 940 patents. On May 1, 2006 we filed a response in opposition to AutoTrader's motion.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2006, we granted the following stock options:

•	stock options to purchase an aggregate 560,000 shares of common stock, at exercise prices ranging from $0.21 to $0.25 per share, were granted to 24 non-executive employees;
•	stock options to purchase an aggregate 425,000 shares of common stock, at an exercise price of $0.21, were granted to our four directors and one executive officer.

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
(Registrant)

Date: May 15, 2006
By: /s/ Robert Dilworth

Robert Dilworth
Chief Executive Officer (Interim) and
Chairman of the Board
(Principal Executive Officer)

Date: May 15, 2006
By: /s/ William Swain

William Swain
Chief Financial Officer
(Principal Financial Officer and
(Principal Accounting Officer)