Form 10KSB/A
period 2005-12-31
GRAPHON CORP/DE
filed 2006-06-12
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT No. 1

TO

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-21683

GRAPHON CORPORATION

(Name of small business issuer as specified in its charter)

Delaware	13-3899021
(State of other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5400 Soquel Avenue, Suite A2

Santa Cruz, California 95062

(Address of principal executive offices)

Registrant’s telephone number: (800) 472-7466

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 Par Value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.	[	]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

Issuer’s revenue for its most recent fiscal year.	$ 5,180,200

The aggregate market value of the common equity of issuer held by non-affiliates of the issuer as of March 6, 2006 was approximately $ 7,522,600.

Number of shares of Common Stock outstanding as of March 6, 2006: 46,167,047 shares of Common Stock.

Explanatory Note

The Company has noted two typographical processing errors in Footnote 8 (Income Taxes) to its Consolidated Financial Statements. The third table within the footnote, which discloses the components of the Company’s net deferred tax asset and related valuation allowance, reported the December 31, 2005 deprecation and amortization and basis difference as ($122,000) and $1,808,000, respectively. The December 31, 2005 depreciation and amortization and basis difference reported should have been $717,000 and ($1,808,000), respectively.

The net change in the Company’s valuation allowance is now reported as ($1,246,000) instead of ($1,531,000) as originally filed, as a result of the typographical processing error corrections noted above.

	GRAPHON CORPORATION
	AMENDMENT No. 1 TO FORM 10-KSB
	Table of Contents

PART II.
Item 7.	Financial Statements	2

PART III.
Item 13.	Exhibits	21

SIGNATURES

FORWARD LOOKING INFORMATION

This report includes, in addition to historical information, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report or in any document incorporated by reference are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Management’s Discussion and Analysis or Plan of Operation,” as well as those discussed elsewhere in this report. Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART II

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statement
Page
Report of Independent Registered Public Accounting Firm..................................................................................................	3
Consolidated Balance Sheet as of December 31, 2005................................................................................	4
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2005 and 2004......	5
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005 and 2004........................	6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004....................................	7
Summary of Significant Accounting Policies...........................................................................................	8
Notes to Consolidated Financial Statements.............................................................................................	11

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheet of GraphOn Corporation and subsidiary (the “Company”) as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Macias Gini & Company LLP

Macias Gini & Company LLP

Sacramento, California

April 17, 2006

GraphOn Corporation

Consolidated Balance Sheet

As of December 31, 2005

Assets
Current Assets
Cash and cash equivalents	$ 3,528,100
Accounts receivable, net of allowance for doubtful accounts of $46,800	763,300
Prepaid expenses and other current assets	43,700
Total Current Assets	4,335,100

Property and equipment, net	94,800
Capitalized software, net	80,100
Patents, net	4,519,400
Other assets	7,300
Total Assets	$ 9,036,700

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$ 145,800
Accrued expenses	196,300
Accrued wages	484,700
Deferred revenue	1,014,600
Total Current Liabilities	1,841,400

Deferred revenue	777,400
Total Liabilities	2,618,800

Commitments and contingencies (Note 10)	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 46,167,047 shares issued and outstanding	4,600
Additional paid-in capital	58,342,700
Deferred compensation	(6,200)
Note receivable – shareholder	(260,100)
Accumulated deficit	(51,663,100)
Total Shareholders’ Equity	6,417,900
Total Liabilities and Shareholders’ Equity	$ 9,036,700

See accompanying summary of significant accounting policies and notes to consolidated financial statements

GraphOn Corporation

Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31,
	2005	2004
Revenue
Product licenses	$ 3,772,400	$ 2,395,200
Service fees	1,358,600	1,015,000
Other	49,200	119,600
Total Revenue	5,180,200	3,529,800

Cost of Revenue
Product costs	207,900	572,100
Service costs	295,800	331,700
Total Cost of Revenue	503,700	903,800

Gross Profit	4,676,500	2,626,000

Operating Expenses
Selling and marketing	1,523,000	1,383,700
General and administrative	3,042,100	1,183,600
Research and development	1,277,600	1,500,900
Total Operating Expenses	5,842,700	4,068,200

Loss From Operations	(1,166,200)	(1,442,200)

Other Income (Expense)
Interest and other income	41,700	14,700
Interest and other expense	(4,500)	-
Total Other Income, net	37,200	14,700
Loss Before Provision for Income Tax	(1,129,000)	(1,427,500)
Provision for income tax	18,200	-
Net Loss	(1,147,200)	(1,427,500)
Other Comprehensive Income
Foreign currency translation adjustment	-	1,000
Comprehensive Loss	(1,147,200)	(1,426,500)
Deemed dividends on preferred stock	(4,000,000)	-

Loss Attributable to Common Shareholders	$ (5,147,200)	$ (1,426,500)

Basic and Diluted Loss per Common Share	$ (0.12)	$ (0.07)

Weighted Average Common Shares Outstanding	41,833,535	21,307,966

See accompanying summary of significant accounting policies and notes to consolidated financial statements

GraphOn Corporation

Consolidated Statements of Shareholders’ Equity

				Additional Paid-in Capital	Deferred Compen-sation	Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Totals

		Common Stock
	Preferred Shares	Shares	Amount
Balances, December 31, 2003	-	16,618,459	$ 1,700	$ 45,985,300	$ -	$ (50,300)	$ (1,400)	$ (45,088,400)	$ 846,900
Private placement proceeds - common stock	-	5,000,000	500	1,149,500	-	-	-	-	1,150,000
Private placement costs - common stock	-	-	-	(218,600)	-	-	-	-	(218,600)
Employee stock purchases	-	37,638	-	9,000	-	-	-	-	9,000
Accrued interest receivable	-	-	-	(1,400)	-	-	-	-	(1,400)
Common stock issuance - exercise of warrants	-	30,000	-	6,900	-	-	-	-	6,900
Restricted stock purchase – certificate not surrendered	-	30,668	-	-	-	-	-	-	-
Foreign currency translation	-	-	-	-	-	-	1,000	-	1,000
Net Loss	-	-	-	-	-	-	-	(1,427,500)	(1,427,500)
Balances, December 31, 2004	-	21,716,765	2,200	46,930,700	-	(50,300)	(400)	(46,515,900)	366,300
Private placement proceeds – preferred stock and warrants	148,148	-	-	4,000,000	-	-	-	-	4,000,000
Private placement proceeds – AIGH reimbursement credit (Notes 1 & 12)	-	-	-	(665,000)	-	-	-	-	(665,000)
Private placement costs – preferred stock and warrants	-	-	-	(525,300)	-	-	-	-	(525,300)
Deemed dividend – preferred shareholders	-	-	-	3,136,000	-	-	-	(3,136,000)	-
Accreted dividend – preferred shareholders	-	-	-	864,000	-	-	-	(864,000)	-
Agency fees – Agent’s warrants (Note 12)	-	-	-	(251,400)	-	-	-	-	(251,400)
Non-cash contribution – Agent’s warrants (Note 12)	-	-	-	251,400	-	-	-	-	251,400
Stock conversion – preferred to common	(148,148)	14,814,800	1,500	(1,500)	-	-	-	-	-
Accrued interest – directors’ notes	-	-	-	(300)	-	-	-	-	(300)
Interest payment – directors’ notes	-	-	-	4,300	-	-	-	-	4,300
Note payments – directors	-	-	-	-	-	50,300	-	-	50,300
Reclassification of note – shareholder	-	-	-	-	-	(350,000)	-	-	(350,000)
Note payments – shareholder	-	-	-	-	-	89,900	-	-	89,900
Accrued interest – shareholder note	-	-	-	(12,600)	-	-	-	-	(12,600)
Interest payments – shareholder	-	-	-	12,600	-	-	-	-	12,600
Common stock issued – NES acquisition	-	9,599,993	900	3,915,900	-	-	-	-	3,916,800
Common stock issued – employee purchases	-	35,489	-	10,000	-	-	-	-	10,000
Translation write off – liquidation of subsidiary	-	-	-	-	-	-	400	-	400
Deferred compensation – issuance of options	-	-	-	8,900	(8,900)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	2,700	-	-	-	2,700
Net loss	-	-	-	-	-	-	-	(1,147,200)	(1,147,200)
Balances, December 31, 2005	-	46,167,047	$ 4,600	$ 58,342,700	$ (6,200)	$ (260,100)	$ -	$ (51,663,100)	$ 6,417,900

See accompanying summary of significant accounting policies and notes to consolidated financial statements

GraphOn Corporation

Consolidated Statements of Cash Flows

Cash Flows From Operating Activities:	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004
Net loss	$ (1,147,200)	$ (1,427,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,065,800	664,700
Amortization of deferred compensation	2,700	-
Repayment of notes receivable – directors	50,300	-
Interest accrued notes receivable – directors	(300)	(1,400)
Interest payments – directors’ notes receivable	4,300	-
Repayment of note receivable – shareholder	89,900	-
Interest payments – shareholder note receivable	12,600	-
Interest accrued note receivable – shareholder	(12,600)	-
Changes in operating assets and liabilities
Accounts receivable	(244,400)	2,200
Prepaid expenses and other assets	(19,600)	(1,000)
Accounts payable	51,300	18,400
Accrued expenses	(5,800)	3,300
Accrued wages	224,600	(46,100)
Deferred revenue	675,600	(75,600)
Net Cash Provided By (Used In) Operating Activities	747,200	(863,000)

Cash Flows From Investing Activities
Acquisition costs – NES	(699,000)	-
Deferred acquisition costs – NES	-	(59,200)
Note receivable – related party	-	(350,000)
Capital expenditures	(70,600)	(33,400)
Other assets	(2,500)	7,100
Net Cash Used In Investing Activities	(772,100)	(435,500)

Cash Flows From Financing Activities
Proceeds from sale of common stock – employee purchases	10,000	9,000
Proceeds from exercise of warrants	-	6,900
Proceeds from private placement of stock and warrants – common stock	-	1,150,000
Costs of private placement of stock and warrants – common stock	-	(218,600)
Proceeds from private placement of stock and warrants – preferred stock	3,335,000	-
Costs of private placement of stock and warrants – preferred stock	(467,300)	-
Net Cash Provided By Financing Activities	2,877,700	947,300
Effect of exchange rate fluctuations on cash and cash equivalents	-	1,000
Net Increase (Decrease) in Cash and Cash Equivalents	2,852,800	(350,200)
Cash and Cash Equivalents, beginning of period	675,300	1,025,500
Cash and Cash Equivalents, end of period	$ 3,528,100	$ 675,300

See accompanying summary of significant accounting policies and notes to consolidated financial statements

GraphOn Corporation

Summary of Significant Accounting Policies

The Company. GraphOn Corporation (the “Company”) was founded in May 1996 and is incorporated in the state of Delaware. The Company’s headquarters are currently in Santa Cruz, California. The Company develops, markets, sells and supports business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use by Independent Software Vendors (ISVs), Application Service Providers (ASPs), corporate enterprises, governmental and educational institutions, and others, primarily in the United States, Asia and Europe.

Basis of Presentation and Use of Estimates. The consolidated financial statements include the accounts of the Company and its subsidiary (collectively, the “Company”), significant intercompany accounts and transactions are eliminated upon consolidation. In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of only normal recurring adjustments to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the allowance for doubtful accounts, the estimated lives of intangible assets, depreciation of fixed assets and accrued liabilities, among others. Actual results could differ materially from those estimates.

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

Capitalized Software Costs. Under the criteria set forth in SFAS No. 86, “Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized to cost of sales based on either estimated current and future revenue for each product or straight-line amortization over the shorter of three years or the remaining estimated life of the product, whichever produces the higher expense for the period.

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

Certain of the Company’s ISV, VAR or ASP customers (individually “reseller” or collectively “resellers”) prepay for licenses they intend to resell. Upon receipt of the prepayment, if all other revenue recognition criteria outlined above have been met, the Company recognizes licensing revenue when the reseller is given access to the licensed programs. The resellers provide monthly sell-through reports that detail, for the respective month, various items, such as the number of licenses purchased, the number they have sold to third parties, the ending balance of licenses they hold as inventory available for future sale and certain information pertaining to their customers such as customer name, licenses purchased, purchase date and contact information. The Company monitors the resellers’ inventory records via the monthly sell-through reports.

Other resellers will only purchase licenses when they have already closed a deal to sell the Company’s product to another party. These resellers will typically submit a purchase order in order to receive product that they can deliver to their customer. In these cases, assuming all other revenue recognition criteria, as set forth above, have been satisfied, the Company recognizes licensing revenue when the reseller has been given access to the licensed programs. There are no rights of return granted to resellers or other purchasers of the Company’s software programs.

The Company recognizes revenue from service contracts ratably over the related contract period, which generally ranges from one to five years.

Segment information. The Company operates in one business segment.

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on assessments of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased.

Income Taxes. Under SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

Fair Value of Financial Instruments. The Company used the following methods and assumptions in estimating the fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amount reported on the balance sheet for cash and cash equivalents approximates fair value.

Notes receivable. The carrying amount reported on the balance sheet for the note receivable – shareholder reflects the current principal balance remaining to be repaid to the Company. The estimated fair value is based on the Company’s estimates of interest rates on similar instruments.

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

Stock-Based Incentive Programs. The Company accounts for its stock-based incentive programs using the intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and interpretations thereof (collectively APB 25). Accordingly, the Company records deferred compensation expense costs related to its employee stock options when the market price of the underlying stock exceeds the exercise price of each option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the board, at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option for options issued to employees. Deferred compensation is expensed on a straight-line basis over the shorter of the vesting period of the related stock option or the contractual period of service for option grants to non-employees. The Company did not grant any stock options at exercise prices below the fair market value of the Company’s common stock on the grant date during the years ended December 31, 2005 and 2004.

As of December 31, 2005, the Company’s deferred compensation balance was $6,200. The accompanying statements of operations reflects stock-based compensation expense of $2,700 and $0 for the years ended December 31, 2005 and 2004, respectively.

An alternative to the intrinsic value method of accounting for stock-based compensation is the fair value approach prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148 (hereinafter collectively referred to as SFAS 123). If the Company followed the fair value approach, the Company would be required to record deferred compensation based on the fair value of the stock option at the date of grant. The fair value of the stock option must be computed using an option-pricing model, such as the Black-Scholes option valuation method, at the date of grant. The deferred compensation calculated under the fair value method would then be amortized over the respective vesting period of the stock option. See New Accounting Pronouncements.

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

Under SFAS 123, the Company’s net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

	For the Year Ended December 31,
	2005	2004
Net loss as reported	$ (1,147,200)	$ (1,427,500)
Add: stock-based employee compensation expense included in reported net loss, net of related tax effects:	-	-
Deduct: deemed dividends on preferred stock	(4,000,000)	-
Deduct: total stock-based compensation determined under the fair value-based method for all accounts, net of related tax effects	(425,000)	(191,700)
Pro forma loss	$ (5,572,200)	$ (1,619,200)

Basic and diluted loss per share
As reported	$ (0.12)	$ (0.07)
Pro forma	$ (0.13)	$ (0.08)

Earnings Per Share of Common Stock. SFAS No. 128, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2005 and 2004, 19,022,157 and 6,641,957 shares, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Comprehensive Income. SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. The individual components of comprehensive income (loss) are reflected in the statements of shareholders’ equity. As of December 31, 2005 and 2004 accumulated other comprehensive income (loss) was comprised of foreign currency translation gains and the cumulative change in the market value of the available-for-sale securities.

New Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the accounting for and the reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 31, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires companies to expense the value of employee stock options and similar awards. As of the effective date, the Company will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which requisite service has not yet been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123 “Stock-Based Compensation.” The Company will apply SFAS No. 123R using a modified version of prospective application.

Under this method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. The Company adopted SFAS No. 123R as of January 1, 2006. The Company expects the adoption SFAS No. 123R will have a material impact on its statement of operations. Compensation expense associated with stock options and similar awards will now be recorded in the statement of operations, instead of being reported within the footnote disclosures to the financial statements. The Company expects such recorded future compensation expense, as calculated under SFAS No. 123R, to approximate amounts that have historically been disclosed within the footnotes to prior years’ financial statements.

Notes to Consolidated Financial Statements

1. Patents (Network Engineering Software Acquisition)

On January 31, 2005, the Company acquired all of the outstanding common stock of Network Engineering Software (“NES”) in exchange for 9,599,993 shares of the Company’s common stock, valued at $3,916,800, and approximately $897,800 in cash payments to settle various claims against NES prior to the acquisition.

Approximately $665,000 of the $897,800 cash payments was made in December 2004 by AIGH Investment Partners, LLC (“AIGH”), an affiliate of a principal stockholder (Orin Hirschman), to settle, on the Company’s behalf, certain third party litigation against NES. The Company reimbursed this amount through a partial credit against the price of its securities acquired by AIGH in the 2005 private placement (See Note 2).

The Company incurred $525,800 of transaction costs, resulting in a purchase price of $5,340,400. The acquisition was accounted for as a business combination, in accordance with SFAS No. 141, “Business Combinations.” Accordingly, the assets acquired (primarily consisting of patents, patent applications, and in-process patent applications) have been recorded at their estimated fair value. The results of operations of NES are included in the Company’s statement of operations for the year ended December 31, 2005.

In connection with the acquisition, the Company recorded a deferred tax liability of $2,151,200, resulting from a difference between the tax basis and financial statement basis of the assets acquired. Furthermore, the Company has recorded a corresponding $2,151,200 reduction in its valuation allowance on its deferred tax assets as of March 31, 2005 to reflect management’s estimate that it is more likely than not that the Company will realize the tax benefits from utilization of certain of its tax net operating loss carryforwards from future reversals of the taxable temporary differences arising from the NES acquisition. These amounts have been netted together on the Company’s consolidated balance sheet.

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

	Year Ended December 31,
	2005	2004
Revenue	$ 5,180,200	$ 3,529,800
Net loss	(1,253,300)	(2,990,500)
Net loss attributable to common shareholders	(5,253,300)	(6,990,500)
Loss per common share – basic and diluted	(0.11)	(0.15)

The allocation of the purchase price to the identifiable intangible assets acquired and liabilities assumed was as follows:

Fair value of stock issued	$ 3,916,800
Fair value of liabilities settled with cash	897,800
Transaction costs settled with cash	525,800
Purchase price of patent related assets	$ 5,340,400

The fair value of the stock issued was based upon the issuance of 9,599,993 shares of the Company’s common stock at approximately $0.408 per share. The fair value of the liabilities settled with cash includes the $665,000 cash payments made by AIGH, as previously discussed.

2. Deemed Dividends on Preferred Stock

On February 2, 2005, the Company completed the 2005 Private Placement, which raised a total of $4,000,000 (inclusive of the $665,000 credit issued to AIGH; See Note 1) through the sale of 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock.

The deemed fair value of the Series A preferred stock was estimated based on the market price and underlying number of common shares they would have converted into had the conversion occurred immediately upon their issuance. The market price for the Company’s common stock on the commitment date of the 2005 private placement was $0.46 and the Series A preferred stock would have converted into 14,814,800 common shares, thus deriving an estimated fair value of approximately $6,814,800 at that date.

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

The Preferred Shares issued by the Company contained a non-detachable conversion feature (the “Beneficial Conversion Feature”) that was in-the-money upon completion of the 2005 Private Placement, in that the deemed fair value of Common Stock into which the Preferred Shares could be converted exceeded the allocated value of $3,136,000 by $3,678,800 (using the intrinsic value method). This discount resulting from recording the Beneficial Conversion Feature was limited to the allocated proceeds of $3,136,000 and was recognized as if this amount had been declared a non-cash dividend to the preferred shareholders when the preferred stock converted to common stock.

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

On March 29, 2005, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation increasing its authorized but unissued common stock from 45,000,000 to 195,000,000 shares. Upon the effectiveness of the certificate of amendment to the Company’s certificate of incorporation implementing this increase, each share of Series A preferred stock was automatically converted into 100 shares of common stock and each warrant was automatically converted into a warrant to purchase that number of shares of common stock equal to the number of shares of preferred stock subject to the warrant multiplied by 100. As a result, all outstanding shares of Series A Preferred Stock (148,148 shares) were converted into 14,814,800 shares of common stock. In addition, upon the effectiveness of the certificate of amendment, all outstanding warrants to purchase shares of Series A preferred stock (14,815 shares) and Series B preferred stock (81,477 shares) were converted into five-year warrants to purchase 1,481,500 shares of common stock at an exercise price of $0.27 per share and five-year warrants to purchase 8,147,700 shares of common stock at an exercise price of $0.40 per share, respectively.

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
$ 80,100

5. Note Receivable – Shareholder.

On October 6, 2004, the Company entered into a letter of intent to acquire NES (see Note 1). The Company contemporaneously loaned $350,000 to Ralph Wesinger, NES’ majority shareholder, to fund his purchase of all the NES common stock then owned by another person. The Company received Mr. Wesinger’s 5-year promissory note, which bears interest at a rate of 3.62% per annum and which was secured by his approximately 65% equity interest in NES, to evidence this loan. Mr. Wesinger also agreed that the Company would receive 25% of the gross proceeds of any sale or transfer of any of Mr. Wesinger’s NES shares, which shall be applied in reduction of the then outstanding balance of his note, until the note is paid in full or becomes due, whichever occurs first. The Company has the option to accelerate the maturity date of this note upon the occurrence of certain events.

Upon completion of the Company’s acquisition of NES (see Note 1), the 52,039 shares of NES common stock collateralizing the note receivable were replaced by 4,830,207 shares of the Company’s common stock. As of December 31, 2005, 1,500,000 of such shares had been sold, resulting in payments to the Company of approximately $89,900 and $15,600, principal and interest, respectively, and 3,330,207 shares collateralized the note.

6. Accrued Liabilities.

Accrued liabilities consisted of the following:

December 31,	2005
Professional fees	$ 125,800
2005 private placement fees	34,200
Provision for taxes	18,200
Other	18,100
$ 196,300

7. Stockholders’ Equity.

Common Stock. During 2004 the Company issued 5,000,000 shares of common stock as part of a private placement (the “2004 private placement”) that resulted in gross proceeds of $1,150,000, which were offset by costs associated with the private placement aggregating approximately $218,600. The Company issued 30,000 shares of common stock upon the exercise of warrants that had been issued in conjunction with the 2004 private placement, resulting in gross proceeds of $6,900.

During 2005 the Company issued 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock as part of the 2005 private placement (See Note 2) that raised gross proceeds of $4,000,000, which were offset by costs aggregating approximately $1,888,200.

Under the terms of the 2005 private placement, upon the effectiveness of an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of Common Stock, all shares of Series A preferred stock and Series B preferred stock would automatically convert into shares of Common Stock at a rate of 100 shares of Common Stock for each share of preferred stock, and all warrants issued in the 2005 private placement would automatically become exercisable for shares of Common Stock at a rate of 100 shares of Common Stock for each share of preferred stock underlying such Warrants.

At the special meeting of the Company’s stockholders, held on March 29, 2005, the stockholders approved the amendment to the Company’s Certificate of Incorporation to increase the authorized number of common shares from 45,000,000 to 195,000,000. Consequently, an aggregate of 148,148 shares of Series A preferred stock were converted into 14,814,800 shares of common stock and warrants to purchase an aggregate of 74,070 Series B preferred stock were converted into warrants to purchase an aggregate 7,407,000 shares of common stock.

The Company also issued to Griffin Securities Inc., (“Griffin”) as a placement agent fee in respect to the 2004 private placement, warrants to acquire 500,000 shares of common stock at an exercise price of $0.23 per share and warrants to acquire 250,000 shares of common stock at an exercise price of $0.33 per share. Additionally, pursuant to an agreement dated December 16, 2003 with Griffin, the Company paid Griffin a $50,000 agent fee and issued to Griffin five-year warrants to purchase 14,815 shares of Series A preferred stock at an exercise price of $27.00 per share and five-year warrants to purchase 7.407 shares of Series B preferred stock at an exercise price of $40.00 per share as a finder’s fee in respect of the 2005 private placement.

Also during 2005, the Company acquired NES (See Note 1) for 9,599,993 shares of common stock, the assumption of approximately $235,000 of NES’ indebtedness and the reimbursement to AIGH Investment Partners, LLC (“AIGH”), an affiliate of a principal stockholder (Orin Hirschman), of $665,000 for its advance on the Company’s behalf of a like sum in December 2004 to settle certain third party litigation against NES. This reimbursement was effected by a partial credit against the price of the securities acquired by Mr. Hirschman in the 2005 private placement (See Note 2).

During 2005 and 2004, the Company issued 35,489 and 37,638 shares of common stock to employees in connection with the Employee Stock Purchase Plan, resulting in net cash proceeds of $10,000 and $9,000, respectively.

The Company increased the number of its common shares outstanding during 2004 by 30,668 shares, related to restricted shares that had been repurchased for which the shareholder has not yet surrendered the stock certificate to the Company’s transfer agent for cancellation. The Company believes the risk of these shares being traded is negligible as the share certificate carries a restrictive legend on its face and cannot be traded without prior consent of the Company’s counsel. The Company believed that a more conservative accounting treatment should be afforded theses shares, after consultations with its transfer agent, and decided to add back these shares to its issued and outstanding totals.

Note Receivable – Shareholder. See Note 5.

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

1996 Stock Option Plan. In May 1996 the Company’s 1996 Stock Option Plan (the “96 Plan”) was adopted by the board and approved by the stockholders. The 96 Plan is restricted to employees, including officers, and to non-employee directors. As of December 31, 2005, the Company is authorized to issue up to 187,500 shares of its common stock in accordance with the terms of the 96 Plan.

Under the 96 Plan the exercise price of options granted is either at least equal to the fair market value of the Company’s common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company’s common stock, at least 110% of the fair market value of the Company’s common stock on the date of the grant. As of December 31, 2005, options to purchase 159,625 shares of common stock were outstanding, 538 options had been exercised and options to purchase 27,337 shares of common stock remained available for further issuance under the 96 Plan.

1998 Stock Option/Stock Issuance Plan. In June 1998 the Company’s 1998 Stock Option/Stock Issuance Plan (the “98 Plan”) was adopted by the board and approved by the stockholders. Pursuant to the terms of the 98 Plan, options or stock may be granted and issued, respectively, to officers and other employees, non-employee board members and independent consultants who render services to the Company. As of December 31, 2005, the Company is authorized to issue up to 4,455,400 options or stock in accordance with the terms of the 98 Plan, as amended.

Under the 98 Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company’s common stock on the date of the grant. The purchase price of stock issued under the 98 Plan shall also not be less than 85% of the fair market value of the Company’s stock on the date of issuance or as a bonus for past services rendered to the Company. As of December 31, 2005, options to purchase 3,920,643 shares of common stock were outstanding, 323,904 options had been exercised, 248,157 shares of common stock had been issued directly under the 98 Plan, an aggregate 40,558 unvested options and common stock previously issued had been repurchased and 3,254 shares remained available for grant/issuance. The Company did not issue any direct shares under the 98 Plan in either 2005 or 2004, and does not anticipate issuing shares in 2006.

Supplemental Stock Option Plan. In May 2000, the board approved an additional stock option plan (the “Supplemental Plan”). Pursuant to the terms of the Supplemental Plan, options are restricted to employees who are neither officers nor directors at the grant date. As of December 31, 2005, the Company is authorized to issue up to 400,000 shares in accordance with the terms of the Supplemental Plan.

Under the Supplemental Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company’s common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company’s common stock, at least 110% of the fair market value of the Company’s common stock on the date of the grant. As of December 31, 2005, options to purchase 386,000 shares of common stock were outstanding and 14,000 remained available for issuance under the Supplemental Plan.

NES Stock Option Plan. In January 2005, the board approved an additional stock option plan (the “NES Plan”). Pursuant to the terms of the NES Plan, options are restricted to a named employee who was neither an officer nor director at the grant date. The Company is authorized to issue up to 1,000,000 shares in accordance with the terms of the NES Plan.

Under the NES Plan the exercise price of options granted is to be equal to the fair market value of the Company’s common stock on the date of the grant. As of December 31, 2005, options to purchase 1,000,000 shares of common stock were outstanding and none remained available for issuance under the NES Plan.

GG Stock Plan. In February 2005, the board approved an additional stock option plan (the “GG Plan”). Pursuant to the terms of the GG Plan, options are restricted to a named employee who was neither an officer nor director at the grant date. The Company is authorized to issue up to 250,000 shares in accordance with the terms of the GG Plan.

Under the GG Plan the exercise price of options granted is to be equal to the fair market value of the Company’s common stock on the date of the grant. As of December 31, 2005, options to purchase 250,000 shares of common stock were outstanding and none remained available for issuance under the GG Plan.

2005 Equity Incentive Plan. In December 2005, the Company’s 2005 Equity Incentive Plan (the “05 Plan”) was adopted by the board and approved by the stockholders. Pursuant to the terms of the 05 Plan, options or performance-vested stock may be granted to officers and other employees, non-employee board members and independent consultants and advisors who render services to the Company. The Company is authorized to issue up to 3,500,000 options or performance vested stock in accordance with the terms of the 05 Plan.

Under the 05 Plan the exercise price of non-qualified stock options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The exercise price of incentive stock options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted provided, however, that if the recipient of the incentive stock option owns greater than 10% of the voting power of all shares of the Company’s capital stock then the exercise price will be no less than 110% of the fair market value of the Company’s common stock on the date the option is granted. The purchase price of the performance-vested stock issued under the 05 Plan shall also not be less than 100% of the fair market value of the Company’s common stock on the date the performance-vested stock is granted. As of December 31, 2005, the Company had not granted any options or performance-vested stock, consequently 3,500,000 shares remained available for issuance.

Employee Stock Purchase Plan. In February 2000, the Employee Stock Purchase Plan (the “ESPP”) was adopted by the board and approved by the stockholders in June 2000. The ESPP provides for the purchase of shares of the Company’s common stock by eligible employees, including officers, at semi-annual intervals through payroll deductions. No participant may purchase more than $25,000 worth of common stock under the ESPP in one calendar year or more than 2,000 shares on any purchase date. Purchase rights may not be granted to an employee who immediately after the grant would own or hold options or other rights to purchase stock and cumulatively possess 5% or more of the total combined voting power or value of common stock of the Company.

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

A summary of the status of the Company’s stock option plans as of December 31, 2005 and 2004, and changes during the years then ended is presented in the following table:

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

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes, as follows:

December 31,	2005	2004
Net operating loss carryforwards	$ 14,988,000	$ 14,961,000
Tax credit carryforwards	806,000	654,000
Capitalized software	(32,000)	(261,000)
Depreciation and amortization	717,000	760,000
Basis difference	(1,808,000)	-
Reserves and other	782,000	585,000
Total deferred tax asset	15,453,000	16,699,000
Valuation allowance	(15,453,000)	(16,699,000)
Net deferred tax asset	$ -	$ -

For financial reporting purposes, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2005 and 2004. The net change in valuation allowance was $(1,246,000) and $1,358,200 for the years ended December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company had approximately $42 million of federal net operating loss carryforwards and approximately $14 million of California state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2013 for federal tax purposes and 2006 for state tax purposes, respectively.

In 1998, the Company experienced a “change of ownership” as that term is defined by the provisions of the Tax Reform Act of 1986. As such, utilization of the Company’s net operating loss carryforwards through 1998 will be limited to $400,000 per year until such carryforwards are fully utilized or expire.

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

For the year ended December 31, 2005, approximately 82.8% of the Company’s total sales were made to 26 customers. The three largest of these customers accounted for approximately 16.8%, 16.0% and 11.5%, respectively, of total sales. These three customers’ December 31, 2005 year-end accounts receivable balances represented approximately 0.0%, 11.6%, and 6.0% of reported net accounts receivable.

For the year ended December 31, 2004, approximately 75.9% of the Company’s total sales were made to 20 customers. The three largest of these customers accounted for approximately 20.9%, 14.9% and 14.1%, respectively, of total sales. These three customers’ December 31, 2004 year-end accounts receivable balances represented approximately 30.9%, 2.9% and 0.0% of reported net accounts receivable.

The Company performs credit evaluations of customers’ financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

Approximately 3,330,207 shares of the Company’s common stock collateralized the note receivable – shareholder (see Note 5), as of December 31, 2005, which bears interest at 3.62% per annum and matures in 2009. The Company reviews the collectibility of the note on a regular basis.

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

Future minimum lease payments under all leases in effect as of December 31, 2005, assuming all currently occupied facilities will remain occupied by the Company until each current lease’s expiration:

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

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited as the Company does not currently have a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2005.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will substantially operate as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties.

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

In conjunction with its acquisition of NES (See Note 1), the Company issued 9,599,993 shares of its common stock, with a value of $3,916,800. Additionally, the Company issued 24,630 shares of its Series A preferred stock to AIGH as a credit against its purchase of 30,368 shares of Series A preferred stock in the 2005 private placement (See Note 1). Further, pursuant to an agreement, dated December 16, 2003, with Griffin, placement agent for the 2004 private placement, the Company issued Griffin five-year warrants to purchase 14,815 shares of Series A preferred stock at an exercise price of $27.00 per share and five-year warrants to purchase 7,407 shares of Series B preferred stock at an exercise price of $40.00 per share as a finder’s fee in respect of the 2005 private placement.

Upon the Company’s stockholders approving the amendment to the Company’s certificate of incorporation (See Note 2), the warrants issued to Griffin were converted into warrants to purchase common stock. The warrants to purchase 14,815 shares of Series A preferred stock were converted into warrants to purchase 1,481,500 shares of common stock at an exercise price of $0.27 per share and the warrants to purchase 7,407 shares or Series B preferred stock were converted into warrants to purchase 740,700 shares of common stock at an exercise price of $0.40 per share. The value of the warrants issued to Griffin was determined using the Black-Scholes method, with the following assumptions: dividend yield of 0, expected volatility of 60%, risk-free interest rate of 1.5% and expected life of 5 years.

13. Litigation

On November 23, 2005, the Company initiated a proceeding against AutoTrader.com in United States District Court in the Eastern District of Texas, alleging that Autotrader.com was infringing two of the Company’s patents, namely Nos. 6,324,538 and 6,850,940 (the “538” and “940” patents, respectively), which protect the Company’s unique method of maintaining an automated and network accessible database, on its AutoTrader.com website. The Company seeks preliminary and permanent injunctive relief along with unspecified damages and fees. Autotrader.com filed its Answer and Counterclaim on January 17, 2006 seeking a declaratory judgment that it does not infringe the 538 and 940 patents and that both patents are invalid. On March 24, 2006, Autotrader.com filed a motion for summary judgment seeking to invalidate the 538 and 940 patents.

14. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the years ended December 31, 2005 and 2004, 19,022,157 and 6,641,957 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per common share since their effect would be antidilutive.

PART III

ITEM 13. EXHIBITS

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger and Reorganization dated as of December 3, 2004, between registrant and GraphOn NES Sub, LLC, a California limited liability company, GraphOn Via SUB III Inc., a Delaware corporation, Network Engineering Software, Inc., a California corporation and Ralph Wesinger (1)

3.1	Amended and Restated Certificate of Incorporation of Registrant (2)
3.2	Amended and Restated Bylaws of Registrant (3)
4.1	Form of certificate evidencing shares of common stock of Registrant (4)
4.2	Form of Warrant issued by Registrant on January 29, 2004 (5)
4.3	Form of Warrant issued by Registrant on February 2, 2005 (6)
4.4	Investors Rights Agreement, dated January 29, 2004, by and among Registrant and the investors named therein (5)
4.5	Investors Rights Agreement, dated February 2, 2005, by and among Registrant and the investors named therein (6)
10.1	1996 Stock Option Plan of Registrant (4)
10.2	1998 Stock Option/Stock Issuance Plan of Registrant (3)
10.3	Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)
10.4	Employee Stock Purchase Plan of Registrant (7)
10.5	Lease Agreement between Registrant and Central United Life Insurance, dated as of October 24, 2003 (5)
10.6	Financial Advisory Agreement, dated January 29, 2004, by and between Registrant and Orin Hirschman (9)
10.7	Amendment to Financial Advisory Agreement, dated February 2, 2005, by and between Registrant and Orin Hirschman (6)
10.8	Reimbursement Agreement, dated December 10, 2004, by and between Registrant and AIGH Investment Partners LLC (9)
10.9	Holder Agreement, dated January 31, 2005, by and between Registrant and the holders named therein (6)
10.10	Non-recourse Secured Promissory Note, dated October 6, 2004, by and between Registrant and Ralph Wesinger (9)
10.11	Stock Pledge Agreement, dated October 6, 2004, by and between Registrant and Ralph Wesinger (9)
10.12	Agreement, dated December 16, 2003, by and between Registrant and Griffin Securities, Inc. (9)
10.13	2005 Equity Incentive Plan (10)
10.14	Stock Option Agreement, dated February 1, 2005 by and between Registrant and Ralph Wesinger *
10.15	Stock Option Agreement, dated January 29, 2005 by and between Registrant and Gary Green *
14.1	Code of Ethics (5)
16.1	Letter from BDO Seidman, LLP, dated February 10, 2005 regarding change in certifying accountant (8)
21.1	Subsidiary of Registrant *
23.1	Consent of Macias Gini & Company LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

* Filed previously with this Form 10-KSB.

(1)	Incorporated by reference from Registrant’s Current Report on Form 8-K, dated December 3, 2004, filed with the SEC on December 9, 2004
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K, dated January 28, 2005, filed with the SEC on February 3, 2005
(3)	Incorporated by reference from Registrant’s Form S-4, file number 333-76333.
(4)	Incorporated by reference from Registrant’s Form S-1, file number 333-11165.
(5)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, dated March 30, 2003, filed with the SEC on March 30, 2003
(6)	Incorporated by reference from Registrant’s Current Report on Form 8-K, dated January 31, 2005, filed with the SEC on February 4, 2005
(7)	Incorporated by reference from Registrant’s Form S-8, file number 333-40174.
(8)	Incorporated by reference from Registrant’s Current Report on Form 8-K, dated February 9, 2005, filed with the SEC on February 14, 2005
(9)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, dated April 15, 2005, filed with the SEC on April 15, 2005.
(10)	Incorporated by reference from Registrant’s Definitive Proxy Statement, dated November 21, 2005, filed with the SEC on November 25, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GraphOn Corporation
(Registrant)

Date: June 7, 2006
By: /s/ Robert Dilworth
Robert Dilworth
Chief Executive Officer (Interim) and
Chairman of the Board
(Principal Executive Officer)

Date: June 7, 2006
By: /s/ William Swain
William Swain
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)