Form 10QSB
period 2006-06-30
GRAPHON CORP/DE
filed 2006-08-14
CIK 1021435

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB
                                 --------------

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission File Number: 0-21683
                                 --------------
                               GraphOn Corporation
        (Exact name of small business issuer as specified in its charter)
                                 --------------

           Delaware                                 13-3899021
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                  Identification No.)

                          5400 Soquel Avenue, Suite A2
                              Santa Cruz, CA 95062
                    (Address of principal executive offices)
                    Issuer's telephone number: (800) 472-7466

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

          Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

      As of August 3, 2006, there were issued and outstanding 46,792,250 shares of the issuer's Common Stock, par value $0.0001.

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

                               GRAPHON CORPORATION
                                   FORM 10-QSB
                                Table of Contents



PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----
Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheet as of
            June 30, 2006                                                      2

          Unaudited Condensed Consolidated Statements of
            Operations and Comprehensive Loss for the Three and
            Six Months Ended June 30, 2006 and 2005                            3

          Unaudited Condensed Consolidated Statements of Cash
            Flows for the Six Months Ended June 30, 2006 and 2005              4

          Notes to Unaudited Condensed Consolidated Financial
            Statements                                                         5

Item 2.   Management's Discussion and Analysis or Plan of
            Operation                                                          9

Item 3.   Controls and Procedures                                             21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   22

Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds                                                          22

Item 6.   Exhibits                                                            22

          Signatures

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                               GraphOn Corporation
                  Condensed Consolidated Balance Sheet

                                                        (Unaudited; $000s)
    Assets                                                June 30, 2006
    Current Assets                                        -------------
    Cash and cash equivalents                             $      3,138
    Accounts receivable, net                                       837
    Other current assets                                            92
                                                          -------------
            Total Current Assets                                 4,067
    Patents, net                                                 4,075
    Property and equipment, net, and other assets                  160
                                                          -------------
            Total Assets                                  $      8,302
                                                          =============
    Liabilities and Shareholders' Equity
    Current Liabilities
    Accounts payable and accrued expenses                 $        610
    Deferred revenue                                             1,110
                                                          -------------
            Total Current Liabilities                            1,720
    Deferred revenue                                             1,025
                                                          -------------
            Total Liabilities                                    2,745

    Commitments and contingencies                                    -

    Shareholders' Equity
    Common stock, $0.0001 par value, 195,000,000
    shares authorized, 46,192,250 shares issued and
    outstanding                                                      5
    Additional paid-in capital                                  58,562
    Note receivable - shareholder                                 (260)
    Accumulated deficit                                        (52,750)
                                                          ------------
            Total Shareholders' Equity                           5,557
                                                          ------------
            Total Liabilities and Shareholders'
            Equity                                        $      8,302
                                                          ============


See accompanying notes to unaudited condensed consolidated financial statements

                                       GraphOn Corporation
              Condensed Consolidated Statements of Operations and Comprehensive Loss

                                                     (Unaudited; $000s, except per share data)
                                           Three months ended June 30,      Six months ended June 30,
                                           ---------------------------     ---------------------------
                                              2006             2005           2006            2005
                                           ----------       ----------     ----------       ----------
Revenue                                    $    1,451       $    1,276     $    2,757       $    2,456
Cost of Revenue                                   151              131            262              252
                                           ----------       ----------     ----------       ----------
Gross Profit                                    1,300            1,145          2,495            2,204
                                           ----------       ----------     ----------       ----------
Operating Expenses
Selling and marketing                             426              342            840              677
General and administrative                        925              768          1,915            1,495
Research and development                          452              313            846              636
                                           ----------       ----------     ----------       ----------
        Total Operating Expenses                1,803            1,423          3,601            2,808
                                           ----------       ----------     ----------       ----------
Loss From Operations                             (503)            (278)        (1,106)            (604)
                                           ----------       ----------     ----------       ----------
Other Income, net                                  12               11             22               18
                                           ----------       ----------     ----------       ----------
Loss Before Provision for Income Tax             (491)            (267)        (1,084)            (586)
Provision for income tax                            3                -              3                -
                                           ----------       ----------     ----------       ----------
Net Loss                                         (494)            (267)        (1,087)            (586)
Other Comprehensive Income (Loss)                   -                -              -                -
                                           ----------       ----------     ----------       ----------
Comprehensive Loss                               (494)            (267)        (1,087)            (586)
Deemed Dividend on Preferred Stock                  -                -              -           (4,000)
                                           ----------       ----------     ----------       ----------
Loss Attributable to Common Shareholders   $     (494)      $     (267)    $   (1,087)      $   (4,586)
                                           ==========       ==========     ==========       ==========

Basic and Diluted Loss per Common Share    $    (0.01)      $    (0.01)    $    (0.02)      $    (0.12)
                                           ==========       ==========     ==========       ==========
Weighted Average Common Shares
Outstanding                                46,192,250       46,147,047     46,188,073       37,432,395
                                           ==========       ==========     ==========       ==========


       See accompanying notes to unaudited condensed consolidated financial statements

                               GraphOn Corporation
                 Condensed Consolidated Statement of Cash Flows
                                                                     (Unaudited; $000s)
                                                                  Six Months Ended June 30,
Cash Flows From operating Activities                                 2006           2005
------------------------------------                             ----------      ----------
Net loss                                                         $   (1,087)     $     (586)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
Depreciation and amortization                                           514             492
Amortization of deferred compensation                                     -               1
Stock-based compensation expense                                        226               -
Provision for doubtful accounts                                           -              15
Proceeds from accrued interest on directors' notes
  receivable                                                              -               4
Proceeds from accrued interest on note receivable -
shareholder                                                               -               1
Interest accrued on note receivable - shareholder                        (5)             (6)
Changes in operating assets and liabilities:
  Accounts receivable                                                   (73)           (229)
  Other assets                                                          (48)             11
  Accounts payable and accrued liabilities                             (159)            134
  Deferred revenue                                                      343             239
                                                                 ----------      ----------
Net Cash (Used In) Provided By Operating Activities                    (289)             76
                                                                 ----------      ----------
Cash Flows Used In Investing Activities
---------------------------------------
Acquisition costs                                                         -           (675)
Capital expenditures and other assets                                   (48)           (19)
                                                                 ----------      ----------
Net Cash Used In Investing Activities                                   (48)          (694)
                                                                 ----------      ----------
Cash Flows (Used In) Provided By Financing Activities
-----------------------------------------------------
Employee stock purchases                                                  5               5
Proceeds from note receivable - shareholder                               -               3
Repayment of directors' notes receivable                                  -              50
Proceeds from private placement of preferred stock and warrants           -           3,335
Costs of private placement of preferred stock and warrants              (58)          (316)
                                                                 ----------      ----------
Net Cash (Used In) Provided By Financing Activities                     (53)          3,077
                                                                 ----------      ----------
Effect of exchange rate fluctuations on cash and cash
  equivalents                                                             -              (1)
                                                                 ----------      ----------
Net (Decrease) Increase in Cash and Cash Equivalents                   (390)          2,458
Cash and Cash Equivalents, beginning of period                        3,528             675
                                                                 ----------      ----------
Cash and Cash Equivalents, end of period                         $    3,138      $    3,133
                                                                 ==========      ==========

  See accompanying notes to unaudited condensed consolidated financial statements

                               GRAPHON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of results of operations, financial position and cash flows.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the three and six-month periods ended June 30, 2006 and 2005) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-QSB should be read in conjunction with the audited consolidated financial statements of GraphOn Corporation (the "Company") contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the "SEC") on April 17, 2006, and amended on June 12, 2006. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2006, or any future period.

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

2. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its condensed consolidated statement of operations and comprehensive loss prior to January 1, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three and six-month periods ended June 30, 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

Results for prior periods have not been restated.

As a result of adopting FAS123R on January 1, 2006, the Company's loss from operations, loss before provision for income taxes and net loss for the three-months ended June 30, 2006 are each $116 thousand higher than if the Company had continued to account for stock-based compensation under APB No. 25. The Company's loss from operations, loss before provision for income taxes and net loss for the six-months ended June 30, 2006 are each $226 thousand higher than if the Company had continued to account for stock-based compensation under APB No. 25.

Pro Forma Information under FAS No. 123 for Periods Prior to January
1, 2006

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based awards in the three and six-month periods ended June 30, 2005:

                                               (Unaudited; $000s, except per share data)
                                                Three Months Ended     Six Months Ended
                                                  June 30, 2005         June 30, 2005
                                                ------------------    -----------------
    Net loss, as reported:                      $             (267)   $            (586)
    Less: deemed preferred dividends                             -               (4,000)

    Add: stock-based compensation expense
    included in net loss, net of related tax
    effects                                                      1                     1

    Deduct: total stock-based compensation
    expense determined under the fair-value
    method for all awards, net of related tax
    effects                                                   (111)                (194)
                                                ------------------    -----------------
    Pro forma net loss                          $             (377)   $          (4,779)
                                                ==================    =================
    Basic and diluted loss per share
    As reported                                 $            (0.01)    $          (0.12)
    Pro forma                                   $            (0.01)    $          (0.13)

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends, expected volatility of 60%, risk free interest rate of 1.5% and an expected term of five years. The weighted average fair value of stock-based awards granted during the three and six-month periods ended June 30, 2005 were $0.39 and $0.50, respectively. No stock options were exercised during either the three or six-month periods ended June 30, 2005 and forfeitures were recognized as they occurred.

Valuation and Expense Information under FAS123R

The Company recorded stock-based compensation expense of $116 thousand and $226 thousand in the three and six-month periods ended June 30, 2006, respectively. As required by FAS123R, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the stock-based compensation expense recorded during the three and six-month periods ended June 30, 2006 by income statement classification ($000s):

                                              Three months        Six months
                                                 ended              ended
                                             June 30, 2006      June 30, 2006
 Income statement classification             -------------      -------------
 Cost of revenue                             $           4      $           8
 Selling and marketing expense                           3                 17
 General and administrative expense                     97                181
 Research and development expense                       12                 20
                                             -------------      -------------
                                             $         116      $         226
                                             =============      =============

In connection with the adoption of FAS123R, the Company estimated the fair value of each stock option granted during the three-month period ended June 30, 2006 on the date of grant using a binomial model, with the following assumptions: no dividends, an approximate risk free annual interest rate of 5.02%, estimated forfeiture rate of 10% and an estimated exercise factor of 10%. For stock option grants, the following additional assumptions were also used: expected volatility of 157% and an expected term of 7.5 years. For employee stock purchase plan ("ESPP") grants, the assumptions previously listed in this paragraph were also used, except as follows: expected volatility of 147%, risk free interest rate of 3.73% and an expected term of 0.5 years. For assumptions used for grants made during the three-month period ended March 31, 2006, please refer to our Quarterly Report on Form 10-QSB as filed with the SEC on May 15, 2006.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. The Company used the historical volatility of its daily closing price since it went public (July 13, 1999) through June 30, 2006 as the basis of its calculation for stock option grants. The volatility calculation for ESPP grants was based on the historical volatility of the Company's daily closing price from August 1, 2005 to January 31, 2006 as these were the two most recent dates used in determining the purchase price of the shares sold under the ESPP.

The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to the Company's expected term on its options. The expected term of the Company's stock options was based on the historical option holder exercise patterns and considered the market performance of the Company's common stock and other items. The expected term of the ESPP shares was six months, which is the length of time between the ESPP grant date and the purchase date.

The estimated forfeiture rate was based on an analysis of historical data and considered the impact of events such as the work force reductions the Company carried out during previous years. The estimated exercise factor was based on an analysis of historical data and included a comparison of historical and current share prices.

For grants made during the three and six-month periods ended June 30, 2006, the weighted average fair value of stock options was $0.21 and $0.21, respectively, and for ESPP shares was $0.1785 and $0.1785, respectively.

The following table presents a summary of the status and activity of the Company's stock option awards for the three and six-month periods ended June 30, 2006.

                                                                                 Weighted
                                                                  Weighted        Average        ($000s)
                                                                   Average       Remaining      Aggregate
                                                                  Exercise      Contractual     Intrinsic
                                                    Shares          Price       Term (Years)      Value
                                                  ---------      ----------     -----------     ---------
Outstanding at December 31, 2005                  5,716,272      $     0.53
Granted                                             985,000            0.21
Exercised                                                 -               -
Forfeited or expired                                      -               -
                                                  ---------

Outstanding at March 31, 2006                     6,701,272      $     0.48            7.98     $      74
Granted                                              10,000            0.21
Exercised                                                 -               -
Forfeited or expired                                (16,217)
                                                  ---------
Outstanding at June 30, 2006                      6,695,055      $     0.48            7.73     $      55
                                                  =========
Vested or expected to vest at June 30, 2006 (1)   6,438,408      $     0.49            7.68     $      55
                                                  =========
Exercisable at June 30, 2006 (2)                  6,695,055      $     0.48            7.73     $      55
                                                  =========

(1) Of the options outstanding as of June 30, 4,025,123 were vested and 2,413,285 were estimated to vest in future periods, prior to their estimated forfeiture.

(2) All options are exercisable immediately upon grant. Options vest, generally ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

No stock-based compensation awards were exercised during either the three or six-month periods ended June 30, 2006. As of June 30, 2006, there was $597 thousand of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately 1.0 year.

3. Revenue

Revenue for the three-month periods ended June 30, 2006 and 2005 was comprised as follows:


                                                                      Change in
         Revenue ($000s)             2006          2005         Dollars       Percent
         ---------------          ---------     ---------      ---------     --------
         Product licenses
         Windows                  $     433     $     520      $     (87)       (16.7)%
         Unix                           605           429            176         41.0
                                  ---------     ---------      ---------
                                      1,038           949             89          9.4
                                  ---------     ---------      ---------
         Service Fees
         Windows                        204           161             43         26.7
         Unix                           195           154             41         26.6
                                  ---------     ---------      ---------
                                        399           315             84         26.7
                                  ---------     ---------      ---------
         Other                           14            12              2         16.7
                                  ---------     ---------      ---------
         Total Revenue            $   1,451     $   1,276      $     175         13.7
                                  =========     =========      =========

Revenue for the six-month periods ended June 30, 2006 and 2005 was comprised as follows:


                                                                      Change in
         Revenue ($000s)             2006          2005         Dollars       Percent
         ---------------          ---------     ---------      ---------     --------
         Product licenses
         Windows                  $   1,060     $   1,141      $     (81)        (7.1)%
         Unix                           863           696            167         24.0
                                  ---------     ---------      ---------
                                      1,923         1,837             86          4.7
                                  ---------     ---------      ---------
         Service Fees
         Windows                        417           304            113          37.2
         Unix                           378           297             81          27.3
                                  ---------     ---------      ---------
                                        795           601            194          32.3
                                  ---------     ---------      ---------
         Other                           39            18             21         116.7
                                  ---------     ---------      ---------
         Total Revenue            $   2,757     $   2,456      $     301          12.3
                                  =========     =========      =========

4. Patents

As of June 30, 2006, patents consisted of the following:

                                     (000s)
                                 -----------
       Patents                   $     5,340
       Accumulated amortization       (1,265)
                                 -----------
                                 $      4,075
                                 ===========

Patent amortization, which aggregated $223 thousand and $445 thousand during the three and six-month periods ended June 30, 2006, respectively, is a component of general and administrative expenses.

5. Supplemental Disclosure of Cash Flow Information

The Company disbursed no cash for the payment of income taxes or interest during either of the six-month periods ended June 30, 2006 or 2005.

6. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the three and six-month periods ended June 30, 2006 and 2005, 19,544,255 and 22,457,157 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

      o our history of operating losses, and expectation that those losses will continue;
      o the uncertainty as to whether or not we will realize the anticipated benefits of acquiring Network Engineering Software, Inc. ("NES");
      o that a significant portion of our revenue has been and continues to be earned from a very limited number of significant customers;
      o that our stock price has been volatile and you could lose your investment; and
      o other factors, including those set forth under Item 6. "Management's Discussion and Analysis or Plan of Operation - Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and in other documents we filed with the Securities and Exchange Commission, could have a material adverse effect upon our business, results of operations and financial condition.

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

We continue to manage our operations to bring our cash expenditures in line with our revenues in order to determine the most cost effective use of our cash on hand. We are simultaneously looking at ways to improve our revenue stream. Additionally, we continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity. We believe that improving or maintaining our current revenue stream, coupled with our cash on hand, including the cash raised in the 2005 private placement will sufficiently support our operations during 2006. If we are unsuccessful in maintaining our current revenue level or finding additional alternative sources of financing, we will face a severe constraint on our ability to sustain operations in a manner that creates future growth and viability.

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

The critical accounting policies listed below should be read in conjunction with those identified in our most recent Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as amended, which included: the allowance for doubtful accounts, patents, capitalized software development costs, impairment of intangible assets, loss contingencies and stock compensation. With the adoption of FAS123R, on January 1, 2006, we have identified the estimates and assumptions that accompany the fair value determination of our stock-based compensation awards as critical, as discussed below. Our discussion of revenue recognition has been revised in order to disclose polices that have been applied for the first time during the current reporting period. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed below as well as those disclosed in our Annual Report on Form 10-KSB, as filed with the SEC on April 17, 2006, and Amendment Number 1 to our Annual Report on Form 10-KSB, as filed with the SEC on June 12, 2006.

Revenue Recognition
Generally, software license revenues are recognized when:

     o Persuasive evidence of an arrangement exists, i.e., when we sign a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer's purchase order.
     o Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance, i.e., when the title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed programs is provided to a common carrier or in the case of electronic delivery, delivery occurs when the customer is given access to the licensed program.
     o Our price to the customer is fixed or determinable, as typically evidenced in the signed non-cancelable contract, or the customer's purchase order.
     o Collectibility is reasonably assured. If collectiblity is not considered probable, revenue is recognized when the fee is collected.

Revenue recognized on software arrangements involving multiple elements is allocated to each element of the arrangement based on vendor-specific objective evidence ("VSOE") of the fair values of the elements; such elements include licenses for software products, maintenance, consulting services or customer training. We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately.

If sufficient VSOE of fair values does not exist so as to permit the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. If evidence of VSOE of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three and six-month periods ended June 30, 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

Results for prior periods have not been restated.

As a result of adopting FAS123R on January 1, 2006, our loss from operations, loss before provision for income taxes and net loss for the three and six-months ended June 30, 2006 are $116 thousand and $226 thousand higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used a binomial pricing model which requires the consideration of the following variables for purposes of estimating fair value:

    o the expected volatility of our common stock,
    o the annualized forfeiture/termination rate,
    o the prior forfeiture/termination rate,
    o the expected term of the option,
    o the exercise factor for optionees,
    o the risk free interest rate for the expected option term, and
    o expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future).

Of the variables above, the selection of an expected term, an annualized forfeiture rate and expected stock price volatility are the most subjective. Our estimate of the expected option term was 7.5 years and was derived based on our analysis of historical data and future projections. We derived an annualized forfeiture rate of 10% by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in work force. In estimating our stock price volatility for grants awarded during the three-month period ended June 30, 2006, we analyzed our historic volatility since we became a public entity (July 13, 1999) through June 30, 2006, by reference to actual stock prices during this period and calculated an estimated volatility of approximately 157%. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We also recognized compensation costs for shares purchased under our Employee Stock Purchase Plan ("ESPP") during the three months ended June 30, 2006. We applied the same variables to the calculation of the costs associated with the ESPP shares purchased as the stock option grants noted above, except as follows: expected stock price volatility was 147%, the risk free interest rate was 3.73% and the expected term was 0.5 years. In estimating stock price volatility for the ESPP shares purchased, we analyzed our historical volatility from August 1, 2005 to January 31, 2006. These are the two dates whose closing prices were used as the basis of determining the purchase price for shares most recently purchased under the ESPP. Since August 1, 2005 to January 31, 2006 is a six-month period, the estimated term was deemed to be 0.5 years.

The specific valuation assumptions noted above were applied to stock options that we granted during the three-month period ended June 30, 2006 and ESPP shares that were granted February 1, 2006. For assumptions used for grants made during the three-month period ended March 31, 2006, please refer to our Quarterly Report on Form 10-QSB as filed with the SEC May 15, 2006. We expect that stock-based compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2006 we expect to incur stock-based compensation expense of approximately $120 thousand per quarter.

Results of Operations for the Three and Six Month Periods Ended June 30, 2006 and 2005.

Revenue

The changes in both Windows and Unix-based product licenses revenue for the three and six-month periods ended June 30, 2006 and 2005 were reflective of how such revenue varies because a significant portion of this revenue has been, and continues to be earned from a limited number of significant customers, most of whom are VARs. Consequently, if any of these significant customers change their order level or fail to order during the reporting period, our revenue could be materially impacted. We expect this situation to continue throughout the next several quarterly reporting periods.

Revenue for the three-month periods ended June 30, 2006 and 2005 was as follows:


                                                                      Change in
         Revenue ($000s)             2006          2005         Dollars       Percent
         ---------------          ---------     ---------      ---------     --------
         Product licenses
         Windows                  $     433     $     520      $     (87)       (16.7)%
         Unix                           605           429            176         41.0
                                  ---------     ---------      ---------
                                      1,038           949             89          9.4
                                  ---------     ---------      ---------
         Service Fees
         Windows                        204           161             43         26.7
         Unix                           195           154             41         26.6
                                  ---------     ---------      ---------
                                        399           315             84         26.7
                                  ---------     ---------      ---------
         Other                           14            12              2         16.7
                                  ---------     ---------      ---------
         Total Revenue            $   1,451     $   1,276      $     175         13.7
                                  =========     =========      =========

      (1) Amortization of private labeling and other fees. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name. We defer these fees upon contract signing and recognize the revenue ratably over the initial term of the contract, typically, three years.

During the three-month period ended June 30, 2006, fifteen Windows customers purchased an aggregate $274 thousand of Windows product, which accounted for 63.3% of Windows product license revenue for the period. These fifteen customers' purchases were $188 thousand lower than their purchases during the same period of 2005, which aggregated $462 thousand, or 88.8% of Windows product license revenue.

The decrease in revenue is primarily due to our decision to defer revenue recognition for a purchase made during the three-month period ended June 30, 2006 by a significant customer who is a reseller. We determined that sufficient VSOE did not exist for the allocation of revenue to the various elements of the purchase. When such evidence exists we will recognize revenue from this transaction. We expect that future purchases by this customer will also be deferred for the foreseeable future.

Five Unix product customers, including our most significant Unix customer (Alcatel - all worldwide locations) and the new enterprise customer discussed below, purchased an aggregate $477 thousand of Unix products, which accounted for 78.8% of Unix product license revenue for the three-month period ended June 30, 2006. These five customers' purchases were an aggregate $318 thousand higher than their purchases during the same period of 2005, which aggregated $159 thousand, or 37.1% of Unix product license revenue for the prior period. During the three-month period ended June 30, 2006, one new enterprise customer made a one-time purchase of an aggregate $250 thousand of Unix product licenses, all of which was recognized as revenue during the period.

Our customers typically purchase a maintenance contract at the time they license our product. Our Windows-based maintenance contracts vary in term from one to three years and generally are renewed upon expiration. Our Unix-based maintenance contracts vary in term from one to five years and generally are renewed upon expiration. Service fees associated with maintenance contracts are deferred and recognized as revenue ratably over the underlying service period of the maintenance contract.

The increase in both Windows and Unix-based service fees for the three-month period ended June 30, 2006, as compared with the same period of the prior year was primarily due to higher levels of maintenance contract purchases that occurred during 2005 and has continued through the first six months of 2006. We expect this trend to continue throughout 2006.

Revenue for the six-month periods ended June 30, 2006 and 2005 was comprised as follows:


                                                                      Change in
         Revenue ($000s)             2006          2005         Dollars       Percent
         ---------------          ---------     ---------      ---------     --------
         Product licenses
         Windows                  $   1,060     $   1,141      $     (81)        (7.1)%
         Unix                           863           696            167         24.0
                                  ---------     ---------      ---------
                                      1,923         1,837             86          4.7
                                  ---------     ---------      ---------
         Service Fees
         Windows                        417           304            113          37.2
         Unix                           378           297             81          27.3
                                  ---------     ---------      ---------
                                        795           601            194          32.3
                                  ---------     ---------      ---------
         Other                           39            18             21         116.7
                                  ---------     ---------      ---------
         Total Revenue            $   2,757     $   2,456      $     301          12.3
                                  =========     =========      =========

During the six-month period ended June 30, 2006, eighteen Windows customers purchased an aggregate $728 thousand of Windows product, which accounted for 68.7% of Windows product license revenue for the period. These eighteen customers' purchases were $146 thousand lower than their purchases during the same period of 2005, which aggregated $874 thousand, or 76.6% of Windows product license revenue. As discussed previously, we made the decision to defer revenue recognition for a purchase made during the three-month period ended June 30, 2006 by a significant customer who is a reseller. We determined that sufficient VSOE did not exist for the allocation of revenue to the various elements of the purchase. When such evidence exists we will recognize revenue from this transaction. We expect that future purchases by this customer will also be deferred for the foreseeable future.

Twelve Unix product customers, including our most significant Unix customer (Alcatel - all worldwide locations) and the new enterprise customer previously discussed, purchased an aggregate $681 thousand of Unix products, which accounted for 78.9% of Unix product license revenue for the six-month period ended June 30, 2006. These twelve customers' purchases were an aggregate $158 thousand higher than their purchases during the same period of 2005, which aggregated $523 thousand, or 75.1% of Unix product license revenue.

The increase in both Windows and Unix-based service fees for the six-month period ended June 30, 2006, as compared with the same period of the prior year was primarily due to higher levels of maintenance contract purchases that occurred during 2005 and has continued through the first six months of 2006. We expect this trend to continue throughout 2006

Cost of Revenue

Cost of revenue is comprised primarily of service costs, which represent the costs of customer service, and product costs, which are primarily the amortization of capitalized technology developed in-house. Shipping and packaging materials are immaterial as virtually all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United States, research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products.

Cost of revenue for the three-month periods ended June 30, 2006 and 2005 was as follows:

       ($000s)                                Change in
                         2006     2005    Dollars   Percent
                        ------   ------   -------   -------
       Product costs    $   30   $   53   $   (23)   (43.4)%
       Service costs       121       78        43     55.1
                        ------   ------   -------
                        $  151   $  131   $    20     15.3%
                        ======   ======   =======

Cost of revenue increased by $20 thousand, or 15.3%, to $151 thousand for the three months ended June 30, 2006, from $131 thousand for the comparable period of 2005. Service costs increased by $43 thousand, or 55.1%, from $78 thousand to $121 thousand. Partially offsetting this increase was a $23 thousand decrease, or 43.4%, in product costs from $53 thousand to $30 thousand.

The decrease in product costs for the three-month period ended June 30, 2006, as compared with the same period in 2005 was primarily due to a decrease in the amortization of capitalized software development costs. We expect product costs to remain lower throughout 2006, as compared with 2005, as certain elements of our capitalized software development costs became fully amortized during 2005 and others will become fully amortized during 2006.

The increase in service costs for the three-month period ended June 30, 2006, as compared with the same period in 2005, resulted primarily from increasing the number of engineers performing customer service and from the adoption of FAS123R, as explained elsewhere in this Form 10-QSB. In order to better meet the needs of our customers, as we have sold more maintenance contracts over the course of the last several quarters, we increased the number of engineers providing customer service to our customers to eight during the three months ended June 30, 2006, from four for the same period of the prior year. Additionally, in accordance with FAS123R, we expensed $4 thousand of stock-based compensation expense related to our customer service engineers during the three-month period ended June 30, 2006. No such expense was recorded during the same period of the prior year. We expect service costs to remain higher throughout 2006, as compared with 2005.

Cost of revenue for the six-month periods ended June 30, 2006 and 2005 was as follows:

       ($000s)                                Change in
                         2006     2005    Dollars   Percent
                        ------   ------   -------   -------
       Product costs    $   65   $  104   $   (39)   (37.5)%
       Service costs       197      148        49     33.1
                        ------   ------   -------
                        $  262   $  252   $    10      4.0%
                        ======   ======   =======

Cost of revenue increased by $10 thousand, or 4.0%, to $262 thousand for the six months ended June 30, 2006, from $252 thousand for the comparable period of 2005. Product costs decreased by $39 thousand, or 37.5%, from $104 thousand to $65 thousand. This decrease was partially offset by an increase in service costs, which increased by $49 thousand, or 33.1%, to $197 thousand from $148 thousand.

The decrease in product costs for the six-month period ended June 30, 2006, as compared with the same period in 2005 was primarily due to a decrease in the amortization of capitalized software development costs. We expect product costs to remain lower throughout 2006, as compared with 2005, as certain elements of our capitalized software development costs became fully amortized during 2005 and others will become fully amortized during 2006.

The increase in service costs for the six-month period ended June 30, 2006, as compared with the same period in 2005, resulted primarily from increasing the number of engineers performing customer service and from the adoption of FAS123R, as explained elsewhere in this Form 10-QSB. In order to better meet the needs of our customers, as we have sold more maintenance contracts over the course of the last several quarters, we increased the number of engineers providing customer service to our customers to eight during the three months ended June 30, 2006, from four for the same period of the prior year. Additionally, in accordance with FAS123R, we expensed $8 thousand of stock-based compensation expense related to our customer service engineers during the six-month period ended June 30, 2006. No such expense was recorded during the same period of the prior year. We expect service costs to remain higher throughout 2006, as compared with 2005.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, travel and entertainment, tradeshow expense and stock-based compensation expense.

Selling and marketing expenses were 29.4% and 26.8% of revenue for the three months ended June 30, 2006 and 2005, respectively, and 30.5% and 27.6% of revenue for the six months ended June 30, 2006 and 2005, respectively. Selling and marketing expenses for the three months ended June 30, 2006 increased by $84 thousand, or 24.6%, to $426 thousand from $342 thousand for the same period of 2005. For the six months ended June 30, 2006, selling and marketing expenses increased $163 thousand, or 24.1%, to $840 thousand from $677 thousand for the same period of 2005.

Selling and marketing expenses for the three months ended June 30, 2006 and 2005 were as follows:

    ($000s)                                Change in
                        2006    2005    Dollars   Percent
                      ------   ------   -------   -------
    Employee costs    $  305   $  257   $    48      18.7%
    Outside services      52       53        (1)     (1.9)
    Travel &
    entertainment         41       23        18      78.3
    Tradeshow expense      6        1         5     500.0
    Stock-based
    compensation           3        -         3        na
    Other                 19        8        11     137.5
                      ------   ------   -------
                      $  426   $  342   $    84     24.6%
                      ======   ======   =======

The increase in employee costs for the three-month period ended June 30, 2006, as compared with the same period in 2005, resulted primarily from increased commissions and the hiring of a sales engineer.

The increase in travel & entertainment and tradeshow expense for the three-month period ended June 30, 2006, as compared with the same period in 2005, resulted from increased tradeshow participation as well as an increase in visiting customers and prospects. We expect these trends to continue; consequently, we expect 2006 travel and entertainment and tradeshow expense levels to exceed 2005 levels.

We adopted FAS123R as of January 1, 2006, as explained elsewhere in this Form 10-QSB, and as a result began recording stock-based compensation expense. For the three-month period ended June 30, 2006, such selling and marketing stock-based compensation expense amounted to $3 thousand. No such stock-based compensation expense was recorded during 2005.

Selling and marketing expenses for the six months ended June 30, 2006 and 2005 were as follows:

    ($000s)                                Change in
                        2006    2005    Dollars   Percent
                      ------   ------   -------   -------
    Employee costs    $  591   $  522   $    69      13.2%
    Outside services     108       93        15      16.1
    Travel &
    entertainment         73       34        39     114.7
    Tradeshow expense     21        5        16     320.0
    Stock-based
    compensation          17        -        17        na
    Other                 30       23         7      30.4
                      ------   ------   -------
                      $  840   $  677   $   163     24.1%
                      ======   ======   =======

The increase in employee costs for the six-month period ended June 30, 2006, as compared with the same period in 2005, was primarily the result of higher commissions and a new sales engineer hired during 2006.

The increase in outside services for the six-months ended June 30, 2006, as compared with the same period in 2005, was the result of the increased activity of our outside Asian sales representative and increasing overall marketing activities. We expect this trend to continue as we anticipate increasing our outside Asian sales representative's activities in 2006 over 2005 levels and to continue increased overall marketing efforts.

The increases in travel and entertainment and tradeshow expense for the six months ended June 30, 2006, as compared with the same period in 2005, were primarily as a result of our participation in more tradeshows and undertaking more visits to customers and prospects. Of note, we participated in CeBIT in Hanover, Germany during the six months ended June 30, 2006. This is one of, if not the largest technology tradeshow in Europe annually. Although we attended CeBIT during 2005, we did not set up a display; consequently, our 2006 CeBIT participation costs were greater than those in 2005. We expect this trend to continue as we anticipate setting up our display at other tradeshows during 2006.

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

General and administrative expenses were approximately 63.7% and 60.2% of revenues for the three-month periods ended June 30, 2006 and 2005, respectively. For the six-month periods ended June 30, 2006 and 2005, general and administrative expenses were approximately 69.5% and 60.9% of revenues, respectively. General and administrative expenses increased by $157 thousand, or 20.4%, to $925 thousand from $768 thousand for the three-month period ended June 30, 2006, as compared with the same period in 2005. For the six-month period ended June 30, 2006, general and administrative expenses increased by $420 thousand, or 28.1%, to $1,915 thousand from $1,495 thousand for the six-month period ended June 30, 2005.

General and administrative expenses for the three months ended June 30, 2006 and 2005 were as follows:

    ($000s)                                 Change in
                        2006     2005    Dollars   Percent
                       ------   ------   -------   -------
    Employee costs     $  313   $  249   $    64      25.7%
    Depreciation
    and amortization      228      225         3       1.3
    Outside services      169      198       (29)    (14.6)
    Travel &
    entertainment          56       10        46     460.0
    Stock-based
    compensation           97        1        96     960.0
    Other                  62       85       (23)    (27.1)
                       ------   ------   -------
                       $  925   $  768   $   157      20.4%
                       ======   ======   =======


The increase in employee costs in the three months ended June30, 2006, as compared with the same period of 2005, was primarily due to having approximately three more employees and salary adjustments made subsequent to June 30, 2005. Partially offsetting these items was a decrease in accrued bonuses. We expect 2006 employee costs to exceed 2005 levels.

Outside services decreased by $29 thousand during the three months ended June 30, 2006, as compared with the same period of 2005 primarily as a result of hiring an in-house attorney during 2005, to oversee the administration of our patents. Partially offsetting these cost savings was an increase in consulting fees charged to us by our CEO (Chief Executive Officer). During 2006, our CEO significantly increased his activities in our general business operations in addition to pursuing business development opportunities as they presented themselves. We expect these trends to continue during 2006.

The $46 thousand increase in travel and entertainment during the three months ended June 30, 2006, as compared with the same period of the previous year, was primarily a result of our CEO's travels to our various facilities, as well as travel incurred by management while exploring potential business development opportunities. We expect 2006 travel and entertainment levels to exceed those of 2005.

We adopted FAS123R as of January 1, 2006, as explained elsewhere in this Form 10-QSB, and as a result, began recording stock-based compensation expense. For the three-month period ended June 30, 2006 such general and administrative stock-based compensation expense amounted to $97 thousand. During the three-month period ended June 30, 2005, we recorded $1 thousand of compensation expense in accordance with FAS123, which was derived from stock options that had been previously issued to our CEO. We anticipate 2006 stock-based compensation expense to exceed 2005 levels as we continue to comply with FAS123R.

General and administrative expenses for the six months ended June 30, 2006 and 2005 were as follows:

    ($000s)                                   Change in
                         2006      2005    Dollars   Percent
                       -------   -------   -------   -------
    Employee costs     $   628   $   469   $   159      33.9%
    Depreciation
    and amortization       452       372        80      21.5
    Outside services       373       462       (89)    (19.3)
    Travel &
    entertainment          105        30        75     250.0
    Stock-based
    compensation           181         1       180   1,800.0
    Other                  176       161        15       9.3
                       -------   -------   -------
                       $ 1,915   $ 1,495   $   420      28.1%
                       =======   =======   =======

The increase in employee costs for the six months ended June30, 2006, as compared with the same period of 2005, was primarily due to having approximately three more employees and salary adjustments made subsequent to June 30, 2005. Partially offsetting these items was a decrease in accrued bonuses. We expect 2006 employee costs to exceed 2005 levels.

Depreciation and amortization expense increased during the six months ended June 30, 2006, as compared with the same period in 2005, primarily as a result of increased patent amortization. Costs associated with acquiring the patents from NES were capitalized at various times throughout the six month period ended June 30, 2005 and since costs can not be amortized until they are capitalized, the cost basis upon which the patent amortization was calculated grew larger throughout the six-month period ended June 30, 2005. All patent costs were capitalized prior to 2006; consequently, all such costs were included in the cost basis upon which the patent amortization was calculated during the six months ended June 30, 2006.

Outside services decreased during the six months ended June 30, 2006, as compared with the same period of 2005 primarily as a result of hiring an in-house attorney during 2005, to oversee the administration of our patents. Partially offsetting these cost savings was an increase in consulting fees charged to us by our CEO (Chief Executive Officer). During 2006, our CEO significantly increased his activities in our general business operations in addition to pursuing business development opportunities on our behalf as they presented themselves. We expect these trends to continue during 2006.

The increase in travel and entertainment during the six months ended June 30, 2006, as compared with the same period of the previous year, was primarily a result of our CEO's travels to our various facilities, as well as travel incurred by management while exploring potential business development opportunities. We expect 2006 travel and entertainment levels to exceed those of 2005.

We adopted FAS123R as of January 1, 2006, as explained elsewhere in this Form 10-QSB, and as a result, began recording stock-based compensation expense. For the six-month period ended June 30, 2006 such general and administrative stock-based compensation expense amounted to $181 thousand. During the six-month period ended June 30, 2005, we recorded $1 thousand of compensation expense in accordance with FAS123, which was derived from stock options that had been previously issued to our CEO. We anticipate 2006 stock-based compensation expense to exceed 2005 levels as we continue to comply with FAS123R.

We anticipate that aggregate general and administrative expenses for 2006 will be higher than 2005, primarily due to the additional personnel, the amortization of the patents, stock option compensation expense we will record as a result of adopting FAS123R, and increased activity by certain executive managers.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, rent, stock-based compensation expense, depreciation and computer related supplies.

Research and development expenses were approximately 31.2% and 24.5% of revenues for the three-month periods ended June 30, 2006 and 2005, respectively, and approximately 30.7% and 25.9% of revenues for the six-month periods ended June 30, 2006 and 2005, respectively. Research and development expenses for the three-month period ended June 30, 2006 increased by $139 thousand, or 44.4%, to $452 thousand from $313 thousand for the three-month period ended June 30, 2005. Research and development expenses for the six-month period ended June 30, 2006 increased by $210 thousand, or 33.0%, to $846 thousand from $636 thousand for the six-month period ended June 30, 2005.

Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during either the three or six-month periods ended June 30, 2006 or 2005.

Research and development expenses for the three-months ended June 30, 2006 and 2005 were as follows:

     ($000s)                                 Change in
                         2006     2005    Dollars   Percent
                        ------   ------   -------   -------
     Employee costs     $  227   $  224   $     3       1.3%
     Outside services      169       50       119     238.0
     Stock-based            12        -        12        na
     compensation
     Other                  44       39         5      12.8
                        ------   ------   -------
                        $  452   $  313   $   139      44.4
                        ======   =======   =======

Employee costs for the three-month periods ended June 30, 2006 and 2005 are net of $116 thousand and $77 thousand, respectively, which related to employee costs reported as customer service cost of revenue. The increase in employee costs noted in the table immediately preceding this paragraph was primarily due to salary adjustments enacted subsequent to June 30, 2005 and increases in employee benefits, which were partially offset by the customer service employee costs that were reported as cost of revenue.

More than half of the increase in outside services for the three-month period ended June 30, 2006, as compared with the same period of 2005, related to fees paid to an executive recruiting agency assisting us in our search for a new vice-president of engineering. The balance of the increase was incurred primarily by expanding our use of consulting engineers to help enhance our product development efforts. Subsequent to June 30, 2006 we hired a new vice-president of engineering. We expect to continue making greater use of consulting engineers throughout 2006 to assist in product development efforts. Based on these items, we anticipate that expenses related to outside services in 2006 will exceed 2005 levels.

We adopted FAS123R as of January 1, 2006, as explained elsewhere in this Form 10-QSB, and as a result began recording stock-based compensation expense. For the three-month period ended June 30, 2006 such research and development stock-based compensation expense amounted to $16 thousand, of which $4 thousand was reported as customer service cost of revenue. No such stock-based compensation expense was recorded during 2005. We anticipate 2006 stock-based compensation expense to exceed 2005 levels as we continue to comply with FAS123R.

Research and development expenses for the six-months ended June 30, 2006 and 2005 were as follows:


     ($000s)                                 Change in
                         2006     2005    Dollars   Percent
                        ------   ------   -------   -------
     Employee costs     $  489   $  447   $    42       9.4%
     Outside services      245      105       140     133.3
     Stock-based            20        -        20        na
     compensation
     Other                  92       84         8       9.5
                        ------   ------   -------
                        $  846   $  636   $   210      33.0
                        ======   ======   =======

Employee costs for the six-month periods ended June 30, 2006 and 2005 are net of $188 thousand and $148 thousand, respectively, which related to employee costs reported as customer service cost of revenue. The increase in employee costs noted in the table immediately preceding this paragraph was primarily due to the hiring of two additional engineers during 2006, salary adjustments enacted subsequent to June 30, 2005 and increases in employee benefits, which were partially offset by the customer service employee costs that were reported as cost of revenue.

The increase in outside services for the six-month period ended June 30, 2006, as compared with the same period of 2005, was primarily related to fees paid to an executive recruiting agency assisting us in our search for a new vice-president of engineering. The balance of the increase was incurred primarily by expanding our use of consulting engineers to help enhance our product development efforts. Subsequent to June 30, 2006 we hired a new vice-president of engineering. We expect to continue making greater use of consulting engineers throughout 2006 to assist in product development efforts. Based on these items, we anticipate that expenses related to outside services in 2006 will exceed 2005 levels.

We adopted FAS123R as of January 1, 2006, as explained elsewhere in this Form 10-QSB, and as a result began recording stock-based compensation expense. For the six-month period ended June 30, 2006 such research and development stock-based compensation expense amounted to $28 thousand, of which $8 thousand was reported as customer service cost of revenue. No such stock-based compensation expense was recorded during 2005. We anticipate 2006 stock-based compensation expense to exceed 2005 levels as we continue to comply with FAS123R.

During the three-months ended June 30, 2006, we established an engineering facility in Israel that will conduct business under the name GraphOn Research Labs, Ltd. No significant costs were incurred during the period to establish this wholly-owned subsidiary. It commenced operations during July 2006.

Based on the above factors, we anticipate that research and development expenses for 2006 will be higher than those incurred during 2005.

Other Income

During the three and six-month periods ended June 30, 2006 and 2005, other income consisted primarily of interest income on excess cash and note receivable
- shareholder. During the six-month period ended June 30, 2005, other income also included interest income on notes receivable - directors.

Other income for the three-month period ended June 30, 2006 increased by $1 thousand, or 9.1%, to $12 thousand from $11 thousand for the same period of 2005. For the six-month period ended June 30, 2006, other income increased by $4 thousand, or 22.2%, to $22 thousand from $18 for the same period of 2005.

We anticipate that interest and other income for 2006 will approximate 2005 levels as we anticipate having similar or lower average cash balances for the remainder of the year, partially offset by higher interest rates.

Net Loss

As a result of the foregoing items, net loss for the three-month period ended June 30, 2006 was $494 thousand, an increase of $227 thousand, or 85.0%, from a net loss of $267 thousand for the same period of 2005. Net loss for the six-month period ended June 30, 2006 was $1,087 thousand, an increase of $501 thousand, or 85.5%, from a net loss of $586 for the same period of 2005. As a result of our continued operating loss we intend to continue to pursue revenue growth opportunities through all available means.

Net loss attributable to common shareholders for the six-month period ended June 30, 2006 was $1,087 thousand, a decrease of $3,499 thousand, or 76.3%, from $4,586 thousand for the same period of 2005. The decrease for the six-month period ended June 30, 2006, as compared with the same period of the prior year was due to the deemed dividends on preferred stock, as discussed below.

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

Liquidity and Capital Resources

During 2006 we anticipate increasing our net cash investments in our operations by approximately $1.0 million over our 2005 levels. We anticipate increasing our net cash investments in our research and development efforts internally through our newly-established Israeli subsidiary (GraphOn Research Labs, Ltd.) and externally through greater use of consulting engineers to help enhance our product development efforts. Additionally, we expect that our net cash administrative investments will increase as we devote more resources to the continued growth of our business internally and through the exploration of potential business combinations and other opportunities. We also expect our net cash administrative investments to grow in relation to increases in the costs of doing business as a public entity. Our net cash sales and marketing investments will increase as we continue with our general plan of increasing our sales and marketing endeavors.

We are simultaneously looking at ways to improve our revenue stream. We believe that improving or maintaining our current revenue stream, coupled with our cash on hand, including the cash raised in the 2005 private placement will sufficiently support our operations over the course of the next several quarterly reporting periods.

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

The 2005 private placement, which was consummated on February 2, 2005, raised a total of $4,000 thousand, inclusive of the $665 thousand credit issued to AIGH. As of June 30, 2006, we had consumed approximately $525 thousand and $700 thousand of the cash raised paying for expenses related to the 2005 private placement and the NES acquisition, respectively. We estimate that we will have no further disbursements of cash related to either the 2005 private placement or the NES acquisition.

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

Working Capital

As of June 30, 2006, we had current assets of $4,067 thousand and current liabilities of $1,720 thousand, which netted to working capital of $2,347 thousand. Included in current liabilities was the current portion of deferred revenue of $1,110 thousand.

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

ITEM 3. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 23, 2005, we initiated a proceeding against AutoTrader.com in the United States District Court in the Eastern District of Texas, (the "Court") alleging that Autotrader.com was infringing two of our patents, namely Nos. 6,324,538 and 6,850,940 (the "538" and "940" patents, respectively), which protect our unique method of maintaining an automated and network accessible database, on its AutoTrader.com website. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. Autotrader.com filed its Answer and Counterclaims on January 17, 2006 seeking a declaratory judgment that it does not infringe the 538 and 940 patents and that both patents are invalid. On March 24, 2006, Autotrader.com filed a motion for summary judgment seeking to invalidate the 538 and 940 patents. On May 1, 2006 we filed a response in opposition to AutoTrader's motion. On August 8, 2006, AutoTrader's motion for summary judgment was denied. On August 9, 2006, the Court filed a Docket Control Order setting forth proposed pretrial deadlines. The most significant dates set were for the Markman Hearing (May 31, 2007) and jury selection (December 3, 2007).

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2006, we granted the following stock options:

   o stock options to purchase an aggregate 10,000 shares of common stock, at exercise prices ranging from $0.18 to $0.23, were granted to two non-executive employees.

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


                                             GraphOn Corporation
                                                (Registrant)

Date: August 11, 2006
                                           By: /s/ Robert Dilworth
                                               -------------------
                                               Robert Dilworth
                                           Chief Executive Officer
                                                (Interim) and
                                            Chairman of the Board
                                        (Principal Executive Officer)

Date: August 11, 2006
                                            By: /s/ William Swain
                                                -----------------
                                                William Swain
                                           Chief Financial Officer
                                      (Principal Financial Officer and
                                        (Principal Accounting Officer)