Form 10QSB
period 2006-09-30
GRAPHON CORP/DE
filed 2006-11-20
CIK 1021435

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

                For the quarterly period ended September 30, 2006

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                         Commission File Number: 0-21683
                         -------------------------------
                               GraphOn Corporation
        (Exact name of small business issuer as specified in its charter)
         ----------------------------------------------------------------

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

      As of November 6, 2006, there were issued and outstanding 46,819,722 shares of the issuer's Common Stock, par value $0.0001.

      Transitional Small Business Disclosure Format (Check one):

      Yes [ ] No |X|

                               GRAPHON CORPORATION


                                   FORM 10-QSB

                                Table of Contents


PART I.   FINANCIAL INFORMATION                                                                                Page
                                                                                                               ----
Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheet as of September 30, 2006                                 2

          Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the
             Three and Nine Months Ended September 30, 2006 and 2005                                              3

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September
             30, 2006 and 2005                                                                                    4

          Notes to Unaudited Condensed Consolidated Financial Statements                                          5

Item 2.   Management's Discussion and Analysis or Plan of Operation                                              11

Item 3.   Controls and Procedures                                                                                23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                                      25

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                            25
Item 6.   Exhibits                                                                                               25
          Signatures


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                               GraphOn Corporation
                      Condensed Consolidated Balance Sheet


                                                          (Unaudited; $000s)
Assets                                                    September 30, 2006
------                                                    -------------------
Current Assets
  Cash and cash equivalents ...........................   $             3,049
  Accounts receivable, net ............................                   614
  Other current assets ................................                    59
                                                          -------------------
    Total Current Assets ..............................                 3,722
                                                          -------------------
  Patents, net ........................................                 3,853
  Property and equipment, net, and other assets .......                   136
                                                          -------------------
Total Assets ..........................................   $             7,711
                                                          ===================
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities
  Accounts payable and accrued expenses ...............   $               589
  Deferred revenue ....................................                 1,135
                                                          -------------------
    Total Current Liabilities .........................                 1,724
                                                          -------------------
  Deferred revenue ....................................                 1,301
                                                          -------------------
    Total Liabilities .................................                 3,025
                                                          -------------------
Shareholders' Equity
   Common stock, $0.0001 par value, 195,000,000 shares
   authorized, 46,819,722 shares issued and outstanding                     5
  Additional paid-in capital ..........................                58,685
  Note receivable - shareholder .......................                  (260)
  Accumulated deficit .................................               (53,744)
                                                          -------------------
    Shareholders' Equity ..............................                 4,686
                                                          -------------------
    Total Liabilities and Shareholders' Equity ........   $             7,711
                                                          ===================




See accompanying notes to unaudited condensed consolidated financial statements


                               GraphOn Corporation
     Condensed Consolidated Statements of Operations and Comprehensive Loss

                                               (Unaudited; $000s, except per share data)
                                             --------------------------------------------
                                              Three months ended      Nine months ended
                                                 September 30,           September 30,
                                             --------------------    --------------------
                                                2006       2005         2006       2005
                                             --------    --------    --------    --------
Revenue ..................................   $  1,142    $  1,176    $  3,899    $  3,633
Cost of Revenue ..........................        116         115         378         367
                                             --------    --------    --------    --------
Gross Profit .............................      1,026       1,061       3,521       3,266
                                             --------    --------    --------    --------
Operating Expenses
  Selling and marketing ..................        373         337       1,213       1,014
  General and administrative .............      1,061         757       2,976       2,252
  Research and development ...............        595         333       1,441         970
                                             --------    --------    --------    --------
    Total Operating Expenses .............      2,029       1,427       5,630       4,236
                                             --------    --------    --------    --------
Loss From Operations .....................     (1,003)       (366)     (2,109)       (970)
                                             --------    --------    --------    --------
Other Income, net ........................         10           7          32          25
                                             --------    --------    --------    --------
Loss Before Provision for Income Tax .....       (993)       (359)     (2,077)       (945)
Provision for income tax .................          2           -           5           -
                                             --------    --------    --------    --------
Net Loss .................................       (995)       (359)     (2,082)       (945)
Other Comprehensive Income ...............          1           -           1           -
                                             --------    --------    --------    --------
Comprehensive Loss .......................       (994)       (359)     (2,081)       (945)
Deemed Dividend on Preferred Stock .......          -           -           -      (4,000)
                                             --------    --------    --------    --------
Loss Attributable to Common Shareholders .   $   (994)   $   (359)   $ (2,081)   $ (4,945)
                                             ========    ========    ========    ========
Basic and Diluted Loss per Common Share ..   $  (0.02)   $  (0.01)   $  (0.04)   $  (0.12)
                                             ========    ========    ========    ========
Weighted Average Common Shares Outstanding     46,706      46,159      46,363      40,373
                                             ========    ========    ========    ========


  See accompanying notes to unaudited condensed consolidated financial statements

                               GraphOn Corporation
                 Condensed Consolidated Statements of Cash Flows

                                                                      (Unaudited; $000s)
                                                                      Nine months ended
                                                                        September 30,
                                                                     -----------------
                                                                      2006       2005
                                                                    -------    -------
Cash Flows (Used In) Provided By Operating Activities
Net Loss ........................................................   $(2,082)   $  (945)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
Depreciation and amortization ...................................       769        777
Amortization of deferred compensation ...........................         -          2
Stock option compensation expense ...............................       347          -
Provision for doubtful accounts .................................         -         15
Repayment of directors' notes receivable ........................         -         50
Other items .....................................................         -          8
Interest accrued on note receivable shareholder .................        (7)       (10)
Changes in operating assets and liabilities
  Accounts receivable ...........................................       150         45
  Prepaid expenses and other assets .............................       (15)        14
  Accounts payable ..............................................        18         12
  Accrued expenses ..............................................       (41)       (39)
  Accrued wages .................................................      (157)        67
  Deferred revenue ..............................................       644        270
                                                                    -------    -------
Net Cash (Used In) Provided By Operating Activities .............      (374)       266
                                                                    -------    -------
Cash Flows Used In Investing Activities
Acquisition costs - NES .........................................         -       (698)
Capital expenditures ............................................       (59)       (56)
Other assets ....................................................         3         (4)
                                                                    -------    -------
Net Cash Used In Investing Activities ...........................       (56)      (758)
                                                                    -------    -------
Cash Flows (Used In) Provided By Financing Activities
Proceeds from sale of common stock under ESPP ...................         8         10
Proceeds from private placement of preferred stock and warrants .         -      3,335
Costs of private placement of preferred stock and warrants ......       (58)      (402)
                                                                    -------    -------
Net Cash (Used In) Provided By Financing Activities .............       (50)     2,943
                                                                    -------    -------
Effect of exchange rate fluctuations on cash and cash equivalents         1         (1)
                                                                    -------    -------
Net (Decrease) Increase in Cash and Cash Equivalents ............      (479)     2,451
Cash and Cash Equivalents, beginning of period ..................     3,528        675
                                                                    -------    -------
Cash and Cash Equivalents, end of period ........................   $ 3,049    $ 3,126
                                                                    =======    =======


  See accompanying notes to unaudited condensed consolidated financial statements

                               GRAPHON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2006

1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of results of operations, financial position and cash flows.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the three and nine-month periods ended September 30, 2006 and 2005, except for the deemed dividends on preferred stock recorded during the nine-month period ended September 30, 2005) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-QSB should be read in conjunction with the audited consolidated financial statements of GraphOn Corporation (the "Company") contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the "SEC") on April 17, 2006, and amended on June 12, 2006. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2006, or any future period.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the condensed consolidated financial statements and accompanying notes, the actual amount of such estimates, when known, will vary from those estimates.

Intercompany Accounts and Transactions

Significant intercompany accounts and transactions are eliminated upon consolidation.

Revenue Recognition

The Company markets and licenses products through various means, such as; channel distributors, independent software vendors ("ISVs"), value-added resellers ("VARs"), application service providers ("ASPs") (collectively "resellers") and direct sales to enterprise end users. The Company's product licenses are generally perpetual. The Company also separately sells maintenance contracts, which are comprised of license updates and customer service access, private-label branding kits, software developer kits ("SDKs") and product training services.

Generally, software license revenues are recognized when:

  o Persuasive evidence of an arrangement exists, (i.e., when the Company signs a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer's purchase order) and
  o Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance, (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed programs) and
  o The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer's purchase order, and
  o Collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Revenue recognized on software arrangements involving multiple elements is allocated to each element of the arrangement based on vendor-specific objective evidence ("VSOE") of the fair values of the elements; such elements include licenses for software products, maintenance, or customer training. The Company limits it assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately.

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

Certain resellers prepay for licenses they intend to resell bundled together with maintenance that provides the reseller with license updates and customer service. Upon receipt of the prepayment, if all other revenue recognition criteria outlined above have been met, product licensing revenue is recognized when the reseller is given access to the licensed program(s). The resellers are required to provide periodic (monthly or quarterly) sell-through reports that detail, for the respective period, various items, such as the number of licenses purchased, the number sold to other parties and the ending balance of licenses held as inventory available for future sale. The recognition of maintenance revenue for these resellers is based on estimated reseller inventory turnover levels reconciled to actual upon receipt of the sell-through report.

There are no rights of return granted to resellers or other purchasers of our software programs.

We recognize revenue from maintenance contracts ratably over the related contract period, which generally ranges from one to five years.

3. Stock-Based Compensation

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three and nine-month periods ended September 30, 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

Results for prior periods have not been restated.

As a result of adopting FAS123R on January 1, 2006, the Company's loss from operations, loss before provision for income taxes and net loss for the three-months ended September 30, 2006 are each $121 thousand higher than if the Company had continued to account for stock-based compensation under APB No. 25. The Company's loss from operations, loss before provision for income taxes and net loss for the nine-months ended September 30, 2006 are each $347 thousand higher than if the Company had continued to account for stock-based compensation under APB No. 25.

Pro Forma Information under FAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based awards in the three and nine-month periods ended September 30, 2005:


                                                                             Three Months   Nine Months
                                                                                Ended          Ended
                                                                             September 30,  September 30,
(Unaudited; $000s, except per share data)                                        2006           2005
                                                                             ------------   ------------
Net loss, as reported: ...................................................   $       (359)  $       (945)
Less: deemed preferred dividends .........................................              -         (4,000)
Add: stock-based compensation expense included in
 net loss, net of related tax effects ....................................              -              2

Deduct: total stock-based compensation expense
 determined under the fair-value method for all
 awards, net of related tax effects ......................................           (123)          (317)
                                                                             ------------   ------------
Pro forma net loss .......................................................   $       (482)  $     (5,260)
                                                                             ============   ============
Basic and diluted loss per share
As reported ..............................................................   $      (0.01)       $ (0.12)
Pro forma ................................................................   $      (0.01)       $ (0.13)


For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends, expected volatility of 60%, risk free interest rate of 1.5% and an expected term of five years. The weighted average fair value of stock-based awards granted during the three and nine-month periods ended September 30, 2005 were $0.36 and $0.45, respectively. No stock options were exercised during either the three or nine-month periods ended September 30, 2005 and forfeitures were recognized as they occurred.

Valuation and Expense Information under FAS123R

The Company recorded stock-based compensation expense of $121 thousand and $347 thousand in the three and nine-month periods ended September 30, 2006, respectively. As required by FAS123R, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the stock-based compensation expense recorded during the three and nine-month periods ended September 30, 2006 by income statement classification ($000s):

                                          Three months     Nine months
                                             Ended            Ended
     ($000s)                              September 30,   September 30,
     Income statement classification          2006            2006
     ----------------------------------   ------------    ------------
     Cost of revenue ..................   $          4    $         13
     Selling and marketing expense ....             10              26
     General and administrative expense             77             258
     Research and development expense .             30              50
                                          ------------    ------------
                                          $        121    $        347
                                          ============    ============

In connection with the adoption of FAS123R, the Company estimated the fair value of each stock-based award and employee stock purchase plan ("ESPP") share granted during the three-month period ended September 30, 2006 on the date of grant using a binomial model, with the following assumptions: no dividends, an approximate risk-free annual interest rate of 4.85%, estimated forfeiture rate of 5%, an estimated exercise factor of 10%, expected volatility of 155% and an expected term of 7.5 years (6 months for ESPP shares - see below). For assumptions used for grants made during the three-month periods ended March 31 and June 30, 2006, please refer to our Quarterly Reports on Form 10-QSB as filed with the SEC on May 15 and August 14, 2006, respectively.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. The Company used the historical volatility of its daily closing price since it went public (July 13, 1999) through September 30, 2006 as the basis of its calculation for stock-based compensation expense.

The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to the Company's expected term on its stock-based awards. The expected term of the Company's stock-based awards was based on historical award holder exercise patterns and considered the market performance of the Company's common stock and other items. The expected term of the ESPP shares was six months, which is the length of time between the ESPP grant and purchase dates.

The estimated forfeiture rate was based on an analysis of historical data and considered the impact of events such as the work force reductions the Company carried out during previous years. The estimated exercise factor was based on an analysis of historical data and included a comparison of historical and current share prices.

For grants made during the three and nine-month periods ended September 30, 2006, the weighted average fair values of stock-based awards were $0.36 and $0.45, respectively, and for ESPP shares were $0.15 and $0.16, respectively.

The following table presents a summary of the status and activity of the Company's stock option awards for the three and nine-month periods ended September 30, 2006.


                                                                                Weighted
                                                              Weighted           Average      ($000s)
                                                               Average          Remaining    Aggregate
                                                              Exercise         Contractual   Intrinsic
                                               Shares           Price         Term (Years)     Value
                                            -------------    ------------     ------------   ---------
Outstanding - December 31, 2005 ......          5,716,272    $       0.53
Granted ..............................            985,000            0.21
Exercised ............................                  -               -
Forfeited or expired .................                  -               -
                                            -------------
Outstanding - March 31, 2006 .........          6,701,272    $       0.48             7.98   $      74
                                            -------------
Granted ..............................             10,000            0.21
Exercised ............................                  -               -
Forfeited or expired .................            (16,217)           0.37
                                            -------------
Outstanding - June 30, 2006 ..........          6,695,055    $       0.48             7.73   $      55
                                            -------------
Granted ..............................            370,000            0.17
Exercised ............................                  -               -
Forfeited or expired .................           (208,442)           0.37
                                            -------------
Outstanding - September 30, 2006 .....          6,856,613            0.45             7.60   $      49
                                            =============
Vested or expected to vest - September
30, 2006 (1) .........................          6,737,262    $       0.45             7.57   $      49
                                            =============

Exercisable - September 30, 2006 (2) .          6,856,613    $       0.45             7.60   $      49
                                            =============


(1) Of the options outstanding as of September 30, 2006, 4,376,915 were vested and 2,360,347 were estimated to vest in future periods, prior to their estimated forfeiture.

(2) All options are exercisable immediately upon grant. Options vest, generally ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

No stock option awards were exercised during either the three or nine-month periods ended September 30, 2006. As of September 30, 2006, there was approximately $664 thousand of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

4. Revenue

Revenue for the three-month periods ended September 30, 2006 and 2005 was comprised as follows:

                                                        Increase (Decrease)
     Revenue ($000s)            2006        2005       Dollars      Percent
     ----------------------   --------    --------    ---------    ---------
     Product licenses
      Windows .............   $    426    $    580    $    (154)      (26.6%)
      Unix ................        295         250           45        18.0%
                              --------    --------    ---------
                                   721         830         (109)      (13.1%)
                              --------    --------    ---------
     Service fees
      Windows .............        186         174           12         6.9%
      Unix ................        217         164           53        32.3%
                              --------    --------    ---------
                                   403         338           65        19.2%
                              --------    --------    ---------
     Other ................         18           8           10       125.0%
                              --------    --------    ---------
                              $  1,142    $  1,176    $     (34)       (2.9%)
                              ========    ========    =========

Revenue for the nine-month periods ended September 30, 2006 and 2005 was comprised as follows:

                                                       Increase (Decrease)
     Revenue ($000s)             2006       2005       Dollars     Percent
     ----------------------    --------   --------    --------    ---------
     Product licenses
      Windows .............    $  1,486   $  1,721    $   (235)      (13.7%)
      Unix ................       1,158        946         212        22.4%
                               --------   --------    --------
                                  2,644      2,667         (23)       (0.9%)
                               --------   --------    --------
     Service fees
      Windows .............         603        479         124        25.9%
      Unix ................         595        461         134        29.1%
                               --------   --------    --------
                                  1,198        940         258        27.4%
                               --------   --------    --------
     Other ................          57         26          31       119.2%
                               --------   --------    --------
     Total Revenue             $  3,899   $  3,633    $    266         7.3%
                               ========   ========    ========


5. Patents

As of September 30, 2006, patents consisted of the following:

                                        (000s)
                                       -------
           Patents                     $ 5,340
           Accumulated amortization     (1,487)
                                       -------
                                       $ 3,853
                                       =======

Patent amortization, which aggregated $222 thousand and $667 thousand during the three and nine-month periods ended September 30, 2006, respectively, is a component of general and administrative expenses.

6. Supplemental Disclosure of Cash Flow Information

The Company disbursed no cash for the payment of income taxes during either of the nine-month periods ended September 30, 2006 or 2005. The Company disbursed no cash for the payment of interest expense during the nine-month period ended September 30, 2006. The Company disbursed approximately $3 thousand for the payment of interest expense during the nine-month period ended September 30, 2005.

As of December 31, 2005, the Company had included approximately $34 thousand of costs, related to the private placement of stock it had undertaken during 2005, in accrued expenses.

7. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the three and nine-month periods ended September 30, 2006 and 2005, 19,705,817 and 19,022,157 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

8. New Accounting Pronouncements

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in the first fiscal year ending after November 15, 2006. The Company is assessing the impact of SAB 108, but does not expect it to have a material impact on its results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158") which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ended after December 15, 2006. The Company is assessing the impact of SFAS 158, but does not expect it to have a material impact on its results of operations, cash flows or financial position.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, however, for some entities; application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. The Company is assessing the impact of SFAS 157, but does not expect it to have a material impact on its results of operations, cash flows or financial position.

In July 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of FIN 48, but does not expect it to have a material impact on its results of operations, cash flows or financial position.

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

Overview

We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use by independent software vendors ("ISVs"), application service providers ("ASPs"), corporate enterprises, governmental and educational institutions, and others.

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

Revenue Recognition
We market and license products through various means, such as; channel distributors, independent software vendors ("ISVs"), value-added resellers ("VARs"), application service providers ("ASPs") (collectively "resellers") and direct sales to enterprise end users. Our product licenses are generally perpetual. We also separately sell maintenance contracts, which are comprised of license updates and customer service access; private-label branding kits, software developer kits ("SDKs") and product training services.

Generally, software license revenues are recognized when:

     o Persuasive evidence of an arrangement exists, (i.e., when we sign a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer's purchase order) and
     o Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance, (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed programs) and
     o Our price to the customer is fixed or determinable, as typically evidenced in the signed non-cancelable contract, or the customer's purchase order, and
     o Collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

Certain resellers prepay for licenses they intend to resell bundled together with maintenance that provides the reseller with license updates and customer service. Upon receipt of the prepayment, if all other revenue recognition criteria outlined above have been met, product licensing revenue is recognized when the reseller is given access to the licensed program(s). The resellers are required to provide periodic (monthly or quarterly) sell-through reports that detail, for the respective period, various items, such as the number of licenses purchased, the number sold to other parties and the ending balance of licenses held as inventory available for future sale. The recognition of maintenance revenue for these resellers is based on estimated reseller inventory turnover levels reconciled to actual upon receipt of the sell-through report.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three and nine-month periods ended September 30, 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

Results for prior periods have not been restated.

As a result of adopting FAS123R on January 1, 2006, our loss from operations, loss before provision for income taxes and net loss for the three and nine-months ended September 30, 2006 are $121 thousand and $347 thousand higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25.

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

Of the variables above, the selection of an expected term, an annualized forfeiture rate and expected stock price volatility are the most subjective. Our estimate of the expected option term was 7.5 years and was derived based on our analysis of historical data and future projections. We derived an annualized forfeiture rate of 5% and a prior forfeiture rate of 10% by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in work force. In estimating our stock price volatility for grants awarded during the three-month period ended September 30, 2006, we analyzed our historic volatility since we became a public entity (July 13, 1999) through September 30, 2006, by reference to actual stock prices during this period and calculated an estimated volatility of approximately 155%. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We also recognized compensation costs for shares purchased under our Employee Stock Purchase Plan ("ESPP") during the three months ended September 30, 2006. We applied the same variables to the calculation of the costs associated with the ESPP shares purchased as the stock option grants noted above, except that the expected term was 0.5 years. The time span from the date of grant of ESPP shares to the date of purchase is six months.

The specific valuation assumptions noted above were applied to stock options that we granted during the three-month period ended September 30, 2006 and ESPP shares that were granted August 1, 2006. For assumptions used for grants made during the three-month periods ended March 31 and June 30, 2006, please refer to our Quarterly Reports on Form 10-QSB as filed with the SEC May 15 and August 14, 2006, respectively. We expect that stock-based compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2006 we expect to incur stock-based compensation expense of approximately $120 thousand.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005.

Revenue

The changes in both Windows and Unix-based product licenses revenue for the three and nine-month periods ended September 30, 2006 and 2005 were reflective of how such revenue varies because a significant portion of this revenue has been, and continues to be earned from a limited number of significant customers, most of whom are resellers. Consequently, if any of these significant customers change their order level or fail to order during the reporting period, our revenue could be materially impacted. We expect this situation to continue throughout the next several quarterly reporting periods.

Revenue for the three-month periods ended September 30, 2006 and 2005 was as follows:


                                                        Increase (Decrease)
     Revenue ($000s)            2006        2005       Dollars      Percent
     ----------------------   --------    --------    ---------    ---------
     Product licenses
      Windows .............   $    426    $    580    $    (154)      (26.6%)
      Unix ................        295         250           45        18.0%
                              --------    --------    ---------
                                   721         830         (109)      (13.1%)
                              --------    --------    ---------
     Service fees
      Windows .............        186         174           12         6.9%
      Unix ................        217         164           53        32.3%
                              --------    --------    ---------
                                   403         338           65        19.2%
                              --------    --------    ---------
     Other (1).............         18           8           10       125.0%
                              --------    --------    ---------
                              $  1,142    $  1,176    $     (34)       (2.9%)
                              ========    ========    =========

      (1) Amortization of private labeling and other fees. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name. We defer these fees upon contract signing and recognize the revenue ratably over the initial term of the contract, typically, three years.

The decrease in Windows product license revenue is primarily due to our determination, under our accounting policies, to defer revenue recognition for a $250 thousand purchase made during the three-month period ended September 30, 2006 by a significant customer. We determined that sufficient VSOE did not exist for the allocation of revenue to the various elements of the purchase. When such evidence exists we will recognize revenue from this transaction. We expect that future purchases by this customer will also be deferred for the foreseeable future. Various increases from several smaller customers partially offset the decrease caused by this deferral.

Nine Unix product customers, including our most significant Unix customer (Alcatel - all worldwide locations), purchased an aggregate $226 thousand of Unix products, which accounted for 76.6% of Unix product license revenue for the three-month period ended September 30, 2006. These nine customers' purchases were an aggregate $55 thousand higher than their purchases during the same period of 2005, which aggregated $171 thousand, or 68.4% of Unix product license revenue for the prior period.

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

The increase in both Windows and Unix-based service fees for the three-month period ended September 30, 2006, as compared with the same period of the prior year was primarily due to the high levels of maintenance contract purchases that occurred during 2005. We expect service fees revenue to continue to be higher throughout 2006 as compared with similar periods of 2005.

Revenue for the nine-month periods ended September 30, 2006 and 2005 was comprised as follows:


                                                       Increase (Decrease)
     Revenue ($000s)             2006       2005       Dollars     Percent
     ----------------------    --------   --------    --------    ---------
     Product licenses
      Windows .............    $  1,486   $  1,721    $   (235)      (13.7%)
      Unix ................       1,158        946         212        22.4%
                               --------   --------    --------
                                  2,644      2,667         (23)       (0.9%)
                               --------   --------    --------
     Service fees
      Windows .............         603        479         124        25.9%
      Unix ................         595        461         134        29.1%
                               --------   --------    --------
                                  1,198        940         258        27.4%
                               --------   --------    --------
     Other ................          57         26          31       119.2%
                               --------   --------    --------
     Total Revenue             $  3,899   $  3,633    $    266         7.3%
                               ========   ========    ========


During the nine-month period ended September 30, 2006, twenty Windows customers purchased an aggregate $881 thousand of Windows product, which accounted for 59.3% of Windows product license revenue for the period. These twenty customers' purchases were $482 thousand lower than their purchases during the same period of 2005, which aggregated $1,363 thousand, or 79.2% of Windows product license revenue. A significant portion of this decrease is based on the determination, under our accounting policies, to defer revenue recognition for certain purchases made during the nine-month period ended September 30, 2006, aggregating $500 thousand, by a significant customer. We determined that sufficient VSOE did not exist for the allocation of revenue to the various elements of these purchases. When such evidence exists we will recognize revenue from these transactions. We expect that future purchases by this customer will also be deferred for the foreseeable future.

Fifteen Unix product customers, including our most significant Unix customer (Alcatel - all worldwide locations), purchased an aggregate $907 thousand of Unix products, which accounted for 78.3% of Unix product license revenue for the nine-month period ended September 30, 2006. These fifteen customers' purchases were an aggregate $214 thousand higher than their purchases during the same period of 2005, which aggregated $693 thousand, or 73.3% of Unix product license revenue.

The increase in both Windows and Unix-based service fees for the nine-month period ended September 30, 2006, as compared with the same period of the prior year was primarily due to higher levels of maintenance contract purchases that occurred throughout 2005. We expect this service fees revenue to continue to hirer throughout 2006 as compared with 2005.

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

Cost of revenue for the three-month periods ended September 30, 2006 and 2005 was as follows:

      ($000s)                                           Change in
                              2006        2005      Dollars    Percent
                            --------    --------    -------    -------
      Product costs         $     24    $     53    $   (29)    (54.7%)
      Service costs               92          62         30      48.4
                            --------    --------    -------
                            $    116    $    115    $     1       0.9%
                            ========    ========    =======

The decrease in product costs for the three-month period ended September 30, 2006, as compared with the same period in 2005 was primarily due to a decrease in the amortization of capitalized software development costs. We expect product costs to remain lower throughout 2006, as compared with 2005, as certain elements of our capitalized software development costs became fully amortized during 2005 and others will become fully amortized during 2006.

The increase in service costs for the three-month period ended September 30, 2006, as compared with the same period in 2005, resulted primarily from increasing the number of engineers performing customer service and from the adoption of FAS123R, as explained elsewhere in this Form 10-QSB. In order to better meet the needs of our customers, as we have sold more maintenance contracts over the course of the last several quarters, we increased the number of engineers providing customer service to our customers to eight during the three months ended September 30, 2006, from four for the same period of the prior year. Additionally, in accordance with FAS123R, we expensed $4 thousand of stock-based compensation expense related to our customer service engineers during the three-month period ended September 30, 2006. No such expense was recorded during the same period of the prior year. We expect service costs to remain higher throughout 2006, as compared with 2005.

Cost of revenue for the nine-month periods ended September 30, 2006 and 2005 was as follows:

      ($000s)                                           Change in
                              2006        2005      Dollars    Percent
                            --------    --------    -------    -------
      Product costs         $     89    $    157    $   (68)     (43.3%)
      Service costs              289         210         79       37.6
                            --------    --------    -------
                            $    378    $    367    $    11        3.0%
                            ========    ========    =======

The decrease in product costs for the nine-month period ended September 30, 2006, as compared with the same period in 2005 was primarily due to a decrease in the amortization of capitalized software development costs. We expect product costs to remain lower throughout 2006, as compared with 2005, as certain elements of our capitalized software development costs became fully amortized during 2005 and others will become fully amortized during 2006.

The increase in service costs for the nine-month period ended September 30, 2006, as compared with the same period in 2005, resulted primarily from increasing the number of engineers performing customer service and from the adoption of FAS123R, as explained elsewhere in this Form 10-QSB. In order to better meet the needs of our customers, as we have sold more maintenance contracts over the course of the last several quarters, we increased the number of engineers providing customer service to our customers to eight during the nine months ended September 30, 2006, from four for the same period of the prior year. Additionally, in accordance with FAS123R, we expensed $13 thousand of stock-based compensation expense related to our customer service engineers during the nine-month period ended September 30, 2006. No such expense was recorded during the same period of the prior year. We expect service costs to remain higher throughout 2006, as compared with 2005.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of stock-based compensation expense), outside services and travel and entertainment expense.

Selling and marketing expenses were 32.7% and 28.7% of revenue for the three months ended September 30, 2006 and 2005, respectively, and 31.1% and 27.9% of revenue for the nine months ended September 30, 2006 and 2005, respectively. Selling and marketing expenses for the three months ended September 30, 2006 increased by $36 thousand, or 10.7%, to $373 thousand from $337 thousand for the same period of 2005. For the nine months ended September 30, 2006, selling and marketing expenses increased $199 thousand, or 19.6%, to $1,213 thousand from $1,014 thousand for the same period of 2005.

Selling and marketing expenses for the three months ended September 30, 2006 and 2005 were as follows:

                                                               Increase (Decrease)
     ($000s)                             2006        2005      Dollars    Percent
     ------------------------------    --------    --------    -------    -------
     Employee costs                    $    264    $    249    $    15       6.0%
     Outside services                        63          52         11      21.2%
     Travel and entertainment                28          25          3      12.0%
     Other                                   18          11          7      63.6%
                                       --------    --------    -------
                                       $    373    $    337    $    36      10.7%
                                       ========    ========    =======

The increase in employee costs for the three-month period ended September 30, 2006, as compared with the same period in 2005, resulted primarily from stock-based compensation expense recorded in accordance with FAS123R and increased commissions. We adopted FAS123R as of January 1, 2006, as explained elsewhere in this Form 10-QSB, and as a result began recording stock-based compensation expense. For the three-month period ended September 30, 2006, such selling and marketing stock-based compensation expense amounted to $10 thousand. No such stock-based compensation expense was recorded during 2005.

The increase in outside services for the three-month period ended September 30, 2006, as compared with the same period in 2005, was the result of increased activity by our Asian sales representative and an increase in overall marketing activities. We expect these trends to continue and outside service expense to remain higher in 2006 as compared with 2005.

The increase in travel and entertainment for the three-month period ended September 30, 2006, as compared with the same period in 2005, resulted primarily from an increase in visiting customers and prospects. We expect these trends to continue; consequently, we expect 2006 travel and entertainment levels to exceed 2005 levels.

Selling and marketing expenses for the nine months ended September 30, 2006 and 2005 were as follows:

                                                               Increase (Decrease)
     ($000s)                             2006        2005      Dollars    Percent
     ------------------------------    --------    --------    -------    -------
     Employee costs                    $    871    $    771    $   100       13.0%
     Outside services                       171         146         25       17.1%
     Travel and entertainment               101          59         42       71.2%
     Promotional expenses                    23          13         10       76.9%
     Other                                   47          25         22       88.0%
                                       --------    --------    -------
                                       $  1,213    $  1,014    $   199       19.6%
                                       ========    ========    =======


The increase in employee costs for the nine-month period ended September 30, 2006, as compared with the same period in 2005, was primarily the result of stock-based compensation expense recorded in accordance with the adoption of FAS123R, as explained elsewhere in this Form 10-QSB, costs associated with a new sales engineer hired during 2006, and an increase in medical benefits and commissions. For the nine-month period ended September 30, 2006, such selling and marketing stock-based compensation expense amounted to $26 thousand. No such stock-based compensation expense was recorded during 2005.

The increase in outside services for the nine months ended September 30, 2006, as compared with the same period in 2005, was the result of the increased activity of our outside Asian sales representative and increasing overall marketing activities. We expect these trends to continue as we anticipate increasing our outside Asian sales representative's activities in 2006 over 2005 levels and to continue increased overall marketing efforts.

The increases in travel and entertainment and promotional expense for the nine months ended September 30, 2006, as compared with the same period in 2005, were primarily as a result of our participation in more tradeshows and undertaking more visits to customers and prospects. Of note, we participated in CeBIT in Hanover, Germany during the nine months ended September 30, 2006. This is one of, if not the largest technology tradeshow in Europe annually. Although we attended CeBIT during 2005, we did not set up a display; consequently, our 2006 CeBIT participation costs were greater than those in 2005. We expect this trend to continue as we anticipate setting up our display at other tradeshows during 2006. Additionally, we visited more customers more frequently and increased our trips to see prospects.

Based on the above items and trends, we anticipate that 2006 selling and marketing expense will exceed 2005 selling and marketing expense.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs (inclusive of stock-based compensation expense), amortization and depreciation, legal, professional and other outside services (including those related to realizing benefits from our patent-related assets), travel and entertainment, certain costs associated with being a publicly held corporation, and bad debts expense.

General and administrative expenses were approximately 92.9% and 64.4% of revenues for the three-month periods ended September 30, 2006 and 2005, respectively. For the nine-month periods ended September 30, 2006 and 2005, general and administrative expenses were approximately 76.3% and 62.0% of revenues, respectively. General and administrative expenses increased by $304 thousand, or 40.2%, to $1,061 thousand from $757 thousand for the three-month period ended September 30, 2006, as compared with the same period in 2005. For the nine-month period ended September 30, 2006, general and administrative expenses increased by $724 thousand, or 32.1%, to $2,976 thousand from $2,252 thousand for the nine-month period ended September 30, 2005.

General and administrative expenses for the three months ended September 30, 2006 and 2005 were as follows:

                                                              Increase (Decrease)
     ($000s)                            2006        2005      Dollars    Percent
     ------------------------------   --------    --------    -------    -------
     Employee costs                   $    520    $    316    $   204      64.6%
     Outside services                       52          49          3       6.1%
     Travel and entertainment               52          18         34     188.9%
     Amortization/depreciation             226         226          -         -
     Legal/accounting                      107          86         21      24.4%
     Rent                                   16          16          -         -
     Public costs                           19          17          2      11.8%
     Insurance                              27           4         23     575.0%
     Other                                  42          25         17      68.0%
                                      --------    --------    -------
                                      $  1,061    $    757    $   304      40.2%
                                      ========    ========    =======

The increase in employee costs in the three months ended September 30, 2006, as compared with the same period of 2005, was primarily due to severance paid out to our former chief operating officer upon his termination, having approximately two more employees and salary adjustments made subsequent to September 30, 2005. Included in employee costs is stock-based compensation expense. We adopted FAS123R as of January 1, 2006, as explained elsewhere in this Form 10-QSB, and as a result, began recording stock-based compensation expense. For the three-month period ended September 30, 2006 such general and administrative stock-based compensation expense amounted to $77 thousand. During the three-month period ended September 30, 2005, we recorded $1 thousand of compensation expense in accordance with FAS123, which was derived from stock options that had been previously issued to our Chief Executive Officer. We anticipate 2006 stock-based compensation expense to exceed 2005 levels as we continue to comply with FAS123R. We expect 2006 employee costs to exceed 2005 levels.

The $34 thousand increase in travel and entertainment during the three months ended September 30, 2006, as compared with the same period of the previous year, was primarily a result of our Chief Executive Officer's travels to our various facilities, as well as travel incurred by management while exploring potential business development opportunities. We expect 2006 travel and entertainment levels to exceed those of 2005.

Legal and accounting fees were higher by approximately $21 thousand during the three months ended September 30, 2006, as compared with the same period of the previous year, primarily as a result of fees associated with work performed on the post effective amendment to our 2005 registration statement that was filed with the SEC on September 26, 2006. All costs incurred for the 2005 registration statement were charged against the costs raised in the private placement we undertook during 2005, hence, they were not recorded to general and administrative expense.

The $23 thousand increase in insurance during the three months ended September 30, 2006, as compared with the same period of the prior year, was primarily due to costs associated with our directors' and officers' liability insurance policy. We had no such policy during 2005.

Costs associated with other major components of general and administrative expense, notably; outside services, amortization and depreciation, rent and costs associated with being a public entity, did not change significantly during the three month period ended September 30, 2006, as compared with the same period of the prior year.

General and administrative expenses for the nine months ended September 30, 2006 and 2005 were as follows:


                                                               Increase (Decrease)
     ($000s)                             2006        2005      Dollars    Percent
     ------------------------------    --------    --------    -------    -------
     Employee costs                    $  1,330    $    786    $   544      69.2%
     Outside services                       208         143         65      45.5%
     Travel and entertainment               157          49        108     220.4%
     Amortization/depreciation              679         598         81      13.5%
     Legal/accounting                       324         454       (130)    (28.6%)



     Rent                                    47          36         11      30.6%
     Public costs                            47          48         (1)     (2.1%)
     Insurance                               81          12         69     575.0%
     Other                                  103         126        (23)    (18.3%)
                                       --------    --------    -------
                                       $  2,976    $  2,252    $   724      32.1%
                                       ========    ========    =======


The increase in employee costs for the nine months ended September 30, 2006, as compared with the same period of 2005, was primarily due to having an average of approximately three more employees, severance paid out to our former chief operating officer upon his termination, and salary adjustments made subsequent to September 30, 2005. Included in employee costs is stock-based compensation expense. We adopted FAS123R as of January 1, 2006, as explained elsewhere in this Form 10-QSB, and as a result, began recording stock-based compensation expense. For the nine-month period ended September 30, 2006 such general and administrative stock-based compensation expense amounted to $258 thousand. During the nine-month period ended September 30, 2005, we recorded $2 thousand of compensation expense in accordance with FAS123, which was derived from stock options that had been previously issued to our Chief Executive Officer. We anticipate 2006 stock-based compensation expense to exceed 2005 levels as we continue to comply with FAS123R. We expect 2006 employee costs to exceed 2005 levels.

Outside services increased during the nine months ended September 30, 2006, as compared with the same period of 2005 primarily as a result of an increase in consulting fees charged to us by our Chief Executive Officer, prior to his being appointed a full-time employee during September 2006. During 2006, our Chief Executive Officer significantly increased his activities in our general business operations in addition to pursuing business development opportunities as they presented themselves.

Depreciation and amortization expense increased during the nine months ended September 30, 2006, as compared with the same period in 2005, primarily as a result of increased patent amortization. Costs associated with acquiring the patents from NES were capitalized at various times throughout the nine month period ended September 30, 2005 and since costs can not be amortized until they are capitalized, the cost basis upon which the patent amortization was calculated grew larger throughout the nine-month period ended September 30, 2005. All patent costs were capitalized prior to 2006; consequently, all such costs were included in the cost basis upon which the patent amortization was calculated during the nine months ended September 30, 2006.

The increase in travel and entertainment during the nine months ended September 30, 2006, as compared with the same period of the previous year, was primarily a result of our Chief Executive Officer's travels to our various facilities, as well as travel incurred by management while exploring potential business development opportunities. We expect 2006 travel and entertainment levels to exceed those of 2005.

We anticipate that aggregate general and administrative expenses for 2006 will be higher than 2005, primarily due to the additional personnel, the amortization of the patents, stock option compensation expense we will record as a result of adopting FAS123R, and increased activity by certain executive managers.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of stock-based compensation expense), payments to contract programmers, rent and computer related supplies.

Research and development expenses were approximately 52.1% and 28.3% of revenues for the three-month periods ended September 30, 2006 and 2005, respectively, and approximately 37.0% and 26.7% of revenues for the nine-month periods ended September 30, 2006 and 2005, respectively. Research and development expenses for the three-month period ended September 30, 2006 increased by $262 thousand, or 78.7%, to $595 thousand from $333 thousand for the three-month period ended September 30, 2005. Research and development expenses for the nine-month period ended September 30, 2006 increased by $471 thousand, or 48.6%, to $1,441 thousand from $970 thousand for the nine-month period ended September 30, 2005.

Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during either the three or nine-month periods ended September 30, 2006 or 2005.

Research and development expenses for the three-months ended September 30, 2006 and 2005 were as follows:


                                                        Increase (Decrease)
    ($000s)                       2006        2005      Dollars    Percent
    ------------------------    --------    --------    -------   --------
    Employee costs              $    358    $    230    $   128      55.7%
    Outside services                 131          61         70     114.8%
    Rent                              28          16         12      75.0%
    Supplies                          46           4         42   1,050.0%
    Other                             32          22         10      45.5%
                                --------    --------    -------
                                $    595    $    333    $   262      78.7%
                                ========    ========    =======


Employee costs for the three-month periods ended September 30, 2006 and 2005 are net of $92 thousand and $62 thousand, respectively, which related to employee costs reported as customer service cost of revenue. The increase in employee costs was primarily due to the hiring of a new Vice-President of Engineering, the hiring of a President for our Israeli subsidiary, having two additional engineers during 2006, salary adjustments enacted subsequent to September 30, 2005 and increases in employee benefits, which were partially offset by the customer service employee costs that were reported as cost of revenue.

Included in employee costs is stock-based compensation expense. We adopted FAS123R as of January 1, 2006, as explained elsewhere in this Form 10-QSB, and as a result, began recording stock-based compensation expense. For the three-month period ended September 30, 2006 such research and development stock-based compensation expense amounted to $30 thousand. We anticipate 2006 stock-based compensation expense to exceed 2005 levels as we continue to comply with FAS123R. We expect 2006 employee costs to exceed 2005 levels.

The increase in outside services for the three-month period ended September 30, 2006, as compared with the same period of the prior year, was incurred primarily by expanding our use of consulting engineers to help enhance our product development efforts. We expect to continue making greater use of consulting engineers throughout 2006 to assist in product development efforts. We anticipate that expenses related to outside services in 2006 will exceed 2005 levels.

The increase in rent for the three-month period ended September 30, 2006, as compared with the same period of the prior year, was primarily due to the opening of our Israeli engineering facility, as well as the expansion of the office space we rent in New Hampshire. We expect 2006 rent expense to exceed 2005 levels.

The increase in supplies for the three-month period ended September 30, 2006, as compared with the same period of the prior year, was a result of opening our Israeli office, expanding our New Hampshire facility, increasing the size of our engineering team and expanding our product development efforts. We expect 2006 supplies expense to exceed 2005's levels.

Research and development expenses for the nine months ended September 30, 2006 and 2005 were as follows:

                                                         Increase (Decrease)
     ($000s)                       2006        2005      Dollars    Percent
     ------------------------    --------    --------    -------   --------
     Employee costs              $    875    $    677    $   198      29.2%
     Outside services                 375         167        208     124.6%
     Rent                              61          48         13      27.1%
     Supplies                          59          14         45     321.4%
     Other                             71          64          7      10.9%
                                 --------    --------    -------
                                 $  1,441    $    970    $   471      48.6%
                                 ========    ========    =======


Employee costs for the nine-month periods ended September 30, 2006 and 2005 are net of $289 thousand and $210 thousand, respectively, which related to employee costs reported as customer service cost of revenue. The increase in employee costs was primarily due to the hiring of a new Vice-President of Engineering, the hiring of a President for our Israeli subsidiary, having two additional engineers during 2006, salary adjustments enacted subsequent to September 30, 2005 and increases in employee benefits, which were partially offset by the customer service employee costs that were reported as cost of revenue.

Included in employee costs is stock-based compensation expense. We adopted FAS123R as of January 1, 2006, as explained elsewhere in this Form 10-QSB, and as a result, began recording stock-based compensation expense. For the nine-month period ended September 30, 2006 such research and development stock-based compensation expense amounted to $50 thousand. We anticipate 2006 stock-based compensation expense to exceed 2005 levels as we continue to comply with FAS123R. We expect 2006 employee costs to exceed 2005 levels.

The increase in outside services for the nine-month period ended September 30, 2006, as compared with the same period of 2005, was primarily related to the expanded use of consulting engineers to help enhance our product development efforts. Also increasing outside services expense was fees paid to an executive recruiting agency assisting us in our successful search for a new vice-president of engineering. We expect to continue making greater use of consulting engineers throughout 2006 to assist in product development efforts. Based on these items, we anticipate that expenses related to outside services in 2006 will exceed 2005 levels.

The increase in rent for the nine-month period ended September 30, 2006, as compared with the same period of the prior year, is due to the opening of our engineering facility in Israel as well as the expansion of the office space we rent in New Hampshire.

The increase in supplies for the nine-month period ended September 30, 2006, as compared with the same period of the prior year, was a result of opening our Israeli office, expanding our New Hampshire facility, increasing the size of our engineering team and expanding our product development efforts. We expect 2006 supplies expense to exceed 2005's levels.

Based on the above factors, we anticipate that research and development expenses for 2006 will be higher than those incurred during 2005.

Other Income

During the three and nine-month periods ended September 30, 2006 and 2005, other income consisted primarily of interest income on excess cash and note receivable
- shareholder. During the nine-month period ended September 30, 2005, other income also included interest income on notes receivable - directors.

Other income for the three-month period ended September 30, 2006 increased by $3 thousand, or 42.9%, to $10 thousand from $7 thousand for the same period of 2005. For the nine-month period ended September 30, 2006, other income increased by $7 thousand, or 28.0%, to $32 thousand from $25 thousand for the same period of 2005.

We anticipate that interest and other income for 2006 will approximate 2005 levels as we anticipate having similar or lower average cash balances for the remainder of the year, partially offset by higher interest rates.

Net Loss

As a result of the foregoing items, net loss for the three-month period ended September 30, 2006 was $995 thousand, an increase of $636 thousand, or 177.2%, from a net loss of $359 thousand for the same period of 2005. Net loss for the nine-month period ended September 30, 2006 was $2,082 thousand, an increase of $1,137 thousand, or 120.3%, from a net loss of $945 thousand for the same period of 2005. As a result of our continued operating loss we intend to continue to pursue revenue growth opportunities through all available means.

Net loss attributable to common shareholders for the nine-month period ended September 30, 2006 was $2,081 thousand, a decrease of $2,864 thousand, or 57.9%, from $4,945 thousand for the same period of 2005. The decrease for the nine-month period ended September 30, 2006, as compared with the same period of the prior year was due to the deemed dividends on preferred stock, as discussed below.

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

The 2005 private placement, which was consummated on February 2, 2005, raised a total of $4,000 thousand, inclusive of the $665 thousand credit issued to AIGH. As of September 30, 2006, we had consumed approximately $525 thousand and $700 thousand of the cash raised paying for expenses related to the 2005 private placement and the NES acquisition, respectively. We estimate that we will have no further disbursements of cash related to either the 2005 private placement or the NES acquisition.

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

Working Capital

As of September 30, 2006, we had current assets of $3,722 thousand and current liabilities of $1,724 thousand, which netted to working capital of $1,998 thousand. Included in current liabilities was the current portion of deferred revenue of $1,135 thousand.

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

New Accounting Pronouncements

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in the first fiscal year ending after November 15, 2006. We are assessing the impact of SAB 108, but do not expect it to have a material impact on our results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158") which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ended after December 15, 2006. We are assessing the impact of SFAS 158, but do not expect it to have a material impact on our results of operations, cash flows or financial position.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, however, for some entities; application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. WE are assessing the impact of SFAS 157, but do not expect it to have a material impact on our results of operations, cash flows or financial position.

In July 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are assessing the impact of FIN 48, but do not expect it to have a material impact on our results of operations, cash flows or financial position.

ITEM 3. Controls and Procedures

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2006, we granted the following stock options and awards:

   o stock options to purchase an aggregate 370,000 shares of common stock, at exercise prices ranging from $0.17 to $0.22, were granted to two non-executive employees.

   o 600,000 shares of restricted common stock, with a grant date fair value of $0.16 per share, were granted to a non-executive employee. Such shares vest in three equal annual installments commencing on the one year anniversary of the initial grant date, contingent upon the non-executive employee's continued employment with us.

   o two restricted stock units, each representing 200,000 shares of restricted common stock, were granted to a non-executive employee, each with a grant date fair value of $0.16 per share. Each of these two grants contains performance-based vesting conditions. Should the performance-based vesting condition for the first grant be met, it is anticipated that 50% of the first grant's shares would vest on approximately the first anniversary of the non-executive employee's hire date. The remaining 50% of the shares of the first grant would vest one year later. Should the performance-based vesting conditions for the second grant be met, it is anticipated that 50% of its shares would vest on approximately the second anniversary of the non-executive employee's hire date. The remaining 50% of its shares would vest one year later.

The grant of such stock options and awards to the above-listed persons was not registered under the Securities Act of 1933, because the stock options and awards either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act, in reliance on the fact that the stock options and awards were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

ITEM 6. Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     GraphOn Corporation
                                                        (Registrant)

                                                   Date: November 20, 2006
                                                   By: /s/ Robert Dilworth
                                                       -------------------
                                                         Robert Dilworth
                                                  Chief Executive Officer and
                                                    Chairman of the Board
                                                (Principal Executive Officer)

                                                   Date: November 20, 2006
                                                    By: /s/ William Swain
                                                        -----------------
                                                          William Swain
                                                    Chief Financial Officer
                                              (Principal Financial Officer and
                                                Principal Accounting Officer)