Form 10-K/A
period 2005-12-31
GRAPHON CORP/DE
filed 2007-01-17
CIK 1021435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Amendment No. 2 to Form 10-KSB
                                  on Form 10-K

    Annual Report Pursuant to Sections 13 or 15(d) of the Securities Exchange
                                   Act of 1934

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

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

[ ] Large accelerated filer  [ ] Accelerated filer  [X] Non-accelerated filer

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

  The aggregate market value of the common equity held by non-affiliates of the registrant as of March 6, 2006 was approximately $ 7,522,600.

  Number of shares of Common Stock outstanding as of March 6, 2006: 46,167,047 shares of Common Stock.

                               GRAPHON CORPORATION
                                    FORM 10-K
                                Table of Contents


PART I.                                                              Page
                                                                     ----
Item 1.     Business                                                    1
Item 1A.    Risk Factors                                                8
Item 1B.    Unresolved Staff Comments                                  12
Item 2.     Properties                                                 12
Item 3.     Legal Proceedings                                          12
Item 4.     Submission of Matters to a Vote of Security Holders        13

PART II.
Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                        14
Item 6.     Selected Financial Data                                    14
Item 7.     Management's Discussion and Analysis of Financial          15
            Condition and Results of Operations
Item 7A.    Quantitative and Qualitative Disclosures About Market      24
            Risk
Item 8.     Financial Statements and Supplementary Data                25
Item 9      Changes in and Disagreements with Accountants on           49
            Accounting and Financial Disclosure
Item 9A.    Controls and Procedures                                    49
Item 9B.    Other Information                                          49

PART III.
Item 10.    Directors and Executive Officers of the Registrant         50
Item 11.    Executive Compensation                                     51
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and
            Related Stockholder Matters                                53
Item 13.    Certain Relationships and Related Transactions             55
Item 14.    Principal Accountant Fees and Services                     56

PART IV.
Item 15.    Exhibits and Financial Statement Schedules                 57

SIGNATURES


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

                                EXPLANATORY NOTE

We are amending our Annual Report on Form 10-KSB for the year ended December 31, 2005, as filed on April 17, 2006, and amended on June 12, 2006, to change the form of this filing from Form 10-KSB to Form 10-K. We are providing the additional disclosures required for filings submitted on Form 10-K; most significantly; financial statements for the year ended December 31, 2003 within
Part II, Item 8 - Financial Statements and Supplementary Data; a comparison of operating results for an additional year within Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, (year ended December 31, 2004 as compared with year ended December 31, 2003); and a five-year summary of selected financial data, within Part II, Item 6 - Selected Financial Data.

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

On January 31, 2005, we acquired Network Engineering Software, Inc. ("NES"), which was engaged in the development and patenting of proprietary technologies relating to the submission, storage, retrieval and security of information remotely accessed by computers, typically through computer networks or the Internet. In a contemporaneous private placement, we raised a total of $4,000,000 (the "2005 private placement") inclusive of a $665,000 credit, as described elsewhere in this Form 10-K.

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

With increasing demands to control corporate computing costs, industry leaders are developing technology to address total cost of ownership issues. One approach, led by Sun Microsystems and IBM, utilizes Java-based network computers, which operate by downloading small Java programs to the desktop, which in turn are used for accessing server-based applications. Another approach is Microsoft's Windows Terminal Services (TM), introduced in June 1998. It permits server-based Windows applications to be accessed from Windows-based network computers. Both initiatives are examples of server-based computing. They simplify the desktop by moving the responsibility of running applications to a central server, with the promise of lowering total cost of ownership.

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

Our technology consists of three key components:

  o A server component, which runs alongside the server-based application, is responsible for intercepting user-specific information for display at the desktop.

  o A desktop component, which is responsible only for sending keystrokes and mouse motion to the server, displays the appearance of the application to the desktop user. This keeps the desktop simple, or thin, as well as independent of application requirements for resources, processing power and operating systems.

  o Our protocol, which enables efficient communication over both fast networks and slow dial-up connections, allows applications to be accessed from remote locations with network-like performance and responsiveness.

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

Our primary product offerings are:

  o GO-Global for Windows allows access to Windows applications from remote locations and a variety of connections, including the Internet and dial-up connections. GO-Global for Windows allows Windows applications to be run via a browser from Windows or non-Windows devices, over many types of data connections, regardless of the bandwidth or operating system. With GO-Global for Windows, web enabling is achieved without modifying the underlying Windows applications' code or requiring costly add-ons.

  o GO-Global for Unix web-enables Unix and Linux applications, thus allowing them to be run via a browser from many different display devices, over various types of data connections, regardless of the bandwidth or operating systems being used. GO-Global for Unix web-enables individual Unix and Linux applications, or entire desktops. When using GO-Global for Unix, Unix and Linux web enabling is achieved without modifying the underlying applications' code or requiring costly add-ons.

Target Markets

The target market for our products comprises organizations that need to access Windows, Unix and/or Linux applications from a wide variety of devices, from remote locations, including over the Internet, dial-up lines, and wireless connections. This includes organizations, such as small to medium-sized companies, governmental and educational institutions, ISVs, VARs and ASPs. Our software is designed to allow these enterprises to tailor the configuration of the end user device for a particular purpose, rather than following a "one PC fits all," high total cost of ownership model. We believe our opportunities are as follows:

  o ISVs. By web-enabling their applications through use of our products, we believe that our ISV customers can accelerate their time to market without the risks and delays associated with rewriting applications or using other third party solutions, thereby opening up additional revenue opportunities and securing greater satisfaction and loyalty from their customers.

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

  o Enterprises Employing a Mix of Unix, Linux, Macintosh and Windows. Small to medium-sized companies that utilize a mixed computing environment require cross-platform connectivity solutions, like GO-Global, that will allow users to access applications from different client devices. It has been estimated that PCs represent over 90% of enterprise desktops.
      We believe that our products are well positioned to exploit this opportunity and that our server-based software products will significantly reduce the cost and complexity of connecting PCs to various applications.

  o Enterprises With Remote Computer Users and/or Extended Markets. Remote computer users and enterprises with extended markets comprise two of the faster growing market segments in the computing industry. Extended enterprises allow access to their computing resources to customers, suppliers, distributors and other partners, thereby gaining flexibility in manufacturing and increasing speed-to-market and customer satisfaction. For example, extended enterprises may maintain decreased inventory via just-in-time, vendor-managed inventory and related techniques, or they may license their proprietary software application on a "pay-per-time" model, based on actual time usage by the customer. The early adoption of extended enterprise solutions may be driven in part by enterprises' needs to exchange information over a wide variety of computing platforms. We believe that our server-based software products, along with our low-impact protocol, which has been designed to enable highly efficient low-bandwidth connections, are well positioned to provide enabling solutions for extended enterprise computing.

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

Strategic Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets. We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us. Our strategic relationships include the following:

  o In February 2002 we signed a three-year, non-exclusive agreement with Agilent Technologies, an international provider of technologies, solutions and services to the communications, electronics, life sciences and chemical analysis industries. Pursuant to this agreement, we licensed our Unix-based web-enabling products to Agilent for inclusion in their Agilent OSS Web Center, an operations support system that provides access to mission-critical applications remotely via a secure Internet browser. This agreement automatically renews for additional one (1) year periods unless written notice is given by either Agilent or us, to the other, as to the intention not to renew this agreement at least sixty (60) days prior to the end of the initial term or any subsequent period. Accordingly, this agreement was renewed during February 2006 for an additional one-year term.

  o We are a party to a distribution agreement with KitASP, a Japanese application service provider founded by companies within Japan's electronics and infrastructure industries, including NTT DATA, Mitsubishi Electric, Omron, RICS, Toyo Engineering and Hitachi, pursuant to which we have afforded KitASP, should it achieve certain performance criteria, an exclusive right, within Japan, to distribute our web-enabling technology, bundled with their ASP services, and to resell our software. This agreement runs until June 2006. We anticipate continuing our relationship with KitASP throughout 2006.

  o We are a party to a non-exclusive licensing agreement with FrontRange, an international software and services company, which affords FrontRange the right to include our GO-Global for Windows software with its HEAT help desk software system. FrontRange has completely integrated GO-Global for Windows into HEAT as iHEAT. We have also licensed our GO-Global for Windows software to FrontRange for integration with its Goldmine client relationship management software package. FrontRange has completely integrated GO-Global for Windows into Goldmine as iGoldmine. This agreement, which expires in March 2007 automatically renews for additional one (1) year terms, unless FrontRange gives us written notice of non-renewal within 45 days prior to the expiration of the then current term. We may terminate this agreement immediately by written notice upon the occurrence of certain predetermined events.

  o We are a party to a non-exclusive licensing agreement with Compuware, an international software and services company, which affords Compuware the right to include our GO-Global for Windows software with its UNIFACE software, a development and deployment environment for enterprise customer-facing applications. Compuware has completely integrated GO-Global for Windows into its UNIFACE deployment architecture as UNIFACE JTi, thereby enabling purchasers to access enterprise-level UNIFACE applications via the Internet. During December 2005, at Compuware's request, we amended this agreement to include Compuware's authorized resellers. This agreement, as amended, is scheduled to expire in September 2006. It automatically renews for additional successive one (1) year periods unless canceled by either party at least thirty (30) days prior to the expiration of the initial term or any subsequent renewal period.

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

Upon our acquisition of NES on January 31, 2005, we acquired the rights to 11 patents, which are primarily method patents that describe software and network architectures to accomplish certain tasks. Generally, our patents describe:

  o methods to collect, store and display information developed and accessed by users and stored on host computer servers;
  o   methods to provide multiple virtual websites on one computer;
  o methods to protect computers and computer networks from unauthorized access; and
  o   methods to provide on-line information and directory service.

The patents, summarized below, have applicability to computer networks, virtual private networks and the Internet.

     Patent
     Number     Date of Grant            Scope of Coverage
     ------     -------------  ------------------------------------------------
    5,778,367   July 7, 1998   Automated, network-accessible, user-populated
                               database, particularly for the World Wide Web

    6,324,538   November 27,   Automated, network-accessible, user-populated
                    2001       database, particularly for the World Wide Web

    6,850,940    February 1,   Automated, network-accessible, user-populated
       (1)          2005       database, particularly for the World Wide Web
                    (1

    5,870,550    February 9,   Network-accessible server that hosts multiple
                    1999       websites

    6,647,422   November 11,   Network-accessible server that hosts multiple
                    2003       websites

    5,826,014    October 20,   Internet firewall application in which a "proxy
                    1998       agent" screens incoming request from network
                               users and verifies the authority of the incoming request before permitting access to a network element

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

    6,804,783    October 12,   Firewall computers that act as intermediaries
                    2004       between pairs of other computers including
                               control of access to a virtual private network

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

We intend to maximize the revenue potential of our intellectual property portfolio, primarily consisting of the patents we acquired from NES, by initiating litigation, when appropriate, against those companies who we believe are infringing such patents. We also intend to expand our research and development workforce in order to enhance our current product offerings and to review our intellectual property portfolio to help determine the extent to which the technology covered by our patents has application to our current GO-Global product line. As more fully discussed elsewhere in this Form 10-K, in November 2005, we initiated an infringement action with respect to two of our patents.

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

ITEM 1A.  RISK FACTORS

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

The market for our products and services are characterized by:

  o   frequent new product and service introductions and enhancements;
  o   rapid technological change;
  o   evolving industry standards;
  o   fluctuations in customer demand; and
  o   changes in customer requirements.

Our future success depends on our ability to continually enhance our current products and develop and introduce new products that our customers choose to buy. If we are unable to satisfy our customers' demands and remain competitive with other products that could satisfy their needs by introducing new products and enhancements, our business, results of operations and financial condition could be materially adversely impacted. Our future success could be hindered by:

  o delays in our introduction of new products and/or enhancements of existing products;
  o delays in market acceptance of new products and/or enhancements of existing products;
  o our, or a competitor's, announcement of new products and/or product enhancements or technologies that could replace or shorten the life cycle of our existing products.

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

We anticipate that sales of products within our GO-Global product line, and related enhancements, will continue to constitute a substantial majority of our revenue for the foreseeable future. Our ability to continue to generate revenue from our GO-Global product line will depend on continued market acceptance of GO-Global. Declines in demand for our GO-Global product line could occur as a result of:

  o    lack of success with our strategic partners;
  o new competitive product releases and updates to existing competitive products;
  o    decreasing or stagnant information technology spending levels;
  o    price competition;
  o    technological changes, or;
  o    general economic conditions in the market in which we operate.

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

Our operating results are likely to fluctuate significantly in the future on a quarterly and on an annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

  o   Our ability to maximize the revenue opportunities of our patents;
  o The degree of success of products or product enhancements that we may introduce;
  o   Variations in the size of orders by our customers;
  o   Increased competition;
  o The proportion of overall revenues derived from different sales channels such as distributors, original equipment manufacturers (OEMs) and others;
  o   Changes in our pricing policies or those of our competitors;
  o   The financial stability of major customers;
  o   New product introductions or enhancements by us or by competitors;
  o Delays in the introduction of products or product enhancements by us or by competitors;
  o   The degree of success of new products;
  o   Any changes in operating expenses; and
  o General economic conditions and economic conditions specific to the software industry.

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

As regards our intention to maximize the revenue opportunities the portfolio of patents that we acquired from NES:

  o Although we believe the NES patents to be strong, there can be no assurance that they will not be found invalid either in whole or in part if challenged.
  o Invalidation of their broadest claims could result in very narrow claims that do not have the potential to produce meaningful license revenues.
  o Many of the companies that we intend to seek licenses from are very large with significant financial resources. We currently lack the ability to defend our patents against claims of invalidity if such litigation is heavily contested over an extended period of months or even years.
  o We have engaged attorneys that work on our behalf on a contingent fee basis and intend to pursue litigation until a resolution is achieved that is favorable to us. Such attorneys may seek to limit their exposure either by advocating licensing settlements that are not favorable to us or may abandon their efforts on our behalf.
  o Because NES obtained no foreign patents or filed any foreign patent applications, infringing companies may seek to avoid our demand for licenses by moving the infringing activities offshore where U.S. patents cannot be enforced.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting of Stockholders was held on December 22, 2005. At the meeting, one director was reelected to serve for a three-year term. The vote was as follows:

                             For          Withheld
                         ----------      ----------
        Gordon Watson    31,530,396        370,929

The following individuals continue in their capacity as directors: Robert Dilworth, August Klein and Michael Volker. Their current terms expire during 2007, 2007 and 2006, respectively.

The shareholders approved adoption of the 2005 Equity Incentive Plan. The vote was as follows:

                                                Broker
            For       Against    Abstain       Non-votes
         ----------   -------    -------     ------------
         20,692,571   656,532    224,580      10,327,642

The shareholders also ratified the reappointment of Macias Gini &O'Connelll LLP as our independent auditors for fiscal 2005. The vote was as follows:

             For      Against     Abstain
         ----------  ---------   --------
         31,560,364    76,272     264,689

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

                          Fiscal 2005   Fiscal 2004
                         ------------   -----------
              Quarter     High   Low    High   Low
                         -----  -----  -----  -----
              1st        $0.65  $0.39  $1.03  $0.20
              2nd        $0.45  $0.26  $0.93  $0.41
              3rd        $0.48  $0.29  $0.51  $0.25
              4th        $0.38  $0.18  $0.56  $0.25

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

Information regarding our equity compensation plans, including stockholder approved plans and plans not approved by stockholders, is set forth in Item 11 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical financial statements and notes thereto included elsewhere herein. Macias Gini & O'Connell LLP, independent registered public accounting firm, has audited our financial statements as of December 31, 2005 and 2004, and for the years then ended, from which our respective historical data for those years has been derived. BDO Seidman LLP, independent registered public accounting firm, has audited our financial statements as of December 31, 2003, 2002 and 2001, and for the years then ended, from which our respective historical financial data for those years has been derived.

Statement of Operations Data:

                                                                    Year Ended December 31,
                                               ----------------------------------------------------------
  ($000, except per share data)                   2005        2004        2003        2002        2001
                                               ----------  ----------  ----------  ----------  ----------
  Revenue                                       $   5,180   $   3,530   $   4,170   $   3,535   $   5,911
  Costs of revenue                                    504         904       1,371       1,680       2,613
                                               ----------  ----------  ----------  ----------  ----------
  Gross profit                                      4,676       2,626       2,799       1,855       3,298
                                               ----------  ----------  ----------  ----------  ----------
  Operating expenses
    Selling and marketing                           1,523       1,384       1,680       2,235       5,989
     General and administrative                     3,042       1,183       1,419       2,801       4,561
     Research and development                       1,277       1,501       1,515       2,831       4,134
     Asset impairment loss                              -           -           -         914       4,501
     Restructuring charge                               -           -          80       1,943           -
                                               ----------  ----------  ----------  ----------  ----------
  Total operating expenses                          5,842       4,068       4,694      10,724      19,185
                                               ----------  ----------  ----------  ----------  ----------
  Loss from operations                             (1,166)     (1,442)     (1,895)     (8,869)    (15,887)
  Other income (expense)                               37          15           8          77         410
                                               ----------  ----------  ----------  ----------  ----------
  Loss before provision for income taxes           (1,129)     (1,427)     (1,887)     (8,792)    (15,477)
  Provision for income taxes                           18           -           -           -           1
                                               ----------  ----------  ----------  ----------  ----------
  Net loss                                         (1,147)     (1,427)     (1,887)     (8,792)    (15,478)
  Other comprehensive income (expense)                  -           1           1          (4)          -



  Deemed dividends on preferred stock              (4,000)          -           -           -           -
                                               ----------  ----------  ----------  ----------  ----------
  Loss attributable to common  shareholders     $  (5,147)  $  (1,426)  $  (1,886)  $  (8,796)  $ (15,478)
                                               ==========  ==========  ==========  ==========  ==========
  Basic and diluted loss per common share       $   (0.12)   $  (0.07)  $   (0.11)  $   (0.50)  $   (0.97)
                                               ==========  ==========  ==========  ==========  ==========
  Weighted average common shares outstanding       41,834      21,308      16,607      17,465      16,008
                                               ==========  ==========  ==========  ==========  ==========

  Balance Sheet Data:                                                 As of December 31,
                                               ----------------------------------------------------------
  ($000)                                          2005        2004        2003        2002        2001
                                               ----------  ----------  ----------  ----------  ----------
  Working capital                               $   2,494   $    (213)  $     284   $     668   $   6,173
  Total assets                                      9,037       2,224       2,562       4,550      12,986
  Total liabilities                                 2,619       1,858       1,715       1,820       1,660
  Shareholders' equity                              6,418         366         847       2,730      11,326



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and related notes provided elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Summary of Significant Accounting Policies appears in Part II, Item 7 - Financial Statements, of this Form 10-K, which describes the significant accounting polices and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, the impairment of intangible assets, contingencies and other special charges and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition
We market and license products through various means, such as; channel distributors, independent software vendors ("ISVs"), value-added resellers ("VARs"), application service providers ("ASPs") (collectively "resellers") and direct sales to enterprise end users. Our product licenses are generally perpetual. We also separately sell maintenance contracts, which are comprised of license updates and customer service access, private-label branding kits, software developer kits ("SDKs") and product training services.

Generally, software license revenues are recognized when:

  o Persuasive evidence of an arrangement exists, (i.e when we sign a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer's purchase order) and
  o Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance, (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed program(s))and
  o The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer's purchase order, and
  o Collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Revenue recognized on software arrangements involving multiple elements is allocated to each element of the arrangement based on vendor-specific objective evidence ("VSOE") of the fair values of the elements; such elements include licenses for software products, maintenance, or customer training. We limits our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately.

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

Certain resellers prepay for licenses they intend to resell bundled together with maintenance that provides the reseller with license updates and customer service. Upon receipt of the prepayment, if all other revenue recognition criteria outlined above have been met, product licensing revenue is recognized when the reseller is given access to the licensed program(s). The resellers are generally required to provide periodic (monthly or quarterly) sell-through reports that detail, for the respective period, various items, such as the number of licenses purchased, the number sold to other parties and the ending balance of licenses held as inventory available for future sale. The recognition of maintenance revenue for these resellers is based on estimated reseller inventory turnover levels reconciled to actual upon receipt of the sell-through report.

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

                                          Year Ended December 31,           Change in
                                        --------------------------  ------------------------
                                            2005          2004         Dollars    Percentage
                                        ------------  ------------  ------------  ----------
  Revenue                               $  5,180,200  $  3,529,800  $  1,650,400      46.8%
  Cost of revenue                            503,700       903,800      (400,100)    (44.3)
                                        ------------  ------------  ------------
  Gross profit                             4,676,500     2,626,000     2,050,500      78.1
                                        ------------  ------------  ------------
  Operating expenses:
  Selling and marketing                    1,523,000     1,383,700       139,300      10.1
  General and administrative               3,042,100     1,183,600     1,858,500     157.0
  Research and development                 1,277,600     1,500,900      (223,300)    (14.9)
                                        ------------  ------------  ------------
  Total operating expenses                 5,842,700     4,068,200     1,774,500      43.6
                                        ------------  ------------  ------------
  Loss from operations                    (1,166,200)   (1,442,200)      276,000      19.1
                                        ------------  ------------  ------------
  Other income (expense):
  Interest and other income                   41,700        14,700        27,000     183.7
  Interest and other expense                  (4,500)            -        (4,500)       na
                                        ------------  ------------  ------------
  Total other income (expense)                37,200        14,700        22,500     153.1
                                        ------------  ------------   -----------
  Loss before provision for income tax    (1,129,000)   (1,427,500)      298,500      20.9
  Provision for income tax                    18,200             -        18,200        na
                                        ------------  ------------  ------------
  Net loss                                (1,147,200)   (1,427,500)      280,300      19.6
  Other comprehensive loss                         -        (1,000)        1,000     100.0
                                        ------------  ------------  ------------
  Comprehensive loss                      (1,147,200)   (1,426,500)      279,300      19.6
  Deemed dividends on preferred stock     (4,000,000)            -    (4,000,000)       na
                                        ------------  ------------  ------------
  Net loss attributable to common
  shareholders                          $ (5,147,200) $ (1,426,500) $ (3,720,700)   (260.8)%
                                        ============  ============  ============


Set forth below is statement of operations data for the years ended December 31, 2004 and 2003 along with the dollar and percentage changes from 2003 to 2004 in the respective line items.

                                 Year Ended December 31,            Change in
                               --------------------------  ------------------------
                                   2004          2003         Dollars    Percentage
                               ------------  ------------  ------------  ----------
  Revenue                      $  3,529,800  $  4,170,300  $   (640,500)    (15.4)%
  Cost of revenue                   903,800     1,371,600      (467,800)    (34.1)
                               ------------  ------------  ------------
  Gross profit                    2,626,000     2,798,700      (172,700)     (6.2)
                               ------------  ------------  ------------
  Operating expenses:
  Selling and marketing           1,383,700     1,679,800      (296,100)    (17.6)
  General and administrative      1,183,600     1,419,100      (235,500)    (16.6)
  Research and development        1,500,900     1,515,000       (14,100)     (0.9)
  Restructuring charges                   -        80,100       (80,100)   (100.0)
                               ------------  ------------  ------------
  Total operating expenses        4,068,200     4,694,000      (625,800)    (13.3)
                               ------------  ------------  ------------
  Loss from operations           (1,442,200)   (1,895,300)     (453,100)     23.9
  Interest and other income          14,700         8,700         6,000      69.0
                               ------------  ------------  ------------
  Net loss                       (1,427,500)   (1,886,600)     (459,100)     24.3
  Other comprehensive income          1,000         1,000             -         -
                               ------------  ------------  ------------
  Comprehensive loss           $ (1,426,500) $ (1,885,600) $   (459,100)     24.3
                               ============  ============  ============


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

                            Year Ended December 31,       Increase/(Decrease)
                          --------------------------  ------------------------
  Product licensing fees      2005          2004         Dollars    Percentage
  ----------------------  ------------  ------------  ------------  ----------
  Windows                 $  2,271,000  $  1,361,600  $    909,400       66.8%
  Unix/Linux                 1,501,400     1,033,600       467,800       45.3
                          ------------  ------------  ------------
  Total                   $  3,772,400  $  2,395,200  $  1,377,200       57.5
                          ============  ============  ============

The table that follows summarizes product licensing fees for the years ended December 31, 2004 and 2003 and calculates the change in dollars and percentage from 2003 to 2004 in the respective line item.

                            Year Ended December 31,      Increase/(Decrease)
                          --------------------------  ------------------------
  Product licensing fees      2004          2003         Dollars    Percentage
  ----------------------  ------------  ------------  ------------  ----------
  Windows                 $  1,361,600  $  1,649,000  $   (287,400)    (17.4)%
  Unix/Linux                 1,033,600     1,523,100      (489,500)    (32.1)
                          ------------  ------------  ------------
  Total                   $  2,395,200  $  3,172,100  $   (777,000)    (24.5)
                          ============  ============  ============

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

Cost of revenue was approximately 9.7%, 25.6% and 32.9% of total revenues for the years 2005, 2004 and 2003, respectively. The decrease in product costs in 2005 from 2004 was primarily due to all remaining elements of our acquired technology becoming fully amortized during 2004. The decrease in service costs was due to changes in the mix of engineers who were providing such services and the amount of time they spent providing such services. We review our engineering activities on an on-going basis to ensure that our resources are deployed most efficiently to allow us to strike an appropriate balance between servicing customers' needs and product development. The decrease in cost of revenue in 2004 from 2003 was due primarily to certain elements of our acquired technology becoming fully amortized during 2003, additional elements becoming fully amortized during 2004 and the write-downs of the estimated remaining carrying values of our intangible assets that were recorded during the third quarter of 2002.

We anticipate that our 2006 cost of revenue will approximate our 2005 cost of revenue.

Sales and Marketing Expenses. Sales and marketing expenses primarily consist of salaries and related benefits, sales commissions, outside consultants, travel expenses, trade show related activities and promotional costs.

Sales and marketing expenses were approximately 29.4 %, 39.2 % and 40.3% of total revenues for the years 2005, 2004 and 2003, respectively. The increase in sales and marketing expenses in 2005 from 2004 was primarily caused by increased commissions ($283,300) and bonuses ($85,100), which were partially offset by decreased wages and benefits ($116,800), and outside consultants ($61,600). The reasons for these changes were as follows:

  o The increase in commissions was the result of higher sales in 2005, as compared with 2004, and the attainment of various sales quotas during 2005.
  o The increase in bonuses was due to the attainment of certain performance-based goals and objectives during 2005.
  o The decrease in wages and benefits was the result of having two less sales representatives during 2005, as compared with 2004.
  o The decrease in outside marketing consultants was a result of reducing the budget for such 2005 expenditures and prioritizing 2005 activities to live within the budgetary constraints.

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

We expect that cumulative sales and marketing expenses in 2006 will exceed 2005 levels, which will be inclusive of the impact of hiring an additional sales representative during 2006.

General and Administrative Expenses. General and administrative expenses primarily consist of salaries and related benefits, legal and professional services, depreciation of fixed assets, amortization of patents, insurance, costs associated with being a publicly held company and bad debts expense.

General and administrative expenses were approximately 58.7%, 33.5% and 34.0% of 2005, 2004 and 2003 total revenues, respectively. General and administrative expense increased in 2005 from 2004 primarily as a result of our acquisition of NES and their patent portfolio and a resulting increase to our administrative staff. Significant increases included wages and benefits ($494,700), depreciation and amortization, primarily of the patent portfolio, ($816,400), legal fees ($258,100) and bonuses ($97,800). The reasons for these increases were as follows:

  o Wages and benefits were up as a result of hiring five new employees during 2005, including two associated with our newly-acquired patents and three administrative people, one of whom replaced an outside consultant whose contract was not renewed during 2005.
  o Depreciation and amortization increased as a direct result of the amortization of the newly-acquired patents.
  o Legal fees increased primarily as a result of costs associated with the newly-acquired patents and certain costs associated with the private placement of our capital stock, which occurred during the first three months of 2005.
  o Bonuses increased primarily as the result of the attainment of certain performance-based goals and objectives during 2005.

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

The ending balance of our allowance for doubtful accounts as of December 31, 2005, 2004 and 2003 was $46,800. Bad debts expense was approximately $2,300, $0 and $16,300, for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to the general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during either 2005 or 2004. Product development costs approximating $282,200 were capitalized during 2003.

Research and development expense was approximately 24.7%, 42.5% and 36.3% of total revenues for the years 2005, 2004 and 2003, respectively. The decrease in research and development expense in 2005 from 2004 was primarily caused by decreased wages and benefits ($197,000) and decreased depreciation of fixed assets ($45,900). The reasons for these changes were as follows:

  o   We had three fewer engineers during 2005 as compared with 2004.
  o Depreciation expense decreased due to the timing of various assets reaching the end of their estimated useful lives, as well as minimal capital expenditures over the course of the last few years.

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

Restructuring charges. During 2003 we negotiated settlements of the leases for our former offices in Bellevue, Washington and Morgan Hill, California, which completed the restructuring activities that had been approved under Emerging Issues Task Force (EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," during 2002 and had begun in 2002. Additionally, we relocated our Morgan Hill, California offices from 400 Cochrane Circle to 105 Cochrane Circle and further disposed of certain assets that were no longer in service. A summary of the restructuring charge recorded during 2003 is as follows:

                                   Additional                          Ending Balance
                                 Restructuring     Cash      Non-cash   Restructuring
                                    Charge       Payments     Charges      Accrual
  -----------------------------  -------------  ----------  ----------  -------------
  Year ended December 31, 2003:
    Opening accrual balance      $           -  $        -  $        -  $     282,200
    Fixed assets abandonment            42,200           -     (42,200)             -
    Lease settlement - rent             36,800    (269,000)          -       (232,200)
    Deposits forfeited                  16,000           -     (56,000)       (40,000)
    Commissions                         12,000     (22,000)          -        (10,000)
    Other (1)                          (26,900)          -      26,900              -
                                 -------------  ----------  ----------  -------------
     Totals                      $      80,100  $ (291,000) $  (71,300) $           -
                                 =============  ==========  ==========  =============


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

Interest and Other Income. During 2005, 2004 and 2003, the primary component of interest and other income was interest income derived on excess cash. Our excess cash was held in relatively low-risk, highly liquid investments, such as U.S. Government obligations, bank and/or corporate obligations rated "A" or higher by independent rating agencies, such as Standard and Poors, or interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

Interest and other income was approximately 0.8%, 0.4% and 0.3% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The increases in interest income in 2005 from 2004 and in 2004 from 2003 was primarily due to higher average balances of cash and cash equivalents during each year, as compared with each prior year, which resulted from the proceeds of the private placements of our stock which occurred during the first quarter of 2005 and 2004. During 2005, another factor leading to the increase in interest and other income was interest income derived from our note receivable - shareholder, as explained elsewhere in this Form 10-K.

Provision for Income Taxes. For the year ended December 31, 2005 we have recorded a current tax provision of approximately $18,200. No provision for taxes was recorded during either the year ended December 31, 2004 or 2003. At December 31, 2005, we had approximately $42 million of federal net operating loss carryforwards and approximately $14 million of California state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2013 for federal tax purposes and 2006 for state tax purposes, respectively.

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

Cash and cash equivalents
As of December 31, 2005, cash and cash equivalents were approximately $3,528,100 as compared with $675,300 as of December 31, 2004. The main reason for our increased cash position was the influx of cash from the 2005 private placement. We anticipate that our cash and cash equivalents as of December 31, 2005, together with revenue from 2006 operations will be sufficient to fund our anticipated expenses during the next twelve months. However, due to the inherent uncertainties associated with predicting future operations, there can be no assurances that these resources will be sufficient to fund our anticipated expenses during the next twelve months.

Accounts receivable, net
At December 31, 2005 and 2004, we had approximately $763,300 and $518,900, respectively, in accounts receivable, net of allowances totaling $46,800 at each date. The increase in our net accounts receivable balance was primarily due to an approximate $320,000 order received from one sporadic customer late in 2005 that was not paid until early 2006. This customer had no outstanding balance with us at year end 2004. Partially offsetting this amount was an approximate $60,000 decrease in the 2005 year end receivable balance of one of our significant recurring customers, as compared with their year end 2004 receivable balance. During 2005 we wrote off receivables aggregating approximately $2,300. From time to time, we could maintain individually significant accounts receivable balances from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially adversely affected.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               Index to Consolidated Financial Statement
                                                                            Page
Report of Independent Registered Public Accounting Firm                       26
(Macias Gini & O'Connell LLP)
Report of Independent Registered Public Accounting Firm (BDO                  27
Seidman, LLP)
Consolidated Balance Sheet as of December 31, 2005 and 2004                   28
Consolidated Statements of Operations and Comprehensive Loss                  29
for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders' Equity for the Years                 30
Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended                     32
December 31, 2005, 2004 and 2003
Summary of Significant Accounting Policies                                    33
Notes to Consolidated Financial Statements                                    36

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheet of GraphOn Corporation and subsidiary (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2005. We have also audited the accompanying financial statement schedule. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GraphOn Corporation and subsidiary as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ Macias Gini & O'Connell LLP
Macias Gini & O'Connell LLP
Sacramento, California
April 17, 2006 (August 8, 2006 as to the second paragraph of Note 14)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows of GraphOn Corporation and Subsidiary (the Company) for the year ended December 31, 2003. We have also audited the financial statement schedule listed in the Index at Item 15(a) as of and for the year ended December 31, 2003. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GraphOn Corporation and Subsidiary for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule as of and for the year ended December 31, 2003, presents fairly in all material respects the information set forth therein.

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




/s/ BDO Seidman, LLP
BDO Seidman, LLP
San Jose, California
February 23, 2004

                                GraphOn Corporation
                             Consolidated Balance Sheets
                          As of December 31, 2005 and 2004

  Assets
  Current Assets                                         2005            2004
  --------------                                     ------------    ------------
  Cash and cash equivalents                          $  3,528,100    $    675,300
  Accounts receivable, net of allowance
  for doubtful accounts of $46,800 and $46,800            763,300         518,900
  Prepaid expenses and other current assets                43,700          24,100
                                                     ------------    ------------
  Total Current Assets                                  4,335,100       1,218,300
                                                     ------------    ------------
  Property and equipment, net                              94,800          75,400
  Capitalized software, net                                80,100         273,700
  Patents, net                                          4,519,400             -
  Note receivable - related party                             -           350,000
  Deferred acquisition costs                                  -           269,700
  Other assets                                              7,300          37,300
                                                     ------------    ------------
  Total Assets                                       $  9,036,700    $  2,224,400
                                                     ============    ============
  Liabilities and Shareholders' Equity
  ------------------------------------
  Current Liabilities
  Accounts payable                                   $    145,800    $    250,200
  Accrued expenses                                        196,300         231,400
  Accrued wages                                           484,700         260,100
  Deferred revenue                                      1,014,600         689,800
                                                     ------------    ------------
  Total Current Liabilities                             1,841,400       1,431,500
                                                     ------------    ------------
  Deferred revenue                                        777,400         426,600
                                                     ------------    ------------
  Total Liabilities                                     2,618,800       1,858,100
                                                     ------------    ------------
  Commitments and contingencies (Note 11)                     -               -

  Shareholders' Equity
  Preferred stock, $0.01 par value,
  5,000,000 shares authorized, no shares
  issued and outstanding                                      -               -
  Common stock, $0.0001 par value,
  195,000,000 shares authorized, 46,167,047
  and 21,716,765 shares issued and outstanding              4,600           2,200
  Additional paid-in capital                           58,342,700      46,930,700
  Deferred compensation                                    (6,200)            -
  Note receivable - shareholder                          (260,100)            -
  Notes receivable - directors                                -           (50,300)
  Accumulated other comprehensive loss                        -              (400)
  Accumulated deficit                                 (51,663,100)    (46,515,900)
                                                     ------------    ------------
  Total Shareholders' Equity                            6,417,900         366,300
                                                     ------------    ------------
  Total Liabilities and Shareholders' Equity         $  9,036,700    $  2,224,400
                                                     ============    ============



    See accompanying summary of significant accounting policies and notes to consolidated financial statements

                                     GraphOn Corporation
                Consolidated Statements of Operations and Comprehensive Loss
                               For the Year Ended December 31,

Revenue                                          2005            2004            2003
-------                                      ------------    ------------    ------------
Product licenses                             $  3,772,400    $  2,395,200    $  3,172,100
Service fees                                    1,358,600       1,015,000         830,900
Other                                              49,200         119,600         167,300
                                             ------------    ------------    ------------
Total Revenue                                   5,180,200       3,529,800       4,170,300
                                             ------------    ------------    ------------
Cost of Revenue
Product costs                                     207,900         572,100       1,017,300
Service costs                                     295,800         331,700         354,300
                                             ------------    ------------    ------------
Total Cost of Revenue                             503,700         903,800       1,371,600
                                             ------------    ------------    ------------
Gross Margin                                    4,676,500       2,626,000       2,798,700
                                             ------------    ------------    ------------
Operating Expenses
Selling and marketing                           1,523,000       1,383,700       1,679,800
General and administrative                      3,042,100       1,183,600       1,419,100
Research and development                        1,277,600       1,500,900       1,515,000
Restructuring charges                                 -               -            80,100
                                             ------------    ------------    ------------
Total Operating Expenses                        5,842,700       4,068,200       4,694,000
                                             ------------    ------------    ------------
Loss From Operations                           (1,166,200)     (1,442,200)     (1,895,300)
                                             ------------    ------------    ------------
Other Income (Expense)
Interest and other income                          41,700          14,700          13,000
Interest and other expense                         (4,500)            -            (4,300)
                                             ------------    ------------    ------------
Total Other Income, net                            37,200          14,700           8,700
                                             ------------    ------------    ------------
Loss Before Provision for Income Tax           (1,129,000)     (1,427,500)     (1,886,600)
Provision for income tax                           18,200             -               -
                                             ------------    ------------    ------------
Net Loss                                       (1,147,200)     (1,427,500)     (1,886,600)
Other Comprehensive Income
Foreign currency translation adjustment               -             1,000           1,000
                                             ------------    ------------    ------------
Comprehensive Loss                             (1,147,200)     (1,426,500)     (1,885,600)
Deemed dividends on preferred stock            (4,000,000)            -               -
                                             ------------    ------------    ------------
Loss Attributable to Common Shareholders     $ (5,147,200)   $ (1,426,500)   $ (1,885,600)
                                             ============    ============    ============
Basic and Diluted Loss per Common Share      $      (0.12)   $      (0.07)   $      (0.11)
                                             ============    ============    ============
Weighted Average Common Shares Outstanding     41,833,535      21,307,966      16,607,328
                                             ============    ============    ============

    See accompanying summary of significant accounting policies and notes to consolidated financial statements

                                                           GraphOn Corporation
                                             Consolidated Statements of Shareholders' Equity
                                                     For the Year Ended December 31,

                                                                       2005            2004            2003
       Preferred stock - shares outstanding                        ------------    ------------    ------------
       Beginning Balance                                                      -               -               -
       Private placement of preferred stock and warrants                148,148               -               -
       Conversion of preferred stock to common                         (148,148)              -               -
                                                                   ------------    ------------    ------------
       Ending balance                                                         -               -               -
                                                                   ============    ============    ============
       Common stock - shares outstanding
       Beginning Balance                                             21,716,765      16,618,459      16,580,719
       Conversion of preferred stock to common                       14,814,800               -               -
       Issuance of stock for NES acquisition                          9,599,993               -               -
       Private placement of common stock                                      -       5,000,000
       Employee stock purchase issuances                                 35,489          37,638          37,740
       Exercise of warrants                                                   -          30,000               -
       Other                                                                  -          30,668               -
                                                                   ------------    ------------    ------------
       Ending balance                                                46,167,047      21,716,765      16,618,459
                                                                   ============    ============    ============
       Common stock, amount
       Beginning Balance                                           $      2,200    $      1,700    $      1,700
       Conversion of preferred stock to common                            1,500               -               -
       Issuance of stock for NES acquisition                                900               -               -
       Private placement - common stock                                       -             500               -
                                                                   ------------    ------------    ------------
       Ending balance                                              $      4,600    $      2,200    $      1,700
                                                                   ------------    ------------    ------------
       Additional paid-in capital
       Beginning Balance                                           $ 46,930,700    $ 45,985,300    $ 45,982,500
       Private placement proceeds preferred stock and warrants        4,000,000               -               -
       Costs of private placement - preferred stock and warrants       (525,300)              -               -
       Private placement costs common stock                                   -       1,149,500               -
       Costs of private placement - common stock                              -        (218,600)              -
       Deemed dividend - preferred shareholders                       3,136,000               -               -
       Accreted dividend - preferred shareholders                       864,000               -               -
       Agency fees - Agent's warrants                                  (251,400)              -               -
       Non-cash contribution - Agent's warrants                         251,400               -               -
       Conversion of preferred stock to common                           (1,500)              -               -
       Issuance of stock for NES acquisition                          3,915,900               -               -
       Stock-based compensation expense                                   8,900               -               -
       Employee stock purchase plan issuances                            10,000           9,000           2,800
       Exercise of warrants                                                   -           6,900               -
       Other                                                              4,000          (1,400)              -
                                                                   ------------    ------------    ------------
       Ending balance                                              $ 58,342,700    $ 46,930,700    $ 45,985,300
                                                                   ------------    ------------    ------------
       Deferred compensation
       Beginning Balance                                           $          -    $          -    $          -
       Issuance of options                                               (8,900)              -               -
       Amortization of deferred compensation expense                      2,700               -               -
                                                                   ------------    ------------    ------------
       Ending balance                                              $     (6,200)   $          -    $          -
                                                                   ------------    ------------    ------------



       Directors' notes receivable
       Beginning Balance                                           $    (50,300)   $    (50,300)   $    (50,300)
       Note payments - directors                                         50,300               -               -
                                                                   ------------    ------------    ------------
       Ending balance                                              $          -    $    (50,300)   $    (50,300)
                                                                   ------------    ------------    ------------
       Shareholder note receivable
       Beginning Balance                                           $          -    $          -    $          -
       Reclassification of note from related party to shareholder      (350,000)              -               -
       Note payments - shareholder                                       89,900               -               -
                                                                   ------------    ------------    ------------
       Ending balance                                              $   (260,100)   $          -    $          -
                                                                   ------------    ------------    ------------
       Accumulated other comprehensive income (loss)
       Beginning Balance                                           $       (400)   $     (1,400)   $     (2,400)
       Foreign currency translation                                           -           1,000           1,000
       Translation write off - liquidation of subsidiary                    400               -               -
                                                                   ------------    ------------    ------------
       Ending balance                                              $          -    $       (400)   $     (1,400)
                                                                   ------------    ------------    ------------
       Accumulated deficit
       Beginning Balance                                           $(46,515,900)   $(45,088,400)   $(43,201,800)
       Deemed dividend - beneficial conversion feature               (3,136,000)              -               -
       Accreted dividend - discount on private placement               (864,000)              -               -
       Net Loss                                                      (1,147,200)     (1,427,500)     (1,886,600)
                                                                   ------------    ------------    ------------
       Ending balance                                              $(51,663,100)   $(46,515,900)   $(45,088,400)
                                                                   ------------    ------------    ------------
       Total shareholders' equity                                  $  6,417,900    $    366,300    $    846,900
                                                                   ============    ============    ============




                         See accompanying summary of significant accounting policies and notes to consolidated financial statements


                                                          GraphOn Corporation
                                                   Consolidated Statements of Cash Flow
                                                      For the Year Ended December 31,

                                                                                  2005            2004            2003
Cash Flows From Operating Activities                                          ------------    ------------    ------------
Net Loss                                                                      $ (1,147,200)   $ (1,427,500)   $ (1,886,600)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization                                                    1,065,800         664,700       1,248,400
Non-cash restructuring charge                                                            -               -          42,200
Loss on disposal of fixed assets                                                         -               -           4,300
Amortization of deferred compensation                                                2,700               -               -
Charges to provision for doubtful accounts                                               -               -          16,300
Reduction of provision for doubtful accounts                                             -               -         (19,800)
Repayment of directors' notes receivable                                            50,300               -               -
Repayment of note receivable shareholder                                                 -               -               -
Interest accrued on directors' notes receivable                                       (300)         (1,400)              -
Interest payments - directors' notes receivable                                      4,300               -               -
Interest payments - shareholder note receivable                                     89,900               -               -
Proceeds from accrued interest on note receivable shareholder                       12,600               -               -
Interest accrued on note receivable shareholder                                    (12,600)              -               -
Changes in operating assets and liabilities
Accounts receivable                                                               (244,400)          2,200        (179,700)
Prepaid expenses and other assets                                                  (19,600)         (1,000)        168,900
Accounts payable                                                                    51,300          18,400        (176,400)
Accrued expenses                                                                    (5,800)          3,300        (366,700)
Accrued wages                                                                      224,600         (46,100)         42,400
Deferred revenue                                                                   675,600         (75,600)        395,900
                                                                              ------------    ------------    ------------
Net Cash Provided By (Used In) Operating Activities                                747,200        (863,000)       (710,800)
                                                                              ------------    ------------    ------------
Cash Flows Used In Investing Activities
Capitalization of software development costs                                             -               -        (282,200)
Acquisition costs - NES                                                           (699,000)              -               -
Deferred acquisition costs - NES                                                         -         (59,200)              -
Note receivable - related party                                                          -        (350,000)              -
Capital expenditures                                                               (70,600)        (33,400)         (1,600)
Other assets                                                                        (2,500)          7,100          58,100
                                                                              ------------    ------------    ------------
Net Cash Used In Investing Activities:                                            (772,100)       (435,500)       (225,700)
                                                                              ------------    ------------    ------------
Cash Flows Provided By (Used In) Financing Activities
Proceeds from sale of common stock under Employee stock purchase plan               10,000           9,000           2,800
Proceeds from exercise of warrants                                                       -           6,900               -
Proceeds from private placement of preferred stock and warrants                  3,335,000       1,150,000               -
Costs of private placement of preferred stock and warrants                        (467,300)       (218,600)              -
                                                                              ------------    ------------    ------------
Net Cash Provided By Financing Activities:                                       2,877,700         947,300           2,800
                                                                              ------------    ------------    ------------
Effect of exchange rate fluctuations on cash and cash equivalents                        -           1,000           1,000
Net Increase (Decrease) in Cash and Cash Equivalents                             2,852,800        (350,200)       (932,700)
Cash and Cash Equivalents, beginning of period                                     675,300       1,025,500       1,958,200
                                                                              ------------    ------------    ------------
Cash and Cash Equivalents, end of period                                      $  3,528,100    $    675,300    $  1,025,500
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

Stock-Based Incentive Programs. The Company accounts for its stock-based incentive programs using the intrinsic value method, as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and interpretations thereof (collectively APB 25). Accordingly, the Company records deferred compensation expense costs related to its employee stock options when the market price of the underlying stock exceeds the exercise price of each option on the date of grant. The Company records and measures deferred compensation for stock options granted to non-employees, other than members of the board, at their fair value. Deferred compensation is expensed on a straight-line basis over the vesting period of the related stock option for options issued to employees. Deferred compensation is expensed on a straight-line basis over the shorter of the vesting period of the related stock option or the contractual period of service for option grants to non-employees. The Company did not grant any stock options at exercise prices below the fair market value of the Company's common stock on the grant date during the years ended December 31, 2005, 2004 or 2003.

As of December 31, 2005, the Company's deferred compensation balance was $6,200. The accompanying statements of operations reflect stock-based compensation expense of $2,700, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

SFAS 123 requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for the stock option plan had been determined in accordance with the fair value-based method prescribed in SFAS 123 throughout the year. The Company estimated the fair value of stock options at the grant date by using the Black-Scholes option pricing-model with the following weighted average assumptions used for grants in 2005, 2004 and 2003: dividend yield of 0; expected volatility of 60%; risk-free interest rate of 1.5% (except for 2003, which was 2.5%) and expected lives (approximately) of five years, for all plan options.

Under SFAS 123, the Company's net loss and the basic and diluted net loss per common share would have been adjusted to the pro forma amounts below.

   Year Ended December 31,                                                   2005            2004            2003
                                                                         ------------    ------------    ------------
   Net loss as reported                                                  $ (1,147,200)   $ (1,427,500)   $ (1,886,600)
   Add: stock-based employee compensation expense included in reported
   net loss, net of related tax effects                                             -               -               -

   Deduct: deemed dividends on preferred stock                             (4,000,000)              -               -
   Deduct: total stock-based compensation determined under the fair
   value-based method for all accounts, net of related tax effects           (425,000)       (191,700)       (265,300)
                                                                         ------------    ------------    ------------
   Pro forma loss                                                        $ (5,572,200)   $ (1,619,200)   $ (2,151,900)
                                                                         ============    ============    ============
   Basic and diluted loss per share
   As reported                                                           $      (0.12)   $      (0.07)   $      (0.11)
   Pro forma                                                             $      (0.13)   $      (0.08)   $      (0.13)


Earnings Per Share of Common Stock. SFAS No. 128, "Earnings Per Share," provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2005, 2004 and 2003, 19,022,157, 6,641,957 and 2,104,483 shares, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Comprehensive Income. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. The individual components of comprehensive income
(loss) are reflected in the statements of shareholders' equity. As of December 31, 2005, 2004 and 2003 accumulated other comprehensive income (loss) was comprised of foreign currency translation gains.

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

                                                     Year Ended December 31,
                                                   ----------------------------
                                                     2005              2004
                                                   ------------    ------------
  Revenue                                          $  5,180,200    $  3,529,800
  Net loss                                           (1,253,300)     (2,990,500)
  Net loss attributable to common shareholders       (5,253,300)     (6,990,500)
  Loss per common share - basic and diluted               (0.11)          (0.15)


The allocation of the purchase price to the identifiable intangible assets acquired and liabilities assumed was as follows:

   Fair value of stock issued                           $ 3,916,800
   Fair value of liabilities settled with cash              897,800
   Transaction costs settled with cash                      525,800
                                                        -----------
   Purchase price of patent related assets              $ 5,340,400
                                                        ===========


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

3.  Property and Equipment.

Property and equipment consisted of the following:

   December 31                                            2005            2004
   -----------                                        ------------    ------------
   Equipment                                          $    940,300    $    903,200
   Furniture & fixtures                                    252,200         236,700
   Leasehold improvements                                   48,400          30,400
                                                      ------------    ------------
                                                         1,240,900       1,170,300
   Less: accumulated depreciation and amortization       1,146,100       1,094,900
                                                      ------------    ------------
                                                      $     94,800    $     75,400
                                                      ============    ============


4.  Capitalized Software.

Capitalized software consisted of the following:

   December 31,                                  2005            2004
   ------------                              ------------    ------------
   Capitalized software development costs    $    719,500    $    719,500
   Less: accumulated amortization                 639,400         445,800
                                             ------------    ------------
                                             $     80,100    $    273,700
                                             ============    ============


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

Upon completion of the Company's acquisition of NES (see Note 1), the 52,039 shares of NES common stock collateralizing the note receivable were replaced by 4,830,207 shares of the Company's common stock. As of December 31, 2005, 1,500,000 of such shares had been sold; resulting in payments to the Company of approximately $89,900 and $15,600, principal and interest, respectively, and 3,330,207 shares collateralized the note.

6.  Accrued Liabilities.

Accrued liabilities consisted of the following:

   December 31,                       2005            2004
   ------------                   ------------    ------------
   Professional fees              $    125,800    $    212,200
   2005 private placement fees          34,200               -
   Provision for taxes                  18,200               -
   Other                                18,100          19,200
                                  ------------    ------------
                                  $    196,300    $    231,400
                                  ============    ============


7.  Restructuring Charge.

During 2003 the Company negotiated settlements of the leases for its former offices in Bellevue, Washington and Morgan Hill, California, which completed the restructuring activities that had been approved under Emerging Issues Task Force
(EITF) 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," during 2002 and had begun in 2002. Additionally, the Company relocated its Morgan Hill, California offices from 400 Cochrane Circle to 105 Cochrane Circle and further disposed of certain assets that were no longer in service. In conjunction with these closures, headcount was reduced in all operating departments and the costs of leasehold improvements and other assets that were abandoned were written off. A summary of the restructuring charges recorded during 2003 related to these activities is as follows:

                                   Additional                          Ending Balance
                                 Restructuring     Cash      Non-cash   Restructuring
                                    Charge       Payments     Charges      Accrual
  -----------------------------  -------------  ----------  ----------  -------------
  Year ended December 31, 2003:
    Opening accrual balance      $           -  $        -  $        -  $     282,200
    Fixed assets abandonment            42,200           -     (42,200)             -
    Lease settlement - rent             36,800    (269,000)          -       (232,200)
    Deposits forfeited                  16,000           -     (56,000)       (40,000)
    Commissions                         12,000     (22,000)          -        (10,000)
    Other (1)                          (26,900)          -      26,900              -
                                 -------------  ----------  ----------  -------------
     Totals                      $      80,100  $ (291,000) $  (71,300) $           -
                                 =============  ==========  ==========  =============


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

During 2005, 2004 and 2003, the Company issued 35,489, 37,638 and 37,740 shares of common stock to employees in connection with the Employee Stock Purchase Plan, resulting in net cash proceeds of $10,000, $9,000 and $2,800, respectively.

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

Note Receivable - Shareholder.  See Note 5.

Stock Purchase Warrants. As of December 31, 2005, the following common stock warrants were issued and outstanding:

                                 Shares
                               subject to    Exercise  Expiration
   Issued with respect to:      warrant        price      date
   -----------------------    -----------    --------  ----------
   2004 Private placement       2,750,000     $ 0.33      01/09
   2004 Private placement         470,000     $ 0.23      01/09
   2005 Private placement       8,147,700     $ 0.40      02/10
   2005 Private placement       1,481,500     $ 0.27      02/10
   Convertible notes (1)           83,640     $ 1.79      01/06
   Private placement (2)          373,049     $ 1.79      01/06


   (1) The convertible notes warrants were issued in September 1998. All such notes expired in January 2006.
   (2) The private placement warrants were issued in conjunction with the private placements that closed either during October 1998, December 1998 or January 1999. All such warrants expired during January 2006.

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

A summary of the status of the Company's stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years then ended is presented in the following table:

                                           2005                    2004                    2003
                                  ---------------------   ---------------------   ---------------------
                                               Weighted                Weighted                Weighted
                                               Average                 Average                 Average
                                               Exercise                Exercise                Exercise
Options Outstanding                 Shares      Price       Shares      Price       Shares      Price
------------------------------    ----------   --------   ----------   --------   ----------   --------
Beginning                          2,965,268     $0.56     2,104,483     $2.47     2,584,307     $3.05
Granted                            2,751,000     $0.50     1,803,187     $0.45       207,500     $0.18
Exercised                                  -         -             -         -             -         -
Forfeited                                  -         -      (942,402)    $4.60      (687,324)    $3.95
                                  ----------   --------   ----------   --------   ----------   --------
Ending                             5,716,268     $0.53     2,965,268     $0.56     2,104,483     $2.47
                                  ==========   ========   ==========   ========   ==========   ========
Exercisable at year-end            5,716,268     $0.53     2,965,268     $0.56     2,104,483     $2.47
                                  ==========   ========   ==========   ========   ==========   ========

Weighted-average fair value of
options granted during the
period                                           $0.29                   $0.26                   $0.10


The following table summarizes information about stock options outstanding as of December 31, 2005:

                                    Options Outstanding               Options Exercisable
                      ------------------------------------------   ------------------------
                                                        Weighted                   Weighted
                        Number          Weighted        Average       Number       Average
       Range of       Outstanding   Average Remaining   Exercise    Exercisable    Exercise
     Exercise Price   at 12/31/05   Contractual Life      Price     at 12/31/05     Price
    ---------------   -----------   -----------------   --------   -------------   --------
    $ 0.01  -  0.25     1,102,500      6.68    Yrs.      $  0.15      1,102,500     $  0.15
    $ 0.26  -  0.41     1,288,882      7.05    Yrs.      $  0.37      1,288,882     $  0.37
    $ 0.42  -  0.54     1,646,000      9.08    Yrs.      $  0.45      1,646,000     $  0.45
    $ 0.55  -  7.31     1,678,886      8.21    Yrs.      $  0.99      1,678,886     $  0.99
                      -----------                                   ------------
                        5,716,268                        $  0.53      5,716,268     $  0.53
                      ===========                                   ============


9. Income Taxes.

The components of the provision for income taxes consisted of the following:

                                 December 31,
                   ---------------------------------
   Current            2005        2004        2003
   -------         ---------   ---------   ---------
   Federal         $  10,300   $       -   $       -
   State               7,900           -           -
                   ---------   ---------   ---------
                      18,200           -           -
                   ---------   ---------   ---------



   Deferred
   --------
   Federal                 -           -           -
   State                   -           -           -
                   ---------   ---------   ---------
                           -           -           -
                   ---------   ---------   ---------
                   $  18,200   $       -   $       -
                   =========   =========   =========


The following summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34%:

                                                              December 31,
                                                ---------------------------------------
                                                   2005          2004          2003
                                                -----------   -----------   -----------
   Federal income tax at statutory rate         $  (383,900)  $  (485,200)  $  (641,400)
   State income taxes, net of federal benefit       (65,500)      (83,300)      (97,100)
   Tax benefit not currently recognizable           449,400       560,600       706,300
   Other                                             18,200         7,900        32,200
                                                 ----------   -----------   -----------
   Provision for income tax                      $   18,200   $       -     $       -
                                                 ==========   ===========   ===========


Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes, as follows:

                                               December 31,
                                      ---------------------------
                                          2005           2004
                                      ------------   ------------
   Net operating loss carryforwards   $ 14,988,000   $ 14,961,000
   Tax credit carryforwards                806,000        654,000
   Capitalized software                    (32,000)      (261,000)
   Depreciation and amortization           717,000        760,000
   Basis difference                     (1,808,000)             -
   Reserves and other                      782,000        585,000
                                      ------------   ------------
   Total deferred tax asset             15,453,000     16,699,000
   Valuation allowance                 (15,453,000)   (16,699,000)
                                      ------------   ------------
   Net deferred tax asset             $          -   $          -
                                      ============   ============


For financial reporting purposes, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2005 and 2004. The net change in valuation allowance was $(1,246,000), $1,358,200 and $(706,300)for the years ended December 31, 2005, 2004 and 2003, respectively.

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

For the year ended December 31, 2003, approximately 86.1% of the Company's total sales were made to 20 customers. The three largest of these customers accounted for approximately 27.4%, 18.4% and 9.2%, respectively, of total sales. These three customers' December 31, 2003 year-end accounts receivable balances represented approximately 0.0%, 28.0% and 44.1% of reported net accounts receivable.

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

11.  Commitments and Contingencies.

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

Rent expense aggregated approximately $123,100, $95,700 and $295,400 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

12.  Employee 401(k) Plan.

In December 1998, the Company adopted a 401(k) Plan (the Plan) to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2005, 2004 and 2003, the Company contributed a total of approximately $21,500, $23,000 and $27,200 to the Plan, respectively.

13. Supplemental Disclosure of Cash Flow Information.

The following is supplemental disclosure for the statements of cash flows.

                              Year Ended December 31,
                           2005         2004         2003
                        ---------      -------      -------
      Cash paid:
      Income taxes      $       -      $     -      $     -
      Interest          $   2,700      $     -      $     -

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

14.  Litigation

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

15.  Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the years ended December 31, 2005, 2004 and 2003, 19,022,157, 6,641,957 and 2,104,483
shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per common share since their effect would be antidilutive.

16.   Quarterly Information (Unaudited)

The summarized quarterly financial data presented below reflect all adjustments, which, in the opinion of management, are of a normal and recurring nature, except for the adjustment related to the deemed dividends on preferred stock, necessary to present fairly the results of operations for the periods presented.

                                                    First        Second         Third        Fourth
      Year Ended December 31, 2005                 Quarter       Quarter       Quarter       Quarter      Full Year
      ----------------------------------------   -----------   -----------   -----------   -----------   -----------
      Total revenues                             $ 1,180,400   $ 1,275,800   $ 1,176,400   $ 1,547,600   $ 5,180,200
      Gross profit                                 1,059,300     1,145,200     1,061,100     1,410,900     4,676,500
      Operating income (loss)                       (326,300)     (277,900)     (366,100)     (195,900)   (1,166,200)
      Net income (loss)                             (318,600)     (267,300)     (359,400)     (201,900)   (1,147,200)
      Deemed dividends on preferred stock         (4,000,000)            -             -             -    (4,000,000)
      Loss attributable to common shareholders    (4,318,600)     (267,300)     (359,400)     (201,900)   (5,147,200)
      Income (loss) per common share
         Basic (1)                               $     (0.15)  $     (0.01)  $     (0.01)  $         -   $     (0.12)
         Diluted                                           -             -             -             -             -

      Year Ended December 31, 2004
      ----------------------------------------
      Total revenues                             $   902,900   $   677,400   $   931,500   $ 1,018,000   $ 3,529,800
      Gross profit                                   592,700       372,800       784,400       876,100     2,626,000
      Operating income (loss)                       (434,700)     (734,900)     (296,100)       23,500    (1,442,200)
      Net income (loss)                             (431,100)     (732,000)     (293,600)       29,200    (1,427,500)
      Income (loss) per common share
         Basic                                   $     (0.03)  $     (0.03)  $     (0.01)  $         -   $     (0.07)
         Diluted                                           -             -             -             -             -

      (1) Full year basic loss per common share is less than the quarterly totals due to the impact on the quarterly and yearly average weighted shares outstanding resulting from the conversion of preferred stock to common stock that occurred during the first quarter of 2005.

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


    Allowance
       for                  Charged to
    Doubtful    Beginning    Costs and                   Ending
    Accounts     Balance     Expenses     Deductions     Balance
   ----------   ---------   ----------   ------------   ---------
      2005      $  46,800   $        -   $          -   $  46,800
      2004      $  46,800   $        -   $          -   $  46,800
      2003      $  50,300   $   16,300   $     19,800   $  46,800


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-159e) under the Securities Exchange Act of 1934) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Set forth below is information concerning each of our directors and executive officers as of March 6, 2006.

   Name              Age   Position
   ---------------   ---   --------
   Robert Dilworth    64   Chairman of the Board of Directors and
                           Chief Executive Officer (Interim)
   William Swain      65   Chief Financial Officer and Secretary
   August P. Klein    69   Director
   Michael Volker     57   Director
   Gordon Watson      70   Director


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


                                                                                      Long-term Compensation
                                                                              ------------------------------------
                                            Annual Compensation                            Awards          Payouts
   --------------------------   -------------------------------------------   --------------------------   -------
     Name and                                                     Other       Restricted    Securities                   All
     Principal                                                    Annual         Stock      Underlying      LTIP        Other
     Position                    Year      Salary     Bonus    Compensation      Awards       Options      Payouts   Compensation
   --------------------------   ------   ---------   -------   ------------   ----------   -------------   -------   ------------
   Robert Dilworth               2005    $ 149,500       -            -             -         200,000 (2)      -           -
   Chairman of the Board         2004    $  99,000       -            -             -         300,000 (3)      -           -
   Chief Executive Officer       2003    $ 129,000       -            -             -          40,000          -           -
   (Interim) (1)
   --------------------------   ------   ---------   -------   ------------   ----------   -------------   -------   ------------
   William Swain                 2005    $ 127,400       -            -             -         160,000          -     $  2,000 (4)
   Chief Financial Officer       2004    $ 123,100       -            -             -         380,000 (3)      -     $  2,000 (4)
   Secretary                     2003    $  96,200       -            -             -          40,000          -     $  2,000 (4)


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

(4)  Company contribution to the 401(k) Plan.

Option Grants in Last Fiscal Year. The following table shows the stock option grants made to the executive officers named in the Summary Compensation Table during the 2005 fiscal year:


                                                                                 Potential Realizable
                                        Percent of                                 Value at Assumed
                   Number of Shares    Total Options                             Annual Rates of Stock
                   of Common Stock      Granted to                                 Appreciation for
                  Underlying Options   Employees in    Exercise   Expiration          Option Term
                      Granted           Fiscal Year     Price        Date            5%           10%
---------------   ------------------   -------------   --------   ----------   -------------------------
Robert Dilworth       200,000 (2)           9.7%        $ 0.43      1/26/15    $ 1,271,400   $ 1,719,500
---------------   ------------------   -------------   --------   ----------   -------------------------
William Swain         160,000               7.7%        $ 0.43      1/26/15    $ 1,017,100   $ 1,375,600
---------------   ------------------   -------------   --------   ----------   -------------- ----------


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


                       Number of Securities
                           Underlying               Value of Unexercised
                      Unexercised Options at        In-The-Money Options
                         Fiscal Year-End (1)        at Fiscal Year-End (2)
   Name              Exercisable  Unexercisable   Exercisable  Unexercisable
   ---------------   --------------------------   --------------------------
   Robert Dilworth     640,000         -           $    400         -
   ---------------   --------------------------   --------------------------
   William Swain       580,000         -           $    400         -
   ---------------   --------------------------   --------------------------


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

                                             Number of Shares of Common    Percent of
Name and Address of Beneficial Owner       Stock Beneficially Owned (1)(2)  Class (%)
----------------------------------------   -----------------------------   ----------
Robert Dilworth (3)                                   693,820                   1.5
William Swain (4)                                     603,000                   1.3
August P. Klein (5)                                   445,760                   1.0
Michael Volker (6)                                    318,200                     *
Gordon Watson (7)                                     280,000                     *
Orin Hirschman (8)                                  9,120,417                  18.5
 6006 Berkeley Avenue
 Baltimore, MD  21209
Ralph Wesinger (9)                                  3,879,822                   8.3
IDT Capital, Inc. (10)                              5,555,500                  11.6
 520 Broad Street
 Newark, NJ 07102
Globis Capital Partners (11)                        3,821,278                   8.1
 60 Broad Street, 38th Floor
 New York, NY 10004
All current executive officers
and directors as a group (5 persons)(12)            2,340,780                   4.9



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

Equity Compensation Plan Information. The following table sets forth information related to all of our equity compensation plans as of December 31, 2005:

                                     Number of Securities to be    Weighted Average
                                      Issued Upon Exercise of      Exercise Price of    Number of Securities
                                        Outstanding Options,      Outstanding Options   Remaining Available
          Plan Category                 Warrants and Rights       Warrants and Rights   for Future Issuance
----------------------------------   --------------------------   -------------------   --------------------
Equity compensation plans approved
by security holders:
   Stock option plans                        4,080,268                 $ 0.53                 3,530,591
   Employee stock purchase plan                 (1)                      (1)                     (1)
----------------------------------   --------------------------   -------------------   --------------------
Equity compensation plans not
approved by security holders:
   Stock option plans (2)                    1,636,000                 $ 0.54                    14,000
----------------------------------   --------------------------   -------------------   --------------------
Total                                        5,716,268                 $ 0.53                 3,544,591
----------------------------------   --------------------------   -------------------   --------------------


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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by Macias Gini & O'Connell LLP for the years ended December 31, 2005 and 2004 were as follows:

    Category                   2005           2004
    --------------------   ------------   ------------
    Audit fees             $    173,500   $    150,000
    Audit - related fees              -              -
    Tax fees                     13,500         13,600
    Other fees                        -              -
                           ------------   ------------
    Totals                 $    187,000   $    163,300
                           ============   ============

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

                                    PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:
        (1) Financial statements filed as part of this report are listed on the
            "Index to Consolidated Financial Statements" at page 25 herein.
        (2) Financial Statement Schedules.  The applicable financial statement schedules required under Regulation S-X have been included as follows:
                Schedule II - Valuation and Qualifying Accounts: page 48
(b) Exhibits.

Exhibit
Number  Description of Exhibit
2.1 Agreement and Plan of Merger and Reorganization dated as of December 3, 2004, between registrant and GraphOn NES Sub, LLC, a California limited liability company, GraphOn Via SUB III Inc., a Delaware corporation, Network Engineering Software, Inc., a California corporation and Ralph Wesinger (1)
3.1     Amended and Restated Certificate of Incorporation of Registrant (2)
3.2     Amended and Restated Bylaws of Registrant (3)
4.1     Form of certificate evidencing shares of common stock of Registrant
        (4)
4.2     Form of Warrant issued by Registrant on January 29, 2004 (5)
4.3     Form of Warrant issued by Registrant on February 2, 2005 (6)
4.4 Investors Rights Agreement, dated January 29, 2004, by and among Registrant and the investors named therein (5)
4.5 Investors Rights Agreement, dated February 2, 2005, by and among Registrant and the investors named therein (6)
10.1    1996 Stock Option Plan of Registrant (4)
10.2    1998 Stock Option/Stock Issuance Plan of Registrant (3)
10.3    Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)
10.4    Employee Stock Purchase Plan of Registrant (7)
10.5 Lease Agreement between Registrant and Central United Life Insurance, dated as of October 24, 2003 (5)
10.6 Financial Advisory Agreement, dated January 29, 2004, by and between Registrant and Orin Hirschman (9)
10.7 Amendment to Financial Advisory Agreement, dated February 2, 2005, by and between Registrant and Orin Hirschman (6)
10.8 Reimbursement Agreement, dated December 10, 2004, by and between Registrant and AIGH Investment Partners LLC (9)
10.9 Holder Agreement, dated January 31, 2005, by and between Registrant and the holders named therein (6)
10.10 Non-recourse Secured Promissory Note, dated October 6, 2004, by and between Registrant and Ralph Wesinger (9)
10.11 Stock Pledge Agreement, dated October 6, 2004, by and between Registrant and Ralph Wesinger (9)
10.12 Agreement, dated December 16, 2003, by and between Registrant and Griffin Securities, Inc. (9)
10.13   2005 Equity Incentive Plan (10)
10.14 Stock Option Agreement, dated February 1, 2005 by and between Registrant and Ralph Wesinger *
10.15 Stock Option Agreement, dated January 29, 2005 by and between Registrant and Gary Green *
14.1    Code of Ethics (5)
16.1 Letter from BDO Seidman, LLP, dated February 10, 2005 regarding change in certifying accountant (8)
21.1    Subsidiary of Registrant *
23.1    Consent of Macias Gini & O'Connell LLP
23.2    Consent of BDO Seidman, LLP
31.1    Rule 13a-14(a)/15d-14(a) Certifications
32.1    Section 1350 Certifications

* Previously filed as an exhibit to this Annual Report

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

                               GRAPHON CORPORATION


Date:  January 15, 2007                           By:  /s/ William Swain
                                                       -----------------
                                                       William Swain
                                                       Chief Financial Officer