Form 10KSB
period 2006-12-31
GRAPHON CORP/DE
filed 2007-04-02
CIK 1021435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                   For the fiscal year ended December 31, 2006

                         Commission file number: 0-21683

                               GRAPHON CORPORATION
                         (Name of small business issuer)

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

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.0001 Par Value
                                (Title of class)


      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act [ ]

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                       Yes [X]          No [   ]

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

      Issuer's revenues for its most recent fiscal year: $5,170,600

      The aggregate market value of the common equity held by non-affiliates of the issuer as of March 5, 2007 was approximately $5,579,619.

      As of March 5, 2007, 46,847,401 shares of the issuer's common stock were outstanding.

                               GRAPHON CORPORATION
                                   FORM 10-KSB
                                Table of Contents


PART I.                                                              Page
                                                                     ----
Item 1.     Description of Business                                     1
Item 2.     Description of Property                                     7
Item 3.     Legal Proceedings                                           7
Item 4.     Submission of Matters to a Vote of Security Holders         8

PART II.
Item 5.     Market for Common Equity, Related Stockholder Matters
            and Small Business Issuer Purchases of Equity
            Securities                                                  9
Item 6.     Management's Discussion and Analysis or Plan of            10
            Operation
Item 7.     Financial Statements                                       25
Item 8.     Changes in and Disagreements with Accountants on           46
            Accounting and Financial Disclosure
Item 8A.    Controls and Procedures                                    46
Item 8B.    Other Information                                          46

PART III.
Item 9.     Directors, Executive Officers, Promoters, Control
            Persons and Corporate Governance; Compliance With
            Section 16(a) of the Exchange Act                          47
Item 10.    Executive Compensation                                     48
Item 11.    Security Ownership of Certain Beneficial Owners and
            Management and
            Related Stockholder Matters                                51
Item 12.    Certain Relationships and Related Transactions, and        53
            Director Independence
Item 13.    Exhibits                                                   53
Item 14.    Principal Accountant Fees and Services                     54

SIGNATURES



                           FORWARD LOOKING INFORMATION

This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Management's Discussion and Analysis or Plan of Operation," as well as those discussed elsewhere in this report. Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others.

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

We are a Delaware corporation, founded in May of 1996. Our headquarters are located at 5400 Soquel Avenue, Suite A2, Santa Cruz, California, 95062 and our phone number is 1-800-GRAPHON (1-800-472-7466). Our Internet website is http://www.graphon.com. The information on our website is not part of this annual report. We also have offices in Concord, New Hampshire, Rolling Hills Estates, California, Berkshire, England, United Kingdom and Tel Aviv, Israel.

You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information that we file electronically with the SEC from time to time. We post our annual, quarterly and periodic filings that we have made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website (please click "About Us," then "Investors," and then "SEC Filings") as soon as reasonably practicable after such reports and other materials have been electronically filed with, or furnished to, the SEC.

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

Our Technology

Our server-based software deploys, manages, supports and executes applications entirely on a server computer by interfacing efficiently and instantaneously to the user's desktop device. Introduction of our Windows-based Bridges software during 2000 enabled us to enter the Windows application market by allowing us to provide support for Windows applications to enterprise customers and to leverage independent software vendors (ISVs) as a distribution channel. We introduced our GO-Global for Windows product in 2002, which features increased application compatibility, server scalability and improved application performance over our Bridges software.

Our technology consists of three key components:

     o A server component, which runs alongside the server-based application, that is responsible for intercepting user-specific information for display at the desktop.

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

     o Efficient Protocol. Applications typically are designed for network-connected desktops, which can put tremendous strain on congested networks and may yield poor, sometimes unacceptable, performance over remote connections. For application service providers, bandwidth typically is the top recurring expense when web-enabling, or renting, access to applications over the Internet. In the wireless market, bandwidth constraints limit application deployment. Our protocol sends only keystrokes, mouse clicks and display updates over the network, resulting in minimal impact on bandwidth for application deployment, thus lowering cost on a per user basis. Within the enterprise, our protocol can extend the reach of business-critical applications to many areas, including branch offices, telecommuters and remote users over the Internet, phone lines or wireless connections. This concept may be extended further to include vendors and customers for increased flexibility, time-to-market and customer satisfaction.

Our Products

We are dedicated to creating business connectivity technology that brings Windows, Unix, and Linux applications to the web without modification. Our customers include ISVs, Value-Added Resellers (VARs), and small to medium-sized enterprises. We believe that by employing our technology, our customers can benefit from a very quick time to market, overall cost savings via centralized computing, a client neutral cross-platform solution, and high performance remote access.

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

Target Markets

The target market for our products comprises organizations that need to access Windows, Unix and/or Linux applications from a wide variety of devices, from remote locations, including over the Internet, dial-up lines, and wireless connections. This includes organizations such as small to medium-sized companies, governmental and educational institutions, ISVs, and VARs. Our software is designed to allow these enterprises to tailor the configuration of the end user device for a particular purpose, rather than following a "one PC fits all," high total cost of ownership model. We believe our opportunities are as follows:

     o ISVs. By web-enabling their applications through use of our products, we believe that our ISV customers can accelerate their time to market without the risks and delays associated with rewriting applications or using other third party solutions, thereby opening up additional revenue opportunities and securing greater satisfaction and loyalty from their customers.

           Our technology quickly integrates with their existing software applications without sacrificing the full-featured look and feel of their original software application, thus providing ISVs with out-of-the-box web-enabled versions of their software applications with their own branding for licensed, volume distribution to their enterprise customers. We further believe that ISVs who effectively address the web computing needs of customers and the emerging application service provider market will have a competitive advantage in the marketplace.

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

Strategic Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets. We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us. Our strategic relationships include the following:

     o In July 1999, we entered into a five-year, non-exclusive agreement with Alcatel, a telecommunications, network systems and services company. Pursuant to this agreement, Alcatel has licensed our GO-Global for Unix software for inclusion with their Turn-key Solution software, an optical networking system. Alcatel's customers are using our server-based solution to access Alcatel's UNIX/X Network Management Systems applications from T-based PCs. Additionally, Alcatel has deployed GO-Global internally to provide their employees with high-speed network access to their own server-based software over dial-up connections, local area networks (LANs) and wide area networks (WANs). Although this agreement expired in July 2004, our relationship with Alcatel continues under the terms of the contract. We anticipate continuing our relationship throughout 2007.

     o We are a party to a distribution agreement with KitASP, a Japanese application service provider founded by companies within Japan's electronics and infrastructure industries, including NTT DATA, Mitsubishi Electric, Omron, RICS, Toyo Engineering and Hitachi, pursuant to which we have afforded KitASP, should it achieve certain performance criteria, an exclusive right, within Japan, to distribute our web-enabling technology, bundled with their services, and to resell our software. In August 2006, we renewed our distribution agreement with KitASP through July 2011.

     o We are a party to a non-exclusive licensing agreement with FrontRange, an international software and services company, which affords FrontRange the right to include our GO-Global for Windows software with its HEAT help desk software system. FrontRange has completely integrated GO-Global for Windows into HEAT as iHEAT. We have also licensed our GO-Global for Windows software to FrontRange for integration with its Goldmine client relationship management software package. FrontRange has completely integrated GO-Global for Windows into Goldmine as iGoldmine. This agreement automatically renewed during March 2007 for an additional one year term. We may terminate this agreement immediately by written notice upon the occurrence of certain predetermined events. We anticipate continuing our relationship with FrontRange throughout 2007.

     o We are a party to a non-exclusive licensing agreement with Compuware, an international software and services company, which affords Compuware the right to include our GO-Global for Windows software with its UNIFACE software, a development and deployment environment for enterprise customer-facing applications. Compuware has completely integrated GO-Global for Windows into its UNIFACE deployment architecture as UNIFACE JTi, thereby enabling purchasers to access enterprise-level UNIFACE applications via the Internet. During December 2005, at Compuware's request, we amended this agreement to include Compuware's authorized resellers. This agreement, as amended, automatically renewed for an additional one year period during September 2006. Either party may cancel this contract with at least 30 days notice prior to the expiration of any renewal period. We anticipate continuing our relationship with Compuware throughout 2007.

Sales, Marketing and Support

Our sales and marketing efforts are directed at increasing product awareness and demand among ISVs, small to medium-sized enterprises, and VARs who have a vertical orientation or are focused on Unix, Linux or Windows environments. Current marketing activities include direct mail, targeted advertising campaigns, tradeshows, production of promotional materials, public relations and maintaining an Internet presence for marketing and sales purposes.

We consider KitASP, Alcatel and FrontRange to be our most significant customers. Sales to KitASP, Alcatel and FrontRange represented approximately 16.2%, 20.1% and 9.3% of total sales during 2006 and 16.8%, 16.0% and 11.5% of total sales during 2005, respectively.

Many of our customers enter into, and periodically renew, maintenance contracts to ensure continued product updates and support. Currently, we offer maintenance contracts for one, two, three or five-year periods.

Research and Development

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products. We invested approximately $2,093,700 and $1,277,600 into research and development with respect to our software products in 2006 and 2005, respectively. No amounts invested in research and development were capitalized during either 2006 or 2005. We historically have made significant investments in our protocol and in the performance and development of our server-based software and expect to continue to make significant product investments during 2007.

During 2006 we established GraphOn Research Labs Limited, a wholly-owned research and development subsidiary in Tel Aviv, Israel. GraphOn Research Labs, which began operations during July 2006, will be focused on further enhancing the functionality, performance and reliability of our existing products and developing new products.

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

Upon our acquisition of Network Engineering Software on January 31, 2005, we acquired the rights to 11 patents, which are primarily method patents that describe software and network architectures to accomplish certain tasks. Generally, our patents, which have applicability to computer networks, virtual private networks and the Internet, describe:

   o methods to collect, store and display information developed and accessed by users and stored on host computer servers;
   o  methods to provide multiple virtual websites on one computer;
   o methods to protect computers and computer networks from unauthorized access; and
   o  methods to provide on-line information and directory service.

Since January 31, 2005 we have had an additional four patents granted, thus, as of March 5, 2007 we have 15 issued patents. Also, as of March 5, 2007, we have 86 applications for patents filed in the United States Patent Office relating to the various aspects of submission, storage, retrieval and security of information stored on computers accessed remotely, typically through computer networks or the Internet. At that date, the applications had been pending for various periods ranging from approximately 2 to 51 months. Of the 86 applications, 84 are continuations of previously issued patents and two are continuations in part. No applications for patents have been filed in any foreign jurisdiction.

We intend to maximize the revenue potential of our intellectual property portfolio, primarily consisting of the patents we acquired from Network Engineering Software, by initiating litigation, when appropriate, against those companies who we believe are infringing such patents. We also intend to review our intellectual property portfolio to help determine the extent to which the technology covered by our patents has application to our current GO-Global product line. As more fully discussed elsewhere in this Form 10-KSB, in November 2005, we initiated an infringement action with respect to two of our patents.

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

Employees

As of March 5, 2007, we had a total of 34 employees, including seven in marketing, sales and support, 18 in research and development, seven in administration and finance and two in our patent group. We believe our relationship with our employees is good. No employees are covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our corporate headquarters currently occupies approximately 1,850 square feet of office space in Santa Cruz, California, under a lease that will expire in July 2008. Rental of these premises will average approximately $3,600 per month over the term of the lease, which is inclusive of our pro rata share of utilities, facilities maintenance and other costs. We have the option to renew the lease for one three-year term upon its expiration by giving written notice to the landlord not later than 180 days prior to the expiration of the initial lease term. Santa Cruz is staffed by administrative personnel.

During September 2006 we renewed our Concord, New Hampshire office lease for a three-year term, which we can cancel upon 180-days written notice. Additionally, we increased the space we are renting by approximately 2,030 square feet, to 5,560 square feet, from 3,530 square feet. During 2006 we increased our engineering staff and purchased additional equipment and required additional space to accommodate these investments. Rent on the Concord facility will approximate $8,400 per month throughout the duration of the lease renewal. Concord is our primary engineering facility and is staffed by our Windows software engineers.

We currently occupy approximately 800 square feet of office space in Rolling Hills Estates, California, under a month-to-month lease that commenced in March 2007. Monthly rental payments are approximately $1,400 for the Rolling Hills Estates office. This office is currently staffed by a sales representative.

We lease approximately 250 square feet of office space in Berkshire, England, United Kingdom under a lease that runs through March 2007. Under terms of our lease agreement, this lease will automatically renew for an additional six-month period that will commence in April 2007. Monthly rent on this office is approximately $400, which rate is subject to fluctuation, depending on exchange rates. This office is staffed by a sales representative.

During August 2006 we entered into a two-year lease for approximately 1,370 square feet of office space in Tel Aviv, Israel. Monthly rent on this office is approximately $2,800, which rate is subject to fluctuation, depending on exchange rates. We have an option to extend the lease for one additional year. This office is the site for GraphOn Research Labs Limited, our Israeli research and development subsidiary.

We believe our current facilities will be adequate to accommodate our needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

On November 23, 2005, we initiated a proceeding against AutoTrader.com in the United States District Court in the Eastern District of Texas, alleging that Autotrader.com was infringing two of our patents, namely Nos. 6,324,538 and 6,850,940 (the "538" and "940" patents, respectively), which protect our unique method of maintaining an automated and network accessible database, on its AutoTrader.com website. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. Autotrader.com filed its Answer and Counterclaims on January 17, 2006 seeking a declaratory judgment that it does not infringe the 538 and 940 patents and that both patents are invalid. On March 24, 2006, Autotrader.com filed a motion for summary judgment seeking to invalidate the 538 and 940 patents. On August 8, 2006, AutoTrader's motion for summary judgment was denied. On August 9, 2006, the Court filed a Docket Control Order setting forth proposed pretrial deadlines. The next significant dates set were for the Markman Hearing (originally May 31, 2007, moved by the Court to June 6, 2007) and jury selection (December 3, 2007).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2006 Annual Meeting of Stockholders was held on November 8, 2006. At the meeting, one director was reelected to serve for a three-year term. The vote was as follows:

                           For         Withheld
                       ----------      --------
      Michael Volker   29,149,833      575,118

The following individuals continue in their capacity as directors: Robert Dilworth, August Klein and Gordon Watson. Their current terms expire during 2007, 2007 and 2008, respectively.

The shareholders also ratified the reappointment of Macias Gini & O'Connell LLP as our independent auditors for fiscal 2006. The vote was as follows:

          For          Against       Abstain
      ----------     ----------      -------
      29,580,100       69,170        75,681

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock. Since March 27, 2003 our common stock has been quoted on the Over-the-Counter Bulletin Board. Our common stock is quoted under the symbol "GOJO."

                 Fiscal 2006 *     Fiscal 2005 *
                --------------    --------------
     Quarter     High     Low      High     Low
     -------    -----    -----    -----    -----
     1st        $0.30    $0.18    $0.65    $0.39
     2nd        $0.25    $0.17    $0.45    $0.26
     3rd        $0.23    $0.16    $0.48    $0.29
     4th        $0.22    $0.15    $0.38    $0.18

      * The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 5, 2007, there were approximately 171 holders of record of our common stock. Between January 1, 2007 and March 5, 2007, the high and low reported sales price of our common stock was $0.28 and $0.14 and on March 5, 2007 the closing price of our common stock was $0.18.

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

During the three-month period ended December 31, 2006, we granted stock options to purchase an aggregate 20,000 shares of common stock, at an exercise price of $0.16 per share, to a non-executive employee. The grant of such stock options was not registered under the Securities Act of 1933, because the grant of the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act, in reliance on the fact that the stock options were granted for no consideration, or the options were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the consolidated financial statements and related notes provided elsewhere in this Annual Report on Form 10-KSB.

Critical Accounting Policies. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Summary of Significant Accounting Policies appears in Part II, Item 7 - Financial Statements, of this Form 10-KSB, which describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the amount of stock-based compensation expense, the allowance for doubtful accounts, the estimated lives of intangible assets, depreciation of fixed assets, accruals for liabilities and other special charges and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition
We market and license products through various means, such as; channel distributors, independent software vendors ("ISVs"), value-added resellers ("VARs") (collectively "resellers") and direct sales to enterprise end users. Our product licenses are generally perpetual. We also separately sell maintenance contracts, which are comprised of license updates and customer service access, private-label branding kits, software developer kits ("SDKs") and product training services.

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

If sufficient VSOE of fair value does not exist, so as to permit the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. If evidence of VSOE of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Certain resellers inventory licenses they intend to resell, bundled together with maintenance that provides the reseller with license updates and customer service. Upon receipt of the order, if all other revenue recognition criteria outlined above have been met, product licensing revenue is recognized when the reseller is given access to the licensed program(s). The resellers are generally required to provide periodic (monthly or quarterly) sell-through reports that detail, for the respective period, various items, such as the number of licenses purchased, the number sold to other parties and the ending balance of licenses held as inventory available for future sale. The recognition of maintenance revenue for these resellers is based on estimated reseller inventory turnover levels, which are reconciled to actual upon receipt of the sell-through report. We estimate reseller inventory turnover levels on a first-in, first-out basis utilizing our shipping and license activation records, purchase orders and other available customer information.

There are no rights of return granted to resellers or other purchasers of our software programs.

We recognize revenue from maintenance contracts ratably over the related contract period, which generally ranges from one to five years.

Patents
The patents we acquired in the Network Engineering Software acquisition are being amortized over their estimated remaining economic lives, currently estimated to be approximately four years, as of December 31, 2006. Costs associated with filing, documenting or writing method patents are expensed as incurred.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS No. 123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the year ended December 31, 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS No. 123R.

Results for prior periods have not been restated.

As a result of adopting FAS No. 123R on January 1, 2006, our loss from operations, loss before provision for income taxes and net loss for the year ended December 31, 2006 are $470 thousand higher, respectively, than if we had continued to account for stock-based compensation under APB No. 25.

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

Of the variables above, the selection of an expected term, an annualized forfeiture rate and expected stock price volatility are the most subjective. For options granted during 2006, we used the following assumptions: our estimate of the expected option term was 7.5 years and was derived based on our analysis of historical data and future projections. We derived an annualized forfeiture rate ranging from 5.0% to 5.5% and a prior forfeiture rate ranging from 0% to 10% by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in work force. In estimating our stock price volatility for grants awarded during the year ended December 31, 2006, we analyzed our historic volatility since we became a public entity (July 13, 1999) through December 31, 2006, by reference to actual stock prices during this period and derived an estimated volatility ranging from 153% to 159%. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We also recognized compensation costs for shares purchased under our Employee Stock Purchase Plan ("ESPP") during the year ended December 31, 2006. We applied the same variables to the calculation of the costs associated with the ESPP shares purchased as the stock option grants noted above, except that the expected term was 0.5 years. The time span from the date of grant of ESPP shares to the date of purchase is six months.

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2006 and 2005 along with the dollar and percentage changes from 2005 to 2006 in the respective line items.

                                                   Year Ended December 31,             Change in
                                                 ---------------------------   --------------------------
                                                     2006           2005         Dollars       Percentage
                                                 ------------   ------------   ------------    ----------
   Revenue                                       $  5,170,600   $  5,180,200   $     (9,600)       (0.2)%
   Cost of revenue                                    534,000        503,700         30,300         6.0
                                                 ------------   ------------   ------------
   Gross profit                                     4,636,600      4,676,500        (39,900)       (0.9)
                                                 ------------   ------------   ------------
   Operating expenses:
   Selling and marketing                            1,650,600      1,523,000        127,600         8.4
   General and administrative                       3,975,900      3,042,100        933,800        30.7
   Research and development                         2,093,700      1,277,600        816,100        63.9
                                                 ------------   ------------   ------------
   Total operating expenses                         7,720,200      5,842,700      1,877,500        32.1
                                                 ------------   ------------   ------------
   Loss from operations                            (3,083,600)    (1,166,200)    (1,917,400)     (164.4)
                                                 ------------   ------------   ------------
   Other income (expense):
   Interest and other income                           57,000         41,700         15,300        36.7
   Interest and other expense                          (4,200)        (4,500)           300         6.7
                                                 ------------   ------------   ------------
   Total other income                                  52,800         37,200         15,600        41.9
                                                 ------------   ------------   ------------
   Loss before provision for income tax            (3,030,800)    (1,129,000)    (1,901,800)     (168.4)
   Provision for income tax                             4,300         18,200        (13,900)      (76.4)
                                                 ------------   ------------   ------------
   Net loss                                        (3,035,100)    (1,147,200)    (1,887,900)     (164.6)
   Deemed dividends on preferred stock                      -     (4,000,000)     4,000,000      (100.0)
                                                 ------------   ------------   ------------
   Net loss attributable to common shareholders  $ (3,035,100)  $ (5,147,200)  $  2,112,100        41.0%
                                                 ============   ============   ============

Set forth below is statement of operations data for the years ended December 31, 2005 and 2004 along with the dollar and percentage changes from 2004 to 2005 in the respective line items.

                                                    Year Ended December 31,            Change in
                                                 ---------------------------   -------------------------
                                                     2005           2004         Dollars      Percentage
                                                 ------------   ------------   ------------   ----------
   Revenue                                       $  5,180,200   $  3,529,800   $  1,650,400        46.8%
   Cost of revenue                                    503,700        903,800       (400,100)      (44.3)
                                                 ------------   ------------   ------------
   Gross profit                                     4,676,500      2,626,000      2,050,500        78.1
                                                 ------------   ------------   ------------
   Operating expenses:
   Selling and marketing                            1,523,000      1,383,700        139,300        10.1
   General and administrative                       3,042,100      1,183,600      1,858,500       157.0
   Research and development                         1,277,600      1,500,900       (223,300)      (14.9)
                                                 ------------   ------------   ------------
   Total operating expenses                         5,842,700      4,068,200      1,774,500        43.6
                                                 ------------   ------------   ------------
   Loss from operations                            (1,166,200)    (1,442,200)       276,000        19.1
                                                 ------------   ------------   ------------
   Other income (expense):
   Interest and other income                           41,700         14,700         27,000       183.7
   Interest and other expense                          (4,500)             -         (4,500)        na
                                                 ------------   ------------   ------------
   Total other income                                  37,200         14,700         22,500       153.1
                                                 ------------   ------------   ------------
   Loss before provision for income tax            (1,129,000)    (1,427,500)       298,500        20.9
   Provision for income tax                            18,200              -         18,200         na
                                                 ------------   ------------   ------------
   Net loss                                        (1,147,200)    (1,427,500)       280,300        19.6
   Other comprehensive income                               -          1,000         (1,000)     (100.0)
                                                 ------------   ------------   ------------
   Comprehensive loss                              (1,147,200)    (1,426,500)       279,300        19.6
   Deemed dividends on preferred stock             (4,000,000)             -     (4,000,000)        na
                                                 ------------   ------------   ------------
   Net loss attributable to common shareholders  $ (5,147,200)  $ (1,426,500)  $ (3,720,700)     (260.8)%
                                                 ============   ============   ============

Revenue. Our revenue is primarily derived from product licensing fees and service fees from maintenance contracts. Other sources of revenue include private labeling fees and sales of software development kits. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name. We recognize these fees upon delivery of a private labeling software development kit to the customer. Software development kits are tools that allow end users to develop, interface and brand their own applications for use in conjunction with either our Windows or Unix/Linux products. Currently, we do not generate a significant amount of revenue from private labeling transactions, nor do we anticipate generating a significant amount of revenue from them or from the sale of software development kits during 2007.

The table that follows summarizes product licensing fees for the years ended December 31, 2006 and 2005 and calculates the change in dollars and percentage from 2005 to 2006 in the respective line item.

                             Year Ended December 31,      Increase/(Decrease)
                            -------------------------   ------------------------
   Product licensing fees       2006         2005         Dollars     Percentage
   ----------------------   -----------   -----------   -----------   ----------
   Windows                  $ 1,903,600   $ 2,271,000   $  (367,400)     (16.2)%
   Unix/Linux                 1,609,500     1,501,400       108,100        7.2
                            -----------   -----------   -----------
   Total                    $ 3,513,100   $ 3,772,400   $  (259,300)      (6.9)
                            ===========   ===========   ===========

The table that follows summarizes product licensing fees for the years ended December 31, 2005 and 2004 and calculates the change in dollars and percentage from 2004 to 2005 in the respective line item.

                             Year Ended December 31,      Increase/(Decrease)
                            -------------------------   ------------------------
   Product licensing fees       2006         2005         Dollars     Percentage
   ----------------------   -----------   -----------   -----------   ----------
   Windows                  $ 2,271,000   $ 1,361,600   $   909,400       66.8%
   Unix/Linux                 1,501,400     1,033,600       467,800       45.3
                            -----------   -----------   -----------
   Total                    $ 3,772,400   $ 2,395,200   $ 1,377,200       57.5
                            ===========   ===========   ===========

The changes in both Windows and Unix-based product licensing fees revenue for the years ended December 31, 2006 and 2005 as compared with the respective prior years were reflective of how such revenue varies because a significant portion of this revenue has historically been earned, and continues to be earned from a limited number of significant customers, most of whom are resellers. Consequently, if any of these significant customers change their order level, or fail to order, our product licensing fees revenue can be materially adversely impacted. We expect this situation to continue during 2007.

The decrease in Windows product license revenue for the year ended December 31, 2006, as compared with the prior year, was primarily due to our determination, under our accounting policies, to defer revenue recognition on approximately $637,500 of Windows product purchases made during 2006 by a significant customer. We determined that sufficient vendor specific objective evidence ("VSOE") did not exist for the allocation of revenue to the various elements of these purchases. When such evidence exists, we will recognize revenue from these purchases, however; we expect that future revenue from purchases made by this customer will also be deferred for the foreseeable future. Various increases from several smaller customers partially offset the decrease caused by these deferrals.

The increase in Unix/Linux product license revenue for the year ended December 31, 2006, as compared with the prior year, was primarily due to increased purchases by five of our largest Unix/Linux customers, including Alcatel, our most significant Unix/Linux customer. During 2006, we recognized approximately $253,100 more of Unix/Linux product licensing fees revenue than we did during 2005. Additionally, we recognized approximately $250,000 of Unix/Linux product licensing fees revenue during 2006 relating to an enterprise-wide deployment of GO-Global for Unix by a new enterprise customer. We do not anticipate another order of this size from this customer. Partially offsetting these increases was an approximate $415,800 decrease in Unix/Linux product licensing fee revenue from one of our military resellers, whose orders have been historically sporadic. During 2006, this military reseller placed no orders with us. Although we do anticipate future orders from this military reseller, we can not predict whether they will place as large an order as they did during 2005.

During the year ended December 31, 2005, two of our most significant Windows customers (KitASP and FrontRange) purchased approximately an aggregate $641,300 more Windows product licenses than they did during the prior year. Three other Windows resellers purchased approximately an aggregate $452,400 more Windows product licenses during the year ended December 31, 2005 than they did during the prior year. Partially offsetting these increases were aggregate decreases approximating $184,300 resulting from reduced Windows product licenses purchases from our other customers.

During the year ended December 31, 2005, Alcatel, our most significant Unix customer, purchased approximately $112,600 more Unix product licenses than they did during the prior year. Additionally, a reseller with whom we do business periodically, who resells to the United States military, purchased approximately an aggregate $415,800 of Unix product licenses during the year ended December 31, 2005, as compared with no such purchases during the prior year. Partially offsetting these increases were aggregate decreases approximating $60,600 resulting from reduced Unix product licenses purchases from our other customers.

We anticipate that many of our customers will enter into, and periodically renew, maintenance contracts to ensure continued product updates and support. Currently we offer maintenance contracts for one, two, three or five-year periods. Revenue from maintenance contracts totaled approximately $1,588,300 in 2006 and $1,358,600 in 2005 and was approximately 30.7% and 26.2% of revenue in 2006 and 2005, respectively. We expect revenue from maintenance contracts in 2007 to exceed 2006 levels due to an increase in license sales in 2006 and anticipated renewals in 2007.

For the year ended December 31, 2006, approximately 80.2% of our total sales were made to 35 customers. The three largest of these customers accounted for approximately 20.1%, 16.2% and 9.3%, respectively, of total sales. These three customers' December 31, 2006 year-end accounts receivable balances represented approximately 48.5%, 0.0%, and 7.0% of reported net accounts receivable and included a significant sale made to our largest customer during the last few days of December 2006. By March 5, 2007, we had collected approximately 42% of these outstanding balances. The remaining outstanding balance pertains to one invoice for which the customer has indicated payment will be forthcoming in early April 2007.

For the year ended December 31, 2005, approximately 82.8% of our total sales were made to 26 customers. The three largest of these customers accounted for approximately 16.8%, 16.0% and 11.5%, respectively, of total sales. These three customers' December 31, 2005 year-end accounts receivable balances represented approximately 0.0%, 11.6%, and 6.0% of reported net accounts receivable.

During 2006, we recognized approximately $69,300 of revenue from other items, an increase of $20,100, or approximately 40.9%, from the approximately $49,200 recognized during 2005. The increase was primarily due to the recognition of private labeling fees revenues, which are being recognized ratably over the respective underlying initial contract periods, and resulted from increased sales of private labeling contracts during 2006 and 2005. The sales of private labeling contracts can vary from year to year, depending on the individual customer's requirements. We do not expect private labeling revenue to be significant during 2007.

Cost of Revenue. Cost of revenue consists primarily of the costs of servicing maintenance contracts (inclusive of stock-based compensation expense) and the amortization of capitalized technology developed in-house. Shipping and packaging materials are immaterial as virtually all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United States, research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products.

Costs of revenue for the years ended December 31, 2006 and 2005 represented approximately 10.3% and 9.7% of total revenue, respectively, and was comprised as follows:

                                                Increase (Decrease)
                                             ----------------------
                       2006        2005        Dollars     Percent
                   ----------   ----------   ----------   ---------
   Service costs   $  431,000   $  295,800   $  135,200      45.7%
   Product costs      103,000      207,900     (104,900)    (50.5)
                   ----------   ----------   ----------   ---------
                   $  534,000   $  503,700   $   30,300       6.0
                   ==========   ==========   ==========   =========

The increase in service costs was primarily due to changes in the mix of engineers who were providing customer service, an increase in the amount of time spent providing such services and the January 1, 2006 adoption of FAS No. 123R, as explained elsewhere in this Form 10-KSB. In order to better meet the needs of our customers, as we have sold more maintenance contracts over the course of the last several quarterly reporting periods, during 2006 we increased the number of engineers providing customer service. During 2006 we had up to 13 engineers at any given time involved in various aspects of customer service, whereas during 2005 we had four. Additionally, in accordance with FAS No. 123R, we expensed approximately $17,500 of stock-based compensation expense related to our customer service engineers during 2006. No such expense was recorded during 2005.

Partially offsetting the increase in customer service costs was a decrease in product costs being amortized to cost of revenue as certain elements of our capitalized software became fully amortized during 2005 and others during 2006. We expect both of these trends to continue and overall 2007 cost of revenue to approximate 2006 levels.

Selling and Marketing Expenses. Selling and marketing expenses primarily consist of employee costs (inclusive of stock-based compensation expense), outside services and travel and entertainment expenses.

Selling and marketing expenses for the years ended December 31, 2006 and 2005 represented approximately 31.9% and 29.4% of total revenue, respectively, and were comprised as follows:

                                                            Increase (Decrease)
                                                          ---------------------
                                  2006          2005        Dollars     Percent
                              -----------   -----------   -----------   -------
   Employee costs             $ 1,215,500   $ 1,179,000   $    36,500      3.1%
   Outside services               231,600       195,700        35,900     18.3
   Travel and entertainment       122,000        85,200        36,800     43.2
   Other                           81,500        63,100        18,400     29.2
                              -----------   -----------   -----------   -------
                              $ 1,650,600   $ 1,523,000   $   127,600      8.4
                              ===========   ===========   ===========   =======

The increase in employee costs was primarily the result of recognizing approximately $35,100 of stock-based compensation expense during 2006 in accordance with the January 1, 2006 adoption of FAS No. 123R, as explained elsewhere in this Form 10-KSB. No such compensation expense was recorded during 2005. Also impacting 2006 employee costs were the addition of a new sales engineer and increased medical benefits. These increases were virtually offset by the termination of one sales representative during 2006 and a reduction in bonus commissions earned. We expect 2007 selling and marketing employee costs to be higher than 2006 levels as we hired a new sales representative and a marketing manager during early 2007.

The increase in 2006 outside services was primarily the result of increased activity by our Asian contract sales representative and increased marketing activities. We expect 2007 outside services to be lower than 2006 levels, primarily as a result of bringing some marketing expenses in-house with our new marketing manager during 2007.

Travel and entertainment expenses were higher in 2006 primarily as a result of our more frequent participation in tradeshows and undertaking more field visits to customers and prospects. Of note, we participated in CeBIT in Hannover, Germany during 2006. This is one of, if not the largest, annual technology tradeshows in Europe. Although we attended CeBIT during 2005, we did not set up a display, during 2006 we did. Consequently, our CeBIT participation costs were significantly greater in 2006 than those in 2005. We expect to continue to make more frequent visits to customers and prospects in 2007 and to actively participate in various tradeshows, thus, we expect 2007 selling and marketing related travel and entertainment expense to be higher than 2006 levels.

Based on the above items and trends, we expect aggregate 2007 selling and marketing expenses to be higher than 2006 levels.

General and Administrative Expenses. General and administrative expenses primarily consist of employee costs (inclusive of stock-based compensation expense), amortization and depreciation, legal, professional and other outside services (including those related to realizing benefits from our patent-related assets), rent, travel and entertainment and insurance. Certain costs associated with being a publicly-held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses for the years ended December 31, 2006 and 2005 represented approximately 76.9% and 58.7% of total revenue, respectively, and were comprised as follows:

                                                                 Increase (Decrease)
                                                               ---------------------
                                       2006          2005        Dollars     Percent
                                   -----------   -----------   -----------   -------
   Employee costs                  $ 1,753,700   $ 1,100,900   $   652,800     59.3%
   Depreciation and amortization       904,800       825,900        78,900      9.6
   Legal and accounting                488,400       530,500       (42,100)    (7.9)
   Outside services                    258,400       196,200        62,200     31.7
   Travel and entertainment            187,000        83,800       103,200    123.2
   Rent                                 63,200        52,100        11,100     21.3
   Public costs                         74,900        87,000       (12,100)   (13.9)
   Insurance                           109,900        16,600        93,300    562.0
   Other                               135,600       149,100       (13,500)    (9.1)
                                   -----------   -----------   -----------   -------
                                   $ 3,975,900   $ 3,042,100   $   933,800     30.7
                                   ===========   ===========   ===========   =======

The increase in employee costs was primarily the result of recognizing approximately $337,100 of stock-based compensation expense during 2006 in accordance with the January 1, 2006 adoption of FAS No. 123R, as explained elsewhere in this Form 10-KSB. No such compensation expense was recorded during 2005. Also increasing employee costs was having a full-year's expense associated with three administrative employees who were hired at various times throughout 2005, aggregate salary adjustments made after September 2005 and a severance payment made to our former chief operating officer upon his termination. Additionally, our chief executive's salary and related benefits have been included in employee costs since September 1, 2006, the date he became a full-time employee. We expect 2007 employee costs to be higher than 2006 levels, primarily reflecting a full-year's employment of our chief executive officer.

Depreciation and amortization expense increased in 2006 primarily as a result of increased patent amortization. Costs associated with acquiring our patents from Network Engineering Software were capitalized at various times throughout 2005, thus the cost basis upon which the patent amortization is calculated grew larger throughout 2005. All acquisition costs related to the patents were capitalized as of December 31, 2005 and formed the cost basis for 2006 amortization. We expect 2007 depreciation and amortization to approximate 2006 levels.

Legal and accounting fees were lower in 2006 primarily as a result of hiring an in-house patent attorney during 2005 after the Network Engineering Software acquisition was finalized, to manage the high volume of legal work associated with developing and maintaining our patent portfolio. Such legal fees were approximately $199,800 lower in 2006 than 2005. Partially offsetting this decrease was an approximate $157,800 increase in legal and accounting fees associated primarily with the various Post-Effective Amendments and other filings we made during 2006 with the Securities and Exchange Commission. We expect 2007 legal and accounting fees to exceed 2006 levels primarily resulting from increased legal fees associated with our patents.

Outside services increased during 2006 primarily as a result of increased consulting fees charged to us by our chief executive officer prior to his becoming a full-time employee in 2006. During 2006, our chief executive officer significantly increased his activities in our general business operations in addition to pursuing business development opportunities as they presented themselves. We expect outside services to be significantly lower in 2007 as a result of our chief executive officer becoming a full-time employee effective September 30, 2006. This decrease will be partially offset with costs we will incur during 2007 related to a consulting firm we hired early in 2007 to assist us in the implementation of our Sarbanes-Oxley compliance project.

The increase in travel and entertainment in 2006 was primarily a result of our chief executive officer's travels to our various facilities, as well as travel incurred by management while exploring potential business development opportunities. We expect that 2007 travel and entertainment expenses will be lower than 2006 levels.

The increase in insurance costs was primarily the result of commencing directors and officers' liability coverage during 2006. We expect 2007 levels to approximate 2006 levels as we intend to renew this coverage in 2007.

The ending balance of our allowance for doubtful accounts as of December 31, 2006 and 2005 was $46,800. Bad debts expense was approximately $0 and $2,300 for the years ended December 31, 2006 and 2005, respectively.

We anticipate that cumulative general and administrative expense in 2007 will approximate those incurred during 2006.

 Research and Development Expenses. Research and development expenses consist primarily of employee costs (inclusive of stock-based compensation expense), payments to contract programmers, all costs of GraphOn Research Labs Limited, rent, depreciation and travel and entertainment.

Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to the general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during either 2006 or 2005.

Research and development expenses for the years ended December 31, 2006 and 2005 represented approximately 40.5% and 24.7% of total revenue, respectively, and were comprised as follows:

                                                            Increase (Decrease)
                                                          ---------------------
                                  2006         2005         Dollars     Percent
                              -----------   -----------   -----------   -------
   Employee costs             $ 1,277,400   $   894,800   $   382,600     42.8%
   Outside services               518,600       213,400       305,200    143.0
   Rent                            91,100        64,600        26,500     41.0
   Travel and entertainment        57,800        16,700        41,100    246.1
   Computer supplies               64,500        16,900        47,600    281.7
   Depreciation                    25,100        37,600       (12,500)   (33.2)
   Other                           59,200        33,600        25,600     76.2
                              -----------   -----------   -----------   -------
                              $ 2,093,700   $ 1,277,600   $   816,100     63.9
                              ===========   ===========   ===========   =======

Employee costs for the years ended December 31, 2006 and 2005 are net of $431,000 and $295,800, respectively, of employee costs reported as customer service cost of revenue. The increase in employee costs was primarily due to the hiring of a new vice-president of engineering, the hiring of a President for GraphOn Research Labs Limited, having two additional engineers during 2006, salary adjustments enacted subsequent to September 30, 2005 and increases in employee benefits, which were partially offset by an increase in the customer service costs that were reported as customer service cost of revenue.

Also factoring in the increase to employee costs is stock-based compensation expense. We adopted FAS No. 123R as of January 1, 2006, as explained elsewhere in this form 10-KSB, and as a result, began recording stock-based compensation expense during 2006. Such stock-based compensation expense included in research and development employee costs amounted to approximately $80,700 for 2006. No such expense was recorded during 2005. Based on the above factors, we expect 2007 employee costs to be higher than those recorded during 2006.

The increase in outside services for 2006 was primarily related to the expanded use of consulting engineers to help enhance our product development efforts. Also increasing outside services was fees paid to an executive recruiting agency that assisted us in our search for a new vice-president of engineering. We expect to rely less on outside engineers during 2007 as we invest more of our resources into GraphOn Research Labs Limited's engineering efforts.

Rent increased in 2006 as a result of expanding the size of our engineering facility in New Hampshire and the opening of GraphOn Research Labs Limited's office in Tel Aviv, Israel. We expect rent to be higher in 2007 as we anticipate these changes to be in effect throughout the year.

The increase in travel and entertainment for 2006 was a result of increased travel by our engineers, and our consulting engineers, between our offices and our consultants' offices. We expect 2007 travel and entertainment to exceed 2006 levels primarily as a result of expanding GraphOn Research Labs Limited's operations.

As we increased our product development efforts throughout 2006 we invested more resources into computer supplies, hence, 2006 levels exceeded 2005's. We expect 2007 levels to approximate those of 2006.

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products. We historically have made significant investments in our protocol and in the performance and development of our server-based software and expect to continue to make significant product investments during 2007. We also anticipate increasing the size of our in-house research and development workforce during 2007 so that we may accelerate our efforts to further stabilize and enhance our current product offerings and help determine the extent to which the technology covered by the patents we acquired from Network Engineering Software have application, among other possibilities, to our current GO-Global product line. Consequently, we expect 2007 research and development expense to be higher than 2006 levels.

Interest and Other Income. During 2006 and 2005, the primary component of interest and other income was interest income derived on excess cash. Our excess cash was held in interest bearing money market accounts with minimum net assets greater than or equal to one billion U.S. dollars.

Interest and other income was approximately 1.1% and 0.8% of total revenues for the years ended December 31, 2006 and 2005, respectively. The increase in interest income in 2006 was primarily due to higher average interest rates being earned by our money market account.

Provision for Income Taxes. For the years ended December 31, 2006 and 2005 we recorded current tax provisions of approximately $4,300 and $18,200. At December 31, 2006, we had approximately $42 million of federal net operating loss carryforwards, which will begin to expire in 2010. Also at December 31, 2006, we had approximately $14 million of California state net operating loss carryforwards available to reduce future taxable income, which will began to expire in 2010.

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

Liquidity and Capital Resources

On February 2, 2005, we completed the 2005 private placement, which raised a total of $4,000,000 (inclusive of a $665,000 credit as described below) through the sale of 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock. In a contemporaneous transaction, we acquired Network Engineering Software for 9,599,993 shares of common stock, the assumption of approximately $235,000 of their indebtedness and the reimbursement to AIGH Investment Partners, LLC ("AIGH"), an affiliate of a principal stockholder (Orin Hirschman), of $665,000 for its advance on our behalf of a like sum in December 2004 to settle certain third party litigation against Network Engineering Software. We reimbursed the advance through a partial credit against the price of our securities acquired by AIGH in the 2005 private placement.

As of December 31, 2006, we had consumed approximately $525,300 and $699,000 of the cash raised in the 2005 private placement paying for expenses related to the 2005 private placement and the Network Engineering Software acquisition, respectively. We believe that, as of December 31, 2006, all aggregate costs associated with the 2005 private placement and Network Engineering Software acquisition have been paid, consequently; net proceeds of approximately $2,110,700 from the 2005 private placement ultimately was available for general corporate purposes.

During 2006 our cash and cash equivalents balance decreased by $591,000, primarily as a result of our operations consuming approximately $458,300 of cash during the year. Our reported net loss of $3,035,100 included two significant non-cash items, namely depreciation and amortization of $1,014,600, which was primarily related to amortization of our patents and patent-related assets, and stock-based compensation expense of $470,400. A large source of cash for us during 2006, which under accounting principles generally accepted in the United States, we were unable to recognize as revenue during 2006, thus increasing our net loss, was an aggregate $1,105,600 increase in deferred revenue. Approximately $637,500 of this increase was related to the deferral of Windows product purchases made during 2006 by a significant customer for whom we determined that sufficient VSOE did not exist for the allocation of revenue to the various elements of those purchases. Consequently, we deferred all revenue associated with those purchases until such time that sufficient evidence does exist. We did, however, collect the cash for all of these purchases. The balance of the increase in deferred revenue was primarily attributable to the sale of maintenance service contracts to our various customers.

During 2006, we closely monitored our investing and financing activities, spending approximately $83,200 and $49,500, respectively, in those activities. Our investing activities were primarily comprised of fixed asset purchases, mainly office furniture and computer equipment. Our financing activities expenditures were mainly the payment of the final costs associated with the 2005 private placement.

Our operating activities provided approximately $747,200 of net cash during 2005. This net cash was provided primarily by a $675,600 increase in deferred revenue and $1,065,800 of depreciation and amortization charges during 2005. Partially offsetting these amounts was our $1,147,200 net loss for 2005. We consumed approximately $772,100 of net cash in our 2005 investing activities. This amount was primarily comprised of $699,000 cash disbursed as part of the Network Engineering Software acquisition and $70,600 of general capital expenditures. Our financing activities provided net cash of approximately $2,877,700 during 2005. The majority of this net cash was the result of the 2005 private placement.

We are planning to increase investments in our operations during 2007 and to fund these increases through our cash on hand, as of December 31, 2006, and our 2007 anticipated revenue streams. We are aggressively looking at ways to improve our revenue stream, including through the development of new products and further acquisitions. We continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity. We believe that maintaining our current revenue stream, coupled with our cash on hand, will be sufficient to support our operational plans for 2007.

Cash and cash equivalents
As of December 31, 2006, cash and cash equivalents were approximately $2,937,100 as compared with $3,528,100 as of December 31, 2005. The $458,300 consumed by our operations was the substantial majority of the $591,000 decrease in our cash and cash equivalents. We anticipate that our cash and cash equivalents as of December 31, 2006, together with revenue from 2007 operations will be sufficient to fund our anticipated expenses during the next twelve months. However, due to the inherent uncertainties associated with predicting future operations, there can be no assurances that these resources will be sufficient to fund our anticipated expenses during the next twelve months.

Accounts receivable, net
At December 31, 2006 and 2005, we had approximately $680,400 and $763,300, respectively, in accounts receivable, net of allowances totaling $46,800 at each date. The decrease in our net accounts receivable balance was primarily due to an approximate $320,000 order received from one sporadic customer late in 2005 that was not paid until early 2006. This customer had no outstanding balance with us at year end 2006. Partially offsetting this amount was an approximate $217,200 order received from Alcatel, one of our significant recurring customers, in late 2006 that was not paid as of December 31, 2006. During 2006 we did not write off any receivables. From time to time, we could maintain individually significant accounts receivable balances from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially adversely affected.

Commitments and contingencies
We do not anticipate any material capital expenditure commitments for the next twelve months.

The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space, as previously discussed, and which may fluctuate depending on movements in exchange rates. The table assumes that we will occupy all currently leased facilities for the full term of the underlying leases:

   Year ending December 31,
   2007                       $  175,300
   2008                       $  142,400



   2009                       $   70,900
   2010 and thereafter        $        -

Rent expense aggregated approximately $154,100 and $123,100 for the years ended December 31, 2006 and 2005, respectively.

As a condition of a private placement we closed during 2004, we entered into an Investment Advisory Agreement with Orin Hirschman, a significant stockholder of ours. Pursuant to this agreement, in the event that we complete a transaction with a third party introduced to us by Mr. Hirschman, we shall pay to Mr. Hirschman 5% of the value of that transaction. The agreement, as amended, expires on January 29, 2008.

New Accounting Pronouncements

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in the first fiscal year ending after November 15, 2006. The adoption of SAB 108, effective December 31, 2006, did not have a material impact on our results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158") which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ended after December 15, 2006. The adoption of SFAS 158, effective December 31, 2006, did not have a material impact on our results of operations, cash flows or financial position.

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

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. We adopted FIN 48, effective January 1, 2007, and the cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of January 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our consolidated results of operations or financial condition.

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

We have experienced significant losses since we began operations. We expect to continue to incur losses at least for the near future. We incurred operating losses of approximately $3,083,600 and $1,166,200 for the years ended December 31, 2006 and 2005, respectively. Our expenses have increased as we have begun our efforts to enforce our rights under the patents we acquired in the Network Engineering Software acquisition; however, we cannot give assurance that revenues will increase sufficiently to exceed costs. We do not expect to be profitable in 2007. In future reporting periods, if revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

   If we are unable to generate a positive cash flow from operations, or are unsuccessful in securing external means of financing, we may not be able to continue our operations.

We have not been able to consistently generate positive cash flow from our operations. For the year ended December 31, 2006, we consumed approximately $458,300 net cash in our operations, as compared with generating approximately $747,200 from our operations for the year ended December 31, 2005. We have been financing our operations primarily from selling common and preferred stock. We believe that we have sufficient cash to meet our operating needs throughout 2007 with the cash we raised in the 2005 private placement and the cash we had on hand as of December 31, 2006. However, if we were unable to generate positive cash flow from our operations in future periods or were unable to raise external sources of financing, we might need to discontinue our operations entirely.

   We may not realize the anticipated benefits of acquiring Network Engineering Software.

We acquired Network Engineering Software in January 2005 with the anticipation that we would realize various benefits, including, among other things, licensing revenues through expansion of our product offerings or enhancement of our current product line, ownership of 11 issued patents and another 43 patent applications in process. We may not fully realize some or all of these benefits and the acquisition may result in the diversion of management time and cash resources to the detriment of our core software business. Costs incurred and liabilities assumed in connection with this acquisition could also have an adversely impact our future operating results.

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

Several cases have been selected for review this term by the Supreme Court that involve patent law. In particular, KSR v. Teleflex examines the standard for finding a patent obvious and therefore invalid. One possible outcome is that the standard for invalidating a patent as being obvious may change. Such a result could adversely affect both the validity of our issued patents, and the patentability of our patent applications currently pending in the PTO.

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

   If we determine that any of our intangible assets, including the patents acquired from Network Engineering Software, are impaired, we would be required to write down the value of the asset(s) and record a charge to our income statement, which could have a material adverse effect on our results of operations.

We have a significant amount of intangible assets reported on our balance sheet as of December 31, 2006. We have net balances of approximately $3,630,300 and $5,800 reported as Patents and Capitalized Software, respectively. We review for asset impairment annually, or sooner if events or changes in circumstances indicate that the carrying amounts could be impaired. Due to uncertain market conditions, potential changes in our strategy and product portfolio, and other factors, it is possible that the forecasts we use to support our intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

Our success and business strategy is also dependent in large part on our ability to attract and retain key management and other personnel. The loss of the services of one or more members of our management group and other key personnel, including our Chief Executive Officer, may have a material adverse effect on our business.

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

As regards our intention to maximize the revenue opportunities the portfolio of patents that we acquired from Network Engineering Software:

   o Although we believe the Network Engineering Software patents to be strong, there can be no assurance that they will not be found invalid either in whole or in part if challenged.
   o Invalidation of their broadest claims could result in very narrow claims that do not have the potential to produce meaningful license revenues.
   o Many of the companies that we intend to seek licenses from are very large with significant financial resources. We currently lack the ability to defend our patents against claims of invalidity if such litigation is heavily contested over an extended period of months or even years.

   o We have engaged attorneys that work on our behalf on a contingent fee basis and intend to pursue litigation until a resolution is achieved that is favorable to us. Such attorneys may seek to limit their exposure either by advocating licensing settlements that are not favorable to us or may abandon their efforts on our behalf.
   o Because Network Engineering Software obtained no foreign patents or filed any foreign patent applications, infringing companies may seek to avoid our demand for licenses by moving the infringing activities offshore where U.S. patents cannot be enforced.

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

The market we participate in is intensely competitive, rapidly evolving and subject to technological changes. We expect competition to increase as other companies introduce additional competitive products. In order to compete effectively, we must continually develop and market new and enhanced products and market those products at competitive prices. As markets for our products continue to develop, additional companies, including companies in the computer hardware, software and networking industries with significant market presence, may enter the markets in which we compete and further intensify competition. A number of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, sales, technical, marketing and other resources than we do. We cannot assure you that our competitors will not develop and market competitive products that will offer superior price or performance features, or that new competitors will not enter our markets and offer such products. We believe that we will need to invest increased financial resources in research and development to remain competitive in the future. Such financial resources may not be available to us at the time or times that we need them, or upon terms acceptable to us. We cannot assure you that we will be able to establish and maintain a significant market position in the face of our competition and our failure to do so would adversely affect our business.

ITEM 7.  FINANCIAL STATEMENTS


                             Index to Consolidated Financial Statements


                                                                                                          Page
                                                                                                          ----
Report of Independent Registered Public Accounting Firm                                                     26
Consolidated Balance Sheet as of December 31, 2006                                                          27
Consolidated Statements of Operations for the Years Ended December 31, 2006 and 2005                        28
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2006 and 2005              29
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005                        31
Notes to Consolidated Financial Statements                                                                  32


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheet of GraphOn Corporation and subsidiaries (the "Company") as of December 31, 2006 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility in the period is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ Macias Gini & O'Connell LLP
Macias Gini & O'Connell LLP
Sacramento, California
March 30, 2007

                               GraphOn Corporation
                           Consolidated Balance Sheet
                             As Of December 31, 2006

   Assets
   Current Assets:
   Cash and cash equivalents                                        $  2,937,100
   Accounts receivable, net of allowance
    for doubtful accounts of $46,800                                     680,400
   Prepaid expenses and other assets                                      65,300
                                                                    ------------
   Total Current Assets                                                3,682,800
                                                                    ------------
   Property and equipment, net                                           129,400
   Capitalized software, net                                               5,800
   Patents, net                                                        3,630,300
   Other assets                                                            4,700
                                                                    ------------
   Total Assets                                                     $  7,453,000
                                                                    ============
   Liabilities and Shareholders' Equity
   Current Liabilities:
   Accounts payable                                                 $    232,500
   Accrued expenses                                                      169,200
   Accrued wages                                                         391,600
   Deferred revenue                                                    1,153,100
                                                                    ------------
   Total Current Liabilities                                           1,946,400
                                                                    ------------
   Long Term Liabilities:
   Deferred revenue                                                    1,654,500
                                                                    ------------
   Total Liabilities                                                   3,600,900
                                                                    ------------
   Commitments and contingencies (Note 11)                                     -

   Shareholders' Equity
   Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                               -
   Common stock, $0.0001 par value, 195,000,000 shares
    authorized, 46,819,772 shares issued and outstanding                   4,700
   Additional paid-in capital                                         58,805,700
   Note receivable - shareholder                                        (260,100)
   Accumulated deficit                                               (54,698,200)
                                                                    ------------
   Total Shareholders' Equity                                          3,852,100
                                                                    ------------
   Total Liabilities and Shareholders' Equity                       $  7,453,000
                                                                    ============


           See accompanying notes to consolidated financial statements

                               GraphOn Corporation
                       Consolidated Statements Of Operations

                                                                    For the Year Ended December 31,
                                                                    -------------------------------
                                                                        2006              2005
   Revenue                                                          ------------       ------------
   Product licenses                                                 $  3,513,000       $  3,772,400
   Service fees                                                        1,588,300          1,358,600
   Other                                                                  69,300             49,200
                                                                    ------------       ------------
   Total Revenue                                                       5,170,600          5,180,200
                                                                    ------------       ------------
   Cost of revenue
   Product costs                                                         103,000            207,900
   Service costs                                                         431,000            295,800
                                                                    ------------       ------------
   Total Cost of Revenue                                                 534,000            503,700
                                                                    ------------       ------------
   Gross Profit                                                        4,636,600          4,676,500
                                                                    ------------       ------------
   Operating Expenses
   Selling and marketing                                               1,650,600          1,523,000
   General and administrative                                          3,975,900          3,042,100
   Research and development                                            2,093,700          1,277,600
                                                                    ------------       ------------
   Total Operating Expenses                                            7,720,200          5,842,700
                                                                    ------------       ------------
   Loss from Operations                                               (3,083,600)        (1,166,200)
                                                                    ------------       ------------
   Other Income (Expense)
   Interest and other income                                              57,000             41,700
   Interest and other expense                                             (4,200)            (4,500)
                                                                    ------------       ------------
   Total other income                                                     52,800             37,200
                                                                    ------------       ------------
   Loss Before Provision for Income Tax                               (3,030,800)        (1,129,000)
   Provision for income taxes                                              4,300             18,200
                                                                    ------------       ------------
   Net Loss                                                           (3,035,100)        (1,147,200)
   Deemed dividend on preferred stock                                          -         (4,000,000)
                                                                    ------------       ------------
   Loss Attributable to Common Shareholders                         $ (3,035,100)      $ (5,147,200)
                                                                    ============       ============
   Basic and Diluted Loss per Common Share                          $      (0.07)      $      (0.12)
                                                                    ============       ============
   Weighted Average Common Shares Outstanding                         46,201,791         41,833,535
                                                                    ============       ============


                          See accompanying notes to consolidated financial statements

                               GraphOn Corporation
                 Consolidated Statements Of Shareholders' Equity
                                                                     For the Year Ended December 31,
                                                                     -------------------------------
                                                                         2006               2005
                                                                     ------------       ------------
   Preferred stock - shares outstanding
   Beginning balance                                                            -                  -
   Private placement - preferred stock and warrants                             -            148,148
   Conversion of preferred stock to common                                      -           (148,148)
                                                                     ------------       ------------
   Ending balance                                                               -                  -
                                                                     ============       ============
   Common stock - shares outstanding
   Beginning balance                                                   46,167,047         21,716,765
   Stock conversion - preferred to common                                       -         14,814,800
   Common stock issued - Network Engineering Software acquisition               -          9,599,993
   Employee stock purchase plan issuances                                  52,725             35,489
   Restricted stock awards                                                600,000                  -
                                                                     ------------       ------------
   Ending balance                                                      46,819,772         46,167,047
                                                                     ============       ============
   Common stock - amount
   Beginning balance                                                 $      4,600       $      2,200
   Stock conversion - preferred to common                                       -              1,500
   Common stock issued - Network Engineering Software acquisition               -                900
   Par value of restricted stock awards                                       100                  -
                                                                     ------------       ------------
   Ending balance                                                    $      4,700       $      4,600
                                                                     ------------       ------------
   Additional paid-in capital
   Beginning balance                                                 $ 58,342,700       $ 46,930,700
   Private placement proceeds - preferred stock and warrants                    -          4,000,000
   Costs of private placement - preferred stock and warrants                    -           (525,300)
   Deemed dividend - preferred shareholders                                     -          3,136,000
   Accreted dividend - preferred shareholders                                   -            864,000
   Agency fees - agent's warrants                                               -           (251,400)
   Non-cash contribution - agent's warrants                                     -            251,400
   Conversion of preferred stock to common                                      -             (1,500)
   Issuance of stock for Network Engineering Software acquisition               -          3,915,900
   Stock-based compensation expense                                       464,200              8,900
   Employee stock purchase plan issuances                                   8,500             10,000
   Par value of restricted stock awards                                      (100)                 -
   Other                                                                   (9,600)             4,000
                                                                     ------------       ------------
   Ending balance                                                    $ 58,805,700       $ 58,342,700
                                                                     ------------       ------------
   Deferred compensation
   Beginning balance                                                 $     (6,200)      $          -
   Issuance of options                                                          -             (8,900)
   Amortization of deferred compensation expense                            6,200              2,700
                                                                     ------------       ------------
   Ending balance                                                    $          -       $     (6,200)
                                                                     ------------       ------------
   Directors' notes receivable
   Beginning balance                                                 $          -       $    (50,300)
   Note payments - directors                                                    -             50,300
                                                                     ------------       ------------
   Ending balance                                                    $          -       $          -
                                                                     ------------       ------------





   Shareholder note receivable
   Beginning balance                                                 $   (260,100)      $          -
   Reclassification of note from related party to shareholder                   -           (350,000)
   Note payments - shareholder                                                  -             89,900
                                                                     ------------       ------------
   Ending balance                                                    $   (260,100)      $   (260,100)
                                                                     ------------       ------------
   Accumulated other comprehensive loss
   Beginning balance                                                 $          -       $       (400)
   Foreign currency translation                                                 -                  -
   Translation write off - liquidation of subsidiary                            -                400
                                                                     ------------       ------------
   Ending balance                                                    $          -       $          -
                                                                     ------------       ------------
   Accumulated deficit
   Beginning balance                                                 $(51,663,100)      $(46,515,900)
   Deemed dividend - beneficial conversion feature                              -         (3,136,000)
   Accreted dividend - discount on private placement                            -           (864,000)
   Net loss                                                            (3,035,100)        (1,147,200)
                                                                     ------------       ------------
   Ending balance                                                    $(54,698,200)      $(51,663,100)
                                                                     ------------       ------------
   Total Shareholders' Equity                                        $  3,852,100       $  6,417,900
                                                                     ============       ============


                     See accompanying notes to consolidated financial statements

                                          GraphOn Corporation
                                Consolidated Statements Of Cash Flows

                                                                           For the Year Ended December 31,
                                                                           -------------------------------
   Cash Flows From Operating Activities:                                       2006               2005
                                                                           ------------       ------------
   Net loss                                                                $ (3,035,100)      $ (1,147,200)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
   Depreciation and amortization                                              1,014,600          1,065,800
   Amortization of deferred compensation                                              -              2,700
   Stock option compensation expense                                            470,400                  -
   Repayment of directors' notes receivable                                           -             50,300
   Interest accrued on directors' notes receivable                                    -               (300)
   Proceeds from accrued interest on directors' notes receivable                      -              4,300
   Proceeds from note receivable - shareholder                                        -             89,900
   Proceeds from accrued interest on note receivable shareholder                      -             12,600
   Interest accrued on note receivable shareholder                               (9,600)           (12,600)
   Changes in operating assets and liabilities:
       Accounts receivable                                                       82,900           (244,400)
       Prepaid expenses and other assets                                        (21,600)           (19,600)
       Accounts payable                                                         110,500             51,300
       Accrued expenses                                                           7,100             (5,800)
       Accrued wages                                                            (93,100)           224,600
       Deferred revenue                                                       1,015,600            675,600
                                                                           ------------       ------------
   Net Cash Provided By (Used In) Operating Activities:                        (458,300)           747,200
                                                                           ------------       ------------
   Cash Flows Provided By (Used In) Investing Activities:
   Acquisition costs - Network Engineering Software                                   -           (699,000)
   Capital expenditures                                                         (85,800)           (70,600)
   Other assets                                                                   2,600             (2,500)
                                                                           ------------       ------------
   Net Cash Used In Investing Activities:                                       (83,200)          (772,100)
                                                                           ------------       ------------
   Cash Flows Provided By (Used In) Financing Activities:
   Proceeds from sale of common stock under ESPP                                  8,500             10,000
   Proceeds from private placement of preferred stock and warrants                    -          3,335,000
   Costs of private placement of preferred stock and warrants                   (58,000)          (467,300)
                                                                           ------------       ------------
   Net Cash Provided By (Used In) Financing Activities:                         (49,500)         2,877,700
                                                                           ------------       ------------
   Net Increase (Decrease) in Cash and Cash Equivalents                        (591,000)         2,852,800
   Cash and Cash Equivalents, beginning of period                             3,528,100            675,300
                                                                           ------------       ------------
   Cash and Cash Equivalents, end of period                                $  2,937,100       $  3,528,100
                                                                           ============       ============


                        See accompanying notes to consolidated financial statements

GraphOn Corporation
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

The Company. GraphOn Corporation (the "Company") was founded in May 1996 and is incorporated in the state of Delaware. The Company's headquarters are currently in Santa Cruz, California. The Company develops, markets, sells and supports business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use by Independent Software Vendors (ISVs), corporate enterprises, governmental and educational institutions, and others, primarily in the United States, Asia and Europe.

Basis of Presentation and Use of Estimates. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the "Company"), significant intercompany accounts and transactions are eliminated upon consolidation. In the Company's opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of only normal recurring adjustments to fairly state the Company's financial position, results of operations and cash flows for the periods indicated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the amount of stock-based compensation expense, the allowance for doubtful accounts, the estimated lives of intangible assets, depreciation of fixed assets, accruals for liabilities and others. Actual results could differ materially from those estimates.

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

Patents. The patents acquired in the Network Engineering Software acquisition are being amortized over their estimated remaining economic lives, currently estimated to be approximately 4 years, as of December 31, 2006. Costs associated with filing, documenting or writing patents are expensed as incurred.

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

Revenue. The Company markets and licenses products through various means, such as; channel distributors, independent software vendors ("ISVs"), value-added resellers ("VARs") (collectively "resellers") and direct sales to enterprise end users. Its product licenses are generally perpetual. The Company also separately sells maintenance contracts, which are comprised of license updates and customer service access, private-label branding kits, software developer kits ("SDKs") and product training services.

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

Revenue recognized on software arrangements involving multiple elements is allocated to each element of the arrangement based on vendor-specific objective evidence ("VSOE") of the fair values of the elements; such elements include licenses for software products, maintenance, or customer training. The Company limits assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately.

If sufficient VSOE of fair value does not exist, so as to permit the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. If evidence of VSOE of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Certain resellers inventory licenses they intend to resell, bundled together with maintenance that provides the reseller with license updates and customer service. Upon receipt of the order, if all other revenue recognition criteria outlined above have been met, product licensing revenue is recognized when the reseller is given access to the licensed program(s). The resellers are generally required to provide periodic (monthly or quarterly) sell-through reports that detail, for the respective period, various items, such as the number of licenses purchased, the number sold to other parties and the ending balance of licenses held as inventory available for future sale. The recognition of maintenance revenue for these resellers is based on estimated reseller inventory turnover levels, which are reconciled to actual upon receipt of the sell-through report. Estimated reseller inventory turnover levels are calculated on a first-in, first-out basis utilizing the Company's shipping and license activation records, purchase orders and other available customer information.

There are no rights of return granted to resellers or other purchasers of the Company's software programs.

Revenue is recognized from maintenance contracts ratably over the related contract period, which generally ranges from one to five years.

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

Fair Value of Financial Instruments. The fair value of the Company's cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relative short maturities of these items. The carrying amount reported on the balance sheet for the note receivable
- shareholder reflects the current principal balance remaining to be repaid to the Company. The estimated fair value is based on the Company's estimates of interest rates on similar instruments.

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

Stock-Based Incentive Programs. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). The Company did not recognize compensation cost related to stock options granted to its employees and non-employee directors that had an exercise price equal to or above the market value of the underlying common stock on the date of grant in its consolidated statement of operations and comprehensive loss prior to January 1, 2006.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" and related interpretations ("FAS No. 123R") using the modified prospective transition method. Under that method, compensation cost recognized in the year ended December 31, 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS No. 123R.

Results for prior periods have not been restated.

As a result of adopting FAS No. 123R on January 1, 2006, the Company's loss from operations, loss before provision for income taxes and net loss for the year ended December 31, 2006 are each $470,400 higher than if the Company had continued to account for stock-based compensation under APB No. 25.

Pro Forma Information under FAS No. 123 for Periods Prior to January 1, 2006

The following table illustrates what the effect would have been on net loss and loss per share if the Company had applied the fair value recognition provisions of FAS No. 123 to stock-based awards in the year ended December 31, 2005:

                                                            Year Ended
                                                         December 31, 2005
                                                         -----------------
   Net loss, as reported:                                $      (1,147,200)
   Less: deemed preferred dividends                             (4,000,000)
   Deduct: total stock-based compensation expense
    determined under the fair-value method for all
    awards, net of related tax effects                            (425,000)
                                                         -----------------
   Pro forma net loss                                    $      (5,572,200)
                                                         =================
   Basic and diluted loss per share
   As reported                                           $           (0.12)
   Pro forma                                             $           (0.13)

For purposes of the pro forma calculations, the fair value of each option was estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no dividends, expected volatility of 60%, a risk free interest rate range of 1.5% to 2.5% and an expected term of five years. The weighted average fair value of stock-based awards granted during 2005 was $0.45. No stock options were exercised during 2005 and forfeitures were recognized as they occurred.

Valuation and Expense Information under FAS No. 123R

The Company recorded stock-based compensation expense of $470,400 in the year ended December 31, 2006. As required by FAS No. 123R, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the stock-based compensation expense recorded during the year ended December 31, 2006 by income statement classification:

                                                Year Ended
    Income statement classification          December 31, 2006
    -------------------------------          -----------------
    Cost of revenue                          $          17,500
    Selling and marketing expense                       35,100
    General and administrative expense                 337,100
    Research and development expense                    80,700
                                             -----------------
                                             $         470,400
                                             =================

In connection with the adoption of FAS No. 123R, the Company estimated the fair value of each stock-based award and employee stock purchase plan ("ESPP") share granted during the year ended December 31, 2006 on the date of grant using a binomial model, with the following assumptions: no dividends, risk-free annual interest rates ranging from 4.46% to 5.02%, estimated forfeiture rates ranging from 5% to 10%, an estimated exercise factor of 10%, expected volatility ranging from 153% to 159% and an expected term of 7.5 years (6 months for ESPP shares - see below).

The Company does not anticipate paying dividends on its common stock for the foreseeable future. The Company used the average historical volatility of its daily closing price since it went public (July 13, 1999) through the end of each quarterly reporting period during 2006 as the basis of its calculation for stock-based compensation expense.

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

For grants made during the year ended December 31, 2006, the weighted average fair value of stock-based awards was $0.21 and for ESPP shares was $0.14.

The following table presents a summary of the status and activity of the Company's stock options and stock awards for the year ended December 31, 2006.

                                                                            Weighted Average
                                                                               Remaining
                                                       Weighted Average     Contractual Term        Aggregate
                                            Shares      Exercise Price          (Years)          Intrinsic Value
                                         -----------    --------------     ------------------    ---------------
   Outstanding - December 31, 2005        5,716,268        $   0.53
   Granted                                2,385,000        $   0.21
   Exercised                                      -               -
   Forfeited or expired                    (224,655)       $   0.37
                                         -----------
   Outstanding - December 31, 2006        7,876,613        $   0.45               7.35              $   23,400
                                         ===========

During the year ended December 31, 2006, the Company granted an aggregate 1,385,000 stock options to its directors, executives and employees, and 600,000 service-based restricted stock awards and an aggregate 400,000 performance vested restricted stock awards (together, the "restricted stock awards") to a non-executive employee. The weighted average grant date fair value of all restricted stock awards was $0.16 and such value is excluded from the weighted average exercise price of options and awards granted in the preceding table as such restricted stock awards do not have an exercise price. No restricted stock awards were outstanding as of December 31, 2005. The weighted average remaining contractual term of the restricted stock awards is approximately 1.5 years and is excluded from the weighted average remaining contractual term of the outstanding options and awards as of December 31, 2006 in the preceding table. The aggregate intrinsic value of the restricted stock awards is approximately $60,000 and is excluded from the aggregate intrinsic value of the outstanding options and awards as of December 31, 2006 in the preceding table.

Of the options and awards outstanding as of December 31, 2006, 4,732,724 were vested, 3,021,693 were estimated to vest in future periods and 122,200 were estimated to be forfeited prior to their vesting.

Generally, all options are exercisable immediately upon grant and they vest ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

No stock options were exercised during the year ended December 31, 2006. As of December 31, 2006, there was approximately $539,100 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

Earnings Per Share of Common Stock. SFAS No. 128, "Earnings Per Share," provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2006 and 2005, 20,325,817 and 19,022,157 shares, respectively, of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive.

Comprehensive Loss. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. The individual components of comprehensive income
(loss) are reflected in the consolidated statement of operations. For the years ended December 31, 2006 and 2005, comprehensive income (loss) was comprised of foreign currency translation gains.

New Accounting Pronouncements. In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in the first fiscal year ending after November 15, 2006. The adoption of SAB 108, effective December 31, 2006, did not have a material impact on the Company's results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158") which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end balance sheet, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ended after December 15, 2006. The adoption of SFAS 158, effective December 31, 2006, did not have a material impact on the Company's results of operations, cash flows or financial position.

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

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company adopted FIN 48, effective January 1, 2007, and the cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of January 1, 2007. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated results of operations or financial condition.

2.  Patents (Network Engineering Software Acquisition)

On January 31, 2005, the Company acquired all of the outstanding common stock of Network Engineering Software in exchange for 9,599,993 shares of the Company's common stock, valued at $3,916,800, and approximately $897,800 in cash payments to settle various claims against Network Engineering Software prior to the acquisition.

Approximately $665,000 of the $897,800 cash payments was made in December 2004 by AIGH Investment Partners, LLC ("AIGH"), an affiliate of a principal stockholder (Orin Hirschman), to settle, on the Company's behalf, certain third party litigation against Network Engineering Software. The Company reimbursed this amount through a partial credit against the price of its securities acquired by AIGH in the 2005 private placement (See Note 3).

The Company incurred $525,800 of transaction costs, resulting in a purchase price of $5,340,400. The acquisition was accounted for as a business combination, in accordance with SFAS No. 141, "Business Combinations." Accordingly, the assets acquired (primarily consisting of patents, patent applications, and in-process patent applications) have been recorded at their estimated fair value. The results of operations of Network Engineering Software are included in the Company's statement of operations for the year ended December 31, 2005.

In connection with the acquisition, the Company recorded a deferred tax liability of $2,151,200, resulting from a difference between the tax basis and financial statement basis of the assets acquired. Furthermore, the Company recorded a corresponding $2,151,200 reduction in its valuation allowance on its deferred tax assets to reflect management's estimate that it is more likely than not that the Company will realize the tax benefits from utilization of certain of its tax net operating loss carryforwards from future reversals of the taxable temporary differences arising from the Network Engineering Software acquisition. These amounts, which have a current book value of $1,452,100 as of December 31, 2006, have been netted together on the Company's consolidated balance sheet.

The estimated cost of the patent related assets is being amortized over its estimated remaining four year life, as of December 31, 2006, using the straight-line method. For the years ended December 31, 2006 and 2005, approximately $889,000 and $821,000, respectively, of amortization was charged against the cost of the patent related assets. The Company anticipates charging approximately $889,000 of amortization against the cost of the patent related assets in each of the years ended December 31, 2007, 2008, 2009 and 2010 and approximately $74,000 in the year ended December 31, 2011.

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

As of December 31, 2006 Patents were comprised as follows:

   Patents and patent-related assets       $ 5,340,400
   Less: accumulated amortization            1,710,100
                                           -----------
                                           $ 3,630,300
                                           ===========

3.  Deemed Dividends on Preferred Stock

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

4.  Property and Equipment.

Property and equipment of December 31, 2006 consisted of the following:

   Equipment                                             $  999,700
   Furniture                                                276,700
   Leasehold improvements                                    50,300
                                                         ----------
                                                          1,326,700
   Less: accumulated depreciation and amortization        1,197,300
                                                         ----------
                                                         $  129,400
                                                         ==========

5.  Capitalized Software.

Capitalized software as of December 31, 2006 was comprised of the following:

   Capitalized software development costs       $  719,500
   Less: accumulated amortization                  713,700
                                                ----------
                                                $    5,800
                                                ==========

6.  Accrued Liabilities.

Accrued liabilities as of December 31, 2006 consisted of the following:

   Professional fees         $  132,500
   Provision for taxes           22,500
   Other                         14,200
                             ----------
                             $  169,200
                             ==========

7.  Note Receivable - Shareholder.

On October 6, 2004, the Company entered into a letter of intent to acquire Network Engineering Software (see Note 2). The Company contemporaneously loaned $350,000 to Ralph Wesinger, Network Engineering Software's majority shareholder, to fund his purchase of all their common stock then owned by another person. The Company received Mr. Wesinger's 5-year promissory note, which bears interest at a rate of 3.62% per annum and which was secured by his approximately 65% equity interest in Network Engineering Software, to evidence this loan. Mr. Wesinger also agreed that the Company would receive 25% of the gross proceeds of any sale or transfer of any of Mr. Wesinger's Network Engineering Software's shares, which shall be applied in reduction of the then outstanding balance of his note, until the note is paid in full or becomes due, whichever occurs first. The Company has the option to accelerate the maturity date of this note upon the occurrence of certain events.

Upon completion of the Company's acquisition of Network Engineering Software (see Note 2), the 52,039 shares of Network Engineering Software common stock collateralizing the note receivable were replaced by 4,830,207 shares of the Company's common stock. As of December 31, 2006, 1,500,000 of such shares had been sold; resulting in payments to the Company of approximately $89,900 and $15,600, principal and interest, respectively, and 3,330,207 shares collateralized the note.

8.  Stockholders' Equity.

Common Stock. During 2005 the Company issued 148,148 shares of Series A preferred stock and five-year warrants to purchase 74,070 shares of Series B preferred stock as part of the 2005 private placement (See Note 3) that raised gross proceeds of $4,000,000, which were offset by costs aggregating approximately $1,888,200.

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

Also during 2005, the Company acquired Network Engineering Software (See Note 2) for 9,599,993 shares of common stock, the assumption of approximately $235,000 of Network Engineering Software's indebtedness and the reimbursement to AIGH Investment Partners, LLC ("AIGH"), an affiliate of a principal stockholder (Orin Hirschman), of $665,000 for its advance on the Company's behalf of a like sum in December 2004 to settle certain third party litigation against Network Engineering Software. This reimbursement was effected by a partial credit against the price of the securities acquired by Mr. Hirschman in the 2005 private placement (See Note 3).

During 2006 and 2005, the Company issued 52,725 and 35,489 shares of common stock, respectively, to employees in connection with the Employee Stock Purchase Plan, resulting in net cash proceeds of $8,500 and $10,000, respectively.

During 2006, the Company awarded 600,000 service-based restricted shares of common stock to a non-executive employee, upon that employee's hiring, under the terms of its 2005 Equity Incentive Plan. Approximately $13,200 of stock-based compensation expense related to these restricted shares was recognized as a component of research and development expenses during 2006. The Company also awarded an aggregate 400,000 performance vested restricted shares to the same employee under the terms of its 2005 Equity Incentive Plan. Approximately $6,900 of stock-based compensation expense was recognized as a component of research and development expense during 2006 related to the performance vested restricted shares (See Note 1).

Note Receivable - Shareholder.  See Note 7.

Stock Purchase Warrants. As of December 31, 2006, the following common stock warrants were issued and outstanding:

   Issued with respect to:   Shares subject to warrant     Exercise price      Expiration date
   -----------------------   -------------------------     --------------      ---------------
   2004 Private placement           2,750,000                  $ 0.33                 01/09
   2004 Private placement             470,000                  $ 0.23                 01/09




   2005 Private placement           8,147,700                  $ 0.40                 02/10
   2005 Private placement           1,481,500                  $ 0.27                 02/10

1996 Stock Option Plan. In May 1996 the Company's 1996 Stock Option Plan (the "96 Plan") was adopted by the board and approved by the stockholders. The 96 Plan is restricted to employees, including officers, and to non-employee directors. As of December 31, 2006, the 96 Plan has expired and no future options may be granted from this plan.

As of December 31, 2006, options to purchase 105,534 shares of common stock were outstanding.

1998 Stock Option/Stock Issuance Plan. In June 1998 the Company's 1998 Stock Option/Stock Issuance Plan (the "98 Plan") was adopted by the board and approved by the stockholders. Pursuant to the terms of the 98 Plan, options or stock may be granted and issued, respectively, to officers and other employees, non-employee board members and independent consultants who render services to the Company. As of December 31, 2006, the Company is authorized to issue up to 4,455,400 options or stock in accordance with the terms of the 98 Plan, as amended.

Under the 98 Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant. The purchase price of stock issued under the 98 Plan shall also not be less than 85% of the fair market value of the Company's stock on the date of issuance or as a bonus for past services rendered to the Company. As of December 31, 2006, options to purchase 3,840,989 shares of common stock were outstanding, 323,904 options had been exercised, 248,157 shares of common stock had been issued directly under the 98 Plan, an aggregate 40,558 unvested options and common stock previously issued had been repurchased and 82,908 shares remained available for grant/issuance. The Company did not issue any direct shares under the 98 Plan in either 2006 or 2005, and does not anticipate issuing any direct shares in 2007 under the 98 Plan.

Supplemental Stock Option Plan. In May 2000, the board approved an additional stock option plan (the "Supplemental Plan"). Pursuant to the terms of the Supplemental Plan, options are restricted to employees who are neither officers nor directors at the grant date. As of December 31, 2006, the Company is authorized to issue up to 400,000 shares in accordance with the terms of the Supplemental Plan.

Under the Supplemental Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company's common stock, at least 110% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 2006, options to purchase 371,000 shares of common stock were outstanding and 29,000 remained available for issuance under the Supplemental Plan.

NES Stock Option Plan. In January 2005, the board approved an additional stock option plan (the "NES Plan"). Pursuant to the terms of the NES Plan, options are restricted to a named employee who was neither an officer nor director at the grant date. The Company is authorized to issue up to 1,000,000 shares in accordance with the terms of the NES Plan.

Under the NES Plan the exercise price of options granted is to be equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2006, options to purchase 1,000,000 shares of common stock were outstanding and none remained available for issuance under the NES Plan.

GG Stock Plan. In February 2005, the board approved an additional stock option plan (the "GG Plan"). Pursuant to the terms of the GG Plan, options are restricted to a named employee who was neither an officer nor director at the grant date. The Company is authorized to issue up to 250,000 shares in accordance with the terms of the GG Plan.

Under the GG Plan the exercise price of options granted is to be equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2006, options to purchase 250,000 shares of common stock were outstanding and none remained available for issuance under the GG Plan.

2005 Equity Incentive Plan. In December 2005, the Company's 2005 Equity Incentive Plan (the "05 Plan") was adopted by the board and approved by the stockholders. Pursuant to the terms of the 05 Plan, options or performance vested stock may be granted to officers and other employees, non-employee board members and independent consultants and advisors who render services to the Company. The Company is authorized to issue up to 3,500,000 options or performance vested stock in accordance with the terms of the 05 Plan.

In the case of a performance vested stock award, the entire number of shares subject to such award would be issued at the time of the grant and subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board. For awards based on time, should the grantee's service to the Company end before full vesting occurred, all unvested shares would be forfeited and returned to the Company. In the case of awards granted with vesting provisions based on specific performance conditions, if those conditions are not met, then all shares would be forfeited and returned to the Company. Until forfeited, all shares issued under a performance vested stock award would be considered outstanding for dividend, voting and other purposes.

Under the 05 Plan the exercise price of non-qualified stock options granted is to be no less than 100% of the fair market value of the Company's common stock on the date the option is granted. The exercise price of incentive stock options granted is to be no less than 100% of the fair market value of the Company's common stock on the date the option is granted provided, however, that if the recipient of the incentive stock option owns greater than 10% of the voting power of all shares of the Company's capital stock then the exercise price will be no less than 110% of the fair market value of the Company's common stock on the date the option is granted. The purchase price of the performance-vested stock issued under the 05 Plan shall also not be less than 100% of the fair market value of the Company's common stock on the date the performance-vested stock is granted. As of December 31, 2006, options to purchase 1,309,090 shares of common stock were outstanding, awards of 1,000,000 shares of restricted common stock had been granted and 1,190,910 remained available for issuance.

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

Pursuant to the terms of the ESPP, shares of common stock are offered through a series of successive offering periods, each with a maximum duration of six months beginning on the first business day of February and August each year. The purchase price of the common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of such shares on the start date of an offering period or the fair market value of such shares on the last day of such offering period. As of December 31, 2006, the ESPP is authorized to offer for sale to participating employees 300,000 shares of common stock, of which, 256,270 shares have been purchased and 43,730 are available for future purchase.

During 2006 stock-based compensation expense related to the stock purchased through the ESPP aggregated approximately $5,600, of which $400 was charged to cost of sales, $400 to sales and marketing expenses, $2,300 to general and administrative expenses and $2,500 to research and development expenses.

A summary of the status of the Company's stock option plans as of December 31, 2006 and 2005, and changes during the years then ended is presented in the following table:

                                                        2006                                  2005
                                         ----------------------------------     ----------------------------------
                                                           Weighted Average                       Weighted Average
   Options Outstanding                      Shares          Exercise Price         Shares          Exercise Price
   ---------------------------------     -------------     ----------------     -------------     ----------------
   Beginning                               5,716,268            $ 0.53            2,965,268            $ 0.56
   Granted (1)                             1,385,000            $ 0.21            2,751,000            $ 0.50
   Exercised                                       -                 -                    -                 -
   Forfeited                                (224,655)           $ 0.37                    -                 -
                                         -------------                          -------------
   Ending                                  6,876,613            $ 0.45            5,716,268            $ 0.53
                                         =============                          =============
   Exercisable at year-end                 6,876,613            $ 0.45            5,716,268            $ 0.53
                                         =============                          =============
   Weighted average fair value of
   options granted during the period                            $ 0.18                                 $ 0.29

        (1) Does not include 1,000,000 shares of restricted common stock awarded during
            2006. Of such shares, 600,000 are considered outstanding as of their award date for voting and other purposes. The weighted average award date fair value of the restricted common stock awards was $0.16 and such value is excluded from the weighted average exercise price and weighted average fair value of options granted in the preceding table. No restricted common stock awards were outstanding as of December 31, 2005 and no such awards were cancelled during the year then ended.

The following table summarizes information about stock options outstanding as of December 31, 2006:

                                           Options Outstanding                                      Options Exercisable
                      ----------------------------------------------------------------   -------------------------------------
                                                                          Weighted
      Range of        Number Outstanding   Weighted Average Remaining      Average       Number Exercisable   Weighted Average
    Exercise Price       at 12/31/06           Contractual Life         Exercise Price       at 12/31/06      Exercise Price
   ----------------   ------------------   --------------------------   --------------   ------------------   ----------------
   $ 0.01  -  0.18         1,317,500              6.86   Yrs.              $  0.14            1,317,500            $  0.14
   $ 0.19  -  0.34         1,799,094              8.24   Yrs.              $  0.26            1,799,094            $  0.26
   $ 0.35  -  0.41           558,926              4.07   Yrs.              $  0.40              558,926            $  0.40
   $ 0.42  -  0.43         1,285,848              8.07   Yrs.              $  0.43            1,285,848            $  0.43
   $ 0.44  -  0.54         1,250,000              8.09   Yrs.              $  0.48            1,250,000            $  0.48
   $ 0.55  -  7.31           665,245              5.88   Yrs.              $  1.60              665,245            $  1.60
                      ------------------                                                 ------------------
                           6,876,613              7.35   Yrs.              $  0.45            6,876,613            $  0.45
                      ==================                                                 ==================

As of December 31, 2006 there were 1,000,000 restricted common stock awards outstanding. The weighted average grant date fair value of the restricted common stock awards was $0.16 and the weighted average remaining contractual term was approximately 1.5 years.

9. Income Taxes.

The components of the provision for income taxes consisted of the following:

                 For the Year Ended
                    December 31,
               -----------------------
                  2006          2005
   Current     ---------     ---------
   Federal     $       -     $  10,300
   State               -         7,900
   Foreign         4,300             -
               ---------     ---------
                   4,300        18,200
               ---------     ---------
   Deferred
   Federal             -             -
   State               -             -
   Foreign             -             -
               ---------     ---------
                       -             -
               ---------     ---------
   Total       $   4,300     $  18,200
               =========     =========

The following summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34%:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                      2006             2005
                                                  ------------     ------------
   Federal income tax at statutory rate           $ (1,027,900)    $   (383,900)
   State income taxes, net of federal benefit                -          (65,500)
   Tax benefit not currently recognizable              871,900          449,400
   Stock-based compensation expense                    152,500                -
   Other                                                 7,800           18,200
                                                  ------------     ------------
   Provision for income tax                       $      4,300     $     18,200
                                                  ============     ============

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes, as follows:

                                                 December 31,
                                        -----------------------------
                                            2006             2005
                                        ------------     ------------
   Net operating loss carryforwards     $ 15,053,000     $ 14,988,000
   Tax credit carryforwards                  918,000          806,000
   Capitalized software                       (2,000)         (32,000)
   Depreciation and amortization             910,000          717,000
   Basis difference                       (1,452,000)      (1,808,000)
   Reserves and other                      1,189,000          782,000
                                        ------------     ------------
   Total deferred tax asset               16,616,000       15,453,000
   Valuation allowance                   (16,616,000)     (15,453,000)
                                        ------------     ------------
   Net deferred tax asset               $          -     $          -
                                        ============     ============

For financial reporting purposes, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2006 and 2005. The net change in valuation allowance was $1,163,000 and $(1,246,000) for the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company had approximately $42 million of federal net operating loss carryforwards and approximately $14 million of California state net operating loss carryforwards available to reduce future taxable income, each of which will expire at various times beginning in 2010 and ending in 2026.

In 1998, the Company experienced a "change of ownership" as that term is defined by the provisions of the Tax Reform Act of 1986. As such, utilization of the Company's net operating loss carryforwards through 1998 will be limited to $400,000 per year until such carryforwards are fully utilized or expire.

10. Concentration of Credit Risk.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, trade receivables and notes receivable. The Company places cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2006, the Company had approximately $2,798,600 of cash and cash equivalents with financial institutions, in excess of FDIC insurance limits.

For the year ended December 31, 2006, approximately 80.2% of the Company's total sales were made to 35 customers. The three largest of these customers accounted for approximately 20.1%, 16.2% and 9.3%, respectively, of total sales. These three customers' December 31, 2006 year-end accounts receivable balances represented approximately 48.5%, 0.0%, and 7.0% of reported net accounts receivable and included a significant sale made to the Company's largest customer during the last few days of December 2006.

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

Approximately 3,330,207 shares of the Company's common stock collateralized the note receivable - shareholder (see Note 7), as of December 31, 2006, which bears interest at 3.62% per annum and matures in 2009. The Company reviews the collectibility of the note on a regular basis.

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

During September 2006, the Company renewed the lease for its office space in Concord, New Hampshire, for a three-year term, which is cancelable upon 180-days written notice. Additionally, the Company increased the space it is renting by approximately 2030 square feet, to 5,560 square feet, from 3,530 square feet. Rent on the Concord facility will approximate $8,400 per month throughout the duration of the lease renewal.

During 2006 the Company occupied approximately 800 square feet of office space in Rolling Hills Estates, California, under a one-year lease that expired during February 2007. Upon its expiration, the Company negotiated a month-to-month lease, which commenced in March 2007, for the same premises with the landlord. Under the terms of the lease, monthly rental payments are approximately $1,400.

The Company has also been renting approximately 250 square feet of office space in Berkshire, England, United Kingdom under a lease that runs through March 2007. This lease will automatically renew for an additional six-month period that will commence in April 2007. Rent on this office, which can fluctuate depending on exchange rates, is approximately $400 per month.

In August 2006 the Company entered into a two-year lease for approximately 1,370 square feet of office space in Tel Aviv, Israel. Monthly rent on this office is approximately $2,800, which rate is subject to fluctuation, depending on exchange rates. The Company has an option to extend this lease for one additional year.

Future minimum lease payments, which may fluctuate depending on movements in exchange rates, under all leases in effect as of December 31, 2006 that have remaining minimum lease terms of at least one year, assuming the Company will occupy the respective lease's facilities throughout the remainder of each lease, are as follows:

    Year ending December 31,
    2007                           $  172,700
    2008                           $  142,400
    2009                           $   70,900
    2010 and thereafter            $        -

Rent expense aggregated approximately $154,100 and $123,100 for the years ended December 31, 2006 and 2005, respectively.

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

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. Generally, the term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2006.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

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

12.  Employee 401(k) Plan.

In December 1998, the Company adopted a 401(k) Plan (the Plan) to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2006 and 2005, the Company contributed a total of approximately $38,600 and $21,500, to the Plan, respectively.

13. Supplemental Disclosure of Cash Flow Information.

The following is supplemental disclosure for the statements of cash flows.

                       Year Ended December 31,
                       -----------------------
                          2006          2005
                       ---------     ---------
   Cash paid:
   Income taxes        $       -     $       -
   Interest            $       -     $   2,700

In conjunction with its acquisition of Network Engineering Software (See Note
2), the Company issued 9,599,993 shares of its common stock, with a value of $3,916,800. Additionally, the Company issued 24,630 shares of its Series A preferred stock to AIGH as a credit against its purchase of 30,368 shares of Series A preferred stock in the 2005 private placement (See Note 2). Further, pursuant to an agreement, dated December 16, 2003, with Griffin, placement agent for the 2004 private placement, the Company issued Griffin five-year warrants to purchase 14,815 shares of Series A preferred stock at an exercise price of $27.00 per share and five-year warrants to purchase 7,407 shares of Series B preferred stock at an exercise price of $40.00 per share as a finder's fee in respect of the 2005 private placement.

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

15.  Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the years ended December 31, 2006 and 2005, 20,325,817 and 19,022,157 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per common share since their effect would be antidilutive.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of and for the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

Not Applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
         CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Set forth below is information concerning each of our directors and executive officers as of March 5, 2007.

   Name                Age   Position
   ---------------     ---   ---------------------------------------
   Robert Dilworth      65   Chairman of the Board of Directors and
                             Chief Executive Officer
   William Swain        66   Chief Financial Officer and Secretary
   August P. Klein      70   Director
   Michael Volker       58   Director
   Gordon Watson        71   Director

Robert Dilworth has served as one of our directors since July 1998 and was appointed Chairman in December 1999. In January 2002, Mr. Dilworth was appointed Interim Chief Executive Officer upon the termination, by mutual agreement, of our former Chief Executive Officer, Walter Keller. In September 2006, Mr. Dilworth was appointed our full-time Chief Executive Officer. From 1987 to 1998 he served as the Chief Executive Officer and Chairman of the Board of Metricom, Inc., a leading provider of wireless data communication and network solutions. Prior to joining Metricom, from 1985 to 1988, Mr. Dilworth served as President of Zenith Data Systems Corporation, a microcomputer manufacturer. Earlier positions included Chief Executive Officer and President of Morrow Designs, Chief Executive Officer of Ultramagnetics, Group Marketing and Sales Director of Varian Associates Instruments Group, Director of Minicomputer Systems at Sperry Univac and Vice President of Finance and Administration at Varian Data Machines. Mr. Dilworth is currently a director of eOn Communications and Amber Communications. Mr. Dilworth previously served as director of Mobility Electronics, Get2Chip.com, Inc., Sky Pipeline and Yummy Interactive.

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

Michael Volker has served as one of our directors since July 2001. Mr. Volker has been, since 1996, Director of Simon Fraser University's Industry Liaison Office. He is also Chief Executive Officer of WUTIF Capital, an "angel" fund that invests in technology startup companies. From 1996 to 2001, Mr. Volker was Chairman of the Vancouver Enterprise Forum, a non-profit organization dedicated to the development of British Columbia's technology enterprises. From 1987 to 1996, Mr. Volker was Chief Executive Officer and Chairman of the Board of Directors of RDM Corporation, a publicly-listed company. RDM is a developer of specialized hardware and software products for both Internet electronic commerce and paper payment processing. From 1988 to 1992, Mr. Volker was Executive Director of BC Advanced Systems Institute, a hi-tech research institute. Since 1982, Mr. Volker had been active in various early stage businesses as a founder, investor, director and officer. Mr. Volker, a registered professional engineer in the Province of British Columbia, holds a Bachelor's and Master's degree from the University of Waterloo. Mr. Volker is also a diretor of Visiphor Corporation and Plutonic Power Corporation.

Gordon Watson has served as one of our directors since April 2002. In 1997, Mr. Watson founded Watson Consulting, LLC, a consulting company for early stage technology companies and has served as its President since its inception. From 1996 to 1997 he served as Western Regional Director, Lotus Consulting of Lotus Development Corporation. From 1988 to 1996, Mr. Watson held various positions with Platinum Technology, Incorporated, most recently serving as Vice President Business Development, Distributed Solutions. Earlier positions include Senior Vice President of Sales for Local Data, Incorporated, President, Troy Division, Data Card Corporation, and Vice President and General Manager, Minicomputer Division, Computer Automation, Incorporated. Mr. Watson also held various executive and director level positions with TRW, Incorporated, Varian Data Machines, and Computer Usage Company. Mr. Watson holds a Bachelors of Science degree in electrical engineering from the University of California at Los Angeles and has taught at the University of California at Irvine. Mr. Watson is also a director of PATH Communications, SoftwarePROSe, Inc. and Pound Hill Software.

Our Board of Directors has determined that each of our non-employee directors (August Klein, Michael Volker and Gordon Watson), who collectively constitute a majority of the Board, meets the general independence criteria set forth in the Nasdaq Marketplace Rules.

Our Board of Directors has an audit committee consisting of three directors. The current members of the audit committee are August P. Klein (committee chairman), Michael Volker and Gordon Watson. The board has determined that each member of the audit committee meets the Nasdaq Marketplace Rules' definition of "independent" for audit committee purposes, except that Mr. Klein, who received consulting fees in the aggregate amount of $7,000 during the first quarter of the year ended December 31, 2006, would not be deemed to be independent for audit committee purposes. We no longer have a consultancy arrangement with Mr. Klein. Our Board of Directors has determined that Mr. Klein meets the SEC's definition of an audit committee financial expert.

Our Board of Directors has adopted a Code of Ethics applicable to all of our employees, including our chief executive officer, chief financial officer and controller. This code of ethics was filed with the SEC on March 30, 2004 as an exhibit to our annual report on Form 10-K for the year ended December 31, 2003.

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

Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information for the fiscal year ended December 31, 2006, concerning compensation we paid to our Chief Executive Officer and our other executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2006.


                                   Summary Compensation Table
   ------------------------------------------------------------------------------------------------------
   Name
   Principal Position         Year      Salary     Option Awards (1)   All Other Compensation     Total
   -----------------------   ------   ----------   -----------------   ----------------------   ---------
   Robert Dilworth            2006    $ 259,034        $ 33,743                 -               $ 292,777
   Chief Executive Officer
   -----------------------   ------   ----------   -----------------   ----------------------   ---------
   William Swain              2006    $ 141,750        $ 25,155            $  2,000 (2)         $ 168,905
   Chief Financial Officer
   -----------------------   ------   ----------   -----------------   ----------------------   ---------

(1) The amounts listed in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS No. 123R"), and include amounts from awards granted in and prior to 2006. Prior to our adoption of FAS No. 123R, on January 1, 2006, we used the intrinsic-value method, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). We estimated the fair value of stock options at their grant date by using the Black-Scholes option pricing model with the following weighted average assumptions for grants made prior to 2006 that are included in the Summary Compensation Table: dividend yield, 0; risk free interest of 1.5% to 2.5%; expected volatility of 60%; and an expected life of 5 years. The assumptions used in the valuations of the stock options awarded in 2006, subsequent to our adoption of FAS No. 123R, are set forth in Note 1 to our consolidated financial statements, appearing elsewhere in this Annual Report on Form 10-KSB.

(2)   Company contribution to the 401(k) Plan.

Mr. Dilworth began as Chief Executive Officer (Interim) during January 2002 and became full-time Chief Executive Officer during September 2006. Mr. Dilworth has elected, since assuming the interim Chief Executive Officer position, to forgo the cash compensation we pay all directors for their attendance at board and committee meetings as well as the quarterly retainer.

The recognized stock-based compensation expense listed as Option Awards for Mr. Dilworth in the above Summary Compensation Table was derived from option awards made on May 5, 2003, November 11, 2004, January 27, 2005 and January 26, 2006 in the amount of 40,000, 40,000, 200,000 and 125,000 options, respectively, at exercise prices of $0.18, $0.34, $0.43 and $0.21 per share, respectively. The options granted to Mr. Dilworth on November 11, 2004, which aggregated $14,025 of stock-based compensation expense during the year ended December 31, 2006, were granted to Mr. Dilworth in his capacity as Chairman of the Board of Directors. All other options granted, and stock-based compensation expense recognized for Mr. Dilworth during the year ended December 31, 2006, resulted from his activities as our Chief Executive Officer.

The recognized stock-based compensation expense listed as Options Awards for Mr. Swain in the above Summary Compensation Table was derived from option awards made on May 5, 2003, January 27, 2005 and January 26, 2006 in the amount of 40,000, 160,000 and 75,000 options, respectively, at exercise prices of $0.18, $0.43 and $0.21 per share, respectively.

All such options granted to Mr. Dilworth and Mr. Swain were immediately exercisable upon their respective grant date and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date. Should either Mr. Dilworth's or Mr. Swain's service cease prior to full vesting of the options, we have the right to repurchase any shares issued upon exercise of options not vested.

Pursuant to his employment letter agreement, Mr. Swain would be entitled to three-months' severance of his then base salary in the event of a merger or acquisition which lead to a change in the nature, reduction or elimination of his duties, a reduction in his level of compensation, relocation of the corporate office by more than 50 miles from its then current location or his termination.

Outstanding Equity Awards at Fiscal Year-End


                                Outstanding Equity Awards At Fiscal Year-End
    ------------------------------------------------------------------------------------------------------
                                                                Option Awards (1)
                                        ------------------------------------------------------------------
                                         Number of Securities
                                              Underlying
    Name                                 Unexercised Options      Option Exercise      Option Expiration
    Principal Position                        Exercisable              Price                  Date
    -----------------------             ---------------------- --------------------- ---------------------
    Robert Dilworth                            100,000 (2)           $   0.25               03/04/12
    Chief Executive Officer                     40,000 (2)           $   0.18               05/04/13
                                               300,000 (3)           $   0.34               11/14/14
                                               200,000 (2)           $   0.43               01/26/15
                                               125,000 (2)           $   0.21               01/25/16
    ------------------------            ---------------------- --------------------- ---------------------
    William Swain                               40,000 (2)           $   0.18               05/04/13
    Chief Financial Officer                    380,000 (3)           $   0.34               11/14/14
                                               160,000 (2)           $   0.43               01/26/15
                                                75,000 (2)           $   0.21               01/25/16
    ------------------------            ---------------------- --------------------- ---------------------

            (1) As of December 31, 2006.

            (2) All such options were immediately exercisable upon grant and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date. For Mr. Dilworth, the options identified in this footnote were, or will be, fully vested on the following dates: March 5, 2005, May 4, 2006, January 26, 2008 and January 25, 2009, respectively. For Mr. Swain, the options identified in this footnote were, or will be, fully vested on the following dates: May 4, 2006, January 26, 2008 and January 25, 2009, respectively. If Mr. Dilworth's or Mr. Swain's employment ceases prior to full vesting of the options, we have the right to repurchase any shares issued upon exercise of options not vested.



            (3) Mr. Dilworth and Mr. Swain voluntarily surrendered, on May 14, 2004, 260,000 and 380,000 out-of-the-money options, respectively, in conjunction with participation in a voluntary stock option exchange program. New option grants equal to the number cancelled were made on November 15, 2004. All such options were fully vested as of November 14, 2005. On November 15, 2004, Mr. Dilworth was granted 40,000 options in his capacity as a director. These options will be fully vested on November 14, 2007.

Compensation of Directors

   ---------------------------------------------------------------------------------------
                                  Director Compensation
   ---------------------------------------------------------------------------------------
                     Fees Earned or Paid                        All Other
   Name                    in Cash        Option Awards (1)   Compensation        Total
   ----------------  -------------------  -----------------   ------------     -----------
   August Klein        $     10,500         $    34,973        $ 7,000 (2)      $  52,473
   ----------------  -------------------  -----------------   ------------     -----------
   Michael Volker             9,000              33,236              -             42,236
   ----------------  -------------------  ----------------   -------------     -----------
   Gordon Watson             10,000              31,847              -             41,847
   ----------------  -------------------  ----------------   -------------     -----------


            (1) The amounts listed in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS No. 123R, and include amounts from awards granted in and prior to 2006. Prior to our adoption of FAS No. 123R, on January 1, 2006, we used the intrinsic-value method, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). We estimated the fair value of stock options at their grant date by using the Black-Scholes option pricing model with the following weighted average assumptions for grants made prior to 2006 that are included in the Summary Compensation Table: dividend yield, 0; risk free interest of 1.5% to 2.5%; expected volatility of 60%; and an expected life of 5 years. The assumptions used in the valuations of the stock options awarded in 2006, subsequent to our adoption of FAS No. 123R, appear in Footnote 1 to the Financial Statements, which begin on page F-1 of this Prospectus.

            (2) Payment for consulting fees provided to our company

During the year ended December 31, 2006, our non-employee directors were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a board committee, and a $1,500 quarterly retainer. Additionally, non-employee directors are granted stock options periodically, typically on a yearly basis.

The recognized stock-based compensation expense listed as Option Awards for all three non-employee directors was derived from option awards made on May 5, 2003, May 14, 2004, January 27, 2005 and January 26, 2006 at exercise prices of $0.18, $0.56, $0.43 and $0.21 per share respectively. On such dates, Mr. Klein was granted 40,000, 62,500, 160,000 and 75,000 options, respectively, Mr. Volker was granted 40,000, 50,000, 160,000 and 75,000 options, respectively, and Mr. Watson was granted 40,000, 40,000, 160,000 and 75,000 options, respectively. All such options granted to our non-employee directors were immediately exercisable upon their respective grant date and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date. Should any non-employee director's service cease prior to full vesting of the options, we have the right to repurchase any shares issued upon exercise of options not vested.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2006, the Compensation Committee was comprised of Robert Dilworth, our Chief Executive Officer and Chairman of the Board, and August Klein, a non-employee director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 5, 2007, with respect to the beneficial ownership of shares of our common stock held by: (i) each director; (ii) each person known by us to beneficially own 5% or more of our common stock; (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each stockholder is c/o GraphOn Corporation, 5400 Soquel Avenue, Suite A2, Santa Cruz, California 95062.

                                                       Number of Shares          Percent
                                                        of Common Stock            of
   Name and Address of Beneficial Owner             Beneficially Owned (1)(2)     Class
   --------------------------------------------     ------------------------     -------
   Robert Dilworth (3)                                        943,820               2.0
   William Swain (4)                                          755,000               1.6
   August P. Klein (5)                                        595,760               1.3
   Michael Volker (6)                                         468,200               1.0
   Gordon Watson (7)                                          430,000                 *
   Orin Hirschman (8)                                       9,120,417              18.3
    6006 Berkeley Avenue
    Baltimore, MD  21209
   Ralph Wesinger (9)                                       3,980,206               8.4
   IDT Capital, Inc. (10)                                   5,555,500              11.4
    520 Broad Street
    Newark, NJ 07102
   Globis Capital Partners (11)                             3,821,278               7.9
    60 Broad Street, 38th Floor
    New York, NY 10004
   All current executive officers
   and directors as a group (5 persons)(12)                 3,192,780               6.4

     * Denotes less than 1%.

(1)   As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of March 5, 2007 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
(2)   Percentage ownership of our common stock is based on 46,847,401 shares of common stock outstanding as of March 5, 2007.
(3)   Includes 890,000 shares of common stock issuable upon the exercise of outstanding options.
(4)   Includes 730,000 shares of common stock issuable upon the exercise of outstanding options.
(5)   Includes 445,000 shares of common stock issuable upon the exercise of outstanding options.
(6)   Includes 410,000 shares of common stock issuable upon the exercise of outstanding options.
(7)   Includes 430,000 shares of common stock issuable upon the exercise of outstanding options.
(8)   Based on information contained in a Schedule 13D/A filed by Orin Hirschman on February 17, 2005.  Includes 3,040,139
      shares of common stock issuable upon the exercise of outstanding warrants. Mr. Hirschman is the managing member of
      AIGH Investment Partners, LLC (AIGH) and has sole voting and dispositive power with respect to 4,555,200 shares held by AIGH, which shares are included in Mr. Hirschman's beneficial ownership total.
(9)   Based on information provided to us by Mr. Wesinger.  Includes 1,569,816 shares held in escrow pursuant to the terms of an escrow agreement entered into in connection with the acquisition by GraphOn of Network Engineering Software.  For the duration of the escrow, Mr. Wesinger has the right to vote, but not to dispose of, such shares.  Includes 749,999 shares of common stock issuable upon exercise of outstanding options.
(10)  Based on information contained in a Schedule 13D filed by IDT Capital, Inc. on February 15, 2005.  Includes 1,851,800
      shares of common stock issuable upon the exercise of warrants.  Howard S. Jonas exercises sole voting and dispositive power with respect to the listed shares.
(11)  Based on information contained in a Schedule 13G filed by Paul Packer on February 10, 2004. Includes 587,791 shares held by Mr. Paul Packer and 370,400 shares held by Globis Overseas Fund Ltd. (Globis Overseas). Includes 1,273,726 shares of common stock issuable upon the exercise of warrants. Mr. Packer is the Managing Member of Globis Capital Partners
      (Globis) and is the Managing Member of the general partner of the manager of Globis Overseas. Mr. Packer exercises sole voting and dispositive power with respect to the shares beneficially owned by Globis and Globis Overseas.
(12)  Includes 2,905,000 shares of common stock issuable upon the exercise of outstanding options.

Equity Compensation Plan Information. The following table sets forth information related to all of our equity compensation plans as of December 31, 2006:


                                                                                            Weighted Average
                                                                Number of Securities to      Exercise Price
                                                                be Issued Upon Exercise      of Outstanding     Number of Securities
                                                                of Outstanding Options,     Options, Warrants   Remaining Available
Plan Category                                                     Warrants and Rights          and Rights       for Future Issuance
--------------------------------------------------------------- -----------------------     -----------------   --------------------
Equity compensation plans approved by security holders:
    1996 Stock Option Plan                                               105,534                  $ 0.62                      -
    1998 Stock Option/Stock Issuance Plan                              3,840,989                  $ 0.53                 82,908
    2005 Equity Incentive Plan                                         1,309,090 (1)              $ 0.20 (2)          1,190,910
    Employee Stock Purchase Plan (3)                                        na                       na                     na

Equity compensation plans not approved by security holders:
    Stock option plans (4)                                             1,621,000                  $ 0.54                 29,000
Total - all plans                                                      6,876,613                  $ 0.45              1,302,818
--------------------------------------------------------------- -----------------------     -----------------   --------------------

   (1)  Does not include 1,000,000 shares of  common stock that were awarded in 2006 as follows:  a restricted stock award of 600,000 shares (subject to service vesting conditions) and two restricted stock units awards aggregating 400,000 shares (each subject to performance vesting conditions). Of such awarded shares, 600,000 are considered outstanding as of their award date for voting and other purposes.
   (2)  The weighted average exercise price calculation does not include restricted stock and restricted stock units since such awards do not have an exercise price.
   (3)  Under terms of the employee stock purchase plan, employees who participate in the plan are eligible to purchase shares of common stock. As of December 31, 2006, 256,270 shares had been purchased through the plan, at an average cost of
        $0.74 per share, and 43,730 shares are available for future purchase.
   (4)  (a) On April 30, 2000 our board of directors approved a supplemental stock option plan (the "supplemental plan").
        Participation in the supplemental plan is limited to those employees who are, at the time of the option grant, neither officers nor directors. The supplemental plan is authorized to issue options for up to 400,000 shares of common stock.
        The exercise price per share is subject to the following provisions:
                  o The exercise price per share shall not be less than 85% of the fair market value per share of common stock on the option grant date.
                  o If the person to whom the option is granted is a 10% shareholder, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the option grant date.

        All options granted are immediately exercisable by the optionee. The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The supplemental plan will terminate no later than April 30, 2010. As of December 31, 2006, options to purchase 371,000 shares were outstanding under the supplemental plan and options to purchase 29,000 shares remained available for issuance.

        (b) On January 27, 2005 our board of directors approved a stock option plan (the "NES Plan") for a named employee, who at the time of the option grant was neither an officer nor a director. The NES Plan is authorized to issue options for up to
        1,000,000 shares of common stock. Under the terms of the NES Plan, the exercise price of all options issued under the NES
        Plan would be equal to the fair market value of our common stock on the date of the grant.

        All options granted under the NES Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. No options vest until after three months from the date of the option grant. Commencing in the fourth month, options representing approximately 8.33% of the shares vest with the remainder vesting ratably over a 32-month period, commencing in the fifth month. The exercise price is immediately due upon exercise of the option. Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The NES Plan will terminate no later than January 31, 2015. As of December 31, 2006, options to purchase 1,000,000 shares of common stock had been issued under the NES plan and no shares remained available for issuance.

        (c) On February 14, 2005 our board of directors approved a stock option plan (the "GG Plan") for a named employee, who at the time of the option grant was neither an officer nor a director. The GG Plan is authorized to issue options for up to
        250,000 shares of common stock. Under the terms of the GG Plan, the exercise price of all options issued under the GG Plan would be equal to the fair market value of our common stock on the date of the grant.

        All options granted under the GG Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The GG Plan shall terminate no later than
        February 15, 2015. As of December 31, 2006, options to purchase 250,000 shares of common stock had been issued under the
        GG Plan and no shares remained available for issuance.

For additional information concerning our equity compensation plans, see Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-KSB.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information set forth in Item 9 of this Annual Report on Form 10-KSB concerning director independence is incorporated herein by reference.

ITEM 13.   EXHIBITS

Exhibit
Number   Description of Exhibit
3.1 Amended and Restated Certificate of Incorporation of Registrant, as amended
3.2      Amended and Restated Bylaws of Registrant (1)
4.1      Form of certificate evidencing shares of common stock of Registrant (2)
4.2      Form of Warrant issued by Registrant on January 29, 2004 (3)
4.3      Form of Warrant issued by Registrant on February 2, 2005 (4)
4.4 Investors Rights Agreement, dated January 29, 2004, by and among Registrant and the investors named therein (3)
4.5 Investors Rights Agreement, dated February 2, 2005, by and among Registrant and the investors named therein (4)
10.1     1996 Stock Option Plan of Registrant (2)
10.2     1998 Stock Option/Stock Issuance Plan of Registrant (5)
10.3     Supplemental Stock Option Agreement, dated as of June 23, 2000 (5)
10.4     Employee Stock Purchase Plan of Registrant (5)
10.5 Lease Agreement between Registrant and Central United Life Insurance, dated as of October 24, 2003 (3)
10.6 Amendment to Lease Agreement between Registrant and Central United Life Insurance, dated as of September 15, 2006
10.7 Financial Advisory Agreement, dated January 29, 2004, by and between Registrant and Orin Hirschman (6)
10.8 Amendment to Financial Advisory Agreement, dated February 2, 2005, by and between Registrant and Orin Hirschman (4)
10.9 Holder Agreement, dated January 31, 2005, by and between Registrant and the holders named therein (4)
10.10 Non-recourse Secured Promissory Note, dated October 6, 2004, by and between Registrant and Ralph Wesinger (6)
10.11 Stock Pledge Agreement, dated October 6, 2004, by and between Registrant and Ralph Wesinger (6)
10.12 Agreement, dated December 16, 2003, by and between Registrant and Griffin Securities, Inc. (6)
10.13    2005 Equity Incentive Plan (7)
10.14 Stock Option Agreement, dated February 1, 2005 by and between Registrant and Ralph Wesinger (8)
10.15 Stock Option Agreement, dated January 29, 2005 by and between Registrant and Gary Green (8)
10.16 Employment Agreement, dated February 11, 2000, by and between Registrant and William Swain (9)
14.1     Code of Ethics (3)
16.1 Letter from BDO Seidman, LLP, dated February 10, 2005 regarding change in certifying accountant (10)
21.1     Subsidiaries of Registrant
23.1     Consent of Macias Gini & O'Connell LLP

31.1     Rule 13a-14(a)/15d-14(a) Certifications
32.1     Section 1350 Certifications

  (1) Filed on June 4, 1999 as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.333-76333), and incorporated herein by reference
  (2) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-11165), and incorporated herein by reference
  (3) Filed on March 30, 2004 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference
  (4) Filed on February 4, 2005 as an exhibit to the Registrant's Current Report on Form 8-K, dated January 31, 2005, and incorporated herein by reference
  (5) Filed on June 23, 2000 as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-40174) and incorporated herein by reference
  (6) Filed on April 15, 2005 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference
  (7) Filed on November 25, 2005 as an exhibit to the Registrant's definitive Proxy Statement for the Registrant's 2005 Annual Meeting, and incorporated herein by reference
  (8) Filed on April 17, 2006 as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference
  (9)  Filed on February 6, 2007 as an exhibit to Post-Effective Amendment
       No. 4 to the Registrant's Registration Statement to Form S-1 on Form SB-2 (File No. 333-124791), and incorporated herein by reference
  (10) Filed on February 14, 2005 as an exhibit to the Registrant's Current Report on Form 8-K, dated February 9, 2005, and incorporated herein by reference


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by Macias Gini & O'Connell LLP for the years ended December 31, 2006 and 2005 were as follows:

   Category                   2006          2005
   --------                 ---------     ---------
   Audit fees               $ 170,500     $ 173,500
   Audit - related fees         5,500             -
   Tax fees                    14,000        13,500
   Other fees                       -             -
                            ---------     ---------
   Totals                   $ 190,000     $ 187,000
                            =========     =========

Audit fees include fees associated with our annual audit, the reviews of our quarterly reports on Form 10-Q, and assistance with and review of documents filed with the Securities and Exchange Commission (the "SEC"). Audit-related fees include consultations regarding revenue recognition rules, and new accounting pronouncements, particularly FAS No. 123R, and interpretations thereof, as they related to the financial reporting of certain transactions. Tax fees included tax compliance and tax consultations.

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

                        GRAPHON CORPORATION



Date:  March 30, 2007                     By:    /s/ William Swain
                                                 -----------------
                                                 William Swain
                                                 Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Name                                    Title

    /s/  Robert Dilworth                    Chairman of the Board and
    --------------------                    Chief Executive Officer
    Robert Dilworth                         (Principal Executive Officer)
    March 30, 2007

    /s/  William Swain                      Chief Financial Officer and
    ------------------                      Secretary
    William Swain                           (Principal Financial Officer
    March 30, 2007                          and Principal Accounting Officer)

    /s/  August P. Klein                    Director
    --------------------
    August P. Klein
    March 30, 2007

    /s/  Michael Volker                     Director
    -------------------
    Michael Volker
    March 30, 2007

    /s/  Gordon Watson                      Director
    ------------------
    Gordon Watson
    March 30, 2007