Form 10QSB
period 2007-03-31
GRAPHON CORP/DE
filed 2007-05-15
CIK 1021435

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                   FORM 10-QSB
                                 --------------

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended March 31, 2007

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

      As of April 30, 2007 there were issued and outstanding 46,847,401 shares of the issuer's Common Stock, par value $0.0001.

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

                               GRAPHON CORPORATION


                                   FORM 10-QSB


                                Table of Contents


PART I.      FINANCIAL INFORMATION                                                         Page
Item 1.      Financial Statements
             Unaudited Condensed Consolidated Balance Sheet as of March 31, 2007              2
             Unaudited Condensed Consolidated Statements of Operations for the Three
               Months Ended March 31, 2007 and 2006                                           3
             Unaudited Condensed Consolidated Statements of Cash Flows for the Three
               Months Ended March 31, 2007 and 2006                                           4
             Notes to Unaudited Condensed Consolidated Financial Statements                   5
Item 2.      Management's Discussion and Analysis or Plan of Operation                       10
Item 3.      Controls and Procedures                                                         18
PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                               19
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                     19
Item 6.      Exhibits                                                                        19
             Signatures


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements



                             GraphOn Corporation
                    Condensed Consolidated Balance Sheet


   Assets                                                     (Unaudited)
   Current Assets                                           March 31, 2007
   --------------                                          ----------------
     Cash and cash equivalents                             $      1,843,100
     Accounts receivable, net                                       865,600
     Other current assets                                           201,000
                                                           ----------------
      Total Current Assets                                        2,909,700
                                                           ----------------
     Patents, net                                                 3,408,100
     Property and equipment, net, and other assets                  132,000
                                                           ----------------
   Total Assets                                            $      6,449,800
                                                           ================
   Liabilities and Shareholders' Equity
   Current Liabilities
     Accounts payable and accrued expenses                 $        623,500
     Deferred revenue                                             1,109,500
                                                           ----------------
      Total Current Liabilities                                   1,733,000
                                                           ----------------
     Deferred revenue                                             1,761,000
                                                           ----------------
      Total Liabilities                                           3,494,000
                                                           ----------------
   Shareholders' Equity
     Common stock, $0.0001 par value, 195,000,000 shares
     authorized, 46,847,401 shares issued and outstanding             4,700
     Additional paid-in capital                                  58,950,800
     Note receivable - shareholder                                 (260,100)
     Accumulated deficit                                        (55,739,600)
                                                           ----------------
      Shareholders' Equity                                        2,955,800
                                                           ----------------
      Total Liabilities and Shareholders' Equity           $      6,449,800
                                                           ================




     See accompanying notes to unaudited condensed consolidated financial statements

                                   GraphOn Corporation
                     Condensed Consolidated Statements of Operations

                                                              (Unaudited)
                                                     Three Months Ended March 31,
                                                 ------------------------------------
                                                       2007               2006
                                                 -----------------  -----------------
     Revenue                                     $       1,137,600  $       1,306,500
     Cost of Revenue                                       118,900            111,200
                                                 -----------------  -----------------
     Gross Profit                                        1,018,700          1,195,300
                                                 -----------------  -----------------
     Operating Expenses
       Selling and marketing                               432,500            413,800
       General and administrative                          974,000            989,900
       Research and development                            671,500            393,700
                                                 -----------------  -----------------
        Total Operating Expenses                         2,078,000          1,797,400
                                                 -----------------  -----------------
     Loss From Operations                               (1,059,300)          (602,100)
                                                 -----------------  -----------------
     Other Income, net                                      19,600             10,300
                                                 -----------------  -----------------
     Loss Before Provision for Income Tax               (1,039,700)          (591,800)
     Provision for income tax                                1,700                  -
                                                 -----------------  -----------------
     Net Loss                                    $      (1,041,400) $        (591,800)
                                                 =================  =================
     Basic and Diluted Loss per Common Share     $           (0.02) $           (0.01)
                                                 =================  =================
     Weighted Average Common Shares Outstanding         46,238,191         46,183,849
                                                 =================  =================



     See accompanying notes to unaudited condensed consolidated financial statements

                                  GraphOn Corporation
                    Condensed Consolidated Statements of Cash Flows

                                                                   (Unaudited)
                                                           Three Months Ended March 31,
                                                           ----------------------------
    Cash Flows Provided By (Used In) Operating Activities      2007            2006
    -----------------------------------------------------  -------------  -------------
    Net Loss                                               $  (1,041,400) $    (591,800)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                                243,500        255,600
    Stock option compensation expense                            138,900        110,000
    Other items                                                    2,400         (2,400)
    Changes in operating assets and liabilities
      Accounts receivable                                       (185,200)       241,600
      Other current assets                                      (135,700)       (58,600)
      Accounts payable and accrued expenses                     (169,800)      (181,000)
      Deferred revenue                                            62,900         62,000
                                                           -------------  -------------
    Net Cash Used In Operating Activities                     (1,084,400)      (164,600)
                                                           -------------  -------------
    Cash Flows Used In Investing Activities
    Capital expenditures                                         (13,400)       (20,300)
                                                           -------------  -------------
    Net Cash Used In Investing Activities                        (13,400)       (20,300)
                                                           -------------  -------------
    Cash Flows Provided By (Used In) Financing Activities
    Proceeds from sale of common stock under ESPP                  3,800          4,500
    Costs of private placement of preferred stock and
    warrants                                                           -        (53,000)
                                                           -------------  -------------
    Net Cash Provided By (Used In) Financing Activities            3,800        (48,500)
                                                           -------------  -------------
    Net Decrease in Cash and Cash Equivalents                 (1,094,000)      (233,400)
    Cash and Cash Equivalents, beginning of period             2,937,100      3,528,100
                                                           -------------  -------------
    Cash and Cash Equivalents, end of period               $   1,843,100  $   3,294,700
                                                           =============  =============


      See accompanying notes to unaudited condensed consolidated financial statements

                               GRAPHON CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2007


1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of results of operations, financial position and cash flows.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments in the three-month periods ended March 31, 2007 and 2006) that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-QSB should be read in conjunction with the audited consolidated financial statements of GraphOn Corporation (the "Company") contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on April 2, 2007. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2007, or any future period.

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

Revenue Recognition

The Company markets and licenses products through various means, such as; channel distributors, independent software vendors ("ISVs"), value-added resellers ("VARs"), (collectively "resellers") and direct sales to enterprise end users. Its product licenses are generally perpetual. The Company also separately sells maintenance contracts, which are comprised of license updates and customer service access, private-label branding kits, software developer kits and product training services.

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

Revenue recognized on software arrangements involving multiple elements is allocated to each element of the arrangement based on vendor-specific objective evidence ("VSOE") of the fair values of the elements; such elements include licenses for software products, maintenance, and customer training. The Company limits it assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately.

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

Revenue from maintenance contracts is recognized ratably over the related contract period, which generally ranges from one to five years.

3. Stock-Based Compensation

On January 1, 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three -month periods ended March 31, 2007 and 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

The valuation provisions of FAS123R apply to new awards and to awards that were outstanding on the adoption date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the adoption date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS123").

Valuation and Expense Information under FAS123R

The Company recorded stock-based compensation expense of $138,900 and $110,000 in the three-month periods ended March 31, 2007 and 2006, respectively. As required by FAS123R, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the stock-based compensation expense recorded during the three-month periods ended March 31, 2007 and 2006 by income statement classification:

                                         Three months ended March 31,
 Income statement classification              2007        2006
 -------------------------------          ----------   ----------
 Cost of revenue                          $    4,400   $    4,100
 Selling and marketing expense                10,700       13,300
 General and administrative expense           92,500       84,600
 Research and development expense             31,300        8,000
                                          ----------   ----------
                                          $  138,900   $  110,000
                                          ==========   ==========

In connection with the adoption of FAS123R, the Company estimated the fair value of each stock-based award and employee stock purchase plan ("ESPP") share granted during the three-month periods ended March 31, 2007 and 2006 on the date of grant using a binomial model, with the assumptions set forth in the following table:


                                                Expected
   Three                                         Option
   Months                Estimated     Prior      Term     Estimated  Risk-Free
   Ended     Estimated   Forfeiture  Forfeiture  (Years)   Exercise    Interest
  March 31,  Volatility    Rate        Rate        (1)      Factor       Rate     Dividends
 ------------------------------------------------------------------------------------------
    2007      154.44%      5.06%       5.50%       7.5      10.00%       4.58%        -
    2006      158.69%     10.00%        (2)        7.5      10.00%       4.46%        -

     (1) The expected term of the ESPP shares was six months, which is the length of time between the ESPP grant dates and the purchase dates.

     (2) There was no prior forfeiture rate for the three-month period ended March 31, 2006 as this was the period during which we adopted FAS123R.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. Expected volatility is based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the options.

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

For grants made during the three-month periods ended March 31, 2007 and 2006, the weighted average fair values of stock-based awards were $0.146 and $0.188, respectively, and for ESPP shares were $0.156 and $0.09, respectively.

The following table presents a summary of the status and activity of the Company's stock option awards for the three-month period ended March 31, 2007.

                                                                Weighted
                                                  Weighted      Average
                                                   Average      Remaining     Aggregate
                                     Number of    Exercise     Contractual    Intrinsic
                                       Shares       Price      Term (Years)     Value
                                    -----------  -----------  -------------  -----------
Outstanding - December 31, 2006 (1)   6,876,613  $      0.45
Granted                                 830,000         0.16
Exercised                                     -            -
Forfeited or expired                   (307,576)        0.17
                                    -----------
Outstanding - March 31, 2007 (1)      7,399,037  $      0.43          7.31   $    31,100
                                    -----------

    (1) Excludes 1,000,000 shares of common stock previously awarded pursuant to a restricted stock award of 600,000 shares (subject to service vesting conditions)
    and two restricted stock units awards aggregating 400,000 shares (each subject to performance vesting conditions). Of such awarded shares, 600,000 are considered outstanding as of their award date for voting and other purposes.

Of the options outstanding as of March 31, 2007, 5,111,559 were vested and 2,178,427 were estimated to vest in future periods, prior to their estimated forfeiture.

All options are exercisable immediately upon grant. Options vest, generally ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

No stock option awards were exercised during either of the three-month periods ended March 31, 2007 or 2006. As of March 31, 2007, there was approximately $517,200 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

4. Revenue

Revenue for the three-month periods ended March 31, 2007 and 2006 was comprised as follows:

                                                           Increase (Decrease)
   Revenue                  2007           2006            Dollars      Percent
   ------------------  -------------  --------------   --------------  --------
   Product licenses
   Windows             $     432,800  $      627,400   $     (194,600)   (31.0%)
   Unix                      173,200         257,800          (84,600)   (32.8%)
                       -------------  --------------   --------------
                             606,000         885,200          (279,200)  (31.5%)
                       -------------  --------------   --------------
   Service fees
   Windows                   219,100         213,100            6,000      2.8%
   Unix                      221,700         183,300           38,400     20.9%
                       -------------  --------------   --------------
                             440,800         396,400           44,400     11.2%
                       -------------  --------------   --------------
   Other                      90,800          24,900           65,900
                       -------------  --------------   --------------
   Total Revenue       $   1,137,600  $    1,306,500   $     (168,900)   (12.9%)
                       =============  ==============   ==============

5. Patents

As of March 31, 2007, patents consisted of the following:

       Patents                       $     5,340,400
       Accumulated amortization           (1,932,300)
                                     ---------------
                                     $     3,408,100
                                     ===============

Patent amortization, which aggregated $222,300 during each of the three-month periods ended March 31, 2007 and 2006, is a component of general and administrative expenses.

6. Supplemental Disclosure of Cash Flow Information

The Company disbursed no cash for the payment of income taxes during either of the three-month periods ended March 31, 2007 or 2006. The Company disbursed no cash for the payment of interest expense during either of the three-month periods ended March 31, 2007 or 2006.

7. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the three -month periods ended March 31, 2007 and 2006, 21,248,237 and 19,550,468 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

8. New Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS 159, but does not expect it to have a material impact on its results of operations, cash flows or financial position.

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

In July 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48, effective January 1, 2007, and its adoption did not have a material impact on consolidated results of operations or financial condition.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:


   o our history of operating losses, and expectation that those losses will continue;
   o the uncertainty as to whether or not we will realize the anticipated benefits of acquiring Network Engineering Software, Inc. ("NES");
   o that a significant portion of our revenue has been and continues to be earned from a very limited number of significant customers;
   o that our stock price has been volatile and you could lose your investment; and
   o other factors, including those set forth under Item 6. "Management's Discussion and Analysis or Plan of Operation - Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and in other documents we filed with the Securities and Exchange Commission, could have a material adverse effect upon our business, results of operations and financial condition.

Overview

We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use by independent software vendors ("ISVs"), value-added resellers ("VARs")(collectively "resellers"), corporate enterprises, governmental and educational institutions, and others.

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

We continue to manage our operations to bring our cash expenditures in line with our revenues in order to determine the most cost effective use of our cash on hand. We are simultaneously looking at ways to improve our revenue stream. Additionally, we continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity. We believe that improving or maintaining our current revenue stream, coupled with our cash on hand and other items of working capital will sufficiently support our operations during 2007. If we are unsuccessful in maintaining our current revenue level or finding additional alternative sources of financing, we will face a severe constraint on our ability to sustain operations in a manner that creates future growth and viability.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as "critical" because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results. Our critical accounting policies are identified in our most recent Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the SEC on April 2, 2007, and included: revenue recognition, the allowance for doubtful accounts, patents, capitalized software development costs, impairment of intangible assets, loss contingencies and stock-based compensation expense. The following operating results should be read in conjunction with our critical accounting policies.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three-month periods ended March 31, 2007 and 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

The valuation provisions of FAS123R apply to new awards and to awards that were outstanding on the adoption date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the adoption date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS123").

The valuation of employee stock options is an inherently subjective process since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used a binomial pricing model which requires the consideration of the following variables for purposes of estimating fair value:

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

Of the variables above, the selection of an expected term, an annualized forfeiture rate and expected stock price volatility are the most subjective. Our estimate of the expected option term was 7.5 years and was derived based on our analysis of historical data and future projections. We derived an annualized forfeiture rate of 5.06% and a prior forfeiture rate of 5.50% by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in work force. In estimating our stock price volatility for grants awarded during the three-month period ended March 31, 2007, we analyzed our historic volatility over the period commensurate with the expected life of the options, by reference to actual stock prices, and calculated an estimated volatility of approximately 154.44%. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We also recognized compensation costs for shares purchased under our Employee Stock Purchase Plan ("ESPP") during the three months ended March 31, 2007. We applied the same variables to the calculation of the costs associated with the ESPP shares purchased as the stock option grants noted above, except that the expected term was 0.5 years, as the time span from the date of grant of ESPP shares to the date of purchase is six months.

The specific valuation assumptions noted above were applied to stock options that we granted during the three-month period ended March 31, 2007 and ESPP shares that were granted February 1, 2007. For assumptions used for grants made during the three-month period ended March 31, 2006, please refer to our Quarterly Reports on Form 10-QSB as filed with the SEC on May 15, 2006. We expect that stock-based compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2007 we expect to incur stock-based compensation expense of approximately $345,100.

Results of Operations for the Three-Month Periods Ended March 31, 2007 and 2006.

Revenue

The changes in both Windows and Unix-based product licenses revenue for the three-month period ended March 31, 2007 as compared with the same period of 2006 were reflective of how such revenue can vary from period to period because a significant portion of this revenue has been, and continues to be earned from a limited number of significant customers, most of whom are resellers.

Consequently, if any of these significant customers change their order level or fail to order during the reporting period, our revenue could be materially impacted. We expect this situation to continue throughout the next several quarterly reporting periods.

Revenue for the three-month periods ended March 31, 2007 and 2006 was as follows:

                                                             Increase (Decrease)
      Revenue                  2007           2006          Dollars      Percent
      -------------------  -------------  -------------  -------------  --------
      Product licenses
      Windows              $     432,800  $     627,400  $    (194,600)  (31.0%)
      Unix                       173,200        257,800        (84,600)  (32.8%)
                           -------------  -------------  -------------
                                 606,000        885,200       (279,200)  (31.5%)
                           -------------  -------------  -------------
      Service fees
      Windows                    219,100        213,100          6,000     2.8%
      Unix                       221,700        183,300         38,400    20.9%
                           -------------  -------------  -------------
                                 440,800        396,400         44,400    11.2%
                           -------------  -------------  -------------
      Other (1)                   90,800         24,900         65,900   264.7%
                           -------------  -------------  -------------
      Total Revenue        $   1,137,600  $   1,306,500  $    (168,900)  (12.9%)
                           =============  =============  =============

      (1) Private labeling and other fees. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name.

The decrease in Windows product license revenue is primarily due to our determination, under our accounting policies, to defer revenue recognition for a $196,000 purchase made during the three-month period ended March 31, 2007 by a significant customer. We determined that sufficient vendor-specific objective evidence did not exist for the allocation of revenue to the various elements of the purchase. When such evidence exists we will recognize revenue from this transaction. We expect that future purchases by this customer will also be deferred for the foreseeable future.

Five Unix product customers, including our most significant Unix customer (Alcatel-Lucent), purchased an aggregate $143,400 of Unix products, which accounted for 82.8% of Unix product license revenue for the three-month period ended March 31, 2007. The decrease in Unix product license revenue for the three-month period ended March 31, 2007 as compared with the same period of 2006 was primarily due to no 2007 purchases being made by three Unix customers who had purchased an aggregate $72,700 worth of Unix product licenses in the prior year.

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

The increase in both Windows and Unix-based service fees for the three-month period ended March 31, 2007, as compared with the same period of the prior year was primarily due to the high levels of maintenance contract purchases that occurred throughout 2006. We expect service fees revenue to continue to be higher throughout 2007 as compared with similar periods of 2006.

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

Cost of revenue was 10.5% and 8.5% of revenue for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 cost of revenue increased by $7,700, or 6.9%, to $118,900 from $111,200 for the same period of 2006.

Cost of revenue for the three-month periods ended March 31, 2007 and 2006 was as follows:

                                                            Increase (Decrease)
                              2007           2006          Dollars      Percent
                          -------------  -------------  -------------  --------
       Product costs      $       9,500  $      35,200  $     (25,700)  (73.0%)
       Service costs            109,400         76,000         33,400    43.9
                          -------------  -------------  -------------
                          $     118,900  $     111,200  $       7,700     6.9%
                          =============  =============  =============

The decrease in product costs for the three-month period ended March 31, 2007, as compared with the same period in 2006 was primarily due to a decrease in the amortization of capitalized software development costs. We expect product costs to remain lower throughout 2007, as compared with 2006, as certain elements of our capitalized software development costs became fully amortized during 2006, with the remainders becoming fully amortized during the three-month period ended March 31, 2007.

The increase in service costs for the three-month period ended March 31, 2007, as compared with the same period in 2006, resulted primarily from increasing the amount of engineering time spent performing customer service, in order to better meet the needs of our customers, as we have sold more maintenance contracts over the course of the last several quarters. We expect service costs to remain higher throughout 2007, as compared with 2006, as we plan on having a higher number of engineers performing such activities.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expense.

Selling and marketing expenses were 38.0% and 31.7% of revenue for the three months ended March 31, 2007 and 2006, respectively. Selling and marketing expenses for the three months ended March 31, 2007 increased by $18,700, or 4.5%, to $432,500 from $413,800 for the same period of 2006.

Selling and marketing expenses for the three months ended March 31, 2007 and 2006 were as follows:

                                                                  Increase (Decrease)
                                      2007           2006          Dollars     Percent
                                   ------------  ------------   ------------  --------
       Employee costs              $    295,600  $    299,100   $     (3,500)   (1.2%)
       Outside services                  78,100        54,300         23,800    43.8%
       Travel and entertainment          25,800        32,400         (6,600)  (20.4%)
       Other                             33,000        28,000          5,000    17.9%
                                   ------------  ------------   ------------
                                   $    432,500  $    413,800   $     18,700     4.5%
                                   ============  ============   ============

The decrease in employee costs for the three-month period ended March 31, 2007, as compared with the same period in 2006, resulted primarily from lower commissions, bonuses and related benefits. A portion of our sales representatives' compensation package is commissions-based. Since overall sales were lower during the three months ended March 31, 2007 than 2006, their commissions were also lower. Additionally, bonuses based on overall sales were lower during the three months ended March 31, 2007 than the same period in 2006 since overall sales were lower. Certain benefits, primarily those based on total compensation, were lower as a result of the lower commissions and bonus expenses during the three months ended March 31, 2007 as compared with the same period in 2006. Partially offsetting these decreases was an increase in wages due to having two more sales representatives during the three months ended March 31, 2007 as compared with the same period of 2006.

Included in employee costs for the three-month periods ended March 31, 2007 and 2006 are non-cash stock-based compensation costs aggregating approximately $10,700 and $13,300, respectively.

The increase in outside services for the three-month period ended March 31, 2007, as compared with the same period in 2006, was primarily the result of recruiting costs incurred in the hiring of a new sales representative. Commissions paid to our consulting Asian sales representative also were higher during the three months ended March 31, 2007 as compared with the same period of 2006.

The decrease in travel and entertainment for the three-month period ended March 31, 2007, as compared with the same period in 2006, resulted primarily from costs associated with a 2006 incentive program that was not repeated during 2007.

We currently expect to increase our 2007 sales and marketing expenses over 2006 levels.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), amortization and depreciation, legal, professional and other outside services (including those related to realizing benefits from our patent-related assets), travel and entertainment, certain costs associated with being a publicly held corporation, and bad debts expense.

General and administrative expenses were approximately 85.6% and 75.8% of revenues for the three-month periods ended March 31, 2007 and 2006, respectively. General and administrative expenses decreased by $15,900, or 1.6%, to $974,000 from $989,900 for the three-month period ended March 31, 2007, as compared with the same period in 2006.

General and administrative expenses for the three months ended March 31, 2007 and 2006 were as follows:

                                                             Increase (Decrease)
                                  2007            2006       Dollars     Percent
                              ------------  ------------  ------------  --------
  Employee costs              $    446,700  $    399,700  $     47,000     11.8%
  Depreciation and
  amortization                     226,200       225,600           600      0.3%
  Legal and accounting             153,400       120,800        32,600     27.0%
  Insurance                         23,900        26,900        (3,000)   (11.2%)
  Rent                              18,200        15,700         2,500     15.9%
  Public costs                      14,500        13,600           900      6.6%
  Outside services                  20,800       106,200       (85,400)   (80.4%)
  Travel and entertainment          26,700        48,400       (21,700)   (44.8%)
  Other                             43,600        33,000        10,600     32.1%
                              ------------  ------------  ------------
                              $    974,000  $    989,900  $    (15,900)    (1.6%)
                              ============  ============  ============

The increase in employee costs in the three months ended March 31, 2007, as compared with the same period of 2006, was primarily due to hiring our Chief Executive Officer on a full-time basis during September 2006. Included in employee costs for the three-month periods ended March 31, 2007 and 2006 were non-cash stock-based compensation costs aggregating approximately $92,500 and $84,500, respectively.

Legal and accounting fees were higher during the three months ended March 31, 2007, as compared with the same period of the previous year, primarily as a result of fees associated with administrative and pre-trial preparations associated with our patent portfolio and current lawsuit (discussed elsewhere in this Form 10-QSB) as well as certain business opportunities we had been pursuing.

Outside services were lower during the three months ended March 31, 2007 than during the same period of the prior year primarily as a result of the hiring of our Chief Executive Officer on a full-time basis during September 2006. Also, during the three months ended March 31, 2006 we incurred recruiting fees associated with the hiring of a vice-president whereas no such recruiting fees were incurred during the same period of 2007.

The $21,700 decrease in travel and entertainment during the three months ended March 31, 2007, as compared with the same period of the previous year, was primarily a result of less travel by our Chief Executive Officer. Additional cost reductions resulted from using short-term housing versus hotels for extended trips to our New Hampshire engineering facility.

Costs associated with other major components of general and administrative expense, notably; depreciation and amortization, insurance, rent and costs associated with being a public entity, did not change significantly during the three month period ended March 31, 2007, as compared with the same period of the prior year.

We currently expect 2007 general and administrative expenses to approximate 2006 levels.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of stock-based compensation expense), payments to contract programmers and rent.

Research and development expenses were approximately 59.0% and 30.1% of revenues for the three-month periods ended March 31, 2007 and 2006, respectively. Research and development expenses for the three-month period ended March 31, 2007 increased by $277,800, or 70.6%, to $671,500 from $393,700 for the three-month period ended March 31, 2006.

Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during either of the three-month periods ended March 31, 2007 or 2006.

Research and development expenses for the three-months ended March 31, 2007 and 2006 were as follows:

                                                          Increase (Decrease)
                            2007           2006          Dollars     Percent
                        -------------  --------------  -----------  ---------
   Employee costs       $     505,400  $      270,100  $   235,300      87.1%
   Outside services            89,300          75,600       13,700      18.1%
   Rent                        32,800          16,100       16,700     103.7%
   Other                       44,000          31,900       12,100      37.9%
                        -------------  --------------  -----------
                        $     671,500  $      393,700  $   277,800      70.6%
                        =============  ==============  ===========

Employee costs for the three-month periods ended March 31, 2007 and 2006 are net of $109,400 and $76,000, respectively, which related to the costs of engineering time spent performing customer service. Customer service costs are reported as a component of cost of revenue. The increase in employee costs was primarily due to costs associated with employees hired subsequent to the three-month period ended March 31, 2006; a vice-president of engineering (August 2006), a president for our Israeli subsidiary (July 2006), and two additional engineers (May 2006 and January 2007).

Included in employee costs for the three-month periods ended March 31, 2007 and 2006 were non-cash stock-based compensation costs of $31,300 and $8,000, respectively, which were net of $4,400 and $4,100, respectively, which was reported as customer service cost of revenue.

The increase in outside services for the three-month period ended March 31, 2007, as compared with the same period of the prior year, was incurred primarily by expanding our use of consulting engineers to help enhance our product development efforts. Partially offsetting these costs was the hiring of a former consultant as a full-time employee during December 2006.

The increase in rent for the three-month period ended March 31, 2007, as compared with the same period of the prior year, was primarily due to the opening of our Israeli engineering facility, as well as the expansion of the office space we rent in New Hampshire.

We currently expect 2007 research and development expenses to be higher as compared with 2006 levels.

Other Income

During the three-month periods ended March 31, 2007 and 2006, other income consisted primarily of interest income on excess cash and note receivable - shareholder. The increase in other income was primarily as a result of higher interest rates being earned by our idle cash balances.

We anticipate that interest and other income for 2007 will approximate 2005 levels as we anticipate having similar or lower average cash balances for the remainder of the year, partially offset by higher interest rates.

Net Loss

As a result of the foregoing items, net loss for the three-month period ended March 31, 2007 was $1,041,400, an increase of $449,600, or 76.0%, from a net loss of $591,800 for the same period of 2006. As a result of our continued operating loss we intend to continue to pursue revenue growth opportunities through all available means.

Liquidity and Capital Resources

We believe that continued investment in our products and patent activities is vital to our future growth and will enhance current, and provide new avenues, of capital resources. We will continue to monitor such investments closely, commensurate with the results of our operations. We plan on managing our liquidity and capital resources very closely over the course of the next twelve months. Although we expect 2007 revenue to approximate 2006 levels, we expect to increase 2007 expenses on a year over year basis compared with 2006 for the reasons discussed under the "Results of Operations for the Three-Month Periods Ended March 31, 2007 and 2006."

We will continue to actively pursue potential merger activities and additional sources of capital from external sources, and at such time as a merger or source of capital might make financial sense and add value for our shareholders, we will endeavor to consummate such merger or financing arrangement.

During the three months ended March 31, 2007 and 2006 our cash and cash equivalents balances decreased by $1,094,000 and $233,400, respectively, primarily as a result of our operations consuming approximately $1,084,400 and $164,600 of cash during the respective periods. During the three month periods ended March 31, 2007 and 2006 our reported net losses of $1,041,400 and $591,800, respectively, included two significant non-cash items, namely; depreciation and amortization of $243,500 and $255,600, respectively, which were primarily related to amortization of our patents and patent-related assets, and stock-based compensation expense of $138,900 and $110,000, respectively.

During the three months ended March 31, 2007 and 2006 we closely monitored our investing activities, spending approximately $13,400 and $20,300, respectively, in those activities. Our investing activities were primarily comprised of fixed asset purchases, mainly office furniture and computer equipment. Our financing activities during the three months ended March 31, 2007 solely resulted from the sale of stock to our employees under the terms of our employee stock purchase plan, whereas during the same period of the prior year, such sale of stock proceeds were offset by the payment of the final costs associated with a private placement of our stock that occurred during 2005.

Working Capital

As of March 31, 2007, we had current assets of $2,909,700 and current liabilities of $1,733,000, which netted to working capital of $1,176,700. Included in current liabilities was the current portion of deferred revenue of $1,109,500.

Based on our anticipated 2007 operating revenues, operating cost structure, and current working capital, we believe that we will be able to support our operational needs with currently available resources for at least the next twelve months. However, due to inherent uncertainties associated with predicting future operations, there can be no assurances that these resources will be sufficient to fund our anticipated expenses during the next twelve months.

New Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007. We are assessing the impact of SFAS 159, but do not expect it to have a material impact on results of operations, cash flows or financial position.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, however, for some entities; application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. We are assessing the impact of SFAS 157, but do not expect it to have a material impact on its results of operations, cash flows or financial position.

In July 2006, FASB issued FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48, effective January 1, 2007, and its adoption did not have a material impact on consolidated results of operations or financial condition.

ITEM 3. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of and for the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2007, we granted the following stock options:

   o stock options to purchase an aggregate 405,000 shares of common stock, at exercise prices ranging from $0.15 to $0.165, were granted to various non-executive employees.
   o stock options to purchase an aggregate 425,000 shares of common stock, at an exercise price of $0.165, were granted to our directors and executive employees.

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


                                                  GraphOn Corporation
                                                      (Registrant)


                                                Date: May 15, 2007
                                                By: /s/ Robert Dilworth
                                                    -------------------
                                                     Robert Dilworth
                                              Chief Executive Officer and
                                                 Chairman of the Board
                                             (Principal Executive Officer)


                                                 Date: May 15, 2007
                                                 By: /s/ William Swain
                                                     -----------------
                                                       William Swain
                                                  Chief Financial Officer
                                             (Principal Financial Officer and
                                               (Principal Accounting Officer)