Form 10QSB
period 2007-06-30
GRAPHON CORP/DE
filed 2007-08-14
CIK 1021435

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

                  For the quarterly period ended June 30, 2007

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

      As of August 3, 2007 there were issued and outstanding 47,322,401 shares of the issuer's Common Stock, par value $0.0001.

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

                                    GRAPHON CORPORATION

                                        FORM 10-QSB

                                     Table of Contents

PART I.   FINANCIAL INFORMATION                                                       Page
                                                                                      ----
Item 1.   Financial Statements
          Unaudited Condensed Consolidated Balance Sheet as of June 30, 2007             2
          Unaudited Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2007 and 2006                           3
          Unaudited Condensed Consolidated Statements of Cash Flows for the Six
             Months Ended June 30, 2007 and 2006                                         4
          Notes to Unaudited Condensed Consolidated Financial Statements                 5
Item 2.   Management's Discussion and Analysis or Plan of Operation                     11
Item 3.   Controls and Procedures                                                       20
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings                                                             21
Item 6.   Exhibits                                                                      21
          Signatures


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                GraphOn Corporation
                        Condensed Consolidated Balance Sheet
                        ------------------------------------

     Assets
     ------                                                        (Unaudited)
     Current Assets                                               June 30, 2007
     --------------                                            -----------------
     Cash and cash equivalents                                 $       1,438,200
     Accounts receivable, net                                            784,700
     Other current assets                                                 76,500
                                                               -----------------
       Total Current Assets                                            2,299,400
                                                               -----------------
     Patents, net                                                      3,185,800
     Property and equipment, net, and other assets                       144,700
                                                               -----------------
     Total Assets                                              $       5,629,900
                                                               =================
     Liabilities and Shareholders' Equity
     ------------------------------------
     Current Liabilities
     -------------------
     Accounts payable and accrued expenses                     $         637,200
     Deferred revenue                                                  1,188,700
                                                               -----------------
       Total Current Liabilities                                       1,825,900
                                                               -----------------
     Deferred revenue                                                  1,728,100
                                                               -----------------
       Total Liabilities                                               3,554,000
                                                               -----------------
     Shareholders' Equity
     --------------------
     Common stock, $0.0001 par value, 195,000,000 shares
      authorized, 46,847,401 shares issued and outstanding                 4,700
     Additional paid-in capital                                       59,071,700
     Note receivable - shareholder                                      (260,100)
     Accumulated deficit                                             (56,740,400)
                                                               -------------------
       Shareholders' Equity                                            2,075,900
                                                               -----------------
     Total Liabilities and Shareholders' Equity                $       5,629,900
                                                               =================


                  See accompanying notes to unaudited condensed
                        consolidated financial statements

                                           GraphOn Corporation
                             Condensed Consolidated Statements of Operations
                             -----------------------------------------------

                                                                           (Unaudited)
                                                    -------------------------------------------------------
                                                    Three Months Ended June 30,   Six Months Ended June 30,
                                                    ---------------------------   -------------------------
                                                        2007            2006          2007             2006
                                                    ------------   ------------   ------------   ------------
Revenue                                             $  1,307,800   $  1,450,800   $  2,445,400   $  2,757,300
Cost of revenue                                          123,300        150,300        242,200        261,500
                                                    ------------   ------------   ------------   ------------
Gross profit                                           1,184,500      1,300,500      2,203,200      2,495,800
                                                    ------------   ------------   ------------   ------------
Operating expenses
   Selling and marketing                                 420,900        426,300        853,400        840,100
   General and administrative                          1,137,400        924,900      2,111,400      1,914,800
   Research and development                              639,200        452,100      1,310,700        845,800
                                                    ------------   ------------   ------------   ------------
      Total operating expenses                         2,197,500      1,803,300      4,275,500      3,600,700
                                                    ------------   ------------   ------------   ------------
Loss from operations                                  (1,013,000)      (502,800)    (2,072,300)    (1,104,900)
                                                    ------------   ------------   ------------   ------------
Other income, net                                         14,400         11,400         34,000         21,700
                                                    ------------   ------------   ------------   ------------
Loss before provision for income tax                    (998,600)      (491,400)    (2,038,300)    (1,083,200)
Provision for income tax                                   2,200          3,100          3,900          3,100
                                                    ------------   ------------   ------------   ------------
Net loss                                            $ (1,000,800)  $   (494,500)  $ (2,042,200)  $ (1,086,300)
                                                    ============   ============   ============   ============
Basic and diluted loss per common share             $      (0.02)  $      (0.01)  $      (0.04)  $      (0.02)
                                                    ============   ============   ============   ============
Weighted average common shares outstanding            46,247,401     46,192,250     46,242,822     46,188,073
                                                    ============   ============   ============   ============

                See accompanying notes to unaudited condensed consolidated financial statements


                                          GraphOn Corporation
                            Condensed Consolidated Statements of Cash Flows
                            -----------------------------------------------
                                                                                    (Unaudited)
                                                                             Six Months Ended June 30,
                                                                          --------------------------------
     Cash Flows Provided By (Used In) Operating Activities                      2007              2006
     -----------------------------------------------------                --------------    --------------
     Net Loss                                                             $   (2,042,200)   $   (1,086,300)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                               482,400           514,400
     Stock option compensation expense                                           262,200           226,200
     Provision for doubtful accounts                                             115,900                 -
     Other items                                                                   1,000            (4,800)
     Changes in operating assets and liabilities
       Accounts receivable                                                      (220,200)          (73,200)
       Prepaid expenses and other current assets                                 (11,200)          (48,200)
       Accounts payable and accrued expenses                                    (156,100)         (158,900)
       Deferred revenue                                                          109,200           342,800
                                                                          --------------    --------------
     Net Cash Used In Operating Activities                                    (1,459,000)         (288,000)
                                                                          --------------    --------------
     Cash Flows Used In Investing Activities
     Capital expenditures                                                        (43,200)          (51,000)
     Other assets                                                                   (500)            2,600
                                                                          --------------    --------------
     Net Cash Used In Investing Activities                                       (43,700)          (48,400)
                                                                          --------------    --------------
     Cash Flows Provided By (Used In) Financing Activities
     Proceeds from sale of common stock under ESPP                                 3,800             4,500
     Costs of private placement of preferred stock and warrants                        -           (58,000)
                                                                          --------------    --------------
     Net Cash Provided By (Used In) Financing Activities                           3,800           (53,500)
                                                                          --------------    --------------
     Effect of exchange rate fluctuations on cash and cash equivalents                 -               100
     Net Decrease in Cash and Cash Equivalents                                (1,498,900)         (389,800)
     Cash and Cash Equivalents, beginning of period                            2,937,100         3,528,100
                                                                          --------------    --------------
     Cash and Cash Equivalents, end of period                             $    1,438,200    $    3,138,300
                                                                          ==============    ==============


            See accompanying notes to unaudited condensed consolidated financial statements


                               GRAPHON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2007


1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission. Accordingly, such financial statements do not include all information and footnote disclosures required in annual financial statements.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-QSB should be read in conjunction with the audited consolidated financial statements of GraphOn Corporation (the "Company") contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on April 2, 2007. The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2007, or any future period.

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

Revenue Recognition

The Company markets and licenses products through various means, such as; channel distributors, independent software vendors ("ISVs"), value-added resellers ("VARs" and collectively with channel distributors and ISVs, "resellers") and direct sales to enterprise end users. Its product licenses are generally perpetual. The Company also separately sells maintenance contracts, which are comprised of license updates and customer service access, private-label branding kits, software developer kits and product training services.

Generally, software license revenues are recognized when:

   o Persuasive evidence of an arrangement exists, (i.e., when the Company signs a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer's purchase order) and
   o Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed programs) and
   o The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer's purchase order, and
   o Collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

3. Stock-Based Compensation

On January 1, 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three and six-month periods ended June 30, 2007 and 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

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

Valuation and Expense Information under FAS123R

The Company recorded stock-based compensation expense of $123,300 and $116,200 in the three-month periods ended June 30, 2007 and 2006, respectively and $262,200 and $226,200 in the six-month periods ended June 30, 2007 and 2006, respectively. As required by FAS123R, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the stock-based compensation expense recorded during the three and six-month periods ended June 30, 2007 and 2006 by income statement classification:

                                            Three months ended June 30,    Six months ended June 30,
                                            ---------------------------   ---------------------------
     Income statement classification             2007           2006          2007           2006
     -------------------------------        ------------   ------------   ------------   ------------
     Cost of revenue                        $      3,600   $      4,400   $      8,000   $      8,500
     Selling and marketing expense                 9,100          3,300         19,800         16,600
     General and administrative expense           84,900         96,700        177,400        181,300
     Research and development expense             25,700         11,800         57,000         19,800
                                            ------------   ------------   ------------   ------------
                                            $    123,300   $    116,200   $    262,200   $    226,200
                                            ============   ============   ============   ============

In connection with the adoption of FAS123R, the Company estimated the fair value of each stock-based award granted during the three-month periods ended June 30, 2007 and 2006 on the date of grant using a binomial model, with the assumptions set forth in the following table:


  Three Months                Estimated      Prior     Expected     Estimated  Risk-Free
  Ended June 30,   Estimated  Forfeiture  Forfeiture  Option Term   Exercise   Interest
    (1)(2)        Volatility    Rate         Rate       (Years)      Factor      Rate     Dividends
  --------------  ----------  ----------  ----------  ------------  ---------  ---------  ---------
    2007 (3)          -           -            -            -           -           -         -
      2006         157.11%      10.00%       10.00%        7.5        10.00%      5.02%       -

     (1) No new employee stock purchase plan ("ESPP") grants were issued during either the three-month period ended June 30, 2007 or 2006.

     (2) Assumptions used to estimate the fair value of each stock-based award and ESPP shares granted during the three-month periods ended March 31, 2007 and 2006 can be found in the Company's Form 10-QSB as filed with the SEC on May 15, 2007.

     (3) No new sotck option grants or awards were made during the three months ended June 30, 2007.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. Expected volatility is based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the options or ESPP purchase periods, respectively.

The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to the Company's expected term on its stock-based awards. The expected term of the Company's stock-based option awards was based on historical award holder exercise patterns and considered the market performance of the Company's common stock and other items. The six-month expected term of the ESPP shares was based on the length of time between the ESPP grant and purchase dates.

The estimated forfeiture rate was based on an analysis of historical data and considered the impact of events such as the work force reductions the Company carried out during previous years. The estimated exercise factor was based on an analysis of historical data and included a comparison of historical and current share prices.

No grants were made during the three-month period ended June 30, 2007. For grants made during the three-month period ended June 30, 2006, the weighted average fair value of stock-based awards was $0.21. For grants made during the six-month periods June 30, 2007 and 2006, the weighted average fair value of stock-based awards was $0.1458 and $0.21, respectively, and the weighted average fair value of ESPP grants were $0.1605 and $0.1785, respectively.

The following table presents a summary of the status and activity of the Company's stock option awards for the three and six-month periods ended June 30, 2007.

                                                                               Weighted
                                                                 Weighted       Average
                                                                  Average      Remaining          Aggregate
                                                   Number of     Exercise      Contractual        Intrinsic
                                                    Shares         Price       Term (Years)         Value
                                                  -----------   -----------   ---------------    -------------
      Outstanding - December 31, 2006 (1)          6,876,613    $    0.45
      Granted                                        830,000         0.16
      Exercised                                            -            -
      Forfeited or expired                          (307,576)        0.17
                                                  -----------
      Outstanding - March 31, 2007 (1)             7,399,037         0.43           7.31         $      31,100
                                                  -----------
      Granted                                              -            -
      Exercised                                            -            -
      Forfeited or expired                          (101,823)        0.17
                                                  -----------
      Outstanding - June 30, 2007 (1)              7,297,214    $    0.43           6.50         $     136,900
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

Of the options outstanding as of June 30, 2007, 5,454,194 were vested and 1,843,020 were estimated to vest in future periods, prior to their estimated forfeiture.

All options are exercisable immediately upon grant. Options vest, generally ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

No stock option awards were exercised during either of the six-month periods ended June 30, 2007 or 2006. As of June 30, 2007, there was approximately $389,300 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

4. Revenue

Revenue for the three-month periods ended June 30, 2007 and 2006 was comprised as follows:

                                                            Increase (Decrease)
                                                         -------------------------
     Revenue                   2007           2006          Dollars       Percent
     ----------------      ------------   ------------   ------------   ----------
     Product licenses
     ----------------
     Windows               $    584,000    $   432,800   $    151,200       34.9%
     Unix                       313,900        605,100       (291,200)     (48.1%)
                           ------------   ------------   ------------
                                897,900      1,037,900       (140,000)     (13.5%)
                           ------------   ------------   ------------
     Service fees
     ------------
     Windows                    172,200        203,800        (31,600)     (15.5%)
     Unix                       237,700        195,200         42,500       21.8%
                           ------------   ------------   ------------
                                409,900        399,000         10,900        2.7%
                           ------------   ------------   ------------
     Other                            -         13,900        (13,900)    (100.0%)
                           ------------   ------------   ------------
     Total Revenue         $  1,307,800   $  1,450,800   $   (143,000)      (9.9%)
                           ============   ============   ============

Revenue for the six-month periods ended June 30, 2007 and 2006 was comprised as follows:

                                                              Increase (Decrease)
                                                           -------------------------
     Revenue                   2007            2006           Dollars       Percent
     ----------------      ------------    ------------    ------------    ---------
     Product licenses
     ----------------
     Windows               $  1,016,800    $  1,060,100    $    (43,300)      (4.1%)
     Unix                       487,100         863,000        (375,900)     (43.6%)
                           ------------    ------------    ------------
                              1,503,900       1,923,100        (419,200)     (21.8%)
                           ------------    ------------    ------------
     Service fees
     Windows                    391,300         416,900         (25,600)      (6.1%)
     Unix                       459,400         378,500          80,900       21.4%
                           ------------    ------------    ------------
                                850,700         795,400          55,300        7.0%
                           ------------    ------------    ------------
     Other                       90,800          38,800          52,000      134.0%
                           ------------    ------------    ------------
     Total Revenue         $  2,445,400    $  2,757,300    $   (311,900)     (11.3%)
                           ============    ============    ============

5. Patents

As of June 30, 2007, patents consisted of the following:

     Patents                        $   5,340,400
     Accumulated amortization          (2,154,600)
                                    -------------
                                    $   3,185,800
                                    =============

Patent amortization, which aggregated $222,300 during each of the three-month periods ended June 30, 2007 and 2006, and $444,600 during each of the six-month periods ended June 30, 2007 and 2006, respectively, is a component of general and administrative expenses.

6. Supplemental Disclosure of Cash Flow Information

The Company disbursed approximately an aggregate $2,000 cash for the payment of income taxes during the three and six-month periods ended June 30, 2007. The Company disbursed no cash for the payment of income taxes during either of the three or six-month periods ended June 30, 2006. The Company disbursed no cash for the payment of interest expense during either of the three or six-month periods ended June 30, 2007 or 2006.

7. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the three and six-month periods ended June 30, 2007 and 2006, 21,146,414 and 19,544,255 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior years, and no corresponding change in retained deficit. Additionally, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and June 30, 2007. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for January 1, 2007 and June 30, 2007.

The Company's policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of June 30, 2007, the Company had no amount accrued for the payment of interest and penalties related to the unrecognized tax benefits and no amounts as of the adoption date of FIN 48.

The Company files federal consolidated income tax returns and income tax returns in various state jurisdictions. The Company's 2003, 2004 and 2005 federal tax years and state tax years from 2002 through 2005, inclusive, remain subject to income tax examinations by the respective tax jurisdictions. Net operating loss carryforwards generated in 1991 through 2006, and from 2000 through 2006, for federal and state tax purposes, respectively, remain open to examination by the respective tax jurisdictions.

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

Overview

We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use by channel distributors, independent software vendors ("ISVs"), value-added resellers ("VARs" and collectively with channel distributors and ISVs, "resellers"), corporate enterprises, governmental and educational institutions, and others.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three and six-month periods ended June 30, 2007 and 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

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

We did not grant any new options, make any stock awards or have any additional shares purchased under our Employee Stock Purchase Plan during the three months ended June 30, 2007.

For assumptions used for grants made during the three and six-month periods ended June 30, 2006, and the three-month period ended March 31, 2007, please refer to our Quarterly Reports on Form 10-QSB as filed with the SEC on August 14, 2006 and May 15, 2007, respectively.

We expect that stock-based compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2007 we expect to incur stock-based compensation expense of approximately $220,000.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2007 and 2006.

Revenue

The changes in both Windows and Unix-based product licenses revenue for the three and six-month periods ended June 30, 2007 as compared with the same period of 2006 were reflective of how such revenue can vary from period to period because a significant portion of this revenue has historically been earned from a limited number of significant customers, most of whom are resellers. Consequently, if any of these significant customers change their order level or fail to order during the reporting period, our revenue could be materially impacted. We expect this situation to continue throughout the next several quarterly reporting periods.

Revenue for the three-month periods ended June 30, 2007 and 2006 was as follows:

                                                            Increase (Decrease)
                                                         -------------------------
     Revenue                   2007           2006          Dollars       Percent
     ----------------      ------------   ------------   ------------   ----------
     Product licenses
     ----------------
     Windows               $    584,000    $   432,800   $    151,200       34.9%
     Unix                       313,900        605,100       (291,200)     (48.1%)
                           ------------   ------------   ------------
                                897,900      1,037,900       (140,000)     (13.5%)
                           ------------   ------------   ------------
     Service fees
     ------------
     Windows                    172,200        203,800        (31,600)     (15.5%)
     Unix                       237,700        195,200         42,500       21.8%
                           ------------   ------------   ------------
                                409,900        399,000         10,900        2.7%
                           ------------   ------------   ------------
     Other (1)                        -         13,900        (13,900)    (100.0%)
                           ------------   ------------   ------------
     Total Revenue         $  1,307,800   $  1,450,800   $   (143,000)      (9.9%)
                           ============   ============   ============

Revenue for the six-month periods ended June 30, 2007 and 2006 was as follows:

                                                              Increase (Decrease)
                                                           -------------------------
     Revenue                   2007            2006           Dollars       Percent
     ----------------      ------------    ------------    ------------    ---------
     Product licenses
     ----------------
     Windows               $  1,016,800    $  1,060,100    $    (43,300)      (4.1%)
     Unix                       487,100         863,000        (375,900)     (43.6%)
                           ------------    ------------    ------------
                              1,503,900       1,923,100        (419,200)     (21.8%)
                           ------------    ------------    ------------
     Service fees
     Windows                    391,300         416,900         (25,600)      (6.1%)
     Unix                       459,400         378,500          80,900       21.4%
                           ------------    ------------    ------------
                                850,700         795,400          55,300        7.0%
                           ------------    ------------    ------------
     Other                       90,800          38,800          52,000      134.0%
                           ------------    ------------    ------------
     Total Revenue         $  2,445,400    $  2,757,300    $   (311,900)     (11.3%)
                           ============    ============    ============

      (1) Private labeling and other fees. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name.

The decrease in Windows product license revenue for the six months ended June 30, 2007 was primarily due to our determination, under our accounting policies, to defer revenue recognition for a $196,000 purchase made by a significant customer. We determined that sufficient vendor-specific objective evidence did not exist for the allocation of revenue to the various elements of the purchase. When such evidence exists we expect to recognize revenue from this transaction. We expect that future purchases by this customer will also be deferred for the foreseeable future. This decrease was partially offset by increases in Windows product license revenue aggregating approximately $152,700, generated from various other Windows customers. During the three-month period ended June 30, 2007 we released an upgraded version of GO-Global for Windows and expect that Windows product licensing revenue for the remaining two quarters of 2007 will each approximate Windows product licensing revenue for the three-month period ended June 30, 2007.

The decrease in Unix product license revenue for the three and six-month periods ended June 30, 2007 and 2006 was primarily due to a $250,000 one-time sale to an enterprise customer during the three-month period ended June 30, 2006. The remainder of the decrease in Unix product license revenue for the three and six-month periods ended June 30, 2007 was due to an overall reduction in sales made to various other Unix customers.

Our customers typically purchase a maintenance contract at the time they license our product. Our Windows-based maintenance contracts vary in term from one to five years and generally are renewed upon expiration. Our Unix-based maintenance contracts vary in term from one to five years and generally are renewed upon expiration. Service fees associated with maintenance contracts are deferred and recognized as revenue ratably over the underlying service period of the maintenance contract.

The decrease in Windows-based service fees for the three and six-month periods ended June 30, 2007, as compared with the same periods of the prior year was primarily due to lower levels of Windows maintenance contract purchases that occurred during the last six months of 2006 as compared with the six-months ended June 30, 2006.

The increase in Unix-based service fees for the three and six-month periods ended June 30, 2007, as compared with the same periods of the prior year was primarily due to higher levels of Unix maintenance contract purchases that occurred during the last six months of 2006 as compared with the six months ended June 30, 2006.

We expect aggregate service fees revenue to continue to be higher throughout 2007 as compared with similar periods of 2006.

Cost of Revenue

Cost of revenue is comprised primarily of service costs, which represent the costs of customer service, and product costs. Shipping and packaging materials are immaterial as virtually all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United States, research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products.

Cost of revenue was 9.4% and 10.4% of revenue for the three months ended June 30, 2007 and 2006, respectively, and 9.9% and 9.5% for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 cost of revenue decreased by $27,000, or 18.0%, to $123,300 from $150,300 for the same period of 2006, and for the six months ended June 30, 2007 it decreased by $19,300, or 7.4%, to $242,200 from $261,500 for the same period of 2006. .

Cost of revenue for the three-month periods ended June 30, 2007 and 2006 was as follows:

                                                   Increase (Decrease)
                                                ------------------------
                         2007         2006        Dollars     Percent
                      ----------   ----------   ----------   ----------
     Product costs    $    3,900   $   29,600   $  (25,700)     (86.8)%
     Service costs       119,400      120,700       (1,300)      (1.1)%
                      ----------   ----------   ----------
                      $  123,300   $  150,300   $  (27,000)     (18.0)%
                      ==========   ==========   ==========


Cost of revenue for the six-month periods ended June 30, 2007 and 2006 was as follows:

                                                   Increase (Decrease)
                                                 -----------------------
                          2007         2006       Dollars      Percent
                       ----------   ----------   ----------   ----------
      Product costs    $   13,400   $   64,800   $  (51,400)     (79.3)%
      Service costs       228,800      196,700       32,100       16.3
                       ----------   ----------   ----------
                       $  242,200   $  261,500   $  (19,300)      (7.4)%
                       ==========   ==========   ==========

The decrease in product costs for the three and six-month periods ended June 30, 2007, as compared with the same periods in 2006 was primarily due to a decrease in the amortization of capitalized software development costs. We expect product costs to remain lower throughout 2007, as compared with 2006, as certain elements of our capitalized software development costs became fully amortized during 2006, with the remainder becoming fully amortized during the six-month period ended June 30, 2007. We expect product costs to remain significantly lower throughout 2007, as compared with 2006.

The increase in service costs for the six-month period ended June 30, 2007, as compared with the same period in 2006, resulted primarily from increasing the amount of engineering time spent performing customer service, in order to better meet the needs of our customers. We expect service costs to remain higher throughout 2007, as compared with 2006, as we plan on having a higher number of engineers performing such activities.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expense.

Selling and marketing expenses were 32.2% and 29.4% of revenue for the three months ended June 30, 2007 and 2006, respectively, and 34.9% and 30.5% for the six months ended June 30, 2007 and 2006, respectively. Selling and marketing expenses for the three months ended June 30, 2007 decreased by $5,400, or 1.3%, to $420,900 from $426,300 for the same period of 2006. For the six months ended June 30, 2007 selling and marketing expenses increased by $13,300, or 1.6%, to $853,400 from $840,100 for the same period of 2006.

Selling and marketing expenses for the three months ended June 30, 2007 and 2006 were as follows:

                                                             Increase (Decrease)
                                                           -----------------------
                                    2007         2006       Dollars      Percent
                                 ----------   ----------   ----------   ----------
     Employee costs              $  323,400   $  310,000   $   13,400        4.3%
     Outside services                61,400       52,400        9,000       17.2%
     Travel and entertainment        13,100       40,700      (27,600)     (67.8)%
     Other                           23,000       23,200         (200)      (0.9)%
                                 ----------   ----------   ----------
                                 $  420,900   $  426,300   $   (5,400)      (1.3)%
                                 ==========   ==========   ==========


Selling and marketing expenses for the six months ended June 30, 2007 and 2006 were as follows:

                                                             Increase (Decrease)
                                                           -----------------------
                                    2007         2006       Dollars      Percent
                                 ----------   ----------   ----------   ----------
     Employee costs              $  622,400   $  608,100   $   14,300        2.4%
     Outside services               138,700      107,700       31,000       28.8%
     Travel and entertainment        42,700       73,200      (30,500)     (41.7%)
     Other                           49,600       51,100       (1,500)      (2.9%)
                                 ----------   ----------   ----------
                                 $  853,400   $  840,100   $   13,300        1.6%
                                 ==========   ==========   ==========

The increase in employee costs for the three and six-month periods ended June 30, 2007, as compared with the same period in 2006, resulted primarily from having approximately two more sales people than during the same periods of the prior year. Partially offsetting increases to wages and benefits resulting from the increased sales force was a decrease in commissions. Since a portion of our sales representatives' compensation package is commissions-based and overall sales were lower during the three and six-month periods ended June 30, 2007, as compared with the same periods of 2006, overall commissions were also lower. Additionally, bonuses based on overall sales were lower during the three and six-month periods ended June 30, 2007 as compared with the same periods in 2006 since overall sales were lower.

Included in employee costs for the three-month periods ended June 30, 2007 and 2006 and for the six-month periods then ended are non-cash stock-based compensation costs aggregating approximately $9,100 and $3,300, and $19,800 and $16,600, respectively.

The increase in outside services for the six-month period ended June 30, 2007, as compared with the same period in 2006, was primarily the result of recruiting costs incurred in the hiring of a new sales representative. Contributing to the increase in outside services for the three and six-month periods ended June 30, 2007, as compared with the same periods of 2006, were higher commissions paid to our consulting Asian sales representative.

The decrease in travel and entertainment for the three and six-month periods ended June 30, 2007, as compared with the same periods in 2006, resulted primarily from costs associated with a 2006 incentive program that was not repeated during 2007.

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

General and administrative expenses were approximately 87.0% and 63.8% of revenues for the three-month periods ended June 30, 2007 and 2006, respectively, and approximately 86.3% and 69.4% for the six-month periods ended June 30, 2007 and 2006, respectively. General and administrative expenses increased by $212,500, or 23.0%, to $1,137,400 from $924,900 for the three-month period ended June 30, 2007, as compared with the same period in 2006 and increased by $196,600, or 10.3%, to $2,111,400 from $1,914,800 for the six-month period ended
June 30, 2007, as compared with the same period in 2006..

General and administrative expenses for the three months ended June 30, 2007 and 2006 were as follows:

                                                                  Increase (Decrease)
                                                                -----------------------
                                         2007         2006       Dollars       Percent
                                      ----------   ----------   ----------   ----------
     Employee costs                   $  443,900   $  409,900   $   34,000        8.3%
     Depreciation and amortization       226,200      226,800         (600)      (0.3%)
     Legal and accounting                198,900      102,800       96,100       93.5%
     Bad debts                           115,900            -      115,900        na
     Rent                                 17,400       15,700        1,700       10.8%
     Public costs                         16,500       14,200        2,300       16.2%
     Outside services                     29,200       72,900      (43,700)     (60.0%)
     Travel and entertainment             23,800       56,400      (32,600)     (57.8%)
     Other                                65,600       26,200       39,400      150.4%
                                      ----------   ----------   ----------
                                      $1,137,400   $  924,900   $  212,500       23.0%
                                      ==========   ==========   ==========


General and administrative expenses for the six months ended June 30, 2007 and 2006 were as follows:

                                                                  Increase (Decrease)
                                                                -----------------------
                                         2007         2006       Dollars      Percent
                                      ----------   ----------   ----------   ----------
     Employee costs                   $  890,500   $  809,700   $   80,800       10.0%
     Depreciation and amortization       452,800      452,300          500        0.1%
     Legal and accounting                352,300      217,000      135,300       62.4%
     Bad debts                           115,900            -      115,900        na
     Rent                                 35,600       31,400        4,200       13.4%
     Public costs                         31,000       27,800        3,200       11.5%
     Outside services                     50,100      155,800     (105,700)     (67.8)%
     Travel and entertainment             50,500      104,700      (54,200)     (51.8)%
     Other                               132,700      116,100       16,600       14.3%
                                      ----------   ----------   ----------
                                      $2,111,400   $1,914,800   $  196,600       10.3%
                                      ==========   ==========   ==========

The increase in employee costs in the three and six-month periods ended June 30, 2007, as compared with the same periods of 2006, was primarily due to hiring our Chief Executive Officer on a full-time basis during September 2006. Included in employee costs for the three-month periods ended June 30, 2007 and 2006 were non-cash stock-based compensation costs aggregating approximately $84,900 and $96,700, respectively, and $177,400 and $181,300 for the six-month periods ended June 30, 2007 and 2006, respectively.

Legal and accounting fees were higher during the three and six-month periods ended June 30, 2007, as compared with the same periods of the previous year, primarily as a result of fees associated with administrative and pre-trial preparations associated with our patent portfolio and Autotrader lawsuit (discussed elsewhere in this Form 10-QSB) as well as certain business opportunities we had been pursuing.

The increase in bad debts during the three and six-month periods ended June 30, 2007, as compared with the same periods of the previous year was primarily the result of a downward evaluation of the current financial condition of a significant customer's aggregate outstanding balance due us. Although we currently anticipate continuing our relationship with this customer, we do not anticipate delivering further product until their receivable has been fully satisfied.

Outside services were lower during the three and six-month periods ended June 30, 2007, as compared with the same periods of the prior year, primarily as a result of the hiring of our Chief Executive Officer on a full-time basis during September 2006. Also included in the six-month period ended June 30, 2006 were recruiting fees associated with the hiring of a vice-president whereas no such recruiting fees were incurred during the same period of 2007.

The decrease in travel and entertainment during the three and six-month periods ended June 30, 2007, as compared with the same periods of the previous year, was primarily a result of less travel by our Chief Executive Officer. Additional cost reductions during the three and six-month periods ended June 30, 2007, as compared with the same periods of 2006, resulted from using short-term housing versus hotels for extended trips to our New Hampshire engineering facility.

Costs associated with other major components of general and administrative expense, notably; depreciation and amortization, rent and costs associated with being a public entity, did not change significantly during either the three or six-month periods ended June 30, 2007, as compared with the same period of the prior year.

We currently expect 2007 general and administrative expenses to approximate 2006 levels.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of stock-based compensation expense), payments to contract programmers and rent.

Research and development expenses were approximately 48.9% and 31.2% of revenues for the three-month periods ended June 30, 2007 and 2006, respectively, and approximately 53.6% and 30.7% for the six-month periods ended June 30, 2007 and 2006, respectively. Research and development expenses for the three-month period ended June 30, 2007 increased by $187,100, or 41.4%, to $639,200 from $452,100 for the three-month period ended June 30, 2006. For the six-month period ended June 30, 2007, research and development expenses increased by $464,900, or 55.0%, to $1,310,700 from $845,800 for the same period of the prior year.

Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No product development costs were capitalized during either of the three or six-month periods ended June 30, 2007 or 2006.

Research and development expenses for the three-months ended June 30, 2007 and 2006 were as follows:

                                                     Increase (Decrease)
                                                   -----------------------
                            2007         2006        Dollars     Percent
                         ----------   ----------   ----------   ----------
     Employee costs      $  508,000   $  238,400   $  269,600       113.1%
     Outside services        54,600      167,000     (112,400)      (67.3%)
     Rent                    36,000       16,100       19,900       123.6%
     Other                   40,600       30,600       10,000        32.7%
                         ----------   ----------   ----------
                         $  639,200      452,100      187,100        41.4%
                         ==========   ==========   ==========

Research and development expenses for the six-months ended June 30, 2007 and 2006 were as follows:

                                                      Increase (Decrease)
                                                   -----------------------
                            2007         2006        Dollars      Percent
                         ----------   ----------   ----------   ----------
     Employee costs      $1,013,400   $  508,500   $  504,900       99.3%
     Outside services       141,700      244,600     (102,900)     (42.1%)
     Rent                    68,800       32,300       36,500      113.0%
     Other                   86,800       60,400       26,400       43.7%
                         ----------   ----------   ----------
                         $1,310,700   $  845,800   $  464,900       55.0%
                         ==========   ==========   ==========

Employee costs for the three-month periods ended June 30, 2007 and 2006 are net of $119,400 and $120,700, respectively, which related to the costs of engineering time spent performing customer service. Employee costs for the six-month periods ended June 30, 2007 and 2006 are net of $228,800 and $196,700, respectively, which relate to the costs of engineering time spent performing customer service. Customer service costs are reported as a component of cost of revenue. The increase in employee costs for the three and six-month periods ended June 30, 2007 as compared with the respective periods of 2006, was primarily due to costs associated with employees hired beginning in and subsequent to the three-month period ended June 30, 2006; a vice-president of engineering (August 2006), a president for our Israeli subsidiary (July 2006), and two additional engineers (May 2006 and January 2007).

Another factor contributing to the increase in employee costs for both the three and six-month periods ended June 30, 2007, as compared with the same periods of 2006, was severance costs associated with terminating four engineers at various times through the three and six-month periods ended June 30, 2007. No such costs were incurred during the three or six-month periods ended June 30, 2006.

Included in employee costs for the three and six-month periods ended June 30, 2007 and 2006 were non-cash stock-based compensation costs of $25,700 and $11,800, and $57,000 and $19,800 respectively, which were net of $3,600 and $4,400, and $8,000 and $8,500 respectively, which were reported as customer service cost of revenue.

The decrease in outside services for the three and six-month periods ended June 30, 2007, as compared with the same periods of the prior year, was primarily due to recruiting costs incurred at various times during the six-month period ended June 30, 2006 related to the hiring of a vice-president of engineering (which occurred during August 2006). No such recruiting costs were incurred during the six-month period ended June 2007.

Also contributing to the decrease in outside services for the three and six-month periods ended June 30, 2007, as compared with the same periods of 2006 were reductions in the use of certain outside consultants as their assignments completed, including consultants who were involved in providing engineering services for our upgraded version of GO-Global for Windows, which was released during the three-months ended June 30, 2007.

The increase in rent for the three and six-month periods ended June 30, 2007, as compared with the same periods of the prior year, was primarily due to the opening of our Israeli engineering facility, as well as the expansion of the office space we rent in New Hampshire.

We currently expect 2007 research and development expenses to be higher as compared with 2006 levels.

Other Income

During the three and six-month periods ended June 30, 2007 and 2006, other income consisted primarily of interest income on excess cash and note receivable
- shareholder. The increases in other income were primarily as a result of higher interest rates being earned by our idle cash balances.

We anticipate that interest and other income for 2007 will approximate 2006 levels as we anticipate having similar or lower average cash balances for the remainder of the year, partially offset by higher interest rates.

Net Loss

As a result of the foregoing items, net loss for the three-month period ended June 30, 2007 was $1,000,800, an increase of $506,300, or 102.4%, from a net loss of $494,500 for the same period of 2006. Net loss for the six-month period ended June 30, 2007 was $2,042,200, and increase of $955,900, or 88.0%, from a net loss of $1,086,300 for the same period of 2006. As a result of our continued operating loss we intend to continue to pursue revenue growth opportunities through all available means and have implemented various cost cutting measures, including the workforce reductions as discussed elsewhere in this Form 10-QSB.

Liquidity and Capital Resources

We believe that continued investment in our products and patent activities is vital to our future growth and will enhance current, and provide new avenues, of capital resources. We will continue to monitor such investments closely, commensurate with the results of our operations. We plan on managing our liquidity and capital resources very closely over the course of the next twelve months. Although we expect 2007 revenue to approximate 2006 levels, we expect to increase 2007 expenses on a year over year basis compared with 2006 for the reasons discussed under the "Results of Operations for the Three and Six-Month Periods Ended June 30, 2007 and 2006."

We will continue to actively pursue potential merger activities and additional sources of capital from external sources, and at such time as a merger or source of capital might make financial sense and add value for our shareholders, we will endeavor to consummate such merger or financing arrangement.

During the six months ended June 30, 2007 and 2006 our cash and cash equivalents balances decreased by $1,498,900 and $389,800, respectively, primarily as a result of our operations consuming approximately $1,459,000 and $288,000 of cash during the respective periods. During the six-month periods ended June 30, 2007 and 2006 our reported net losses of $2,042,200 and $1,086,300, respectively, included two significant non-cash items, namely; depreciation and amortization of $482,400 and $514,400, respectively, which were primarily related to amortization of our patents and patent-related assets, and stock-based compensation expense of $262,200 and $226,200, respectively. Another significant non-cash item included in our reported net loss during the three and six-month period ended June 30, 2007 was an increase to our bad debts allowance of $115,900, as explained elsewhere in this Form 10-QSB.

During the six months ended June 30, 2007 and 2006 we closely monitored our investing activities, spending approximately a net $43,700 and $48,400, respectively, in those activities. Our investing activities were primarily comprised of fixed asset purchases, mainly office furniture and computer equipment. Our financing activities during the six months ended June 30, 2007 solely resulted from the sale of stock to our employees under the terms of our employee stock purchase plan, whereas during the same period of the prior year, such sale of stock proceeds were offset by the payment of the final costs associated with a private placement of our stock that occurred during 2005.

Working Capital

As of June 30, 2007, we had current assets of $2,299,400 and current liabilities of $1,825,900, which netted to working capital of $473,500. Included in current liabilities was the current portion of deferred revenue of $1,188,700.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainties in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior years, and no corresponding change in retained deficit. Additionally, we recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and June 30, 2007. Also, we had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for January 1, 2007 and June 30, 2007.

Our policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of June 30, 2007, we had no amount accrued for the payment of interest and penalties related to the unrecognized tax benefits and no amounts as of the adoption date of FIN 48.

We file federal consolidated income tax returns and income tax returns in various state jurisdictions. Our 2003, 2004 and 2005 federal tax years and state tax years from 2002 through 2005, inclusive, remain subject to income tax examinations by the respective tax jurisdictions. Net operating loss carryforwards generated in 1991 through 2006, and from 2000 through 2006, for federal and state tax purposes, respectively, remain open to examination by the respective tax jurisdictions.

ITEM 3. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of and for the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 23, 2005, we initiated a proceeding against AutoTrader.com in the United States District Court in the Eastern District of Texas, (the "Court") alleging that AutoTrader.com was infringing two of our patents, namely U.S. Patent Nos. 6,324,538 and 6,850,940 (the "538" and "940" patents, respectively), which protect our unique method of maintaining an automated and network accessible database, on its AutoTrader.com website. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. AutoTrader.com filed its Answer and Counterclaims on January 17, 2006 seeking a declaratory judgment that it does not infringe the 538 and 940 patents and that both patents are invalid. On March 24, 2006, AutoTrader.com filed a motion for summary judgment seeking to invalidate the 538 and 940 patents. On May 1, 2006, we filed a response in opposition to AutoTrader.com's motion. On August 8, 2006, AutoTrader.com's motion for summary judgment was denied. On August 9, 2006, the Court filed a Docket Control Order setting forth proposed pretrial deadlines. A Markman Hearing for consideration of claim construction issues was held on June 6, 2007. The Court issued its claim construction order on June 28, 2007. On July 13, 2007, AutoTrader.com filed a motion for summary judgment seeking to invalidate the 940 patent, and on July 16, 2007 AutoTrader.com filed an additional motion for summary judgment seeking to invalidate certain claims of the 538 patent. The Court has not ruled on either of these motions. We have not filed any summary judgment motions.

On May 31, 2007, we initiated a proceeding against Juniper Networks, Inc. ("Juniper") in the United States District Court in the Eastern District of Texas alleging that certain of Juniper's products infringe three of our patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, which protect our fundamental network security and firewall technologies. The suit seeks preliminary and permanent injunctive relief along with unspecified damages and fees. Juniper's answer to our complaint is due on August 29, 2007.

ITEM 6. Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  GraphOn Corporation
                                                      (Registrant)

                                                 Date: August 14, 2007
                                                By: /s/ Robert Dilworth
                                                    -------------------
                                                     Robert Dilworth
                                              Chief Executive Officer and
                                                 Chairman of the Board
                                             (Principal Executive Officer)

                                                 Date: August 14, 2007
                                                 By: /s/ William Swain
                                                     ------------------
                                                     William Swain
                                                Chief Financial Officer
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)