Form 10QSB
period 2007-09-30
GRAPHON CORP/DE
filed 2007-11-14
CIK 1021435

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB
                                 ---------------

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the quarterly period ended September 30, 2007

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

      As of November 6, 2007 there were issued and outstanding 47,571,401 shares of the issuer's Common Stock, par value $0.0001.

      Transitional Small Business Disclosure Format (Check one): Yes [ ] No |X|

                               GRAPHON CORPORATION

                                   FORM 10-QSB

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                                       Page
                                                                                     ----
Item 1.  Financial Statements
         Unaudited Condensed Consolidated Balance Sheet as of September 30, 2007        2
         Unaudited Condensed Consolidated Statements of Operations for the
            Three and Nine Months Ended September 30, 2007 and 2006                     3
         Unaudited Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2007 and 2006                                    4
         Notes to Unaudited Condensed Consolidated Financial Statements                 5
Item 2.  Management's Discussion and Analysis or Plan of Operation                     11
Item 3.  Controls and Procedures                                                       21
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                             22
Item 6.  Exhibits                                                                      22
         Signatures


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                                      GraphOn Corporation
                             Condensed Consolidated Balance Sheet


     Assets
     ------                                                               (Unaudited)
     Current Assets                                                   September 30, 2007
     --------------                                                   ------------------
     Cash and cash equivalents                                        $        1,357,000
     Accounts receivable, net                                                    711,100
     Prepaid expenses and other current assets                                    54,000
                                                                      ------------------
       Total Current Assets                                                    2,122,100
                                                                      ------------------

     Patents, net                                                              2,963,500
     Property and equipment, net, and other assets                               149,900
                                                                      ------------------
     Total Assets                                                     $        5,235,500
                                                                      ==================
     Liabilities and Shareholders' Equity
     ------------------------------------
     Current Liabilities
     -------------------
     Accounts payable and accrued expenses                            $          891,400
     Deferred revenue                                                          1,335,600
                                                                      ------------------
       Total Current Liabilities                                               2,227,000
                                                                      ------------------
     Deferred revenue                                                          1,738,000
                                                                      ------------------
       Total Liabilities                                                       3,965,000
                                                                      ------------------
     Shareholders' Equity
     --------------------
     Common stock, $0.0001 par value, 195,000,000 shares
     authorized, 47,571,401 shares issued and outstanding                          4,800
     Additional paid-in capital                                               59,245,800
     Note receivable - shareholder                                              (260,100)
     Accumulated deficit                                                     (57,720,000)
                                                                      ------------------
     Total Shareholders' Equity                                                1,270,500
                                                                      ------------------
     Total Liabilities and Shareholders' Equity                       $        5,235,500
                                                                      ==================


      See accompanying notes to unaudited condensed consolidated financial statements


                                                   GraphOn Corporation
                                     Condensed Consolidated Statements of Operations


                                                                           (Unaudited)
                                              Three Months Ended September 30,      Nine Months Ended September 30,
                                            ------------------------------------  -----------------------------------
                                                    2007               2006              2007               2006
                                            ------------------  ----------------  -----------------  ----------------
Revenue                                     $        1,270,300  $      1,141,900  $       3,715,700  $      3,899,200
Cost of revenue                                        113,900           115,700            356,100           377,200
                                            ------------------  ----------------  -----------------  ----------------
Gross profit                                         1,156,400         1,026,200          3,359,600         3,522,000
                                            ------------------  ----------------  -----------------  ----------------
Operating expenses
   Selling and marketing                               438,100           372,600          1,291,500         1,212,700
   General and administrative                        1,261,000         1,061,500          3,372,400         2,976,300
   Research and development                            446,600           594,600          1,757,300         1,440,400
                                            ------------------  ----------------  -----------------  ----------------
      Total operating expenses                       2,145,700         2,028,700          6,421,200         5,629,400
                                            ------------------  ----------------  -----------------  ----------------
Loss from operations                                  (989,300)       (1,002,500)        (3,061,600)       (2,107,400)
                                            ------------------  ----------------  -----------------  ----------------
Other income, net                                       11,400             9,700             45,400            31,400
                                            ------------------  ----------------  -----------------  ----------------
Loss before provision for income tax                  (977,900)         (992,800)        (3,016,200)       (2,076,000)
Provision for income tax                                 1,700             2,400              5,600             5,500
                                            ------------------  ----------------  -----------------  ----------------
Net loss                                    $         (979,600) $       (995,200) $      (3,021,800) $     (2,081,500)
Other comprehensive loss
Foreign currency translation gain                            -               800                  -               800
                                            ------------------  ----------------  -----------------  ----------------
Comprehensive loss                          $         (979,600) $       (994,400) $      (3,021,800) $     (2,080,700)
                                            ==================  ================  =================  ================
Basic and diluted loss per common share     $            (0.02) $          (0.02) $           (0.07) $          (0.04)
                                            ==================  ================  =================  ================
Weighted average common shares outstanding          46,764,015        46,706,450         46,418,462        46,362,764
                                            ==================  ================  =================  ================


                See accompanying notes to unaudited condensed consolidated financial statements


                                                GraphOn Corporation
                                  Condensed Consolidated Statements of Cash Flows

                                                                                       (Unaudited)
                                                                             Nine Months Ended September 30,
                                                                            ---------------------------------
       Cash Flows Provided By (Used In) Operating Activities                     2007               2006
       -----------------------------------------------------                --------------    ---------------
       Net Loss                                                             $   (3,021,800)   $    (2,081,500)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
       Depreciation and amortization                                               720,600            768,700
       Stock option compensation expense                                           375,500            347,100
       Provision for doubtful accounts                                             115,900                  -
       Other items                                                                  (1,400)            (7,100)
       Changes in operating assets and liabilities
         Accounts receivable                                                      (146,600)           149,600
         Prepaid expenses and other current assets                                  11,300            (14,900)
         Accounts payable and accrued expenses                                      98,100           (179,400)
         Deferred revenue                                                          266,000            643,600
                                                                            --------------    ---------------
       Net Cash Used In Operating Activities                                    (1,582,400)          (373,900)
                                                                            --------------    ---------------
       Cash Flows Provided By (Used In) Investing Activities
       Capital expenditures                                                        (64,700)           (58,700)
       Other assets                                                                   (100)             2,600
                                                                            --------------    ---------------
       Net Cash Used In Investing Activities                                       (64,800)           (56,100)
                                                                            --------------    ---------------
       Cash Flows Provided By (Used In) Financing Activities
       Proceeds from sale of common stock under ESPP                                 7,100              8,500
       Proceeds from exercise of stock options                                      60,000                  -
       Costs of private placement of preferred stock and warrants                        -            (58,000)
                                                                            --------------    ---------------
       Net Cash Provided By (Used In) Financing Activities                          67,100            (49,500)
                                                                            --------------    ---------------
       Effect of exchange rate fluctuations on cash and cash equivalents                 -                800
       Net Decrease in Cash and Cash Equivalents                                (1,580,100)          (478,700)
       Cash and Cash Equivalents, beginning of period                            2,937,100          3,528,100
                                                                            --------------    ---------------
       Cash and Cash Equivalents, end of period                             $    1,357,000    $     3,049,400
                                                                            ==============    ===============


               See accompanying notes to unaudited condensed consolidated financial statements


                               GRAPHON CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2007


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

Management believes that the Company will be able to support its operational needs for the next twelve months if the Company can increase its revenue stream and/or obtain additional equity investments or debt. Should the Company be unsuccessful in increasing its revenue stream or obtaining additional equity investments or debt, then it would need to reduce its current level of operations to a level sustainable with current revenue. Additionally, the Company continues to reviewpotential business combination opportunities as they present themselves and at such time as one might make financial sense and add value for the shareholders, the Company will pursue it.

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

3. Stock-Based Compensation

On January 1, 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three and nine-month periods ended September 30, 2007 and 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS123") and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

The valuation provisions of FAS123R apply to new awards and to awards that were outstanding on the adoption date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the adoption date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS123.

Valuation and Expense Information under FAS123R

The Company recorded stock-based compensation expense of $113,300 and $120,800 in the three-month periods ended September 30, 2007 and 2006, respectively and $375,500 and $347,100 in the nine-month periods ended September 30, 2007 and 2006, respectively. As required by FAS123R, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the stock-based compensation expense recorded during the three and nine-month periods ended September 30, 2007 and 2006 by income statement classification:

                                                Three months ended               Nine months ended
                                                   September 30,                    September 30,
                                             -------------------------     --------------------------
Income Statement Classification                  2007          2006              2007         2006
-------------------------------              ------------  ------------    ------------  ------------
Cost of revenue                              $      2,600  $      4,100    $     10,600  $     12,600
Selling and marketing expense                       6,300         9,600          26,100        26,200
General and administrative expense                 80,900        77,400         258,300       258,800
Research and development expense                   23,500        29,700          80,500        49,500
                                             ------------  ------------    ------------  ------------
                                             $    113,300  $    120,800    $    375,500  $    347,100
                                             ============  ============    ============  ============

In connection with the adoption of FAS123R, the Company estimated the fair value of each option to purchase common stock granted under the employee stock purchase plan ("ESPP") during the three-month period ended September 30, 2007. Such fair value estimate was comprised of two parts: one of which is based on the fair market value of a share of the Company's common stock at the date of grant of the option to purchase common stock under the ESPP and the other which is based on what the fair value of a stock option to purchase one share of the Company's common stock would be if the Company were to have issued a stock option on the same day.

The fair value of all stock-based awards granted during the three-month periods ended September 30, 2007 and 2006 were calculated as of the date of grant using a binomial model, with the assumptions set forth in the following table:

                                                              Expected
  Three Months                   Estimated        Prior        Option       Estimated     Risk-Free
      Ended       Estimated      Forfeiture    Forfeiture       Term        Exercise      Interest
  Sept. 30, (1)   Volatility        Rate          Rate         (Years)       Factor         Rate         Dividends
  -------------  -------------  ------------  -------------  ------------  ------------  ------------  ------------
      2007          154.22%        5.37%           5.25%          7.5        10.00%         4.60%            -
      2006          155.45%        5.00%          10.00%          7.5        10.00%         4.85%            -

 (1) Assumptions used to estimate the fair value of each stock-based award granted during the three-month periods ended March 31, 2007 and 2006, including options to purchase common stock granted pursuant to the terms of the Company's ESPP, can be found in the Company's Form 10-QSB as filed with the SEC on May 15, 2007. Assumptions used to estimate the fair value of each stock-based award granted during the three-month periods ended June 30, 2007 and 2006 can be found in the Company's Form 10-QSB as filed with the SEC on August 14, 2007. No new options to purchase common stock pursuant to the terms of the Company's ESPP were granted during either the three-month period ended June 30, 2007 or 2006.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. Expected volatility is based on the historical volatility of the Company's common stock over the period commensurate with the expected life of the options.

The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to the Company's expected term on its stock-based awards. The expected term of the Company's stock-based option awards was based on historical award holder exercise patterns and considered the market performance of the Company's common stock and other items. The six-month expected term of options to purchase common stock pursuant to the terms of the Company's ESPP was based on the length of time between the option's grant and purchase dates.

The estimated forfeiture rate was based on an analysis of historical data and considered the impact of events such as the work force reductions the Company carried out during previous years. The estimated exercise factor was based on an analysis of historical data and included a comparison of historical and current share prices.

For stock-based awards granted during the three-month periods ended September 30, 2007 and 2006, exclusive of options to purchase common stock pursuant to the Company's ESPP, the weighted average fair values were $0.23 and $0.36, respectively. For stock-based awards granted during the nine-month periods September 30, 2007 and 2006, exclusive of options to purchase common stock pursuant to the Company's ESPP, the weighted average fair values were $0.15 and $0.45, respectively. The weighted average fair value of options to purchase common stock pursuant to the Company's ESPP granted during the three-month periods ended September 30, 2007 and 2006 were $0.14 and $0.15, respectively, and the weighted average fair value of such options granted during the nine-month periods ended September 30, 2007 and 2006 were $0.14 and $0.16, respectively.

The following table presents a summary of the status and activity of the Company's stock option awards for the three and nine-month periods ended September 30, 2007.

                                                                                Weighted
                                                              Weighted          Average
                                                               Average          Remaining         Aggregate
                                             Number of        Exercise         Contractual        Intrinsic
                                             Shares (1)         Price          Term (Years)          Value
                                            -------------    ------------    ----------------   --------------
Outstanding - December 31, 2006                6,876,613        $   0.45
Granted                                          830,000            0.16
Exercised                                              -               -
Forfeited or expired                            (307,576)           0.17
                                            ------------
Outstanding - March 31, 2007                   7,399,037            0.43           7.31              $  31,100
Granted                                                -               -
Exercised                                              -               -
Forfeited or expired                            (101,823)           0.17
                                            ------------
Outstanding - June 30, 2007                    7,297,214            0.43           6.50              $ 136,900
Granted                                           20,000            0.26
Exercised                                       (500,000)           0.12
Forfeited or expired                            (242,928)           0.42
                                            ------------
Outstanding - September 30, 2007               6,574,286        $   0.46           7.00              $  27,900
                                            ============

   1) Excludes 1,000,000 shares of common stock previously awarded pursuant to a restricted stock award of 600,000 shares (subject to service vesting conditions) and two restricted stock units awards aggregating 400,000 shares (each subject to performance vesting conditions). Of such awarded shares, 600,000 are considered outstanding as of their award date for voting and other purposes.

Of the options outstanding as of September 30, 2007, 5,108,770 were vested, 1,340,341 were estimated to vest in future periods and 125,175 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

During the three and nine-month periods ended September 30, 2007, 500,000 stock option awards were exercised. Such awards had a weighted average exercise price of $0.12 resulting in proceeds of $60,000 being received by the Company. No stock option awards were exercised during either of the three or nine-month periods ended September 30, 2006. As of September 30, 2007, there was approximately $278,900 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

4. Revenue

Revenue for the three-month periods ended September 30, 2007 and 2006 was comprised as follows:

        Revenue                        2007            2006          Dollars         Percent
        ----------------------    ------------    ------------    ------------    ------------
          Product Licenses
        Windows                   $    415,700    $    425,300    $     (9,600)         -2.3%
        Unix                           372,800         295,200          77,600          26.3%
                                  ------------    ------------    ------------
                                       788,500         720,500          68,000           9.4%
                                  ------------    ------------    ------------
            Service Fees
        Windows                        229,800         186,300          43,500          23.3%
        Unix                           248,400         216,600          31,800          14.7%
                                  ------------    ------------    ------------
                                       478,200         402,900          75,300          18.7%
                                  ------------    ------------    ------------
        Other                            3,600          18,500         (14,900)        -80.5%
                                  ------------    ------------    ------------
        Total Revenue             $  1,270,300    $  1,141,900    $    128,400          11.2%
                                  ============    ============    ============

Revenue for the nine-month periods ended September 30, 2007 and 2006 was comprised as follows:

         Revenue                          2007            2006          Dollars         Percent
         -------------------------    ------------    ------------   ------------    -------------
             Product Licenses
         Windows                      $  1,432,400    $  1,485,400   $    (53,000)        -3.6%
         Unix                              860,000       1,158,200       (298,200)       -25.7%
                                      ------------    ------------   ------------
                                         2,292,400       2,643,600       (351,200)       -13.3%
                                      ------------    ------------   ------------
               Service Fees
         Windows                           621,100         603,200         17,900          3.0%
         Unix                              707,800         595,100        112,700         18.9%
                                      ------------    ------------   ------------
                                         1,328,900       1,198,300        130,600         10.9%
                                      ------------    ------------   ------------
         Other (1)                          94,400          57,300         37,100         64.7%
                                      ------------    ------------   ------------
         Total Revenue                $  3,715,700    $  3,899,200   $   (183,500)        -4.7%
                                      ============    ============   ============

5. Patents

As of September 30, 2007, patents consisted of the following:

       Patents                    $  5,340,400
       Accumulated amortization     (2,376,900)
                                  ------------
                                  $  2,963,500
                                  ============

Patent amortization, which aggregated $222,300 during each of the three-month periods ended September 30, 2007 and 2006, and $666,900 during each of the nine-month periods ended September 30, 2007 and 2006, respectively, is a component of general and administrative expenses.

6. Supplemental Disclosure of Cash Flow Information

The Company disbursed approximately $2,000 and $0 cash for the payment of income taxes during the nine-month periods ended September 30, 2007 and 2006, respectively. The Company disbursed no cash for the payment of income taxes during either of the three-month periods ended September 30, 2007 or 2006. The Company disbursed no cash for the payment of interest expense during either of the three or nine-month periods ended September 30, 2007 or 2006.

7. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the three and nine-month periods ended September 30, 2007 and 2006, 20,343,486 and 19,705,817 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

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

As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior years, and no corresponding change in retained deficit. Additionally, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and September 30, 2007. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for January 1, 2007 and September 30, 2007.

The Company's policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of September 30, 2007, the Company had no amount accrued for the payment of interest and penalties related to the unrecognized tax benefits as of the adoption date of FIN 48.

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

ITEM 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

   o that we have suffered from recurring losses and have absorbed significant cash in our operating activities and if we are unable to generate a positive cash flow from operations or are unsuccessful in securing alternative means of financing, we may not be able to continue our operations;
   o our history of operating losses, and expectation that those losses will continue;
   o the uncertainty as to whether or not we will realize the anticipated benefits of acquiring Network Engineering Software, Inc. ("NES");
   o that a significant portion of our revenue has been and continues to be earned from a very limited number of significant customers;
   o that our stock price has been volatile and you could lose your investment; and
   o other factors, including those set forth under Item 6. "Management's Discussion and Analysis or Plan of Operation - Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and in other documents we filed with the Securities and Exchange Commission, could have a material adverse effect upon our business, results of operations and financial condition.

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

In order to ensure that we will be able to realize our assets and settle our liabilities within the normal course of our business operations, we must consider several aggressive strategic initiatives aimed at increasing revenue, significantly reducing expenses or securing additional alternative sources of financing. We also are continuing to review potential business combination opportunities as they present themselves and at such time as one might make financial sense and add value for our shareholders, we will pursue it.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three and nine-month periods ended September 30, 2007 and 2006 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS123") and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

The valuation provisions of FAS123R apply to new awards and to awards that were outstanding on the adoption date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the adoption date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS123.

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

Of the variables above, the selection of an expected term, an annualized forfeiture rate and expected stock price volatility are the most subjective. In estimating our stock price volatility for stock option grants awarded during the three-month period ended September 30, 2007, we analyzed our historic volatility over the period commensurate with the expected life of the options, by reference to actual stock prices, and calculated an estimated volatility of approximately 154.22%. Our estimate of the expected option term was 7.5 years and was derived based on our analysis of historical data and future projections. We derived an annualized forfeiture rate of 5.37% and a prior forfeiture rate of 5.25% by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in work force. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We applied the same variables to the valuation of shares purchased under our Employee Stock Purchase Plan ("ESPP"), except that the expected term was 0.5 years, as the time span from the date of grant of ESPP shares to the date of purchase is six months.

For assumptions used for grants made during the three and nine-month periods ended September 30, 2006, please refer to our Quarterly Report on Form 10-QSB as filed with the SEC on November 20, 2006.

We expect that stock-based compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2007 we expect to incur stock-based compensation expense of approximately $108,800.

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2007 and 2006.

Revenue

The changes in both Windows and Unix-based product licenses revenue for the three and nine-month periods ended September 30, 2007 as compared with the same periods of 2006 were reflective of how such revenue can vary from period to period because a significant portion of this revenue has historically been earned from a limited number of significant customers, most of whom are resellers. Consequently, if any of these significant customers change their order level or fail to order during the reporting period, our revenue could be materially impacted. We expect this situation to continue throughout the next several quarterly reporting periods.

Revenue for the three-month periods ended September 30, 2007 and 2006 was as follows:

        Revenue                        2007            2006          Dollars         Percent
        ----------------------    ------------    ------------    ------------    ------------
          Product Licenses
        Windows                   $    415,700    $    425,300    $     (9,600)         -2.3%
        Unix                           372,800         295,200          77,600          26.3%
                                  ------------    ------------    ------------
                                       788,500         720,500          68,000           9.4%
                                  ------------    ------------    ------------
            Service Fees
        Windows                        229,800         186,300          43,500          23.3%
        Unix                           248,400         216,600          31,800          14.7%
                                  ------------    ------------    ------------
                                       478,200         402,900          75,300          18.7%
                                  ------------    ------------    ------------
        Other                            3,600          18,500         (14,900)        -80.5%
                                  ------------    ------------    ------------
        Total Revenue             $  1,270,300    $  1,141,900    $    128,400          11.2%
                                  ============    ============    ============

Revenue for the nine-month periods ended September 30, 2007 and 2006 was as follows:

         Revenue                          2007            2006          Dollars         Percent
         -------------------------    ------------    ------------   ------------    -------------
             Product Licenses
         Windows                      $  1,432,400    $  1,485,400   $    (53,000)        -3.6%
         Unix                              860,000       1,158,200       (298,200)       -25.7%
                                      ------------    ------------   ------------
                                         2,292,400       2,643,600       (351,200)       -13.3%
                                      ------------    ------------   ------------
               Service Fees
         Windows                           621,100         603,200         17,900          3.0%
         Unix                              707,800         595,100        112,700         18.9%
                                      ------------    ------------   ------------
                                         1,328,900       1,198,300        130,600         10.9%
                                      ------------    ------------   ------------
         Other (1)                          94,400          57,300         37,100         64.7%
                                      ------------    ------------   ------------
         Total Revenue                $  3,715,700    $  3,899,200   $   (183,500)        -4.7%
                                      ============    ============   ============

  (1) Private labeling and other fees. Private labeling fees are derived when we contractually agree to allow a customer to brand our product with their name.

The decrease in Windows product license revenue for the nine months ended September 30, 2007 was primarily due to our determination, under our accounting policies, to defer revenue recognition for a $196,000 purchase made by a significant customer. We determined that sufficient vendor-specific objective evidence did not exist for the allocation of revenue to the various elements of the purchase. When such evidence exists we expect to recognize revenue from this transaction. We expect that future purchases by this customer will also be deferred for the foreseeable future. This decrease was partially offset by increases in Windows product license revenue aggregating approximately $143,000, generated from various other Windows customers. During the second quarter of 2007 we released an upgraded version of GO-Global for Windows and expect that aggregate Windows product licensing revenue for the remaining quarter of 2007 will each approximate Windows product licensing revenue for the three-month period ended September 30, 2007.

The increase in Unix product license revenue for the three-month period ended September 30, 2007 was primarily due to increased purchases from just two customers, including our most significant Unix customer, Alcatel-Lucent. These two customers purchased an aggregate $250,900 worth of Unix product licenses during the period, an increase of $70,300 over their purchases for the same period of the prior year.

The decrease in Unix product license revenue for the nine-month period ended September 30, 2007 was primarily due to a $250,000 one-time sale to an enterprise customer during the nine-month period ended September 30, 2006. The remainder of the decrease in Unix product license revenue for the nine-month period ended September 30, 2007 was due to an overall net reduction in sales made to various other Unix customers.

Our customers typically purchase a maintenance contract at the time they license our product. Such maintenance contracts vary in term from one to five years and generally are renewed upon expiration. Service fees associated with maintenance contracts are deferred and recognized as revenue ratably over the underlying service period of the maintenance contract.

The increase in service fees for the three and nine-month periods ended September 30, 2007, as compared with the same periods of the prior year is due to the higher levels of maintenance contract purchases that have occurred since September 30, 2006 as compared with the nine months ended September 30, 2006.

We expect aggregate service fees revenue for the fourth quarter of 2007 to approximate those of the three months ended September 30, 2007.

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

Cost of revenue was 9.0% and 10.1% of revenue for the three months ended September 30, 2007 and 2006, respectively, and 9.6% and 9.7% for the nine months ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 cost of revenue decreased by $1,800 or 1.6%, to $113,900 from $115,700 for the same period of 2006, and for the nine months ended September 30, 2007 it decreased by $21,100, or 5.6%, to $356,100 from $377,200 for the same period of 2006.

Cost of revenue for the three-month periods ended September 30, 2007 and 2006 was as follows:

                                                          Increase (Decrease)
                                                       ------------------------
                               2007          2006        Dollars      Percent
                           ----------    ----------    ----------    ---------
           Product costs   $    7,700    $   23,800    $  (16,100)     -67.6%
           Service costs      106,200        91,900        14,300       15.6%
                           ----------    ----------    ----------
                           $  113,900    $  115,700    $   (1,800)      -1.6%
                           ==========    ==========    ==========

Cost of revenue for the nine-month periods ended September 30, 2007 and 2006 was as follows:

                                                          Increase (Decrease)
                                                       ------------------------
                               2007         2006         Dollars       Percent
                           ----------    ----------    ----------    ----------
           Product costs   $   21,100    $   88,600    $  (67,500)      -76.2%
           Service costs      335,000       288,600        46,400        16.1%
                           ----------    ----------    ----------
                           $  356,100    $  377,200    $  (21,100)       -5.6%
                           ==========    ==========    ==========

The decrease in product costs for the three and nine-month periods ended September 30, 2007, as compared with the same periods in 2006 was primarily due to a decrease in the amortization of capitalized software development costs. We expect product costs to be lower for 2007, as compared with 2006, as certain elements of our capitalized software development costs became fully amortized during 2006 and the remainders became fully amortized during the nine-month period ended September 30, 2007.

The increase in service costs for the three and nine-month periods ended September 30, 2007, as compared with the same periods in 2006, resulted primarily from increasing the amount of engineering time spent performing customer service, in order to better meet the needs of our customers. We expect service costs to remain higher throughout 2007, as compared with 2006, as we plan on having a higher number of engineers performing such activities.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expense.

Selling and marketing expenses were 34.5% and 32.6% of revenue for the three months ended September 30, 2007 and 2006, respectively, and 34.8% and 31.1% for the nine months ended September 30, 2007 and 2006, respectively. Selling and marketing expenses for the three months ended September 30, 2007 increased by $65,500, or 17.6%, to $438,100 from $372,600 for the same period of 2006. For the nine months ended September 30, 2007 selling and marketing expenses increased by $78,800, or 6.5%, to $1,291,500 from $1,212,700 for the same period of 2006.

Selling and marketing expenses for the three months ended September 30, 2007 and 2006 were as follows:

                                                                Increase (Decrease)
                                                             ------------------------
                                    2007          2006        Dollars        Percent
                                 ----------    ----------    ----------    ----------
      Employee costs             $  333,100    $  263,900    $   69,200        26.2%
      Outside services               59,800        63,100        (3,300)       -5.2%
      Travel and entertainment       23,800        27,700        (3,900)      -14.1%
      Other                          21,400        17,900         3,500        19.6%
                                 ----------    ----------    ----------
                                 $  438,100    $  372,600    $   65,500        17.6%
                                 ==========    ==========    ==========

Selling and marketing expenses for the nine months ended September 30, 2007 and 2006 were as follows:

                                                                 Increase (Decrease)
                                                              ------------------------
                                    2007           2006         Dollars       Percent
                                -----------    -----------    -----------    ---------
     Employee costs             $   948,200    $   871,100    $    77,100        8.9%
     Outside services               198,500        170,800         27,700       16.2%
     Travel and entertainment        62,100        100,900        (38,800)     -38.5%
     Other                           82,700         69,900         12,800       18.3%
                                -----------    -----------    -----------
                                $ 1,291,500    $ 1,212,700    $    78,800        6.5%
                                ===========    ===========    ===========

The increase in employee costs for the three and nine-month periods ended September 30, 2007, as compared with the same periods in 2006, resulted primarily from having approximately two more sales people than during the same periods of the prior year. Included in employee costs for the three and nine-month periods ended September 30, 2007 and 2006 are non-cash stock-based compensation costs aggregating approximately $6,300 and $9,600, and $26,100 and $26,200, respectively.

The increase in outside services for the nine-month period ended September 30, 2007, as compared with the same period in 2006, was primarily the result of recruiting costs incurred in the hiring of a new sales representative. Also contributing to the increase in outside services for the nine-month period ended September 30, 2007, as compared with the same period of 2006, was higher commissions paid to our consulting Asian sales representative.

The decrease in travel and entertainment for the nine-month period ended September 30, 2007, as compared with the same period in 2006, resulted primarily from costs associated with a 2006 incentive program that was not repeated during 2007.

We currently expect our full-year 2007 sales and marketing expense will exceed 2006 levels.

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

General and administrative expenses were approximately 99.3% and 93.0% of revenues for the three-month periods ended September 30, 2007 and 2006, respectively, and approximately 90.8% and 76.3% for the nine-month periods ended September 30, 2007 and 2006, respectively. General and administrative expenses increased by $199,500, or 18.8%, to $1,261,000 from $1,061,500 for the three-month period ended September 30, 2007, as compared with the same period in 2006 and increased by $396,100, or 13.3%, to $3,372,400 from $2,976,300 for the nine-month period ended September 30, 2007, as compared with the same period in 2006.

General and administrative expenses for the three months ended September 30, 2007 and 2006 were as follows:

                                                                            Increase (Decrease)
                                                                       ----------------------------
                                            2007           2006           Dollars         Percent
                                       ------------    ------------    ------------    ------------
       Employee costs                  $    421,500    $    519,900    $    (98,400)       -18.9%
       Legal and accounting                 242,200         107,500         134,700        125.3%
       Outside services                     242,800          52,400         190,400        363.4%
       Depreciation and amortization        226,400         226,200             200          0.1%
       Travel and entertainment              30,900          52,100         (21,200)       -40.7%
       Insurance                             23,900          27,200          (3,300)       -12.1%
       Rent                                  20,100          15,900           4,200         26.4%
       Public costs                          16,500          18,800          (2,300)       -12.2%
       Other                                 36,700          41,500          (4,800)       -11.6%
                                       ------------    ------------    ------------
                                       $  1,261,000    $  1,061,500    $    199,500         18.8%
                                       ============    ============    ============

General and administrative expenses for the nine months ended September 30, 2007 and 2006 were as follows:

                                                                           Increase (Decrease)
                                                                       --------------------------
                                           2007            2006           Dollars        Percent
                                       ------------    ------------    ------------    ----------
       Employee costs                  $  1,312,100    $  1,329,500    $    (17,400)       -1.3%
       Legal and accounting                 594,500         324,400         270,100        83.3%
       Outside services                     292,900         208,200          84,700        40.7%
       Bad debts                            115,900               -         115,900          na
       Depreciation and amortization        679,200         678,600             600         0.1%
       Travel and entertainment              81,400         156,800         (75,400)      -48.1%
       Insurance                             71,700          81,000          (9,300)      -11.5%
       Rent                                  55,700          47,300           8,400        17.8%
       Public costs                          47,500          46,700             800         1.7%
       Other                                121,500         103,800          17,700        17.1%
                                       ------------    ------------    ------------
                                       $  3,372,400    $  2,976,300    $    396,100        13.3%
                                       ============    ============    ============

The decrease in employee costs in the three and nine-month periods ended September 30, 2007, as compared with the same periods of 2006, was primarily due to having one less employee. Included in employee costs for the three-month periods ended September 30, 2007 and 2006 were non-cash stock-based compensation costs aggregating approximately $80,900 and $77,400, respectively, and $258,300 and $258,800 for the nine-month periods ended September 30, 2007 and 2006, respectively.

Legal and accounting fees were higher during the three and nine-month periods ended September 30, 2007, as compared with the same periods of the previous year, primarily as a result of fees associated with administrative and pre-trial preparations associated with our patent portfolio and Autotrader lawsuit as well as certain business opportunities we had been pursuing. See Item 1 Legal Proceedings in Part II of this Form 10-QSB for a discussion of the legal proceedings against Autotrader.

The increase in bad debts during the nine-month period ended September 30, 2007, as compared with the same period of the previous year was primarily the result of a downward evaluation of the current financial condition of a significant customer's aggregate outstanding balance due us. Although we currently anticipate continuing our relationship with this customer, we do not anticipate delivering further product until their receivable has been fully satisfied.

Outside services were higher during the three and nine-month periods ended September 30, 2007, as compared with the same periods of the prior year, primarily as a result of fees associated with pre-trial preparations associated with our patent enforcement action against Autotrader. Partially offsetting these fees was a decrease to outside services resulting from the hiring of our Chief Executive Officer on a full-time basis during September 2006.

The decrease in travel and entertainment during the three and nine-month periods ended September 30, 2007, as compared with the same periods of the previous year, was primarily a result of less travel by our Chief Executive Officer. Additional cost reductions during the three and nine-month periods ended September 30, 2007, as compared with the same periods of 2006, resulted from using short-term housing versus hotels for extended trips to our New Hampshire engineering facility.

Costs associated with other major components of general and administrative expense, notably; depreciation and amortization, insurance, rent and costs associated with being a public entity, did not change significantly during either the three or nine-month periods ended June 30, 2007, as compared with the same period of the prior year.

We currently expect 2007 general and administrative expenses to exceed 2006 levels, primarily due to increased costs associated with our patent enforcement action against Autotrader.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of stock-based compensation expense), payments to contract programmers and rent.

Research and development expenses were approximately 35.2% and 52.1% of revenues for the three-month periods ended September 30, 2007 and 2006, respectively, and approximately 47.3% and 36.9% for the nine-month periods ended September 30, 2007 and 2006, respectively. Research and development expenses for the three-month period ended September 30, 2007 decreased by $148,000, or 24.9%, to $446,600 from $594,600 for the three-month period ended September 30, 2006. For the nine-month period ended September 30, 2007, research and development expenses increased by $316,900, or 22.0%, to $1,757,300 from $1,440,400 for the same period of the prior year.

Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. During the three and nine-month periods ended September 30, 2007 and 2006, capitalized product development costs aggregated $3,600 and $0 and $3,600 and $0, respectively.

Research and development expenses for the three-months ended September 30, 2007 and 2006 were as follows:

                                                                Increase (Decrease)
                                                             ------------------------
                                    2007          2006         Dollars       Percent
                                 ----------    ----------    ----------    ----------
     Employee costs              $  317,900    $  358,000    $  (40,100)      -11.2%
     Outside services                39,000       130,600       (91,600)      -70.1%
     Rent                            32,400        28,500         3,900        13.7%
     Travel and entertainment        19,900        13,400         6,500        48.5%
     Supplies                        14,200        45,700       (31,500)      -68.9%
     Other                           23,200        18,400         4,800        26.1%
                                 ----------    ----------    ----------
                                 $  446,600    $  594,600    $ (148,000)      -24.9%
                                 ==========    ==========    ==========

Research and development expenses for the nine-months ended September 30, 2007 and 2006 were as follows:

                                                                    Increase (Decrease)
                                                                --------------------------
                                     2007            2006          Dollars       Percent
                                ------------    ------------    ------------    ----------
     Employee costs             $  1,331,400    $    875,400    $    456,000        52.1%
     Outside services                180,100         375,100        (195,000)      -52.0%
     Rent                            101,200          60,700          40,500        66.7%
     Travel and entertainment         46,200          30,500          15,700        51.5%
     Supplies                         28,600          58,800         (30,200)      -51.4%
     Other                            69,800          39,900          29,900        74.9%
                                ------------    ------------    ------------
                                $  1,757,300    $  1,440,400    $    316,900        22.0%
                                ============    ============    ============

Employee costs for the three-month periods ended September 30, 2007 and 2006 are net of $106,200 and $91,900, respectively, which related to the costs of engineering time spent performing customer service. Employee costs for the nine-month periods ended September 30, 2007 and 2006 are net of $335,000 and $288,600, respectively, which relate to the costs of engineering time spent performing customer service. Customer service costs are reported as a component of cost of revenue.

The increase in employee costs for the nine-month period ended September 30, 2007 as compared with the respective period of 2006, was primarily due to costs associated with employees hired beginning in and subsequent to the three-month period ended June 30, 2006; a vice-president of engineering (August 2006), a president for our Israeli subsidiary (July 2006), and two additional engineers (May 2006 and January 2007).

Another factor contributing to the increase in employee costs for the nine-month period ended September 30, 2007, as compared with the same period of 2006, was severance costs associated with terminating four engineers at various times through the nine-month period ended September 30, 2007. No such costs were incurred during the nine-month period ended September 30, 2006. These increases were partially offset by having an aggregate three fewer engineers during the three-month period ended September 30, 2007, as compared with the same period of the prior year.

Included in employee costs for the three and nine-month periods ended September 30, 2007 and 2006 were non-cash stock-based compensation costs of $23,500 and $29,700, and $80,500 and $49,500 respectively, which were net of $2,600 and $4,100, and $10,600 and $12,600 respectively, which were reported as customer service cost of revenue.

The decrease in outside services for the three and nine-month periods ended September 30, 2007, as compared with the same periods of the prior year, was primarily due to reductions in the use of certain outside consultants as their assignments completed, including consultants who were involved in providing engineering services for our upgraded version of GO-Global for Windows, which was released during the second quarter of 2007. During the nine-month period ended September 30, 2006, outside services also included fees charged to us by the president of our Israeli subsidiary as an outside consultant prior to our hiring him on a full-time basis in July 2006.

Also included in outside services were recruiting costs. Such costs were lower during the nine-month period ended September 30, 2007, as compared with the same period in 2006, resulting from costs that we had incurred at various times during the comparable period of the prior year that related to the hiring of a vice-president of engineering (which occurred during August 2006). No such recruiting costs were incurred during the nine-month period ended September 2007.

The increase in rent for the three and nine-month periods ended September 30, 2007, as compared with the same periods of the prior year, was primarily due to the opening of our Israeli engineering facility, as well as the expansion of the office space we rent in New Hampshire.

The decrease in supplies expense for the three and nine-month periods ended September 30, 2007, as compared with the same periods of the prior year, primarily resulted from higher than normal purchases of supplies during the three-month period ended September 30, 2006, which were made in conjunction with the expansion of our New Hampshire office and the opening of our Israeli engineering subsidiary.

We currently expect 2007 research and development expenses to be higher as compared with 2006 levels.

Other Income

During the three and nine-month periods ended September 30, 2007 and 2006, other income consisted primarily of interest income on excess cash and note receivable
- shareholder. The increases in other income were primarily as a result of higher interest rates being earned by our idle cash balances.

We anticipate that interest and other income for 2007 will approximate 2006 levels as we anticipate having similar or lower average cash balances for the remainder of the year, partially offset by higher interest rates.

Net Loss

As a result of the foregoing items, net loss for the three-month period ended September 30, 2007 was $979,600, a decrease of $15,600, or 1.6%, from a net loss of $995,200 for the same period of 2006. Net loss for the nine-month period ended September 30, 2007 was $3,021,800, and increase of $940,300, or 45.2%, from a net loss of $2,081,500 for the same period of 2006. As a result of our continued operating loss we intend to continue to pursue revenue growth opportunities and sources of additional liquidity through all available means and have implemented various cost cutting measures, including the workforce reductions as discussed elsewhere in this Form 10-QSB.

Liquidity and Capital Resources

We believe that continued investment in our products and patent activities is vital to our future growth and will enhance current, and provide new avenues, of capital resources. We will continue to monitor such investments closely, commensurate with the results of our operations. We plan on managing our liquidity and capital resources very closely over the course of the next twelve months. Although we expect 2007 revenue to approximate 2006 levels, we expect to increase 2007 expenses on a year over year basis compared with 2006 primarily due to costs associated with our patent enforcement action against Autotrader, as discussed under the "Results of Operations for the Three and Nine-Month Periods Ended September 30, 2007 and 2006."

We will continue to actively pursue potential merger activities and additional sources of capital from external sources, and at such time as a merger or source of capital might make financial sense and add value for our shareholders, we will endeavor to consummate such merger or financing arrangement.

During the nine months ended September 30, 2007 and 2006 our cash and cash equivalents balances decreased by $1,580,100 and $478,700, respectively, primarily as a result of our operations consuming approximately $1,582,400 and $373,900 of cash during the respective periods. During the nine-month periods ended September 30, 2007 and 2006 our reported net losses of $3,021,800 and $2,081,500, respectively, included two significant non-cash items, namely; depreciation and amortization of $720,600 and $768,700, respectively, which were primarily related to amortization of our patents and patent-related assets, and stock-based compensation expense of $375,500 and $347,100, respectively. Another significant non-cash item included in our reported net loss during the nine-month period ended September 30, 2007 was an increase to our bad debts allowance of $115,900, as explained elsewhere in this Form 10-QSB.

During the nine months ended September 30, 2007 and 2006 we closely monitored our investing activities, spending approximately a net $64,800 and $56,100, respectively, in those activities. Our investing activities were primarily comprised of fixed asset purchases, mainly office furniture and computer equipment. Our financing activities during the nine months ended September 30, 2007 were comprised of sale of stock to our employees under the terms of our employee stock purchase plan and proceeds received from the exercise of employee stock options. During the same period of the prior year, such employee stock purchase plan proceeds were offset by the payment of the final costs associated with a private placement of our stock that occurred during 2005.

Working Capital

As of September 30, 2007, we had current assets of $2,122,100 and current liabilities of $2,227,000, which netted to working capital of ($104,900). Included in current liabilities was the current portion of deferred revenue of $1,335,600.

We believe that we will be able to support our operations for the next twelve months if we can increase our revenue stream and/or obtain additional equity investments or debt. Should we be unsuccessful in increasing our revenue stream or obtaining additional equity investments or debt, then we would need to reduce our current level of operations to a level sustainable with current revenue. We are considering several aggressive strategic initiatives aimed at increasing revenue, significantly reducing expenses or securing additional alternative sources of financing. However, due to inherent uncertainties associated with predicting future operations and results of the strategic initiatives, there can be no assurances that we will be successful in any specific initiative.

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

ITEM 3. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of and for the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On November 23, 2005, we initiated a proceeding (the "proceeding") against AutoTrader.com in the United States District Court in the Eastern District of Texas, (the "Court") alleging that AutoTrader.com was infringing two of our patents, namely U.S. Patent Nos. 6,324,538 and 6,850,940 (the "538" and "940" patents, respectively), which protect our unique method of maintaining an automated and network accessible database, on its AutoTrader.com website. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. In response to our proceeding, Autotrader has taken several actions, including; seeking declaratory judgments that it does not infringe the 538 and 940 patents and that both patents are invalid, filing motions seeking to invalidate the 538 and 940 patents in whole or in part, and filing a motion seeking to limit potential damages, amongst others. We have filed certain responses in opposition to Autotrader's actions and we have filed motions aimed at enhancing our position in the proceeding. The Court has yet to rule on certain outstanding motions and adjudication of the proceeding is scheduled to begin in December 2007.

On May 31, 2007, we initiated a proceeding against Juniper Networks, Inc. ("Juniper") in the United States District Court in the Eastern District of Texas alleging that certain of Juniper's products infringe three of our patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the "014," "798"
and "336" patents, respectively) which protect our fundamental network security and firewall technologies. On August 28, 2007, at our request, this proceeding was dismissed without prejudice, and we immediately refiled our proceeding. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe the 014, 798 and 336 patents and that all three of these patents are invalid and unenforceable.

ITEM 6. Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   GraphOn Corporation
                                                       (Registrant)

                                                 Date: November 14, 2007

                                                 By: /s/ Robert Dilworth
                                                     ----------------------
                                                       Robert Dilworth
                                                 Chief Executive Officer and
                                                   Chairman of the Board
                                                (Principal Executive Officer)

                                                 Date: November 14, 2007

                                                  By: /s/ William Swain
                                                      ------------------
                                                       William Swain
                                                   Chief Financial Officer
                                               (Principal Financial Officer and
                                                 (Principal Accounting Officer)