Form 10KSB
period 2007-12-31
GRAPHON CORP/DE
filed 2008-03-31
CIK 1021435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

    Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                   For the fiscal year ended December 31, 2007

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

      Issuer's revenues for its most recent fiscal year: $11,485,600

      The aggregate market value of the common equity held by non-affiliates of the issuer as of March 18, 2008 was approximately $9,616,843.

      As of March 18, 2008, 47,596,401 shares of the issuer's common stock were outstanding.


                                                GRAPHON CORPORATION
                                                    FORM 10-KSB
                                                 Table of Contents


    PART I.                                                                                          Page
                                                                                                     ----
    Item 1.          Description of Business                                                            1
    Item 2.          Description of Property                                                            7
    Item 3.          Legal Proceedings                                                                  7
    Item 4.          Submission of Matters to a Vote of Security Holders                                8

    PART II.
    Item 5.          Market for Common Equity and Related Stockholder Matters and Small
                     Business Issuer Purchases of Equity Securities                                     9
    Item 6.          Management's Discussion and Analysis or Plan of Operation                         10
    Item 7.          Financial Statements                                                              23
    Item 8.          Changes in and Disagreements with Accountants on Accounting and Financial         41
                     Disclosure
    Item 8A.         Controls and Procedures                                                           41
    Item 8B.         Other Information                                                                 42

    PART III.
    Item 9.          Directors, Executive Officers, Promoters, Control Persons and Corporate
                     Governance; Compliance With Section 16(a) of the Exchange Act                     43
    Item 10.         Executive Compensation                                                            44
    Item 11.         Security Ownership of Certain Beneficial Owners and Management and
                     Related Stockholder Matters                                                       48
    Item 12.         Certain Relationships and Related Transactions, and Director Independence         50
    Item 13.         Exhibits                                                                          50
    Item 14.         Principal Accountant Fees and Services                                            51

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

Through our acquisition of Network Engineering Solutions, Inc. (NES) in January 2005, we acquired the rights to 11 patents, which are primarily method patents that describe software and network architectures to accomplish certain tasks, as well as other intellectual property rights. During 2006, 2007 and again in March 2008, we initiated litigation against certain companies that we believed violated one or more of our patents. In December 2007 we entered into a $6.25 million settlement and licensing agreement with one of the companies, as explained more fully elsewhere in this Form 10-KSB.

On January 8, 2008, our Board of directors authorized a stock buy back program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management's discretion. As of March 18, 2008 no shares had been repurchased under the program.

We are a Delaware corporation, founded in May of 1996. Our headquarters are located at 5400 Soquel Avenue, Suite A2, Santa Cruz, California, 95062 and our phone number is 1-800-GRAPHON (1-800-472-7466). Our Internet web site is http://www.graphon.com. The information on our website is not part of this annual report. We also have offices in Concord, New Hampshire, Irvine, California, Berkshire, England, United Kingdom and Tel Aviv, Israel.

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

Target Markets

The target market for our products comprises organizations that need to access Windows, Unix and/or Linux applications from a wide variety of devices, from remote locations, including over the Internet, dial-up lines, and wireless connections. This includes organizations such as small to medium-sized companies, governmental and educational institutions, ISVs, and VARs. Our software is designed to allow these enterprises to tailor the configuration of the end user device for a particular purpose, rather than following a "one PC fits all," high total cost of ownership model. We believe our opportunities are as follows:

   o ISVs. By web enabling their applications through use of our products, we believe that our ISV customers can accelerate their time to market without the risks and delays associated with rewriting applications or using other third party solutions, thereby opening up additional revenue opportunities and securing greater satisfaction and loyalty from their customers.

      Our technology quickly integrates with their existing software applications without sacrificing the full-featured look and feel of their original software application, thus providing ISVs with out-of-the-box web enabled versions of their software applications with their own branding for licensed, volume distribution to their enterprise customers. We further believe that ISVs who effectively address the web computing needs of customers and the emerging application service provider market will have a competitive advantage in the marketplace.

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

Strategic Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets. We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us. Our strategic relationships include the following:

   o In July 1999, we entered into a five-year, non-exclusive agreement with Alcatel, a telecommunications, network systems and services company. Pursuant to this agreement, Alcatel has licensed our GO-Global for Unix software for inclusion with their Turn-key Solution software, an optical networking system. Alcatel's customers are using our server-based solution to access Alcatel's UNIX/X Network Management Systems applications from T-based PCs. Additionally, Alcatel has deployed GO-Global internally to provide their employees with high-speed network access to their own server-based software over dial-up connections, local area networks (LANs) and wide area networks (WANs). Alcatel consummated a merger with Lucent Technologies during November 2006 and has continued operations under the name Alcatel-Lucent. Although this agreement expired in July 2004, our relationship with Alcatel-Lucent continues under the terms of the contract. We anticipate continuing our relationship with Alcatel-Lucent throughout 2008.

   o We are a party to a non-exclusive licensing agreement with FrontRange, an international software and services company, which affords FrontRange the right to include our GO-Global for Windows software with its HEAT help desk software system. FrontRange has completely integrated GO-Global for Windows into HEAT as iHEAT. We have also licensed our GO-Global for Windows software to FrontRange for integration with its Goldmine client relationship management software package. FrontRange has completely integrated GO-Global for Windows into Goldmine as iGoldmine. This agreement automatically renewed during March 2008 for an additional one year term. We may terminate this agreement immediately by written notice upon the occurrence of certain predetermined events. We anticipate continuing our relationship with FrontRange throughout 2008.

   o We are a party to a non-exclusive distribution agreement with Ericsson, a global provider of telecommunications equipment and related services to mobile and fixed network operations. Pursuant to this agreement, Ericsson has licensed our GO-Global for Unix software for inclusion with their ServiceON Optical and ServiceON Access teleco network management systems. Our agreement with Ericsson, which was originally entered into in September 2000, automatically renews annually. Either party may terminate the contract upon written notice to the other party at least one month prior to the expiration of the then current term. We anticipate continuing our relationship with Ericsson throughout 2008.

   o We are a party to a non-exclusive licensing agreement with Compuware, an international software and services company, which affords Compuware the right to include our GO-Global for Windows software with its UNIFACE software, a development and deployment environment for enterprise customer-facing applications. Compuware has completely integrated GO-Global for Windows into its UNIFACE deployment architecture as UNIFACE JTi, thereby enabling purchasers to access enterprise-level UNIFACE applications via the Internet. During December 2005, at Compuware's request, we amended this agreement to include Compuware's authorized resellers. This agreement, as amended, automatically renewed for an additional one year period during September 2007. Either party may cancel this contract with at least 30 days notice prior to the expiration of any renewal period. We anticipate continuing our relationship with Compuware throughout 2008.

Sales, Marketing and Support

Sales and marketing efforts of our software products are directed at increasing product awareness and demand among ISVs, small to medium-sized enterprises, and VARs who have a vertical orientation or are focused on Unix, Linux or Windows environments. Current marketing activities include; direct mail, targeted advertising campaigns, tradeshows, production of promotional materials, public relations and maintaining an Internet presence for marketing and sales purposes.

We currently consider Alcatel-Lucent, FrontRange, and Ericsson to be our most significant customers. Sales to Alcatel-Lucent, FrontRange and Ericsson represented approximately 21.3%, 8.1% and 5.0% of total software product sales during 2007 and 20.1%, 9.3% and 3.6% of total software product sales during 2006, respectively.

Many of our customers enter into, and periodically renew, maintenance contracts to ensure continued product updates and support. Currently, we offer maintenance contracts for one, two, three or five-year periods.

Research and Development

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products. We invested approximately $2,162,700 and $2,093,700 into research and development with respect to our software products in 2007 and 2006, respectively. No significant amount invested in research and development was capitalized during either 2007 or 2006. We historically have made significant investments in our protocol and in the performance and development of our server-based software and expect to continue to make significant product investments during 2008.

During 2006 we established GraphOn Research Labs Limited, a wholly-owned research and development subsidiary in Tel Aviv, Israel. GraphOn Research Labs, which began operations during July 2006, is focused on further enhancing the functionality, performance and reliability of our existing products and developing new products.

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

Proprietary Technology - Intellectual Property Portfolio

We rely primarily on trade secret protection, copyright law, confidentiality and proprietary information agreements to protect our proprietary technology and registered trademarks. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on our results of operations and financial condition. We intend to vigorously defend our proprietary technology rights, however; there can be no assurance that our efforts to protect our proprietary technology rights will be successful.

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

As of March 18, 2008 we have 19 issued patents that will expire at various times between December 2015 and October 2016. Also as of March 18, 2008, we have 70 applications for patents filed in the United States Patent Office relating to the various aspects of submission, storage, retrieval and security of information stored on computers accessed remotely, typically through computer networks or the Internet. At that date, the applications had been pending for various periods ranging from approximately 1 to 60 months. Of the 70 applications, 68 are continuations of previously issued patents and two are continuations-in-part applications. Continuation applications are applications that are identical to an issued patent or another application but have different claims. Continuation-in-part applications are applications that are similar to an issued patent or another application but have additional description.

No applications for patents have been filed in any foreign jurisdiction.

We intend to maximize the revenue potential of our intellectual property portfolio, primarily consisting of the patents we acquired from Network Engineering Software, by initiating litigation, when appropriate, against those companies who we believe are infringing such patents. We continue to review our intellectual property portfolio to determine the extent to which the technology covered by our patents has application to our current product offerings. The current status of infringement actions initiated with respect to our patents are discussed elsewhere in this Form 10-KSB.

Operations

We perform all purchasing, order processing and shipping of products and accounting functions related to our operations. We also perform production of software masters, development of documentation, packaging designs, quality control and testing. When required by a customer, CD-ROM and floppy disk duplication, printing of documentation and packaging are also accomplished through in-house means. We generally ship products electronically immediately upon receipt of order. As a result, we have relatively little backlog at any given time, and do not consider backlog a significant indicator of future performance. Additionally, since virtually all of our orders are currently being fulfilled electronically, we do not maintain any prepackaged inventory.

Employees

As of March 18, 2008, we had a total of 31 employees, including six in marketing, sales and support, 16 in research and development, seven in administration and finance and two in our patent group. We believe our relationship with our employees is good. No employees are covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our corporate headquarters currently occupies approximately 1,850 square feet of office space in Santa Cruz, California, under a lease that will expire in July 2011. Rental of these premises will average approximately $3,800 per month over the remaining term of the lease, which is inclusive of our pro rata share of utilities, facilities maintenance and other costs.

In Concord, New Hampshire, our domestic research and development team currently occupies approximately 5,560 square feet of office space under a lease that will expire in September 2009. Rent on the Concord facility will approximate $8,400 per month over the remaining term of the lease.

We currently occupy approximately 150 square feet of office space in Irvine, California, under a lease that expires in March 2008. Monthly rental payments for this sales office are approximately $1,100. During February 2008 we renewed this lease for an additional year, until March 2009.

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

ITEM 3.  LEGAL PROCEEDINGS

On November 23, 2005, we initiated a proceeding (the "proceeding") against AutoTrader.com in the United States District Court in the Eastern District of Texas, (the "Court") alleging that AutoTrader.com was infringing two of our patents, namely U.S. Patent Nos. 6,324,538 and 6,850,940 (the "'538" and "'940"
patents, respectively), which protect our unique method of maintaining an automated and network accessible database, on its AutoTrader.com website. We were seeking preliminary and permanent injunctive relief along with unspecified damages and fees. On December 19, 2007 we entered into $6.25 million settlement and licensing agreement with AutoTrader.com, which ended all legal disputes between us and AutoTrader.com, and granted to AutoTrader.com, its parent company Cox Enterprises, Inc. and all of their affiliates an irrevocable, perpetual, world-wide, non-exclusive license to all of our patents and patent applications, including the `538 and `940 patents.

On August 28, 2007, we filed a proceeding against Juniper Networks, Inc. ("Juniper") in the United States District Court in the Eastern District of Texas alleging that certain of Juniper's products infringe three of our patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the "'014," "'798"
and "'336" patents, respectively) which protect our fundamental network security and firewall technologies. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. Juniper filed its Answer and

Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe the `014, `798 and `336 patents and that all three of these patents are invalid and unenforceable. During the period between December 18, 2007 and March 18, 2008, we and Juniper filed further replies and responses addressing the issues raised in our original complaint and Juniper's Answer and Counterclaims.

On March 10, 2008, we initiated a proceeding against Classified Ventures, LLC; IAC/InterActiveCorp; Match.com (an operating business of IAC/InterActiveCorp); Yahoo! Inc.; eHarmony.com; and CareerBuilder, LLC in the United States District Court in the Eastern District of Texas alleging infringement of four of our patents, namely; U.S. Patent Nos. 6,324,538 (the `538 patent), 6,850,940 (the `940 patent), 7,028,034 (the `034) patent) and 7,269,591 (the `591 patent) which protect our unique method of maintaining an automated and network-accessible database. The suit alleges that the named companies infringe our patents on each of their Web sites. The suit seeks permanent injunctive relief along with unspecified damages.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2007 Annual Meeting of Stockholders was held on November 6, 2007. At the meeting, two directors were reelected, each to serve for a three-year term. The vote was as follows:

                                      For         Withheld
                                 -------------- -------------
          Robert Dilworth          31,321,381     2,343,007
          August Klein             33,140,492       523,896

The following individuals continue in their capacity as directors: Gordon Watson and Michael Volker. Their current terms expire during 2008 and 2009, respectively.

The shareholders also ratified the reappointment of Macias Gini & O'Connell LLP as our independent auditors for fiscal 2007. The vote was as follows:

                               For        Against     Abstain
                         -------------- ----------- ----------
                           33,503,833     129,230     31,325

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

                            Fiscal 2007 *       Fiscal 2006 *
                          ----------------    ----------------
        Quarter            High      Low       High       Low
                          ------    ------    ------    ------
        1st               $ 0.28    $ 0.15    $ 0.30    $ 0.18
        2nd               $ 0.22    $ 0.13    $ 0.25    $ 0.17
        3rd               $ 0.29    $ 0.16    $ 0.23    $ 0.16
        4th               $ 0.45    $ 0.14    $ 0.22    $ 0.15

        * The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 18, 2008, there were approximately 153 holders of record of our common stock. Between January 1, 2008 and March 18, 2008 the high and low reported sales price of our common stock was $0.46 and $0.30, respectively, and on March 18, 2008 the closing price of our common stock was $0.30.

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

During the three-month period ended December 31, 2007, we granted no stock options.

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

Revenue Recognition
We market and license products through various means, such as; channel distributors, independent software vendors ("ISVs"), value-added resellers ("VARs") (collectively "resellers") and direct sales to enterprise end users. Our product licenses are generally perpetual. We also separately sell intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, private-label branding kits, software developer kits ("SDKs") and product training services.

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

Long-Lived Assets
Long-lived assets, which consist primarily of patents, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, as it relates to our patents, annually. Measurement of the impairment loss is based on the fair value of the assets. Generally, we determine fair value based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, as appropriate.

Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during the year ended December 31, 2007.

Patents
Our patents are being amortized over their estimated remaining economic lives, currently estimated to be approximately three years, as of December 31, 2007. Costs associated with filing, documenting or writing method patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to cost of goods sold. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense.

Stock-Based Compensation
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS No. 123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the year ended December 31, 2006 included (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS No. 123R.

Results for prior periods were not restated.

The valuation of employee stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable employee stock options. Accordingly, an option pricing model is utilized to derive an estimated fair value. In calculating the estimated fair value of our stock options, we used a binomial pricing model, which requires the consideration of the following variables for purposes of estimating fair value:

    o the expected volatility of our common stock,
    o the annualized forfeiture/termination rate,
    o the prior forfeiture/termination rate,
    o the expected term of the option,
    o the exercise factor for optionees,
    o the risk free interest rate for the expected option term, and
    o the expected dividends on our common stock (we do not anticipate paying dividends for the foreseeable future).

Of the variables above, the selection of an expected term, an annualized forfeiture rate and expected stock price volatility are the most subjective. The following table sets forth the assumptions we used during the years ended December 31, 2007 and 2006:

                                    Annualized      Expected       Estimated
                    Estimated       Forfeiture     Option Term      Exercise       Risk-Free
         Year       Volatility         Rate          (Years)         Factor      Interest Rate
       --------   --------------- --------------- -------------- --------------- --------------
         2007     154.2% - 154.4%   5.1% -  5.4%        7.5           10.00%           4.6%

         2006     153.2% - 158.7%   5.0% - 10.0%        7.5           10.00%       4.5% - 5.0%

In estimating our stock price volatility for grants awarded during the years ended December 31, 2007 and 2006, we analyzed our historic volatility over the
7.5 year period ended December 31, 2007 and December 2006, respectively, by reference to actual stock prices during this period. We derived an annualized forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in our work force. Our estimates of the expected option term and the estimated exercise factor were derived from our analysis of historical data and future projections. The approximate risk-free interest rate was based on the implied yield available on U. S. Treasury issues with remaining terms equivalent to our expected option term. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We also recognized compensation costs for shares purchased under our Employee Stock Purchase Plan ("ESPP") during the years ended December 31, 2007 and 2006. We applied the same variables to the calculation of the costs associated with the ESPP shares purchased in each respective year as the stock option grants noted above, except that the expected term was 0.5 years. The time span from the date of grant of ESPP shares to the date of purchase is six months.

We have not historically paid dividends on our common stock and do not anticipate doing so for the foreseeable future.

Results of Operations

During the year ended December 31, 2007, we determined that we operated our business in two segments versus one for prior years. Our two segments are software and intellectual property.

Set forth below is statement of operations data for the years ended December 31, 2007 and 2006 along with the dollar and percentage changes from 2006 to 2007 in the respective line items. Percentage changes that are not meaningful are marked NM.

                                                     Year Ended December 31,                         Change in
                                              --------------------------------------    ------------------------------------
                                                    2007                 2006                Dollars            Percentage
Revenue:                                      -----------------    -----------------    -------------------    -------------
 Product licenses                              $     3,325,100      $     3,513,000      $        (187,900)         -5.3%
 Intellectual property license                       6,250,000                    -              6,250,000           NM
 Service fees                                        1,794,400            1,588,300                206,100          13.0%
 Other                                                 116,100               69,300                 46,800          67.5%
                                              -----------------    -----------------    -------------------
    Total Revenue                                   11,485,600            5,170,600              6,315,000         122.1%
 Cost of revenue                                     2,623,000              534,000              2,089,000         391.2%
                                              -----------------    -----------------    -------------------
 Gross profit                                        8,862,600            4,636,600              4,226,000          91.1%
                                              -----------------    -----------------    -------------------
 Operating expenses:
 Selling and marketing                               1,819,900            1,650,600                169,300          10.3%
 General and administrative                          4,703,000            3,975,900                727,100          18.3%
 Research and development                            2,162,700            2,093,700                 69,000           3.3%
                                              -----------------    -----------------    -------------------
    Total operating expenses                         8,685,600            7,720,200                965,400          12.5%
                                              -----------------    -----------------    -------------------
 Income (loss) from operations                         177,000           (3,083,600)             3,260,600           NM
                                              -----------------    -----------------    -------------------
 Other income (expense):
 Interest and other income                              62,700               57,000                  5,700          10.0%
 Interest and other expense                             (4,100)              (4,200)                   100           2.4%
                                              -----------------    -----------------    -------------------
    Total other income                                  58,600               52,800                  5,800          11.0%
                                              -----------------    -----------------    -------------------
 Income (loss) before income taxes                     235,600           (3,030,800)             3,266,400         107.8%
 Income taxes                                           42,100                4,300                 37,800         879.1%
                                              -----------------    -----------------    -------------------
Net income (loss) attributable to common
shareholders                                   $       193,500      $    (3,035,100)     $       3,228,600           NM
                                              =================    =================    ===================

Revenue. During December 2007, we entered into a $6,250,000 settlement and licensing agreement with AutoTrader.com (as explained elsewhere in this Form 10-KSB), under which they, their parent company Cox Enterprises, Inc. and all of their affiliates received an irrevocable, perpetual, world-wide, non-exclusive license to all of our patents and patent applications, including the `538 and `940 patents.

Although we intend to attempt to further exploit and monetize our intellectual property in the future, there can be no assurances that we will be successful.

Our software revenue has historically been primarily derived from product licensing fees and service fees from maintenance contracts. Other sources of software revenue include sales of software development kits and training. Software development kits are tools that allow end users to develop, interface and brand their own applications for use in conjunction with either our Windows or Unix/Linux products. Currently, we do not generate a significant amount of revenue from the sale of software development kits nor do we anticipate generating a significant amount from them during 2008.

The table that follows summarizes product licensing fees for the years ended December 31, 2007 and 2006 and calculates the change in dollars and percentage from 2006 to 2007 in the respective line item.

                                             Year Ended December 31,              Increase/(Decrease)
                                      ------------------------------------  -----------------------------
      Product licensing fees                2007               2006              Dollars       Percentage
      ----------------------          -----------------  -----------------  -----------------  ----------
      Windows                          $  1,959,500       $  1,903,600       $     55,900           2.9%
      Unix/Linux                          1,365,600          1,609,500           (243,900)        (15.2)
                                      -----------------  -----------------  -----------------
      Total                            $  3,325,100       $  3,513,100       $   (188,000)         (5.4)
                                      =================  =================  =================

The changes in both Windows and Unix-based product licensing fees revenue for the year ended December 31, 2007 as compared with the prior year was reflective of how such revenue varies because a significant portion of this revenue has historically been earned, and continues to be earned from a limited number of significant customers, most of whom are resellers. Consequently, if any of these significant customers change their order level, or fail to order, our product licensing fees revenue can be materially adversely impacted. We expect this situation to continue during 2008.

Revenue recognized from Windows product licenses for the year ended December 31, 2007 was virtually unchanged from the prior year. During June 2007, we released an updated version of our Windows product, GO-Global for Windows, version 3.2, which enhanced the functionality and performance of earlier versions.

The decrease in Unix product license revenue for the year ended December 31, 2007, as compared with 2006, was primarily due to a $250,000 one-time sale to an enterprise customer during 2006, which was partially offset by an overall increase in sales made to various other Unix customers.

We anticipate that many of our customers will enter into, and periodically renew, maintenance contracts to ensure continued product updates and support. Currently we offer maintenance contracts for one, two, three or five-year periods. Revenue from maintenance contracts totaled approximately $1,794,400 in 2007, an increase of $206,100, or 13.0%, from the $1,588,300 reported for 2006.
Revenue from maintenance contracts comprised approximately 15.6% and 30.7% of total revenue for the years ended December 31, 2007 and 2006, respectively. We expect revenue from maintenance contracts in 2008 to exceed 2007 levels due to an increase in maintenance contract sales in 2007, the continued growth in the size of our channel partner base and anticipated maintenance contract renewals in 2008.

For the year ended December 31, 2007 our three most significant customers accounted for approximately 21.3%, 8.1% and 5.0%, respectively, of total sales. These three customers' December 31, 2007 year-end accounts receivable balances represented approximately 43.2%, 2.6%, and 8.9% of reported net accounts receivable, respectively, and included a significant sale made to our largest customer during December 2007. By March 12, 2008, we had collected approximately 88% of these outstanding balances.

Segment Revenue.  Segment revenue was as follows:

       Year Ended December 31            2007             2006
       -----------------------      ---------------  --------------
       Software                      $  5,235,600     $ 5,170,600
       Intellectual Property            6,250,000               -
                                    ---------------  --------------
       Consolidated Total            $ 11,485,600     $ 5,170,600
                                    ===============  ==============

As set forth above, the increase in software revenues for the year ended December 31, 2007, as compared with the prior year was primarily due to increased service fees and other revenues, which were partially offset by a decrease in product license revenue. During December 2007 we recognized $6,250,000 of revenue related to the settlement and licensing agreement of our intellectual property that we entered into with Autotrader.com. For the year ended December 31, 2006 we did not license our intellectual property.

Cost of Revenue. Cost of revenue is comprised primarily of contingent legal fees resulting from settlements and/or licensing agreements incurred as a result of our patent litigation efforts, service costs, which represent the costs of customer service (and is inclusive of non-cash stock-based compensation expense calculated in accordance with FAS123R), and product costs. Shipping and packaging materials are immaterial as virtually all of our license deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United States, research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products.

Cost of revenue increased by $2,089,000, or 391.2%, to $2,623,000 for the year ended December 31, 2007 from $534,000 for the prior year. Cost of revenue for the year ended December 31, 2007 represented approximately 22.8% of total revenue, as compared with 10.3% for the prior year. Had we not entered into the settlement and licensing agreement with AutoTrader.com, we would have reported cost of revenue of approximately $503,900 for the year ended December 31, 2007, a decrease of $30,100, or 5.6%, from the prior year.

We recorded $2,119,100 of contingent legal fees as a cost of revenue for the year ended December 31, 2007 as a result of the $6,250,000 settlement and license agreement we entered into with Autotrader.com during December 2007. No such contingent legal fees were recorded in the prior year.

Service costs increased by $44,600, or 10.3%, to $475,600 for the year ended December 31, 2007 from $431,000 for the prior year. The increase resulted primarily from increasing the amount of engineering time spent performing customer service. Service costs for the years ended December 31, 2007 and 2006 were inclusive of $13,300 and $17,500 of non-cash stock-based compensation expense, respectively.

Product costs decreased by $74,700, or 72.5%, to $28,300 for the year ended December 31, 2007 from $103,000 for the prior year. The decrease was primarily due to a decrease in the amortization of capitalized software development costs as almost all of the elements of our capitalized software development costs became fully amortized during either 2006 or 2007. Amortization of capitalized software development costs charged to cost of revenue aggregated $5,800 and $74,300 for the years ended December 31, 2007 and 2006, respectively.

We expect that cost of revenue for 2008, assuming that we incur no contingent legal fees during 2008, will approximate 2007 levels, net of the contingent legal fees recorded during 2007.

Selling and Marketing Expenses. Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense calculated in accordance with FAS123R), outside services and travel and entertainment expenses.

Selling and marketing expenses for the year ended December 31, 2007 increased by $169,300, or 10.3%, to $1,819,900 from $1,650,600 for 2006. Selling and marketing expenses represented approximately 15.8% and 31.9% of total revenue, respectively, for the years ended December 31, 2007 and 2006. Included in selling and marketing expenses for the years ended December 31, 2007 and 2006 were approximately $32,100 and $35,100, respectively, of non-cash stock-based compensation expense.

Our selling and marketing expenses were higher in 2007 than 2006 primarily because employee costs were higher, resulting from having approximately two more sales representatives in 2007 as compared with 2006, higher commissions expense resulting from an increase in commissionable sales, and changes in which sales representatives attained quarterly and annual quotas. Also, costs related to outside services in 2007 exceeded 2006 levels mainly due to increased marketing activities from our marketing consultants as well as recruiting costs incurred in the hiring of a new sales representative. Partially offsetting these increases was a decrease in travel and entertainment expense in 2007, as compared with 2006, that primarily resulted from participating in fewer tradeshows as a vendor and costs associated with a 2006 incentive program that was not repeated during 2007.

We expect aggregate 2008 selling and marketing expenses to approximate 2007 levels.

General and Administrative Expenses. General and administrative expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense calculated in accordance with FAS123R), amortization and depreciation, legal, professional and other outside services (including those related to realizing benefits from our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly-held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses for the year ended December 31, 2007 increased by $727,100, or 18.3%, to $4,703,000 from $3,975,900 for 2006. General and administrative expenses for the years ended December 31, 2007 and 2006 represented approximately 40.9% and 76.9% of total revenue, respectively. Included in general and administrative expenses for the years ended December 31, 2007 and 2006 were approximately $366,300 and $337,100, respectively, of non-cash stock-based compensation expense.

During 2007 non-contingent legal fees and outside services fees associated with our lawsuit against Autotrader.com (as explained elsewhere in this Form 10-KSB) exceeded 2006 levels by approximately $768,400, which was primarily comprised of costs associated with trial preparation.

During 2007 we increased our allowance for doubtful accounts by approximately $182,200 primarily as the result of a downward evaluation of the current financial condition of a significant customer's aggregate outstanding balance due us. Although we currently anticipate continuing our relationship with this customer, we do not anticipate delivering further product until their receivable has been fully satisfied.

Partially offsetting these increases were decreases in travel and entertainment, primarily as a result of less travel by our Chief Executive Officer and using short-term housing, versus hotels, for extended trips to our New Hampshire engineering facility, and non-patent related outside services, which was due to our hiring our Chief Executive Officer on a full-time basis during September 2006. Employee costs were not significantly impacted by the hiring of our Chief Executive Officer on a full-time basis as prior to his hiring, our former Chief Operating Officer was terminated in July 2006.

Costs associated with other major components of general and administrative expenses, notably, depreciation and amortization, insurance, rent and costs associated with being a public entity did not change significantly during the year ended December 31, 2007, as compared with the prior year.

The ending balance of our allowance for doubtful accounts as of December 31, 2007 and 2006 was $229,000 and $46,800, respectively. Bad debts expense was approximately $182,200 and $0 for the years ended December 31, 2007 and 2006, respectively.

We anticipate that cumulative general and administrative expense in 2008 will be lower than those incurred during 2007, primarily resulting from lower legal fees associated with intellectual property litigation. Although we currently have two legal actions underway (See Note 12 to the Financial Statements), we believe that increased expenditures associated with trail preparation, such as those we incurred during the last few months before the AutoTrader.com litigation was scheduled to commence during December 2007, will tend to occur closer to the actual trial dates. No trial dates have been set for either action currently underway and we believe that such dates will be set for the second half of 2009, at the earliest.

Research and Development Expenses. Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense calculated in accordance with FAS123R), payments to contract programmers, all costs of GraphOn Research Labs Limited, and rent.

Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to the general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. There was no significant capitalization of product development costs during either 2007 or 2006.

Research and development expenses increased by $69,000, or 3.3%, to $2,162,700 for the year ended December 31, 2007 from $2,093,700 in the prior year. Research and development expenses for the years ended December 31, 2007 and 2006 represented approximately 18.8% and 40.5% of total revenue, respectively.

Research and development costs for the years ended December 31, 2007 and 2006 are inclusive of $101,500 and $80,700, respectively, of non-cash stock-based compensation.

Employee costs were higher in 2007 than 2006 primarily resulting from hiring three additional engineers at various times throughout 2006, including; a vice-president of engineering, a president for our Israeli subsidiary, a staff engineer and an additional staff engineer during January 2007. Partially offsetting the increased costs associated with these hires was lowered employee costs associated with the termination of four staff engineers at various times throughout 2007.

Costs associated with outside consultants, including recruiters, were lower during the year ended December 31, 2007, as compared with 2006, primarily due to the hiring of a president for our Israeli subsidiary, the curtailing of certain consulting contracts as various projects were completed and the hiring of a vice-president of engineering during 2006. Prior to hiring the president of our Israeli subsidiary, the individual had been providing engineering consulting services to us. During August 2006, he was hired on a full-time basis and no longer charged us consulting fees. Additionally, as certain engineering projects that had been outsourced to consultants were completed during 2006 and 2007, the consultants' underlying contracts were not renewed as we were trying to conserve our cash. We believe that we have sufficient resources to rehire the consultants if needed. Also, fees paid to a recruiter who found the vice president of engineering we hired during 2006 were not repeated during 2007.

Rent expense increased by almost 50% during the year ended December 31, 2007, as compared with the prior year, primarily because we expanded the size of our New Hampshire engineering facility during October 2006, and we paid a full year's worth of rent for our Israeli subsidiary, which opened during August 2006.

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products. We historically have made significant investments in our protocol and in the performance and development of our server-based software, and we expect to continue to make significant product investments during 2008. We also anticipate increasing the size of our in-house research and development workforce during 2008 so that we may accelerate our efforts to further stabilize and enhance our current and new product offerings. Consequently, we expect 2008 research and development expense to be higher than 2007 levels.

Interest and Other Income. During 2007 and 2006, the primary component of interest and other income was interest income derived on excess cash. Our excess cash was held in interest bearing money market accounts with institutions whose minimum net assets were greater than or equal to one billion U.S. dollars.

Interest and other income was approximately 0.5% and 1.1% of total revenues for the years ended December 31, 2007 and 2006, respectively. The increase in interest income in 2007, as compared to 2006, was primarily due to higher average interest rates being earned by our money market account.

Segment Operating Income (Loss). As a result of the foregoing items, segment operating income (loss) was as follows:

      Year Ended December 31                   2007               2006
      ---------------------------------- ----------------  ----------------
      Software                            $  (1,413,700)    $  (1,321,900)
      Intellectual Property                   1,590,700        (1,761,700)
      Unallocated                                58,600            52,800
                                         ----------------  ----------------
      Consolidated Total                  $     235,600     $  (3,030,800)
                                         ================  ================

We do not allocate interest and other income, interest and other expense or income tax to our segments.

Provision for Income Taxes. For the years ended December 31, 2007 and 2006 we recorded current tax provisions of approximately $42,100 and $4,300, respectively. At December 31, 2007, we had approximately $39 million of federal net operating loss carryforwards, which will begin to expire in 2010. Also at December 31, 2007, we had approximately $12 million of California state net operating loss carryforwards available to reduce future taxable income, which will began to expire in 2010. During the year ended December 31, 2007, we utilized $2,268,700 and $1,289,000 of our federal and California net operating losses, respectively.

Net Income (Loss). Primarily as the result of the $6,250,000 settlement and licensing agreement we entered into with Autotrader.com we reported net income of $193,500 for the year ended December 31, 2007, as compared with a net loss of $3,035,100 for the prior year. Absent the settlement and licensing agreement with Autotrader.com, we would have reported a net loss of approximately $3,901,300 for the year ended December 31, 2007 as a result of the factors described above.

Liquidity and Capital Resources

During 2007 our cash and cash equivalents balance increased by $2,323,700, primarily as a result of our operations generating approximately $2,329,500 of cash during the year. Our reported net income of $193,500 included three significant non-cash items, namely; depreciation and amortization of $958,700, which was primarily related to amortization of our patents, stock-based compensation expense of $513,200 and an increase to our allowance for doubtful accounts of $182,200.

A large source of cash for us during 2007 was the $6,250,000 settlement and license agreement we entered into with Autotrader.com during December 2007.

During 2007, we closely monitored our investing activities, spending approximately $73,900, primarily on fixed asset purchases, mainly comprised of computer equipment. Our financing activities generated approximately $68,100 of cash, which resulted from proceeds we received from the exercise of employee stock options and proceeds we received from the sale of stock to our employees through our employee stock purchase plan.

We are planning to increase investments in our operations during 2008 and to fund these increases through our cash on hand, as of December 31, 2007, and our 2008 anticipated revenue streams. We are aggressively looking at ways to improve our revenue stream, including through the development of new products and further acquisitions. We continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity. We believe that maintaining our current revenue stream, coupled with our cash on hand, will be sufficient to support our operational plans for 2008.

Cash and cash equivalents
As of December 31, 2007, cash and cash equivalents were approximately $5,260,800 as compared with $2,937,100 as of December 31, 2006. The $2,329,500 of cash generated by our operations, which is inclusive of the net proceeds generated by the $6,250,000 settlement and licensing agreement entered into with Autotrader.com, was the substantial majority of the year to year change in our cash and cash equivalents. We anticipate that our cash and cash equivalents as of December 31, 2007, together with revenue from 2008 operations will be sufficient to fund our anticipated expenses during the next twelve months.

Accounts receivable, net
At December 31, 2007 and 2006, we had approximately $886,600 and $680,400, respectively, in accounts receivable, net of allowances totaling $229,000 and $46,800, respectively. The increase in our net accounts receivable balance was primarily due to an approximate $200,600 order received from Alcatel-Lucent, a major customer, late in 2007 that was not paid until early 2008. During 2007 we increased our allowance for doubtful accounts by $182,200 primarily as a result of a downward evaluation of the current financial condition of a significant customer's aggregate outstanding balance due us. From time to time, we could maintain individually significant accounts receivable balances from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially adversely affected.

Segment fixed assets
As of December 31, 2007, segment fixed assets (long-lived assets) were as follows:

                                                  Accumulated
                                                  Depreciation          Net,
                                Cost Basis       /Amortization      as Reported
                              ---------------   ----------------   --------------
     Software                  $  1,130,200      $    (991,900)     $   138,300
     Intellectual Property        5,340,400         (2,599,100)       2,741,300
     Unallocated                      4,800                  -            4,800
                              ---------------   ----------------   --------------
                               $  6,475,400      $  (3,591,000)     $ 2,884,400
                              ===============   ================   ==============

Fixed assets attributable to our software segment are primarily comprised of equipment, furniture and leasehold improvement and those attributable to our intellectual property segment are primarily comprised of our patents and patent related assets. We do not allocate other assets, which consists primarily of deposits, to our segments.

Commitments and contingencies
We do not have nor do we anticipate any material capital expenditure commitments for the next twelve months.

The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space. The table assumes that we will occupy all currently leased facilities for the full term of the underlying leases:

       Year ending December 31,
       2008....................    $ 179,600
       2009....................    $ 120,800
       2010....................    $  47,100

Rent expense aggregated approximately $195,700 and $154,100 for the years ended December 31, 2007 and 2006, respectively.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" (SFAS 160), the objective of which is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in is consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are assessing the impact of SFAS 160, but do not expect it to have a material impact on our results of operations, cash flows or financial position.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007. We do not expect SFAS 159 to have a material impact on our results of operations, cash flows or financial position.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, however, for some entities; application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position No. 157-2 that defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, FASB also agreed to exclude from the scope of FASB 157 fair value measurements made for purposes of applying SFAS No. 13, "Accounting for Leases" and related interpretive accounting pronouncements. We do not expect SFAS 157 to have a material impact on our results of operations, cash flows or financial position.

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

As a result of the implementation of FIN 48, we recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior years, and no corresponding change in retained deficit. Additionally, we recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and December 31, 2007. Also, we had no amounts of unrecognized tax benefits that, if recognized, would affect our effective tax rate for January 1, 2007 and December 31, 2007.

Our policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2007, we had no amount accrued for the payment of interest and penalties related to the unrecognized tax benefits as of the adoption date of FIN 48.

We file federal consolidated income tax returns and income tax returns in various state jurisdictions. Our 2003 through 2006 federal tax years and state tax years from 2002 through 2006, inclusive, remain subject to income tax examinations by the respective tax jurisdictions. Net operating loss carryforwards generated in 1991 through 2006, and from 2000 through 2006, for federal and state tax purposes, respectively, remain open to examination by the respective tax jurisdictions.

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

We have experienced significant losses since we began operations. We expect to continue to incur losses at least for the near future. We incurred an operating loss of approximately $3,083,600 for the year ended December 31, 2006, and had we not entered into the $6,250,000 settlement and licensing agreement with Autotrader.com, we would have incurred an operating loss of approximately $3,901,300 for the year ended December 31, 2007. We do not expect to be profitable in 2008. Our expenses have increased as we have begun our efforts to further enforce our rights under our patents; however, we cannot give assurance that our software revenues will increase sufficiently to exceed total operating expenses. In future reporting periods, if revenues grow more slowly than anticipated, or if operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain profitability.

   We may not realize the anticipated benefits of acquiring Network Engineering Software.

We acquired Network Engineering Software in January 2005 with the anticipation that we would realize various benefits, including, among other things, licensing revenues through expansion of our product offerings or enhancement of our current product line, ownership of 11 issued patents and another 43 patent applications in process. We may not fully realize some or all of these benefits and the acquisition may result in the diversion of management time and cash resources to the detriment of our core software business. Costs incurred and liabilities assumed in connection with this acquisition could also have an adverse impact our future operating results.

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

Our future success depends on our ability to continually enhance our current products and develop and introduce new products that our customers choose to buy. If we are unable to satisfy our customers' demands and remain competitive with other products that could satisfy their needs by introducing new products and enhancements, our business, results of operations and financial condition could be materially adversely impacted. Our future success could be hindered by:

   o delays in our introduction of new products and/or enhancements of existing products;
   o delays in market acceptance of new products and/or enhancements of existing products; and
   o our, or a competitor's, announcement of new products and/or product enhancements or technologies that could replace or shorten the life cycle of our existing products.

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

Additionally, legislation is pending in Congress that would reform patent law. The legislation, if passed, may affect our ability to file lawsuits in certain jurisdictions and may adversely impact our ability to collect damages if enacted as currently drafted.

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

We have a significant amount of intangible assets reported on our balance sheet as of December 31, 2007, primarily comprised of a net balance of $2,741,300 reported as Patents. We review our intangible assets for impairment annually, or sooner if events or changes in circumstances indicate that the carrying amounts could be impaired. Due to uncertain market conditions, potential changes in our strategy and product portfolio, and other factors, it is possible that the forecasts we use to support our intangible assets could change in the future, which could result in non-cash charges that would adversely affect our results of operations and financial condition.

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

As regards our intention to maximize the revenue opportunities the portfolio of patents that we acquired from Network Engineering Software:

   o Although we believe the Network Engineering Software patents to be strong, there can be no assurance that they will not be found invalid either in whole or in part if challenged;
   o Invalidation of their broadest claims could result in very narrow claims that do not have the potential to produce meaningful license revenues;
   o Many of the companies that we intend to seek licenses from are very large with significant financial resources. We currently lack the ability to defend our patents against claims of invalidity if such litigation is heavily contested over an extended period of months or even years;
   o We have engaged attorneys that work on our behalf on a contingent fee basis and intend to pursue litigation until a resolution is achieved that is favorable to us. Such attorneys may seek to limit their exposure either by advocating licensing settlements that are not favorable to us or may abandon their efforts on our behalf; and
   o Because Network Engineering Software obtained no foreign patents or filed any foreign patent applications, infringing companies may seek to avoid our demand for licenses by moving the infringing activities offshore where U.S. patents cannot be enforced.

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

ITEM 7.  FINANCIAL STATEMENTS


                         Index to Consolidated Financial Statements
                         ------------------------------------------



                                                                                                   Page
Report of Independent Registered Public Accounting Firm                                              24
Consolidated Balance Sheet as of December 31, 2007                                                   25
Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006                 26
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2007 and 2006       27
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006                 28
Notes to Consolidated Financial Statements                                                           29


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheet of GraphOn Corporation and subsidiaries (the "Company") as of December 31, 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.


/s/ Macias Gini & O'Connell LLP
-------------------------------
Macias Gini & O'Connell LLP
Sacramento, California
March 31, 2008

                                       GraphOn Corporation
                                   Consolidated Balance Sheet
                                     As of December 31, 2007

         Assets
         Current Assets:
         Cash and cash equivalents                                              $     5,260,800
         Accounts receivable, net of allowance for doubtful accounts
            of 229,000                                                                  886,600
         Prepaid expenses and other current assets                                       42,600
                                                                               -----------------
         Total Current Assets                                                         6,190,000
                                                                               -----------------
         Property and equipment, net                                                    134,700
         Capitalized software, net                                                        3,600
         Patents, net                                                                 2,741,300
         Other assets                                                                     4,800
                                                                               -----------------
         Total Assets                                                           $     9,074,400
                                                                               =================
         Liabilities and Shareholders' Equity
         Current Liabilities:
         Accounts payable                                                       $       196,200
         Accrued expenses                                                               222,900
         Accrued wages                                                                  448,100
         Deferred revenue                                                             1,475,000
                                                                               -----------------
         Total Current Liabilities                                                    2,342,200
                                                                               -----------------
         Long Term Liabilities:
         Deferred revenue                                                             1,833,100
                                                                               -----------------
         Total Liabilities                                                            4,175,300
                                                                               -----------------
         Commitments and contingencies (Note 9)                                               -

         Shareholders' Equity
         Preferred stock, $0.01 par value, 5,000,000 shares authorized, no
            shares issued and outstanding                                                     -
         Common stock, $0.0001 par value, 195,000,000 shares authorized,
            47,576,401 shares issued and outstanding                                      4,800
         Additional paid-in capital                                                  59,399,000
         Accumulated deficit                                                        (54,504,700)
                                                                               -----------------
         Total Shareholders' Equity                                                   4,899,100
                                                                               -----------------
         Total Liabilities and Shareholders' Equity                             $     9,074,400
                                                                               =================


                      See accompanying notes to consolidated financial statements

                                            GraphOn Corporation
                                   Consolidated Statements of Operations

                                                                      For the Year Ended December 31,
                                                                    -----------------------------------
           Revenue                                                          2007              2006
           -------                                                  ----------------   ----------------
           Product licenses                                          $   3,325,100      $   3,513,000
           Intellectual property license                                 6,250,000                  -
           Service fees                                                  1,794,400          1,588,300
           Other                                                           116,100             69,300
                                                                    ----------------   ----------------
           Total Revenue                                                11,485,600          5,170,600
                                                                    ----------------   ----------------
           Cost of revenue
           Service costs                                                   475,600            431,000
           Product costs                                                    28,300            103,000
           Contingent legal fees                                         2,119,100                  -
                                                                    ----------------   ----------------
           Total Cost of Revenue                                         2,623,000            534,000
                                                                    ----------------   ----------------
           Gross Profit                                                  8,862,600          4,636,600
                                                                    ----------------   ----------------
           Operating Expenses
           Selling and marketing                                         1,819,900          1,650,600
           General and administrative                                    4,703,000          3,975,900
           Research and development                                      2,162,700          2,093,700
                                                                    ----------------   ----------------
           Total Operating Expenses                                      8,685,600          7,720,200
                                                                    ----------------   ----------------
           Income (Loss) from Operations                                   177,000         (3,083,600)
                                                                    ----------------   ----------------
           Other Income (Expense)
           Interest and other income                                        62,700             57,000
           Interest and other expense                                       (4,100)            (4,200)
                                                                    ----------------   ----------------
           Total other income                                               58,600             52,800
                                                                    ----------------   ----------------
           Income (Loss) Before Provision for Income Tax                   235,600         (3,030,800)
           Provision for income taxes                                       42,100              4,300
                                                                    ----------------   ----------------
           Net Income (Loss)                                         $     193,500      $  (3,035,100)
                                                                    ================   ================
           Earnings (Loss) per Common Share - Basic                  $        0.00      $       (0.07)
           Earnings (Loss) per Common Share - Diluted                $        0.00      $       (0.07)

           Weighted Average Common Shares Outstanding - Basic           46,804,504         46,201,791
           Weighted Average Common Shares Outstanding - Diluted         46,804,504         46,201,791


                            See accompanying notes to consolidated financial statements

                                       GraphOn Corporation
                        Consolidated Statements of Shareholders' Equity

                                                              For the Year Ended December 31,
                                                              --------------------------------
                                                                   2007              2006
                                                              --------------    --------------
        Preferred stock - shares outstanding
        Beginning balance                                                  -                 -
                                                              --------------    --------------
        Ending balance                                                     -                 -
                                                              ==============    ==============
        Common stock - shares outstanding
        Beginning balance                                         46,819,772        46,167,047
        Employee stock purchase plan issuances                        51,629            52,725
        Employee stock options exercised issuances                   505,000                 -
        Restricted stock awards                                      200,000           600,000
                                                              --------------    --------------
        Ending balance                                            47,576,401        46,819,772
                                                              ==============    ==============
        Common stock - amount
        Beginning balance                                      $       4,700     $       4,600
        Restricted stock awards                                            -               100
        Employee stock options exercised                                 100                 -
                                                              --------------    --------------
        Ending balance                                         $       4,800     $       4,700
                                                              --------------    --------------
        Additional paid-in capital
        Beginning balance                                      $  58,805,700     $  58,342,700
        Accrued interest on note receivable - shareholder             21,200                 -
        Exercise of employee stock options                            61,000                 -
        Stock-based compensation expense                             513,200           464,200
        Employee stock purchase plan issuances                         7,100             8,500
        Issuance of restricted stock                                       -              (100)
        Employee stock options exercised                                (100)                -
        Accrued interest on note receivable - shareholder             (9,100)           (9,600)
                                                              --------------    --------------
        Ending balance                                         $  59,399,000     $  58,805,700
                                                              --------------    --------------
        Deferred compensation
        Beginning balance                                      $           -     $      (6,200)
        Amortization of deferred compensation expense                      -             6,200
                                                              --------------    --------------
        Ending balance                                         $           -     $           -
                                                              --------------    --------------
        Shareholder note receivable
        Beginning balance                                      $    (260,100)    $    (260,100)
        Note payments - shareholder                                  260,100                 -
                                                              --------------    --------------
        Ending balance                                         $           -     $    (260,100)
                                                              --------------    --------------
        Accumulated deficit
        Beginning balance                                      $ (54,698,200)    $ (51,663,100)
        Net income (loss)                                            193,500        (3,035,100)
                                                              --------------    --------------
        Ending balance                                         $ (54,504,700)    $ (54,698,200)
                                                              --------------    --------------
        Total Shareholders' Equity                             $   4,899,100     $   3,852,100
                                                              ==============    ==============


                           See accompanying notes to consolidated financial statements


                                            GraphOn Corporation
                                  Consolidated Statements of Cash Flows

                                                                                     For the Year Ended December 31,
                                                                                     -------------------------------
                                                                                          2007             2006
      Cash Flows From Operating Activities:                                          -------------     -------------
      Net income (loss)                                                              $    193,500      $ (3,035,100)
      Adjustments to reconcile net income (loss) to net cash provided by (used
      in) operating activities:
      Depreciation and amortization                                                       958,700         1,014,600
      Stock based compensation expense                                                    513,200           470,400
      Charges to allowance for doubtful accounts                                          182,200                 -
      Proceeds from note receivable - shareholder                                         260,100                 -
      Loss on disposal of fixed assets                                                      1,000                 -
      Proceeds from accrued interest on note receivable shareholder                        21,200                 -
      Interest accrued on note receivable shareholder                                      (9,100)           (9,600)
      Changes in operating assets and liabilities:
         Accounts receivable                                                             (388,400)           82,900
         Prepaid expenses and other current assets                                         22,700           (21,600)
         Accounts payable                                                                 (36,300)          110,500
         Accrued expenses                                                                  53,700             7,100
         Accrued wages                                                                     56,500           (93,100)
         Deferred revenue                                                                 500,500         1,015,600
                                                                                    -------------     -------------
      Net Cash Provided By (Used In) Operating Activities:                              2,329,500          (458,300)
                                                                                    -------------     -------------
      Cash Flows Provided By (Used In) Investing Activities:
      Capital expenditures                                                                (73,800)          (85,800)
      Other assets                                                                           (100)            2,600
                                                                                    -------------     -------------
      Net Cash Used In Investing Activities:                                              (73,900)          (83,200)
                                                                                    -------------     -------------
      Cash Flows Provided By (Used In) Financing Activities:
      Proceeds from Employee Stock Purchase Plan                                            7,100             8,500
      Proceeds from exercise of employee stock options                                     61,000                 -
      Costs of private placement of preferred stock and warrants                                -           (58,000)
                                                                                    -------------     -------------
      Net Cash Provided By (Used In) Financing Activities:                                 68,100           (49,500)
                                                                                    -------------     -------------
      Net Increase (Decrease) in Cash and Cash Equivalents                              2,323,700          (591,000)
      Cash and Cash Equivalents, beginning of period                                    2,937,100         3,528,100
                                                                                    -------------     -------------
      Cash and Cash Equivalents, end of period                                       $  5,260,800      $  2,937,100
                                                                                    =============     =============


                                See accompanying notes to consolidated financial statements

GraphOn Corporation
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies.

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

The Company acquired Network Engineering Solutions, Inc. (NES) in January 2005 and acquired the rights to 11 patents, which are primarily method patents that describe software and network architectures to accomplish certain tasks, as well as other intellectual property rights. The Company initiated litigation during 2006, 2007 and March 2008 against certain companies that it believed violated one or more of the patents. In December 2007, the Company entered into a $6.25 million settlement and licensing agreement with one of the companies (Note 12).

Basis of Presentation and Use of Estimates. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the "Company"), significant intercompany accounts and transactions are eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the amount of stock-based compensation expense, the allowance for doubtful accounts, the estimated lives of intangible assets, depreciation of fixed assets and accruals for liabilities. Actual results could differ materially from those estimates.

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

Patents. The patents acquired in the Network Engineering Software acquisition are being amortized over their estimated remaining economic lives, currently estimated to be approximately 3 years, as of December 31, 2007. Costs associated with filing, documenting or writing patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to cost of good sold. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense.

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

Segment information. During the year ended December 31, 2007, the Company determined that it operated its business in two segments, software and intellectual property, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company reached this decision and segmented management of its intellectual property away from its software operations as pursuit of its patent enforcement endeavors (see Note 12) required increasing amounts of available resources.

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

Long-Lived Assets. Long-lived assets, which consist primarily of patents assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, as it relates to the Company's patents, annually. Measurement of the impairment loss is based on the fair value of the assets. Generally, the Company determines fair value based on appraisals, current market value, comparable sales value, and undiscounted future cash flows as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

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

Stock-Based Incentive Programs. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" and related interpretations ("FAS No. 123R") using the modified prospective transition method. Under that method, compensation cost recognized in the year ended December 31, 2006 included (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS No. 123R.

Results for prior periods were not restated.

Valuation and Expense Information under FAS No. 123R

The Company recorded stock-based compensation expense of $513,200 and $470,400 in the years ended December 31, 2007 and 2006, respectively. As required by FAS No. 123R, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the stock-based compensation expense recorded during the years ended December 31, 2007 and 2006 by income statement classification:

                                             Year Ended December 31,
                                            --------------------------
     Income statement classification             2007          2006
     -------------------------------        -----------    -----------
     Cost of revenue                         $   13,300     $   17,500
     Selling and marketing expense               32,100         35,100
     General and administrative expense         366,300        337,100
     Research and development expense           101,500         80,700
                                            -----------    -----------
                                             $  513,200     $  470,400
                                            ===========    ===========

The Company estimated the fair value of each stock-based award granted during the years ended December 31, 2007 and 2006 on the date of grant using a binomial model, with the assumptions set forth in the following table:

                                    Annualized      Expected       Estimated
                    Estimated       Forfeiture     Option Term      Exercise       Risk-Free
         Year       Volatility         Rate          (Years)         Factor      Interest Rate
       --------   --------------- --------------- -------------- --------------- --------------
         2007     154.2% - 154.4%   5.1% -  5.4%        7.5           10.00%           4.6%

         2006     153.2% - 158.7%   5.0% - 10.0%        7.5           10.00%       4.5% - 5.0%

The Company also recognized compensation costs for common shares purchased under its Employee Stock Purchase Plan ("ESPP") during the years ended December 31, 2007 and 2006 applying the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years for each respective year. The time span from the date of grant of ESPP shares to the date of purchase is six months.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. The Company used the average historical volatility of its daily closing price for each 7.5 year period ended on the end of each quarterly reporting period during 2007 and 2006 as the basis of its calculation for stock-based compensation expense.

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

For grants made during the year ended December 31, 2007, the weighted average fair value of ESPP shares was $0.14.

As of December 31, 2007, there were 6,569,286 options outstanding with a weighted average exercise price of $0.46 per share, a weighted average remaining contractual term of 6.7 years and an aggregate intrinsic value of $545,000. Of the options outstanding as of December 31, 2007, 5,784,921 were vested, 1,675,025 were estimated to vest in future periods and 109,160 were estimated to be forfeited or expire.

Generally, all options are exercisable immediately upon grant and they vest ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

As of December 31, 2007, there was approximately $168,100 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

Earnings Per Share of Common Stock. SFAS No. 128, "Earnings Per Share," provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2007 and 2006, 17,936,986 and 20,325,817 shares of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive, respectively.

Comprehensive Loss. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. The individual components of comprehensive income
(loss) are reflected in the consolidated statement of operations. For the years ended December 31, 2007 and 2006, there were no changes in equity (net assets) from non-owner sources.

New Accounting Pronouncements. In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS 160"), the objective of which is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in is consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is assessing the impact of SFAS 160, but does not expect it to have a material impact on results of operations, cash flows or financial position.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on results of operations, cash flows or financial position.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, however, for some entities; application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position No. 157-2 that defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, FASB also agreed to exclude from the scope of FASB 157 fair value measurements made for purposes of applying SFAS No. 13, "Accounting for Leases" and related interpretive accounting pronouncements. The Company does not expect SFAS 157 to have a material impact on results of operations, cash flows or financial position.

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

As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits related to tax positions taken in prior years, and no corresponding change in retained deficit. Additionally, the Company recognized no material adjustment in the liability for unrecognized income tax benefits as of the January 1, 2007 adoption date and December 31, 2007. Also, the Company had no amounts of unrecognized tax benefits that, if recognized, would affect its effective tax rate for January 1, 2007 and December 31, 2007.

The Company's policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. As of December 31, 2007, no amount was accrued for the payment of interest and penalties related to the unrecognized tax benefits as of the adoption date of FIN 48.

The Company files federal consolidated income tax returns and income tax returns in various state jurisdictions. The Company's 2003 through 2006 federal tax years and state tax years from 2002 through 2006, inclusive, remain subject to income tax examinations by the respective tax jurisdictions. Net operating loss carryforwards generated in 1991 through 2006, and from 2000 through 2006, for federal and state tax purposes, respectively, remain open to examination by the respective tax jurisdictions.

2.  Patents.
Patents as of December 31, 2007 consisted of the following:

     Patents                             $ 5,340,400
     Less: accumulated amortization        2,599,100
                                        ------------
                                         $ 2,741,300
                                        ============

Patent amortization expense for the year ended December 31, 2007 aggregated $889,100. Estimated aggregate annual amortization expense for the patents for future years ended December 31 is as follows:

          2008       $ 889,100
          2009         889,100
          2010         889,100
          2011          74,000

3.  Property and Equipment.

Property and equipment as of December 31, 2007 consisted of the following:

     Equipment                                            $    862,300
     Furniture                                                 239,400
     Leasehold improvements                                     24,900
                                                         -------------
                                                             1,126,600
     Less: accumulated depreciation and amortization           991,900
                                                         -------------
                                                          $    134,700
                                                         =============

4.  Capitalized Software.

Capitalized software as of December 31, 2007 consisted of the following:

     Capitalized software development costs      $  3,600
     Less: accumulated amortization                     -
                                                ---------
                                                 $  3,600
                                                =========

During 2007, $719,500 of fully amortized capitalized software development costs was written off.

5.  Accrued Expenses.

Accrued expenses as of December 31, 2007 consisted of the following:

     Professional fees         $  124,500
     Income taxes payable          50,600
     Other                         47,800
                              -----------
                               $  222,900
                              ===========

6.  Stockholders' Equity.

Common Stock. During 2007 the Company issued 51,629 shares of common stock to employees in connection with the Employee Stock Purchase Plan, resulting in cash proceeds of $7,100.

During 2007, the Company issued 505,000 shares of common stock to employees in connection with the exercise of employee stock options, resulting in cash proceeds of $61,000.

During 2007, the Company issued 200,000 performance-based restricted shares of common stock to a non-executive employee, upon that employee's satisfaction of certain performance-based criteria.

Stock Purchase Warrants. As of December 31, 2007, the following common stock warrants were issued and outstanding:

                                   Shares
                                  subject to      Exercise      Expiration
     Issued with respect to:       warrant          price          Date
     -----------------------     -----------    -----------    ----------
     2004 Private placement       2,750,000        $ 0.33         01/09
     2004 Private placement         470,000        $ 0.23         01/09
     2005 Private placement       8,147,700        $ 0.40         02/10
     2005 Private placement       1,481,500        $ 0.27         02/10

1996 Stock Option Plan. In May 1996 the Company's 1996 Stock Option Plan (the "96 Plan") was adopted by the board and approved by the stockholders. The 96 Plan is restricted to employees, including officers, and to non-employee directors. As of December 31, 2006, the 96 Plan has expired and no future options may be granted from this plan.

As of December 31, 2007, options to purchase 54,625 shares of common stock were outstanding.

1998 Stock Option/Stock Issuance Plan. In June 1998 the Company's 1998 Stock Option/Stock Issuance Plan (the "98 Plan") was adopted by the board and approved by the stockholders. Pursuant to the terms of the 98 Plan, options or stock may be granted and issued, respectively, to officers and other employees, non-employee board members and independent consultants who render services to the Company. As of December 31, 2007, the Company is authorized to issue up to 4,455,400 options or stock in accordance with the terms of the 98 Plan, as amended.

Under the 98 Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant. The purchase price of stock issued under the 98 Plan shall also not be less than 85% of the fair market value of the Company's stock on the date of issuance or as a bonus for past services rendered to the Company. As of December 31, 2007, options to purchase 3,203,661 shares of common stock were outstanding, 823,904 options had been exercised, 248,157 shares of common stock had been issued directly under the 98 Plan, an aggregate 40,558 unvested options and common stock previously issued had been repurchased and 220,236 shares remained available for grant/issuance. The Company did not issue any common shares under the 98 Plan in either 2007 or 2006, and does not anticipate issuing any common shares in 2008 under the 98 Plan.

Supplemental Stock Option Plan. In May 2000, the board approved an additional stock option plan (the "Supplemental Plan"). Pursuant to the terms of the Supplemental Plan, options are restricted to employees who are neither officers nor directors at the grant date. As of December 31, 2007, the Company is authorized to issue up to 400,000 shares in accordance with the terms of the Supplemental Plan.

Under the Supplemental Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company's common stock, at least 110% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 2007, options to purchase 366,000 shares of common stock were outstanding and 34,000 remained available for issuance under the Supplemental Plan.

NES Stock Option Plan. In January 2005, the board approved an additional stock option plan (the "NES Plan"). Pursuant to the terms of the NES Plan, options are restricted to a named employee who was neither an officer nor director at the grant date. The Company is authorized to issue up to 1,000,000 shares in accordance with the terms of the NES Plan.

Under the NES Plan the exercise price of options granted is to be equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2007, options to purchase 1,000,000 shares of common stock were outstanding and none remained available for issuance under the NES Plan.

GG Stock Plan. In February 2005, the board approved an additional stock option plan (the "GG Plan"). Pursuant to the terms of the GG Plan, options are restricted to a named employee who was neither an officer nor director at the grant date. The Company is authorized to issue up to 250,000 shares in accordance with the terms of the GG Plan.

Under the GG Plan the exercise price of options granted is to be equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2007, options to purchase 250,000 shares of common stock were outstanding and none remained available for issuance under the GG Plan.

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

Under the 05 Plan the exercise price of non-qualified stock options granted is to be no less than 100% of the fair market value of the Company's common stock on the date the option is granted. The exercise price of incentive stock options granted is to be no less than 100% of the fair market value of the Company's common stock on the date the option is granted provided, however, that if the recipient of the incentive stock option owns greater than 10% of the voting power of all shares of the Company's capital stock then the exercise price will be no less than 110% of the fair market value of the Company's common stock on the date the option is granted. The purchase price of the performance-vested stock issued under the 05 Plan shall also not be less than 100% of the fair market value of the Company's common stock on the date the performance-vested stock is granted. As of December 31, 2007, options to purchase 1,695,000 shares of common stock were outstanding, awards of 1,000,000 shares of restricted common stock had been granted, 5,000 options had been exercised and 800,000 remained available for issuance.

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

Pursuant to the terms of the ESPP, shares of common stock are offered through a series of successive offering periods, each with a maximum duration of six months beginning on the first business day of February and August each year. The purchase price of the common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of such shares on the start date of an offering period or the fair market value of such shares on the last day of such offering period. As of December 31, 2007, the ESPP is authorized to offer for sale to participating employees 400,000 shares of common stock, of which, 327,899 shares have been purchased and 72,101 are available for future purchase.

A summary of the status of the Company's stock option plans as of December 31, 2007 and 2006, and changes during the years then ended is presented in the following table:

                                                            2007                              2006
                                                ------------------------------    ------------------------------
                                                                   Weighted                          Weighted
                                                                   Average                           Average
                                                                   Exercise                          Exercise
     Options Outstanding                           Shares           Price            Shares           Price
     --------------------------------------     -------------    -------------    -------------    -------------
     Beginning                                    6,876,613          $ 0.45          5,716,268         $ 0.53
     Granted                                        850,000          $ 0.17          1,385,000         $ 0.21
     Exercised                                     (505,000)         $ 0.12                  -              -
     Forfeited or expired                          (652,327)         $ 0.26           (224,655)        $ 0.37
                                                -------------                     -------------
     Ending                                       6,569,286          $ 0.46          6,876,613         $ 0.45
                                                =============                     =============
     Exercisable at year-end                      6,569,286          $ 0.46          6,876,613         $ 0.45
                                                =============                     =============
     Weighted average fair value of options
     granted during the period                                       $ 0.15                            $ 0.18

The following table summarizes information about stock options outstanding as of December 31, 2007:

                                    Options Outstanding                   Options Exercisable
                        -------------------------------------------   --------------------------
                                                          Weighted                     Weighted
                          Number      Weighted Average    Average        Number         Average
         Range of       Outstanding      Remaining        Exercise     Exercisable     Exercise
      Exercise Price    at 12/31/07   Contractual Life     Price       at 12/31/07      Price
     ----------------   -----------   ----------------   ----------   -------------   ----------
      $ 0.01  -  0.21    2,112,500       7.79    Yrs.      $ 0.18       2,112,500       $ 0.18
      $ 0.22  -  0.41    1,414,904       5.25    Yrs.      $ 0.35       1,414,904       $ 0.35
      $ 0.42  -  0.56    2,782,500       6.99    Yrs.      $ 0.48       2,782,500       $ 0.48
      $ 0.57  -  7.31      259,382       2.55    Yrs.      $ 3.23         259,382       $ 3.23
                        -----------                                   -------------
                         6,569,286       6.70    Yrs.      $ 0.46       6,569,286       $ 0.46
                        ===========                                   =============

7. Income Taxes.

The components of the provision for income taxes consisted of the following:

                              For the Year Ended
                                  December 31,
                           -------------------------
              Current          2007           2006
              -------      -----------    ----------
              Federal       $  (10,300)    $       -
              State             36,100             -
              Foreign           16,300         4,300
                           -----------    ----------
                                42,100         4,300
                           -----------    ----------
              Deferred
              --------
              Federal                -             -
              State                  -             -
              Foreign                -             -
                           -----------    ----------
                                     -             -
                           -----------    ----------
              Total         $   42,100     $   4,300
                           ===========    ==========

The following summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34%:

                                                         Year Ended December 31,
                                                     ------------------------------
                                                          2007             2006
                                                     -------------    -------------
     Federal income tax at statutory rate             $     80,100     $ (1,027,900)
     State income taxes, net of federal benefit             36,100                -
     Foreign taxes                                          16,300            4,300
     Temporary differences                                 727,800          871,900
     Federal net operating loss applied                   (771,300)               -
     Stock-based compensation expense                      (26,100)         152,500
     Compensation expense - non-qualified
      stock options                                        (17,000)               -
     Meals & entertainment (50%)                             6,500                -
     Accrual reversal                                      (10,300)           3,500
                                                     -------------    -------------
     Provision for income tax                         $     42,100     $      4,300
                                                     =============    =============

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes, as follows:

                                                        December 31,
                                             --------------------------------
                                                   2007             2006
                                             --------------    --------------
      Net operating loss carryforwards        $  14,105,000     $  15,053,000
      Tax credit carryforwards                    1,059,000           918,000
      Capitalized software                           (1,000)           (2,000)
      Depreciation and amortization               1,230,000           910,000
      Compensation expense - non-qualified
       stock options                                235,000                 -
      Deferred revenue and maintenance
       service contracts                          1,318,000         1,118,000
      Reserves and other                            148,000            71,000
                                             --------------    --------------
      Total deferred tax asset                   18,094,000        18,068,000
      Deferred tax liability - patent
       amortization                              (1,097,000)       (1,452,000)
                                             --------------    --------------
      Net deferred tax asset                     16,997,000        16,616,000
      Valuation allowance                       (16,997,000)      (16,616,000)
                                             --------------    --------------
      Net deferred tax asset                  $           -     $           -
                                             ==============    ==============

For financial reporting purposes, with the exception of the year ended December 31, 2007, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2007 and 2006. The net change in valuation allowance was $381,000 and $1,163,000 for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007, the Company had approximately $39 million of federal net operating loss carryforwards and approximately $12 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carry forward will begin to expire in 2018 and the California state loss carry forward will begin to expire in 2010. During the year ended December 31, 2007, the Company utilized $2,268,700 and $1,289,000 of its federal and California net operating losses, respectively.

8. Concentration of Credit Risk.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, trade receivables and notes receivable. The Company places cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2007, the Company had approximately $5,135,500 of cash and cash equivalents with financial institutions, in excess of FDIC insurance limits.

For the year ended December 31, 2007, the three customers the Company considered its most significant, namely; Alcatel-Lucent, FrontRange and Ericsson, respectively, accounted for approximately 21.3%, 8.1% and 5.0%, respectively, of total sales. These three customers' December 31, 2007 year-end accounts receivable balances represented approximately 43.2%, 2.6%, and 8.9% of reported net accounts receivable and included a significant sale made to the Company's largest customer during the last few days of December 2007.

For the year ended December 31, 2006, the three customers the Company considered its most significant for the year then ended, namely; KitASP, Alcatel-Lucent and FrontRange, respectively, accounted for approximately 20.1%, 16.2% and 9.3%, respectively, of total sales. These three customers' December 31, 2006 year-end accounts receivable balances represented approximately 48.5%, 0.0%, and 7.0% of reported net accounts receivable and included a significant sale made to the Company's largest customer during the last few days of December 2006.

The Company performs credit evaluations of customers' financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

9.  Commitments and Contingencies.

Operating Leases. The Company currently occupies approximately 1,850 square feet of office space in Santa Cruz, California. The office space is rented pursuant to a three-year operating lease, which will expire in July 2011. Rent on the Santa Cruz facility will average approximately $3,800 per month over the term of the lease, which is inclusive of a pro rata share of utilities, facilities maintenance and other costs.

During September 2006, the Company renewed the lease for its office space in Concord, New Hampshire, for a three-year term, which is cancelable upon 180-days written notice. Additionally, the Company increased the space it is renting by approximately 2,030 square feet, to 5,560 square feet, from 3,530 square feet. Rent on the Concord facility will approximate $8,400 per month throughout the duration of the lease renewal.

The Company currently occupies approximately 150 square feet of office space in Irvine, California, under a lease that expires in March 2008. Under the terms of the lease, monthly rental payments are approximately $1,100. During February 2008, we renewed this lease for an additional year, until March 2009.

In August 2006 the Company entered into a two-year lease for approximately 1,370 square feet of office space in Tel Aviv, Israel. Monthly rent on this office is approximately $2,800, which rate is subject to fluctuation, depending on exchange rates. The Company has an option to extend this lease for one additional year.

Future minimum lease payments, which may fluctuate depending on movements in exchange rates, under all leases in effect as of December 31, 2007, assuming the Company will occupy the respective lease's facilities throughout the remainder of each lease, are as follows:

       Year ending December 31,
       2008....................     $ 179,600
       2009....................     $ 120,800
       2010....................     $  47,100

Rent expense aggregated approximately $195,700 and $154,100 for the years ended December 31, 2007 and 2006, respectively.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. Generally, the term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2007.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

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

10.  Employee 401(k) Plan.

In December 1998, the Company adopted a 401(k) Plan (the Plan) to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2007 and 2006, the Company contributed a total of approximately $39,600 and $45,900, to the Plan, respectively.

11. Supplemental Disclosure of Cash Flow Information.

The following is supplemental disclosure for the statements of cash flows.

                        Year Ended December 31,
                       -------------------------
                            2007         2006
                       -------------------------
      Cash paid:
      Income taxes     $   14,000     $        -
      Interest         $        -     $        -

12.  Litigation.

On November 23, 2005, the Company initiated a proceeding against AutoTrader.com in United States District Court in the Eastern District of Texas, alleging that Autotrader.com was infringing two of the Company's patents, namely Nos. 6,324,538 and 6,850,940 (the "'538" and "'940" patents, respectively), which protect the Company's unique method of maintaining an automated and network accessible database, on its AutoTrader.com website. The Company was seeking preliminary and permanent injunctive relief along with unspecified damages and fees. On December 19, 2007, the Company entered into a $6.25 million settlement and licensing agreement with AutoTrader.com which ended all legal disputes with AutoTrader.com, and granted to AutoTrader.com, its parent company Cox Enterprises, Inc. and all of their affiliates an irrevocable, perpetual, world-wide, non-exclusive license to all of the Company's patents and patent applications, including the `538 and `940 patents.

On August 28, 2007, the Company filed a proceeding against Juniper Networks, Inc. ("Juniper") in the United States District Court in the Eastern District of Texas alleging that certain of Juniper's products infringe three of the Company's patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the "'014," "'798" and "'336" patents, respectively) which protect the Company's fundamental network security and firewall technologies. The Company seeks preliminary and permanent injunctive relief along with unspecified damages and fees. Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe the `014, `798 and `336 patents and that all three of these patents are invalid and unenforceable. During the period between December 18, 2007 and March 18, 2008, the Company and Juniper filed further replies and responses addressing the issues raised in the Company's original complaint and Juniper's Answer and Counterclaims.

On March 10, 2008, the Company initiated a proceeding against Classified Ventures, LLC; IAC/InterActiveCorp; Match.com (an operating business of IAC/InterActiveCorp); Yahoo! Inc.; eHarmony.com; and CareerBuilder, LLC in the United States District Court in the Eastern District of Texas alleging infringement of four of the Company's patents, namely; U.S. Patent Nos. 6,324,538 (the `538 patent), 6,850,940 (the `940 patent), 7,028,034 (the `034)
patent) and 7,269,591 (the `591 patent) which protect the Company's unique method of maintaining an automated and network-accessible database. The suit alleges that the named companies infringe these patents on each of their Web sites. The suit seeks permanent injunctive relief along with unspecified damages.

13.  Segment Information.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments. This standard requires segmentation based on the Company's internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various

14.  Subsequent Event.

On January 8, 2008, the Company's Board of Directors authorized a stock buy back program to repurchase up to $1,000,000 of the Company's outstanding common stock. Under terms of the program, the Company is not obligated to repurchase any specific number of shares and the program may be suspended or termianted at any time at management's discretion. As of March 18, 2008 no shares had been repurchased under the program.

data for management to operate the business prepared in methods consistent with accounting principles generally accepted in the United States. The segments were defined in order to allocate resources internally. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. For the year ended December 31, 2007, the Company determined that it operated its business in two segments, versus one segment for prior years. The Company's two segments are software and intellectual property. Information for the year ended December 31, 2006 has been presented for comparative purposes.

Segment revenue was as follows:

       Year Ended December 31            2007             2006
       -----------------------      ---------------  --------------
       Software                      $  5,235,600     $ 5,170,600
       Intellectual Property            6,250,000               -
                                    ---------------  --------------
       Consolidated Total            $ 11,485,600     $ 5,170,600
                                    ===============  ==============

Segment operating income (loss) was as follows:

      Year Ended December 31               2007              2006
      ------------------------      ----------------  ----------------
      Software                       $  (1,413,700)    $  (1,321,900)
      Intellectual Property              1,590,700        (1,761,700)
      Unallocated                           58,600            52,800
                                    ----------------  ----------------
      Consolidated Total             $     235,600     $  (3,030,800)
                                    ================  ================

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

As of December 31, 2007 segment fixed assets (long-lived assets) were as follows:

                                                  Accumulated
                                                  Depreciation          Net,
                                Cost Basis       /Amortization      as Reported
                              ---------------   ----------------   --------------
     Software                  $  1,130,200      $    (991,900)     $   138,300
     Intellectual Property        5,340,400         (2,599,100)       2,741,300
     Unallocated                      4,800                  -            4,800
                              ---------------   ----------------   --------------
                               $  6,475,400      $  (3,591,000)     $ 2,884,400
                              ===============   ================   ==============

The Company does not allocate other assets, which consists primarily of deposits, to its segments.

Products and services provided by the software segment include all currently available versions of GO-Global for Windows, GO-Global for Unix, OEM private labeling kits, software developer's kits, maintenance contracts and product training and support. The Intellectual property segment provides licenses to our intellectual property. The Company's two segments do not engage in cross-segment transactions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

       o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; and

       o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

       o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material impact on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal control issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 8B.  OTHER INFORMATION

Not Applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
         CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Set forth below is information concerning each of our directors and executive officers as of March 18, 2008.

     Name                Age      Position
     ---------------    ------    ----------------------------------
     Robert Dilworth      66      Chairman of the Board of Directors
                                   and Chief Executive Officer
     William Swain        68      Chief Financial Officer
                                   and Secretary
     August P. Klein      71      Director
     Michael Volker       59      Director
     Gordon Watson        72      Director

Robert Dilworth has served as one of our directors since July 1998 and was appointed Chairman in December 1999. In January 2002, Mr. Dilworth was appointed Interim Chief Executive Officer upon the termination, by mutual agreement, of our former Chief Executive Officer, Walter Keller. In September 2006, Mr. Dilworth was appointed our full-time Chief Executive Officer. From 1987 to 1998, Mr. Dilworth served as the Chief Executive Officer and Chairman of the Board of Metricom, Inc., a leading provider of wireless data communication and network solutions. Prior to joining Metricom, from 1985 to 1988, Mr. Dilworth served as President of Zenith Data Systems Corporation, a microcomputer manufacturer. Earlier positions included Chief Executive Officer and President of Morrow Designs, Chief Executive Officer of Ultramagnetics, Group Marketing and Sales Director of Varian Associates Instruments Group, Director of Minicomputer Systems at Sperry Univac and Vice President of Finance and Administration at Varian Data Machines. Mr. Dilworth is currently a director of eOn Communications and Amber Communications. Mr. Dilworth previously served as director of Mobility Electronics, Get2Chip.com, Inc., Sky Pipeline and Yummy Interactive.

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

August P. Klein has served as one of our directors since August 1998. In 1995 Mr. Klein founded JSK Corporation and is currently a member of its board of directors. From 1989 to 1993, Mr. Klein was founder and Chief Executive Officer of Uniquest, Inc., an object-oriented application software company. From 1984 to 1988, Mr. Klein served as Chief Executive Officer of Masscomp, Inc., a developer of high performance real time mission critical systems and UNIX-based applications. Mr. Klein has served as Group Vice President, Serial Printers at Data Products Corporation and President and Chief Executive Officer at Integral Data Systems, a manufacturer of personal computer printers. Mr. Klein spent 25 years with IBM Corporation, rising to a senior executive position as General Manager of the Retail/Distribution Business Unit. Mr. Klein is a director of QuickSite Corporation and has served as a trustee of the Computer Museum in Boston, Massachusetts since 1988. Mr. Klein holds a B.S. in Mathematics from St. Vincent College.

Michael Volker has served as one of our directors since July 2001. Since 1996 Mr. Volker has been Director of Simon Fraser University's Industry Liaison Office. He is also Chief Executive Officer of WUTIF Capital, an "angel" fund that invests in technology startup companies. From 1996 to 2001, Mr. Volker was Chairman of the Vancouver Enterprise Forum, a non-profit organization dedicated to the development of British Columbia's technology enterprises. From 1987 to 1996, Mr. Volker was Chief Executive Officer and Chairman of the Board of Directors of RDM Corporation, a publicly-listed company. RDM is a developer of specialized hardware and software products for both Internet electronic commerce and paper payment processing. From 1988 to 1992, Mr. Volker was Executive Director of BC Advanced Systems Institute, a hi-tech research institute. Since 1982, Mr. Volker has been active in various early stage businesses as a founder, investor, director and officer. Mr. Volker, a registered professional engineer in the Province of British Columbia, holds a Bachelor's and Master's degree from the University of Waterloo. Mr. Volker is also a director of Visiphor Corporation and Plutonic Power Corporation.

Gordon Watson has served as one of our directors since April 2002. In 1997 Mr. Watson founded Watson Consulting, LLC, a consulting company for early stage technology companies, and has served as its President since its inception. From 1996 to 1997, Mr. Watson served as Western Regional Director, Lotus Consulting of Lotus Development Corporation. From 1988 to 1996, Mr. Watson held various positions with Platinum Technology, Incorporated, most recently serving as Vice President Business Development, Distributed Solutions. Earlier positions include Senior Vice President of Sales for Local Data, Incorporated, President, Troy Division, Data Card Corporation, and Vice President and General Manager, Minicomputer Division, Computer Automation, Incorporated. Mr. Watson also held various executive and director level positions with TRW, Incorporated, Varian Data Machines, and Computer Usage Company. Mr. Watson holds a Bachelors of Science degree in electrical engineering from the University of California at Los Angeles and has taught at the University of California at Irvine. Mr. Watson is also a director of PATH Reliability, SoftwarePROSe, Inc. and Pound Hill Software.

Our Board of Directors has determined that each of our non-employee directors (August Klein, Michael Volker and Gordon Watson), who collectively constitute a majority of the Board, meets the general independence criteria set forth in the Nasdaq Marketplace Rules.

Our Board of Directors has an audit committee consisting of three directors. The current members of the audit committee are August P. Klein (committee chairman), Michael Volker and Gordon Watson. The board has determined that each member of the audit committee meets the Nasdaq Marketplace Rules' definition of "independent" for audit committee purposes. Our Board of Directors has determined that Mr. Klein meets the SEC's definition of an audit committee financial expert.

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

Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the year ended December 31, 2007, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information for the fiscal years ended December 31, 2007 and 2006, respectively, concerning compensation we paid to our Chief Executive Officer and our other executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2007.

                                      Summary Compensation Table
                                      --------------------------
Name                                                   Option Awards     All Other
Principal Position            Year        Salary           (1)         Compensation         Total
-------------------------- ----------- -------------- --------------- ---------------- ---------------
Robert Dilworth               2007         $ 296,852    $    36,734          -           $   333,586
Chief Executive Officer       2006         $ 259,034    $    33,743          -           $   292,777
-------------------------- ----------- -------------- --------------- ---------------- ---------------
William Swain                 2007         $ 149,569    $    28,085     $  2,000 (2)     $   179,654
Chief Financial Officer       2006         $ 141,750    $    25,155     $  2,000 (2)     $   168,905

(1) The amounts listed in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the respective fiscal year in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS No. 123R"), and include amounts from awards granted in and prior to 2007 and 2006, respectively. Prior to our adoption of FAS No. 123R, on January 1, 2006, we used the intrinsic-value method, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). We estimated the fair value of stock options at their grant date by using the Black-Scholes option pricing model with the following weighted average assumptions for grants made prior to 2006 that are included in the Summary Compensation Table: dividend yield, 0; risk free interest of 1.5% to 2.5%; expected volatility of 60%; and an expected life of 5 years. The assumptions used in the valuations of the stock options awarded in 2007 and 2006, subsequent to our adoption of FAS No. 123R, are set forth in Note 1 to our consolidated financial statements, appearing elsewhere in this Annual Report on Form 10-KSB.

(2) Company contribution to the 401(k) Plan.

Mr. Dilworth began as Chief Executive Officer (Interim) during January 2002 and became full-time Chief Executive Officer during September 2006. Mr. Dilworth elected during his term as interim Chief Executive Officer, to forgo the cash compensation we pay all directors for their attendance at board and committee meetings as well as the quarterly retainer.

The recognized stock-based compensation expense listed as Option Awards for Mr. Dilworth in the above Summary Compensation Table for the year ended December 31, 2007 was derived from option awards made on November 11, 2004, January 27, 2005, January 26, 2006 and January 15, 2007 in the amount of 40,000, 200,000, 125,000 and 125,000 options, respectively, at exercise prices of $0.34, $0.43, $0.21 and $0.17 per share, respectively.

The recognized stock-based compensation expense listed as Option Awards for Mr. Dilworth in the above Summary Compensation Table for the year ended December 31, 2006 was derived from option awards made on May 5, 2003, November 11, 2004, January 27, 2005 and January 26, 2006 in the amount of 40,000, 40,000, 200,000 and 125,000 options, respectively, at exercise prices of $0.18, $0.34, $0.43 and $0.21 per share, respectively.

The options granted to Mr. Dilworth on November 11, 2004, which aggregated $2,330 and $14,025 of stock-based compensation expense during the years ended December 31, 2007 and 2006, respectively, were granted to Mr. Dilworth in his capacity as Chairman of the Board of Directors. All other options granted, and stock-based compensation expense recognized for Mr. Dilworth during the years ended December 31, 2007 and 2006, resulted from his activities as our Chief Executive Officer.

The recognized stock-based compensation expense listed as Options Awards for Mr. Swain in the above Summary Compensation Table for the year ended December 31, 2007 was derived from option awards made on January 27, 2005, January 26, 2006 and January 15, 2007 in the amount of 160,000, 75,000 and 75,000 options, respectively, at exercise prices of $0.43, $0.21 and $0.17 per share, respectively.

The recognized stock-based compensation expense listed as Options Awards for Mr. Swain in the above Summary Compensation Table for the year ended December 31, 2006 was derived from option awards made on May 5, 2003, January 27, 2005 and January 26, 2006 in the amount of 40,000, 160,000 and 75,000 options, respectively, at exercise prices of $0.18, $0.43 and $0.21 per share, respectively.

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

Outstanding Equity Awards at Fiscal Year-End

                        Outstanding Equity Awards At Fiscal Year-End
     ----------------------------------------------------------------------------
                                 Number of Securities      Option        Option
                                Underlying Unexercised    Exercise     Expiration
     Name                        Options Exercisable       Price          Date
     -----------------------    ----------------------    ---------    ----------
     Robert Dilworth                  100,000 (2)          $  0.25      03/04/12
     Chief Executive Officer
                                       40,000 (2)          $  0.18      05/04/13
                                      300,000 (3)          $  0.34      11/14/14
                                      200,000 (2)          $  0.43      01/26/15
                                      125,000 (2)          $  0.21      01/25/16
                                      125,000 (2)          $  0.17      01/15/17
     -----------------------    ----------------------    ---------    ----------
     William Swain                     40,000 (2)          $  0.18      05/04/13
     Chief Financial Officer          380,000 (3)          $  0.34      11/14/14
                                      160,000 (2)          $  0.43      01/26/15
                                       75,000 (2)          $  0.21      01/25/16
                                       75,000 (2)          $  0.17      01/15/17

      (1) As of December 31, 2007.

      (2) All such options were immediately exercisable upon grant and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date. For Mr. Dilworth, the options identified in this footnote were, or will be, fully vested on the following dates: March 5, 2005, May 4, 2006, January 26, 2008, January 25, 2009 and January 15, 2010, respectively. For Mr. Swain, the options identified in this footnote were, or will be, fully vested on the following dates: May 4, 2006, January 26, 2008, January 25, 2009and January 15, 2010, respectively. If Mr. Dilworth's or Mr. Swain's employment ceases prior to full vesting of the options, we have the right to repurchase any shares issued upon exercise of options not vested.

      (3) Mr. Dilworth and Mr. Swain voluntarily surrendered, on May 14, 2004, 260,000 and 380,000 out-of-the-money options, respectively, in conjunction with participation in a voluntary stock option exchange program. New option grants equal to the number cancelled were made on November 15, 2004. All such options were fully vested as of November 14, 2005. On November 15, 2004, Mr. Dilworth was granted 40,000 options in his capacity as a director. These options became fully vested on November 14, 2007.

Compensation of Directors

During the years ended December 31, 2007 and 2006, our non-employee directors were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a board committee, and a $1,500 quarterly retainer. Additionally, non-employee directors are granted stock options periodically, typically on a yearly basis.

                                    Director Compensation
--------------------------------------------------------------------------------------------
                                  Fees Earned
                                    or Paid           Option       All Other
Name                   Year         in Cash          Awards (1)   Compensation       Total
------------------    ------    ----------------    ----------    ------------    ----------
August Klein           2007      $   16,500          $ 31,306      $      -        $  47,806
                       2006          10,500            34,973         7,000 (2)       52,473
--------------------------------------------------------------------------------------------
Michael Volker         2007          15,500            30,662             -           46,162
                       2006           9,000            33,236             -           42,236
--------------------------------------------------------------------------------------------
Gordon Watson          2007          15,500            30,146             -           45,646
                       2006          10,000            31,847             -           41,847
--------------------------------------------------------------------------------------------

  (1) The amounts listed in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006, in accordance with FAS No. 123R, and include amounts from awards granted in and prior to 2007 and 2006, respectively. We estimated the fair value of stock options at their grant date by using the Black-Scholes option pricing model with the following weighted average assumptions for grants made prior to 2006 that are included in the Summary Compensation Table: dividend yield, 0; risk free interest of 1.5% to 2.5%; expected volatility of 60%; and an expected life of 5 years. The assumptions used in the valuations of the stock options awarded in 2007 and 2006, subsequent to our adoption of FAS No. 123R, appear in Note 1 to our consolidated financial statements, which appear elsewhere in this Form 10-KSB.

  (2) Payment for consulting fees provided to our company

The recognized stock-based compensation expense listed as Option Awards for all three non-employee directors in the above table for the year ended December 31, 2007 was derived from option awards made on May 14, 2004, January 27, 2005, January 26, 2006 and January 15, 2007 at exercise prices of $0.56, $0.43, $0.21 and $0.17 per share respectively. On such dates, Mr. Klein was granted 62,500, 160,000, 75,000 and 75,000 options, respectively; Mr. Volker was granted 50,000, 160,000, 75,000 and 75,000 options, respectively; and Mr. Watson was granted 40,000, 160,000, 75,000 and 75,000 options, respectively. All such options granted to our non-employee directors were immediately exercisable upon their respective grant date and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date.

The recognized stock-based compensation expense listed as Option Awards for all three non-employee directors in the above table for the year ended December 31, 2006 was derived from option awards made on May 5, 2003, May 14, 2004, January 27, 2005 and January 26, 2006 at exercise prices of $0.18, $0.56, $0.43 and $0.21 per share respectively. On such dates, Mr. Klein was granted 40,000,

62,500, 160,000 and 75,000 options, respectively, Mr. Volker was granted 40,000, 50,000, 160,000 and 75,000 options, respectively, and Mr. Watson was granted 40,000, 40,000, 160,000 and 75,000 options, respectively. All such options granted to our non-employee directors were immediately exercisable upon their respective grant date and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date.

Should any non-employee director's service cease prior to full vesting of the options, we have the right to repurchase any shares issued upon exercise of options not vested.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2007, the Compensation Committee was comprised of Gordon Watson and August Klein, each of whom is a non-employee director. August Klein is the committee chairman.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 18, 2008, with respect to the beneficial ownership of shares of our common stock held by: (i) each director; (ii) each person known by us to beneficially own 5% or more of our common stock; (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each stockholder is c/o GraphOn Corporation, 5400 Soquel Avenue, Suite A2, Santa Cruz, California 95062.

                                                 Number of Shares
                                                  of Common Stock           Percent of
Name and Address of Beneficial Owner          Beneficially Owned (1)(2)     Class (%)
-----------------------------------------    ---------------------------    ----------
Robert Dilworth (3)                                   1,068,820                  2.2
William Swain (4)                                       834,000                  1.7
August P. Klein (5)                                     670,760                  1.4
Michael Volker (6)                                      563,200                  1.2
Gordon Watson (7)                                       505,000                  1.0
AIGH Investment Partners, LLC (8)                     9,120,417                 18.0
  6006 Berkeley Avenue
  Baltimore, MD  21209
Ralph Wesinger (9)                                    4,230,207                  8.7
Kennedy Capital Management, Inc. (10)                 2,688,350                  5.6
  10829 Olive Boulevard
  St. Louis, MO 63141
Paul Packer (11)                                      5,077,425                 10.3
  60 Broad Street, 38th Floor
  New York, NY 10004
All current executive officers
 and directors as a group (5 persons)(12)             3,641,780                  7.2

  (1) As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of March 18, 2008 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
  (2) Percentage ownership of our common stock is based on 47,596,401 shares of common stock outstanding as of March 18, 2008.
  (3) Includes 1,015,000 shares of common stock issuable upon the exercise of outstanding options.
  (4) Includes 805,000 shares of common stock issuable upon the exercise of outstanding options.
  (5) Includes 520,000 shares of common stock issuable upon the exercise of outstanding options.
  (6) Includes 485,000 shares of common stock issuable upon the exercise of outstanding options.
  (7) Includes 505,000 shares of common stock issuable upon the exercise of outstanding options.
  (8) Based on information contained in a Schedule 13G/A filed by AIGH Investment Partners, LLC on March 3, 2008. Includes 3,040,139 shares of common stock issuable upon the exercise of outstanding warrants. Orin Hirschman is the managing member of AIGH Investment Partners, LLC.
  (9) Based on information provided to us by Mr. Wesinger. Includes 1,000,000 shares of common stock issuable upon exercise of outstanding options.
  (10) Based on information contained in a Schedule 13G filed by Kennedy Capital Management, Inc., an investment advisor, on February 13, 2008. Kennedy Capital Management has the sole power to vote or direct the vote of 2,535,900 shares and the sole power to dispose or direct the disposition of 2,688,350 shares..
  (11) Based on information contained in a Schedule 13G/A filed by Paul Packer on February 11, 2008 and information made available to us. Includes 810,013 shares held by Mr. Packer, 638,176 shares held by Globis Overseas Fund, Ltd. and 1,781,453 shares held by Globis Capital Partners, LP. Also includes 405,004 shares of common stock issuable upon the exercise of outstanding warrants held by Mr. Packer, 324,084 shares of common stock issuable upon the exercise of outstanding warrants held by Globis Overseas and 1,118,695 shares of common stock issuable upon the exercise of outstanding warrants held by Globis Capital. Mr. Packer has sole voting and dispositive power with respect to 1,215,017 shares held or issuable upon exercise of outstanding warrants held by Mr. Packer and Mr. Packer shares voting and dispositive power with respect to an aggregate 2,473,535 shares held or issuable upon exercise of outstanding warrants held by Globis Overseas and Globis Capital.
  (12) Includes 3,330,000 shares of common stock issuable upon the exercise of outstanding options.

Equity Compensation Plan Information. The following table sets forth information related to all of our equity compensation plans as of December 31, 2007:

                                             Number of Securities to be
                                              Issued Upon Exercise of        Weighted Average Exercise     Number of Securities
                                            Outstanding Options, Warrants   Price of Outstanding Options,  Remaining Available for
Plan Category                                        and Rights                 Warrants and Rights          Future Issuance
----------------------------------------    -----------------------------  -----------------------------   -----------------------
Equity compensation plans approved
 by security holders:
   1996 Stock Option Plan                                54,625                          $ 0.80                            -
   1998 Stock Option/Stock Issuance Plan              3,203,661                          $ 0.59                      220,236
   2005 Equity Incentive Plan                         1,695,000                          $ 0.19                      800,000
   Employee Stock Purchase Plan (1)                          NA                              NA                       72,101
Equity compensation plans not approved
 by security holders:
   Stock option plans (2)                             1,616,000                          $ 0.47                       34,000
                                            -----------------------------                                   ----------------------
Total - all plans                                     6,569,286                          $ 0.46                    1,126,337
                                            =============================                                   ======================

(1) Under terms of the employee stock purchase plan, employees who participate in the plan are eligible to purchase shares of common stock. As of December 31, 2007, 327,899 shares had been purchased through the plan, at an average cost of $0.61 per share, and 72,101 shares are available for future purchase.
 (2) (a) In May 2000 our board of directors approved a supplemental stock option plan (the "supplemental plan"). Participation in the supplemental plan is limited to those employees who are, at the time of the option grant, neither officers nor directors. The supplemental plan is authorized to issue options for up to 400,000 shares of common stock. The exercise price per share is subject to the following provisions:

        o The exercise price per share shall not be less than 85% of the fair market value per share of common stock on the option grant date.
        o If the person to whom the option is granted is a 10% shareholder, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the option grant date.

      All options granted are immediately exercisable by the optionee. The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The supplemental plan will terminate no later than April 30, 2010. As of December 31, 2007, options to purchase 366,000 shares were outstanding under the supplemental plan and options to purchase 34,000 shares remained available for issuance.

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

      All options granted under the NES Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. No options vest until after three months from the date of the option grant. Commencing in the fourth month, options representing approximately 8.33% of the shares vest with the remainder vesting ratably over a 32-month period, commencing in the fifth month. The exercise price is immediately due upon exercise of the option. Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The NES Plan will terminate no later than January 31, 2015. As of December 31, 2007, options to purchase 1,000,000 shares of common stock had been issued under the NES plan and no shares remained available for issuance.

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

      All options granted under the GG Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The GG Plan shall terminate no later than February 15, 2015. As of December 31, 2007, options to purchase 250,000 shares of common stock had been issued under the GG Plan and no shares remained available for issuance.

For additional information concerning our equity compensation plans, see Note 6 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

The information set forth in Item 9 of this Annual Report on Form 10-KSB concerning director independence is incorporated herein by reference.

ITEM 13.   EXHIBITS

Exhibit
Number  Description of Exhibit
-----------------------------------------------------------------------------
3.1 Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2     Amended and Restated Bylaws of Registrant (2)
4.1     Form of certificate evidencing shares of common stock of Registrant
        (3)
4.2     Form of Warrant issued by Registrant on January 29, 2004 (4)
4.3     Form of Warrant issued by Registrant on February 2, 2005 (5)
4.4 Investors Rights Agreement, dated January 29, 2004, by and among Registrant and the investors named therein (4)
4.5 Investors Rights Agreement, dated February 2, 2005, by and among Registrant and the investors named therein (5)
10.1    1996 Stock Option Plan of Registrant (3)
10.2    1998 Stock Option/Stock Issuance Plan of Registrant (6)
10.3    Supplemental Stock Option Agreement, dated as of June 23, 2000 (6)
10.4    Employee Stock Purchase Plan of Registrant (6)
10.5    Lease Agreement between Registrant and Central United Life
        Insurance, dated as of October 24, 2003 (4)
10.6 Amendment to Lease Agreement between Registrant and Central United Life Insurance, dated as of September 15, 2006 (1)
10.7 Holder Agreement, dated January 31, 2005, by and between Registrant and the holders named therein (5)
10.8    2005 Equity Incentive Plan (7)
10.9 Stock Option Agreement, dated February 1, 2005 by and between Registrant and Ralph Wesinger (8)
10.10 Stock Option Agreement, dated January 29, 2005 by and between Registrant and Gary Green (8)
10.11 Employment Agreement, dated February 11, 2000, by and between Registrant and William Swain (9)
14.1    Code of Ethics (4)
16.1 Letter from BDO Seidman, LLP, dated February 10, 2005 regarding change in certifying accountant (10)
21.1    Subsidiaries of Registrant
23.1    Consent of Macias Gini & O'Connell LLP
31.1    Rule 13a-14(a)/15d-14(a) Certifications
32.1    Section 1350 Certifications

       (1) Filed on April 2, 2007 as an exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated herein by reference.
       (2) Filed on June 4, 1999 as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.333-76333), and incorporated herein by reference
       (3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-11165), and incorporated herein by reference
       (4) Filed on March 30, 2004 as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference

       (5) Filed on February 4, 2005 as an exhibit to the Registrant's Current Report on Form 8-K, dated January 31, 2005, and incorporated herein by reference
       (6) Filed on June 23, 2000 as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-40174) and incorporated herein by reference
       (7) Filed on November 25, 2005 as an exhibit to the Registrant's definitive Proxy Statement for the Registrant's 2005 Annual Meeting, and incorporated herein by reference
       (8) Filed on April 17, 2006 as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference
       (9) Filed on February 6, 2007 as an exhibit to Post-Effective Amendment No. 4 to the Registrant's Registration Statement to Form S-1 on Form SB-2 (File No. 333-124791), and incorporated herein by reference
       (10) Filed on February 14, 2005 as an exhibit to the Registrant's Current Report on Form 8-K, dated February 9, 2005, and incorporated herein by reference


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by Macias Gini & O'Connell LLP for the years ended December 31, 2007 and 2006 were as follows:

     Category                     2007         2006
     --------                 ----------    ----------
     Audit fees                $ 154,900     $ 170,500
     Audit - related fees          1,300         5,500
     Tax fees                     14,000        14,000
     Other fees                        -             -
                              ----------    ----------
     Totals                    $ 170,200     $ 190,000
                              ==========    ==========

Audit fees include fees associated with our annual audit, the reviews of our quarterly reports on Form 10-Q, and assistance with and review of documents filed with the Securities and Exchange Commission (the "SEC"). Audit-related fees include consultations regarding revenue recognition rules, and new accounting pronouncements, particularly FIN 48 (2007) and SFAS 123R (2006), and interpretations thereof, as they related to the financial reporting of certain transactions. Tax fees included tax compliance and tax consultations.

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

                               GRAPHON CORPORATION


Date:  March 31, 2008                         By:     /s/ William Swain
                                                      -----------------
                                                      William Swain
                                                      Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                 Title


/s/ Robert Dilworth                  Chairman of the Board and
-------------------                  Chief Executive Officer
Robert Dilworth                      (Principal Executive Officer)
March 31, 2008


/s/ William Swain                    Chief Financial Officer and Secretary
-----------------                    (Principal Financial Officer and
William Swain                        Principal Accounting Officer)
March 31, 2008


/s/  August P. Klein                 Director
--------------------
August P. Klein
March 31, 2008


/s/  Michael Volker                  Director
-------------------
Michael Volker
March 31, 2008


/s/  Gordon Watson                   Director
------------------
Gordon Watson
March 31, 2008