Form 10-Q
period 2008-03-31
GRAPHON CORP/DE
filed 2008-05-15
CIK 1021435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
                                 --------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2008

                         Commission File Number: 0-21683
                                 --------------
                               GraphOn Corporation
             (Exact name of registrant as specified in its charter)
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [  ]                      Non-accelerated filer [ ]
 Accelerated filer       [  ]                  Smaller reporting company [X]


      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

      As of May 15, 2008 there were issued and outstanding 47,596,401 shares of the issuer's common stock, par value $0.0001.

                               GRAPHON CORPORATION

                                    FORM 10-Q

                                Table of Contents

     PART I.       FINANCIAL INFORMATION                                                          PAGE
     ------------- ------------------------------------------------------------------------   -----------
     Item 1.       Financial Statements
                   Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited)
                      and December 31, 2007                                                         2
                   Unaudited Condensed Consolidated Statements of Operations for the
                      Three Months Ended March 31, 2008 and 2007                                    3
                   Unaudited Condensed Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 2008 and 2007                                    4
                   Notes to Unaudited Condensed Consolidated Financial Statements                   5
     Item 2.       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                        10
     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                      18
     Item 4.       Controls and Procedures                                                         18

     PART II.      OTHER INFORMATION
     ------------- ------------------------------------------------------------------------
     Item 1.       Legal Proceedings                                                               19
     Item 1A.      Risk Factors                                                                    19
     Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                     19
     Item 3.       Defaults Upon Senior Securities                                                 19
     Item 4.       Submission of Matters to a Vote of Security Holders                             19
     Item 5.       Other Information                                                               19
     Item 6.       Exhibits                                                                        19
                   Signatures


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                           GraphOn Corporation
                                 Condensed Consolidated Balance Sheets
                                 -------------------------------------

                                                             (Unaudited)
   Assets                                                   March 31, 2008       December 31, 2007
   ------                                                -------------------    -------------------
   Current Assets
   Cash and cash equivalents                              $        4,780,500     $        5,260,800
   Accounts receivable, net                                          747,700                886,600
   Prepaid expenses                                                   99,600                 42,600
                                                         -------------------    -------------------
   Total Current Assets                                            5,627,800              6,190,000

   Patents, net                                                    2,519,000              2,741,300
   Other assets, net                                                 145,000                143,100
                                                         -------------------    -------------------
   Total Assets                                           $        8,291,800     $        9,074,400
                                                         ===================    ===================

   Liabilities and Stockholders' Equity
   Current Liabilities
   Accounts payable and accrued expense                   $          717,000     $          867,200
   Deferred revenue                                                1,416,500              1,475,000
                                                         -------------------    -------------------
   Total Current Liabilities                                       2,133,500              2,342,200

   Deferred revenue                                                1,802,400              1,833,100
                                                         -------------------    -------------------
   Total Liabilities                                               3,935,900              4,175,300
                                                         -------------------    -------------------

   Commitments and contingencies                                           -                      -

   Stockholders' Equity
   Common stock, $0.0001 par value, 195,000,000 shares
    authorized, 47,596,401 and 47,576,401 shares issued
    and outstanding at March 31, 2008 and
    December 31, 2007, respectively                                    4,800                  4,800
   Additional paid-in capital                                     59,527,700             59,399,000
   Accumulated deficit                                           (55,176,600)           (54,504,700)
                                                         -------------------    -------------------
   Total Stockholders' Equity                                      4,355,900              4,899,100
                                                         -------------------    -------------------
   Total Liabilities and Stockholders' Equity             $        8,291,800     $        9,074,400
                                                         ===================    ===================

           See accompanying notes to unaudited condensed consolidated financial statements

                                            GraphOn Corporation
                              Condensed Consolidated Statements of Operations
                              -----------------------------------------------

                                                                         Three Months Ended March 31,
                                                                     ------------------------------------
                                                                          2008                  2007
                                                                       (Unaudited)          (Unaudited)
                                                                     ----------------    ----------------
         Revenue                                                      $     1,312,300     $     1,137,600
         Costs of revenue                                                     158,600             118,900
                                                                     ----------------    ----------------
         Gross profit                                                       1,153,700           1,018,700
                                                                     ----------------    ----------------
         Operating expenses
          Selling and marketing                                               408,500             432,500
          General and administrative                                          965,400             974,000
          Research and development                                            486,400             671,500
                                                                     ----------------    ----------------
         Total operating expenses                                           1,860,300           2,078,000
                                                                     ----------------    ----------------
         Loss from operations                                                (706,600)         (1,059,300)
                                                                     ----------------    ----------------
         Other income, net                                                     35,500              19,600
                                                                     ----------------    ----------------
         Loss before provision for income tax                                (671,100)         (1,039,700)
         Provision for income tax                                                 800               1,700
                                                                     ----------------    ----------------
         Net loss                                                     $      (671,900)    $    (1,041,400)
                                                                     ================    ================
         Basic and diluted loss per share                             $         (0.01)    $         (0.02)
                                                                     ================    ================
         Average weighted common shares outstanding                        47,089,808          46,238,191
                                                                     ================    ================

                 See accompanying notes to unaudited condensed consolidated financial statements


                                            GraphOn Corporation
                               Condensed Consolidated Statements of Cash Flows
                               -----------------------------------------------

                                                                    (Unaudited)        (Unaudited)
                                                                      For the Three Months Ended
                                                                 ------------------------------------
                                                                  March 31, 2008      March 31, 2007
                                                                 ----------------    ----------------
     Cash Flows Provided By (Used In) Operating
     Activities:
     ---------------------------------------------------
     Net Loss                                                     $      (671,900)    $    (1,041,400)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                        238,800             243,500
     Stock-based compensation expense                                     125,100             138,900
     Provision for doubtful accounts                                        4,600                   -
     Proceeds from note receivable - shareholder                                -               4,800
     Interest accrued on note receivable - shareholder                          -              (2,400)
     Changes in operating assets and liabilities
        Accounts receivable, net                                          134,300            (185,200)
        Prepaid expense                                                   (57,000)           (135,700)
        Accounts payable and accrued expense                             (150,200)           (169,800)
        Deferred revenue                                                  (89,200)             62,900
                                                                 ----------------    ----------------
     Net Cash Used In Operating Activities                               (465,500)         (1,084,400)
                                                                 ----------------    ----------------
     Cash Flows Used In Investing Activities:
     ---------------------------------------------------
     Purchases of equipment                                               (18,200)            (13,400)
     Other assets                                                            (200)                  -
                                                                 ----------------    ----------------
     Net Cash Used In Investing Activities                                (18,400)            (13,400)
                                                                 ----------------    ----------------
     Cash Flows Provided By Financing Activities:
     ---------------------------------------------------
     Proceeds from sale of common stock - employee stock
     purchase plan                                                          3,600               3,800
                                                                 ----------------    ----------------
     Net Cash Provided By Financing Activities                              3,600               3,800
                                                                 ----------------    ----------------
     Net Decrease in Cash and Cash Equivalents                           (480,300)         (1,094,000)
     Cash and cash equivalents, beginning of period                     5,260,800           2,937,100
                                                                 ----------------    ----------------
     Cash and cash equivalents, end of period                     $     4,780,500     $     1,843,100
                                                                 ================    ================

                 See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission
(the "SEC"). Accordingly, such financial statements do not include all information and footnote disclosures required in annual financial statements.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements of GraphOn Corporation (the "Company") contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, which was filed with the SEC on March 31, 2008 ("2007 10-KSB Report"). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2008, or any future period.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the unaudited condensed consolidated financial statements and accompanying notes, the actual amount of such estimates, when known, will vary from those estimates.

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

Long-Lived Assets

Long-lived assets, which consist primarily of patents, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, as it relates to the Company's patents, annually. Measurement of the impairment loss is based on the fair value of the assets. Generally, fair value is determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three-month periods ended March 31, 2008 or 2007.

Patents

The Company's patents are being amortized over their estimated remaining economic lives, currently estimated to be until approximately December 31, 2010. Costs associated with filing, documenting or writing method patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to cost of goods sold. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense.

3. Stock-Based Compensation

On January 1, 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," and related interpretations ("FAS123R") using the modified prospective transition method. Under that method, compensation cost recognized in the three-month periods ended March 31, 2008 and 2007 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS123") and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

The valuation provisions of FAS123R apply to new awards and to awards that were outstanding on the adoption date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the adoption date is recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS123.

Results for periods prior to adoption were not restated.

Valuation and Expense Information under FAS123R

The Company recorded stock-based compensation expense of $125,100 and $138,900 in the three-month periods ended March 31, 2008 and 2007, respectively. As required by FAS123R, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the stock-based compensation expense recorded during the three-month periods ended March 31, 2008 and 2007 by income statement classification:

                                                  Three months ended March 31,
                                                  ----------------------------
     Income Statement Classification                  2008            2007
     -------------------------------              ------------    ------------
     Cost of revenue                               $    5,300      $    4,400
     Selling and marketing expense                     10,600          10,700
     General and administrative expense                74,900          92,500
     Research and development expense                  34,300          31,300
                                                  ------------    ------------
                                                   $  125,100      $  138,900
                                                  ============    ============

The Company estimated the fair value of each stock-based award granted during the three-month periods ended March 31, 2008 and 2007 as of the date of grant using a binomial model, with the assumptions set forth in the following table:

    Three                                   Expected
    Months                   Annualized      Option       Estimated     Risk-Free
    Ended      Estimated     Forfeiture       Term        Exercise      Interest
   March 31,   Volatility       Rate         (Years)       Factor         Rate       Dividends
  ----------  ------------  ------------  ------------  ------------  ------------  ------------
      2008      159.00%         4.00%          7.5          10.00%         3.15%           -

      2007      155.44%         5.06%          7.5          10.00%         4.58%           -

The Company also recognized compensation costs for common shares purchased under its Employee Stock Purchase Plan ("ESPP") during the three-month periods ended March 31, 2008 and 2007 applying the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years for each respective period. The time span from the date of grant of ESPP shares to the date of purchase is six months.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. Expected volatility is based on the historical volatility of the Company's common stock over the 7.5 year period ended on the end of each respective quarterly reporting period noted in the above table.

The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to the Company's expected term on its stock-based awards. The expected term of the Company's stock-based option awards was based on historical award holder exercise patterns and considered the market performance of the Company's common stock and other items. The annualized forfeiture rate was based on an analysis of historical data and considered the impact of events such as the work force reductions the Company carried out during previous years. The estimated exercise factor was based on an analysis of historical data and included a comparison of historical and current share prices.

For stock-based awards granted during the three-month periods ended March 31, 2008 and 2007, exclusive of common shares purchased pursuant to the Company's ESPP, the weighted average fair values were $0.340 and $0.146, respectively. The weighted average fair value of common shares purchased pursuant to the Company's ESPP during the three-month periods ended March 31, 2008 and 2007 were $0.410 and $0.156, respectively.

The following table presents a summary of the status and activity of the Company's stock option awards for the three-month period ended March 31, 2008.

                                                                       Weighted
                                                     Weighted           Average
                                                      Average          Remaining         Aggregate
                                    Number of        Exercise         Contractual        Intrinsic
                                      Shares           Price         Term (Years)          Value
                                   -------------    ------------    ----------------   --------------
Outstanding - December 31, 2007       6,569,286      $     0.46
Granted                                 915,000            0.38
Exercised                                     -               -
Forfeited or expired                          -               -



                                   -------------
Outstanding - March 31, 2008          7,484,286      $     0.45           6.86           $   391,000
                                   =============

Of the options outstanding as of March 31, 2008, 5,729,566 were vested, 1,620,428 were estimated to vest in future periods and 134,292 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

As of March 31, 2008, there was approximately $365,400 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year and three months.

4. Revenue

Revenue for the three-month periods ended March 31, 2008 and 2007 was comprised as follows:

                                                                          2008 Over (Under) 2007
                                                                       ----------------------------
Revenue                             2008                2007              Dollars         Percent
--------------------------     ----------------    ----------------    -------------    -----------
   Product Licenses
Windows                         $    429,600        $    432,800        $     (3,200)        -0.74%
Unix                                 348,200             173,200             175,000        101.04%
                               ----------------    ----------------    -------------
                                     777,800             606,000             171,800         28.35%
                               ----------------    ----------------    -------------
   Service Fees
Windows                              243,700             219,100              24,600         11.23%
Unix                                 279,600             221,700              57,900         26.12%
                               ----------------    ----------------    -------------
                                     523,300             440,800              82,500         18.72%
                               ----------------    ----------------    -------------
Other                                 11,200              90,800             (79,600)       -87.67%
                               ----------------    ----------------    -------------
   Total Revenue                $  1,312,300        $  1,137,600        $    174,700         15.36%
                               ================    ================    =============

5. Patents

Patents consisted of the following:

                                   March 31, 2008      December 31, 2007
                                  ----------------    -------------------
     Patents                       $    5,340,400      $       5,340,400
     Accumulated amortization          (2,821,400)            (2,599,100)
                                  ----------------    -------------------
                                   $    2,519,000      $       2,741,300
                                  ================    ===================

Patent amortization, which aggregated $222,300 during each of the three-month periods ended March 31, 2008 and 2007, is a component of general and administrative expenses.

6. Accounts Receivable, Net

Accounts receivable were net of allowances totaling $233,600 and $229,000 as of March 31, 2008 and December 31, 2007, respectively.

7. Supplemental Disclosure of Cash Flow Information

The Company disbursed no cash for the payment of either income taxes or interest expense during either of the three-month periods ended March 31, 2008 or 2007.

8. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the three-month periods ended March 31, 2008 and 2007, 21,108,486 and 21,248,237 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

9. Segment Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments. This standard requires segmentation based on the Company's internal organization and reporting of revenue and operating income based on internal accounting methods. The Company's financial reporting systems present various data for management to operate the business prepared in methods consistent with GAAP. The segments were defined in order to allocate resources internally. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or the decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. The Company has determined that it operates its business in two segments: software and intellectual property.

Segment revenue was as follows:

     Quarter Ended March 31,        2008             2007
     -----------------------    -------------    -------------
     Revenue:
     Software                    $  1,312,300     $  1,137,600
     Intellectual Property                  -                -
                                -------------    -------------
     Consolidated Revenue        $  1,312,300     $  1,137,600
                                =============    =============

Segment loss from operations was as follows:

     Quarter Ended March 31,                   2008             2007
     ---------------------------------    -------------    -------------
     Loss From Operations:
     Software                              $   (247,500)    $   (612,200)
     Intellectual Property                     (459,100)        (447,100)
                                          -------------    -------------
     Consolidated Loss From Operations     $   (706,600)    $ (1,059,300)
                                          =============    =============

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

As of March 31, 2008, segment fixed assets (long-lived assets) were as follows:

                                                        Accumulated
                                                        Depreciation           Net,
      Fixed Assets                    Cost Basis       /Amortization       as Reported
                                    --------------    ---------------    ---------------
      Software                       $  1,148,400      $   (1,008,400)    $     140,000
      Intellectual Property             5,340,400          (2,821,400)        2,519,000
      Unallocated                           5,000                   -             5,000
                                    --------------    ---------------    ---------------
                                     $  6,493,800      $   (3,829,800)    $   2,664,000
                                    ==============    ===============    ===============

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

10. New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about a company's derivative and hedging activities. SFAS is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 161 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS 141R and expects results of operations, cash flows or financial position would only be impacted in relation to future business combination activities, if any.

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS 160"), the objective of which is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is assessing the impact of SFAS 160, but does not expect it to have a material impact on results of operations, cash flows or financial position.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material impact on results of operations, cash flows or financial position.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, however, for some entities; application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position No. 157-2 that defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, FASB also agreed to exclude from the scope of FASB 157 fair value measurements made for purposes of applying SFAS No. 13, "Accounting for Leases" and related interpretive accounting pronouncements. The adoption of SFAS 157 did not have a material impact on results of operations, cash flows or financial position.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the impact of adoption of SFAS 162 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

   o our history of operating losses, and expectation that those losses will continue;
   o that a significant portion of our revenue has been and continues to be earned from a very limited number of significant customers;
   o that our stock price has been volatile and you could lose your investment; and
   o other factors, including those set forth under Item 6. "Management's Discussion and Analysis or Plan of Operation - Risk Factors" in our 2007 10-KSB Report and in other documents we filed with the Securities and Exchange Commission, could have a material adverse effect upon our business, results of operations and financial condition.

Overview

We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use and/or resale by independent software vendors ("ISVs"), corporate enterprises, governmental and educational institutions, and others.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as "critical" because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results. Our critical accounting policies are identified in our 10-KSB Report, and included: revenue recognition, the allowance for doubtful accounts, patents, long-lived assets, capitalized software development costs, impairment of intangible assets, loss contingencies and stock-based compensation expense. The following operating results should be read in conjunction with our critical accounting policies.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three-month periods ended March 31, 2008 and 2007 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS123") and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

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

Of the variables above, the selection of an expected term, an annualized forfeiture rate and expected stock price volatility are the most subjective. In estimating our stock price volatility for stock option grants awarded during the three-month periods ended March 31, 2008 and 2007, we analyzed our historic volatility over the period commensurate with the expected life of the options, by reference to actual stock prices, and calculated an estimated volatility of approximately 159.00% and 154.44%, respectively. Our estimate of the expected option term was 7.5 years, for each period, and was derived based on our analysis of historical data and future projections. We derived an annualized forfeiture rate of 4.00% and 5.06%, respectively, and a prior forfeiture rate of 5.3% and 5.5%, respectively, by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in work force. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We applied the same variables to the valuation of shares purchased under our Employee Stock Purchase Plan ("ESPP"), except that the expected term was 0.5 years, as the time span from the date of grant of ESPP shares to the date of purchase is six months.

We expect that stock-based compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2008 we expect to incur stock-based compensation expense of approximately $231,000.

Results of Operations for the Three-Month Periods Ended March 31, 2008 and 2007.

Revenue

Our software revenue has historically been primarily derived from product licensing fees and service fees from maintenance contracts. Other sources of software revenue include sales of software development kits and training. Software development kits are tools that allow end users to develop, interface and brand their own applications for use in conjunction with either our Windows or Unix/Linux products. Currently, we do not generate a significant amount of revenue from either the sale of software development kits nor do we anticipate generating a significant amount from them during 2008.

Revenue for the three-month periods ended March 31, 2008 and 2007 was as follows:

                                                                          2008 Over (Under) 2007
                                                                       ----------------------------
Revenue                             2008                2007              Dollars         Percent
--------------------------     ----------------    ----------------    -------------    -----------
   Product Licenses
Windows                         $    429,600        $    432,800        $     (3,200)        -0.74%
Unix                                 348,200             173,200             175,000        101.04%
                               ----------------    ----------------    -------------
                                     777,800             606,000             171,800         28.35%
                               ----------------    ----------------    -------------
   Service Fees
Windows                              243,700             219,100              24,600         11.23%
Unix                                 279,600             221,700              57,900         26.12%
                               ----------------    ----------------    -------------
                                     523,300             440,800              82,500         18.72%
                               ----------------    ----------------    -------------
Other                                 11,200              90,800             (79,600)       -87.67%



                               ----------------    ----------------    -------------
   Total Revenue                $  1,312,300        $  1,137,600        $    174,700         15.36%
                               ================    ================    =============

The changes in both Windows and Unix-based product licenses revenue for the three-month period ended March 31, 2008 as compared with the same period of 2007 were reflective of how such revenue can vary from period to period because a significant portion of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Consequently, if any of these significant customers change their order level, or fail to order during the reporting period, our product licensing revenue could be materially impacted. We expect this situation to continue throughout the next several quarterly reporting periods.

The increase in Unix product license revenue for the three-month period ended March 31, 2008, as compared with the same period of the prior year, was primarily due to increased purchases from just two customers, including Ericsson, one of our strategic partners. These two customers purchased an aggregate $160,200 of Unix product licenses during the period, an increase of $150,700 over their purchases for the same period of the prior year.

Our customers typically purchase a maintenance contract at the time they license our product. Such maintenance contracts vary in term from one to five years and generally are renewed upon expiration. Service fees associated with maintenance contracts are deferred and recognized as revenue ratably over the underlying service period of the maintenance contract.

The increase in service fees for the three-month period ended March 31, 2008, as compared with the same period of the prior year is primarily due to the higher level of maintenance contract purchases that have occurred since March 31, 2007. We expect aggregate service fees revenue for 2008 to exceed those of 2007.

Segment Revenue

For the three-month periods ended March 31, 2008 and 2007 all of our revenue was derived from our software segment. Revenues from our intellectual property segment are non-predictable and are dependent upon the outcome of pending litigation and the results of licensing discussions with companies potentially infringing upon our patents. As a result, we expect all 2008 revenue to be earned from our software segment.

Cost of Revenue

Cost of revenue is comprised primarily of service costs, which represent the costs of customer service, and product costs. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet. Under GAAP, research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products.

Cost of revenue increased by $39,700 or 33.4%, to $158,600, for the three months ended March 31, 2008, from $118,900 for the same period of 2007. Cost of revenue was 12.1% and 10.5% of revenue for the three months ended March 31, 2008 and 2007, respectively.

Factors contributing to the increase in cost of revenue included service costs, which increased by $35,400 during the three-month period ended March 31, 2008, as compared with the same period in 2007, resulting primarily from increased engineering time spent performing customer service, in order to better meet the needs of our customers. We expect service costs to remain higher throughout 2008, as compared with 2007, as we plan on having a higher number of engineers providing such services.

Included in service costs for the three-month periods ended March 31, 2008 and 2007 was non-cash stock-based compensation costs aggregating approximately $5,300 and $4,400, respectively.

Also contributing to the increased costs of revenue were product costs, which increased by $4,300 during the three-month period ended March 31, 2008, as compared with the same period in 2007, primarily due to costs associated with the expansion of our GO-Global for Unix product's ability to web-enable various Linux platforms as well as increased costs from our supplier of certain licensing technology that we incorporate into both GO-Global for Windows and GO-Global for Unix.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expense.

Selling and marketing expenses decreased by $24,000, or 5.6%, to $408,500, for the three-month period ended March 31, 2008, from $432,500 for the same period of 2007. Selling and marketing expenses were 31.1% and 38.0% of revenue for the three-month periods ended March 31, 2008 and 2007, respectively.

Factors contributing to the decrease in selling and marketing expenses included outside services, which decreased by $20,100 during the three-month period ended March 31, 2008, as compared with the same period in 2007, primarily as the result of changes in the mixture of the outside services provided. Outside services charged to selling and marketing expense are primarily related to marketing activities such as developing marketing collateral and external web site enhancements and also includes certain legal fees associated with sales contracts review.

Also contributing to the overall decrease in selling and marketing expense was travel and entertainment, which decreased by $9,900 during the three-month period ended March 31, 2008, as compared with the same period in 2007, primarily as a result of having one less sales representative.

Partially offsetting these decreases were higher employee costs, which increased by $17,500 during the three-month period ended March 31, 2008, as compared with the same period in 2007, primarily as a result of higher commissions earned by a sales representative as a result of obtaining quota, which was partially offset by having one fewer sales representative. Included in employee costs for the three-month periods ended March 31, 2008 and 2007 were non-cash stock-based compensation costs aggregating approximately $10,600 and $10,700, respectively.

We currently expect our full-year 2008 sales and marketing expense will approximate 2007 levels.

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

General and administrative expenses decreased by $8,600, or 0.9%, to $965,400, for the three-month period ended March 31, 2008, from $974,000 for the same period of 2007. General and administrative expenses were approximately 73.6% and 85.6% of revenues for the three-month periods ended March 31, 2008 and 2007, respectively.

Factors which contributed to the decrease in general and administrative expense included lower legal and accounting fees. During the three-month period ended March 31, 2007 we filed various reports with the SEC that were not required to be filed during the same period of 2008. Because of this, legal and accounting fees for the three-month period ended March 31, 2008, as compared with 2007, were $14,100 lower.

Also contributing to the lower general and administrative expense were outside services for the three-month period ended March 31, 2008, which decreased by $19,100, as compared with the same period of the prior year, as neither of the two active patent infringement lawsuits had progressed far enough to require the use of outside consultants with expertise in patents and patent infringement lawsuits.

Partially offsetting these decreases was an overall increase in employee costs. General and administrative employee costs for the three-month periods ended March 31, 2008 and 2007 included non-cash stock-based compensation costs aggregating approximately $74,900 and $92,500, respectively. The decrease in non-cash stock-based compensation costs were offset by increases in other elements of employee costs including salary adjustments and benefits. Overall, employee costs for the three-month period ended March 31, 2008 were $8,500 higher than those for the same period of 2007.

Also partially offsetting the decreases noted above were increased costs associated with being a publicly-held company, which increased $7,800 during the three-month period ended March 31, 2008, as compared with the same period of 2007, primarily due to having one additional meeting of our board of directors during the three-month period ended March 31, 2008 as compared with the same period of 2007.

Costs associated with other major components of general and administrative expense, notably; depreciation and amortization, insurance, and rent, did not change significantly during the three-month period ended March 31, 2008, as compared with the same period of the prior year.

We currently expect 2008 general and administrative expenses to approximate 2007 levels.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of stock-based compensation expense), payments to contract programmers and rent.

Research and development expenses decreased by $185,100, or 27.6%, to $486,400, for the three-month period ended March 31, 2008, from $671,500 for the same period of 2007. Research and development expenses were approximately 37.1% and 59.0% of revenues for the three-month periods ended March 31, 2008 and 2007, respectively.

Under GAAP, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No such product development costs were capitalized during either of the three-month periods ended March 31, 2008 or 2007.

Employee costs for the three-month periods ended March 31, 2008 and 2007 are net of $144,800 and $109,400, respectively, which related to the costs of engineering time spent performing customer service. Customer service costs are reported as a component of cost of revenue. Included in employee costs for the three-month periods ended March 31, 2008 and 2007 were non-cash stock-based compensation costs aggregating $34,300 and $31,300, respectively.

Factors contributing to the decrease in research and developments costs were employee costs, which decreased by $166,800 during the three-month period ended March 31, 2008 as compared with the respective period of 2007, primarily due to having the equivalent of four fewer engineers as a result of terminations that occurred at various times subsequent to March 31, 2007, the hiring two engineers during the three-month period ended March 31, 2008 as well as a full-time engineer during the prior year switching to part-time status in the current year.

Our use of outside services for the three-month period ended March 31, 2008, as compared with the same period of the prior year, decreased primarily due to the completion of certain assignments, including assignments by consultants who were involved in providing engineering services for the upgraded version of GO-Global for Windows, which was released during the second quarter of 2007. The reduction in outside services also contributed to the decrease in research and development costs as outside services decreased by $20,400 for the three-month period ended March 31, 2008, as compared with the same period of the prior year.

We currently expect 2008 research and development expenses to be higher as compared with 2007 levels as we plan on increasing our engineering staff and our overall investment in this area.

Segment Operating Loss

Segment operating loss for the three-month periods ended March 31, 2008 and 2007 was as follows:

                                                                                Increase (Decrease)
                                                                           ----------------------------
                                               2008            2007           Dollars       Percentage
                                           ------------    ------------    ------------    ------------
      Software                              $  (247,500)    $  (612,200)    $  (364,700)       -59.6%
      Intellectual Property                    (459,100)       (447,100)         12,000          2.7%
                                           ------------    ------------    ------------
      Consolidated Loss From Operations     $  (706,600)    $(1,059,300)    $  (352,700)       -33.3%
                                           ============    ============    ============

The $364,700 decrease in the operating loss we experienced from our software segment for the three-month period ended March 31, 2008, as compared with same period of the prior year was primarily due to the $174,700 increase in software revenue and the $185,100 decrease in research and development expense, each discussed elsewhere in this Form 10-Q.

The $12,000 increase in the operating loss from our intellectual property segment for the three-month period ended March 31, 2008, as compared with the same period of 2007, was primarily due to a $33,500 increase in legal fees that resulted from having two active patent infringement lawsuits underway during the current year, as compared with only one in the prior year. Partially offsetting the increased legal fees was a $14,000 decrease in outside services, which resulted from having fewer outside consultants with expertise in patents and patent infringement suits engaged during the current year, as compared with the prior year, as discussed elsewhere in this Form 10-Q. Also, stock-based compensation expense incurred by our intellectual property segment decreased by $14,500 during the three-month period ended March 31, 2008, as compared with the same period of the prior year, as a significant portion of options underlying such compensation expense became full vested.

Other Income

During the three-month periods ended March 31, 2008 and 2007, other income consisted primarily of interest income on excess cash. During the three-month period ended March 31, 2007, other income also included interest income on note receivable - shareholder. The increases in other income were primarily as a result of higher cash balances throughout the three-month period ended March 31, 2008, as compared with the same period of 2007, as a result of the Autotrader.com settlement that occurred in December 2007.

We anticipate that interest and other income for 2008 will exceed 2007 levels as we anticipate having higher average cash balances for the remainder of the year.

Net Loss

As a result of the foregoing items, net loss for the three-month period ended March 31, 2008 was $671,900, a decrease of $369,500, or 35.5%, from a net loss of $1,041,400 for the same period of 2007. We currently do not expect to be profitable during or for the year ended December 31, 2008.

Liquidity and Capital Resources

We are planning to increase investments in our operations during 2008 and to fund these increases through our cash on hand as of March 31, 2008 and our 2008 anticipated revenue streams. We are aggressively looking at ways to improve our revenue stream, including through the development of new products and further acquisitions. We continue to review potential acquisition opportunities as they present themselves to us. We believe that maintaining our current revenue stream, coupled with our cash on hand, will be sufficient to support our operational plans for 2008.

During the three-month periods ended March 31, 2008 and 2007 our cash and cash equivalents balances decreased by $480,300 and $1,094,000, respectively, primarily as a result of our operations consuming approximately $465,500 and $1,084,400 of cash during the respective periods. During the three-month periods ended March 31, 2008 and 2007 our reported net losses of $671,900 and $1,041,400 respectively, included two significant non-cash items, namely; depreciation and amortization of $238,800 and $243,500, respectively, which were primarily related to amortization of our patents, and stock-based compensation expense of $125,100 and $138,900, respectively.

During the three-month periods ended March 31, 2008 and 2007 we closely monitored our investing activities, spending approximately a net $18,400 and $13,400, respectively, in those activities. Our investing activities were primarily comprised of fixed asset purchases, mainly office furniture and computer equipment. Our financing activities during the three-month periods ended March 31, 2008 and 2007 were comprised of sale of stock to our employees under the terms of our employee stock purchase plan.

Cash and Cash Equivalents

As of March 31, 2008, cash and cash equivalents were $4,780,500, as compared with $5,260,800 as of December 31, 2007, a decrease of $480,300, or 9.1%. The majority of this decrease was due to the consumption of $465,500 of cash and cash equivalents by our operations. We anticipate that our cash and cash equivalents as of March 31, 2008, together with revenue from 2008 operations will be sufficient to fund our anticipated expenses during the next twelve months.

Accounts Receivable, net

At March 31, 2008 and December 31, 2007, we had approximately $747,700 and $886,600, respectively, in accounts receivable, net of allowances totaling $233,600 and $229,000, respectively. From time to time, we could maintain individually significant accounts receivable balances from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of March 31, 2008, we had current assets of $5,627,800 and current liabilities of $2,133,500, which netted to working capital of $3,494,300. Included in current liabilities was the current portion of deferred revenue of $1,416,500.

Segment Fixed Assets

As of March 31, 2008, segment fixed assets (long-lived assets) were as follows:

                                                        Accumulated
                                                        Depreciation           Net,
      Fixed Assets                    Cost Basis       /Amortization       as Reported
                                    --------------    ---------------    ---------------
      Software                       $  1,148,400      $   (1,008,400)    $     140,000
      Intellectual Property             5,340,400          (2,821,400)        2,519,000
      Unallocated                           5,000                   -             5,000
                                    --------------    ---------------    ---------------
                                     $  6,493,800      $   (3,829,800)    $   2,664,000
                                    ==============    ===============    ===============

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 161, "Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about a company's derivative and hedging activities. SFAS is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS 161 and do not expect adoption to have a material impact on results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS 141R and expect that results of operations, cash flows or financial position would only be impacted in relation to future business combination activities, if any.

In December 2007, FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51" ("SFAS 160"), the objective of which is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are assessing the impact of SFAS 160, but do not expect it to have a material impact on results of operations, cash flows or financial position.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material impact on results of operations, cash flows or financial position.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, however, for some entities; application of SFAS 157 will change current practice.
SFAS 157 is effective for financial statements issued for the first fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position No. 157-2 that defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. In addition, FASB also agreed to exclude from the scope of FASB 157 fair value measurements made for purposes of applying SFAS No. 13, "Accounting for Leases" and related interpretive accounting pronouncements. The adoption of SFAS 157 did not have a material impact on results of operations, cash flows or financial position.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We are currently evaluating the impact of adoption of SFAS 162 and do not expect adoption to have a material impact on results of operations, cash flows or financial position.

ITEM 3. Quantitative and Qualitative Disclosures About
Market Risk

Not applicable

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On August 28, 2007, we filed a proceeding against Juniper Networks, Inc. ("Juniper") in the United States District Court in the Eastern District of Texas alleging that certain of Juniper's products infringe three of our patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the "'014," "'798"
and "'336" patents, respectively) which protect our fundamental network security and firewall technologies. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe the `014, `798 and `336 patents and that all three of these patents are invalid and unenforceable. Subsequent to October 26, 2007 and through the date hereof, we and Juniper have filed further replies and responses addressing the issues raised in our original complaint and Juniper's Answer and Counterclaims.

On March 10, 2008, we initiated a proceeding against Classified Ventures, LLC; IAC/InterActiveCorp; Match.com (an operating business of IAC/InterActiveCorp); Yahoo! Inc.; eHarmony.com; and CareerBuilder, LLC in the United States District Court in the Eastern District of Texas alleging infringement of four of our patents, namely; U.S. Patent Nos. 6,324,538, 6,850,940, 7,028,034 and
7,269,591, which protect our unique method of maintaining an automated and network-accessible database. The suit alleges that the named companies infringe our patents on each of their Web sites. The suit seeks permanent injunctive relief along with unspecified damages.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of
Proceeds

During the three-month period ended March 31, 2008, we granted the following stock options and awards:

   o stock options to purchase an aggregate 465,000 shares of common stock, at exercise prices ranging from $0.32 to $0.38, were granted to various non-executive employees.

   o stock options to purchase an aggregate 425,000 shares of common stock, at an exercise price of $0.38, were granted to our directors and executive employees.

   o stock options to purchase an aggregate 25,000 shares of common stock, at an exercise price of $0.38 were granted to an outside consultant.

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

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GraphOn Corporation
                                                 (Registrant)

                                             Date: May 15, 2008
                                           By: /s/ Robert Dilworth
                                               -------------------
                                                Robert Dilworth
                                         Chief Executive Officer and
                                            Chairman of the Board
                                        (Principal Executive Officer)


                                             Date: May 15, 2008
                                            By: /s/ William Swain
                                                -----------------
                                                  William Swain
                                             Chief Financial Officer
                                        (Principal Financial Officer and
                                         (Principal Accounting Officer)