Form 10-Q
period 2008-06-30
GRAPHON CORP/DE
filed 2008-08-14
CIK 1021435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                   FORM 10-Q
                                 --------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2008

                         Commission File Number: 0-21683
                         -------------------------------
                               GraphOn Corporation
             (Exact name of registrant as specified in its charter)
              -----------------------------------------------------

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

  Large accelerated filer [  ]              Accelerated filer [  ]

  Non-accelerated filer [   ]               Smaller reporting company [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

      As of August 8, 2008 there were issued and outstanding 47,596,401 shares of the issuer's common stock, par value $0.0001.

                               GRAPHON CORPORATION

                                    FORM 10-Q

                                Table of Contents

     PART I.       FINANCIAL INFORMATION                                                           PAGE
     ------------- ------------------------------------------------------------------------   ---------
     Item 1.       Financial Statements
                   Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited)
                      and December 31, 2007                                                           2
                   Unaudited Condensed Consolidated Statements of Operations for the
                      Three and Six Months Ended June 30, 2008 and 2007                               3
                   Unaudited Condensed Consolidated Statements of Cash Flows for the Six
                      Months Ended June 30, 2008 and 2007                                             4
                   Notes to Unaudited Condensed Consolidated Financial Statements                     5
     Item 2.       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                          13
     Item 3.       Quantitative and Qualitative Disclosures About Market Risk                        22
     Item 4T.      Controls and Procedures                                                           22

     PART II.      OTHER INFORMATION
     ------------- ------------------------------------------------------------------------
     Item 1.       Legal Proceedings                                                                 23
     Item 1A.      Risk Factors                                                                      23
     Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                       23
     Item 3.       Defaults Upon Senior Securities                                                   23
     Item 4.       Submission of Matters to a Vote of Security Holders                               23
     Item 5.       Other Information                                                                 23
     Item 6.       Exhibits                                                                          23
                   Signatures                                                                        24


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements



                               GraphOn Corporation
                      Condensed Consolidated Balance Sheets
                      -------------------------------------


                                                            (Unaudited)
   Assets                                                  June 30, 2008    December 31, 2007
   ------                                                ---------------    -----------------
   Current Assets
   Cash and cash equivalents                              $    4,489,100     $      5,260,800
   Accounts receivable, net                                      749,200              886,600
   Prepaid expenses                                               77,900               42,600
                                                         ---------------    -----------------
   Total Current Assets                                        5,316,200            6,190,000
   Patents, net                                                2,296,700            2,741,300
   Other assets, net                                             207,200              143,100
                                                         ---------------    -----------------
   Total Assets                                           $    7,820,100     $      9,074,400
                                                         ===============    =================
   Liabilities and Stockholders' Equity
   ------------------------------------
   Current Liabilities
   Accounts payable and accrued expense                   $      780,200     $        867,200
   Deferred revenue                                            1,479,000            1,475,000
                                                         ---------------    -----------------
   Total Current Liabilities                                   2,259,200            2,342,200
   Deferred revenue                                            1,816,000            1,833,100
   Other long term liability                                      28,400                    -
                                                         ---------------    -----------------
   Total Liabilities                                           4,103,600            4,175,300
                                                         ---------------    -----------------

   Commitments and contingencies                                       -                    -

   Stockholders' Equity
   Common stock, $0.0001 par value,
    195,000,000 shares authorized,
    47,596,401 and 47,576,401 shares
    issued and outstanding at June 30, 2008
    and December 31, 2007, respectively                            4,800                4,800
   Additional paid-in capital                                 59,617,300           59,399,000
   Accumulated deficit                                       (55,905,600)         (54,504,700)
                                                         ---------------    -----------------
   Total Stockholders' Equity                                  3,716,500            4,899,100
                                                         ---------------    -----------------
   Total Liabilities and Stockholders' Equity             $    7,820,100     $      9,074,400
                                                         ===============    =================


                      See accompanying notes to unaudited condensed
                         consolidated financial statements

                                                 GraphOn Corporation
                                   Condensed Consolidated Statements of Operations


                                              Three Months Ended June 30,             Six Months Ended June 30,
                                          ------------------------------------   ------------------------------------
                                                 2008                2007               2008                2007
                                             (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)
                                          ----------------   -----------------   ----------------    ----------------
Revenue                                    $     1,373,100    $      1,307,800    $     2,685,400     $     2,445,400
Costs of revenue                                   146,700             123,300            305,300             242,200
                                          ----------------   -----------------   ----------------    ----------------
Gross profit                                     1,226,400           1,184,500          2,380,100           2,203,200
                                          ----------------   -----------------   ----------------    ----------------
Operating expenses
  Selling and marketing                            427,200             420,900            835,700             853,400
  General and administrative                       945,100           1,137,400          1,910,500           2,111,400
  Research and development                         599,400             639,200          1,085,800           1,310,700
                                          ----------------   -----------------   ----------------    ----------------
Total operating expenses                         1,971,700           2,197,500          3,832,000           4,275,500
                                          ----------------   -----------------   ----------------    ----------------
Loss from operations                              (745,300)         (1,013,000)        (1,451,900)         (2,072,300)
                                          ----------------   -----------------   ----------------    ----------------
Other income, net                                   17,100              14,400             52,600              34,000
                                          ----------------   -----------------   ----------------    ----------------
Loss before provision for income tax              (728,200)           (998,600)        (1,399,300)         (2,038,300)
Provision for income tax                               800               2,200              1,600               3,900
                                          ----------------   -----------------   ----------------    ----------------
Net loss                                   $      (729,000)   $     (1,000,800)   $    (1,400,900)    $    (2,042,200)
                                          ================   =================   ================    ================
Basic and diluted loss per share           $         (0.02)   $          (0.02)   $         (0.03)    $         (0.04)
                                          ================   =================   ================    ================
Average weighted common shares
outstanding                                     47,096,401          46,247,401         47,093,104          46,242,822
                                          ================   =================   ================    ================

See accompanying notes to unaudited condensed consolidated financial statements

                              GraphOn Corporation
                 Condensed Consolidated Statements of Cash Flows
                 -----------------------------------------------

                                                        Six Months Ended June 30,
                                                   ---------------------------------
                                                         2008              2007
                                                     (Unaudited)       (Unaudited)
                                                   ---------------   ---------------
 Cash Flows Provided By (Used In) Operating
 Activities:
 ----------------------------------------------
 Net Loss                                           $   (1,400,900)   $   (2,042,200)
 Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
 Depreciation and amortization                             482,300           482,400
 Stock-based compensation expense                          214,700           262,200
 Provision for doubtful accounts                             4,600           115,900
 Other items                                                     -             1,000
 Changes in operating assets and liabilities
    Accounts receivable                                    132,800          (220,200)
    Prepaid expense                                        (35,300)          (11,200)
    Accounts payable and accrued expense                  (102,000)         (156,100)
    Deferred revenue                                       (13,100)          109,200
                                                   ---------------   ---------------
 Net Cash Used In Operating Activities                    (716,900)       (1,459,000)
                                                   ---------------   ---------------
 Cash Flows Used In Investing Activities:
 ----------------------------------------------
 Purchases of equipment                                    (58,200)          (43,200)
 Other assets                                                 (200)             (500)
                                                   ---------------   ---------------
 Net Cash Used In Investing Activities                     (58,400)          (43,700)
                                                   ---------------   ---------------
 Cash Flows Provided By Financing Activities:
 ----------------------------------------------
 Proceeds from sale of common stock - employee
 stock purchase plan                                         3,600             3,800
                                                   ---------------   ---------------
 Net Cash Provided By Financing Activities                   3,600             3,800
                                                   ---------------   ---------------
 Net Decrease in Cash and Cash Equivalents                (771,700)       (1,498,900)
 Cash and cash equivalents, beginning of period          5,260,800         2,937,100
                                                   ---------------   ---------------
 Cash and cash equivalents, end of period           $    4,489,100    $    1,438,200
                                                   ===============   ===============


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

Long-Lived Assets

Long-lived assets, which consist primarily of patents, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, as it relates to the Company's patents, annually. Measurement of the impairment loss is based on the fair value of the assets. Generally, fair value is determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or six-month periods ended June 30, 2008 or 2007.

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

3. Stock-Based Compensation

On January 1, 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," and related interpretations ("FAS123R") using the modified prospective transition method. Under that method, compensation expense recognized in the three and six-month periods ended June 30, 2008 and 2007 includes (a) compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS123") and (b) compensation expense for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

The valuation provisions of FAS123R apply to new awards and to awards that were outstanding on the adoption date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the adoption date is recognized over the remaining service period using the compensation expense calculated for pro forma disclosure purposes under FAS123.

Results for periods prior to adoption were not restated.

Valuation and Expense Information under FAS123R

The Company recorded stock-based compensation expense of $89,600 and $123,300 in the three-month periods ended June 30, 2008 and 2007, respectively, and $214,700 and $262,200 in the six-month periods ended June 30, 2008 and 2007, respectively. As required by FAS123R, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the stock-based compensation expense recorded during the three and six-month periods ended June 30, 2008 and 2007 by income statement classification:


                                      Three months ended       Six months ended
                                            June 30,                June 30,
Income Statement                    ----------------------  ---------------------
Classification                         2008        2007        2008       2007
------------------------            ----------  ----------  ---------- ----------
Cost of revenue                      $   5,500   $   3,600   $  10,800  $   8,000
Selling and marketing expense            8,400       9,100      19,000     19,800
General andadministrative expense       46,300      84,900     121,200    177,400
Research and development expense        29,400      25,700      63,700     57,000
                                    ----------  ----------  ---------- ----------
                                     $  89,600   $ 123,300   $ 214,700  $ 262,200
                                    ==========  ==========  ========== ==========

The Company estimated the fair value of each stock-based award granted during the three and six-month periods ended June 30, 2008 and 2007, as of the date of grant, using a binomial model with the assumptions set forth in the following table:

                                      Expected                 Risk-
                         Annualized    Option     Estimated    Free
            Estimated    Forfeiture     Term      Exercise   Interest
           Volatility      Rate        (Years)     Factor      Rate      Dividends
          -----------    ----------   --------   ----------  --------    ---------
For the three months ended June 30,
-----------------------------------
 2008       158.00%        4.00%         7.5       10.00%       3.46%          -
2007 (1)       -             -            -           -            -           -

For the six months ended June 30,
---------------------------------
 2008   158.00-159.00%     4.00%         7.5       10.00%     3.15-3.46%       -
 2007       154.44%        5.06%         7.5       10.00%       4.58%          -

(1) No stock-based awards were granted during the three-month period ended June 30, 2007.

The Company also recognized compensation costs for common shares purchased under its Employee Stock Purchase Plan ("ESPP") during the three and six-month periods ended June 30, 2008 and 2007, applying the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years for each respective period. The time span from the date of grant of ESPP shares to the date of purchase is six months.

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

For stock-based awards granted during the three-month period ended June 30, 2008, exclusive of common shares purchased pursuant to the Company's ESPP, the weighted average fair value was $0.28. No such awards were granted during the three-month period ended June 30, 2007. For stock-based awards granted during the six-month periods ended June 30, 2008 and 2007, exclusive of common shares purchased pursuant to the Company's ESPP, the weighted average fair values were $0.34 and $0.1458, respectively.

The weighted average fair values of common shares purchased pursuant to the Company's ESPP during the six-month periods ended June 30, 2008 and 2007 were $0.410 and $0.1605, respectively. No shares were purchased pursuant to the Company's ESPP during the three-month periods ended June 30, 2008 or 2007.

The following table presents a summary of the status and activity of the Company's stock option awards for the three and six-month periods ended June 30, 2008.

                                                                                Weighted
                                                              Weighted           Average
                                                               Average          Remaining      Aggregate
                                             Number of        Exercise         Contractual     Intrinsic
                                               Shares           Price         Term (Years)       Value
                                            -------------    ------------    --------------   -----------
Outstanding - December 31, 2007                6,569,286      $      0.46
Granted                                          915,000             0.38
Exercised                                              -                -
Forfeited or expired                                   -                -
                                            ------------

Outstanding - March 31, 2008                   7,484,286      $      0.45              6.86     $ 391,000
                                            ------------
Granted                                           15,000      $      0.32
Exercised                                              -                -
Forfeited or expired                                   -                -
                                            ------------
Outstanding - June 30, 2008                    7,499,286      $      0.45              6.57     $ 196,400
                                            ============

Of the options outstanding as of June 30, 2008, 5,948,804 were vested, 1,488,840 were estimated to vest in future periods and 61,642 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

As of June 30, 2008, there was approximately $279,100 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

4. Revenue

Revenue for the three-month periods ended June 30, 2008 and 2007 was comprised as follows:

                                                                           2008 Over (Under) 2007
                                                                       --------------------------------
     Revenue                          2008                2007                Dollars          Percent
     ----------------------    ----------------    ----------------    -------------------   ----------
     Product Licenses
     Windows                    $       476,100     $       584,000               (107,900)      -18.5%
     Unix                               353,000             313,900                 39,100        12.5%
                               ----------------    ----------------    -------------------
                                        829,100             897,900                (68,800)       -7.7%
                               ----------------    ----------------    -------------------
     Service Fees
     Windows                            248,400             172,200                 76,200        44.3%
     Unix                               274,800             237,700                 37,100        15.6%
                               ----------------    ----------------    -------------------
                                        523,200             409,900                113,300        27.6%
     Other                               20,800                   -                 20,800           na
                               ----------------    ----------------    -------------------
     Total Revenue              $     1,373,100     $     1,307,800     $           65,300         5.0%
                               ================    ================    ===================


Revenue for the six-month periods ended June 30, 2008 and 2007 was comprised as follows:

                                                                             2008 Over (Under) 2007
                                                                       --------------------------------
     Revenue                          2008                2007                Dollars          Percent
     ----------------------    ----------------    ----------------    -------------------   ----------
     Product Licenses
     Windows                    $       905,700     $     1,016,800     $         (111,100)      -10.9%
     Unix                               701,200             487,100                214,100        44.0%
                               ----------------    ----------------    -------------------
                                      1,606,900           1,503,900                103,000         6.8%
                               ----------------    ----------------    -------------------
     Service Fees
     Windows                            492,100             391,300                100,800        25.8%
     Unix                               554,400             459,400                 95,000        20.7%
                               ----------------    ----------------    -------------------
                                      1,046,500             850,700                195,800        23.0%


     Other                               32,000              90,800                (58,800)      -64.8%
                               ----------------    ----------------    -------------------
     Total Revenue              $     2,685,400     $     2,445,400     $          240,000         9.8%
                               ================    ================    ===================


5. Patents

Patents consisted of the following:

                                  June 30,          December
                                    2008            31, 2007
                               --------------   ---------------
     Patents                    $   5,340,400    $    5,340,400
     Accumulated amortization      (3,043,700)       (2,599,100)
                               --------------   ---------------
                                $   2,296,700    $    2,741,300
                               ==============   ===============

Patent amortization, which aggregated $222,300 and $444,600 during each of the three and six-month periods ended June 30, 2008 and 2007, respectively, is a component of general and administrative expenses.

6. Accounts Receivable, Net

Accounts receivable were net of allowances totaling $233,600 and $229,000 as of June 30, 2008 and December 31, 2007, respectively.

7. Other Long Term Liability

Other long term liability is comprised of the third of three principal payments due under a three-year extended payment agreement (the "agreement") between the Company and a software vendor, for software used internally by the Company as well as a support contract and product training. A similar amount, representing the second of three principal payments, which is due and payable during April 2009, has been accrued as a component of accrued expenses. The initial payment, plus interest, was made during the three-month period ended June 30, 2008. See
Note 9.

Interest on the agreement, in the aggregate approximately $6,700 over the three-year agreement, is expensed ratably upon payment.

8. Commitments and Contingencies

During May 2008, the Company's board for directors approved a Director Severance Plan and a Key Employee Severance Plan.

Director Severance Plan: This agreement provides for accelerated vesting of a director's stock options in the event of any transaction or series of transactions that constitute a change in the ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company, as defined in regulations promulgated under Section 409A of the Internal Revenue Code of 1986, as amended (the "Code"), and the termination of the director.

Key Employee Severance Plan: This agreement provides for 12-month salary continuation for key employees (24 months for certain senior management), accelerated vesting of key employees' stock options, the payment of bonuses that key employees would have been entitled to under the Company's incentive bonus plan and provides key employees with certain health plan and other benefits in the event of Involuntary Termination or Constructive Termination (as both terms are defined in the Key Employee Severance Plan) upon any transaction or series of transactions that constitute a change in the ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company, as defined in the Code.

The Company has the right to amend or terminate each of the above listed severance plans; however, the plans may not be amended or terminated following the occurrence of a change in control, or in the case of the Key Employee Severance Plan, a relocation, as outlined above. In any event, each of the above listed plans will terminate no later than December 31, 2010.

Juniper Networks, Inc. has petitioned the United States Patent and Trademark Office (the "PTO") to reexamine two of the Company's patents, namely; U. S. Patent Nos. 5,826,014 and 6,061,798 (the "'014" and "'798" patents, respectively). The PTO has ordered the reexamination of the '798 patent, but has not yet responded regarding the reexamination of the '014 patent. Such reexaminations will result in the PTO either: confirming all of the patent's claims, narrowing all, or some, of the patent's claims, or cancelling all of the patent's claims. Pending completion of the reexamination process, the Company does not believe such patent has been impaired.

9. Supplemental Disclosure of Cash Flow Information

The Company disbursed approximately $42,800 for the payment of income taxes during each of the three and six-month periods ended June 30, 2008. The Company disbursed approximately $2,000 for the payment of income taxes during each of the three and six-month periods ended June 30, 2007.

The Company disbursed approximately $2,200 for the payment of interest expense during each of the three and six-month periods ended June 30, 2008. The Company disbursed no cash for the payment of interest expense during either the three or six-month period ended June 30, 2007.

During the three-month period ended June 30, 2008, the Company capitalized approximately $28,200 of fixed assets, related to software purchased for internal use, and recorded approximately $15,200 of other assets, related to future support services for the software purchased, for which no cash was disbursed. The Company accrued $15,000 as a current liability and $28,400 as a long term liability for these items. See Note 7.

10. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the three and six-month periods ended June 30, 2008 and 2007, 21,123,486 and 21,146,414 shares, respectively, of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

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

Segment revenue was as follows:

                                      Three Months Ended June 30,           Six Months Ended June 30,
                                   --------------------------------    --------------------------------
     Revenue                             2008              2007              2008               2007
     --------------------------    ---------------  ---------------    ---------------  ---------------
     Software                       $    1,373,100   $    1,307,800     $    2,685,400   $    2,445,400
     Intellectual Property                       -                -                  -                -
                                   ---------------  ---------------    ---------------  ---------------
     Consolidated Revenue           $    1,373,100   $    1,307,800     $    2,685,400   $    2,445,400
                                   ===============  ===============    ===============  ===============

Segment loss from operations was as follows:

                                          Three Months Ended June 30,            Six Months Ended June 30,
                                      ----------------------------------    ----------------------------------
     Loss From Operations                  2008               2007                2008               2007
     -----------------------------    ---------------    ---------------    ---------------    ---------------
     Software                          $     (337,600)    $     (470,300)    $     (585,100)    $   (1,082,600)
     Intellectual Property                   (407,700)          (542,700)          (866,800)          (989,700)
                                      ---------------    ---------------    ---------------    ---------------
     Consolidated Loss From
     Operations                        $     (745,300)    $   (1,013,000)    $   (1,451,900)    $   (2,072,300)
                                      ===============    ===============    ===============    ===============

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

As of June 30, 2008, segment fixed assets (long-lived assets) were as follows:

                                                             Accumulated
                                                             Depreciation
     Fixed Assets                      Cost Basis           /Amortization         Net, as Reported
                                    ------------------    -------------------    ------------------
     Software                        $       1,231,800     $       (1,029,600)    $         202,200
     Intellectual Property                   5,340,400             (3,043,700)            2,296,700
     Unallocated                                 5,000                      -                 5,000
                                    ------------------    -------------------    ------------------
                                     $       6,577,200     $       (4,073,300)    $       2,503,900
                                    ==================    ===================    ==================

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

12. New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company is currently evaluating the impact of adoption of SFAS 162 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

In April 2008, FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations," and other accounting principles generally accepted in the United States. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of adoption of this FSP and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about a company's derivative and hedging activities. SFAS is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 161 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

   o our history of operating losses, and expectation that those losses will continue;
   o that a significant portion of our operating revenue has been and continues to be earned from a very limited number of significant customers;
   o that our stock price has been volatile and you could lose your investment; and
   o other factors, including those set forth under Item 6. "Management's Discussion and Analysis or Plan of Operation - Risk Factors" in our 2007 10-KSB Report and in other documents we have filed with the Securities and Exchange Commission, could have a material adverse effect upon our business, results of operations and financial condition.

Overview

We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use and/or resale by independent software vendors ("ISVs"), corporate enterprises, governmental and educational institutions, and others.

Server-based computing, which is sometimes referred to as thin-client computing, is a computing model where traditional desktop software applications are relocated to run entirely on a server, or host computer. This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing. Our software architecture provides application developers with the ability to relocate applications traditionally run on the desktop to a server, or host computer, where they can be run over a variety of connections from remote locations to a variety of display devices. With our server-based software, applications can be web-enabled, without any modification to the original application software required, allowing the applications to be run from browsers or portals. Our server-based technology can web-enable a variety of Unix, Linux or Windows applications.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as "critical" because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results. Our critical accounting policies are identified in our 2007 10-KSB Report, and included: revenue recognition, the allowance for doubtful accounts, patents, long-lived assets, capitalized software development costs, impairment of intangible assets, loss contingencies and stock-based compensation expense. The following operating results should be read in conjunction with our critical accounting policies.

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three and six-month periods ended June 30, 2008 and 2007 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS123") and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

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

Of the variables above, the selection of an expected term, an annualized forfeiture rate and expected stock price volatility are the most subjective. Our estimate of the expected term was derived based on our analysis of historical data and future projections. We estimated forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in work force. We estimated stock price volatility by referencing our actual stock prices over the period commensurate with the expected life of the options and ending on the balance sheet date, for each period currently being reported. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We estimated the fair value of each stock-based award granted during the three and six-month periods ended June 30, 2008 and 2007, as of the grant date, using a binomial model with the assumptions set forth in the following table:

                                      Expected                 Risk-
                         Annualized    Option     Estimated    Free
            Estimated    Forfeiture     Term      Exercise   Interest
           Volatility      Rate        (Years)     Factor      Rate      Dividends
          -----------    ----------   --------   ----------  --------    ---------
For the three months ended June 30,
-----------------------------------
 2008       158.00%        4.00%         7.5       10.00%       3.46%          -
2007 (1)       -             -            -           -            -           -

For the six months ended June 30,
---------------------------------
 2008   158.00-159.00%     4.00%         7.5       10.00%     3.15-3.46%       -
 2007       154.44%        5.06%         7.5       10.00%       4.58%          -

(1) No stock-based awards were granted during the three-month period ended June 30, 2007.

We applied the same variables to the valuation of shares purchased under our ESPP, except that the expected term was 0.5 years, as the time span from the date of grant of ESPP shares to the date of purchase is six months.

The following table illustrates the stock-based compensation expense recorded during the three and six-month periods ended June 30, 2008 and 2007 by income statement classification:


                                      Three months ended       Six months ended
                                            June 30,                June 30,
Income Statement                    ----------------------  ---------------------
Classification                         2008        2007        2008       2007
------------------------            ----------  ----------  ---------- ----------
Cost of revenue                      $   5,500   $   3,600   $  10,800  $   8,000
Selling and marketing expense            8,400       9,100      19,000     19,800
General andadministrative expense       46,300      84,900     121,200    177,400
Research and development expense        29,400      25,700      63,700     57,000
                                    ----------  ----------  ---------- ----------
                                     $  89,600   $ 123,300   $ 214,700  $ 262,200
                                    ==========  ==========  ========== ==========

We expect that stock-based compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2008 we expect to incur stock-based compensation expense of approximately $134,200.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2008 and 2007.

Revenue

Our software revenue has historically been primarily derived from product licensing fees and service fees from maintenance contracts. Other sources of software revenue include sales of software development kits and training. Software development kits are tools that allow end users to develop, interface and brand their own applications for use in conjunction with either our Windows or Unix/Linux products. Currently, we do not generate a significant amount of revenue from either the sale of software development kits or training, nor do we anticipate generating a significant amount from their sale during 2008.

Revenue for the three-month periods ended June 30, 2008 and 2007 was as follows:

                                                                           2008 Over (Under) 2007
                                                                       --------------------------------
     Revenue                          2008                2007                Dollars          Percent
     ----------------------    ----------------    ----------------    -------------------   ----------
     Product Licenses
     Windows                    $       476,100     $       584,000               (107,900)      -18.5%
     Unix                               353,000             313,900                 39,100        12.5%
                               ----------------    ----------------    -------------------
                                        829,100             897,900                (68,800)       -7.7%
                               ----------------    ----------------    -------------------
     Service Fees
     Windows                            248,400             172,200                 76,200        44.3%
     Unix                               274,800             237,700                 37,100        15.6%
                               ----------------    ----------------    -------------------
                                        523,200             409,900                113,300        27.6%
     Other                               20,800                   -                 20,800           na
                               ----------------    ----------------    -------------------
     Total Revenue              $     1,373,100     $     1,307,800     $           65,300         5.0%
                               ================    ================    ===================


Revenue for the six-month periods ended June 30, 2008 and 2007 was as follows:

                                                                             2008 Over (Under) 2007
                                                                       --------------------------------
     Revenue                          2008                2007                Dollars          Percent
     ----------------------    ----------------    ----------------    -------------------   ----------
     Product Licenses
     Windows                    $       905,700     $     1,016,800     $         (111,100)      -10.9%
     Unix                               701,200             487,100                214,100        44.0%
                               ----------------    ----------------    -------------------
                                      1,606,900           1,503,900                103,000         6.8%
                               ----------------    ----------------    -------------------
     Service Fees
     Windows                            492,100             391,300                100,800        25.8%
     Unix                               554,400             459,400                 95,000        20.7%
                               ----------------    ----------------    -------------------
                                      1,046,500             850,700                195,800        23.0%
     Other                               32,000              90,800                (58,800)      -64.8%
                               ----------------    ----------------    -------------------
     Total Revenue              $     2,685,400     $     2,445,400     $          240,000         9.8%
                               ================    ================    ===================

Our Windows and Unix-based product licenses revenue can vary from period to period because a significant portion of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Consequently, if any of these significant customers change their order level, or fail to order during the reporting period, our product licensing revenue could be materially impacted. We expect this situation to continue throughout the next several quarterly reporting periods.

The decrease in Windows product license revenue for the three-month period ended June 30, 2008, as compared with the same period of the prior year, was primarily due to an aggregate $88,200 increase in the deferral of revenue arising from individual transactions for which not all criteria necessary for recognizing revenue were met. We anticipate such criteria will be met by the end of the current year and this deferred revenue will be recognized.

The decrease in Windows product license revenue for the six-month period June 30, 2008, as compared with the same period of the prior year, was primarily due to the aggregate deferral discussed in the preceding paragraph.

The balance of the decreases in Windows product license revenue for both the three and six-month periods ended June 30, 2008, as compared to the same periods of the prior year, resulted from aggregate decreases in order levels from other customers.

The increase in Unix product license revenue for the three-month period ended June 30, 2008, as compared with the same period of the prior year, was primarily due to an approximate $117,000 increase in aggregate purchases, from three customers, including; Alcatel-Lucent, our most significant Unix customer, Ericsson, one of our strategic partners, and ARC Systems Telecomicacoes, a Brazilian reseller. This aggregate increase was partially offset by decreases in aggregate purchases from other customers whose historical purchases have been sporadic.

The increase in Unix product license revenue for the six-month period ended June 30, 2008, as compared with the same period of the prior year, was primarily due to an approximate $225,000 increase in aggregate purchases from Alcatel-Lucent, Ericsson and ARC Systems Telecomicacoes, which was partially offset by aggregate decreases from other customers.

Our customers typically purchase a maintenance contract at the time they license our product. Such maintenance contracts vary in term from one to five years and generally are renewed upon expiration. Service fees associated with maintenance contracts are deferred and recognized as revenue ratably over the underlying service period of the maintenance contract.

The increases in service fees for the three and six-month periods ended June 30, 2008, as compared with the same periods of the prior year, were primarily a result of the continued growth of the number of licenses our end-user customers have installed. Since our customers typically purchase maintenance contracts, and, subsequently, renew them upon expiration, as end-user customers continue to deploy more and more of our products, the revenue we are able to recognize from the sale of such maintenance contracts increases. We expect aggregate service fees revenue for 2008 to exceed those of 2007.

Segment Revenue

For the three and six-month periods ended June 30, 2008 and 2007 all of our revenue was derived from our software segment. Revenues from our intellectual property segment are non-predictable and are dependent upon the outcome of pending litigation and the results of licensing discussions with companies potentially infringing upon our patents. As a result, we expect all 2008 revenue to be earned from our software segment.

Cost of Revenue

Cost of revenue is comprised primarily of service costs, which represent the costs of customer service and product costs. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United Sates ("GAAP"), research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products. No such costs were capitalized during either of the three or six-month periods ended June 30, 2008 or 2007.

Cost of revenue increased by $23,400, or 19.0%, to $146,700, for the three months ended June 30, 2008, from $123,300 for the same period of 2007. Cost of revenue was 10.7% and 9.4% of revenue for the three months ended June 30, 2008 and 2007, respectively.

Cost of revenue increased by $63,100, or 26.1%, to $305,300, for the six months ended June 30, 2008, from $242,200 for the same period of 2007. Cost of revenue was 11.4% and 9.9% of revenue for the six months ended June 30, 2008 and 2007, respectively.

Factors contributing to the increases in cost of revenue included service costs, which increased by $5,400 and $40,800 during the three and six-month periods ended June 30, 2008, respectively, as compared with the same periods in 2007, resulted primarily from increased engineering time spent performing customer service in order to better meet the needs of our customers. We expect service costs to remain higher throughout 2008, as compared with 2007, as we plan on having a higher number of engineers providing such services.

Included in service costs for the three-month periods ended June 30, 2008 and 2007 was non-cash stock-based compensation costs aggregating approximately $5,500 and $3,600, respectively. Included in service costs for the six-month periods ended June 30, 2008 and 2007 was non-cash stock-based compensation costs aggregating approximately $10,800 and $8,000, respectively.

Also contributing to the increased cost of revenue were product costs, which increased by $18,000 and $22,300 during the three and six-month periods ended June 30, 2008, respectively, as compared with the same periods in 2007. These increases were primarily due to costs associated with the expansion of our GO-Global for Unix product's ability to web-enable various Linux platforms as well as increased costs from our supplier of certain licensing technology that we incorporate into both GO-Global for Windows and GO-Global for Unix. We expect product costs to remain higher throughout 2008, as compared with 2007 due to these factors.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended June 30, 2008 approximated those for the same period of 2007. Selling and marketing expenses decreased by $17,700, or 2.1%, to $835,700, for the six-month period ended June 30, 2008, from $853,400 for the same period of 2007. Selling and marketing expenses were 31.1% and 34.9% of revenue for the six-month periods ended June 30, 2008 and 2007, respectively.

Factors contributing to the decrease in selling and marketing expenses included recruitment expense, tradeshow expense and travel and entertainment, which decreased by $15,800, $13,700 and $7,400 during the six-month period ended June 30, 2008, as compared with the same period in 2007. Recruitment expense was lower as no new sales representatives were hired during the six-month period ended June 30, 2008. Tradeshow expense was lower as we did not incur costs associated with shipping and exhibiting our booth during the six-months ended June 30, 2008, as we did not participate at any tradeshows as an exhibitor, whereas we exhibited at two tradeshows during the same period of 2007. The decrease in travel and entertainment primarily reflected having one less sales representative during the six-month period ended June 30, 2008, as compared with the same period of 2007.

Partially offsetting these decreases were higher employee costs, which increased by $9,000 during the six-month period ended June 30, 2008, as compared with the same period in 2007, primarily as a result of higher commissions earned by a sales representative as a result of achieving quota, which was partially offset by having one fewer sales representative.

Included in employee costs were non-cash stock-based compensation costs aggregating approximately $8,400 and $9,100, respectively, for the three-month periods ended June 30, 2008 and 2007, and $19,000 and $19,800, respectively, for the six-month periods ended June 30, 2008 and 2007.

Also offsetting these decreases was higher outside services costs, which increased by $12,100 during the six-month period ended June 30, 2008, as compared with the same period of 2007, primarily resulting from increased marketing activities.

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

General and administrative expenses decreased by $192,300, or 16.9%, to $945,100, for the three-month period ended June 30, 2008, from $1,137,400 for the same period of 2007. General and administrative expenses were approximately 68.8% and 87.0% of revenues for the three-month periods ended June 30, 2008 and 2007, respectively.

For the six-month period ended June 30, 2008, general and administrative expenses decreased by $200,900, or 9.5%, to $1,910,500 from $2,111,400 for the same period of 2007. General and administrative expenses were approximately 71.1% and 86.3% of revenues for the six-month periods ended June 30, 2008 and 2007, respectively.

Factors which contributed to the decrease in general and administrative expense during the three-month period ended June 30, 2008, as compared with the same period of 2007, included lower bad debts expense, which decreased by $111,300, primarily as a result of a change during the three-month period ended June 30, 2007 related to a customer whose financial condition had deteriorated.

Also contributing to the decrease in general and administrative expense for the three-month period ended June 30, 2008, as compared with the same period of 2007, was an aggregate $53,800 decrease in legal and accounting fees. During the three-month period ended June 30, 2007 we made certain filings with the SEC that were not required to be made during the same period of 2008, thus resulting in lower legal and accounting fees during the same period of 2008.

Employee costs decreased by $38,100 during the three-month period ended June 30, 2008, as compared with the same period of 2007, primarily due to various options becoming fully vested subsequent to the three-month period ended June 30, 2007.

Costs associated with other individual components of general and administrative expense, notably depreciation and amortization, travel and entertainment insurance, and rent, did not change significantly during the three-month period ended June 30, 2008, as compared with the same period of the prior year.

The above-listed costs also were the significant factors leading to the overall decrease in general and administrative expenses for the six-month period ended June 30, 2008, as compared with the same period of the prior year.

Included in general and administrative employee costs were non-cash stock-based compensation expense aggregating $46,300 and $84,900, respectively, for the three-month periods ended June 30, 2008 and 2007, and $121,200 and $177,400, respectively, for the six-month periods ended June 30, 2008 and 2007.

We currently expect 2008 general and administrative expenses to be significantly lower than 2007 levels, primarily because we do not anticipate incurring significant contingent legal fees in conjunction with any of our current patent litigation prior to the end of the 2008, as we did during December 2007.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of stock-based compensation expense), payments to contract programmers and rent.

Research and development expenses decreased by $39,800, or 6.2%, to $599,400, for the three-month period ended June 30, 2008, from $639,200 for the same period of 2007. Research and development expenses were approximately 43.7% and 48.9% of revenues for the three-month periods ended June 30, 2008 and 2007, respectively.

Research and development expenses decreased by $224,900, or 17.2%, to $1,085,800, for the six-month period ended June 30, 2008, from $1,310,700 for the same period of 2007. Research and development expenses were approximately 40.4% and 53.6% of revenue for the six-month periods ended June 30, 2008 and 2007, respectively.

Under GAAP, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No such product development costs were capitalized during either of the three or six-month periods ended June 30, 2008 or 2007.

Factors contributing to the decreases in research and developments costs were primarily employee costs, which decreased by $132,100 and $298,900 during the three and six-month periods ended June 30, 2008, respectively, as compared with the respective periods of 2007, primarily due to having the equivalent of four fewer engineers as a result of terminations that occurred at various times subsequent to March 31, 2007, the hiring of two engineers during the six-month period ended June 30, 2008 and the switching of a full-time engineer during the prior year to part-time status in the current year.

Partially offsetting these decreases were increases in our use of outside services for the three and six-month periods ended June 30, 2008, as compared with the same period of the prior year, aggregating approximately $70,900 and $53,300, respectively, as we increased research and development activity principally surrounding GO-Global for Windows.

Included in employee costs were non-cash stock-based compensation costs aggregating $29,400 and $25,700, respectively, for the three-month periods ended June 30, 2008 and 2007, and $63,700 and $57,000, respectively, for the six-month periods ended June 30, 2008 and 2007.

We currently expect 2008 research and development expenses to be higher as compared with 2007 levels as we plan on increasing our engineering staff, use of outside consultants and our overall investment in this area.

Segment Operating Loss

Segment operating loss for the three-and six month periods ended June 30, 2008 and 2007 was as follows:

                                          Three Months Ended June 30,            Six Months Ended June 30,
                                      ----------------------------------    ----------------------------------
     Loss From Operations                  2008               2007                2008               2007
     -----------------------------    ---------------    ---------------    ---------------    ---------------
     Software                          $     (337,600)    $     (470,300)    $     (585,100)    $   (1,082,600)
     Intellectual Property                   (407,700)          (542,700)          (866,800)          (989,700)
                                      ---------------    ---------------    ---------------    ---------------
     Consolidated Loss From
     Operations                        $     (745,300)    $   (1,013,000)    $   (1,451,900)    $   (2,072,300)
                                      ===============    ===============    ===============    ===============

The $132,700 decrease in the operating loss we experienced from our software segment for the three-month period ended June 30, 2008, as compared with same period of the prior year, was primarily due to a $65,300 increase in software revenue and a $57,300 decrease in general and administrative expense.

The $497,500 decrease in operating loss we experienced from our software segment for the six-month period ended June 30, 2008, as compared with the same period of the prior year, was primarily due to a $240,000 increase in software revenue, a $224,900 decrease in research and development expense and a $78,000 decrease in general and administrative expense, which were partially offset by a $63,100 increase in cost of revenue.

The $135,000 and $122,900 decreases in the operating losses we experienced from our intellectual property segment for the three and six-month periods ended June 30, 2008, as compared with the same periods of the prior year, was primarily due to reductions in fees associated with our Autotrader.com legal dispute aggregating $126,100 and $128,500, respectively, which were partially offset by increases in fees incurred for the two lawsuits we initiated subsequent to June 30, 2007, which aggregated approximately $29,800 and $51,700, respectively.

Other Income

During the three and six-month periods ended June 30, 2008 and 2007, other income consisted primarily of interest income on excess cash. During the six-month period ended June 30, 2007, other income also included interest income on note receivable - shareholder. The increases in other income were primarily as a result of higher cash balances throughout the three and six-month periods ended June 30, 2008, as compared with the same periods of 2007, as a result of the Autotrader.com settlement that occurred in December 2007.

We anticipate that interest and other income for 2008 will exceed 2007 levels as we anticipate having higher average cash balances for the remainder of the year.

Net Loss

As a result of the foregoing items, net loss for the three-month period ended June 30, 2008 was $729,000, a decrease of $271,800, or 27.2%, from a net loss of $1,000,800 for the same period of 2007 and $1,400,900 for the six-month period ended June 30, 2008, a decrease of $641,300, or 31.4%, from a net loss of $2,042,200 for the same period of 2007. We currently do not expect to be profitable either during or for the year ended December 31, 2008.

Liquidity and Capital Resources

We are planning to increase investments in our operations during 2008 and to fund these increases through our cash on hand as of June 30, 2008 and our 2008 anticipated revenue streams. We are continually looking at ways to improve our revenue stream, including through the development of new products and further acquisitions. We continue to review potential acquisition and other investment opportunities as they present themselves to us. We believe that maintaining our current revenue stream, coupled with our cash on hand, will be sufficient to support our operational plans for the next twelve months.

During the six-month periods ended June 30, 2008 and 2007 our cash and cash equivalents balances decreased by $771,700 and $1,498,900, respectively, primarily as a result of our operations consuming approximately $716,900 and $1,459,000 of cash during the respective periods. During the six-month periods ended June 30, 2008 and 2007 our reported net losses of $1,400,900 and $2,042,200 respectively, included two significant non-cash items, namely; depreciation and amortization of $482,300 and $482,400, respectively, which were primarily related to amortization of our patents, and stock-based compensation expense of $214,700 and $262,200, respectively. Additionally, during the six-month period ended June 30, 2007 we also incurred an additional non-cash item related to an increase in our allowance for doubtful accounts, as discussed elsewhere in this Form 10-Q, of $115,900.

During the six-month periods ended June 30, 2008 and 2007 we closely monitored our investing activities, spending approximately a net $58,400 and $43,700, respectively, in those activities. Our investing activities were primarily comprised of fixed asset purchases, mainly office furniture and equipment.Our financing activities for the periods ended June 30, 2008 and 2007 included the sale of stock to our employees under the terms of our employee stock purchase plan.

Cash and Cash Equivalents

As of June 30, 2008, cash and cash equivalents were $4,489,100, as compared with $5,260,800 as of December 31, 2007, a decrease of $771,700, or 14.7%. The majority of this decrease was due to the consumption of $716,900 of cash and cash equivalents by our operations. We anticipate that our cash and cash equivalents as of June 30, 2008, together with revenue from 2008 operations will be sufficient to fund our anticipated expenses during the next twelve months.

Accounts Receivable, net

At June 30, 2008 and December 31, 2007, we had approximately $749,200 and $886,600, respectively, in accounts receivable, net of allowances totaling $233,600 and $229,000, respectively. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of June 30, 2008, we had current assets of $5,316,200 and current liabilities of $2,259,200, which netted to working capital of $3,057,000. Included in current liabilities was the current portion of deferred revenue of $1,479,000.

Segment Fixed Assets

As of June 30, 2008, segment fixed assets (long-lived assets) were as follows:

                                                             Accumulated
                                                             Depreciation
     Fixed Assets                      Cost Basis           /Amortization         Net, as Reported
                                    ------------------    -------------------    ------------------
     Software                        $       1,231,800     $       (1,029,600)    $         202,200
     Intellectual Property                   5,340,400             (3,043,700)            2,296,700
     Unallocated                                 5,000                      -                 5,000
                                    ------------------    -------------------    ------------------
                                     $       6,577,200     $       (4,073,300)    $       2,503,900
                                    ==================    ===================    ==================

Contingencies

During May 2008, our board of directors approved two severance plans, one of which covers directors and one of which covers key employees. Each of these plans provide for certain non-cash benefits to their respective plan participants, principally the accelerated vesting of stock options, in the event we experience a change of control in our company or our company's assets and the participant terminates employment with us. The severance plan for key employees contains certain cash benefits that would accrue to the key employees as a result of termination following a change in control, including; salary continuation, payment of bonuses earned under our incentive bonus plan and health plan and other benefits.

Juniper Networks, Inc. has petitioned the United States Patent and Trademark Office (the "PTO") to reexamine two of our patents, namely; U. S. Patent Nos. 5,826,014 and 6,061,798 (the "'014" and "'798" patents, respectively). The PTO has ordered the reexamination of the '798 patent, but has not yet responded regarding the reexamination of the '014 patent. Such reexaminations will result in the PTO either: confirming all of the patent's claims, narrowing all, or some, of the patent's claims, or cancelling all of the patent's claims. Pending completion of the reexamination process, the Company does not believe such patent has been impaired.

New Accounting Pronouncements

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

In April 2008, FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations," and other accounting principles generally accepted in the United States. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently evaluating the impact of adoption of this FSP and do not expect adoption to have a material impact on results of operations, cash flows or financial position.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On August 28, 2007, we filed a proceeding against Juniper Networks, Inc. ("Juniper") in the United States District Court in the Eastern District of Texas (the "court") alleging that certain of Juniper's products infringe three of our patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the
"'014," "'798" and "'336" patents, respectively) which protect our fundamental network security and firewall technologies. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe the `014, `798 and `336 patents and that all three of these patents are invalid and unenforceable. Subsequent to October 26, 2007 and through the date hereof, we and Juniper have filed further replies and responses addressing the issues raised in our original complaint and Juniper's Answer and Counterclaims. On May 30, 2008 the court issued a Docket Control Order setting the dates of April 7, 2010 for the Markman Hearing and July 6, 2010 for jury selection. Also on May 30, 2008, we served our Asserted Claims and Infringement Contentions. On July 25, 2008, we filed an amended complaint removing the `336 patent from our infringement claim. Juniper responded with its answer and counterclaim to the amended complaint on August 11, 2008. Separately, Juniper has petitioned the United States Patent and Trademark Office (the "PTO") to reexamine the `014 and `798 patents. On April 17, 2008, the PTO ordered the reexamination of the `798 patent but has not yet responded regarding reexamination of the `014 patent.

On March 10, 2008, we initiated a proceeding against Classified Ventures, LLC; IAC/InterActiveCorp; Match.com (an operating business of IAC/InterActiveCorp); Yahoo! Inc.; eHarmony.com; and CareerBuilder, LLC in the United States District Court in the Eastern District of Texas alleging infringement of four of our patents, namely; U.S. Patent Nos. 6,324,538, 6,850,940, 7,028,034 and 7,269,591,
which protect our unique method of maintaining an automated and network-accessible database. The suit alleges that the named companies infringe our patents on each of their Web sites. The suit seeks permanent injunctive relief along with unspecified damages. During late April and early May 2008, the opposing parties in the proceeding filed their Answers and Counterclaims seeking a declaratory judgment that they do not infringe the patents in the suit and that each of the patents in the suit are invalid and unenforceable. On June 5, 2008, we filed our answers to each of the opposing parties' counterclaims.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2008, we granted stock options to purchase an aggregate 15,000 shares of common stock, at an exercise price of $0.32, to a non-executive employee. The grant of such stock options was not registered under the Securities Act of 1933, because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to
Section 4(2).

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit 10.1 - Director Severance Plan

Exhibit 10.2 - Key Employee Severance Plan

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 - Section 1350 Certifications


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GraphOn Corporation
                                                (Registrant)

                                           Date: August 14, 2008
                                           By: /s/ Robert Dilworth
                                               -------------------
                                                 Robert Dilworth
                                         Chief Executive Officer and
                                            Chairman of the Board
                                        (Principal Executive Officer)

                                            Date: August 14, 2008
                                            By: /s/ William Swain
                                                -----------------
                                                  William Swain
                                             Chief Financial Officer
                                        (Principal Financial Officer and
                                          Principal Accounting Officer)