Form 10-Q
period 2008-09-30
GRAPHON CORP/DE
filed 2008-11-14
CIK 1021435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------

                                    FORM 10-Q
                                 --------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2008

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

      As of November 7, 2008 there were issued and outstanding 47,322,292 shares of the issuer's common stock, par value $0.0001.

                               GRAPHON CORPORATION

                                    FORM 10-Q

                                Table of Contents
                               -------------------

   PART I.   FINANCIAL INFORMATION                                PAGE
   ------------------------------------------------------------  --------
   Item 1.   Financial Statements
             Condensed Consolidated Balance Sheets as of
               September 30, 2008 (unaudited) and December
               31, 2007                                              2
             Unaudited Condensed Consolidated Statements of
               Operations for the Three and Nine Months Ended
               September 30, 2008 and 2007                           3
             Unaudited Condensed Consolidated Statements of
               Cash Flows for the Nine Months Ended September
               30, 2008 and 2007                                     4
             Notes to Unaudited Condensed Consolidated
               Financial Statements                                  5
   Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations        13
   Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                          22
   Item 4T.  Controls and Procedures                                22

   PART II.  OTHER INFORMATION
   ------------------------------------------------------------
   Item 1.   Legal Proceedings                                      23
   Item 1A.  Risk Factors                                           23
   Item 2.   Unregistered Sales of Equity Securities and Use
               of Proceeds                                          23
   Item 3.   Defaults Upon Senior Securities                        24
   Item 4.   Submission of Matters to a Vote of Security            24
               Holders
   Item 5.   Other Information                                      24
   Item 6.   Exhibits                                               24
             Signatures                                             24


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                             GraphOn Corporation
                    Condensed Consolidated Balance Sheets


                                          (Unaudited)
                                         September 30,
  Assets                                      2008          December 31, 2007
  ------                               ------------------  ------------------
  Current Assets
  Cash and cash equivalents              $    4,201,900      $    5,260,800
  Accounts receivable, net                      852,400             886,600
  Prepaid expenses                               62,100              42,600
                                       ------------------  ------------------
  Total Current Assets                        5,116,400           6,190,000

  Patents, net                                2,074,500           2,741,300
  Other assets, net                             203,000             143,100
                                       ------------------  ------------------
  Total Assets                           $    7,393,900      $    9,074,400
                                       ==================  ==================

  Liabilities and Stockholders' Equity
  Current Liabilities
  Accounts payable and accrued expense   $      907,800      $      867,200
  Deferred revenue                            1,588,900           1,475,000
                                       ------------------  ------------------
  Total Current Liabilities                   2,496,700           2,342,200

  Deferred revenue                            1,806,500           1,833,100
  Other long term liability                      28,400                   -
                                       ------------------  ------------------
  Total Liabilities                           4,331,600           4,175,300
                                       ------------------  ------------------

  Commitments and contingencies                       -                   -

  Stockholders' Equity
  Common stock, $0.0001 par value,
   195,000,000 shares authorized,
   47,322,292 and 47,576,401 shares
   issued and outstanding at
   September 30, 2008 and
   December 31, 2007, respectively                4,700               4,800
  Additional paid-in capital                 59,606,400          59,399,000
  Accumulated deficit                       (56,548,800)        (54,504,700)
                                       ------------------  ------------------
  Total Stockholders' Equity                  3,062,300           4,899,100
                                       ------------------  ------------------
  Total Liabilities and
  Stockholders' Equity                   $    7,393,900      $    9,074,400
                                       ==================  ==================


     See accompanying notes to unaudited condensed consolidated financial statements

                               GraphOn Corporation
                Condensed Consolidated Statements of Operations


                               Three Months Ended          Nine Months Ended
                                 September 30,               September 30,
                            -------------------------  --------------------------
                                2008          2007         2008          2007
                            (Unaudited)   (Unaudited)  (Unaudited)   (Unaudited)
                            ------------  -----------  ------------  ------------
Revenue                     $  1,594,100  $ 1,270,300  $  4,279,500  $  3,715,700
Costs of revenue                 136,600      113,900       441,900       356,100
                            ------------  -----------  ------------  ------------
Gross profit                   1,457,500    1,156,400     3,837,600     3,359,600
                            ------------  -----------  ------------  ------------
Operating expenses
  Selling and marketing          473,700      438,100     1,309,400     1,291,500
  General and
   administrative              1,015,000    1,261,000     2,925,500     3,372,400
  Research and development       628,600      446,600     1,714,400     1,757,300
                            ------------  -----------  ------------  ------------
Total operating expenses       2,117,300    2,145,700     5,949,300     6,421,200
                            ------------  -----------  ------------  ------------
Loss from operations            (659,800)    (989,300)   (2,111,700)   (3,061,600)
                            ------------  -----------  ------------  ------------
Other income, net                 17,700       11,400        70,300        45,400
                            ------------  -----------  ------------  ------------
Loss before provision for
 income tax                     (642,100)    (977,900)   (2,041,400)   (3,016,200)
Provision for income tax           1,100        1,700         2,700         5,600
                            ------------  -----------  ------------  ------------
Net loss                        (643,200)    (979,600)   (2,044,100)   (3,021,800)
                            ============  ===========  ============  ============
Basic and diluted loss per
 share                      $      (0.01) $     (0.02) $      (0.04) $      (0.07)
                            ============  ===========  ============  ============
Average weighted common
 shares outstanding           47,084,241   46,764,015    47,090,128    46,418,462
                            ============  ===========  ============  ============


     See accompanying notes to unaudited condensed consolidated financial statements

                               GraphOn Corporation
                       Condensed Consolidated Statements of Cash Flows

                                                               Nine Months Ended September 30,
                                                            -------------------------------------
                                                                  2008                2007
                                                               (Unaudited)         (Unaudited)
                                                            -----------------    ----------------
    Cash Flows Provided By (Used In) Operating
    Activities:
    ---------------------------------------------
    Net Loss                                                 $   (2,044,100)      $  (3,021,800)
    Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
    Depreciation and amortization                                   726,800             720,600
    Stock-based compensation expense                                286,800             375,500
    Provision for doubtful accounts                                  12,600             115,900
    Other items                                                           -              (1,400)
    Changes in operating assets and liabilities
      Accounts receivable                                            21,600            (146,600)
      Prepaid expense                                               (19,500)             11,300
      Accounts payable and accrued expense                           25,500              98,100
      Deferred revenue                                               87,300             266,000
                                                            -----------------    ----------------
    Net Cash Used In Operating Activities                          (903,000)         (1,582,400)
                                                            -----------------    ----------------
    Cash Flows Used In Investing Activities:
    ---------------------------------------------
    Purchases of equipment                                          (76,300)            (64,700)
    Other assets                                                       (200)               (100)
                                                            -----------------    ----------------
    Net Cash Used In Investing Activities                           (76,500)            (64,800)
                                                            -----------------    ----------------
    Cash Flows Provided By (Used In) Financing Activities:
    ---------------------------------------------
    Proceeds from sale of common stock -
     employee stock purchase plan                                     8,300               7,100
    Proceeds from exercise of stock options                               -              60,000
    Costs of stock purchased and retired under
     stock buy-back program                                         (87,700)                  -
                                                            -----------------    ----------------
    Net Cash Provided By (Used In) Financing Activities             (79,400)             67,100
                                                            -----------------    ----------------
    Net Decrease in Cash and Cash Equivalents                    (1,058,900)         (1,580,100)
    Cash and Cash Equivalents, Beginning of Period                5,260,800           2,937,100
                                                            -----------------    ----------------
    Cash and Cash Equivalents, End of Period                 $    4,201,900       $   1,357,000
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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. While the Company believes that such estimates are fair when considered in conjunction with the unaudited condensed consolidated financial statements and accompanying notes, the actual amount of such estimates, when known, may vary from those estimates.

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

Certain resellers purchase product licenses that they hold in inventory until they are resold to the ultimate end user (an "inventory stocking order"). The Company provides maintenance services to these resellers for such licenses at no charge. Generally, the Company defers the recognition of revenue for inventory stocking orders until the underlying licenses are sold to the end user. The Company allocates revenue to the service fee (maintenance) component based on VSOE prorated to the time period between the inventory order date and date of sale to the end user. For certain resellers, assuming all other revenue recognition criteria have been met, the Company recognizes and allocates revenue for inventory stocking orders based upon the estimated time frame the licenses will be held by the reseller. Such estimates are based upon the Company's historical experience with the reseller.

There are no rights of return granted to resellers or other purchasers of the Company's software programs.

Revenue from maintenance contracts is recognized ratably over the related contract period, which generally ranges from one to five years.

Long-Lived Assets

Long-lived assets, which consist primarily of patents, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, as it relates to the Company's patents, annually. Measurement of the impairment loss is based on the fair value of the assets. Generally, fair value is determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or nine-month periods ended September 30, 2008 or 2007.

Patents

The Company's patents are being amortized over their estimated remaining economic lives, currently estimated to be until approximately December 31, 2010. Costs associated with filing, documenting or writing method patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to cost of goods sold. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense as incurred.

3. Stock-Based Compensation

The Company recorded stock-based compensation expense of $72,100 and $113,300 in the three-month periods ended September 30, 2008 and 2007, respectively, and $286,800 and $375,500 in the nine-month periods ended September 30, 2008 and 2007, respectively.

The following table illustrates the stock-based compensation expense recorded during the three and nine-month periods ended September 30, 2008 and 2007 by income statement classification:

                                          Three months ended               Nine months ended
                                             September 30,                   September 30,
                                     -----------------------------    -----------------------------
Income Statement Classification          2008             2007             2008            2007
----------------------------------   -------------   -------------    -------------   -------------
Cost of revenue                       $     4,100     $     2,600      $    14,900     $    10,600
Selling and marketing expense               6,500           6,300           25,500          26,100
General and administrative expense         17,900          80,900          139,100         258,300
Research and development expense           43,600          23,500          107,300          80,500
                                     -------------   -------------    -------------   -------------
                                      $    72,100     $   113,300      $   286,800     $   375,500
                                     =============   =============    =============   =============

The Company estimated the fair value of each stock-based award granted during the three and nine-month periods ended September 30, 2008 and 2007, as of the date of grant, using a binomial model with the assumptions set forth in the following table:

                                  Three Months Ended
                                    September 30,              Nine Months Ended September 30,
                             -----------------------------   -------------------------------------
                                 2008             2007              2008                2007
                             ------------    -------------   -----------------   -----------------
Estimated volatility              160.00%          154.22%    158.00 - 160.00%    153.66 - 154.44%
Annualized forfeiture rate          4.00%            5.37%               4.00%        5.06 - 5.37%
Prior forfeiture rate               4.00%            5.25%               5.30%               5.50%
Expected option term (years)         7.5              7.5                 7.5                 7.5
Estimated exercise factor          10.00%           10.00%              10.00%              10.00%
Approximate risk-free
interest rate                       3.44%            4.60%        3.15 - 3.46%        4.58 - 4.60%
Expected dividend yield                0%               0%                  0%                  0%

The Company also recognized compensation costs for common shares purchased under its Employee Stock Purchase Plan ("ESPP") during the three and nine-month periods ended September 30, 2008 and 2007, applying the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years for each respective period and for shares purchased during the three months ended September 30, 2008 the risk-free interest rate was 3.79%. The time span from the date of grant of ESPP shares to the date of purchase is six months.

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

For stock-based awards granted during the three-month periods ended September 30, 2008 and 2007, exclusive of common shares purchased pursuant to the Company's ESPP, the weighted average fair value was $0.22 and $0.23, respectively. For stock-based awards granted during the nine-month periods ended September 30, 2008 and 2007, exclusive of common shares purchased pursuant to the Company's ESPP, the weighted average fair values were $0.34 and $0.15, respectively.

The weighted average fair values of common shares purchased pursuant to the Company's ESPP during the three-month periods ended September 30, 2008 and 2007 were $0.24 and $0.14, respectively. The weighted average fair values of common shares purchased pursuant to the Company's ESPP during the nine-month periods ended September 30, 2008 and 2007 were $0.21 and $0.14, respectively.

The following table presents a summary of the status and activity of the Company's stock option awards for the three and nine-month periods ended September 30, 2008.

                                                                 Weighted
                                                                  Average
                                                  Weighted       Remaining
                                      Number       Average       Contractual    Aggregate
                                        of        Exercise          Term        Intrinsic
                                      Shares        Price          (Years)         Value
                                     ----------   ----------    ------------    ----------
For the Three Months Ended September 30, 2008
---------------------------------------------
Outstanding - June 30, 2008           7,499,286    $   0.45            6.57      $ 196,400
Granted                                  15,000        0.25
Exercised                                     -           -
Forfeited or expired                    (19,698)       0.29
                                     ----------
Outstanding - September 30, 2008      7,494,588    $   0.45            6.34      $  40,300
                                     ==========


For the Nine Months Ended September 30, 2008
---------------------------------------------
Outstanding - December 31, 2007       6,569,286    $   0.46            6.70      $ 545,000
Granted                                 945,000        0.38
Exercised                                     -           -
Forfeited or expired                    (19,698)       0.29
                                     ----------
Outstanding - September 30, 2008      7,494,588    $   0.45            6.34      $  40,300
                                     ==========

Of the options outstanding as of September 30, 2008, 6,188,181 were vested, 1,258,490 were estimated to vest in future periods and 47,917 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

As of September 30, 2008, there was approximately $213,600 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

4. Revenue

Revenue for the three-month periods ended September 30, 2008 and 2007 was comprised as follows:

                                                            2008 Over (Under) 2007
                                                          --------------------------
   Revenue                    2008            2007            Dollars        Percent
   -------------------   -------------    ------------    ---------------   --------
   Product Licenses
   Windows                $   751,800      $  415,700      $     336,100       80.9%
   Unix                       246,200         372,800           (126,600)     -34.0%
                         -------------    ------------    ---------------
                              998,000         788,500            209,500       26.6%
                         -------------    ------------    ---------------
   Service Fees
   Windows                    271,700         229,800             41,900       18.2%
   Unix                       285,300         248,400             36,900       14.9%
                         -------------    ------------    ---------------
                              557,000         478,200             78,800       16.5%
   Other                       39,100           3,600             35,500      986.1%
                         -------------    ------------    ---------------
   Total Revenue          $ 1,594,100      $1,270,300      $     323,800       25.5%
                         =============    ============    ===============

Revenue for the nine-month periods ended September 30, 2008 and 2007 was comprised as follows:


                                                           2008 Over (Under) 2007
                                                          --------------------------
   Revenue                   2008             2007            Dollars        Percent
   -------------------   -------------    ------------    ---------------   --------
   Product Licenses
   Windows                $ 1,657,500      $ 1,432,400     $     225,100       15.7%
   Unix                       947,400          860,000            87,400       10.2%
                         -------------    ------------    ---------------
                            2,604,900        2,292,400           312,500       13.6%
                         -------------    ------------    ---------------
   Service Fees
   Windows                    763,800          621,100           142,700       23.0%
   Unix                       839,700          707,800           131,900       18.6%
                         -------------    ------------    ---------------
                            1,603,500        1,328,900           274,600       20.7%
   Other                       71,100           94,400           (23,300)     -24.7%
                         -------------    ------------    ---------------
   Total Revenue          $ 4,279,500      $ 3,715,700     $     563,800       15.2%
                         =============    ============    ===============

5. Patents

Patents consisted of the following:

                                  September 30, 2008        December 31, 2007
                                 --------------------     ---------------------
   Patents                        $        5,340,400       $         5,340,400
   Accumulated amortization               (3,265,900)               (2,599,100)
                                 --------------------     ---------------------
                                  $        2,074,500       $         2,741,300
                                 ====================     =====================

Patent amortization, which aggregated $222,300 and $666,800 during each of the three and nine-month periods ended September 30, 2008 and 2007, respectively, is a component of general and administrative expenses.

6. Accounts Receivable, Net

Accounts receivable were net of allowances totaling $241,600 and $229,000 as of September 30, 2008 and December 31, 2007, respectively.

7. Other Liabilities

Other liabilities are comprised of the final principal payment due under a three-year extended payment agreement (the "agreement") between the Company and a software vendor, for software used internally by the Company as well as a support contract and product training. A similar amount, which is due and payable during April 2009, has been accrued as a component of accrued expenses. The initial payment, plus interest, was made during the nine-month period ended September 30, 2008. See Note 10.

Interest on the agreement, in the aggregate approximately $6,700 over the three-year agreement, is expensed ratably upon payment.

8.  Stockholders' Equity - Stock Buy Back Program

During the three months ended September 30, 2008, the Company repurchased 294,000 shares of its common stock, at an average price of $0.29, for an aggregate cost of $87,700. As of September 30, 2008, approximately $912,300 of the Board approved $1,000,000 stock buy back program remained available for future purchases. The Company is not obligated to repurchase any specific number of shares and the program may be suspended or terminated at the Company's discretion.

9. Commitments and Contingencies

During May 2008, the Company's Board of Directors approved a Director Severance Plan and a Key Employee Severance Plan.

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

Juniper Networks, Inc. has petitioned the United States Patent and Trademark Office (the "PTO") to reexamine two of the Company's patents, namely; U. S. Patent Nos. 5,826,014 and 6,061,798 (the "'014" and "'798" patents, respectively). On April 5, 2008, the PTO ordered the reexamination of the `798 patent, and on July 25, 2008, the PTO ordered the reexamination of the `014 patent. Juniper also asked the PTO to reexamine the Company's U.S. Patent No. 7,127,464 (the "'464" patent), a patent unrelated to any litigation. The PTO ordered the reexamination of the `464 patent on April 17, 2008. Such reexaminations will result in the PTO either: confirming all of the patent's claims, narrowing all, or some, of the patent's claims, or cancelling all of the patent's claims in their entirety. Pending completion of the reexamination processes of these patents, the Company does not believe such patents have been impaired.

Effective August 1, 2008, the Company's wholly-owned Israeli subsidiary, GraphOn Research Labs, Ltd. ("GRLL") vacated its office space upon expiration of its lease. GRLL's two current engineer employees currently operate from home offices. The Company believes that adequate office space is available in Israel should it be deemed necessary to secure such space for GRLL's operations in the future. The Company continues to maintain its offices in Santa Cruz and Irvine, California as well as Concord, New Hampshire.

10. Supplemental Disclosure of Cash Flow Information

The Company disbursed approximately $800 and $43,600 for the payment of income taxes during each of the three and nine-month periods ended September 30, 2008. The Company disbursed approximately $0 and $2,000 for the payment of income taxes during each of the three and nine-month periods ended September 30, 2007.

The Company disbursed approximately $0 and $2,200 for the payment of interest expense during each of the three and nine-month periods ended September 30, 2008. The Company disbursed no cash for the payment of interest expense during either the three or nine-month period ended September 30, 2007.

During the nine-month period ended September 30, 2008, the Company capitalized approximately $28,200 of fixed assets, related to software purchased for internal use, and recorded approximately $15,200 of other assets, related to future support services for the software purchased, for which no cash was disbursed. The Company accrued $15,000 as a current liability and $28,400 as a long term liability, for these items. See Note 7.

11. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the three and nine-month periods ended September 30, 2008, 21,118,788 shares of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive. For the three and nine-month periods ended September 30, 2007, 20,343,486 shares of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

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

Segment revenue was as follows:

                                   Three Months Ended              Nine Months Ended
                                      September 30,                   September 30,
                               ---------------------------    ----------------------------
      Revenue                      2008           2007            2008            2007
      ----------------------   ------------   ------------    ------------    ------------
      Software                  $ 1,594,100    $ 1,270,300     $ 4,279,500     $ 3,715,700
      Intellectual Property               -              -               -               -
                               ------------   ------------    ------------    ------------
      Consolidated Revenue      $ 1,594,100    $ 1,270,300     $ 4,279,500     $ 3,715,700
                               ============   ============    ============    ============

Segment loss from operations was as follows:

                                     Three Months Ended              Nine Months Ended
                                        September 30,                  September 30,
                                 ----------------------------    ---------------------------
      Loss From Operations           2008            2007            2008           2007
      ------------------------   ------------    ------------    ------------   ------------
      Software                    $  (126,500)    $  (180,400)    $  (711,600)   $(1,263,000)
      Intellectual Property          (533,300)       (808,900)     (1,400,100)    (1,798,600)
                                 ------------    ------------    ------------   ------------
      Consolidated Loss From
       Operations                 $  (659,800)    $  (989,300)    $(2,111,700)   $(3,061,600)
                                 ============    ============    ============   ============

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

As of September 30, 2008, segment fixed assets (long-lived assets) were as follows:

                                                 Accumulated
                                                 Depreciation         Net, as
    Fixed Assets               Cost Basis       /Amortization         Reported
                              --------------    ---------------    ---------------
    Software                   $  1,249,900      $  (1,051,900)     $     198,000
    Intellectual Property         5,340,400         (3,265,900)         2,074,500
    Unallocated                       5,000                  -              5,000
                              --------------    ---------------    ---------------
                               $  6,595,300      $  (4,317,800)     $   2,277,500
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

13. New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective as of November 15, 2008. The Company is currently evaluating the impact of adoption of SFAS 162 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

   o our history of operating losses, and expectation that those losses will continue;
   o that a significant portion of our operating revenue has been and continues to be earned from a very limited number of significant customers;
   o that our stock price has been volatile and you could lose your investment; and
   o other factors, including those set forth under Item 6. "Management's Discussion and Analysis or Plan of Operation - Risk Factors" in our 2007 10-KSB Report and in other documents we have filed with the Securities and Exchange Commission.

These factors could have a material adverse effect upon our business, results of operations and financial condition.

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

Stock-Based Compensation

On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized in the three and nine-month periods ended September 30, 2008 and 2007 includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS123") and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS123R.

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

We estimated the fair value of each stock-based award granted during the three and nine-month periods ended September 30, 2008 and 2007, as of the grant date, using a binomial model with the assumptions set forth in the following table:

                                  Three Months Ended
                                    September 30,              Nine Months Ended September 30,
                             -----------------------------   -------------------------------------
                                 2008             2007              2008                2007
                             ------------    -------------   -----------------   -----------------
Estimated volatility              160.00%          154.22%    158.00 - 160.00%    153.66 - 154.44%
Annualized forfeiture rate          4.00%            5.37%               4.00%        5.06 - 5.37%
Prior forfeiture rate               4.00%            5.25%               5.30%               5.50%
Expected option term (years)         7.5              7.5                 7.5                 7.5
Estimated exercise factor          10.00%           10.00%              10.00%              10.00%
Approximate risk-free
interest rate                       3.44%            4.60%        3.15 - 3.46%        4.58 - 4.60%
Expected dividend yield                0%               0%                  0%                  0%

We applied the same variables to the valuation of shares purchased under our ESPP, except that the expected term was 0.5 years, as the time span from the date of grant of ESPP shares to the date of purchase is six months, and the risk-free interest rate was 3.79% for ESPP shares purchased during the three months ended September 30, 2008.

The following table illustrates the stock-based compensation expense recorded during the three and nine-month periods ended September 30, 2008 and 2007 by income statement classification:

                                          Three months ended               Nine months ended
                                             September 30,                   September 30,
                                     -----------------------------    -----------------------------
Income Statement Classification          2008             2007             2008            2007
----------------------------------   -------------   -------------    -------------   -------------
Cost of revenue                       $     4,100     $     2,600      $    14,900     $    10,600
Selling and marketing expense               6,500           6,300           25,500          26,100
General and administrative expense         17,900          80,900          139,100         258,300
Research and development expense           43,600          23,500          107,300          80,500
                                     -------------   -------------    -------------   -------------
                                      $    72,100     $   113,300      $   286,800     $   375,500
                                     =============   =============    =============   =============

We expect that stock-based compensation expense will continue to have a material impact on our financial results for the remainder of the fiscal year. For the remainder of fiscal 2008 we expect to incur stock-based compensation expense of approximately $59,000.

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2008 and 2007.

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

Revenue for the three-month periods ended September 30, 2008 and 2007 was as follows:

                                                            2008 Over (Under) 2007
                                                          --------------------------
   Revenue                    2008            2007            Dollars        Percent
   -------------------   -------------    ------------    ---------------   --------
   Product Licenses
   Windows                $   751,800      $  415,700      $     336,100       80.9%
   Unix                       246,200         372,800           (126,600)     -34.0%
                         -------------    ------------    ---------------
                              998,000         788,500            209,500       26.6%
                         -------------    ------------    ---------------
   Service Fees
   Windows                    271,700         229,800             41,900       18.2%
   Unix                       285,300         248,400             36,900       14.9%
                         -------------    ------------    ---------------
                              557,000         478,200             78,800       16.5%
   Other                       39,100           3,600             35,500      986.1%
                         -------------    ------------    ---------------
   Total Revenue          $ 1,594,100      $1,270,300      $     323,800       25.5%
                         =============    ============    ===============

Revenue for the nine-month periods ended September 30, 2008 and 2007 was as follows:

                                                           2008 Over (Under) 2007
                                                          --------------------------
   Revenue                   2008             2007            Dollars        Percent
   -------------------   -------------    ------------    ---------------   --------
   Product Licenses
   Windows                $ 1,657,500      $ 1,432,400     $     225,100       15.7%
   Unix                       947,400          860,000            87,400       10.2%
                         -------------    ------------    ---------------
                            2,604,900        2,292,400           312,500       13.6%
                         -------------    ------------    ---------------
   Service Fees
   Windows                    763,800          621,100           142,700       23.0%
   Unix                       839,700          707,800           131,900       18.6%
                         -------------    ------------    ---------------
                            1,603,500        1,328,900           274,600       20.7%
   Other                       71,100           94,400           (23,300)     -24.7%
                         -------------    ------------    ---------------
   Total Revenue          $ 4,279,500      $ 3,715,700     $     563,800       15.2%
                         =============    ============    ===============

During the three month period ended September 30, 2008, seven customers increased their aggregate sales orders for Windows-based product licenses by approximately $329,900 as compared with the same period of the prior year. These aggregate increases were the main factor in the increased Windows-based product licenses revenue for both the three and nine-month periods ended September 30, 2008, as compared with the same periods of the prior years.


For the nine-month period ended September 30, 2008, the aggregate increase in Windows-based product licenses revenue was partially offset by an aggregate decrease in such revenue from all other customers, as compared with the same period of the prior year.

The increases in Windows-based product licenses revenue for both the three and nine-month periods ended September 30, 2008, as compared with the same periods of the prior year, respectively, are reflective of how such revenue can vary from period to period because a significant portion of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Consequently, if any of these significant customers change their order level, or fail to order during the reporting period, our product licenses revenue could be materially impacted. We expect this situation to continue throughout the next several quarterly reporting periods.

The decrease in Unix product license revenue for the three-month period ended September 30, 2008, as compared with the same period of the prior year, was primarily due to an approximate $121,600 decrease in aggregate purchases, from Alcatel-Lucent, our most significant Unix customer.

The increase in Unix product license revenue for the nine-month period ended September 30, 2008, as compared with the same period of the prior year, was primarily due to an approximate $164,500 increase in aggregate purchases from three significant Unix customers, Alcatel-Lucent, Ericsson and ARC Systems Telecomicacoes, which was partially offset by aggregate decreases from other customers.

Our customers typically purchase a maintenance contract at the time they license our product. Such maintenance contracts vary in term from one to five years and generally are renewed upon expiration. Service fees associated with maintenance contracts are deferred and recognized as revenue ratably over the underlying service period of the maintenance contract.

The increases in service fees for the three and nine-month periods ended September 30, 2008, as compared with the same periods of the prior year, were primarily a result of the continued growth of the number of licenses our end-user customers have installed. Since our customers typically purchase maintenance contracts, and, subsequently, renew them upon expiration, as end-user customers continue to deploy more and more of our products, the revenue we are able to recognize from the sale of such maintenance contracts increases. We expect aggregate service fees revenue for 2008 to exceed those of 2007.

Segment Revenue

For the three and nine-month periods ended September 30, 2008 and 2007 all of our revenue was derived from our software segment. Revenues from our intellectual property segment are non-predictable and are dependent upon the outcome of pending litigation and the results of licensing discussions with companies potentially infringing upon our patents. As a result, we expect all 2008 revenue to be earned from our software segment.

Cost of Revenue

Cost of revenue is comprised primarily of service costs, which represent the costs of customer service, and product costs. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United Sates ("GAAP"), research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products. No such costs were capitalized during either of the three or nine-month periods ended September 30, 2008. Approximately $3,600 of such costs was capitalized during the three and nine-month periods ended September 30, 2007.

Cost of revenue increased by $22,700, or 19.9%, to $136,600, for the three months ended September 30, 2008, from $113,900 for the same period of 2007. Cost of revenue was 8.6% and 9.0% of revenue for the three months ended September 30, 2008 and 2007, respectively.

Cost of revenue increased by $85,800 or 24.1%, to $441,900, for the nine months ended September 30, 2008, from $356,100 for the same period of 2007. Cost of revenue was 10.3% and 9.6% of revenue for the nine months ended September 30, 2008 and 2007, respectively.

Factors contributing to the increases in cost of revenue included service costs, which increased by $26,400 and $67,200 during the three and nine-month periods ended September 30, 2008, respectively, as compared with the same periods in 2007, resulted primarily from increased engineering time spent performing customer service in order to better meet the needs of our customers. Partially offsetting the increase for the three-month period ended September 30, 2008, as compared with the same period of the prior year, was an approximate $3,700 decrease in product costs that resulted from a decrease in amortization of certain licensed technology no longer incorporated into our GO-Global product line.

Included in service costs for the three-month periods ended September 30, 2008 and 2007 was non-cash stock-based compensation costs aggregating approximately $4,100 and $2,600, respectively. Included in service costs for the nine-month periods ended September 30, 2008 and 2007 was non-cash stock-based compensation costs aggregating approximately $14,900 and $10,600, respectively.

Also contributing to the increased cost of revenue for the nine-month period ended September 30, 2008, as compared with the same period of the prior year, was an $18,600 increase in product costs. The increase was primarily due to costs associated with the expansion of our GO-Global for Unix product's ability to web-enable various Linux platforms as well as increased costs from our supplier of certain licensing technology that we incorporate into both GO-Global for Windows and GO-Global for Unix.

Due to these factors, we expect 2008 cost of revenue to exceed 2007 levels.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended September 30, 2008 increased by $35,600, or 8.1%, to $473,700, from $438,100 for the same period of 2007. Selling and marketing expenses for the nine-month period ended September 30, 2008 approximated those for the same period of 2007. Selling and marketing expenses were 29.7% and 34.5% of revenue for the three-month periods ended September 30, 2008 and 2007, respectively, and 30.6% and 34.8% of revenue for the nine-month periods ended September 30, 2008 and 2007, respectively.

The main factor contributing to the increase in selling and marketing expenses was an approximate $29,200 increase in outside services during the three-month period ended September 30, 2008, as compared with the same period of 2007.

Included in employee costs were non-cash stock-based compensation costs aggregating approximately $6,500 and $6,300, respectively, for the three-month periods ended September 30, 2008 and 2007, and $25,500 and $26,100, respectively, for the nine-month periods ended September 30, 2008 and 2007.

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

General and administrative expenses decreased by $246,000, or 19.5%, to $1,015,000, for the three-month period ended September 30, 2008, from $1,261,000 for the same period of 2007. General and administrative expenses were approximately 63.7% and 99.3% of revenues for the three-month periods ended September 30, 2008 and 2007, respectively.

For the nine-month period ended September 30, 2008, general and administrative expenses decreased by $446,900, or 13.3%, to $2,925,500 from $3,372,400 for the same period of 2007. General and administrative expenses were approximately 68.4% and 90.8% of revenues for the nine-month periods ended September 30, 2008 and 2007, respectively.

The main factors that contributed to the decrease in general and administrative expense for the three-month period ended September 30, 2008, as compared with the same period of 2007, were an aggregate $111,300 decrease in outside services, primarily related to the timing of certain fees associated with our patent litigation, and an aggregate $85,600 decrease in legal and accounting fees, primarily related to various SEC filings we were required to make during 2007. During the three-month period ended September 30, 2007 we incurred higher costs associated with the Autotrader.com patent litigation as it was nearing trial, as compared with the aggregate costs associated with the patent litigation efforts underway during the current year as the trial dates for each of the various current patent litigation efforts underway are not imminent. During the three-month period ended September 30, 2007 we made certain filings with the SEC that were not required to be made during the same period of 2008, thus resulting in lower legal and accounting fees during the same period of 2008.

Also contributing to the decrease in general and administrative expense for the three-month period ended September 30, 2008, as compared with the same period of the prior year, were lower employee costs ($19,200) and lower insurance costs

($7,500). Employee costs were lower primarily as a result of lower non-cash stock-based compensation costs, as discussed below, which were partially offset by a discretionary bonus and higher salaries, as a result of salary increases. Insurance costs were lower as a result of small decreases to both our directors and officers coverage as well as our general liability policy.

Costs associated with other individual components of general and administrative expense, notably depreciation and amortization, travel and entertainment insurance, and rent, did not change significantly during the three-month period ended September 30, 2008, as compared with the same period of the prior year.

In addition to the above-listed items contributing to the decrease in general and administrative expense for the nine-month period ended September 30, 2008, as compared with the same period of the prior year, bad debts expense decreased by $103,300 during the nine-month period ended September 30, 2008, as compared with the same period for the prior year, primarily due to a charge recorded during the nine-month period ended September 30, 2007, which charge was related to a customer whose financial condition had deteriorated.

Included in general and administrative employee costs were non-cash stock-based compensation expense aggregating $17,900 and $80,900, respectively, for the three-month periods ended September 30, 2008 and 2007, and $139,100 and $258,300, respectively, for the nine-month periods ended September 30, 2008 and 2007.

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

Research and development expenses increased by $182,000, or 40.8%, to $628,600, for the three-month period ended September 30, 2008, from $446,600 for the same period of 2007. Research and development expenses were approximately 39.4% and 35.2% of revenues for the three-month periods ended September 30, 2008 and 2007, respectively.

Research and development expenses for the nine-month period ended September 30, 2008 approximated those for the same period of 2007. Research and development expenses were approximately 40.1% and 47.3% of revenue for the nine-month periods ended September 30, 2008 and 2007, respectively.

Under GAAP, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No such product development costs were capitalized during either of the three or nine-month periods ended September 30, 2008. During each of the three and nine-month periods ended September 30, 2007, $3,600 of product development costs was capitalized.

Factors contributing to the increase in research and developments costs during the three-month period ended September 30, 2008, as compared with the same period of the prior year included; an $87,700 increase in employee costs, which resulted from having four more employees, and a $96,600 increase in outside services as we increased our use of contract engineers to assist in research and development activities surrounding GO-Global for Windows.

Included in employee costs were non-cash stock-based compensation costs aggregating $43,600 and $23,500, respectively, for the three-month periods ended September 30, 2008 and 2007, and $107,300 and $80,500, respectively, for the nine-month periods ended September 30, 2008 and 2007.

We currently expect 2008 research and development expenses to be higher as compared with 2007 levels as a result of the increases to our engineering staff, and a continued increase in the use of outside consultants and our overall investments in this area.

Segment Operating Loss

Segment operating loss for the three-and nine month periods ended September 30, 2008 and 2007 was as follows:

                                  Three Months Ended              Nine Months Ended
                                     September 30,                  September 30,
                              ----------------------------    ---------------------------
   Loss From Operations           2008            2007            2008           2007
   ------------------------   ------------    ------------    ------------   ------------
   Software                    $  (126,500)    $  (180,400)    $  (711,600)   $(1,263,000)
   Intellectual Property          (533,300)       (808,900)     (1,400,100)    (1,798,600)
                              ------------    ------------    ------------   ------------
   Consolidated Loss From
    Operations                 $  (659,800)    $  (989,300)    $(2,111,700)   $(3,061,600)
                              ============    ============    ============   ============

The $53,900 decrease in the operating loss we experienced from our software segment for the three-month period ended September 30, 2008, as compared with same period of the prior year, was primarily due to a $323,800 increase in software revenue that was partially offset by an aggregate $247,200 increase in software operating expenses and a $22,700 increase in cost of revenue.

The $551,400 decrease in operating loss we experienced from our software segment for the nine-month period ended September 30, 2008, as compared with the same period of the prior year, was primarily due to a $563,800 increase in software revenue and an aggregate $74,600 decrease in software operating expenses, which were partially offset by an aggregate $85,800 increase in cost of revenue.

The $275,600 and $398,500 decreases in the operating losses we experienced from our intellectual property segment for the three and nine-month periods ended September 30, 2008, as compared with the same periods of the prior year, was primarily due to reductions in fees associated with our Autotrader.com legal dispute aggregating $380,700 and $509,200, respectively, which were partially offset by increases in fees incurred for the lawsuits we initiated subsequent to September 30, 2007, which aggregated approximately $115,500 and $167,200, respectively.

Other Income

During the three and nine-month periods ended September 30, 2008 and 2007, other income consisted primarily of interest income on excess cash. During the nine-month period ended September 30, 2007, other income also included interest income on note receivable - shareholder. The increases in other income were primarily a result of higher cash balances throughout the three and nine-month periods ended September 30, 2008, as compared with the same periods of 2007, as a result of the Autotrader.com settlement that occurred in December 2007, which were partially offset by a decrease in interest income on note receivable-shareholder as such note was repaid as of December 31, 2007..

We anticipate that interest and other income for 2008 will exceed 2007 levels as we anticipate having higher average cash balances for the remainder of the year.

Net Loss

As a result of the foregoing items, net loss for the three-month period ended September 30, 2008 was $643,200, a decrease of $336,400, or 34.3%, from a net loss of $979,600 for the same period of 2007 and $2,044,100 for the nine-month period ended September 30, 2008, a decrease of $977,700, or 32.4%, from a net loss of $3,021,800 for the same period of 2007. We currently do not expect to be profitable either during or for the year ended December 31, 2008.

Liquidity and Capital Resources

We are planning to increase investments in our operations during the last quarter of 2008 and to fund these increases through our cash on hand as of September 30, 2008 and our fourth quarter 2008 anticipated revenue streams. We are continually looking at ways to improve our revenue stream, including through the development of new products and further acquisitions. We continue to review potential acquisition and other investment opportunities as they present themselves to us. We believe that maintaining our current revenue stream, coupled with our cash on hand, will be sufficient to support our operational plans for the next twelve months.

During the nine-month periods ended September 30, 2008 and 2007 our reported net losses of $2,044,100 and $3,021,800 respectively, included significant non-cash items, namely; depreciation and amortization of $726,800 and $720,600, respectively, which were primarily related to amortization of our patents, and stock-based compensation expense of $286,800 and $375,500, respectively. Additionally, during the nine-month periods ended September 30, 2008 and 2007 we also incurred an additional non-cash item related to an increase in our allowance for doubtful accounts of $12,600 and $115,900, respectively.

During the nine-month periods ended September 30, 2008 and 2007 we closely monitored our investing activities, spending approximately a net $76,500 and $64,800, respectively, in those activities. Our investing activities were primarily comprised of fixed asset purchases, mainly office furniture and equipment. Our financing activities for the nine-month period ended September 30, 2008 included the repurchase of shares of our common stock in accordance with our Board approved stock buy back program, as discussed elsewhere in this Form 10-Q and receiving proceeds from the sale of stock to our employees under the terms of our employee stock purchase plan. Our financing activities for the same period of the prior year included receiving proceeds from the sale of stock to our employees under the terms of our employee stock purchase plan and the exercise of employee stock options.

Cash and Cash Equivalents

As of September 30, 2008, cash and cash equivalents were $4,201,900, as compared with $5,260,800 as of December 31, 2007, a decrease of $1,058,900, or 20.1%. The majority of this decrease was due to the consumption of $903,000 of cash and cash equivalents by our operations.

Accounts Receivable, net

At September 30, 2008 and December 31, 2007, we had approximately $852,400 and $886,600, respectively, in accounts receivable, net of allowances totaling $241,600 and $229,000, respectively. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Buy Back Program

As of September 30, 2008, we had repurchased 294,000 shares of common stock for $87,700 under terms of the Board approved stock buy back program. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock, however; we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. All such shares were repurchased during the three-month period ended September 30, 2008. As of September 30, 2008, $912,300 remains authorized but unused.

Working Capital

As of September 30, 2008, we had current assets of $5,116,400 and current liabilities of $2,496,700, which netted to working capital of $2,619,700. Included in current liabilities was the current portion of deferred revenue of $1,588,900.

Segment Fixed Assets

As of September 30, 2008, segment fixed assets (long-lived assets) were as follows:

                                                 Accumulated
                                                 Depreciation         Net, as
    Fixed Assets               Cost Basis       /Amortization         Reported
                              --------------    ---------------    ---------------
    Software                   $  1,249,900      $  (1,051,900)     $     198,000
    Intellectual Property         5,340,400         (3,265,900)         2,074,500
    Unallocated                       5,000                  -              5,000
                              --------------    ---------------    ---------------
                               $  6,595,300      $  (4,317,800)     $   2,277,500
                              ==============    ===============    ===============

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

Juniper Networks, Inc. has petitioned the United States Patent and Trademark Office (the "PTO") to reexamine two of our patents, namely; U. S. Patent Nos. 5,826,014 and 6,061,798 (the "'014" and "'798" patents, respectively). On April 5, 2008, the PTO ordered the reexamination of the `798 patent, and on July 25, 2008, the PTO ordered the reexamination of the `014 patent. Juniper also asked the PTO to reexamine our U.S. Patent No. 7,127,464 (the "'464" patent), a patent unrelated to any litigation. The PTO ordered the reexamination of the `464 patent on April 17, 2008. Such reexaminations will result in the PTO either: confirming all of the patent's claims, narrowing all, or some, of the patent's claims, or cancelling all of the patent's claims in their entirety. Pending completion of the reexamination processes of these patents, we do not believe such patents have been impaired.

New Accounting Pronouncements

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective as of November 15, 2008. We are currently evaluating the impact of adoption of SFAS 162 and do not expect adoption to have a material impact on results of operations, cash flows or financial position.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On August 28, 2007, we filed a proceeding against Juniper Networks, Inc. ("Juniper") in the United States District Court in the Eastern District of Texas (the "court") alleging that certain of Juniper's products infringe three of our patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the
"'014," "'798" and "'336" patents, respectively) which protect our fundamental network security and firewall technologies. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe the `014, `798 and `336 patents and that all three of these patents are invalid and unenforceable. Subsequent to October 26, 2007 and through the date hereof, we and Juniper have filed further replies and responses addressing the issues raised in our original complaint and Juniper's Answer and Counterclaims. On May 30, 2008 the court issued a Docket Control Order setting the dates of April 7, 2010 for the Markman Hearing and July 6, 2010 for jury selection. Also on May 30, 2008, we served our Asserted Claims and Infringement Contentions. On July 25, 2008, we filed an amended complaint removing the `336 patent from our infringement claim. Juniper responded with its answer and counterclaim to the amended complaint on August 11, 2008. On September 5, 2008, we filed a second amended complaint to correct Juniper's corporate name, which was followed by Juniper's answer and our reply during October 2008.

Separately, Juniper has petitioned the United States Patent and Trademark
Office (the "PTO") to reexamine the `014 and `798 patents. On April 17, 2008, the PTO ordered the reexamination of the `798 patent, and on July 25, 2008, the PTO ordered the reexamination of the `014 patent. Juniper has also asked the PTO to reexamine our U.S. Patent No. 7,127,464 (the "'464" patent), a patent unrelated to any litigation. The PTO ordered the reexamination of the `464 patent on April 17, 2008.

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

On August 13, 2008, the opposing parties filed their respective motions for early hearing on inequitable conduct. Responses and replies were filed during August and September 2008 addressing this motion. On August 21, 2008, IAC/interactive Corp. was dismissed from the lawsuit without prejudice. A status conference has been set by the court for December 2, 2008 at which time the Markman Hearing (the claim construction hearing) and trial dates will be set.

On August 13, 2008, we initiated a proceeding against Google Inc. ("Google") in the United States District Court in the Eastern District of Texas alleging infringement of four of our patents, namely; U.S. Patent Nos. 6,324,538, 6,850,940, 7,028,034 and 7,269,591, which protect our unique method of maintaining an automated and network-accessible database. The suit alleges that Google infringes our patents on their Web sites. The suit seeks permanent injunctive relief along with unspecified damages. On October 8, 2008, Google filed its Answers and Counterclaims seeking a declaratory judgment that they do not infringe the patents referenced in the suit and that each of the patents in the suit are invalid and unenforceable. On October 31, 2008, we filed our answers to each of the counterclaims.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2008, we granted stock options to purchase an aggregate 15,000 shares of common stock, at an exercise price of $0.25, to a non-executive employee. The grant of such stock options was not registered under the Securities Act of 1933, because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the

Securities Act, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to
Section 4(2).

On January 8, 2008, our Board of Directors authorized a stock buy back program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management's discretion.

The following is a summary of our share repurchases of our common stock during the three-month period ended September 30, 2008 under our Board authorized buy back program:


                                             Total Number                     Approximate
                                              of Shares                       Dollar Value
                                             Purchased as                      of Shares
                                               Part of       Total Dollars    That May Yet
           Total Number                        Publicly        Purchased      Be Purchased
             of Shares      Average Price     Announced        Under the       Under the
Period       Purchased        Per Share        Program          Program         Program
--------- ---------------- ---------------- --------------- ---------------- ---------------
July                    -                -               -                -    $  1,000,000
August             15,000        $    0.26          15,000       $    4,000    $    996,000
September         279,000        $    0.29         279,000       $   83,700    $    912,300
          ----------------                  --------------- ---------------- ---------------
                  294,000        $    0.29         294,000       $   87,700    $    912,300
          ================                  =============== ================ ===============

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


                               GraphOn Corporation
                                  (Registrant)


       Date: November 14, 2008             Date: November 14, 2008
       By: /s/ Robert Dilworth              By: /s/ William Swain
           -------------------                  -----------------
           Robert Dilworth                      William Swain
     Chief Executive Officer and           Chief Financial Officer
        Chairman of the Board         (Principal Financial Officer and
    (Principal Executive Officer)      (Principal Accounting Officer)