Form 10-K
period 2008-12-31
GRAPHON CORP/DE
filed 2009-03-31
CIK 1021435

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                    Form 10-K
                             ----------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                        Commission File Numbers: 0-21683

                               GraphOn Corporation
             (Exact name of Registrant as specified in its charter)

               Delaware                               13-3899021
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification Number)

                          5400 Soquel Avenue, Suite A2
                          Santa Cruz, California 95062
                    (Address of principal executive offices)

                                 (800) 472-7466
                         (Registrant's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, $0.0001 par value
                                (Title of Class)

  Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.                       Yes |_|  No |X|

  Indicate by check mark if the Registrant is not required to file reports
 pursuant to Section 13 or Section 15(d)of the Exchange Act.     Yes |_|  No |X|

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                                Yes |X|  No |_|

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 |X|

  Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

|_| Large accelerated filer |_| Accelerated filer |_|Non-Accelerated filer |X| Smaller reporting company

  Indicate by check mark whether the Registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                              Yes |_|  No |X|

  As of June 30, 2008, the aggregate market value of the Registrant's common stock held by non-affiliates was $8,581,100.

  As of March 18, 2009, there were outstanding 47,342,292 shares of the Registrant's common stock.


===============================================================================

                               GRAPHON CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                    PART I                                  Page
                                                                            ----
Item 1.    Business....................................................        1
Item 1A.   Risk Factors................................................        8
Item 1B.   Unresolved Staff Comments...................................       12
Item 2.    Properties..................................................       12
Item 3.    Legal Proceedings...........................................       12
Item 4.    Submission of Matters to a Vote of Security Holders.........       13

                                     PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities...........       14
Item 6.    Selected Financial Data.....................................       15
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................       16
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..       25
Item 8.    Financial Statements and Supplementary Data.................       26
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................       49
Item 9A(T) Controls and Procedures.....................................       49
Item 9B.   Other Information.............................................     50

                                    PART III
Item 10.   Directors, Executive Officers and Corporate Governance......       51
Item 11.   Executive Compensation......................................       53
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................       56
Item 13.   Certain Relationships and Related Transactions, and
           Director Independence.......................................       59
Item 14.   Principal Accounting Fees and Services......................       60

                                     PART IV
Item 15.   Exhibits, Financial Statement Schedules.....................       61


                           Forward-Looking Information


This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Risk Factors," as well as those discussed elsewhere in this report. Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

                                     PART I

ITEM 1. BUSINESS

General

We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others. We have also made significant investments in intellectual property and have pursued various means of monetizing such investments. We conduct and manage our business based on these two segments, which we refer to as our "Software" and "Intellectual Property" segments, respectively.

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

Through our acquisition of Network Engineering Solutions, Inc. (NES) in January 2005, we acquired the rights to 11 patents, which are primarily method patents that describe software and network architectures to accomplish certain tasks, as well as other intellectual property rights. During 2005, 2007 and 2008, we initiated litigation against certain companies that we believed violated one or more of our patents. In December 2007 we entered into a $6.25 million settlement and licensing agreement with one of these companies. In the fourth quarter of 2008 we recorded an impairment charge of $868,200 against certain of the patents we acquired from NES. Due to our limited cash availability, we have determined that we will not be initiating any new litigation or attempting to seek licensing revenue with respect to any of the NES patents that were not involved in any of our on-going litigation as of December 31, 2008.

We are a Delaware corporation, founded in May of 1996. Our headquarters are located at 5400 Soquel Avenue, Suite A2, Santa Cruz, California, 95062 and our phone number is 1-800-GRAPHON (1-800-472-7466). Our Internet website is http://www.graphon.com. The information on our website is not part of this annual report. We also have offices in Concord, New Hampshire and Irvine, California.

You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information that we file electronically with the SEC from time to time. We post our annual, quarterly and periodic filings that we have made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website as soon as reasonably practicable after such reports and other materials have been electronically filed with, or furnished to, the SEC. You may obtain these filings by visiting our website and clicking on "About GraphOn," then "Investors," and then "View GraphOn SEC Filings".

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

   o Enterprises With Remote Computer Users and/or Extended Markets. Remote computer users and enterprises with extended markets comprise two of the faster growing market segments in the computing industry. Extended enterprises allow access to their computing resources to customers, suppliers, distributors and other partners, thereby gaining flexibility in manufacturing and increasing speed-to-market and customer satisfaction. For example, extended enterprises may maintain decreased inventory via just-in-time, vendor-managed inventory and related techniques, or they may license their proprietary software application on a "pay-per-time" model, based on actual time usage by the user. The early adoption of extended enterprise solutions may be driven in part by enterprises' needs to exchange information over a wide variety of computing platforms. We believe that our server-based software products, along with our low-impact protocol, which has been designed to enable highly efficient low-bandwidth connections, are well positioned to provide enabling solutions for extended enterprise computing.

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

  Strategic Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets. We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us. Our strategic relationships include the following:

   o In July 1999, we entered into a five-year, non-exclusive agreement with Alcatel, a telecommunications, network systems and services company. Pursuant to this agreement, Alcatel has licensed our GO-Global for Unix software for inclusion with their Turn-key Solution software, an optical networking system. Alcatel's customers are using our server-based solution to access Alcatel's UNIX/X Network Management Systems applications from T-based PCs. Additionally, Alcatel has deployed GO-Global internally to provide their employees with high-speed network access to their own server-based software over dial-up connections, local area networks (LANs) and wide area networks (WANs). Alcatel consummated a merger with Lucent Technologies during November 2006 and has continued operations under the name Alcatel-Lucent. Although this agreement expired in July 2004, our relationship with Alcatel-Lucent continues under the terms of the contract. We anticipate continuing our relationship with Alcatel-Lucent throughout 2009.

   o We are a party to a non-exclusive licensing agreement with FrontRange, an international software and services company, which affords FrontRange the right to include our GO-Global for Windows software with its HEAT help desk software system. FrontRange has completely integrated GO-Global for Windows into HEAT as iHEAT. We have also licensed our GO-Global for Windows software to FrontRange for integration with its Goldmine client relationship management software package. FrontRange has completely integrated GO-Global for Windows into Goldmine as iGoldmine. This agreement automatically renewed during March 2009 for an additional one year term. We may terminate this agreement immediately by written notice upon the occurrence of certain predetermined events. We anticipate continuing our relationship with FrontRange throughout 2009.

   o We are a party to a non-exclusive distribution agreement with Ericsson, a global provider of telecommunications equipment and related services to mobile and fixed network operations. Pursuant to this agreement, Ericsson has licensed our GO-Global for Unix software for inclusion with their ServiceON Optical and ServiceON Access teleco network management systems. Our agreement with Ericsson, which was originally entered into in September 2000, automatically renews annually. Either party may terminate the contract upon written notice to the other party at least one month prior to the expiration of the then current term. We anticipate continuing our relationship with Ericsson throughout 2009.

   o We are a party to a non-exclusive channel partner agreement with Elosoft Informatica Ltda, a South American distributor of various technology products, including both hardware and software offerings, and related services. Under the terms of this agreement, Elosoft has licensed both our GO-Global for Windows and GO-Global for Unix software for deployment throughout their distribution network with both sub-distributors and end users. Our agreement with Elosoft, which was originally entered into in February 2005, automatically renews annually. Either party may terminate the agreement upon 60-days written notice to the other party. We anticipate continuing our relationship with Elosoft throughout 2009.

  Sales, Marketing and Support

Sales and marketing efforts of our software products are directed at increasing product awareness and demand among ISVs, small to medium-sized enterprises, and VARs who have a vertical orientation or are focused on Unix, Linux or Windows environments. Current marketing activities include: direct mail, targeted advertising campaigns, tradeshows, production of promotional materials, public relations and maintaining an Internet presence for marketing and sales purposes.

We currently consider Alcatel-Lucent, FrontRange, and Ericsson to be our most significant customers. Sales to Alcatel-Lucent, FrontRange and Ericsson represented approximately 15.3%, 6.2% and 7.3% of total software product sales during 2008, respectively, and 21.3%, 8.1% and 5.0% of total software product sales during 2007, respectively.

Many of our customers enter into, and periodically renew, maintenance contracts to ensure continued product updates and support. Currently, we offer maintenance contracts for one, two, three or five-year periods.

  Research and Development

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products. We invested approximately $2,373,500 and $2,162,700 into research and development with respect to our software products in 2008 and 2007, respectively. No significant amount invested in research and development was capitalized during either 2008 or 2007. We historically have made significant investments in our protocol and in the performance and development of our server-based software and expect to continue to make significant product investments during 2009.

During 2006 we established GraphOn Research Labs Limited, a wholly-owned research and development subsidiary in Tel Aviv, Israel. GraphOn Research Labs, which began operations during July 2006, is focused on further enhancing the functionality, performance and reliability of our existing products and developing new products.

  Competition

The server-based software market in which we participate is highly competitive. We believe that our products offer certain advantages over our competitors, particularly in product performance and market positioning. The market for our products ranges from remote access for a single PC user to server-based software for large numbers of users over many different types of device and network connections. Our competitors include manufacturers of conventional PC X server software. Competition is expected from these and other companies in the server-based software market. Competitive factors in our market space include: price, product quality, functionality, product differentiation and a range of product offerings and product features.

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

  Proprietary Technology - Intellectual Property Portfolio

We rely primarily on trade secret protection, copyright law, confidentiality and proprietary information agreements to protect our proprietary technology and registered trademarks. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on our results of operations and financial condition. We intend to defend our proprietary technology rights; however, we cannot give assurance that our efforts to protect our proprietary technology rights will be successful.
Despite our precautions, it may be possible for unauthorized third parties to copy portions of our products, or to obtain information we regard as proprietary. We do not believe our products infringe on the rights of any third parties, but we can give no assurance that third parties will not assert infringement claims against us in the future, or that any such assertion will not result in costly litigation or require us to obtain a license to proprietary technology rights of such parties.

Upon our acquisition of Network Engineering Software ("NES") on January 31, 2005, we acquired the rights to 11 patents, which are primarily method patents that describe software and network architectures to accomplish certain tasks, as well as the rights to an additional 43 patent applications in process. Generally, our patents, which have applicability to computer networks, virtual private networks and the Internet, describe:

   o methods to collect, store and display information developed and accessed by users and stored on host computer servers;
   o  methods to provide multiple virtual websites on one computer;
   o methods to protect computers and computer networks from unauthorized access; and
   o  methods to provide on-line information and directory service.

As of March 18, 2009 we have 23 issued patents, within the NES family of patents, that will expire at various times between December 2014 and October 2016. Also as of March 18, 2009, we have 38 applications for patents filed in the United States Patent Office relating to the various aspects of submission, storage, retrieval and security of information stored on computers accessed remotely, typically through computer networks or the Internet. At that date, the applications had been pending for various periods ranging from approximately 12 to 72 months. Of the 38 applications, 36 are continuations of previously issued patents and 2 are continuations-in-part applications. Continuation applications are applications that are identical to an issued patent or another application but have different claims. Continuation-in-part applications are applications that are similar to an issued patent or another application but have additional description.

No applications for patents have been filed in any foreign jurisdiction.

As of March 18, 2009, the United States Patent and Trademark office (the "PTO") has ordered the reexamination of three of our patents. Further discussion of this item, as well as the current status of actions we have initiated with respect to our patents, are explained more fully in Item 3 "Legal Proceedings" in this Annual Report on Form 10-K.

As discussed more fully in Item 7 in this Annual Report on Form 10-K, during 2008 we recorded an $868,200 impairment charge against certain patent families within our patent portfolio.

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

  Employees

As of March 18, 2009, we had a total of 34 employees, including 6 in marketing, sales and support, 20 in research and development (which is inclusive of employees who may also perform customer service related activities), 7 in administration and finance and 1 in our patent group. We believe our relationship with our employees is good. No employees are covered by a collective bargaining agreement.

ITEM 1A.   RISK FACTORS

The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us, or risks that we do not consider significant, may also impair our business. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties, and actual results may differ materially from the results we discuss in the forward-looking statements. If any of the following risks actually occur, they could have a severe negative impact on our financial results and stock price.

   The current adverse changes in general economic conditions on a global basis could adversely affect our business, results of operations and financial condition.

The current economic recession, coupled with continued uncertainty about future economic conditions, could negatively impact our current and prospective customers, resulting in delays or reductions in their technology purchases. As a result, we could experience fewer new orders, fewer renewals, longer sales cycles, the impact of the slower adoption of newer technologies and increased price competition, any of which could have a material and adverse impact on our business, results of operations and financial condition. Continuation of the current adverse economic conditions also may negatively impact our ability to collect payment for outstanding debts owed to us by our customers or other parties with whom we do business. We can not predict the timing, strength or duration of this severe global economic recession or subsequent recovery.

   Our business could be adversely impacted by conditions affecting the information technology market.

Demand for our products and services can be significantly impacted by the general demand for business-related information technology, which demand fluctuates based on numerous factors, including: capital spending levels, the spending levels and growth of our current and prospective customers, and general economic conditions. Fluctuations in the demand for our products and services could have a material adverse effect on our business, results of operations and financial condition. As a result of the poor general economic and market conditions, future economic projections for the information technology sector are uncertain as companies reassess their spending for technology products and services. If an unfavorable environment for information technology spending continues, our business, results of operations and financial condition could be adversely impacted.

   We have a history of operating losses and expect these losses to continue, at least for the near future.

We have experienced significant operating losses since we began operations. We expect that our Intellectual Property segment will generate an operating loss in 2009. We project that our software segment will not generate enough revenue to offset such operating loss, nor are we projecting that our software segment will be profitable on its own. Consequently, we expect to report an operating loss on a consolidated basis for 2009. In subsequent reporting periods, if revenues grow more slowly than anticipated, or if aggregate operating expenses exceed expectations, we may not become profitable. Even if we become profitable, we may be unable to sustain such profitability.

   We have a limited amount of cash available to fund our operations, consequently, we may not be able to realize the anticipated benefits of the patent portfolio we acquired from NES.

Although we entered into a $6.25 million settlement and licensing agreement with Autotrader.com in December 2007, we have not generated further revenue from our patent portfolio since their acquisition from NES in January 2005. Due to our limited cash availability, we have determined that we will not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of the NES patents that were not involved in any of our on-going litigation as of December 31, 2008. As a result of such decision, during the fourth quarter of 2008 we recorded an $868,200 non-cash impairment charge against certain of the patents acquired from NES. If we determine that any of our patents are further impaired, we would be required to write down the value of the patents even further, which would result in additional non-cash impairment charges.

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

For example, sales of our GO-Global for Windows software could be affected by the announcement from Microsoft of the intended release and subsequently, the actual release of a new Windows-based operating system or an upgrade to a previously released Windows-based operating system version as these new or upgraded systems may contain similar features to our products or they could contain architectural changes that temporarily prevent our products from functioning properly within a Windows-based operating system environment.

   Our business could be adversely impacted by changes pending in both the PTO and the United States Congress.

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

Our operating results are likely to fluctuate significantly in the future on a quarterly and annual basis due to a number of factors, many of which are outside our control. Factors that could cause our revenues to fluctuate include the following:

   o  our ability to maximize the revenue opportunities of our patents;
   o  variations in the size of orders by our customers;
   o  increased competition; and
   o the proportion of overall revenues derived from different sales channels such as distributors, original equipment manufacturers (OEMs) and others.

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

Our success and business strategy is dependent in large part on our ability to attract and retain key management and other personnel in certain areas of our business. The loss of the services of one or more key members of our management group and other key personnel, including our Chief Executive Officer, may have a material adverse effect on our business. We do not have long-term employment agreements with any of our key personnel and any officer or other employee can terminate their relationship with us at any time. The successful implementation of our business strategy could be dependent upon our ability to retain highly-skilled key management, technical, sales and finance personnel. If any of these employees were to leave, we would need to attract and retain replacements for them. We may also need to add key personnel in the future, in order to successfully implement our business strategies. The market for such qualified personnel is competitive and it includes other potential employers whose financial resources for such qualified personnel are more substantial than ours. Consequently, we could find it difficult to attract, assimilate or retain such qualified personnel in sufficient numbers to successfully implement our business strategies.

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

As regards our intention to maximize the revenue opportunities from the portfolio of patents that we acquired from NES:

   o Although we believe the NES patents to be strong, there can be no assurance that they will not be found invalid either in whole or in part;
   o Invalidation of their broadest claims could result in very narrow claims that do not have the potential to produce meaningful license revenues;
   o Many of the companies that we intend to seek licenses from are very large with significant financial resources. We currently lack the ability to defend our patents against claims of invalidity if such litigation is heavily contested over an extended period of months or even years;
   o We have engaged attorneys that work on our behalf on a contingent fee basis and intend to pursue litigation until a resolution is achieved that is favorable to us. Such attorneys may seek to limit their exposure either by advocating licensing settlements that are not favorable to us or may abandon their efforts on our behalf; and
   o Because Network Engineering Software obtained no foreign patents or filed any foreign patent applications, infringing companies may seek to avoid our demand for licenses by moving the infringing activities offshore where U.S. patents cannot be enforced.

   We face risks of claims from third parties for intellectual property infringement that could adversely affect our business.

At any time, we may receive communications from third parties asserting that features or content of our products may infringe upon their intellectual property rights. Any such claims, with or without merit, and regardless of their outcome, may be time consuming and costly to defend. We may not have sufficient resources to defend such claims and they could divert management's attention and resources, cause product shipment delays or require us to enter into new royalty or licensing agreements. New royalty or licensing agreements may not be available on beneficial terms, or may not be available at all. If a successful infringement claim is brought against us and we fail to license the infringed or similar technology, our business could be materially adversely affected.

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

The market we participate in is intensely competitive, rapidly evolving and subject to technological changes. We expect competition to increase as other companies introduce additional competitive products. In order to compete effectively, we must continually develop and market new and enhanced products and market those products at competitive prices. As markets for our products continue to develop, additional companies, including companies in the computer hardware, software and networking industries with significant market presence, may enter the markets in which we compete and further intensify competition. A number of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, sales, technical, marketing and other resources than we do. We cannot give assurance that our competitors will not develop and market competitive products that will offer superior price or performance features, or that new competitors will not enter our markets and offer such products. We believe that we will need to invest increased financial resources in research and development to remain competitive in the future. Such financial resources may not be available to us at the time or times that we need them, or upon terms acceptable to us. We cannot assure you that we will be able to establish and maintain a significant market position in the face of our competition and our failure to do so would adversely affect our business.

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

We currently occupy approximately 150 square feet of office space in Irvine, California, under a lease that expires in March 2010. Monthly rental payments for this sales office are approximately $1,100.

We believe our current facilities will be adequate to accommodate our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Due to our limited cash availability, we determined that we will not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of the NES patents that were not involved in any of the following litigation that was on-going as of December 31, 2008.

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

On March 10, 2008, we initiated a proceeding against Classified Ventures, LLC; IAC/InterActiveCorp; Match.com (an operating business of IAC/InterActiveCorp); Yahoo! Inc.; eHarmony.com; and CareerBuilder, LLC in the United States District Court in the Eastern District of Texas alleging infringement of four of our patents, namely; U.S. Patent Nos. 6,324,538, 6,850,940, 7,028,034 and 7,269,591,
which protect our unique method of maintaining an automated and network-accessible database. The suit alleges that the named companies infringe our patents on each of their Web sites. The suit seeks permanent injunctive relief along with unspecified damages. During late April and early May 2008, the opposing parties in the proceeding filed their Answers and Counterclaims seeking a declaratory judgment that they do not infringe the patents in the suit and that each of the patents in the suit are invalid and unenforceable. On June 5, 2008, we filed our answers to each of the opposing parties' counterclaims. On August 13, 2008, the opposing parties filed their respective motions for early hearing on inequitable conduct. Responses and replies were filed during August and September 2008 addressing this motion. On August 21, 2008, IAC/interactive Corp. was dismissed from the lawsuit without prejudice. On December 2, 2008 the court issued a Docket Control Order setting the dates of April 27, 2011 for the Markman Hearing and November 7, 2011 for jury selection.

On August 28, 2007, we filed a proceeding against Juniper Networks, Inc. ("Juniper") in the United States District Court in the Eastern District of Texas (the "court") alleging that certain of Juniper's products infringe three of our patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the
"'014," "'798" and "'336" patents, respectively) which protect our fundamental network security and firewall technologies. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe the `014, `798 and `336 patents and that all three of these patents are invalid and unenforceable. Subsequent to October 26, 2007 and through March 18, 2009, we and Juniper have filed further replies and responses addressing the issues raised in our original complaint and Juniper's Answer and Counterclaims. On May 30, 2008 the court issued a Docket Control Order setting the dates of April 7, 2010 for the Markman Hearing and July 6, 2010 for jury selection. Also on May 30, 2008, we served our Asserted Claims and Infringement Contentions. On July 25, 2008, we filed an amended complaint removing the `336 patent from our infringement claim. Juniper responded with its answer and counterclaim to the amended complaint on August 11, 2008. On September 5, 2008, we filed a second amended complaint to correct Juniper's corporate name, which was followed by Juniper's answer and our reply during October 2008. On January 27, 2009, Juniper filed a motion to change the venue to the Northern District of California.

On March 16, 2009, Juniper initiated a proceeding against us and one of our resellers in the United States District Court in the Eastern District of Virginia alleging infringement of one of their patents, namely; U.S. Patent No. 6,243,752 which protects Juniper's unique method of transmitting data between a host computer and a terminal computer. We have not yet responded to the claim.

Separately, Juniper has petitioned the PTO to reexamine the `014 and `798 patents. On April 17, 2008, the PTO ordered the reexamination of the `798 patent, and on July 25, 2008, the PTO ordered the reexamination of the `014 patent. Juniper has also asked the PTO to reexamine our U.S. Patent No. 7,127,464 (the "'464" patent), a patent unrelated to any litigation. The PTO ordered the reexamination of the `464 patent on April 17, 2008.

On November 23, 2005, we initiated a proceeding (the "proceeding") against AutoTrader.com in the United States District Court in the Eastern District of Texas, (the "Court") alleging that AutoTrader.com was infringing two of our patents, namely U.S. Patent Nos. 6,324,538 and 6,850,940 (the "'538" and "'940"
patents, respectively), which protect our unique method of maintaining an automated and network accessible database, on its AutoTrader.com website. On December 19, 2007 we entered into a $6.25 million settlement and licensing agreement with AutoTrader.com, which ended all legal disputes between us and AutoTrader.com, and granted to AutoTrader.com, its parent company Cox Enterprises, Inc. and all of their affiliates an irrevocable, perpetual, world-wide, non-exclusive license to all of our patents and patent applications, including the `538 and `940 patents.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 Annual Meeting of Stockholders was held on November 19, 2008. At the meeting, one director was reelected, to serve for a three-year term. The vote was as follows:

                                        For           Withheld
                                  -------------------------------
                Gordon Watson        35,092,796      1,607,424

The following individuals continue in their capacity as directors: Michael Volker, Robert Dilworth and August P. Klein. Their current terms expire during 2009, 2010 and 2010, respectively.

The stockholders also ratified the reappointment of Macias Gini & O'Connell LLP as our independent auditors for fiscal 2008. The vote was as follows:

                        For         Against       Abstain
                 -------------------------------------------
                    35,096,339     1,336,234      267,646

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

                                Fiscal 2008 *     Fiscal 2007 *
                              -------------------------------
                    Quarter    High    Low       High    Low
                    1st       $0.46   $0.27     $0.28   $0.15
                    2nd       $0.35   $0.24     $0.22   $0.13
                    3rd       $0.33   $0.17     $0.29   $0.16
                    4th       $0.22   $0.05     $0.45   $0.14

    * The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 18, 2009 there were approximately 152 holders of record of our common stock. Between January 1, 2009 and March 18, 2009 the high and low reported sales price of our common stock was $0.09 and $0.04, respectively, and on March 18, 2009 the closing price of our common stock was $0.09.

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

During the three-month period ended December 31, 2008, we granted stock options to purchase an aggregate 35,000 shares of common stock, at exercise prices ranging between $0.08 and $0.20, to certain non-executive employees. The grants of such stock options were not registered under the Securities Act of 1933 because the stock options were offered and sold in transactions not involving a public offering, thus, they were exempt from registration under the Securities Act pursuant to Section 4(2).

On January 8, 2008, our Board of Directors authorized a stock buy back program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management's discretion.

The following is a summary of our share repurchases of our common stock during the year ended December 31, 2008 under our Board authorized buy back program:

                                           Total Number
                                            of Shares                   Approximate
                                            Purchased      Total       Dollar Value
    Three-Month      Total                  as Part of    Dollars     of Shares That
      Period       Number of    Average      Publicly    Purchased      May Yet Be
     Ended in       Shares     Price Per    Announced    Under the    Purcahsed Under
       2008        Purchased     Share       Program      Program       the Program
    -------------------------------------------------------------------------------
    March 31             -           -             -            -
    June 30              -           -             -            -
    September 30    294,000    $  0.30        294,000    $ 87,700
    December 31          -           -             -            -
                   ---------               -----------------------
      Totals        294,000    $  0.30        294,000    $ 87,700       $  912,300
                   =========               =======================

ITEM 6.    SELECTED FINANCIAL DATA


Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes provided in Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K.

Critical Accounting Policies. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Summary of Significant Accounting Policies appears in Part II, Item 8 - Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which summary describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the amount of stock-based compensation expense, the allowance for doubtful accounts, the estimated lives and valuation of intangible assets, depreciation of fixed assets, accruals for liabilities and taxes. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

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

Generally, software license revenues are recognized when:

   o Persuasive evidence of an arrangement exists, (i.e., when we sign a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer's purchase order) and
   o Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance, (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed program(s) is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed programs) and
   o The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer's purchase order, and
   o Collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

Certain resellers purchase product licenses that they hold in inventory until they are resold to the ultimate end user (an "inventory stocking order"). We provide maintenance services to these resellers for such licenses at no charge. Generally, we defer the recognition of revenue for inventory stocking orders until the underlying licenses are sold to the end user. We allocate revenue to the service fee (maintenance) component based on VSOE prorated to the time period between the inventory order date and date of sale to the end user. For certain resellers, assuming all other revenue recognition criteria have been met, we recognize and allocate revenue for inventory stocking orders based upon the estimated time frame the licenses will be held by the reseller. Such estimates are based upon our historical experience with the reseller.

There are no rights of return granted to resellers or other purchasers of our software programs.

We recognize revenue from maintenance contracts ratably over the related contract period, which generally ranges from one to five years.

Long-Lived Assets
Long-lived assets, which consist primarily of patents, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, as it relates to our patents, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate. Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During the fourth quarter of 2008, we recorded an impairment charge of $868,200 against certain of our patent families as we determined that due to our limited cash availability we will not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of the NES patents that were not involved in any of our on-going litigation as of December 31, 2008; thus, we reduced them to a net realizable value of $0 as of December 31, 2008. No such impairment charge was recorded during 2007.

Patents
Our patents are being amortized over their estimated remaining economic lives, currently estimated to be approximately two years, as of December 31, 2008. Costs associated with filing, documenting or writing method patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to cost of goods sold. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense. During the fourth quarter of 2008, we recorded an impairment charge of $868,200 against certain of our patents. No such impairment charge was recorded during 2007.

Stock-Based Compensation
We apply the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS No. 123R") and related interpretations using the modified prospective transition method. Under that method, compensation cost recognized includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS No. 123R.

We estimated the fair value of each stock-based award granted during the years ended December 31, 2008 and 2007 on the date of grant using a binomial model, with the assumptions set forth in the following table:

                                                    2008              2007
                                              ---------------   ---------------
        Estimated volatility                  158.0% - 173.0%   154.2% - 154.4%
        Annualized forfeiture rate                       4.0%     5.1% -   5.4%
        Expected option term (years)                     7.5               7.5
        Estimated exercise factor                       10.0%             10.0%
        Approximate risk-free interest rate     2.6% -   3.5%              4.6%
        Expected dividend yield                            -                 -

In estimating our stock price volatility for grants awarded during the years ended December 31, 2008 and 2007, we analyzed our historic volatility over the
7.5 year period ended December 31, 2008 and December 2007, respectively, by reference to actual stock prices during this period. We derived an annualized forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in our work force. Our estimates of the expected option term and the estimated exercise factor were derived from our analysis of historical data and future projections. The approximate risk-free interest rate was based on the implied yield available on U. S. Treasury issues with remaining terms equivalent to our expected option term. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We also recognized compensation costs for shares purchased under our Employee Stock Purchase Plan ("ESPP") during the years ended December 31, 2008 and 2007. We applied the same variables to the calculation of the costs associated with the ESPP shares purchased in each respective year as the stock option grants noted above, except that the expected term was 0.5 years in each year and the approximate risk-free interest rate was 1.9% - 3.8% for ESPP shares purchased during 2008. The time span from the date of grant of ESPP shares to the date of purchase is six months.

We have not historically paid dividends on our common stock and do not anticipate doing so for the foreseeable future.

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2008 and 2007 along with the dollar and percentage changes from 2007 to 2008 in the respective line items. Percentage changes that are not meaningful are marked NM.

                                     Year Ended December 31,           Change in
                                    -------------------------   -----------------------
                                       2008           2007        Dollars    Percentage
Revenue:                            -----------   -----------   -----------  ----------
Product licenses                    $ 4,468,900   $ 3,325,100   $ 1,143,800       34.4%
Intellectual property licenses                -     6,250,000    (6,250,000)        NM
Service fees                          2,168,700     1,794,400       374,300       20.9
Other                                    71,100       116,100       (45,000)     (38.8)
                                    -----------   -----------   -----------
   Total Revenue                      6,708,700    11,485,600    (4,776,900)     (41.6)
Cost of revenue                         575,100     2,623,000    (2,047,900)     (78.1)
                                    -----------   -----------   -----------
Gross profit                          6,133,600     8,862,600    (2,729,000)     (30.8)
                                    -----------   -----------   -----------
Operating expenses:
Selling and marketing                 1,816,100     1,819,900        (3,800)      (0.2)
General and administrative            3,796,100     4,703,000      (906,900)     (19.3)
Research and development              2,373,500     2,162,700       210,800        9.7
Impairment of patents                   868,200             -       868,200         NM
                                    -----------   -----------   -----------
   Total operating expenses           8,853,900     8,685,600       168,300        1.9
                                    -----------   -----------   -----------
(Loss) Income from operations        (2,720,300)      177,000    (2,897,300)  (1,636.9)
                                    -----------   -----------   -----------
Other income (expense):
Interest and other income                89,100        62,700        26,400       42.1
Interest and other expense               (7,300)       (4,100)       (3,200)     (78.0)
                                    -----------   -----------   -----------
   Total other income                    81,800        58,600        23,200       39.6
                                    -----------   -----------   -----------

(Loss) income before income taxes    (2,638,500)      235,600    (2,874,100)  (1,219.9)
Provision for income taxes              (11,700)       42,100       (53,800)    (127.8)
                                    -----------   -----------   -----------
Net (loss) income attributable to
 common shareholders                $(2,626,800)  $   193,500   $(2,820,300)  (1,457.5)

Revenue. Our software revenue has historically been primarily derived from product licensing fees and service fees from maintenance contracts. Other sources of software revenue include sales of software development kits and training. Software development kits are tools that allow end users to develop, interface and brand their own applications for use in conjunction with either our Windows or Unix/Linux products. Currently, we do not generate a significant amount of revenue from the sale of software development kits nor do we anticipate generating a significant amount from them during 2009.

The table that follows summarizes product licensing fees for the years ended December 31, 2008 and 2007 and calculates the change in dollars and percentage from 2007 to 2008 in the respective line item.

                             Year Ended December 31,           Increase/(Decrease)
                            -------------------------------------------------------
   Product licensing fees        2008         2007            Dollars    Percentage
   --------------------------------------------------------------------------------
   Windows                  $ 3,117,400    $ 1,959,500     $ 1,157,900      59.1%
   Unix/Linux                 1,351,500      1,365,600         (14,100)     (1.0)
                            ------------------------------------------
   Total                    $ 4,468,900    $ 3,325,100     $ 1,143,800      34.4%
                            ==========================================

During the fourth quarter of the year ended December 31, 2008, we recognized $946,000 of Windows product licensing fees revenue that had previously been deferred, all of which had been derived from various prior transactions we had entered into with our former distributor in Japan. At the time that we had entered into these transactions, not all criteria necessary for recognizing revenue had been met so all such revenue had been deferred. During the fourth quarter of 2008 all such criteria was met, thus the revenue was recognized.

After giving affect to the impact of the preceding paragraph, the remaining changes in both Windows and Unix-based product licensing fees revenue for the year ended December 31, 2008, as compared with the prior year, was primarily reflective of how such revenue varies because a significant portion of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Consequently, if any of these significant customers change their order level, or fail to order, our product licensing fees revenue can be materially adversely impacted.

Another factor that lead to increased Windows product licensing fees was the release of an updated version of our Windows product, GO-Global for Windows, version 3.2, during June 2007, which enhanced the functionality and performance of earlier versions. Version 3.2 has been well-received by our customers with 2008 being the first full year that it was available for sale.

During December 2007, we entered into a $6,250,000 settlement and licensing agreement with AutoTrader.com, under which they, their parent company Cox Enterprises, Inc. and all of their affiliates received an irrevocable, perpetual, world-wide, non-exclusive license to all of our patents and patent applications, including the `538 and `940 patents. We did not enter into any such settlement and licensing agreement during 2008. Although we have initiated various actions with respect to our patents, there can be no assurances that we will be successful.

Segment Revenue.  Segment revenue was as follows:

                                                            Increase (Decrease)
                                                         -----------------------
   Year Ended December 31,       2008          2007         Dollars   Percentage
   ----------------------------------------------------------------------------
   Software                 $ 6,708,700   $  5,235,600    $ 1,473,100     28.1%
   Intellectual Property              -      6,250,000     (6,250,000)  (100.0)
                            -----------------------------------------
   Consolidated Total       $ 6,708,700   $ 11,485,600     (4,776,900)   (41.6)%
                            =========================================

With respect to our software segment revenue, the increases in software revenues for the comparative periods presented was due primarily to the factors previously discussed above. During December 2007 we recognized $6,250,000 of revenue related to the settlement and licensing agreement of our intellectual property that we entered into with Autotrader.com. We did not license our intellectual property during 2008, hence our intellectual property segment recorded no revenue during 2008. For additional information on our segment revenues, please refer to Note 13 of our consolidated financial statements included elsewhere in this Annual Report.

Cost of Revenue. Cost of revenue is comprised primarily of service costs, which represent the costs of customer service (and is inclusive of non-cash stock-based compensation expense calculated in accordance with FAS123R), product costs and, when applicable, contingent legal fees resulting from settlements and/or licensing agreements incurred as a result of our patent litigation efforts. Shipping and packaging materials are immaterial as virtually all of our license deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United States, research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products.

Cost of revenue decreased by $2,047,900, or 78.1%, to $575,100 for the year ended December 31, 2008 from $2,623,000 for the prior year. Cost of revenue for the year ended December 31, 2008 represented approximately 8.6% of total revenue, as compared with 22.8% for the prior year. During the year ended December 31, 2007, cost of revenue included contingent legal fees that resulted from the settlement and licensing agreement we entered into with Autotrader.com, which aggregated approximately $2,119,100. No such fees were incurred during the year ended December 31, 2008. Net of these contingent legal fees, cost of revenue increased by $71,200, or 14.1%, to $575,100 for the year ended December 31, 2008 from $503,900 for the prior year. This increase was mainly due to increased engineering time spent performing customer service in effort to better meet the support needs of our customers.

Service costs for the years ended December 31, 2008 and 2007 were inclusive of $24,500 and $13,300 of non-cash stock-based compensation expense, respectively.

We expect that cost of revenue for 2009, assuming that we incur no contingent legal fees during 2009, will approximate 2008 levels.

Selling and Marketing Expenses. Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense calculated in accordance with FAS123R), outside services and travel and entertainment expenses.

Selling and marketing expenses for the year ended December 31, 2008 approximated those for the prior year. Selling and marketing expenses represented approximately 27.1% and 15.8% of total revenue, respectively, for the years ended December 31, 2008 and 2007. Included in selling and marketing expenses for the years ended December 31, 2008 and 2007 were approximately $30,600 and $32,100, respectively, of non-cash stock-based compensation expense.

Although 2008 selling and marketing expenses approximated those for 2007, employee costs were lower in 2008 , as compared with 2007, mainly as a result of a decrease in bonuses and commissions as certain performance-based targets were not achieved. Partially offsetting the decrease in employee costs was an increase in outside services. During 2008 we incurred costs associated with market research for a potential new product whereas no such market research costs were incurred during 2007.

We expect aggregate 2009 selling and marketing expenses to approximate 2008 levels.

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

General and administrative expenses for the year ended December 31, 2008 decreased by $906,900, or 19.3%, to $3,796,100 from $4,703,000 for 2007. General and administrative expenses for the years ended December 31, 2008 and 2007 represented approximately 56.6% and 40.9% of total revenue, respectively. Included in general and administrative expenses for the years ended December 31, 2008 and 2007 were approximately $182,900 and $366,300, respectively, of non-cash stock-based compensation expense.

The main factors that contributed to the decrease in general and administrative expenses for 2008, as compared to 2007, were an aggregate $636,500 decrease in outside services related to the non-contingent fees associated with our patent litigation, and an aggregate $169,600 decrease in bad debts expense, due to an adjustment we made to our bad debts reserve during 2008 that resulted from an evaluation of our current customers' outstanding balances, and decreased employee costs, primarily as a result of the decrease in non-cash stock-based compensation expense outlined in the preceding paragraph. Typically, the non-contingent legal fees incurred in conjunction with our lawsuits become much higher as the respective lawsuit approaches trial. None of our currently active lawsuits approached their trial dates during 2008, whereas one such suit approached its trial date in 2007. We deemed the entire outstanding receivable balances from two customers, which had been fully reserved during or prior to 2007, to be uncollectible during 2008 and removed them from our books. Upon removal of such balances and analysis of all remaining receivables, we determined that a lower bad debts reserve was appropriate for 2008. The decrease in non-cash stock-based compensation expense in 2008, as compared to 2007, was primarily due to the significant drop in our stock price in 2008, as compared with 2007, which significantly reduced the non-cash stock-based compensation expense of options awarded during 2008, and the compensation expense associated with certain large stock option grants granted in 2005 became fully recognized early in 2008.

Other costs associated with major components of general and administrative expenses, notably, depreciation and amortization, insurance, rent and costs associated with being a public entity did not change significantly during the year ended December 31, 2008, as compared with the prior year.
The ending balance of our allowance for doubtful accounts as of December 31, 2008 and 2007 was $32,000 and $229,000, respectively. Bad debts expense was approximately $12,600 and $182,200 for the years ended December 31, 2008 and 2007, respectively.

We anticipate that cumulative general and administrative expense in 2009 will approximate those incurred during 2008.

Research and Development Expenses. Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense calculated in accordance with FAS123R), payments to contract programmers, all costs of GraphOn Research Labs Limited, and rent.

Under accounting principles generally accepted in the United States, all costs of product development incurred once technological feasibility has been established, but prior to the general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. There was no significant capitalization of product development costs during either 2008 or 2007.

Research and development expenses increased by $210,800, or 9.7%, to $2,373,500 for the year ended December 31, 2008 from $2,162,700 in the prior year. Research and development expenses for the years ended December 31, 2008 and 2007 represented approximately 35.4% and 18.8% of total revenue, respectively.

Research and development costs for the years ended December 31, 2008 and 2007 are inclusive of $104,400 and $101,500, respectively, of non-cash stock-based compensation.

During 2008, we incurred $220,400 of increased costs associated with the use of outside engineering consultants than we did during 2007. We increased our level of using outside consultants in order to accelerate development work on the next release of our GO-Global products, which is scheduled for later in 2009, to supplement our engineering staff's efforts in new product development and to allow certain members of our engineering staff to devote more time to customer service.

Other costs associated with major components of research and development expenses, notably, employees costs, depreciation and rent did not change significantly during the year ended December 31, 2008, as compared with the prior year.

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products. We historically have made significant investments in our protocol and in the performance and development of our server-based software, and we expect to continue to make significant product investments during 2009, including investments in new product offerings. We expect 2009 research and development expense to approximate 2008 levels.

Impairment of Patents. During the fourth quarter of 2008 we recorded an $868,200 impairment charge against certain of our patent families as we determined that due to our limited cash availability we will not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of the NES patents that were not involved in any of our on-going litigation as of December 31, 2008; thus, we reduced them to a net realizable value of $0 as of December 31, 2008. No such impairment charge was recorded during 2007.

Interest and Other Income. During 2008 the primary component of interest and other income was interest income derived on excess cash. Our excess cash was held in interest bearing money market accounts with institutions whose minimum net assets were greater than or equal to one billion U.S. dollars. During 2007, interest and other income also included interest income on note receivable - shareholder. The increase in interest and other income in 2008, as compared with 2007, was primarily as a result of interest income earned on higher average cash balances throughout 2008 as a result of the December 2007 AutoTrader.com settlement. Partially offsetting the increased interest income on our cash balances was a decreased in interest income note receivable - shareholder in 2008 as such note was repaid in full during December 2007.

Interest and other income was approximately 1.3% and 0.5% of total revenues for the years ended December 31, 2008 and 2007, respectively.

Segment Operating Income (Loss). As a result of the foregoing items, segment operating income (loss) was as follows:

   Year Ended December 31           2008            2007
   --------------------------------------------------------
   Software                   $    (54,200)   $ (1,413,700)
   Intellectual Property (1)    (2,666,100)      1,590,700
   Unallocated                      81,800          58,600
                              ----------------------------
   Consolidated Total         $ (2,638,500)   $    235,600
                              ============================

(1) The year ended December 31, 2008 includes the $868,200 patent impairment charge recorded against against certain of our patent assets, as more fully explained above.

We do not allocate interest and other income, interest and other expense or income tax to our segments.

Provision for Income Taxes. For the years ended December 31, 2008 and 2007 we recorded a current tax (benefit) and provision of approximately $(11,700) and $42,100, respectively. At December 31, 2008, we had approximately $41 million of federal net operating loss carryforwards, which will begin to expire in 2018. Also at December 31, 2008, we had approximately $14 million of California state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2010. During the year ended December 31, 2008, we did not utilize any of our federal and California net operating losses and have recorded a full valuation allowance against each of them.

Net Income (Loss). As a result of the foregoing items, we reported a net loss of $2,626,800 for the year ended December 31, 2008, as compared with net income of $193,500 for the prior year. Absent the $6,250,000 December 2007 settlement and licensing agreement with Autotrader.com we would have reported a net loss of approximately $3,901,300 for the year ended December 31, 2007.

Liquidity and Capital Resources

During 2008 our cash and cash equivalents balance decreased by $1,518,600, primarily as a result of our operations consuming approximately $1,332,700 of cash during the year. Our reported net loss of $2,626,800 included four significant non-cash items, three of which related to expense items and the fourth related to a revenue item. The three non-cash expense items were; depreciation and amortization of $975,600, which was primarily related to amortization of our patents; stock-based compensation expense of $342,400, which was calculated in accordance with FAS123R; and an $868,200 asset impairment charge recorded against the value of certain of our patents. The non-cash revenue item we recognized during 2008 was the $946,000 of revenue that had been previously deferred. Our stock-based compensation charges, patent impairment charge and recognition of the previously deferred revenue are explained elsewhere in this Annual Report.

During 2008, we closely monitored our investing activities, spending approximately $106,500, primarily on fixed asset purchases, mainly comprised of computer equipment. Our financing activities consumed approximately $79,400 of cash, which was primarily as a result of repurchases of our own stock under our board-approved stock buy-back program.

We are aggressively looking at ways to improve our revenue stream, including through the development of new products and further acquisitions. We continue to review potential merger opportunities as they present themselves to us and at such time as a merger might make financial sense and add value for our shareholders, we will pursue that merger opportunity. We believe that maintaining our current revenue stream, coupled with our cash on hand, will be sufficient to support our operational plans for 2009.

Cash and cash equivalents
As of December 31, 2008, cash and cash equivalents were approximately $3,742,200 as compared with $5,260,800 as of December 31, 2007. The $1,332,700 of cash consumed by our operations during 2008 was the substantial majority of the year to year change in our cash and cash equivalents. We anticipate that our cash and cash equivalents as of December 31, 2008, together with revenue from 2009 operations will be sufficient to fund our anticipated expenses during the next twelve months.

Accounts receivable, net
At December 31, 2008 and 2007, we had approximately $970,000 and $886,600, respectively, in accounts receivable, net of allowances totaling $32,000 and $229,000, respectively. The increase in our net accounts receivable balance was primarily due to the increased sales of our GO-Global for Windows product we have been experiencing since the release of version 3.2 during June 2007. The reduction in our allowance for doubtful accounts resulted from the determination that certain long outstanding balances were worthless as of December 31, 2008. An amount due us from our former distributor in Japan represented the majority of such reduction.

Segment fixed assets
As of December 31, 2008, segment fixed assets (long-lived assets) were as follows:

                                           Accumulated
                                           Depreciation       Net,
                            Cost Basis    /Amortization   as Reported
                           ------------------------------------------
   Software                $  1,254,200   $ (1,071,500)   $   182,700
   Intellectual Property      4,472,200     (3,488,200)       984,000
   Unallocated                   20,200              -         20,200
                           ------------------------------------------
                           $  5,746,600   $ (4,559,700)   $ 1,186,900
                           ==========================================

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

The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space. The table assumes that we will occupy all currently leased facilities for the full term of each respective leases:

   Year ending December 31,
        2009                      $  137,200
        2010                      $   51,100
        2011                      $   27,800

Rent expense aggregated approximately $191,200 and $195,700 for the years ended December 31, 2008 and 2007, respectively.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective as of November 15, 2008. The adoption of SFAS 162 did not have a material impact on results of operations, cash flows or financial position.

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

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about a company's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS 161 and do not expect adoption to have a material impact on results of operations, cash flows or financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                   Index to Consolidated Financial Statements
                                                                            Page
                                                                            ----
   Report of Independent Registered Public Accounting Firm                    27
   Consolidated Balance Sheets as of December 31, 2008 and 2007               28
   Consolidated Statements of Operations for the Years Ended
    December 31, 2008 and 2007                                                29
   Consolidated Statements of Shareholders' Equity for the Years
    Ended December 31, 2008 and 2007                                          30
   Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2008 and 2007                                                31
   Notes to Consolidated Financial Statements                                 32


Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheets of GraphOn Corporation and subsidiaries (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Macis Gini & O'Connell LLP
------------------------------
Macias Gini & O'Connell LLP
Sacramento, California
March 31, 2009

                               GraphOn Corporation
                           Consolidated Balance Sheets
                        As of December 31, 2008 and 2007
                        --------------------------------
   Assets                                                    2008          2007
   ------                                               --------------------------
   Current Assets:
   ---------------
   Cash and cash equivalents                            $ 3,742,200   $ 5,260,800
   Accounts receivable, net of allowance for doubtful
    accounts of $32,000 and $229,000, respectively          970,000       886,600
   Prepaid expenses and other current assets                 63,400        42,600
                                                        --------------------------
   Total Current Assets                                   4,775,600     6,190,000
                                                        --------------------------
   Property and equipment, net                              182,700       134,700
   Capitalized software, net                                      -         3,600
   Patents, net                                             984,000     2,741,300
   Other assets                                              20,200         4,800
                                                        --------------------------
   Total Assets                                         $ 5,962,500   $  9,074,400
                                                        ==========================
   Liabilities and Shareholders' Equity
   ------------------------------------
   Current Liabilities:
   --------------------
   Accounts payable                                         205,700        196,200
   Accrued expenses                                         155,800        222,900
   Accrued wages                                            434,200        448,100
   Deferred revenue                                       1,744,600      1,475,000
                                                        --------------------------
   Total Current Liabilities                              2,540,300      2,342,200
                                                        --------------------------
   Long Term Liabilities:
   Deferred revenue                                         858,500      1,833,100
   Other liabilities                                         28,400              -
                                                        --------------------------
   Total Liabilities                                    $ 3,427,200   $  4,175,300
                                                        --------------------------
   Commitments and contingencies (Note 9)                         -              -

   Shareholders' Equity:
   ---------------------
   Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding        $         -   $          -
   Common stock, $0.0001 par value, 195,000,000 shares
    authorized, 47,322,292 and 47,576,401 shares
    issued and outstanding, respectively                      4,700          4,800
   Additional paid-in capital                            59,662,100     59,399,000
   Accumulated deficit                                  (57,131,500)   (54,504,700)
                                                        --------------------------
   Total Shareholders' Equity                             2,535,300      4,899,100
                                                        --------------------------
   Total  Liabilities and Shareholders' Equity          $ 5,962,500   $ 9,074,400
                                                        ==========================

          See accompanying notes to consolidated financial statements

                               GraphOn Corporation
                      Consolidated Statements Of Operations

                                                 For the Year Ended December 31,
                                                 ------------------------------
   Revenue                                           2008              2007
   -------                                       ------------      ------------
   Product licenses                              $  4,468,900      $  3,325,100
   Intellectual property license                            -         6,250,000
   Service fees                                     2,168,700         1,794,400
   Other                                               71,100           116,100
                                                 ------------      ------------
   Total Revenue                                    6,708,700        11,485,600
                                                 ------------      ------------
   Cost of revenue
   Service costs                                      530,100           475,600
   Product costs                                       45,000            28,300
   Contingent legal fees                                    -         2,119,100
                                                 ------------      ------------
   Total Cost of Revenue                              575,100         2,623,000
                                                 ------------      ------------
   Gross Profit                                     6,133,600         8,862,600
                                                 ------------      ------------
   Operating Expenses
   Selling and marketing                            1,816,100         1,819,900
   General and administrative                       3,796,100         4,703,000
   Research and development                         2,373,500         2,162,700
   Impairment of patents                              868,200                 -
                                                 ------------      ------------
   Total Operating Expenses                         8,853,900         8,685,600
                                                 ------------      ------------
   (Loss) Income from Operations                   (2,720,300)          177,000
                                                 ------------      ------------
   Other Income (Expense)
   Interest and other income                           89,100            62,700
   Interest and other expense                          (7,300)           (4,100)
                                                 ------------      ------------
   Total other income                                  81,800            58,600
                                                 ------------      ------------
   (Loss) income before (benefit) provision
    for income Tax                                 (2,638,500)          235,600
   (Benefit) provision for income taxes               (11,700)           42,100
                                                 ------------      ------------
   Net (Loss) Income                             $ (2,626,800)     $    193,500
                                                 ============      ============

   (Loss) Earnings per Common Share - Basic      $      (0.06)     $       0.00
   (Loss) Earnings per Common Share - Diluted    $      (0.06)     $       0.00
   Weighted Average Common Shares
    Outstanding - Basic                            47,022,803        46,804,504
   Weighted Average Common Shares
   Outstanding - Diluted                           47,022,803        46,804,504

          See accompanying notes to consolidated financial statements

                                       GraphOn Corporation
                         Consolidated Statements Of Shareholders' Equity
                         -----------------------------------------------
                                                                     For the Year Ended December 31,
                                                                     -------------------------------
                                                                          2008              2007
   Preferred stock - shares outstanding                              -------------     -------------
   ------------------------------------
   Beginning balance                                                             -                 -
                                                                     -------------     -------------
   Ending balance                                                                -                 -
                                                                     =============     =============
   Common stock - shares outstanding
   ---------------------------------
   Beginning balance                                                    47,576,401        46,819,772
   Employee stock purchase plan issuances                                   39,891            51,629
   Stock purchased and retired through stock buy-back program             (294,000)                -
   Employee stock options exercised issuances                                    -           505,000
   Restricted stock awards                                                       -           200,000
                                                                     -------------     -------------
   Ending balance                                                       47,322,292        47,576,401
                                                                     =============     =============
   Common stock - amount
   ---------------------
   Beginning balance                                                 $       4,800     $       4,700
   Stock purchased and retired through stock buy-back program                 (100)                -
   Employee stock options exercised                                              -               100
                                                                     -------------     -------------
   Ending balance                                                    $       4,700     $       4,800
                                                                     -------------     -------------
   Additional paid-in capital
   --------------------------
   Beginning balance                                                 $  59,399,000     $  58,805,700
   Accrued interest on note receivable - shareholder                             -            21,200
   Exercise of employee stock options                                            -            61,000
   Stock-based compensation expense                                        342,400           513,200
   Employee stock purchase plan issuances                                    8,300             7,100
   Stock purchased and retired through stock buy-back program              (87,600)                -
   Employee stock options exercised                                              -              (100)
   Accrued interest on note receivable - shareholder                             -            (9,100)
                                                                     -------------     -------------
   Ending balance                                                    $  59,662,100     $  59,399,000
                                                                     -------------     -------------
   Shareholder note receivable
   ---------------------------
   Beginning balance                                                 $           -     $    (260,100)
   Note payments - shareholder                                                   -           260,100
                                                                     -------------     -------------
   Ending balance                                                    $           -     $           -
                                                                     -------------     -------------
   Accumulated deficit
   -------------------
   Beginning balance                                                 $ (54,504,700)    $ (54,698,200)
   Net (loss) income                                                    (2,626,800)          193,500
                                                                     -------------     -------------
   Ending balance                                                    $ (57,131,500)    $ (54,504,700)
                                                                     -------------     -------------
   Total Shareholders' Equity                                        $   2,535,300     $   4,899,100
                                                                     =============     =============

                   See accompanying notes to consolidated financial statements

                                      GraphOn Corporation
                             Consolidated Statements of Cash Flows
                             -------------------------------------
                                                                 For the Year Ended December 31,
                                                                 -------------------------------
                                                                      2008              2007
   Cash Flows From Operating Activities:                         ------------       ------------
   Net (loss) income                                             $ (2,626,800)      $    193,500
   Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
   Depreciation and amortization                                      972,100            958,700
   Stock based compensation expense                                   342,400            513,200
   (Decreases) increases to allowance for doubtful accounts          (197,000)           182,200
   Impairment of patents                                              868,200                  -
   Proceeds from note receivable - shareholder                              -            260,100
   Loss on disposal of fixed assets                                     7,100              1,000
   Proceeds from accrued interest on note receivable shareholder            -             21,200
   Interest accrued on note receivable shareholder                          -             (9,100)
   Changes in operating assets and liabilities:
   --------------------------------------------
     Accounts receivable                                              113,600           (388,400)
     Prepaid expenses and other current assets                        (20,800)            22,700
     Accounts payable                                                   9,500            (36,300)
     Accrued expenses                                                 (82,100)            53,700
     Accrued wages                                                    (13,900)            56,500
     Deferred revenue                                                (705,000)           500,500
                                                                 ------------        -----------
   Net Cash (Used In) Provided By Operating Activities:            (1,332,700)         2,329,500
                                                                 ------------        -----------
   Cash Flows Used In Investing Activities:
   Capital expenditures                                              (106,300)          (73,800)
   Other assets                                                          (200)             (100)
                                                                 ------------        -----------
   Net Cash Used In Investing Activities:                            (106,500)          (73,900)
                                                                 ------------        -----------
   Cash Flows (Used In) Provided By Financing Activities:
   Proceeds from Employee Stock Purchase Plan                           8,300              7,100
   Proceeds from exercise of employee stock options                         -             61,000
   Amounts paid for stock buy back                                    (87,700)                 -
                                                                 ------------       ------------
   Net Cash (Used In) Provided By Financing Activities:               (79,400)            68,100
                                                                 ------------       ------------
   Net (Decrease) Increase in Cash and Cash Equivalents            (1,518,600)         2,323,700
   Cash and Cash Equivalents, beginning of period                   5,260,800          2,937,100
                                                                 ------------       ------------
   Cash and Cash Equivalents, end of period                      $  3,742,200       $  5,260,800
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

The Company acquired Network Engineering Solutions, Inc. (NES) in January 2005 and acquired the rights to 11 patents, which are primarily method patents that describe software and network architectures to accomplish certain tasks, as well as other intellectual property rights. The Company initiated litigation during 2005, 2007 and 2008 against certain companies that it believed violated one or more of the patents. In December 2007, the Company entered into a $6.25 million settlement and licensing agreement with one of the companies (Note 12).

Basis of Presentation and Use of Estimates. The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the "Company"), significant intercompany accounts and transactions are eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include the amount of stock-based compensation expense, the allowance for doubtful accounts, the estimated lives and valuation of intangible assets, depreciation of fixed assets and accruals for liabilities. Actual results could differ materially from those estimates.

Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

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

Patents. The patents acquired in the Network Engineering Software acquisition are being amortized over their estimated remaining economic lives, currently estimated to be approximately 2 years, as of December 31, 2008. Costs associated with filing, documenting or writing patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to cost of good sold. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense. During the year ended December 31, 2008 the Company recorded an impairment charge of $868,200 against certain of its patents as a result of reviewing such assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" (Note 2). During the year ended December 31, 2007, no such impairment charge was recorded as the result of such review.

Capitalized Software Costs. Under the criteria set forth in SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed," development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. Capitalized costs are amortized to cost of sales based on either (a) estimated current and future revenue for each product or straight-line amortization over the shorter of three years or (b) the remaining estimated life of the product, whichever produces the higher expense for the period.

Revenue. The Company markets and licenses products through various means, such as; channel distributors, independent software vendors ("ISVs"), value-added resellers ("VARs") (collectively "resellers") and direct sales to enterprise end users. Its product licenses are generally perpetual. The Company also separately sells intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, private-label branding kits, software developer kits ("SDKs") and product training services.

Generally, software license revenues are recognized when:

   o Persuasive evidence of an arrangement exists, (i.e., when the Company signs a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer's purchase order) and
   o Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance, (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed program(s) is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed programs) and
   o The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer's purchase order, and
   o Collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

If sufficient VSOE of fair value does not exist, so as to permit the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. If evidence of VSOE for all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

Segment information. The Company has determined that it operates its business in two segments; software and intellectual property, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Note
13).

Allowance for Doubtful Accounts. The allowance for doubtful accounts is based on assessments of the collectibility of specific customer accounts and the aging of the accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased.

Income Taxes. On January 1, 2007. the Company adopted the provisions of FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes." As a result of the implementation of FIN No. 48, the Company recognized no change in its liability for unrecognized tax benefits related to tax positions taken in prior years, thus there was no change to its opening retained earnings balance as of the adoption date.

The Company and one or more of its subsidiaries are subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. The Company is not currently subject to an examination of any of its prior year's tax returns in any taxing jurisdiction.

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

Long-Lived Assets. Long-lived assets, which consist primarily of patents assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, as it relates to the Company's patents, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate. Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During the fourth quarter of 2008, the Company recorded an impairment charge of $868,200 against certain of its patent families as the Company determined that due to its limited cash availability it will not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of the NES patents that were not involved in any of its on-going litigation as of December 31, 2008; thus, the Company reduced them to a net realizable value of $0 as of December 31, 2008 (Note 2). No such impairment charge was recorded for 2007.

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

Stock-Based Compensation. The Company applies the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" and related interpretations ("FAS No. 123R") using the modified prospective transition method. Under that method, compensation cost recognized includes (a) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS No. 123 and (b) compensation cost for all stock-based awards granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS No. 123R.

Valuation and Expense Information under FAS No. 123R

The Company recorded stock-based compensation expense of $342,400 and $513,200 in the years ended December 31, 2008 and 2007, respectively. As required by FAS No. 123R, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the stock-based compensation expense recorded during the years ended December 31, 2008 and 2007 by income statement classification:

                                                 Year Ended              Year Ended
   Income statement classification           December  31, 2008      December 31, 2007
   -------------------------------           -----------------------------------------
   Cost of revenue                           $           24,500      $          13,300
   Selling and marketing expense                         30,600                 32,100
   General and administrative expense                   182,900                366,300
   Research and development expense                     104,400                101,500
                                             -----------------------------------------
                                             $          342,400      $         513,200
                                             =========================================

The Company estimated the fair value of each stock-based award granted during the years ended December 31, 2008 and 2007 on the date of grant using a binomial model, with the assumptions set forth in the following table:

                                                2008                2007
                                          ---------------     ---------------
   Estimated volatility                   158.0% - 173.0%     154.2% - 154.4%
   Annualized forfeiture rate                        4.0%       5.1% -   5.4%
   Expected option term (years)                      7.5                 7.5
   Estimated exercise factor                        10.0%               10.0%
   Approximate risk-free interest rate      2.6% -   3.5%                4.6%
   Expected dividend yield                             -                   -

The Company also recognized compensation costs for common shares purchased under its Employee Stock Purchase Plan ("ESPP") during the years ended December 31, 2008 and 2007 applying the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years for each respective year. The time span from the date of grant of ESPP shares to the date of purchase is six months. Additionally, the risk free interest rate was approximately 1.9% - 3.8% for ESPP shares purchased during 2008.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. The Company used the average historical volatility of its daily closing price for each 7.5 year period ended on the end of each quarterly reporting period during 2008 and 2007 as the basis of the volatility component within its calculation for stock-based compensation expense.

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

For grants made during the years ended December 31, 2008 and 2007, the weighted average fair value of ESPP shares was $0.30 and $0.14, respectively.

As of December 31, 2008, there were 7,501,255 options outstanding with a weighted average exercise price of $0.45 per share, a weighted average remaining contractual term of 6.1 years and an aggregate intrinsic value of $0. Of the options outstanding as of December 31, 2008, 6,405,159 were vested, 1,058,045 were estimated to vest in future periods and 38,051 were estimated to be forfeited or expire.

Generally, all options are exercisable immediately upon grant and they vest ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

As of December 31, 2008, there was approximately $159,800 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested awards. That cost is expected to be recognized over a weighted-average period of approximately one year.

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

Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2008 and 2007, 19,268,955 and 17,936,986 shares of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive, respectively.

Comprehensive Loss. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. The individual components of comprehensive income
(loss) are reflected in the consolidated statement of operations. For the years ended December 31, 2008 and 2007, there were no changes in equity (net assets) from non-owner sources.

New Accounting Pronouncements. In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective as of November 15, 2008. The adoption of SFAS 162 did not have a material impact on results of operations, cash flows or financial position.

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

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about a company's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS 161 and does not expect adoption to have a material impact on results of operations, cash flows or financial position.

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

2.   Impairment of Patents.

During the fourth quarter of 2008, the Company recorded an asset impairment charge of $868,200 against certain of its patent assets related to its Intellectual Property segment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In the case of its patents assets, the Company performs such review at least annually. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of a long-lived asset should be reviewed include the following:

   o  A significant decrease in the market value of an asset;
   o  A significant change in the extent or manner in which an asset is used;
   o A significant adverse change in the business climate that could affect the value of the asset; and
   o  Current and historical operating or cash flow losses.

The Company determined that due to its limited cash availability it will not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of the NES patents that were not involved in any of its on-going litigation as of December 31, 2008; thus, the Company reduced them to a net realizable value of $0 as of December 31, 2008. No such impairment charge was recorded during 2007.

The following table summarizes the impact of the patent impairment charge recorded in the Company's Intellectual Property segment for 2008:

                  Net Book                        Net Book
                    Value                           Value
                   Before                          After
                 Impairment       Impairment     Impairment
               ---------------------------------------------
      Patents  $  1,852,200    $    868,200    $    984,000

After giving effect to the impairment charge outlined above, patents as of December 31, 2008 and 2007 consisted of the following:

   As of December 31,                    2008          2007
   ------------------               --------------------------
   Patents                          $ 4,472,200    $ 5,340,400
   Less: accumulated amortization     3,488,200      2,599,100
                                    --------------------------
                                    $   984,000    $ 2,741,300
                                    ==========================

Patent amortization expense for the year ended December 31, 2008 aggregated $889,100. Estimated aggregate annual amortization expense for the patents for future years ending December 31 is as follows:

                    2009        $     472,300
                    2010              472,300
                    2011               39,400
                                -------------
                    Total       $     984,000
                                =============

3.  Property and Equipment.

Property and equipment as of December 31, 2008 and 2007 consisted of the following:

   As of December 31,                                       2008         2007
                                                      ---------------------------
   Equipment                                          $    995,100   $    862,300
   Furniture                                               236,000        239,400
   Leasehold improvements                                   23,000         24,900
                                                      ---------------------------
                                                         1,254,100      1,126,600


   Less: accumulated depreciation and amortization       1,071,400        991,900
                                                      ---------------------------
                                                      $    182,700   $    134,700
                                                      ===========================

Aggregate property and equipment depreciation expense for the years ended December 31, 2008 and 2007 was $83,000 and $69,600, respectively.

4.  Accrued Expenses.

Accrued expenses as of December 31, 2008 and 2007 consisted of the following:

   As of December 31,            2008           2007
                            ----------------------------
   Professional fees        $    107,200    $    124,500
   Software licensing fees        28,400               -
   Income taxes payable              400          50,600
   Other                          19,800          47,800
                            ----------------------------
                            $    155,800    $    222,900
                            ============================

5.  Other Liabilities.

During March 2008, the Company entered into a three year agreement with a software vendor to provide the Company with software, training and support services. Other liabilities are comprised of the final principal payment due under such agreement. A similar amount, which is due and payable during April 2009, has been accrued as a component of accrued expenses. The initial payment, plus interest, was made during the nine-month period ended September 30, 2008. See Note 11.

Interest, which aggregates approximately $6,700 over the three-year agreement, is expensed ratably upon payment.

6.  Stockholders' Equity.

Common Stock. During 2008 and 2007 the Company issued 39,891 and 51,629 shares of common stock to employees in connection with its Employee Stock Purchase Plan, resulting in cash proceeds of $8,300 and $7,100, respectively.

During 2008, the Company awarded 75,000 restricted shares of common stock to a non-executive employee, which will vest in three equal installments, ratably, on each of the first three grant date anniversaries, assuming that employee's continued service with the Company. The shares were awarded at $0.38, the fair market value on the date of the award. The Company recognized approximately $9,500 of non-cash stock-based compensation expense associated with this award, which was reported as research and development expense. (See Note 1).

During 2007, the Company issued 200,000 performance-based restricted shares of common stock to a non-executive employee, upon that employee's satisfaction of certain performance-based criteria. Such restricted shares will vest in two equal installments, ratably, on each of the first two grant date anniversaries, assuming that employee's continued service with the Company. The shares were awarded at $0.16, the fair market value on the date of the award. The Company recognized approximately $9,800 and $15,300 of non-cash stock-based compensation expense associated with this award for 2008 and 2007, respectively, which was reported as research and development expense. (See Note 1).

During the year ended December 31, 2008, the Company repurchased 294,000 shares of its common stock, at an average price of $0.30, for an aggregate cost of $87,700 in accordance with the stock buy-back program authorized by its Board during January 2008. The stock buy-back program commenced during 2008. As of December 31, 2008, approximately $912,300 of the Board approved $1,000,000 stock buy back program remained available for future purchases. The Company is not obligated to repurchase any specific number of shares and the program may be suspended or terminated at any time at the Company's discretion.

The following is a summary of the Company's share repurchases of its common stock during the year ended December 31, 2008 under the Board authorized buy back program:

                                          Total Number
                                           of Shares                   Approximate
                                           Purchased      Total       Dollar Value
   Three-Month      Total                  as Part of    Dollars     of Shares That
     Period       Number of    Average      Publicly    Purchased      May Yet Be
    Ended in       Shares     Price Per    Announced    Under the    Purcahsed Under
      2008        Purchased     Share       Program      Program       the Program
   -------------------------------------------------------------------------------
   March 31             -           -             -            -
   June 30              -           -             -            -
   September 30    294,000    $  0.30        294,000    $ 87,700
   December 31          -           -             -            -
                  ---------               -----------------------
     Totals        294,000    $  0.30        294,000    $ 87,700       $  912,300
                  =========               =======================

Stock Purchase Warrants. As of December 31, 2008, the following common stock warrants were issued and outstanding:

                                    Shares
                                  subject to       Exercise     Expiration
   Issued with respect to:          warrant         price         date
   -----------------------        ---------------------------------------
   2004 Private placement          2,750,000       $   0.33        01/09
   2004 Private placement            470,000       $   0.23        01/09
   2005 Private placement          8,147,700       $   0.40        02/10
   2005 Private placement          1,481,500       $   0.27        02/10

Subsequent to December 31, 2008, all warrants with respect to the 2004 Private Placement expired unexercised.

1996 Stock Option Plan. In May 1996 the Company's 1996 Stock Option Plan (the "96 Plan") was adopted by its Board and approved by its stockholders. The 96 Plan is restricted to employees, including officers, and to non-employee directors. As of December 31, 2006, the 96 Plan expired and no future options may be granted from this plan.

As of December 31, 2008, options to purchase 54,625 shares of common stock were outstanding. No options previously granted under the 96 Plan were exercised during the years ended December 31, 2008 or 2007.

1998 Stock Option/Stock Issuance Plan. In June 1998 the Company's 1998 Stock Option/Stock Issuance Plan (the "98 Plan") was adopted by its Board and approved by its stockholders. Pursuant to the terms of the 98 Plan, options or stock may be granted and issued, respectively, to officers and other employees, non-employee directors and independent consultants who render services to the Company. As of December 31, 2008, the Company is authorized to issue options to purchase up to 4,455,400 shares of common stock or stock in accordance with the terms of the 98 Plan.

Under the 98 Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant. The purchase price of stock issued under the 98 Plan shall also not be less than 85% of the fair market value of the Company's stock on the date of issuance or as a bonus for past services rendered to the Company. As of December 31, 2008, options to purchase 3,418,661 shares of common stock were outstanding, 823,904 options had been exercised, 248,157 shares of common stock had been issued directly under the 98 Plan, an aggregate 40,558 unvested options and common stock previously issued had been repurchased and 5,236 shares remained available for grant/issuance.

During the year ended December 31, 2008, options to purchase 215,000 shares of common stock, with a weighted average grant date fair value of $0.38 per share, were granted under the 98 Plan. No options were granted under the 98 Plan during the year ended December 31, 2007.

During the year ended December 31, 2007 the total intrinsic value of options exercised that had been previously granted under the 98 Plan was $50,000. No such options were exercised during the year ended December 31, 2008.

Supplemental Stock Option Plan. In May 2000, the Board approved an additional stock option plan (the "Supplemental Plan"). Pursuant to the terms of the Supplemental Plan, options are restricted to employees who are neither officers nor directors at the grant date. As of December 31, 2008, the Company is authorized to issue options to purchase up to 400,000 shares of common stock in accordance with the terms of the Supplemental Plan.

Under the Supplemental Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company's common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company's common stock, at least 110% of the fair market value of the Company's common stock on the date of the grant. As of December 31, 2008, options to purchase 386,757 shares of common stock were outstanding and 13,243 remained available for issuance under the Supplemental Plan.

During the year ended December 31, 2007, options to purchase 15,000 shares of common stock, with a weighted average grant date fair value of $0.16 per share, were granted under the Supplemental Plan. During the year ended December 31, 2008, options to purchase 25,000 shares of common stock, with a weighted average grant date fair value of $0.38 per share, were granted under the Supplemental Plan.

No options previously granted under the Supplemental Plan were exercised during the years ended December 31, 2008 or 2007.

NES Stock Option Plan. In January 2005, the Board approved an additional stock option plan (the "NES Plan"). Pursuant to the terms of the NES Plan, options are restricted to a named employee who was neither an officer nor director of the Company at the grant date. The Company is authorized to issue options to purchase up to 1,000,000 shares of common stock in accordance with the terms of the NES Plan.

Under the NES Plan the exercise price of options granted is to be equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2008, options to purchase 1,000,000 shares of common stock were outstanding and none remained available for issuance under the NES Plan.

No options were granted under the NES Plan during the years ended December 31, 2008 or 2007.

GG Stock Plan. In February 2005, the Board approved an additional stock option plan (the "GG Plan"). Pursuant to the terms of the GG Plan, options are restricted to a named employee who was neither an officer nor director of the Company at the grant date. The Company is authorized to issue options to purchase up to 250,000 shares of common stock in accordance with the terms of the GG Plan.

Under the GG Plan the exercise price of options granted is to be equal to the fair market value of the Company's common stock on the date of the grant. As of December 31, 2008, options to purchase 250,000 shares of common stock were outstanding and none remained available for issuance under the GG Plan.

No options were granted under the GG Plan during the years ended December 31, 2008 or 2007.

2005 Equity Incentive Plan. In December 2005, the Company's 2005 Equity Incentive Plan (the "05 Plan") was adopted by the Board and approved by the stockholders. Pursuant to the terms of the 05 Plan, options or performance vested stock may be granted to officers and other employees, non-employee directors and independent consultants and advisors who render services to the Company. The Company is authorized to issue options to purchase up to 3,500,000 shares of common stock or performance vested stock in accordance with the terms of the 05 Plan.

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

Under the 05 Plan the exercise price of non-qualified stock options granted is to be no less than 100% of the fair market value of the Company's common stock on the date the option is granted. The exercise price of incentive stock options granted is to be no less than 100% of the fair market value of the Company's common stock on the date the option is granted provided, however, that if the recipient of the incentive stock option owns greater than 10% of the voting power of all shares of the Company's capital stock then the exercise price will be no less than 110% of the fair market value of the Company's common stock on the date the option is granted. The purchase price of the performance-vested stock issued under the 05 Plan shall also not be less than 100% of the fair market value of the Company's common stock on the date the performance-vested stock is granted. As of December 31, 2008, options to purchase 2,366,212 shares of common stock were outstanding, awards of 1,075,000 shares of restricted common stock had been granted, 5,000 options had been exercised and 53,788 remained available for issuance.

During the year ended December 31, 2007, options to purchase 835,000 shares of common stock, with a weighted average grant date fair value of $0.17 per share, were granted under the 05 Plan. During the year ended December 31, 2008, options to purchase 715,000 shares of common stock, with a weighted average grant date fair value of $0.37 per share, were granted under the 05 Plan. Also, during the year ended December 31, 2008, 75,000 shares of restricted stock, with a grant date fair value of $0.38 per share, were granted to a non-executive employee under the 05 Plan. No shares of restricted stock were granted under the 05 Plan during the year ended December 31, 2007.

During the year ended December 31, 2007, the total intrinsic value of options exercised that had been previously issued under the 05 Plan was $0. No such options were exercised during the year ended December 31, 2008.

During the year ended December 31, 2007, 300,000 shares awarded under the 05 Plan vested. Such shares had a weighted average grant date fair value of $0.16 per share. During the year ended December 31, 2008, 400,000 shares awarded under the 05 Plan vested. Such shares had a weighted average grant date fair value of $0.16 per share.

2008 Equity Incentive Plan. In November 2008, the Board approved an additional stock option/stock issuance plan (the "08 Plan"). Pursuant to the terms of the 08 Plan, options or restricted stock may be granted to officers and other employees, non-employee directors and independent consultants and advisors who render services to the Company. The Company is authorized to issue options to purchase up to 3,000,000 shares of common stock or restricted stock in accordance with the terms of the 08 Plan.

In the case of a restricted stock award, the entire number of shares subject to such award would be issued at the time of the grant and subject to vesting provisions based on time or performance conditions specified by the Board or an authorized committee of the Board. For awards based on time, should the grantee's service to the Company end before full vesting occurred, all unvested shares would be forfeited and returned to the Company. In the case of awards granted with vesting provisions based on specific performance conditions, if those conditions are not met, then all shares would be forfeited and returned to the Company. Until forfeited, all shares issued under a performance vested stock award would be considered outstanding for dividend, voting and other purposes.

Under the 08 Plan the exercise price of options granted is to be no less than 100% of the fair market value of the Company's common stock on the date the option is granted. The purchase price of performance-vested stock issued under the 08 Plan shall also not be less than 100% of the fair market value of the Company's common stock on the date the performance-vested stock is granted. As of December 31, 2008, options to purchase 25,000 shares of common stock were outstanding and 2,975,000 remained available for issuance.

During the year ended December 31, 2008, options to purchase 25,000 shares of common stock, with a weighted average grant date fair value of $0.09 per share, were granted under the 08 Plan.

No options previously granted under the 08 Plan were exercised during 2008.

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

Pursuant to the terms of the ESPP, shares of common stock are offered through a series of successive offering periods, each with a maximum duration of six months beginning on the first business day of February and August each year. The purchase price of the common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of such shares on the start date of an offering period or the fair market value of such shares on the last day of such offering period. As of December 31, 2008, the ESPP is authorized to offer for sale to participating employees 400,000 shares of common stock, of which, 347,790 shares have been purchased and 52,210 are available for future purchase.

A summary of the status of the Company's stock option plans as of December 31, 2008 and 2007, and changes during the years then ended is presented in the following table:

                                        2008                    2007
                               ----------------------   ------------------
                                             Weighted               Weighted
                                              Average                Average
                                             Exercise               Exercise
   Options Outstanding            Shares      Price       Shares      Price
   --------------------------  -----------   --------   ----------- --------
   Beginning                    6,569,286     $ 0.46     6,876,613   $ 0.45
   Granted                        980,000       0.37       850,000     0.17
   Exercised                            -          -      (505,000)    0.12
   Forfeited or expired           (48,031)      0.26      (652,327)    0.26
                               ----------               -----------
   Ending                       7,501,255       0.45     6,569,286     0.46
                               ==========               ===========
   Exercisable at year-end      7,501,255       0.45     6,569,286     0.46
                               ==========               ===========
   Weighted average fair
   value of options granted
   during the period                          $ 0.33                 $ 0.15

The following table summarizes information about stock options outstanding as of December 31, 2008:

                                     Options Outstanding               Options Exercisable
                       ---------------------------------------------------------------------
                                                         Weighted                   Weighted
                         Number           Weighted        Average      Number        Average
                       Outstanding    Average Remaining  Exercise   Exercisable     Exercise
    Exercise Price     Dec.31, 2008   Contractual Life     Price    Dec.31, 2008      Price
   -----------------------------------------------------------------------------------------
   $ 0.08  -  $ 0.21     2,133,253        6.81   Yrs.     $ 0.18      2,133,253       $ 0.18
   $ 0.23  -  $ 0.38     1,891,216        7.23   Yrs.     $ 0.35      1,891,216       $ 0.35
   $ 0.39  -  $ 0.43     1,615,900        4.81   Yrs.     $ 0.42      1,651,900       $ 0.42
   $ 0.46  -  $ 0.56     1,601,500        5.93   Yrs.     $ 0.49      1,601,500       $ 0.49
   $ 0.91  -  $ 7.31       259,386        1.55   Yrs.     $ 3.23        259,386       $ 3.23
                        ----------                                    ---------
                         7,501,255        6.11   Yrs.     $ 0.45      7,501,255       $ 0.45
                        ==========                                    =========

7. Income Taxes.

The components of the (benefit) provision for income taxes consisted of the following:

                     For the Year Ended December 31,
                     -------------------------------
   Current                2008             2007
   -------           --------------   --------------
   Federal            $           -    $     (10,300)
   State                          -           36,100
   Foreign                  (11,700)          16,300
                     --------------   --------------
                            (11,700)          42,100
                     --------------   --------------
   Deferred
   --------
   Federal            $           -    $           -
   State                          -                -
   Foreign                        -                -
                     --------------   --------------
                                  -                -
                     --------------   --------------
   Total              $     (11,700)   $      42,100
                     ==============   ==============

The following summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34%:

                                                          Year Ended December 31,
                                                      ----------------------------
                                                          2008             2007
                                                      -----------      -----------
   Federal income tax (benefit) at statutory rate     $  (877,300)     $    80,100
   State income taxes, net of federal benefit                   -           36,100
   Foreign taxes                                          (11,700)          16,300
   Patent impairment write down                           295,200                -
   Temporary differences                                   54,200          727,800
   Federal net operating loss not utilized (applied)      461,400         (771,300)
   Stock-based compensation expense                        59,800          (26,100)
   Compensation expense - non-qualified stock options           -          (17,000)
   Meals and entertainment (50%)                            6,700            6,500
   Accrual reversal                                             -          (10,300)
                                                      -----------      -----------
   Provision for income tax                           $   (11,700)     $    42,100
                                                      ===========      ===========

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes, as follows:

                                                                     December 31,
                                                          -----------------------------
                                                               2008             2007
                                                          ------------     ------------
   Net operating loss carryforwards                       $ 14,735,000     $ 14,105,000
   Tax credit carryforwards                                  1,059,000        1,059,000
   Capitalized software                                              -           (1,000)
   Depreciation and amortization                               123,000        1,230,000
   Compensation expense - non-qualified stock options          230,000          235,000
   Deferred revenue and maintenance service contracts        1,037,000        1,318,000
   Reserves and other                                           74,000          148,000
                                                          ------------     ------------
   Total deferred tax assets                                17,258,000       18,094,000
   Deferred tax liability - patent amortization               (394,000)      (1,097,000)
                                                          ------------     ------------
   Net deferred tax asset                                   16,864,000       16,997,000
   Valuation allowance                                     (16,864,000)     (16,997,000)
                                                          ------------     ------------
   Net deferred tax asset                                 $          -     $          -
                                                          ============     ============

For financial reporting purposes, with the exception of the year ended December 31, 2007, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2008 and 2007. The net change in valuation allowance was ($133,000) and $381,000 for the years ended December 31, 2008 and 2007, respectively, and was due primarily to changes in the amount of net operating losses and patent amortization and impairment.

At December 31, 2008, the Company had approximately $41 million of federal net operating loss carryforwards and approximately $14 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carry forward will begin to expire in 2018 and the California state loss carry forward will begin to expire in 2010. During the year ended December 31, 2008, the Company did not utilize any of its federal or California net operating losses.

During the year ended December 31, 2007, the Company utilized $2,268,700 and $1,289,000 of its federal and California net operating losses, respectively

Under the Tax Reform Act of 1986, (the "86 TRA Act") the amounts of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined in the 86 TRA Act, over a three year period.

At December 31, 2008, the Company had approximately $1 million of federal research and development tax credits that will begin to expire in 2012.

8. Concentration of Credit Risk.

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents, trade receivables and notes receivable. The Company places cash and cash equivalents with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2008, the Company had approximately $3,408,300 and $12,300 of cash and cash equivalents with financial institutions, in excess of FDIC and SIPC insurance limits, respectively. As of December 31, 2007, the Company had $5,135,500 of cash and cash equivalents with financial institutions in excess of FDIC insurance limits. As of December 31, 2007, the Company had no cash or cash equivalents at institutions in excess of SIPC limits.

For the year ended December 31, 2008, the three customers the Company considered its most significant, namely; Alcatel-Lucent, FrontRange and Ericsson, respectively, accounted for approximately 15.3%, 6.2% and 7.3%, respectively, of total software product sales. These three customers' December 31, 2008 year-end accounts receivable balances represented approximately 23.3%, 5.1%, and 10.0% of reported net accounts receivable.

For the year ended December 31, 2007, the three customers the Company considered its most significant, namely; Alcatel-Lucent, FrontRange and Ericsson, respectively, accounted for approximately 21.3%, 8.1% and 5.0%, respectively, of total software product sales. These three customers' December 31, 2007 year-end accounts receivable balances represented approximately 43.2%, 2.6%, and 8.9% of reported net accounts receivable and included a significant sale made to the Company's largest customer during the last few days of December 2007.

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

On March 16, 2009, Juniper initiated a proceeding against the Company and one of its resellers in the United States District Court in the Eastern District of Virginia alleging infringement of one of their patents, namely; U.S, Patent No. 6,243,752 (the "'752 patent") which protects Juniper's unique method of transmitting data between a host computer and a terminal computer. The Company has not yet responded to the claim.

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

The Company currently occupies approximately 150 square feet of office space in Irvine, California, under a lease that expires in March 2009. Under the terms of the lease, monthly rental payments are approximately $1,100.

Future minimum lease payments, which consist entirely of leases for office space, are set forth below. The table assumes that the Company will occupy all currently leased facilities for the full term of each respective lease:

   Year ending December 31,
        2009                      $  137,200
        2010                      $   51,100
        2011                      $   27,800

Rent expense aggregated approximately $191,200 and $195,700 for the years ended December 31, 2008 and 2007, respectively.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director's serving in such capacity. Generally, the term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2008.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

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

10.  Employee 401(k) Plan.

In December 1998, the Company adopted a 401(k) Plan (the Plan) to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2008 and 2007, the Company contributed a total of approximately $34,000 and $39,600, to the Plan, respectively.

11. Supplemental Disclosure of Cash Flow Information.

The following is supplemental disclosure for the statements of cash flows.

                             Year Ended December 31,
                            -------------------------
                                 2008          2007
           Cash paid:       -------------------------
           Income taxes     $   47,900     $  14,000
           Interest         $    2,200     $       -

During the year ended December 31, 2008, the Company capitalized approximately $28,200 of fixed assets, related to software purchased for internal use, and recorded approximately $15,200 of other assets, related to future support services for the software purchased, for which no cash was disbursed. The Company accrued $15,000 as a current liability and $28,400 as a long term liability, for these items. See Note 5.

12.  Litigation.

On August 13, 2008, the Company initiated a proceeding against Google Inc. ("Google") in the United States District Court in the Eastern District of Texas alleging infringement of four of its patents, namely; U.S. Patent Nos. 6,324,538, 6,850,940, 7,028,034 and 7,269,591, which protect its unique method of maintaining an automated and network-accessible database. The suit alleges that Google infringes the Company's patents on their Web sites. The suit seeks permanent injunctive relief along with unspecified damages. On October 8, 2008, Google filed its Answers and Counterclaims seeking a declaratory judgment that they do not infringe the patents referenced in the suit and that each of the patents in the suit are invalid and unenforceable. On October 31, 2008, the Company filed its answers to each of the counterclaims.

On March 10, 2008, the Company initiated a proceeding against Classified Ventures, LLC; IAC/InterActiveCorp; Match.com (an operating business of IAC/InterActiveCorp); Yahoo! Inc.; eHarmony.com; and CareerBuilder, LLC in the United States District Court in the Eastern District of Texas alleging infringement of four of the Company's patents, namely; U.S. Patent Nos. 6,324,538, 6,850,940, 7,028,034 and 7,269,591 which protect the Company's unique method of maintaining an automated and network-accessible database. The suit alleges that the named companies infringe these patents on each of their Web sites. The suit seeks permanent injunctive relief along with unspecified damages. During late April and early May 2008, the opposing parties in the proceeding filed their Answers and Counterclaims seeking a declaratory judgment that they do not infringe the patents in the suit and that each of the patents in the suit are invalid and unenforceable. On June 5, 2008, the Company filed its answers to each of the opposing parties' counterclaims. On August 13, 2008, the opposing parties filed their respective motions for early hearing on inequitable conduct. Responses and replies were filed during August and September 2008 addressing this motion. On August 21, 2008, IAC/interactive Corp. was dismissed from the lawsuit without prejudice. On December 2, 2008 the court issued a Docket Control Order setting the dates of April 27, 2011 for the Markman Hearing and November 7, 2011 for jury selection.

On August 28, 2007, the Company filed a proceeding against Juniper Networks, Inc. ("Juniper") in the United States District Court in the Eastern District of Texas alleging that certain of Juniper's products infringe three of the Company's patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the "'014," "'798" and "'336" patents, respectively) which protect the

Company's fundamental network security and firewall technologies. The Company seeks preliminary and permanent injunctive relief along with unspecified damages and fees. Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe the `014, `798 and `336 patents and that all three of these patents are invalid and unenforceable. Subsequent to October 26, 2007 and through March 18, 2009, the Company and Juniper have filed further replies and responses addressing the issues raised in the original complaint and Juniper's Answer and Counterclaims. On May 30, 2008 the court issued a Docket Control Order setting the dates of April 7, 2010 for the Markman Hearing and July 6, 2010 for jury selection. Also on May 30, 2008, the Company served its Asserted Claims and Infringement Contentions. On July 25, 2008, the Company filed an amended complaint removing the `336 patent from its infringement claim. Juniper responded with its answer and counterclaim to the amended complaint on August 11, 2008. On September 5, 2008, the Company filed a second amended complaint to correct Juniper's corporate name, which was followed by Juniper's answer and the Company's reply during October 2008. On January 27, 2009, Juniper filed a motion to change the venue to the Northern District of California.

On March 16, 2009 Juniper initiated a proceeding against the Company and one of its resellers in the United States District Court in the Eastern District of Virginia alleging infringement of one of their patents, namely; U.S, Patent No. 6,243,752 (the "'752" patent) which protects Juniper's unique method of transmitting data between a host computer and a terminal computer. The Company has not yet responded to the claim.

Separately, Juniper has petitioned the United States Patent and Trademark Office (the "PTO") to reexamine the `014 and `798 patents. On April 17, 2008, the PTO ordered the reexamination of the `798 patent, and on July 25, 2008, the PTO ordered the reexamination of the `014 patent. Juniper has also asked the PTO to reexamine the Company's U.S. Patent No. 7,127,464 (the "'464" patent), a patent unrelated to any litigation. The PTO ordered the reexamination of the `464 patent on April 17, 2008.

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

13.  Segment Information.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments. This standard requires segmentation based on the Company's internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to operate the business prepared in methods consistent with accounting principles generally accepted in the United States. The segments were defined in order to allocate resources internally. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. For the years ended December 31, 2008 and 2007, the Company has determined that it operated its business in two segments, namely Software and Intellectual Property.

Segment revenue was as follows:

                                                            Increase (Decrease)
                                                         -----------------------
   Year Ended December 31,       2008          2007         Dollars   Percentage
   ----------------------------------------------------------------------------
   Software                 $ 6,708,700   $  5,235,600    $ 1,473,100     28.1%
   Intellectual Property              -      6,250,000     (6,250,000)  (100.0)
                            -----------------------------------------
   Consolidated Total       $ 6,708,700   $ 11,485,600     (4,776,900)   (41.6)%
                            =========================================

Segment operating income (loss) was as follows:

   Year Ended December 31           2008            2007
   --------------------------------------------------------
   Software                   $    (54,200)   $ (1,413,700)
   Intellectual Property (1)    (2,666,100)      1,590,700



   Unallocated                      81,800          58,600
                              ----------------------------
   Consolidated Total         $ (2,638,500)   $    235,600
                              ============================

(1) The year ended December 31, 2008 includes the $868,200 patent impairment charge (Note 2) recorded against certain of the Company's patents assets.

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

As of December 31, 2008 segment fixed assets (long-lived assets) were as follows:

                                           Accumulated
                                           Depreciation       Net,
                            Cost Basis    /Amortization   as Reported
                           ------------------------------------------
   Software                $  1,254,200   $ (1,071,500)   $   182,700
   Intellectual Property      4,472,200     (3,488,200)       984,000
   Unallocated                   20,200              -         20,200
                           ------------------------------------------
                           $  5,746,600   $ (4,559,700)   $ 1,186,900
                           ==========================================

The Company does not allocate other assets, which consists primarily of deposits, to its segments. The Company does not maintain any significant long-lived assets outside of the United States.

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

None

ITEM 9A(T).     CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.   OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning each of our directors and executive officers as of March 18, 2009.

   Name                Age     Position
   -------------------------------------------------------------------
   Robert Dilworth      67     Chairman of the Board of Directors and
                               Chief Executive Officer
   William Swain        68     Chief Financial Officer and Secretary
   August P. Klein      72     Director
   Michael Volker       60     Director
   Gordon Watson        73     Director

Robert Dilworth, age 67, has served as one of our directors since July 1998 and was appointed Chairman in December 1999. In January 2002, Mr. Dilworth was appointed Interim Chief Executive Officer. Mr. Dilworth was appointed our full-time Chief Executive Officer in September 2006. From 1987 to 1998, Mr. Dilworth served as the Chief Executive Officer and Chairman of the Board of Metricom, Inc., a leading provider of wireless data communication and network solutions. Prior to joining Metricom, from 1985 to 1988, Mr. Dilworth served as President of Zenith Data Systems Corporation, a microcomputer manufacturer. Earlier positions included: Chief Executive Officer and President of Morrow Designs; Chief Executive Officer of Ultramagnetics; Group Marketing and Sales Director of Varian Associates Instruments Group; Director of Minicomputer Systems at Sperry Univac; and Vice President of Finance and Administration at Varian Data Machines. Mr. Dilworth is currently a director of eOn Communications and Amber Communications. Mr. Dilworth previously served as director of Mobility Electronics, Get2Chip.com, Inc., Sky Pipeline and Yummy Interactive.

William Swain, age 68, has served as our Chief Financial Officer and Secretary since March 2000. Mr. Swain was a consultant from August 1998 until February 2000, working with entrepreneurs in the technology industry in connection with the start-up and financing of new business opportunities. Mr. Swain was Chief Financial Officer and Secretary of Metricom Inc., from January 1988 until June 1997, during which time he was instrumental in private financings as well as Metricom's initial public offering and subsequent public financing activities. Mr. Swain continued as Senior Vice President of Administration with Metricom from June 1997 until July 1998. Prior to joining Metricom, Mr. Swain held top financial positions with leading companies in the computer industry, including Morrow Designs, Varian Associates and Univac. Mr. Swain holds a Bachelors degree in Business Administration from California State University of Los Angeles and is a Certified Public Accountant in the State of California.

August P. Klein, age 72, has served as one of our directors since August 1998. In 1995 Mr. Klein founded JSK Corporation, a general contracting firm. Mr. Klein was an initial member of JSK Corporation's board of directors and served as its initial Chief Executive Officer until his retirement in 1999. Mr. Klein remains a member of JSK Corporation's board of directors. From 1989 to 1993, Mr. Klein was founder and Chief Executive Officer of Uniquest, Inc., an object-oriented application software company. From 1984 to 1988, Mr. Klein served as Chief Executive Officer of Masscomp, Inc., a developer of high performance real time mission critical systems and UNIX-based applications. Mr. Klein has served as Group Vice President, Serial Printers at Data Products Corporation and President and Chief Executive Officer at Integral Data Systems, a manufacturer of personal computer printers. Mr. Klein spent 25 years with IBM Corporation, rising to a senior executive position as General Manager of the Retail/Distribution Business Unit. Mr. Klein is a director of QuickSite Corporation and has served as a trustee of the Computer Museum in Boston, Massachusetts since 1988. Mr. Klein holds a B.S. in Mathematics from St. Vincent College.

Michael Volker, age 60, has served as one of our directors since July 2001. Since 1996 Mr. Volker has been Director of Simon Fraser University's Industry Liaison Office. He is also Chief Executive Officer of WUTIF Capital, an "angel" fund that invests in technology startup companies. From 1996 to 2001, Mr. Volker was Chairman of the Vancouver Enterprise Forum, a non-profit organization dedicated to the development of British Columbia's technology enterprises. From 1987 to 1996, Mr. Volker was Chief Executive Officer and Chairman of the Board of Directors of RDM Corporation, a developer of specialized hardware and software products for both Internet electronic commerce and paper payment processing. From 1988 to 1992, Mr. Volker was Executive Director of BC Advanced Systems Institute, a hi-tech research institute. Since 1982, Mr. Volker has been active in various early stage businesses as a founder, investor, director and officer. Mr. Volker, a registered professional engineer in the Province of British Columbia, holds a Bachelor's and Master's degree from the University of Waterloo. Mr. Volker is also a director of Visiphor Corporation, Plutonic Power Corporation, Cyberlink Technologies, Inc. and Angelwest Capital Corporation.

Gordon Watson, age 73, has served as one of our directors since April 2002. In 1997 Mr. Watson founded Watson Consulting, LLC, a consulting company for early stage technology companies, and has served as its President since its inception. From 1996 to 1997, Mr. Watson served as Western Regional Director, Lotus Consulting of Lotus Development Corporation. From 1988 to 1996, Mr. Watson held various positions with Platinum Technology, Incorporated, most recently serving as Vice President Business Development, Distributed Solutions. Earlier positions included: Senior Vice President of Sales for Local Data, Incorporated; President, Troy Division, Data Card Corporation; and Vice President and General Manager, Minicomputer Division, Computer Automation, Incorporated. Mr. Watson also held various executive and director level positions with TRW, Incorporated, Varian Data Machines, and Computer Usage Company. Mr. Watson holds a Bachelors of Science degree in electrical engineering from the University of California at Los Angeles and has taught at the University of California at Irvine. Mr. Watson is also a director of PATH Reliability, SoftwarePROSe, Inc. and Pound Hill Software.

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

Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information for the fiscal years ended December 31, 2008 and 2007, respectively, concerning compensation we paid to our Chief Executive Officer and our other executive officers whose total compensation exceeded $100,000 for the year ended December 31, 2008.

                                  Summary Compensation Table
   -------------------------------------------------------------------------------------------
   Name and                                            Option         All Other
   Principal Position          Year      Salary       Awards (1)     Compensation     Total
   -------------------------------------------------------------------------------------------
   Robert Dilworth             2008     $ 311,131     $  35,743      $         -     $ 346,874
   Chief Executive Officer     2007     $ 296,852     $  36,734      $         -     $ 333,586
   -------------------------------------------------------------------------------------------
   William Swain               2008     $ 157,511     $  22,045      $  2,000 (2)    $ 181,556
   Chief Financial Officer     2007     $ 149,569     $  28,085      $  2,000 (2)    $ 179,654

(1) The amounts listed in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the respective fiscal year in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," ("FAS No. 123R"), and include amounts from awards granted in and prior to 2008 and 2007, respectively. Prior to our adoption of FAS No. 123R, on January 1, 2006, we used the intrinsic-value method, as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and interpretations thereof (collectively "APB 25"). We estimated the fair value of stock options at their grant date by using the Black-Scholes option pricing model with the following weighted average assumptions for grants made prior to 2006 that are included in the Summary Compensation Table: dividend yield, 0; risk free interest of 1.5% to 2.5%; expected volatility of 60%; and an expected life of 5 years. The assumptions used in the valuations of the stock options awarded in 2008 and 2007, subsequent to our adoption of FAS No. 123R, are set forth in Note 1 to our consolidated financial statements, appearing in Item 8, "Financial Statements and Supplementary Data," in this Annual Report.

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

The recognized stock-based compensation expense listed as Option Awards for Mr. Dilworth in the above Summary Compensation Table for the year ended December 31, 2008 was derived from option awards made on January 27, 2005, January 26, 2006, January 15, 2007 and January 2, 2008 in the amount of 200,000, 125,000, 125,000 and 125,000 options, respectively, at exercise prices of $0.43, $0.21, $0.17 and $0.38 per share, respectively.

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

The recognized stock-based compensation expense listed as Options Awards for Mr. Swain in the above Summary Compensation Table for the year ended December 31, 2008 was derived from option awards made on January 27, 2005, January 26, 2006, January 15, 2007 and January 2, 2008 in the amount of 160,000, 75,000, 75,000 and 75,000 options, respectively, at exercise prices of $0.43, $0.21, $0.17 and $0.38 per share, respectively.

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

Outstanding Equity Awards at Fiscal Year-End

              Outstanding Equity Awards At Fiscal Year-End
   --------------------------------------------------------------------
                                            Option Awards (1)
                               ----------------------------------------
                                Number of
                               Securities
                               Underlying
                               Unexercised       Option         Option
                                 Options        Exercise      Expiration
                               Exercisable       Price           Date
   --------------------------------------------------------------------
   Robert Dilworth             100,000 (2)      $  0.25        03/04/12
   Chief Executive Officer      40,000 (2)      $  0.18        05/04/13
                               300,000 (3)      $  0.34        11/14/14
                               200,000 (2)      $  0.43        01/26/15
                               125,000 (2)      $  0.21        01/25/16
                               125,000 (2)      $  0.17        01/14/17
                               125,000 (2)      $  0.38        01/01/18
   --------------------------------------------------------------------
   William Swain                40,000 (2)      $  0.18        05/04/13
   Chief Financial Officer     380,000 (3)      $  0.34        11/14/14
                               160,000 (2)      $  0.43        01/26/15
                                75,000 (2)      $  0.21        01/25/16
                                75,000 (2)      $  0.17        01/14/17
                                75,000 (2)      $  0.38        01/01/18

      (1) As of December 31, 2008. On January 2, 2009, Mr. Dilworth and Mr. Swain were granted 125,000 and 75,000 options, respectively, at an exercise price of $0.05 per share, with such exercise price being equal to the fair market value on the grant date. All such options were immediately exercisable upon grant and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date. Each of these options will be fully vested on January 2, 2012 and will expire on January 1, 2019. If Mr. Dilworth's or Mr. Swain's employment ceases prior to full vesting of the options, we have the right to repurchase, at the exercise price, any shares issued upon exercise of options not vested.

      (2) All such options were immediately exercisable upon grant and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date. For Mr. Dilworth, the options identified in this footnote were, or will be, fully vested on the following dates: March 4, 2005, May 4, 2006, January 25, 2008, January 25, 2009, January 15, 2010 and January 1, 2011, respectively. For Mr. Swain, the options identified in this footnote were, or will be, fully vested on the following dates: May 4, 2006, January 26, 2008, January 25, 2009, January 15, 2010 and January 1, 2011, respectively. If Mr. Dilworth's or Mr. Swain's employment ceases prior to full vesting of the options, we have the right to repurchase any shares issued upon exercise of options not vested.

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

Compensation of Directors

During the years ended December 31, 2008 and 2007, our non-employee directors were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a board committee, and a $1,500 quarterly retainer. Additionally, non-employee directors are granted stock options periodically, typically on a yearly basis.

                                  Director Compensation
------------------------------------------------------------------------------------
                                 Fees
                              Earned or      Option        All Other
                   Year      Paid in Cash   Awards (1)    Compensation       Total
------------------------------------------------------------------------------------
August Klein       2008       $  18,000     $  22,045     $          -      $ 40,045
                   2007          16,500        31,306                -        47,806
------------------------------------------------------------------------------------
Michael Volker     2008          16,000        22,045                -        38,045
                   2007          15,500        30,662                -        46,162
------------------------------------------------------------------------------------
Gordon Watson      2008          17,000        22,045                -        39,045
                   2007          15,500        30,146                -        45,646

      (1) The amounts listed in the Option Awards column reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008 and 2007, in accordance with FAS No. 123R, and include amounts from awards granted in and prior to 2008 and 2007, respectively. We estimated the fair value of stock options at their grant date by using the Black-Scholes option pricing model with the following weighted average assumptions for grants made prior to 2006 that are included in the Summary Compensation Table: dividend yield, 0; risk free interest of 1.5% to 2.5%; expected volatility of 60%; and an expected life of 5 years. The assumptions used in the valuations of the stock options awarded in 2008 and 2007, subsequent to our adoption of FAS No. 123R, appear in Note 1 to our consolidated financial statements, which appear in Item 8, "Financial Statements and Supplementary Data," in this Annual Report.

The recognized stock-based compensation expense listed as Option Awards for all three non-employee directors in the above table for the year ended December 31, 2008 was derived from option awards made on January 27, 2005, January 26, 2006, January 15, 2007 and January 2, 2008 at exercise prices of $0.43, $0.21, $0.17 and $0.38 per share respectively. On such dates, Messrs. Klein, Volker and Watson were each granted 160,000, 75,000, 75,000 and 75,000 options, respectively. All such options granted to our non-employee directors were immediately exercisable upon their respective grant date and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date.

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2008, the Compensation Committee was comprised of Gordon Watson and August Klein, each of whom is a non-employee director. August Klein is the committee chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 18, 2009, with respect to the beneficial ownership of shares of our common stock held by: (i) each director; (ii) each person known by us to beneficially own 5% or more of our common stock; (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each stockholder is c/o GraphOn Corporation, 5400 Soquel Avenue, Suite A2, Santa Cruz, California 95062.

                                        Number of Shares       Percent
                                        of Common Stock          of
                                         Beneficially           Class
Name and Address of Beneficial Owner     Owned (1)(2)            (%)
----------------------------------------------------------------------
Robert Dilworth (3)                         1,193,820            2.5
William Swain (4)                             915,000            1.9
August P. Klein (5)                           745,760            1.6
Michael Volker (6)                            638,200            1.3
Gordon Watson (7)                             580,000            1.2
AIGH Investment Partners, LLC (8)           9,120,417           18.1
  6006 Berkeley Avenue
  Baltimore, MD  21209
Ralph Wesinger (9)                          4,230,207            8.8
Kennedy Capital Management, Inc. (10)       3,199,498            6.8
  10829 Olive Boulevard
  St. Louis, MO 63141
Paul Packer (11)                            4,111,210            8.4
  60 Broad Street, 38th Floor
  New York, NY 10004
All current executive officers and          4,072,780            8.0
directors as a group (5 persons)(12)

  (1) As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of March 18, 2009 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
  (2) Percentage ownership of our common stock is based on 47,342,292 shares of common stock outstanding as of March 18, 2009.
  (3) Includes 1,140,000 shares of common stock issuable upon the exercise of outstanding options.
  (4) Includes 880,000 shares of common stock issuable upon the exercise of outstanding options.
  (5) Includes 595,000 shares of common stock issuable upon the exercise of outstanding options.
  (6) Includes 560,000 shares of common stock issuable upon the exercise of outstanding options.
  (7) Includes 580,000 shares of common stock issuable upon the exercise of outstanding options.
  (8) Based on information contained in a Schedule 13G/A filed by AIGH Investment Partners, LLC on March 3, 2008. Includes 3,040,139 shares of common stock issuable upon the exercise of outstanding warrants. Orin Hirschman is the managing member of AIGH Investment Partners, LLC.
  (9) Based on information provided to us by Mr. Wesinger. Includes 1,000,000 shares of common stock issuable upon exercise of outstanding options.
  (10) Based on information contained in a Schedule 13G/A filed by Kennedy Capital Management, Inc., an investment advisor, on February 13, 2009. Kennedy Capital Management has the sole power to vote or direct the vote of 2,891,898 shares and the sole power to dispose or direct the disposition of 3,199,498 shares.
  (11) Based on information contained in a Schedule 13G/A filed by Paul Packer and related parties on February 13, 2009. Mr. Packer has sole voting and dispositive power with respect to 1,215,017 shares held or issuable upon exercise of outstanding warrants held by Mr. Packer and Mr. Packer shares voting and dispositive power with respect to an aggregate 2,896,193 shares held or issuable upon exercise of outstanding warrants held by Globis Overseas Fund Ltd. and Globis Capital Partners, LP.
  (12) Includes 3,755,000 shares of common stock issuable upon the exercise of outstanding options.

Equity Compensation Plan Information. The following table sets forth information related to all of our equity compensation plans as of December 31, 2008:

                                        Number of
                                        Securities        Weighted
                                          to be           Average
                                       Issued Upon        Exercise
                                       Exercise of        Price of         Number of
                                       Outstanding       Outstanding      Securities
                                         Options,          Options,        Remaining
                                         Warrants        Warrants and    Available for
Plan Category                           and Rights          Rights      Future Issuance
---------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders:
  1996 Stock Option Plan                    54,625          $  0.80                   -
  1998 Stock Option/Stock                3,418,661          $  0.58               5,236
Issuance Plan
  2005 Equity Incentive Plan             2,366,212          $  0.24              53,788
  Employee Stock Purchase Plan (1)              NA               NA              52,210
Equity compensation plans not
approved by security holders:
  Stock option plans (2)                 1,661,757          $  0.45           2,988,243
                                         ---------                            ---------
Total - all plans                        7,501,255          $  0.45           3,099,477
                                         =========                            =========

(1) Under terms of the employee stock purchase plan, employees who participate in the plan are eligible to purchase shares of common stock. As of December 31, 2008, 347,790 shares had been purchased through the plan, at an average cost of $0.59 per share, and 52,210 shares are available for future purchase.
 (2) (a) In May 2000 our board of directors approved a supplemental stock option plan (the "supplemental plan"). Participation in the supplemental plan is limited to those employees who are, at the time of the option grant, neither officers nor directors. The supplemental plan is authorized to issue options for up to 400,000 shares of common stock. The exercise price per share is subject to the following provisions:

        o The exercise price per share shall not be less than 85% of the fair market value per share of common stock on the option grant date.
        o If the person to whom the option is granted is a 10% shareholder, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the option grant date.
      All options granted are immediately exercisable by the optionee. The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The supplemental plan will terminate no later than April 30, 2010. As of December 31, 2008, options to purchase 386,757 shares were outstanding under the supplemental plan and options to purchase 13,243 shares remained available for issuance.

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

      All options granted under the NES Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. No options vest until after three months from the date of the option grant. Commencing in the fourth month, options representing approximately 8.33% of the shares vest with the remainder vesting ratably over a 32-month period, commencing in the fifth month. The exercise price is immediately due upon exercise of the option. Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The NES Plan will terminate no later than January 31, 2015. As of December 31, 2008, options to purchase 1,000,000 shares of common stock had been issued under the NES plan and no shares remained available for issuance.

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

      All options granted under the GG Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The GG Plan shall terminate no later than February 15, 2015. As of December 31, 2008, options to purchase 250,000 shares of common stock had been issued under the GG Plan and no shares remained available for issuance.

      (d) On November 19, 2008 our board of directors approved a stock option/stock issuance plan (the "08 Plan") pursuant to which options or restricted stock may be granted to officers and other employees, non-employee directors and independent consultants and advisors who render services to the Company. The 08 Plan is authorized to issue options or restricted stock for up to 3,000,000 shares of common stock. Under the 08 Plan the exercise price of options granted is to be no less than 100% of the fair market value of the Company's common stock on the date the option is granted. The purchase price of performance-vested stock issued under the 08 Plan shall also not be less than 100% of the fair market value of the Company's common stock on the date the performance-vested stock is granted.

      In the case of a restricted stock award, the entire number of shares subject to such award would be issued at the time of the grant and subject to vesting provisions based on time or performance conditions specified by the Board or an authorized committee of the Board. For awards based on time, should the grantee's service to the Company end before full vesting occurred, all unvested shares would be forfeited and returned to the Company. In the case of awards granted with vesting provisions based on specific performance conditions, if those conditions are not met, then all shares would be forfeited and returned to the Company. Until forfeited, all shares issued under a performance vested stock award would be considered outstanding for dividend, voting and other purposes.

      All options granted under the 08 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. Under the terms of the 08 Plan, the exercise price of all options issued under the 08 Plan would be equal to the fair market value of our common stock on the date of the grant. Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The 08 Plan shall terminate no later than November 19, 2018. As of December 31, 2008, options to purchase 25,000 shares of common stock had been issued under the 08 Plan, no restricted shares had been awarded and 2,975,000 shares remained available for issuance.

For additional information concerning our equity compensation plans, see Note 6 to our consolidated financial statements appearing in Item 8, "Financial Statements and Supplementary Data," in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information set forth in Item 9 of this Annual Report on Form 10-K concerning director independence is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Macias Gini & O'Connell LLP for the years ended December 31, 2008 and 2007 were as follows:

           Category                     2008          2007
           --------                 ------------------------
           Audit fees               $  144,300    $  154,900
           Audit - related fees              -         1,300
           Tax fees                     15,000        14,000
           Other fees                        -             -
                                    ------------------------
           Totals                   $  159,300    $  170,200
                                    ========================

Audit fees include fees associated with our annual audit, the reviews of our quarterly reports on Form 10-Q, and assistance with and review of documents filed with the Securities and Exchange Commission (the "SEC"). Audit-related fees include consultations regarding revenue recognition rules, and new accounting pronouncements, particularly FIN 48 (2007), and interpretations thereof, as they related to the financial reporting of certain transactions. Tax fees included tax compliance and tax consultations.

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

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)  Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report on Form 10-K are hereby incorporated by reference.

 (b)  Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit
Number                           Exhibit Description
--------------------------------------------------------------------------------
3.1 Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2     Amended and Restated Bylaws of Registrant (2)
4.1     Form of certificate evidencing shares of common stock of Registrant (3)
4.2     Form of Warrant issued by Registrant on February 2, 2005 (4)
4.3 Investors Rights Agreement, dated February 2, 2005, by and among Registrant and the investors named therein (4)
10.1    1996 Stock Option Plan of Registrant (3)
10.2    1998 Stock Option/Stock Issuance Plan of Registrant (5)
10.3    Supplemental Stock Option Agreement, dated as of June 23, 2000 (5)
10.4    Employee Stock Purchase Plan of Registrant (5)
10.5 Lease Agreement between Registrant and Central United Life Insurance, dated as of October 24, 2003 (6)
10.6    Amendment to Lease Agreement between Registrant and Central United
        Life Insurance, dated as of September 15, 2006 (1)
10.7    Holder Agreement, dated January 31, 2005, by and between Registrant and the holders named therein (4)
10.8    2005 Equity Incentive Plan (7)
10.9    Stock Option Agreement, dated February 1, 2005 by and between
        Registrant and Ralph Wesinger (8)
10.10   Stock Option Agreement, dated January 29, 2005 by and between
        Registrant and Gary Green (8)
10.11   Employment Agreement, dated February 11, 2000, by and between
        Registrant and William Swain (9)
10.12   Director Severance Plan (10)
10.13   Key Employee Severance Plan (10)
10.14   2008 Equity Incentive Plan (11)
14.1    Code of Ethics (5)
21.1    Subsidiaries of Registrant
23.1    Consent of Macias Gini & O'Connell LLP
31.1    Rule 13a-14(a)/15d-14(a) Certifications
32.1    Section 1350 Certifications
----------

       (1) Filed on April 2, 2007 as an exhibit to Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated herein by reference.
       (2) Filed on June 4, 1999 as an exhibit to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No.333-76333), and incorporated herein by reference
       (3) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-11165), and incorporated herein by reference
       (4) Filed on February 4, 2005 as an exhibit to the Registrant's Current Report on Form 8-K, dated January 31, 2005, and incorporated herein by reference
       (5) Filed on June 23, 2000 as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-40174) and incorporated herein by reference
       (6)         Filed on March 30, 2004 as an exhibit to the Registrant's

                   Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference
       (7) Filed on November 25, 2005 as an exhibit to the Registrant's definitive Proxy Statement for the Registrant's 2005 Annual Meeting, and incorporated herein by reference
       (8) Filed on April 17, 2006 as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference
       (9) Filed on February 6, 2007 as an exhibit to Post-Effective Amendment No. 4 to the Registrant's Registration Statement to Form S-1 on Form SB-2 (File No. 333-124791), and incorporated herein by reference
       (10) Filed on August 14, 2008 as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference
       (11) Filed on December 17, 2008 as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-156229) and incorporated herein by reference

 (c)  Financial Statement Schedule

Not applicable for smaller reporting companies.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GraphOn Corporation

March 31, 2009                            By:  /s/ Robert Dilworth
                                              --------------------------------
                                              Robert Dilworth
                                              Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                            Title                    Date
--------------------------------------------------------------------------------
                                Chairman of the Board, and
/s/ Robert Dilworth               Chief Executive Officer         March 31, 2009
-------------------------      (Principal Executive Officer)
Robert Dilworth

                                Chief Financial Officer, and
/s/ William Swain                         Secretary               March 31, 2009
-------------------------      (Principal Financial Officer, and
William Swain                    Principal Accounting Officer)


/s/ August P. Klein                        Director               March 31, 2009
-------------------------
August P. Klein


/s/ Michael Volker                         Director               March 31, 2009
-------------------------
Michael Volker


/s/ Gordon Watson                          Director               March 31, 2009
-------------------------
Gordon Watson