Form 10-Q
period 2009-03-31
GRAPHON CORP/DE
filed 2009-05-15
CIK 1021435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------

                                    FORM 10-Q
                                    ---------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2009

                         Commission File Number: 0-21683
                         -------------------------------
                               GraphOn Corporation
             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [  ]            Accelerated filer [  ]

      Non-accelerated filer [   ]             Smaller reporting company [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

      As of May 8, 2009 there were issued and outstanding 47,342,292 shares of the issuer's common stock, par value $0.0001.



                                         GRAPHON CORPORATION

                                              FORM 10-Q

                                          Table of Contents


    PART I.      FINANCIAL INFORMATION                                                  PAGE
    -------      -----------------------------------------------------------------      ----
    Item 1.      Financial Statements
                 Condensed Consolidated Balance Sheets as of March 31, 2009
                   (unaudited) and December 31, 2008                                       2
                 Unaudited Condensed Consolidated Statements of Operations for the
                   Three Months Ended March 31, 2009 and 2008                              3
                 Unaudited Condensed Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2009 and 2008                              4
                 Notes to Unaudited Condensed Consolidated Financial Statements            5
    Item 2.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                  13
    Item 3.      Quantitative and Qualitative Disclosures About Market Risk               19
    Item 4T.     Controls and Procedures                                                  19

    PART II.     OTHER INFORMATION
    --------     -----------------
    Item 1.      Legal Proceedings                                                        21
    Item 1A.     Risk Factors                                                             22
    Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds              22
    Item 3.      Defaults Upon Senior Securities                                          22
    Item 4.      Submission of Matters to a Vote of Security Holders                      22
    Item 5.      Other Information                                                        22
    Item 6.      Exhibits                                                                 22
                 Signatures                                                               22


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                     GraphOn Corporation
                           Condensed Consolidated Balance Sheets
                           -------------------------------------

                                                    March 31, 2009        December 31, 2008
   Assets                                            (Unaudited)              (Audited)
   ------                                           --------------        -----------------
   Current Assets
   Cash and cash equivalents                        $    3,603,300        $       3,742,200
   Accounts receivable, net                                595,600                  970,000
   Prepaid expenses                                        114,500                   63,400
                                                    --------------        -----------------
   Total Current Assets                                  4,313,400                4,775,600
                                                    --------------        -----------------
   Patents, net                                            865,900                  984,000
   Other assets, net                                       179,500                  202,900
                                                    --------------        -----------------
   Total Assets                                     $    5,358,800        $       5,962,500
                                                    ==============        =================
   Liabilities and Stockholders' Equity
   ------------------------------------
   Current Liabilities
   Accounts payable and accrued expense             $      888,300        $         795,700
   Warrants liability                                       18,400                        -
   Deferred revenue                                      1,735,200                1,744,600
                                                    --------------        -----------------
   Total Current Liabilities                             2,641,900                2,540,300
                                                    --------------        -----------------
   Deferred revenue                                        874,100                  858,500
   Other liabilities                                        28,400                   28,400
                                                    --------------        -----------------
   Total Liabilities                                     3,544,400                3,427,200
                                                    --------------        -----------------
   Commitments and contingencies                                 -                        -

   Stockholders' Equity Common stock,
    $0.0001 par value, 195,000,000 shares
    authorized, 47,342,292 and 47,322,292
    shares issued and outstanding at
    March 31, 2009 and December 31, 2008,
    respectively                                             4,700                    4,700
   Additional paid-in capital                           58,850,500               59,662,100
   Accumulated deficit                                 (57,040,800)             (57,131,500)
                                                    --------------        -----------------
   Total Stockholders' Equity                            1,814,800                2,535,300
                                                    --------------        -----------------
   Total Liabilities and Stockholders' Equity       $    5,358,800           $    5,962,500
                                                    ==============        =================


         See accompanying notes to unaudited condensed consolidated financial statements

                                   GraphOn Corporation
                       Condensed Consolidated Statements of Operations
                       -----------------------------------------------

                                                         Three Months Ended March 31,
                                                        -------------------------------
                                                            2009               2008
                                                         (Unaudited)       (Unaudited)
                                                        -------------     -------------
          Revenue                                       $   1,409,100     $   1,312,300
          Costs of revenue                                    132,900           158,600
                                                        -------------     -------------
          Gross profit                                      1,276,200         1,153,700
          Operating expenses
            Selling and marketing                             489,000           408,500
            General and administrative                        760,000           965,400
            Research and development                          788,100           486,400
                                                        -------------     -------------
          Total operating expenses                          2,037,100         1,860,300
                                                        -------------     -------------
          Loss from operations                               (760,900)         (706,600)
                                                        -------------     -------------
          Other income (expense), net                          (7,700)           35,500
                                                        -------------     -------------
          Loss before provision for income tax               (768,600)         (671,100)
          Provision for income tax                                  -               800
                                                        -------------     -------------
          Net loss                                      $    (768,600)    $    (671,900)
                                                        =============     =============
          Basic and diluted loss per share              $       (0.02)    $       (0.01)
                                                        =============     =============
          Average weighted common shares outstanding       47,135,625        47,089,808
                                                        =============     =============


         See accompanying notes to unaudited condensed consolidated financial statements


                                       GraphOn Corporation
                          Condensed Consolidated Statements of Cash Flows
                          -----------------------------------------------

                                                                 Three Months Ended March 31,
                                                               ---------------------------------
                                                                    2009                2008
                                                                (Unaudited)          (Unaudited)
                                                               ------------         ------------
    Cash Flows Provided By (Used In) Operating Activities:
    ------------------------------------------------------
    Net Loss                                                   $   (768,600)        $   (671,900)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                   141,600              238,800
    Stock-based compensation expense                                 51,600              125,100
    Provision for doubtful accounts                                       -                4,600
    Loss on derivative instruments - warrants liability              13,700                    -
    Changes in operating assets and liabilities:
      Accounts receivable                                           374,400              134,300
      Prepaid expense                                               (51,100)             (57,000)
      Accounts payable and accrued expense                           92,500             (150,200)
      Deferred revenue                                                6,200              (89,200)
                                                               ------------         ------------
    Net Cash Used In Operating Activities                          (139,700)            (465,500)
                                                               ------------         ------------
    Cash Flows Used In Investing Activities:
    ----------------------------------------
    Purchases of equipment                                                -              (18,200)
    Other assets                                                          -                 (200)
                                                               ------------         ------------
    Net Cash Used In Investing Activities                                 -              (18,400)
                                                               ------------         ------------
    Cash Flows Provided By Financing Activities:
    --------------------------------------------
    Proceeds from sale of common stock - employee
    stock purchase plan                                                 800                3,600
                                                               ------------         ------------
    Net Decrease in Cash and Cash Equivalents                      (138,900)            (480,300)
    Cash and Cash Equivalents, Beginning of Period                3,742,200            5,260,800
                                                               ------------         ------------
    Cash and Cash Equivalents, End of Period                   $  3,603,300         $  4,780,500
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements of GraphOn Corporation (the "Company") contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 31, 2009 ("2008 10-K Report"). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2009, or any future period.

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

Long-Lived Assets

Long-lived assets, which consist primarily of patents, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, as it relates to the Company's patents, annually. Measurement of the impairment loss is based on the fair value of the assets. Generally, fair value is determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three-month periods ended March 31, 2009 or 2008.

Patents

The Company's patents are being amortized over their estimated remaining economic lives, currently estimated to be until approximately January 31, 2011. Costs associated with filing, documenting or writing method patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to cost of goods sold. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense as incurred.

3. Stock-Based Compensation

The Company recorded stock-based compensation expense of $51,600 and $125,100 in the three-month period ended March 31, 2009 and 2008, respectively.

The following table illustrates the stock-based compensation expense recorded during the three-month period ended March 31, 2009 and 2008 by income statement classification:

                                                 Three months ended March 31,
                                            ------------------------------------
Income Statement Classification                   2009                2008
----------------------------------------    ----------------    ----------------
Cost of revenue                             $          2,400    $          5,300
Selling and marketing expense                          4,400              10,600
General and administrative expense                    25,300              74,900
Research and development expense                      19,500              34,300
                                            ----------------    ----------------
                                            $         51,600    $        125,100
                                            ================    ================

The Company estimated the fair value of each stock-based award granted during the three-month period ended March 31, 2009 and 2008, as of the date of grant, using a binomial model with the assumptions set forth in the following table:

                                          Three Months Ended March 31,
                                      -----------------------------------
                                             2009               2008
                                      ----------------   ----------------
Estimated volatility                             180%               159%
Annualized forfeiture rate                         4%                 4%
Expected option term (years)                     7.5                7.5
Estimated exercise factor                         10%                10%
Approximate risk-free interest rate             2.24%              3.15%
Expected dividend yield                            0%                 0%

The Company also recognized compensation costs for common shares purchased under its Employee Stock Purchase Plan ("ESPP") during the three-month periods ended March 31, 2009 and 2008, applying the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years for each respective period and for shares purchased during the three-month period ended March 31, 2009 the risk-free interest rate was 0.40%. The time span from the date of grant of ESPP shares to the date of purchase is six months.

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

For stock-based awards granted during the three-month periods ended March 31, 2009 and 2008, exclusive of common shares purchased pursuant to the Company's ESPP, the weighted average fair value was $0.05 and $0.34, respectively.

The weighted average fair values of common shares purchased pursuant to the Company's ESPP during the three-month periods ended March 31, 2009 and 2008 were $0.27 and $0.41, respectively.

The following table presents a summary of the status and activity of the Company's stock option awards for the three-month period ended March 31, 2009.

                                                                      Weighted
                                                    Weighted           Average
                                                     Average          Remaining         Aggregate
                                   Number of        Exercise         Contractual        Intrinsic
                                     Shares           Price          Term (Years)         Value
                                  -------------    ------------    ----------------   --------------
Outstanding - December 31, 2008      7,501,255      $   0.45
Granted                                938,500      $   0.05
Exercised                                    -             -
Forfeited or expired                  (108,072)     $   0.49
                                  -------------
Outstanding - March 31, 2009         8,331,683      $   0.40              5.68           $ 37,600
                                  =============

Of the options outstanding as of March 31, 2009, 6,491,946 were vested, 1,759,291 were estimated to vest in future periods and 80,450 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

As of March 31, 2009, there was approximately $145,200 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

4. Revenue

Revenue for the three-month periods ended March 31, 2009 and 2008 was comprised as follows:

                                                                       2009 Over (Under) 2008
                                                                  -------------------------------
Revenue                         2009               2008                 Dollars          Percent
-----------------------    ---------------    ----------------    -----------------    ----------
Product Licenses
  Windows                  $       436,600    $        429,600    $           7,000          2%
  Unix                             326,200             348,200              (22,000)        -6%
                           ---------------    ----------------    -----------------
                                   762,800             777,800              (15,000)        -2%
                           ---------------    ----------------    -----------------
Service Fees
  Windows                          283,700             243,700               40,000         16%
  Unix                             287,600             279,600                8,000          3%
                           ---------------    ----------------    -----------------
                                   571,300             523,300               48,000          9%
                           ---------------    ----------------    -----------------
Other                               75,000              11,200               63,800        570%
                           ---------------    ----------------    -----------------
  Total Revenue            $     1,409,100    $      1,312,300    $          96,800          7%
                           ===============    ================    =================

5. Patents

Patents consisted of the following:

                           March 31, 2009        December 31, 2008
                          ----------------      -------------------
Patents                   $      2,839,000      $         2,839,000
Accumulated amortization        (1,973,100)              (1,855,000)
                          ----------------      -------------------
                          $        865,900      $           984,000
                          ================      ===================

Patent amortization, which aggregated $118,100 and $222,300 during the three-month periods ended March 31, 2009 and 2008, respectively, is a component of general and administrative expenses.

6. Accounts Receivable, Net

Accounts receivable were net of an allowance totaling $32,000 as of both March 31, 2009 and December 31, 2008.

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

8. Warrants Liability

Adoption of EITF 07-5

On January 1, 2009, the Company adopted EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). As part of the adoption of EITF 07-5, the Company determined that EITF07-5 applies to warrants the Company had previously issued and that such warrants were not indexed to the Copmany's own stock; therefore, the value of the warrants has been recorded as a liability. The Company recorded the following cumulative effect of change in accounting principle entries pursuant to its adoption of EITF 07-5:

                                              Additional
                              Derivative       Paid-in       Accumulated
                               Liability       Capital         Deficit
                              ------------------------------------------
                                          Increase / (Decrease)
                              ------------------------------------------
Record the reversal of the
prior accounting treatment
related to the warrants       $        -      $ (864,000)    $  (864,000)

Record the January 1, 2009
derivative instrument
related to the warrants            4,700               -           4,700
                              ------------------------------------------
                              $    4,700      $ (864,000)    $  (859,300)
                              ==========================================

The Company currently does not have a material exposure to either commodity prices or interest rates; accordingly, it does not currently use derivative instruments to manage such risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or in other comprehensive income if they qualify for cash flow hedge accounting.

The Company used a binomial pricing model to determine the fair value of its warrants as of March 31, 2009 using the following assumptions:

     Estimated Volatility                     85%
     Annualized forfeiture rate                0%
     Expected option term (years)           0.87
     Estimated exercise factor                10%
     Approximate risk-free interest rate    0.57%
     Expected dividend yield                   0%

On its condensed consolidated balance sheet the Company classified the fair value of outstanding derivative instruments not designated as hedging instruments as Warrants liability and reported $18,400 of such Warrants liability as of March 31, 2009.

The Company reported $13,700 of other expense in its condensed consolidated statement of operations for the three-month period ended March 31, 2009 related to the change in fair of the Warrant liability during such period.

The Company did not record a Warrant liability on its condensed consolidated balance sheet as of March 31, 2008, nor did it record any change in fair value for a Warrant liability for the three-month period then ended as the effective date for the adoption of EITF 07-5 was January 1, 2009.

9. Fair Value Measurements

SFAS No. 157, "Fair Value Measurements," establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

    o Level 1: Defined as observable inputs, such as quoted prices in active markets for identical assets.

    o Level 2: Defined as observable inputs other than Level 1 prices. This includes quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

    o Level 3: Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2009, all of the Company's $18,400 Warrants liability reported at fair value was categorized as Level 3 inputs.

10. Stockholders' Equity - Stock Buy Back Program

During the three-month period ended March 31, 2009, the Company did not repurchase any of its stock under the terms of its Board approved stock buy back program. As of March 31, 2009, approximately $912,300 of the Board approved $1,000,000 stock buy back program remained available for future purchases. The Company is not obligated to repurchase any specific number of shares and the program may be suspended or terminated at the Company's discretion.

11. Commitments and Contingencies

On March 16, 2009, Juniper Networks, Inc. initiated a proceeding against the Company and one of its resellers in the United States District Court in the Eastern District of Virginia alleging infringement of one of their patents, namely; U.S. Patent No. 6,243,752 (the "'752 Patent"), which protects Juniper's unique method of transmitting data between a host computer and a terminal computer. On May 1, 2009, the Company filed an answer in which it asked the court to declare that the `752 Patent is not infringed and/or is invalid under the patent laws. The Company also asserted a counterclaim against Juniper, alleging infringement of four of its patents, namely; U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and 7,424,737. No trial date has been set by the court yet.

Separately, Juniper has petitioned the United States Patent and Trademark Office (the "PTO") to reexamine two of the Company's patents, namely; U. S. Patent Nos. 5,826,014 and 6,061,798 (the "'014" and "'798" patents, respectively). On April 6, 2008, the PTO ordered the reexamination of the `798 patent, and on July 25, 2008, the PTO ordered the reexamination of the `014 patent. Juniper also asked the PTO to reexamine the Company's U.S. Patent No. 7,127,464 (the "'464" patent), which patent is unrelated to any litigation. The PTO ordered the reexamination of the `464 patent on April 17, 2008. On January 26, 2009, the PTO issued a non-final rejection of the single claim of the `798 patent. On March 26, 2009, the Company responded with a disagreement to the PTO's non-final rejection and added 30 new claims to the `798 patent. No response to the Company's disagreement has yet been received from the PTO. On December 4, 2008 the PTO issued a non-final office action on the `464 patent. The Company did not respond to the non-final office action and the `464 patent has been abandoned. The PTO has not yet issued a first office action on the `014 patent.

12. Supplemental Disclosure of Cash Flow Information

The Company disbursed no cash for either the payment of income taxes or interest during the three-month periods ended March 31, 2009 and 2008.

As more fully explained in Note 8, the Company adopted EITF 07-5 effective January 1, 2009. Accordingly, the Company recorded a non-cash liability of $4,700, which it classified as Warrants liability, as part of the cumulative effect of a change in accounting principle upon the adoption of EITF 07-5. Pursuant to EITF 07-5, such liability was charged to opening retained earnings (accumulated deficit).

As more fully discussed in Note 8, the Company reocrded a $13,700 non-cash fair value adjustment to to its Warrants liability during the three-month period ended March 31, 2009. No such adjustment was recorded during the same period of the prior year as the effective date for the adoption of EITF 07-5 was January 1, 2009.

13. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per common share, as their effect is antidilutive. For the three-month periods ended March 31, 2009 and 2008, 18,623,163 and 21,108,486 shares of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

14. Segment Information

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

Segment revenue was as follows:

                                     Three Months Ended March 31,
                                  ----------------------------------
    Revenue                             2009                2008
    --------------------------    ---------------    ---------------
    Software                      $     1,409,100    $     1,312,300
    Intellectual Property                       -                  -
                                  ---------------    ---------------
    Consolidated Revenue          $     1,409,100    $     1,312,300
                                  ===============    ===============

Segment loss from operations was as follows:

                                              Three Months Ended March 31,
                                          ----------------------------------
    Loss From Operations                        2009               2008
    ---------------------------------     ---------------    ---------------
    Software                              $      (479,000)   $      (247,500)
    Intellectual Property                        (281,900)          (459,100)
                                          ---------------    ---------------
    Consolidated Loss From Operations     $      (760,900)   $      (706,600)
                                          ===============    ===============

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

Segment fixed assets (long-lived assets) was as follows:

                                           March 31, 2009    December 31, 2008
                                          ----------------   -----------------
Software                                  $      1,269,400   $       1,254,200
Accumulated depreciation/amortization           (1,094,900)         (1,071,500)
                                          ----------------   -----------------
                                                   174,500             182,700
                                          ----------------   -----------------
Intellectual Property                            2,839,000           4,472,200
Accumulated depreciation/amortization           (1,973,100)         (3,488,200)
                                          ----------------   -----------------
                                                   865,900             984,000
                                          ----------------   -----------------
Unallocated                                          5,000              20,200
                                          ----------------   -----------------
Total Net Assets                          $      1,045,400   $       1,186,900
                                          ================   =================

The Company does not allocate certain other assets, primarily deposits, to its segments.

Products and services provided by the software segment include all currently available versions of GO-Global for Windows, GO-Global for Unix, OEM private labeling kits, software developer's kits, maintenance contracts and product training and support. The intellectual property segment provides licenses to the Company's intellectual property. The Company's two segments do not engage in cross-segment transactions.

15. New Accounting Pronouncements

In April 2009, FASB issued FSP 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (collectively "FSP/APB") which increase the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity's balance sheet at fair value. FSP/APB is effective for interim and annual periods ending after June 15, 2009, but may be adopted for interim and annual periods ending after March 15, 2009. The Company is assessing the impact of FSP/APB but does not expect it to have a material impact on results of operations, cash flows or financial position.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5") which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. See Note 8 for additional information.

In April 2008, FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations," and other accounting principles generally accepted in the United States. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this FSP did not have a material impact on results of operations, cash flows or financial position.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about a company's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 did not have a material impact on results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. The Company has evaluated the impact of SFAS 141R and has concluded that results of operations, cash flows or financial position will only be impacted in relation to future business combination activities, if any.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, however, for some entities; application of SFAS 157 will change current practice. SFAS 157 was effective for financial statements issued for the first fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on results of operations, cash flows or financial position. In February 2008, FASB issued FASB Staff Position No. 157-2 ("SFAS 157-2") that deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In addition, FASB also agreed to exclude from the scope of FASB 157 fair value measurements made for purposes of applying SFAS No. 13, "Accounting for Leases" and related interpretive accounting pronouncements. The adoption of SFAS 157-2 did not have a material impact on results of operations, cash flows or financial position.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

   o our history of operating losses, and expectation that those losses will continue;
   o we have a limited amount of cash available to fund our operations, consequently, we may not be able to realize the anticipated benefits of the patent portfolio we acquired from Network Engineering Software;
   o that a significant portion of our operating revenue has been and continues to be earned from a very limited number of significant customers;
   o that our stock price has been volatile and you could lose your investment; and
   o other factors, including those set forth under Item 1A, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2008 10-K Report and in other documents we have filed with the Securities and Exchange Commission.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as "critical" because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results. Our critical accounting policies are identified in our 2008 10-K Report, and include: revenue recognition, long-lived assets, patents, and stock-based compensation. The following operating results should be read in conjunction with our critical accounting policies.

Results of Operations for the Three-Month Periods Ended March 31,
2009 and 2008.

Revenue

Software Revenue

Our software revenue has historically been primarily derived from product licensing fees and service fees from maintenance contracts. Other sources of software revenue include private labeling fees, sales of software development kits and training. Software development kits are tools that allow end users to develop, interface and brand their own applications for use in conjunction with either our Windows or Unix/Linux products.

Software revenue for the three-month periods ended March 31, 2009 and 2008 was as follows:

                                                                       2009 Over (Under) 2008
                                                                  -------------------------------
Revenue                         2009               2008                 Dollars          Percent
-----------------------    ---------------    ----------------    -----------------    ----------
Product Licenses
  Windows                  $       436,600    $        429,600    $           7,000          2%
  Unix                             326,200             348,200              (22,000)        -6%
                           ---------------    ----------------    -----------------
                                   762,800             777,800              (15,000)        -2%
                           ---------------    ----------------    -----------------
Service Fees
  Windows                          283,700             243,700               40,000         16%
  Unix                             287,600             279,600                8,000          3%
                           ---------------    ----------------    -----------------
                                   571,300             523,300               48,000          9%
                           ---------------    ----------------    -----------------
Other                               75,000              11,200               63,800        570%
                           ---------------    ----------------    -----------------
  Total Revenue            $     1,409,100    $      1,312,300    $          96,800          7%
                           ===============    ================    =================

During the three month period ended March 31, 2009 the increase in Windows-based product licenses revenue was offset by a decrease in Unix-based product licenses revenue, as compared with the same period of the prior year. Such revenue can vary from period to period because a significant portion of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Consequently, if any of these significant customers change their order level, or fail to order during the reporting period, our product licenses revenue could be materially impacted. We expect this situation to continue throughout the next several quarterly reporting periods.

The increase in service fees for the three-month period ended March 31, 2009, as compared with the same period of the prior year, was primarily a result of the continued growth of the number of licenses our end-user customers have installed. Since our customers typically purchase maintenance contracts, and, subsequently, renew them upon expiration, as end-user customers continue to deploy more and more of our products, the revenue we are able to recognize from the sale of such maintenance contracts increases. We expect aggregate service fees revenue for 2009 to exceed those of 2008.

Other revenue increased primarily as a result of recognizing revenue from three private labeling transactions during the three-month period ended March 31, 2009, as opposed to recognizing revenue from only one such transaction during the three-month period ended March 31, 2008.

Intellectual Property Revenue

For the three-month periods ended March 31, 2009 and 2008, all of our revenue was derived from our software segment. Revenues from our intellectual property segment are non-predictable and are dependent upon the outcome of pending litigation and the results of licensing discussions with companies potentially infringing upon our patents.

Cost of Revenue

Software Cost of Revenue

Software cost of revenue is comprised primarily of service costs, which represent the costs of customer service, and product costs. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United Sates ("GAAP"), research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products. No such costs were capitalized during either of the three-month periods ended March 31, 2009 or 2008.

Software cost of revenue decreased by $25,700, or 16%, to $132,900, for the three months ended March 31, 2009, from $158,600 for the same period of 2008. Cost of revenue was 9% and 12% of revenue for the three months ended March 31, 2009 and 2008, respectively.

Software cost of revenue for the three-month periods ended March 31, 2009 and 2008 was as follows:

                                           2009 Over (Under) 2008
                                           ----------------------
     Description      2009        2008       Dollars      Percent
     -------------  ----------  ---------  ------------   -------
     Service costs  $  127,400  $ 144,800  $    (17,400)    -12%
     Product costs       5,500     13,800        (8,300)    -60%
                    ----------  ---------  ------------
                    $  132,900  $ 158,600  $    (25,700)    -16%
                    ==========  =========  ============

Service costs and product costs both decreased during the three-month period ended March 31, 2009, as compared with the same period of the prior year. The decrease in service costs was primarily as a result of a change in the mix of employees providing customer service as well as the time spent by each providing such services. The decrease in product costs was as a result of the timing of the renewal of a service contract for certain software that we license and incorporate into our product offerings.

Included in service costs for the three-month periods ended March 31, 2009 and 2008 was non-cash stock-based compensation costs aggregating approximately $2,400 and $5,300, respectively.

We expect 2009 software cost of revenue to approximate 2008 levels.

Intellectual Property Cost of Revenue

For the three-month periods ended March 31, 2009 and 2008, all of our cost of revenue was incurred from the sales of our software products. Cost of revenue from Intellectual Property sales are non-predictable and are dependent upon the outcome of pending litigation and the results of licensing discussions with companies potentially infringing upon our patents.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended March 31, 2009 increased by $80,500, or 20%, to $489,000, from $408,500 for the same period of 2008. Selling and marketing expenses were 35% and 31% of revenue for the three-month periods ended March 31, 2009 and 2008, respectively.

Employee costs, the costs of outside services and travel all increased during the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008. Employee costs were $21,800 higher primarily due to higher commissions, resulting from a higher level of sales bookings, and increased health care costs. Outside services were $32,500 higher as a result of certain costs associated with implementing an integrated sales management software package and an increase in general marketing activities. Travel costs were $23,200 higher primarily as a result of costs associated with our Asian sales representative, and others, visiting customers and prospects in Asia.

Included in employee costs were non-cash stock-based compensation costs aggregating approximately $4,400 and $10,600, respectively, for the three-month periods ended March 31, 2009 and 2008.

We currently expect our full-year 2009 sales and marketing expense to be somewhat higher than 2008 levels.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), amortization and depreciation, legal, professional and other outside services (including those related to realizing benefits from our patent-related assets), travel and entertainment, insurance, certain costs associated with being a publicly held corporation, and bad debts expense.

General and administrative expenses decreased by $205,000, or 21%, to $760,000, for the three-month period ended March 31, 2009, from $965,400 for the same period of 2008. General and administrative expenses were approximately 54% and 74% of revenues for the three-month periods ended March 31, 2009 and 2008, respectively.

The main factors that contributed to the decrease in general and administrative expense for the three-month period ended March 31, 2009, as compared with the same period of 2008, were an aggregate $105,100 decrease in depreciation and amortization, primarily as a result of the reduction in the net book value of our patent portfolio after the recording of an impairment charge against the portfolio during the fourth quarter of the year ended December 31, 2008, and an aggregate $85,700 decrease in employee costs, primarily as a result of termination of one employee in our patent group during the three-month period ended March 31, 2009 and a decrease in non-cash stock-based compensation expense, which resulted from the decrease in, and continued low fair market value of our common stock.

Costs associated with other individual components of general and administrative expense, notably travel and entertainment, insurance, rent, costs associated with being a public entity and bad debts expense did not change significantly during the three-month period ended March 31, 2009, as compared with the same period of the prior year.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $25,300 and $74,900, respectively, for the three-month periods ended March 31, 2009 and 2008.

We currently expect 2009 general and administrative expenses to approximate 2008 levels.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of stock-based compensation expense), payments to contract programmers and rent.

Research and development expenses increased by $301,700, or 62%, to $788,100, for the three-month period ended March 31, 2009, from $486,400 for the same period of 2008. Research and development expenses were approximately 56% and 37% of revenues for the three-month periods ended March 31, 2009 and 2008, respectively.

Under GAAP, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No such product development costs were capitalized during either of the three-month periods ended March 31, 2009 or 2008.

Factors contributing to the increase in research and developments costs during the three-month period ended March 31, 2009, as compared with the same period of the prior year included; an $149,200 increase in employee costs, which resulted from having four more employees, and an $149,800 increase in outside services as we increased our use of contract engineers to assist in research and development activities surrounding GO-Global for Windows. Partially offsetting these increases was an $8,500 decrease in rent, related to the closure of our office in Israel during 2008.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $19,500 and $34,300, respectively, for the three-month periods ended March 31, 2009 and 2008.

We currently expect 2009 research and development expenses to be somewhat higher as compared with 2008 levels as a result of the increases to our engineering staff, and a continued increase in the use of outside consultants and our overall investments in this area.

Segment Operating Loss

Segment operating loss for the three-month periods ended March 31, 2009 and 2008 was as follows:

                                             Three Months Ended March 31,
                                         ----------------------------------
    Loss From Operations                       2009               2008
    ---------------------------------    ---------------    ---------------
    Software                             $      (479,000)   $      (247,500)
    Intellectual Property                       (281,900)          (459,100)
                                         ---------------    ---------------
    Consolidated Loss From Operations    $      (760,900)   $      (706,600)
                                         ===============    ===============

The $231,500 increase in the operating loss we experienced from our software segment for the three-month period ended March 31, 2009, as compared with the same period of the prior year, was primarily due to the increases in our selling and marketing and research and development expenses, which were partially offset by our increased revenue and decreased costs of revenue, as previously discussed.

The $177,200 decrease in the operating loss we experienced from our intellectual property segment for the three-month period ended March 31, 2009, as compared with the same period of the prior year, was primarily due to a $104,200 decrease in patent amortization, which resulted from the reduction in the net book value of our patent portfolio after the recording of an impairment charge against the portfolio during the fourth quarter of the year ended December 31, 2008, a

$48,600 decrease in employee costs, which resulted from the termination of one patent segment employee during the three-month period ended March 31, 2009, and an aggregate $27,600 decrease in legal fees related to our on-going patent litigation efforts.

Other Income (Expense)

During the three-month period ended March 31, 2009, other income (expense) was mainly comprised of a $13,700 expense charge related to the fair value adjustment recorded against our Warrants liability (see Notes 8 and 9), which was partially offset by interest income on excess cash. During the three-month period ended March 31, 2008, other income (expense) consisted primarily of interest income on excess cash.

We anticipate that other income (expense) for 2009 will be lower than 2008 levels due to the adoption of EITF 07-5 (see Note 8).

Net Loss

As a result of the foregoing items, net loss for the three-month period ended March 31, 2009 was $768,600, an increase of $96,700, or 14%, from a net loss of $671,900 for the same period of 2008.

Liquidity and Capital Resources

We are planning to increase investments in our software segment during 2009 and to fund these increases through our cash on hand, as of March 31, 2009, and our anticipated 2009 revenue streams. We are continually looking at ways to improve our revenue streams, including through the development of new products and further acquisitions. We continue to review potential acquisition and other investment opportunities as they present themselves to us. We believe that maintaining our current revenue streams, coupled with judicial use of our cash on hand, will be sufficient to support our operational plans for the next twelve months.

During the three-month periods ended March 31, 2009 and 2008, our reported net losses of $768,600 and $671,900, respectively, included significant non-cash items, such as; depreciation and amortization of $141,600 and $238,800, respectively, which were primarily related to amortization of our patents; and stock-based compensation expense of $51,600 and $125,100, respectively.

During the three-month periods ended March 31, 2009 and 2008 we closely monitored our investing activities, spending approximately a net $0 and $18,400, respectively, in those activities. Our investing activities were primarily comprised of fixed asset purchases, mainly office furniture and equipment. Our financing activities for the three-month periods ended March 31, 2009 and 2008 were comprised of receiving proceeds from the sale of stock to our employees under the terms of our employee stock purchase plan.

Cash and Cash Equivalents

As of March 31, 2009, cash and cash equivalents were $3,603,300, as compared with $3,742,200 as of December 31, 2008, a decrease of $138,900, or 4%. The majority of this decrease was due to the consumption of $139,700 of cash and cash equivalents by our operations.

Accounts Receivable, net

At March 31, 2009 and December 31, 2008, we had approximately $595,600 and $970,000, respectively, in accounts receivable, net of allowances totaling $32,000 at each respective date. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Buy Back Program

As of March 31, 2009, we had repurchased 294,000 shares of common stock for $87,700 under terms of the Board approved stock buy back program. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock, however; we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. All such shares were repurchased during the three-month period ended September 30, 2008. As of March 31, 2009, $912,300 remains authorized but unused.

Working Capital

As of March 31, 2009, we had current assets of $4,313,400 and current liabilities of $2,641,900, which netted to working capital of $1,671,500. Included in current liabilities was the current portion of deferred revenue of $1,735,200.

Segment Fixed Assets

As of March 31, 2009, segment fixed assets (long-lived assets) were as follows:

                                           March 31, 2009    December 31, 2008
                                          ----------------   -----------------
Software                                  $      1,269,400   $       1,254,200
Accumulated depreciation/amortization           (1,094,900)         (1,071,500)
                                          ----------------   -----------------
                                                   174,500             182,700
                                          ----------------   -----------------
Intellectual Property                            2,839,000           4,472,200
Accumulated depreciation/amortization           (1,973,100)         (3,488,200)
                                          ----------------   -----------------
                                                   865,900             984,000
                                          ----------------   -----------------
Unallocated                                          5,000              20,200
                                          ----------------   -----------------
Total Net Assets                          $      1,045,400   $       1,186,900
                                          ================   =================

Contingencies

On March 16, 2009, Juniper Networks, Inc. initiated a proceeding against us and one of our resellers in the United States District Court in the Eastern District of Virginia alleging infringement of one of their patents, namely; U.S. Patent No. 6,243,752 (the "'752 Patent"), which protects Juniper's unique method of transmitting data between a host computer and a terminal computer. On May 1, 2009, we filed an answer in which we asked the court to declare that the `752 Patent is not infringed and/or is invalid under the patent laws. We also asserted a counterclaim against Juniper, alleging infringement of four of our patents, namely; U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and
7,424,737. No trial date has been set by the court yet.

Separately, Juniper has petitioned the United States Patent and Trademark Office (the "PTO") to reexamine two of our patents, namely; U. S. Patent Nos. 5,826,014 and 6,061,798 (the "'014" and "'798" patents, respectively). On April 6, 2008, the PTO ordered the reexamination of the `798 patent, and on July 25, 2008, the PTO ordered the reexamination of the `014 patent. Juniper also asked the PTO to reexamine our U.S. Patent No. 7,127,464 (the "'464" patent), which patent is unrelated to any litigation. The PTO ordered the reexamination of the `464 patent on April 17, 2008. On January 26, 2009, the PTO issued a non-final rejection of the single claim of the `798 patent. On March 26, 2009, we responded with a disagreement to the PTO's non-final rejection and added 30 new claims to the `798 patent. No response to our disagreement has yet been received from the PTO. On December 4, 2008 the PTO issued a non-final office action on the `464 patent. We did not respond to the non-final office action and the `464 patent has been abandoned. The PTO has not yet issued a first office action on the `014 patent.

New Accounting Pronouncements

In April 2009, FASB issued FSP 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (collectively "FSP/APB") which increase the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity's balance sheet at fair value. FSP/APB is effective for interim and annual periods ending after June 15, 2009, but may be adopted for interim and annual periods ending after March 15, 2009. The adoption of FSP/APB did not have a material impact on results of operations, cash flows or financial position.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5") which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. See Note 8 for additional information..

In April 2008, FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations," and other accounting principles generally accepted in the United States. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this FSP did not have a material impact on results of operations, cash flows or financial position.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about a company's derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 did not have a material impact on results of operations, cash flows or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. We have evaluated the impact of SFAS 141R and have concluded that results of operations, cash flows or financial position will only be impacted in relation to future business combination activities, if any.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements, however, for some entities; application of SFAS 157 will change current practice. SFAS 157 was effective for financial statements issued for the first fiscal year beginning after November 15, 2007 and interim periods within those fiscal years. Adoption of SFAS 157 did not have a material impact on results of operations, cash flows or financial position. In February 2008, FASB issued FASB Staff Position No. 157-2 ("SFAS 157-2") that deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In addition, FASB also agreed to exclude from the scope of FASB 157 fair value measurements made for purposes of applying SFAS No. 13, "Accounting for Leases" and related interpretive accounting pronouncements. The adoption of SFAS 157-2 did not have a material impact on results of operations, cash flows or financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During April 2009 we entered into settlement and licensing agreements with CareerBuilder, LLC and Classified Ventures, LLC, which resolved all legal disputes between us and them. The aggregate financial effect of these agreements will be reported in our operating results for the three and six-month periods ending June 30, 2009.

On August 28, 2007, we filed a proceeding against Juniper Networks, Inc. ("Juniper") in the United States District Court in the Eastern District of Texas (the "court") alleging that certain of Juniper's products infringe three of our patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the
"'014," "'798" and "'336" patents, respectively) which protect our fundamental network security and firewall technologies. We seek preliminary and permanent injunctive relief along with unspecified damages and fees. Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe the `014, `798 and `336 patents and that all three of these patents are invalid and unenforceable. Subsequent to October 26, 2007 and through May 8, 2009, we and Juniper have filed further replies and responses addressing the issues raised in our original complaint and Juniper's Answer and Counterclaims. On May 30, 2008 the court issued a Docket Control Order setting the dates of April 7, 2010 for the Markman Hearing and July 6, 2010 for jury selection. Also on May 30, 2008, we served our Asserted Claims and Infringement Contentions. On July 25, 2008, we filed an amended complaint removing the `336 patent from our infringement claim. Juniper responded with its answer and counterclaim to the amended complaint on August 11, 2008. On September 5, 2008, we filed a second amended complaint to correct Juniper's corporate name, which was followed by Juniper's answer and our reply during October 2008. On January 27, 2009, Juniper filed a motion to change the venue to the Northern District of California.

On March 16, 2009, Juniper initiated a proceeding against us and one of our resellers in the United States District Court in the Eastern District of Virginia alleging infringement of one of their patents, namely; U.S. Patent No. 6,243,752, which protects Juniper's unique method of transmitting data between a host computer and a terminal computer. On May 1, 2009, we filed an answer in which we asked the court to declare that the `252 Patent is not infringed and/or is invalid under the patent laws. We also asserted a counterclaim against Juniper, alleging infringement of four of our patents, namely; U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and 7,424,737. No trial date has been set by the court yet.

Separately, Juniper has petitioned the United States Patent and Trademark Office (the "PTO") to reexamine two of our patents, namely; the `014 and `798 patents. On April 6, 2008, the PTO ordered the reexamination of the `798 patent, and on July 25, 2008, the PTO ordered the reexamination of the `014 patent. Juniper has also asked the PTO to reexamine our '464 patent, which patent is unrelated to any litigation. The PTO ordered the reexamination of the `464 patent on April 17, 2008. On January 26, 2009, the PTO issued a non-final rejection of the single claim of the `798 patent. On March 26, 2009, we responded with a disagreement to the PTO's rejection and added 30 new claims to the `798 patent. No response to our disagreement has yet been received from the PTO. On December 4, 2008 the PTO issued a non-final office action on the `464 patent. We did not respond to the office action and the `464 patent has been abandoned. The PTO has not yet issued a first office action on the `014 patent.

ITEM 1A. Risk Factors

Not Applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2009, we granted the following stock options:

   o stock options to purchase an aggregate 513,500 shares of common stock, at an exercise price of $0.05, were granted to various non-executive employees.

   o stock options to purchase an aggregate 425,000 shares of common stock, at an exercise price of $0.05, were granted to our directors and executive employees.

The grants of such stock options to the above-listed persons were not registered under the Securities Act of 1933, because the stock options were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

On January 8, 2008, our Board of Directors authorized a stock buy back program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management's discretion.

No such share repurchases of our common stock were made during the three-month period ended March 31, 2009 under our Board authorized buy back program.

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


            Date: May 15, 2009                                   Date: May 15, 2009
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