Form 10-Q
period 2009-06-30
GRAPHON CORP/DE
filed 2009-08-14
CIK 1021435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------
                                    FORM 10-Q
                       ----------------------------------

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2009

                         Commission File Number: 0-21683
                         -------------------------------
                               GraphOn Corporation
             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------

              Delaware                                     13-3899021
     (State or jurisdiction of                           (IRS Employer
   incorporation or organization)                      Identification No.)


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

   Large accelerated filer [   ]      Accelerated filer         [   ]
   Non-accelerated filer   [   ]      Smaller reporting company [ X ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No |X|

      As of August 12, 2009 there were issued and outstanding 47,389,292 shares of the issuer's common stock, par value $0.0001.



                                            GRAPHON CORPORATION
                                                FORM 10-Q
                                             Table of Contents


    PART I.      FINANCIAL INFORMATION                                                  PAGE
    -------      -----------------------------------------------------------------      ----
    Item 1.      Financial Statements
                 Condensed Consolidated Balance Sheets as of June 30, 2009
                   (unaudited) and December 31, 2008                                       2
                 Unaudited Condensed Consolidated Statements of Operations for the
                   Three and Six Months Ended June 30, 2009 and 2008                       3
                 Unaudited Condensed Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 2009 and 2008                                 4
                 Notes to Unaudited Condensed Consolidated Financial Statements            5
    Item 2.      Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                  15
    Item 3.      Quantitative and Qualitative Disclosures About Market Risk               23
    Item 4T.     Controls and Procedures                                                  23

    PART II.     OTHER INFORMATION
    --------     -----------------
    Item 1.      Legal Proceedings                                                        24
    Item 1A.     Risk Factors                                                             25
    Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds              25
    Item 3.      Defaults Upon Senior Securities                                          25
    Item 4.      Submission of Matters to a Vote of Security Holders                      25
    Item 5.      Other Information                                                        25
    Item 6.      Exhibits                                                                 25
                 Signatures                                                               25


PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                                     GraphOn Corporation
                           Condensed Consolidated Balance Sheets
                           -------------------------------------

                                                     (Unaudited)
   Assets                                           June 30, 2009         December 31, 2008
   ------                                           --------------        -----------------
   Current Assets
   Cash and cash equivalents                        $    3,924,100        $       3,742,200
   Accounts receivable, net                                912,400                  970,000
   Prepaid expenses                                        123,000                   63,400
                                                    --------------        -----------------
   Total Current Assets                                  4,959,500                4,775,600
                                                    --------------        -----------------
   Patents, net                                            747,900                  984,000
   Other assets, net                                       156,400                  202,900
                                                    --------------        -----------------
   Total Assets                                     $    5,863,800        $       5,962,500
                                                    ==============        =================
   Liabilities and Stockholders' Equity
   ------------------------------------
   Current Liabilities
   Accounts payable and accrued expense             $      821,700        $         795,700
   Liability attributable to warrants                        4,200                        -
   Deferred revenue                                      1,833,800                1,744,600
                                                    --------------        -----------------
   Total Current Liabilities                             2,659,700                2,540,300
                                                    --------------        -----------------
   Deferred revenue                                        862,000                  858,500
   Other liabilities                                             -                   28,400
                                                    --------------        -----------------
   Total Liabilities                                     3,521,700                3,427,200
                                                    --------------        -----------------
   Commitments and contingencies                                 -                        -

   Stockholders' Equity Common stock,
    $0.0001 par value, 195,000,000 shares
    authorized, 47,342,292 and 47,322,292
    shares issued and outstanding at
    June 30, 2009 and December 31, 2008,
    respectively                                             4,700                    4,700
   Additional paid-in capital                           58,905,100               59,662,100
   Accumulated deficit                                 (56,567,700)             (57,131,500)
                                                    --------------        -----------------
   Total Stockholders' Equity                            2,342,100                2,535,300
                                                    --------------        -----------------
   Total Liabilities and Stockholders' Equity       $    5,863,800           $    5,962,500
                                                    ==============        =================


         See accompanying notes to unaudited condensed consolidated financial statements

                                                 GraphOn Corporation
                                   Condensed Consolidated Statements of Operations
                                   -----------------------------------------------

                                              Three Months Ended June 30,             Six Months Ended June 30,
                                          ------------------------------------   ------------------------------------
                                                 2009                2008               2009                2008
                                             (Unaudited)         (Unaudited)        (Unaudited)         (Unaudited)
                                          ----------------   -----------------   ----------------    ----------------
Revenue                                    $     3,271,000    $      1,373,100    $     4,680,100     $     2,685,400
Costs of revenue                                   857,000             146,700            989,900             305,300
                                          ----------------   -----------------   ----------------    ----------------
Gross profit                                     2,414,000           1,226,400          3,690,200           2,380,100
                                          ----------------   -----------------   ----------------    ----------------
Operating expenses:
  Selling and marketing                            458,200             427,200            947,200             835,700
  General and administrative                       772,800             945,100          1,532,800           1,910,500
  Research and development                         723,900             599,400          1,512,000           1,085,800
                                          ----------------   -----------------   ----------------    ----------------
Total operating expenses                         1,954,900           1,971,700          3,992,000           3,832,000
                                          ----------------   -----------------   ----------------    ----------------
Income (loss) from operations                      459,100            (745,300)          (301,800)         (1,451,900)
                                          ----------------   -----------------   ----------------    ----------------
Other income, net                                   15,500              17,100              7,800              52,600
                                          ----------------   -----------------   ----------------    ----------------
Income (loss) before provision
 for income tax                                    474,600            (728,200)          (294,000)         (1,399,300)
Provision for income tax                             1,500                 800              1,500               1,600
                                          ----------------   -----------------   ----------------    ----------------
Net income (loss)                          $       473,100   $        (729,000)   $      (295,500)    $    (1,400,900)
                                          ================   =================   ================    ================
Earnings (loss) per share - basic
 and diluted                               $         (0.01)   $          (0.02)   $         (0.01)    $         (0.03)
                                          ================   =================   ================    ================
Average weighted common shares
 outstanding - basic                            47,142,292          47,096,401         47,138,977          47,093,104
                                          ================   =================   ================    ================
Average weighted common shares
 outstanding - diluted                          47,673,422          47,096,401         47,138,977          47,093,104
                                          ================   =================   ================    ================


                   See accompanying notes to unaudited condensed consolidated financial statements


                                       GraphOn Corporation
                          Condensed Consolidated Statements of Cash Flows
                          -----------------------------------------------

                                                                   Six Months Ended June 30,
                                                               ---------------------------------
                                                                    2009                2008
                                                                (Unaudited)          (Unaudited)
                                                               ------------         ------------
    Cash Flows Provided By (Used In) Operating Activities:
    ------------------------------------------------------
    Net Loss                                                   $   (295,500)        $ (1,400,900)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                   280,500              482,300
    Stock-based compensation expense                                106,200              214,700
    Provision for doubtful accounts                                       -                4,600
    Gain on derivative instruments - warrants                          (500)                   -
    Changes in operating assets and liabilities
      Accounts receivable                                            57,600              132,800
      Prepaid expense                                               (51,900)             (35,300)
      Accounts payable and accrued expense                           (2,400)            (102,000)
      Deferred revenue                                               92,700              (13,100)
                                                               ------------         ------------
    Net Cash Provided By (Used In) Operating Activities             186,700             (716,900)
                                                               ------------         ------------
    Cash Flows Used In Investing Activities:
    ----------------------------------------
    Purchases of equipment                                           (5,600)             (58,200)
    Other assets                                                          -                 (200)
                                                               ------------         ------------
    Net Cash Used In Investing Activities                            (5,600)             (58,400)
                                                               ------------         ------------
    Cash Flows Provided By Financing Activities:
    --------------------------------------------
    Proceeds from sale of common stock - employee
    stock purchase plan                                                 800                3,600
                                                               ------------         ------------
    Net Cash Provided By Financing Activities                           800                3,600
                                                               ------------         ------------
    Net Increase (Decrease) in Cash and Cash Equivalents            181,900             (771,700)
    Cash and Cash Equivalents, Beginning of Period                3,742,200            5,260,800
                                                               ------------         ------------
    Cash and Cash Equivalents, End of Period                   $  3,924,100         $  4,489,100
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

Revenue Recognition

The Company markets and licenses products through various means, such as: channel distributors, independent software vendors ("ISVs"), value-added resellers ("VARs") (collectively "resellers") and direct sales to enterprise end users. Its product licenses are generally perpetual. The Company also separately sells intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, private-label branding kits, software developer kits ("SDKs") and product training services.

Generally, software license revenues are recognized when:

   o Persuasive evidence of an arrangement exists, (i.e., when the Company signs a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer's purchase order), and
   o Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed programs), and
   o The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer's purchase order, and
   o Collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

Intellectual property license agreements provide for the payment of a fully paid licensing fee to the Company in consideration for the grant of a one-time, non-exclusive, license to manufacture and/or sell products covered by patented technologies owned by the Company. Generally, the execution of these license agreements also provides for the release of the licensee from certain past and future claims, and the dismissal of any pending litigation between the Company and the licensee. Pursuant to the terms of these license agreements, the Company has no further obligation with respect to the grant of the license, including no express or implied obligation to maintain or upgrade the patented technologies, or provide future support or services to the licensee. Generally, the license agreements provide for the grant of the license and releases upon execution of the agreement. As such, the earnings process is complete upon the execution of the license agreement, and revenue is recognized upon execution of the agreement, and the determination that collectibility is probable.

Long-Lived Assets

Long-lived assets, which consist primarily of patents, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, as it relates to the Company's patents, annually. Measurement of the impairment loss is based on the fair value of the assets. Generally, fair value is determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or six-month periods ended June 30, 2009 or 2008.

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

3. Stock-Based Compensation

The following table summarizes the stock-based compensation expense recorded by the Company during the three and six-month periods ended June 30, 2009 and 2008 by income statement classification:


                                      Three months ended       Six months ended
                                            June 30,                June 30,
Income Statement                    ----------------------  ---------------------
Classification                         2009        2008        2009       2008
------------------------            ----------  ----------  ---------- ----------
Cost of revenue                      $   2,000   $   5,500   $   4,400  $  10,800
Selling and marketing expense            4,400       8,400       8,800     19,000
General and administrative expense      22,000      46,300      47,300    121,200




Research and development expense        26,200      29,400      45,700     63,700
                                    ----------  ----------  ---------- ----------
                                     $  54,600   $  89,600   $ 106,200  $ 214,700
                                    ==========  ==========  ========== ==========

The Company estimated the fair value of each stock-based award granted during the three and six-month periods ended June 30, 2009 and 2008, as of the respective dates of grant, using a binomial model with the assumptions set forth in the following table:

                                      Expected                 Risk-
                         Annualized    Option     Estimated    Free
            Estimated    Forfeiture     Term      Exercise   Interest
           Volatility      Rate        (Years)     Factor      Rate      Dividends
          -----------    ----------   --------   ----------  --------    ---------
For the three months ended June 30,
-----------------------------------
2009 (1)       -             -            -           -            -           -
2008          158%           4%          7.5         10%         3.46%         -

For the six months ended June 30,
---------------------------------
 2009         180%           4%         7.5          10%         2.24%

 2008   158.00-159.00%       4%         7.5          10%      3.15-3.46%       -

(1) No stock-based awards were granted during the three-month period ended June 30, 2009.

The Company also recognized compensation costs for common shares purchased under its Employee Stock Purchase Plan ("ESPP") during the three and six-month periods ended June 30, 2009 and 2008, applying the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years for each respective period and for shares purchased during the three and six-month periods ended June 30, 2009 and 2008, the risk-free interest rate was 0.40% and 4.60%, respectively. The time span from the date of grant of ESPP shares to the date of purchase is six months.

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

For stock-based awards granted during the three-month period ended June 30, 2008, exclusive of common shares purchased pursuant to the Company's ESPP, the weighted average fair value was $0.28 per share. No such stock-based awards were granted during the three-month period ended June 30, 2009. For stock-based awards granted during the six-month periods ended June 30, 2009 and 2008, exclusive of common shares purchased pursuant to the Company's ESPP, the weighted average fair values were $0.05 and $0.34 per share, respectively.

The weighted average fair values of common shares purchased pursuant to the Company's ESPP during the six-month periods ended June 30, 2009 and 2008 were $0.05 and $0.41, respectively. No shares were purchased pursuant to the Company's ESPP during the three-month periods ended June 30, 2009 or 2008.

The following table presents a summary of the status and activity of the Company's stock option awards for the three-month periods ended March 31, 2009 and June 30, 2009.

                                                                      Weighted
                                                    Weighted           Average
                                                     Average          Remaining         Aggregate
                                   Number of        Exercise         Contractual        Intrinsic
                                     Shares           Price          Term (Years)         Value
                                  -------------    ------------    ----------------   --------------
Outstanding - December 31, 2008      7,501,255      $   0.45
Granted                                938,500      $   0.05
Exercised                                    -             -
Forfeited or expired                  (108,072)     $   0.49
                                  -------------
Outstanding - March 31, 2009         8,331,683      $   0.40              5.68           $ 37,600
                                  -------------
Granted                                      -             -
Exercised                                    -             -
Forfeited or expired                (1,030,170)     $   0.47
                                  -------------
Outstanding - March 31, 2009         7,301,513      $   0.39              6.19           $ 27,900
                                  =============

Of the options outstanding as of June 30, 2009, 5,697,402 were vested, 1,541,112 were estimated to vest in future periods and 62,999 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option's exercise price.

As of June 30, 2009, there was approximately $99,700 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

4. Revenue

Revenue for the three-month periods ended June 30, 2009 and 2008 was comprised as follows:

                                                                       2009 Over (Under) 2008
                                                                  -------------------------------
Revenue                         2009               2008                 Dollars          Percent
-----------------------    ---------------    ----------------    -----------------    ----------
Product Licenses
  Windows                  $       510,200    $        476,100    $          34,100         7.2%
  Unix                             334,300             353,000              (18,700)       -5.3%
                           ---------------    ----------------    -----------------
                                   844,500             829,100               15,400         1.9%
                           ---------------    ----------------    -----------------
Itellectual property
 licenses                        1,850,000                   -            1,850,000          na
Service Fees
  Windows                          287,300             248,400               38,900        15.7%
  Unix                             289,200             274,800               14,400         5.2%
                           ---------------    ----------------    -----------------
                                   576,500             523,200               53,300        10.2%
                           ---------------    ----------------    -----------------
Other                                    -              20,800              (20,800)     -100.0%
                           ---------------    ----------------    -----------------
  Total Revenue            $     3,271,000    $      1,373,100    $       1,897,900       138.2%
                           ===============    ================    =================

Revenue for the six-month periods ended June 30, 2009 and 2008 was comprised as follows:

                                                                       2009 Over (Under) 2008
                                                                  -------------------------------
Revenue                         2009               2008                 Dollars          Percent
-----------------------    ---------------    ----------------    -----------------    ----------
Product Licenses
  Windows                  $       946,800    $        905,700    $          41,100         4.5%
  Unix                             660,500             701,200              (40,700)       -5.8%
                           ---------------    ----------------    -----------------
                                 1,607,300           1,606,900                  400         0.0%
                           ---------------    ----------------    -----------------
Intellectual property
 licenses                        1,850,000                   -            1,850,000          na




Service Fees
  Windows                          571,000             492,100               78,900        16.0%
  Unix                             576,800             554,400               22,400         4.0%
                           ---------------    ----------------    -----------------
                                 1,147,800           1,046,500              101,300         9.7%
                           ---------------    ----------------    -----------------
Other                               75,000              32,000               43,000       134.4%
                           ---------------    ----------------    -----------------
  Total Revenue            $     4,680,100    $      2,685,400    $       1,994,700        74.3%
                           ===============    ================    =================

On April 24, 2009, April 28, 2009 and May 26, 2009, the Company entered into settlement and licensing agreements with CareerBuilder, LLC, Classified Ventures, LLC and Google, Inc., respectively, which ended all legal disputes between the Company and these entities and granted to each of these entities irrevocable, perpetual, world-wide, non-exclusive licenses to all of the Company's patents and patent applications.

5. Patents

Patents consisted of the following:

                           J une 30, 2009        December 31, 2008
                          ----------------      -------------------
Patents                   $      2,839,000      $         2,839,000
Accumulated amortization        (2,091,100)              (1,855,000)
                          ----------------      -------------------
                          $        747,900      $           984,000
                          ================      ===================

Patent amortization, which aggregated $118,100 and $222,300 during the three-month periods ended June 30, 2009 and 2008, respectively, and $236,100 and $444,500 during the six-month periods ended June 30, 2009 and 2008, respectively, is a component of general and administrative expenses.

6. Accounts Receivable, Net

Accounts receivable were net of an allowance totaling $32,000 as of both June 30, 2009 and December 31, 2008.

7. Liability Attributable to Warrants

Adoption of EITF 07-5

On January 1, 2009, the Company adopted EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). As part of the adoption of EITF 07-5, the Company determined that EITF07-5 applies to warrants the Company had previously issued and that such warrants were not indexed to the Company's own stock; therefore, the value of the warrants has been recorded as a liability. The Company recorded the following cumulative effect of change in accounting principle entries pursuant to its adoption of EITF 07-5:

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

The Company used a binomial pricing model to determine the fair value of its warrants as of June 30, 2009 using the following assumptions:

        Estimated volatility                          85%
        Annualized forfeiture rate                     0%
        Expected option term (years)                0.62
        Estimated exercise factor                     10%
        Approximate risk-free interest rate         0.36%
        Expected dividend yield                        0%

The Company classified the fair value of outstanding derivative instruments not designated as hedging instruments as a liability attributable to warrants on its condensed consolidated balance sheet and reported $4,200 of such liability as of June 30, 2009.

The Company reported $14,200 and $500 of other income in its condensed consolidated statement of operations for the three and six-month periods ended June 30, 2009, respectively, related to the change in fair value of the liability attributable to warrants during such periods.

The Company did not record a liability attributable to warrants on its condensed consolidated balance sheet as of June 30, 2008, nor did it record any change in fair value for such liability for either of the three or six-month periods then ended as the effective date for the adoption of EITF 07-5 was January 1, 2009.

8. Fair Value Measurements

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

As of June 30, 2009, all of the Company's $4,200 liability attributable to warrants reported at fair value was categorized as Level 3 inputs.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expense, approximate fair value because of their generally short maturities.

9. Stockholders' Equity - Stock Buy Back Program

The Company did not repurchase any of its stock under the terms of its Board approved stock buy back program during either the three or six-month periods ended June 30, 2009 or 2008. As of June 30, 2009, approximately $912,300 of the Board approved $1,000,000 stock buy back program remained available for future purchases. The Company is not obligated to repurchase any specific number of shares and the program may be suspended or terminated at the Company's discretion.

10. Commitments and Contingencies

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

On June 18, 2009 the United States District Court in the Eastern District of Virginia granted a motion filed by Juniper to transfer the Company's counterclaim of patent infringement to the United States District Court in the Eastern District of Texas. No trial date has been set by the court yet. On August 12, 2009 the Company filed a motion to consolidate the patents transferred from the Virginia case into the pending case in the Eastern District of Texas. The motion to consolidate has not yet been ruled on by the court.

Separately, Juniper has petitioned the United States Patent and Trademark Office (the "PTO") to reexamine two of the Company's patents, namely; U. S. Patent Nos. 5,826,014 and 6,061,798 (the "'014" and "'798" patents, respectively). On April 6, 2008, the PTO ordered the reexamination of the `798 patent, and on July 25, 2008, the PTO ordered the reexamination of the `014 patent. Juniper also asked the PTO to reexamine the Company's U.S. Patent No. 7,127,464 (the "'464" patent), which patent is unrelated to any litigation. The PTO ordered the reexamination of the `464 patent on April 17, 2008. On January 26, 2009, the PTO issued a non-final rejection of the single claim of the `798 patent. On March 26, 2009, the Company responded with a detailed disagreement with the PTO's non-final rejection and added 30 new claims to the `798 patent. The PTO has not yet responded to the Company's response.

On December 4, 2008 the PTO issued a non-final office action on the `464 patent. Such non-final office action laid out the PTO's rejection of the `464 patent in view of relevant prior art. The Company did not respond to the non-final office action and the `464 patent has been abandoned.

On May 26, 2009, the PTO issued a non-final rejection of the single claim of the `014 patent. On July 27, 2009, the Company responded with a detailed disagreement with the PTO's non-final rejection and added 15 new claims to the `014 patent. The PTO has not yet responded to the Company's response.

On March 10, 2008, the Company initiated a proceeding against Classified Ventures, LLC; IAC/InterActiveCorp; Match.com (an operating business of IAC/InterActiveCorp); Yahoo! Inc.; eHarmony.com; and CareerBuilder, LLC in the United States District Court in the Eastern District of Texas alleging infringement of four of the Company's patents, namely; U.S. Patent Nos. 6,324,538, 6,850,940, 7,028,034 and 7,269,591, which protect the Company's unique method of maintaining an automated and network-accessible database. The suit alleges that the named companies infringe the Company's patents on each of their Web sites. The suit seeks permanent injunctive relief along with unspecified damages. During late April and early May 2008, the opposing parties in the proceeding filed their Answers and Counterclaims seeking a declaratory judgment that they do not infringe the patents in the suit and that each of the patents in the suit are invalid and unenforceable. On June 5, 2008, the Company filed its answers to each of the opposing parties' counterclaims. On August 13, 2008, the opposing parties filed their respective motions for early hearing on inequitable conduct. Responses and replies were filed during August and September 2008 addressing this motion. On August 21, 2008, IAC/interactive Corp. was dismissed from the lawsuit without prejudice. On December 2, 2008 the court issued a Docket Control Order setting the dates of April 27, 2011 for the Markman Hearing and November 7, 2011 for jury selection. On March 30, 2009 the court denied the motions for an early hearing on inequitable conduct. On May 11, 2009, in conjunction with the settlements (see Note 4), the court granted a joint motion to dismiss Classified Ventures, LLC and CareerBuilder, LLC from the case.

11. Supplemental Disclosure of Cash Flow Information

The Company disbursed $2,200 for the payment of interest expense during each of the six-month periods ended June 30, 2009 and 2008. All of such monies were disbursed during the three-month periods ended June 30, 2009 and 2008, respectively.

The Company disbursed $1,600 and $42,800 for the payment of income taxes during the six-month periods ended June 30, 2009 and 2008, respectively. All of such monies were disbursed during the three-month periods ended June 30, 2009 and 2008, respectively.

As more fully explained in Note 7, the Company adopted EITF 07-5 effective January 1, 2009. Accordingly, the Company recorded a non-cash liability of $4,700, which it classified as a liability attributable to warrants, as part of the cumulative effect of a change in accounting principle upon the adoption of EITF 07-5. Pursuant to EITF 07-5, such liability was charged to opening retained earnings (accumulated deficit).

Additionally, the Company recorded as other income a $14,200 non-cash fair value adjustment to its liability attributable to warrants during the three-month period ended June 30, 2009. During the six-month period ended June 30, 2009, the Company recorded as other income an aggregate $500 non-cash fair value adjustment to its liability attributable to warrants. No such adjustment was recorded during either the three-month or six-month periods of the prior year as the effective date for the adoption of EITF 07-5 was January 1, 2009.

12. Earnings (Loss) Per Share

For the three months ended June 30, 2009, potentially dilutive securities include warrants and options for the Company's common stock. Diluted weighted average commons shares outstanding for the three months ended June 30, 2009 consist of the following:

                               For the Three Months Ended June 30, 2009
                               ----------------------------------------
                                  Income        Shares        Per Share
                               (Numerator)  (Denominator)     Amount
                               -----------  -------------   -----------
Net income - basic             $   473,100     47,142,292     $    0.01
Effect of dilutive securities
   Stock options                         -        531,130
                               -----------  -------------
Net income - diluted           $   473,100     47,673,422     $    0.01
                               ===========  =============

For each of the three and six-month periods ended June 30, 2008, 21,123,486 shares of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive. For the six-month period ended June 30, 2009, 16,776,217 shares of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive.

13. Segment Information

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

Segment revenue was as follows:

                                      Three Months Ended June 30,           Six Months Ended June 30,
                                   --------------------------------    --------------------------------
     Revenue                             2009              2008              2009               2008
     --------------------------    ---------------  ---------------    ---------------  ---------------
     Software                       $    1,421,000   $    1,373,100     $    2,830,100   $    2,685,400
     Intellectual Property               1,850,000                -          1,850,000                -
                                   ---------------  ---------------    ---------------  ---------------
     Consolidated Revenue           $    3,271,000   $    1,373,100     $    4,727,700   $    2,685,400
                                   ===============  ===============    ===============  ===============

Segment gain (loss) from operations was as follows:

                                          Three Months Ended June 30,            Six Months Ended June 30,
                                      ----------------------------------    ----------------------------------
     Gain (Loss) From Operations            2009               2008                2009               2008
     -----------------------------    ---------------    ---------------    ---------------    ---------------
     Software                          $     (382,900)    $     (337,600)    $     (862,000)    $     (585,100)
     Intellectual Property                    842,000           (407,700)           560,200           (866,800)
                                      ---------------    ---------------    ---------------    ---------------
     Consolidated Loss From
     Operations                        $      459,100     $     (745,300)    $     (301,800)    $   (1,451,900)
                                      ===============    ===============    ===============    ===============

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

Segment fixed assets (long-lived assets) was as follows:

                                            June 30, 2009    December 31, 2008
                                          ----------------   -----------------
Software                                  $      1,267,400   $       1,254,200
Accumulated depreciation/amortization           (1,115,900)         (1,071,500)
                                          ----------------   -----------------
                                                   151,500             182,700
                                          ----------------   -----------------
Intellectual Property                            2,839,000           2,839,000
Accumulated depreciation/amortization           (2,091,100)         (1,855,000)
                                          ----------------   -----------------
                                                   747,900             984,000
                                          ----------------   -----------------
Unallocated                                          4,900              20,200
                                          ----------------   -----------------
Total Net Assets                          $        904,300   $       1,186,900
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

14. Subsequent Events

The Company has evaluated all subsequent events through August 14, 2009, the date the financial statements were issued.

15. New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 165, "Subsequent Events" ("SFAS 165") which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on results of operations, cash flows or financial position.

In April 2009, FASB issued FASB Staff position 107-1 ("FSP 107-1") and Accounting Principles Board 28-1 ("APB 28-1"), "Interim Disclosures about Fair Value of Financial Instruments" (collectively "FSP/APB") which increase the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity's balance sheet at fair value. FSP/APB is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP/APB did not have a material impact on results of operations, cash flows or financial position.

In June 2008, FASB ratified the Emerging Issues Task Force's Issue No. 07-5,"Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5") which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. See Note 7 for additional information.

In April 2008, FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP"), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), "Business Combinations," and other accounting principles generally accepted in the United States. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this FSP did not have a material impact on results of operations, cash flows or financial position.

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. The Company has evaluated the impact of SFAS 141R and has concluded that results of operations, cash flows or financial position will only be impacted in relation to future business combination activities, if any.

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

Results of Operations for the Three and Six-Month Periods Ended June 30, 2009 and 2008.

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

Software revenue for the three-month periods ended June 30, 2009 and 2008 was as follows:

                                                                       2009 Over (Under) 2008
                                                                  -------------------------------
Revenue                         2009               2008                 Dollars          Percent
-----------------------    ---------------    ----------------    -----------------    ----------
Product Licenses
  Windows                  $       510,200    $        476,100    $          34,100         7.2%
  Unix                             334,300             353,000              (18,700)       -5.3%
                           ---------------    ----------------    -----------------
                                   844,500             829,100               15,400         1.9%
                           ---------------    ----------------    -----------------
Service Fees
  Windows                          287,300             248,400               38,900        15.7%
  Unix                             289,200             274,800               14,400         5.2%
                           ---------------    ----------------    -----------------
                                   576,500             523,200               53,300        10.2%
                           ---------------    ----------------    -----------------
Other                                    -              20,800              (20,800)     -100.0%
                           ---------------    ----------------    -----------------
  Total                    $     1,421,000    $      1,373,100    $          47,900         3.5%
                           ===============    ================    =================

Software revenue for the six-month periods ended June 30, 2009 and 2008 was as follows:

                                                                       2009 Over (Under) 2008
                                                                  -------------------------------
Revenue                         2009               2008                 Dollars          Percent
-----------------------    ---------------    ----------------    -----------------    ----------
Product Licenses
  Windows                  $       946,800    $        905,700    $          41,100         4.5%
  Unix                             660,500             701,200              (40,700)       -5.8%
                           ---------------    ----------------    -----------------
                                 1,607,300           1,606,900                  400         0.0%
                           ---------------    ----------------    -----------------
Service Fees
  Windows                          571,000             492,100               78,900        16.0%
  Unix                             576,800             554,400               22,400         4.0%
                           ---------------    ----------------    -----------------
                                 1,147,800           1,046,500              101,300         9.7%
                           ---------------    ----------------    -----------------
Other                               75,000              32,000               43,000       134.4%
                           ---------------    ----------------    -----------------
  Total Revenue            $     2,830,100    $      2,685,400    $         144,700         5.4%
                           ===============    ================    =================

During the three and six-month periods ended June 30, 2009 the increases in Windows-based product licenses revenue were partially offset by decreases in Unix-based product licenses revenue, as compared with the same periods of the prior year. Such revenue can vary from period to period because a significant portion of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Consequently, if any of these significant customers change their order level, or fail to order during the reporting period, our product licenses revenue could be materially impacted. We expect this situation to continue throughout the next several quarterly reporting periods.

The increases in service fees for the three and six-month periods ended June 30, 2009, as compared with the same periods of the prior year, were primarily a result of the continued growth of the number of licenses our end-user customers have installed. Since our customers typically purchase maintenance contracts, and, subsequently, renew them upon expiration, as end-user customers continue to deploy more and more of our products, the revenue we are able to recognize from the sale of such maintenance contracts increases. We expect aggregate service fees revenue for 2009 to exceed those of 2008.

Other revenue for the six-month period ended June 30, 2009 increased, as compared with the same period of the prior year, as a result of the sale of private labeling kits. We have entered into four such sales during 2009, as compared with only two such sales during 2008. Other revenue for the three-month period ended June 30, 2009 decreased, as compared with the same period for the prior year, as a result of the deferral of all revenue related to the sale of a private labeling kit during such period as not all criteria necessary for revenue recognition were present. We expect to be able to recognize all revenue related to this transaction by December 31, 2009.

Intellectual Property Revenue

We derived $1,850,000 from our intellectual property segment during each of the three and six-month periods ended June 30, 2009 as we entered into three separate licensing agreements during such periods. We entered into no such licensing agreements during either of the comparable periods of the prior year.

Revenues from our intellectual property segment are non-predictable and are dependent upon the outcome of our currently pending litigation efforts.

Cost of Revenue

Software Cost of Revenue

Software cost of revenue is comprised primarily of service costs, which represent the costs of customer service, and product costs. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United Sates ("GAAP"), research and development costs for new product development, after technological feasibility is established, are recorded as "capitalized software" on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products. No such costs were capitalized during either of the three or six-month periods ended June 30, 2009 or 2008.

Software cost of revenue was 4% and 11% of total revenue for the three months ended June 30, 2009 and 2008, respectively, and 6% and 11% of total revenue for the six months ended June 30, 2009 and 2008, respectively.

Software cost of revenue for the three-month periods ended June 30, 2009 and 2008 was as follows:

                                           2009 Over (Under) 2008
                                           ----------------------
     Description       2009        2008       Dollars      Percent
     -------------  ----------  ---------  ------------   -------
     Service costs  $  126,500  $ 124,800  $      1,700       1%
     Product costs       5,500     21,900       (16,400)    -75%
                    ----------  ---------  ------------
                    $  132,000  $ 146,700  $    (14,700)    -10%
                    ==========  =========  ============

Software cost of revenue for the six-month periods ended June 30, 2009 and 2008 was as follows:

                                           2009 Over (Under) 2008
                                           ----------------------
     Description       2009        2008       Dollars      Percent
     -------------  ----------  ---------  ------------   -------
     Service costs  $  253,900  $ 269,600  $    (15,700)     -6%
     Product costs      11,000     35,700       (24,700)    -69%
                    ----------  ---------  ------------
                    $  264,900  $ 305,300  $    (40,400)    -13%
                    ==========  =========  ============

Service costs and product costs both decreased during the six-month period ended June 30, 2009, as compared with the same period of the prior year. The decrease in service costs for the six-month period ended June 30, 2009, as compared with the same period of the prior year, was primarily as a result of a change in the mix of employees providing customer service as well as the time spent by each providing such services. The decrease in product costs for both the three and six-month period ended June 30, 2009, as compared with the same periods of the prior year, was as a result of the timing of the renewal of a service contract for certain software that we license and incorporate into our product offerings.

Service costs include non-cash stock-based compensation. Such costs aggregated approximately $2,000 and $5,500 for the three-month periods ended June 30, 2009 and 2008, respectively, and $4,400 and $10,800 for the six-month periods ended June 30, 2009 and 2008, respectively.

We expect 2009 software cost of revenue to approximate 2008 levels.

Intellectual Property Cost of Revenue

For the three and six-month periods ended June 30, 2009, we incurred $725,000 of contingent legal fees in conjunction with the intellectual property licenses entered into during such periods. No such fees were incurred during either of the comparable periods of the prior year as we did not enter into any intellectual property licenses during those periods.

Cost of revenue from intellectual property sales are non-predictable and are dependent upon the outcome of our currently pending litigation efforts.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended June 30, 2009 increased by $31,000, or 7%, to $458,200, from $427,200 for the same period of 2008. Selling and marketing expenses were 14% and 31% of revenue for the three-month periods ended June 30, 2009 and 2008, respectively. For the six-month period ended June 30, 2009 selling and marketing expenses increased by $111,500, or 13%, to $947,200, from $835,700 for the same period of 2008.
Selling and marketing expenses were 20% and 31% of revenue for the six-month periods ended June 30, 2009 and 2008, respectively.

Employee costs and the costs of outside services increased during both the three and six-month periods ended June 30, 2009, as compared to the same periods of the prior year. Employee costs were higher ($17,000 and $38,800 for the three and six-month periods, respectively) primarily due to higher commissions and bonuses, resulting from a higher level of sales bookings, and increased health care costs. Outside services were higher ($19,400 and $56,300 for the three and six-month periods, respectively) mainly as a result of certain costs associated with implementing an integrated sales management software package. Travel expenses were $9,000 lower during the three-month period ended June 30, 2009, as compared with the same period of the prior year, however; for the six-month period ended June 30, 2009, travel expenses were $14,100 higher than the prior year. This resulted primarily as a result of the costs associated with our Asian sales representative, and others, visiting customers and prospects in Asia during the three months ended March 31, 2009. No such trips were made during the three-months ended June 30, 2009 or during the three or six-month periods ended June 30, 2008.

Included in employee costs were non-cash stock-based compensation costs aggregating approximately $4,400 and $8,400, respectively, for the three-month periods ended June 30, 2009 and 2008, and $8,800 and $19,000 for the six-month periods ended June 30, 2009 and 2008, respectively.

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

General and administrative expenses decreased by $172,300 or 18%, to $772,800, for the three-month period ended June 30, 2009, from $945,100 for the same period of 2008. General and administrative expenses were approximately 23% and 69% of revenue for the three-month periods ended June 30, 2009 and 2008, respectively. For the six-month period ended June 30, 2009, general and administrative expenses decreased by $377,700, or 20%, to $1,532,800 from $1,910,500 for the same period of 2008. General and administrative expenses were approximately 32% and 71% of revenue for the six-month periods ended June 30, 2009 and 2008, respectively.

The main factors that contributed to the decrease in general and administrative expense for the three and six-month periods ended June 30, 2009, as compared with the same periods of 2008, were aggregate decreases in depreciation and amortization ($105,700 and $210,800 for the three and six-month periods, respectively), primarily as a result of the reduction in the net book value of our patent portfolio after the recording of an impairment charge against the portfolio during the fourth quarter of the year ended December 31, 2008, and aggregate decreases in employee costs ($59,800 and $145,600 for the three and six-month periods, respectively), primarily as a result of termination of one employee in our patent group during the three-month period ended March 31, 2009 and a decrease in non-cash stock-based compensation expense, which resulted from certain stock options becoming fully vested and the low fair value associated with new grants .

Partially offsetting these decreases during the three-month period ended June 30, 2009 was an $18,200 increase in certain non-contingent legal fees associated with our Juniper lawsuits, as compared with the same period of the prior year.

Partially offsetting these decreases during the six-month period ended June 30, 2009, as compared with the same period of the prior year, was a $27,500 increase in costs associated with our Sarbanes-Oxley implementation and a $23,700 increase in travel, primarily resulting from increased time being spent by our Chief Executive Officer in our New Hampshire engineering facility.

Costs associated with other individual components of general and administrative expense, notably; insurance, rent, costs associated with being a public entity and bad debts expense did not change significantly during either the three or six-month periods ended June 30, 2009, as compared with the same periods of the prior year.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $22,000 and $46,300, respectively, for the three-month periods ended June 30, 2009 and 2008, respectively, and $47,300 and $121,200 for the six-month periods ended June 30, 2009 and 2008, respectively.

As noted above, general and administrative expenses have significantly decreased during both the three and six-month periods ended June 30, 2009 as compared with the same periods of the prior year. We do not expect this trend to continue throughout the remainder of 2009. We expect that certain non-contingent legal fees associated with our Juniper lawsuits will continue to increase throughout the remainder of 2009 and such increases will exceed the aggregate decreases noted above. We expect that aggregate general and administrative expenses for 2009 will slightly exceed 2008 levels.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of stock-based compensation expense), payments to contract programmers, rent, and depreciation

Research and development expenses increased by $124,500, or 21%, to $723,900, for the three-month period ended June 30, 2009, from $599,400 for the same period of 2008. Research and development expenses were approximately 22% and 44% of revenue for the three-month periods ended June 30, 2009 and 2008, respectively. For the six-month period ended June 30, 2009, research and development expenses increased by $426,200, or 39%, to $1,512,000 from $1,085,800 for the same period of the prior year. Research and development expenses were approximately 32% and 40% of revenue for the six-month periods ended June 30, 2009 and 2008, respectively.

Under GAAP, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No such product development costs were capitalized during either of the three or six-month periods ended June 30, 2009 or 2008.

Factors contributing to the increase in research and developments costs during both the three and six-month periods ended June 30, 2009, as compared with the same periods of the prior year, included: increased employee costs ($68,500 and $217,600, for the three and six-month periods, respectively), which resulted from having four more employees; and increased outside services ($93,000 and $242,800, for the three and six-month periods, respectively) as we increased our use of contract engineers to assist in research and development activities surrounding GO-Global for Windows. Partially offsetting these increases were decreases in rent ($9,500 and $17,900, for the three and six-month periods, respectively), related to the closure of our office in Israel during 2008.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $26,200 and $29,400, respectively, for the three-month periods ended June 30, 2009 and 2008, respectively, and $45,700 and $63,700 for the six-month periods ended June 30, 2009 and 2008, respectively.

We currently expect 2009 research and development expenses to be somewhat higher as compared with 2008 levels as a result of the increases to our engineering staff, and a continued increase in the use of outside consultants and our overall investments in this area.

Segment Operating Gain (Loss)

Segment operating gain (loss) for the three and six-month periods ended June 30, 2009 and 2008 was as follows:

                                          Three Months Ended June 30,            Six Months Ended June 30,
                                      ----------------------------------    ----------------------------------
     Gain (Loss) From Operations            2009               2008                2009               2008
     -----------------------------    ---------------    ---------------    ---------------    ---------------
     Software                          $     (382,900)    $     (337,600)    $     (862,000)    $     (585,100)
     Intellectual Property                    842,000           (407,700)           560,200           (866,800)
                                      ---------------    ---------------    ---------------    ---------------
     Consolidated Loss From
     Operations                        $      459,100     $     (745,300)    $     (301,800)    $   (1,451,900)
                                      ===============    ===============    ===============    ===============

The increases in the operating loss we experienced from our software segment for both the three and six-month periods ended June 30, 2009, as compared with the same periods of the prior year, were primarily due to the increases in our selling and marketing and research and development expenses, which were partially offset by our increased revenue and decreased costs of revenue, as previously discussed.

The gains we experienced from our intellectual property segment for both the three and six-month periods ended June 30, 2009, as compared with the same periods of the prior year were due to the intellectual property licensing settlements we entered into during such periods of 2009. No such settlements were entered into during the prior year.

Other Income, net

During the three and six-month periods ended June 30, 2009, other income, net, included $14,200 and $500, respectively, of income related to the fair value adjustment recorded against our liability attributable to warrants (see Note 7). Also included in other income, net was interest income earned on excess cash balances. During the three and six-month periods ended June 30, 2008, other income, net, was primarily comprised of interest income earned on excess cash balances.

Net Income (Loss)

As a result of the foregoing items, net income for the three-month period ended June 30, 2009 was $459,100, as compared with a net loss of $729,000 for the same period of 2008. For the six-month period ended June 30, 2009, net loss was $295,500, a decrease of $1,105,400, or 79%, from a net loss of $1,400,900 for the same period of 2008.

Liquidity and Capital Resources

We have increased investments in our software segment during the six-month period ended June 30, 2009, as compared with the same period of the prior year, and anticipate this trend to continue for the remainder of 2009. We have funded and expect to continue to fund these increases through our cash on hand, as of June 30, 2009, and our anticipated 2009 revenue streams. We are continually looking at ways to improve our revenue streams, including through the development of new products and further acquisitions. We continue to review potential acquisition and other investment opportunities as they present themselves to us. We believe that maintaining our current revenue streams, coupled with judicial use of our cash on hand, will be sufficient to support our operational plans for the next twelve months.

During the six-month periods ended June 30, 2009 and 2008, our reported net losses of $295,500 and $1,400,900, respectively, included significant non-cash items, such as; depreciation and amortization of $280,500 and $482,300, respectively, which were primarily related to amortization of our patents; and stock-based compensation expense of $106,200 and $214,700, respectively.


During the six-month periods ended June 30, 2009 and 2008 we closely monitored our investing activities, spending approximately $5,600 and $58,200, respectively, primarily in fixed asset purchases that were mainly office furniture and equipment. Our financing activities for the six-month periods ended June 30, 2009 and 2008 were comprised of receiving proceeds from the sale of stock to our employees under the terms of our employee stock purchase plan. During the six-month period ended June 30, 2009 we also made the second of three payments on a software license.

Cash and Cash Equivalents

As of June 30, 2009, cash and cash equivalents were $3,924,100, as compared with $3,742,200 as of December 31, 2008, an increase of $181,900, or 5%. The majority of this increase was due to the proceeds of the intellectual property settlement licenses entered into during the period, which were partially offset by the consumption of cash by other elements of our operations.

Accounts Receivable, net

At June 30, 2009 and December 31, 2008, we had approximately $912,400 and $970,000, respectively, in accounts receivable, net of allowances totaling $32,000 at each respective date. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Buy Back Program

As of June 30, 2009, we had repurchased 294,000 shares of common stock for $87,700 under terms of the Board approved stock buy back program. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock, however; we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. All such shares were repurchased during the three-month period ended September 30, 2008. As of June 30, 2009, $912,300 remains authorized but unused.

Working Capital

As of June 30, 2009, we had current assets of $4,959,500 and current liabilities of $2,659,700, which netted to working capital of $2,299,800. Included in current liabilities was the current portion of deferred revenue of $1,833,800.

Segment Fixed Assets

As of June 30, 2009 and December 31, 2008, segment fixed assets (long-lived assets) were as follows:

                                            June 30, 2009    December 31, 2008
                                          ----------------   -----------------
Software                                  $      1,267,400   $       1,254,200
Accumulated depreciation/amortization           (1,115,900)         (1,071,500)
                                          ----------------   -----------------
                                                   151,500             182,700
                                          ----------------   -----------------
Intellectual Property                            2,839,000           2,839,000
Accumulated depreciation/amortization           (2,091,100)         (1,855,000)
                                          ----------------   -----------------
                                                   747,900             984,000
                                          ----------------   -----------------
Unallocated                                          4,900              20,200
                                          ----------------   -----------------
Total Net Assets                          $        904,300   $       1,186,900
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

On June 18, 2009 the United States District Court in the Eastern District of Virginia granted a motion filed by Juniper to transfer our counterclaim of patent infringement to the United States District Court in the Eastern District of Texas. No trial date has been set by the court yet.

Separately, Juniper has petitioned the United States Patent and Trademark Office (the "PTO") to reexamine two of our patents, namely; U. S. Patent Nos. 5,826,014 and 6,061,798 (the "'014" and "'798" patents, respectively). On April 6, 2008, the PTO ordered the reexamination of the `798 patent, and on July 25, 2008, the PTO ordered the reexamination of the `014 patent. Juniper also asked the PTO to reexamine our U.S. Patent No. 7,127,464 (the "'464" patent), which patent is unrelated to any litigation. The PTO ordered the reexamination of the `464 patent on April 17, 2008. On January 26, 2009, the PTO issued a non-final rejection of the single claim of the `798 patent. On March 26, 2009, we responded with a detailed disagreement with the PTO's non-final rejection and added 30 new claims to the `798 patent. The PTO has not yet responded to our response.

On December 4, 2008 the PTO issued a non-final office action on the `464 patent. We did not respond to the non-final office action and the `464 patent has been abandoned.

On May 26, 2009, the PTO issued a non-final rejection of the single claim of the `014 patent. On July 27, 2009, we responded with a detailed disagreement with the PTO's non-final rejection and added 15 new claims to the `014 patent. The PTO has not yet responded to our response.

New Accounting Pronouncements

In May 2009, FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FAS 165 did not have a material impact on results of operations, cash flows or financial position.

In April 2009, FASB issued FSP 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (collectively "FSP/APB") which increase the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on an entity's balance sheet at fair value. FSP/APB is effective for interim and annual periods ending after June 15, 2009, but may be adopted for interim and annual periods ending after March 15, 2009. We are assessing the impact of FSP/APB but do not expect it to have a material impact on results of operations, cash flows or financial position.

In June 2008, FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5") which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.

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

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141R alters the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. We have evaluated the impact of SFAS 141R and have concluded that results of operations, cash flows or financial position will only be impacted in relation to future business combination activities, if any.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On April 24, 2009, April 28, 2009 and May 26, 2009, we entered into settlement and licensing agreements with CareerBuilder, LLC, Classified Ventures, LLC and Google, Inc., respectively, which ended all legal disputes between us and these entities and granted to each of these entities irrevocable, perpetual, world-wide, non-exclusive licenses to all of our patents and patent applications.

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

On March 16, 2009, Juniper initiated a proceeding against us and one of our resellers in the United States District Court in the Eastern District of Virginia alleging infringement of one of their patents, namely; U.S. Patent No. 6,243,752, which protects Juniper's unique method of transmitting data between a host computer and a terminal computer. On May 1, 2009, we filed an answer in which we asked the court to declare that the `252 Patent is not infringed and/or is invalid under the patent laws. We also asserted a counterclaim against Juniper, alleging infringement of four of our patents, namely; U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and 7,424,737. On June 18, 2009, The United
States District Court in the Eastern District of Virginia granted a motion filed by Juniper to transfer our counterclaim of patent infringement to the United States District Court in the Eastern District of Texas. No trial date has been set by the court yet.

Separately, Juniper has petitioned the United States Patent and Trademark Office (the "PTO") to reexamine two of our patents, namely; the `014 and `798 patents. On April 6, 2008, the PTO ordered the reexamination of the `798 patent, and on July 25, 2008, the PTO ordered the reexamination of the `014 patent. Juniper has also asked the PTO to reexamine our '464 patent, which patent is unrelated to any litigation. The PTO ordered the reexamination of the `464 patent on April 17, 2008. On January 26, 2009, the PTO issued a non-final rejection of the single claim of the `798 patent. On March 26, 2009, we responded with a disagreement to the PTO's non-final rejection and added 30 new claims to the `798 patent. The PTO has not yet responded to our response.

On December 4, 2008 the PTO issued a non-final office action on the `464 patent. We did not respond to the non-fianl office action and the `464 patent has been abandoned.

On May 26, 2009, the PTO issued a non-final rejection of the single claim of the `014 patent. On July 27, 2009, we responded with a detailed disagreement with the PTO's non-final rejection and added 15 new claims to the `014 patent. The PTO has not yet responded to our response.

On March 10, 2008, we initiated a proceeding against Classified Ventures, LLC; IAC/InterActiveCorp; Match.com (an operating business of IAC/InterActiveCorp); Yahoo! Inc.; eHarmony.com; and CareerBuilder, LLC in the United States District Court in the Eastern District of Texas alleging infringement of four of our patents, namely; U.S. Patent Nos. 6,324,538, 6,850,940, 7,028,034 and 7,269,591,
which protect our unique method of maintaining an automated and network-accessible database. The suit alleges that the named companies infringe our patents on each of their Web sites. The suit seeks permanent injunctive relief along with unspecified damages. During late April and early May 2008, the opposing parties in the proceeding filed their Answers and Counterclaims seeking a declaratory judgment that they do not infringe the patents in the suit and that each of the patents in the suit are invalid and unenforceable. On June 5, 2008, we filed our answers to each of the opposing parties' counterclaims. On August 13, 2008, the opposing parties filed their respective motions for early hearing on inequitable conduct. Responses and replies were filed during August and September 2008 addressing this motion. On August 21, 2008, IAC/interactive Corp. was dismissed from the lawsuit without prejudice. On December 2, 2008 the court issued a Docket Control Order setting the dates of April 27, 2011 for the Markman Hearing and November 7, 2011 for jury selection. On March 30, 2009 the court denied the motions for an early hearing on inequitable conduct. On May 11, 2009, in conjunction with the settlements, the court granted a joint motion to dismiss Classified Ventures, LLC and CareerBuilder, LLC from the case.

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

No such share repurchases of our common stock were made during the three-month period ended June 30, 2009 under our Board authorized buy back program.

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

        Date: August 14, 2009               Date: August 14, 2009
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