Form 10-Q
period 2009-09-30
GRAPHON CORP/DE
filed 2009-11-16
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended September 30, 2009

Commission File Number: 0-21683

GraphOn Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3899021
(State or jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5400 Soquel Avenue, Suite A2
Santa Cruz, CA 95062
(Address of principal executive offices)

Registrant’s telephone number: (800) 472-7466

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No ☒

As of November 16, 2009 there were issued and outstanding 46,834,292 shares of the issuer’s common stock, par value $0.0001.

GRAPHON CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
Assets	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$3,848,700	$3,742,200
Accounts receivable, net	691,700	970,000
Prepaid expenses	80,000	63,400
Total Current Assets	4,620,400	4,775,600

Patents, net	629,800	984,000
Property and equipment, net	137,400	182,700
Other assets	12,600	20,200
Total Assets	$5,400,200	$5,962,500

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expense	$952,600	$795,700
Deferred revenue	1,764,300	1,744,600
Total Current Liabilities	2,716,900	2,540,300

Deferred revenue	833,600	858,500
Other liabilities	—	28,400
Total Liabilities	3,550,500	3,427,200

Commitments and contingencies	—	—

Stockholders' Equity:
Common stock, $0.0001 par value, 195,000,000 shares authorized, 46,832,292 and 47,322,292 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4,700	4,700
Additional paid-in capital	58,857,600	59,662,100
Accumulated deficit	(57,012,600)	(57,131,500)
Total Stockholders' Equity	1,849,700	2,535,300
Total Liabilities and Stockholders' Equity	$5,400,200	$5,962,500

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,930,900	$1,594,100	$6,611,000	$4,279,500
Costs of revenue	277,800	136,600	1,267,700	441,900
Gross profit	1,653,100	1,457,500	5,343,300	3,837,600

Operating expenses:
Selling and marketing	448,900	473,700	1,396,100	1,309,400
General and administrative	1,071,900	1,015,000	2,604,700	2,925,500
Research and development	585,300	628,600	2,097,300	1,714,400
Total operating expenses	2,106,100	2,117,300	6,098,100	5,949,300

Loss from operations	(453,000)	(659,800)	(754,800)	(2,111,700)

Other income, net	8,200	17,700	16,000	70,300
Loss before provision for income tax	(444,800)	(642,100)	(738,800)	(2,041,400)
Provision for income tax	100	1,100	1,600	2,700
Net loss	$(444,900)	$(643,200)	$(740,400)	$(2,044,100)

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Average weighted common shares outstanding – basic and diluted	47,184,575	47,084,241	47,160,570	47,090,128

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(740,400)	$(2,044,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	419,500	726,800
Stock-based compensation expense	139,300	286,800
Provision for doubtful accounts	—	12,600
Gain on derivative instruments – warrants	4,700	—
Changes in operating assets and liabilities:
Accounts receivable	278,300	21,600
Prepaid expense	(24,200)	(19,500)
Accounts payable and accrued expense	128,500	25,500
Deferred revenue	(5,200)	87,300
Net Cash Provided By (Used In) Operating Activities	200,500	(903,000)

Cash Flows Used In Investing Activities:
Purchases of equipment	(14,200)	(76,300)
Other assets	—	(200)
Net Cash Used In Investing Activities	(14,200)	(76,500)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from sale of common stock - employee stock purchase plan	1,700	8,300
Cost of stock purchased and retired through stock buy back program	(81,500)	(87,700)
Net Cash Used In Financing Activities	(79,800)	(79,400)

Net Increase (Decrease) in Cash and Cash Equivalents	106,500	(1,058,900)
Cash and Cash Equivalents, Beginning of Period	3,742,200	5,260,800
Cash and Cash Equivalents, End of Period	$3,848,700	$4,201,900

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, such financial statements do not include all information and footnote disclosures required in annual financial statements.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements of GraphOn Corporation (the “Company”) contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on March 31, 2009 (“2008 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2009, or any future period.

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

Revenue Recognition

The Company markets and licenses products through various means, such as: channel distributors, independent software vendors (“ISVs”), value-added resellers (“VARs”) (collectively “resellers”) and direct sales to enterprise end users.  Its product licenses are generally perpetual.  The Company also separately sells intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, private-label branding kits, software developer kits (“SDKs”) and product training services.

Generally, software license revenues are recognized when:

  Persuasive evidence of an arrangement exists, (i.e., when the Company signs a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer’s purchase order), and
  Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed programs is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed programs), and
  The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer’s purchase order, and
  Collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected.
Revenue recognized on software arrangements involving multiple elements is allocated to each element of the arrangement based on vendor-specific objective evidence (“VSOE”) of the fair values of the elements; such elements include licenses for software products, maintenance, and customer training.  The Company limits its assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately.

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

Certain resellers purchase product licenses that they hold in inventory until they are resold to the ultimate end user (an “inventory stocking order”). The Company provides maintenance services to these resellers for such licenses at no charge.  Generally, the Company defers the recognition of revenue for inventory stocking orders until the underlying licenses are sold to the end user. The Company allocates revenue to the service fee (maintenance) component based on VSOE prorated to the time period between the inventory order date and date of sale to the end user.

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

Long-Lived Assets

Long-lived assets, which consist primarily of patents, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, as it relates to the Company’s patents, annually. Measurement of the impairment loss is based on the fair value of the assets. Generally, fair value is determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, as appropriate. Assets to be held and used affected by such impairment loss are depreciated or amortized at their new carrying amount over the remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or nine-month periods ended September 30, 2009 or 2008.

Patents

The Company’s patents are being amortized over their estimated remaining economic lives, currently estimated to be until approximately January 2011. Costs associated with filing, documenting or writing method patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to cost of goods sold. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense as incurred.

3. Stock-Based Compensation

The following table summarizes the stock-based compensation expense recorded by the Company during the three and nine-month periods ended September 30, 2009 and 2008 by income statement classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2009	2008	2009	2008
Costs of revenue	$1,300	$4,100	$5,700	$14,900
Selling and marketing	3,200	6,500	12,000	25,500
General and administrative	17,100	17,900	64,400	139,100
Research and development	11,500	43,600	57,200	107,300
	$33,100	$72,100	$139,300	$286,800

The Company estimated the fair value of each stock-based award granted during the three and nine-month periods ended September 30, 2009 and 2008, as of the respective dates of grant, using a binomial model with the assumptions set forth in the following table:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends

For the three months ended September 30,
2009	185%	4%	7.5	10%	3.12%	—
2008	160%	4%	7.5	10%	3.44%	—

For the nine months ended September 30,
2009	180% - 185%	4%	7.5	10%	2.24% - 3.12%	—
2008	158% - 160%	4%	7.5	10%	3.15% - 3.46%	—

The Company also recognized compensation expense for common shares purchased under its Employee Stock Purchase Plan (“ESPP”) during the three and nine-month periods ended September 30, 2009 and 2008, applying the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years for each respective period and for shares purchased during the three-month periods ended September 30, 2009 and 2008 the risk-free interest rate was 0.25% and 3.79%, respectively. For shares purchased during the nine-month period ended September 30, 2009 the risk-free interest rate was between 0.25% and 0.40% and for shares purchased during the nine-month period ended September 30, 2008 such rate was between 3.15% and 3.79%. The time span from the date of grant of ESPP shares to the date of purchase is six months.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. Expected volatility is based on the historical volatility of the Company’s common stock over the 7.5 year period ended on the end of each respective quarterly reporting periods noted in the above table.

The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to the Company’s expected term on its stock-based awards. The expected term of the Company’s stock-based option awards was based on historical award holder exercise patterns and considered the market performance of the Company’s common stock and other items. The annualized forfeiture rate was based on an analysis of historical data and considered the impact of events such as the work force reductions the Company carried out during previous years. The estimated exercise factor was based on an analysis of historical data and included a comparison of historical and current share prices.

For stock-based awards granted during the three-month periods ended September 30, 2009 and 2008, exclusive of common shares purchased pursuant to the Company’s ESPP, the weighted average fair value was $0.08 and $0.22, respectively, per share. For stock-based awards granted during the nine-month periods ended September 30, 2009 and 2008, exclusive of common shares purchased pursuant to the Company’s ESPP, the weighted average fair values were $0.05 and $0.34 per share, respectively.

The weighted average fair values of common shares purchased pursuant to the Company’s ESPP during the three-month periods ended September 30, 2009 and 2008 were $0.03 and $0.24, respectively. The weighted average fair values of common shares purchase pursuant to the Company's ESPP during the nine-month periods ended September 30, 2009 and 2008 were $0.15 and $0.21, respectively.

The following table presents a summary of the status and activity of the Company’s stock option awards for the three and nine-month periods ended September 30, 2009.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
For the Three Months Ended September 30, 2009
Outstanding – June 30, 2009	7,301,513	$0.39	6.19	$27,900
Granted	20,000	$0.09
Exercised	—	—
Forfeited or expired	(9,277)	$0.36
Outstanding – September 30, 2009	7,312,236	$0.39	5.96	$37,300

For the Nine Months Ended September 30, 2009
Outstanding – December 31, 2008	7,501,255	$0.45	6.11	—
Granted	958,500	$0.05
Exercised	—	—
Forfeited or expired	(1,147,519)	$0.47
Outstanding – September 30, 2009	7,312,236	$0.39	5.96	$37,300

Of the options outstanding as of September 30, 2009, 5,931,703 were vested, 1,330,720 were estimated to vest in future periods and 49,813 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to the Company prior to full vesting at the option’s exercise price.

As of September 30, 2009, there was approximately $74,200 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

4. Revenue

Revenue for the three-month periods ended September 30, 2009 and 2008 was comprised as follows:

Revenue	2009	2008	2009 Over (Under) 2008 Dollars	Percent
Product Licenses
Windows	$599,200	$751,800	$(152,600)	-20.3%
Unix	250,700	246,200	4,500	1.8%
	849,900	998,000	(148,100)	-14.8%
Intellectual property licenses	450,000	—	450,000	na
Service Fees
Windows	296,400	271,700	24,700	9.1%
Unix	282,500	285,300	(2,800)	-1.0%
	578,900	557,000	21,900	3.9%
Other	52,100	39,100	13,000	33.2%
Total Revenue	$1,930,900	$1,594,100	$336,800	21.1%

Revenue for the nine-month periods ended September 30, 2009 and 2008 was comprised as follows:

Revenue	2009	2008	2009 Over (Under) 2008 Dollars	Percent
Product Licenses
Windows	$1,546,000	$1,657,500	$(111,500)	-6.7%
Unix	911,200	947,400	(36,200)	-3.8%
	2,457,200	2,604,900	(147,700)	-5.7%
Intellectual property licenses	2,300,000	—	2,300,000	na
Service Fees
Windows	867,400	763,800	103,600	13.6%
Unix	859,300	839,700	19,600	2.3%
	1,726,700	1,603,500	123,200	7.7%
Other	127,100	71,100	56,000	78.8%
Total Revenue	$6,611,000	$4,279,500	$2,331,500	54.5%

On April 24, 2009, April 28, 2009, May 26, 2009, and September 21, 2009, the Company entered into settlement and licensing agreements with CareerBuilder, LLC, Classified Ventures, LLC, Google, Inc., and Yahoo! Inc., respectively, which ended all legal disputes between the Company and these entities and granted to each of these entities irrevocable, perpetual, world-wide, non-exclusive licenses to all of the Company’s patents and patent applications.

5. Patents

Patents consisted of the following:

	September 30, 2009	December 31, 2008
Patents	$2,839,000	$2,839,000
Accumulated amortization	(2,209,200)	(1,855,000)
	$629,800	$984,000

Patent amortization, which aggregated $118,100 and $222,300 during the three-month periods ended September 30, 2009 and 2008, respectively, and $354,200 and $666,800 during the nine-month periods ended September 30, 2009 and 2008, respectively, is a component of general and administrative expenses.

6. Accounts Receivable, Net

Accounts receivable were net of an allowance totaling $32,000 as of both September 30, 2009 and December 31, 2008.

7. Liability Attributable to Warrants

On January 1, 2009, the Company adopted the guidance set forth in Financial Accounting Standards Board (“FASB”) Codification Subtopic 815-40, “Contracts in an Entity’s Own Equity” (“ASC 815-40”), formerly EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” As part of the adoption of such guidance, the Company determined that FASB ASC 815-40 applies to warrants the Company had previously issued and that such warrants were not indexed to the Company’s own stock; therefore, the value of the warrants has been recorded as a liability. The cumulative effect of the accounting entries the Company recorded pursuant to its adoption of this guidance is set forth in the following table:

	Derivative Liability	Additional Paid-in Capital	Accumulated Deficit
	Increase / (Decrease)
Record the reversal of the prior accounting treatment related to the warrants	$—	$(864,000)	$(864,000)
Record the January 1, 2009 derivative instrument related to the warrants	4,700	—	4,700
	$4,700	$(864,000)	$(859,300)

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

The Company used a binomial pricing model to determine the fair value of its warrants as of September 30, 2009 using the following assumptions:

Estimated volatility	85%
Annualized forfeiture rate	0%
Expected term (years)	0.36
Estimated exercise factor	10%
Approximate risk-free interest rate	0.32%
Expected dividend yield	0%

The fair value calculation of these warrants indicated that the fair value of the liability attributable to these warrants was insignificant and the Company elected to write such fair value down to $0 as of September 30, 2009.

The Company reported $4,200 and $4,700 of other income in its condensed consolidated statement of operations for the three and nine-month periods ended September 30, 2009, respectively, related to the change in fair value of the liability attributable to warrants during such periods.

The Company did not record a liability attributable to warrants on its condensed consolidated balance sheet as of September 30, 2008, nor did it record any change in fair value for such liability for either of the three or nine-month periods then ended as the effective date for the adoption of FASB ASC 815-40 was January 1, 2009.

8. Fair Value Measurements

FASB Codification Subtopic 820-10, “Fair Value Measurements and Disclosures” (“ASC 820-10”), formerly SFAS No. 157, Fair Value Measurements,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

•	Level 1: Defined as observable inputs, such as quoted prices in active markets for identical assets.

•
Level 2: Defined as observable inputs other than Level 1 prices. This includes quoted prices for similar assets or liabilities in an active market, quoted prices for identical assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3: Defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, all of the Company’s inputs used in the fair value valuation process of its liability attributable to warrants were categorized as Level 3 inputs.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable and accrued expense, approximate fair value because of their generally short maturities.

9. Stockholders’ Equity – Stock Buy Back Program

On January 8, 2008, the Company’s Board of Directors authorized a stock buy back program to repurchase up to $1,000,000 of its outstanding common stock. During the three and nine-month periods ended September 30, 2009, the Company repurchased 580,000 shares of its common stock, at an average price of approximately $0.14, for an aggregate cost of $81,500. As of September 30, 2009, approximately $830,800 remained available for future purchases. The Company is not obligated to repurchase any specific number of shares and the program may be suspended or terminated at the Company’s discretion.

During the three and nine-month periods ended September 30, 2008, the Company repurchased 294,000 shares of its common stock, at an average price of $0.29, for an aggregate cost of $87,700.

10. Commitments and Contingencies

On April 24, April 28, May 26, and September 21, 2009, the Company entered into settlement and licensing agreements with CareerBuilder, LLC, Classified Ventures, LLC, Google, Inc., and Yahoo! Inc., respectively, which ended all legal disputes between the Company and these entities, and granted to each of these entities irrevocable, perpetual, world-wide, non-exclusive licenses to all of the Company’s patents and patent applications.

The paragraphs that follow summarize the status of all currently active legal proceedings involving the Company. In all such proceedings the Company has retained the services of various outside counsel. All such counsel have been retained under contingency fee arrangements that require the Company to only pay for certain non-contingent fees, such as services for expert consultants, and travel, prior to a verdict or settlement of the respective underlying proceeding.

GraphOn Corporation v. Juniper Networks, Inc.

On August 28, 2007, the Company filed a proceeding against Juniper Networks, Inc. (“Juniper”) in the United States District Court in the Eastern District of Texas (the “court”) alleging that certain of Juniper’s products infringe three of the Company’s patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the “’014,” “’798” and “’336” patents, respectively) which protect the Company’s fundamental network security and firewall technologies. The Company seeks preliminary and permanent injunctive relief along with unspecified damages and fees.  Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe any of these patents, and that all of these patents are invalid and unenforceable. On September 29, 2009, the court issued a series of orders that: (i) denied Juniper’s motions to transfer the case to the Northern District of California; (ii) denied Juniper’s request to stay the case pending the reexamination proceedings in the PTO; (iii) granted the Company’s request to remove the ‘336 patent from the case; and (iv) denied the Company’s motion to consolidate this case with the case discussed below under Juniper Networks, Inc. v. GraphOn Corporation et al.. As a result, the case filed on August 28, 2007 will proceed in the Eastern District Court of Texas with jury selection set for July 6, 2010.

Separately, Juniper has petitioned the United States Patent and Trademark Office (the “PTO”) to reexamine two of the Company’s patents (the’014 and’798 patents). On April 6, 2008, the PTO ordered the reexamination of the ‘798 patent, and on July 25, 2008, the PTO ordered the reexamination of the ‘014 patent.

On January 26, 2009, the PTO issued a non-final rejection of the single claim of the ‘798 patent. On March 26, 2009, the Company responded with a detailed disagreement with the PTO’s non-final rejection and added 30 new claims to the ‘798 patent. On September 24, 2009, the PTO issued a final rejection. The Company is currently preparing a response.

On May 26, 2009, the PTO issued a non-final rejection of the ‘014 patent. On July 27, 2009, the Company responded with a detailed disagreement with the PTO’s non-final rejection and added 15 new claims to the ‘014 patent. On August 14, 2009, the PTO issued a final rejection. On October 14, 1009, the Company responded with proposed amendments. The PTO has not yet responded to the Company’s response.

The Company believes that the patentability of each of these patents will ultimately be confirmed by the PTO, and the Company is committed to pursuing the confirmation of these patents through all channels of appeal, if necessary.

Juniper Networks, Inc.  v. GraphOn Corporation et al

On March 16, 2009, Juniper Networks, Inc. initiated a proceeding against the Company and one of its resellers in the United States District Court in the Eastern District of Virginia alleging infringement of one of their patents, namely; U.S. Patent No. 6,243,752 (the “’752 Patent”), which protects Juniper’s unique method of transmitting data between a host computer and a terminal computer. On May 1, 2009, the Company filed an answer in which it asked the court to declare that the ‘752 Patent is not infringed and/or is invalid under the patent laws. The Company also asserted a counterclaim against Juniper, alleging infringement of four of the Company’s patents, namely; U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and 7,424,737. On June 18, 2009, the United States District Court in the Eastern District of Virginia granted a motion filed by Juniper to transfer the Company’s counterclaim of patent infringement to the United States District Court in the Eastern District of Texas. No trial date has been set by the court yet.  On August 12, 2009 the Company filed a motion to consolidate the patents transferred from the Virginia case into the pending case in the Eastern District of Texas. The motion to consolidate was denied on September 29, 2009.

On October 9, 2009, the Company filed a motion for summary judgment asking the court to find that the Company does not infringe the ‘752 patent, and that the ‘752 patent is invalid. A hearing for this motion is set for November 20, 2009.

GraphOn Corporation v. Classified Ventures, LLC et al

On March 10, 2008, the Company initiated a proceeding against Classified Ventures, LLC; IAC/InterActiveCorp; Match.com (an operating business of IAC/InterActiveCorp); Yahoo! Inc.; eHarmony.com; and CareerBuilder, LLC in the United States District Court in the Eastern District of Texas alleging infringement of four of the Company’s patents, namely; U.S. Patent Nos. 6,324,538, 6,850,940, 7,028,034 and 7,269,591, which protect the Company’s unique method of maintaining an automated and network-accessible database. The suit alleges that the named companies infringe the Company’s patents on each of their Web sites. The suit seeks permanent injunctive relief along with unspecified damages. During late April and early May 2008, the opposing parties in the proceeding filed their Answers and Counterclaims seeking a declaratory judgment that they do not infringe the patents in the suit and that each of the patents in the suit are invalid and unenforceable. On June 5, 2008, the Company filed its answers to each of the opposing parties’ counterclaims. On August 21, 2008, IAC/interactive Corp. was dismissed from the lawsuit without prejudice. On December 2, 2008 the court issued a Docket Control Order setting the dates of April 27, 2011 for the Markman Hearing, in which the court will define any disputed claim terms, and November 7, 2011 for jury selection. On May 11, 2009, in conjunction with settlements reached with the Company, the court granted a joint motion to dismiss Classified Ventures, LLC and CareerBuilder, LLC from the case. On September 30, 2009, the court granted a joint motion to dismiss Yahoo! Inc. from the case, as a result of a settlement with the Company, thus leaving eHarmony and Match.com as the only remaining defendants to this proceeding.

11. Supplemental Disclosure of Cash Flow Information

The Company disbursed $0 and $2,200 for the payment of interest expense during the three and nine-month periods ended September 30, 2009. These amounts were unchanged from the amounts disbursed for the payment of interest expense during the corresponding periods of 2008.

The Company disbursed $2,500 and $800 for the payment of income taxes during the three-month periods ended September 30, 2009 and 2008, respectively. The Company disbursed $4,100 and $43,600 for the payment of income taxes during the nine-month periods ended September 30, 2009 and 2008, respectively.

As more fully explained in Note 7, the Company adopted FASB ASC 815-40 effective January 1, 2009. Accordingly, the Company recorded a non-cash liability of $4,700, which it classified as a liability attributable to warrants, as part of the cumulative effect of a change in accounting principle upon the adoption of FASB ASC 815-40. Pursuant to FASB ASC 815-40, such liability was charged to opening retained earnings (accumulated deficit).

Additionally, the Company recorded as other income a $4,200 non-cash fair value adjustment to its liability attributable to warrants during the three-month period ended September 30, 2009. During the nine-month period ended September 30, 2009, the Company recorded as other income an aggregate $4,700 non-cash fair value adjustment to its liability attributable to warrants, which reduced the fair value of such liability to $0, as of September 30, 2009. No such adjustment was recorded during either the three-month or nine-month periods of the prior year as the effective date for the adoption of FASB ASC 815-40 was January 1, 2009.

During the nine-month periods ended September 30, 2009, the Company capitalized approximately $5,800 of fixed assets, primarily machinery and equipment, for which no cash was disbursed. As of September 30, 2009 the Company had recorded approximately $5,800 as current liabilities for these items.

During the nine-month period ended September 30, 2008, the Company capitalized approximately $28,200 of fixed assets, related to software purchased for internal use, and recorded approximately $15,200 of other assets, related to future support services for the software purchased, for which no cash was disbursed. As of September 30, 2008, the Company accrued $15,000 as a current liability, and $28,400 as a long term liability, for these items.

As of September 30, 2009, the Company has reclassified $7,600 of other assets to prepaid expense. The amount so reclassified, which was originally recorded as a component of other assets during the year ended December 31, 2008, and was related to support services for software purchased for internal use, was paid for during the nine-month period ended September 30, 2009, contemporaneously with the reclassification.

Also as of September 30, 2009, the Company has reclassified $28,400 of other liabilities to accrued liabilities. The amount so reclassified, which is due and payable in April 2010, is the third and final payment due under a contract entered into during April 2008 related to software purchased for internal use. No cash has been disbursed in connection with the reclassification.

12. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per share, as their effect is antidilutive. For each of the three and nine-month periods ended September 30, 2008, 21,118,788 shares of common stock equivalents were excluded from the computation of diluted loss per share since their effect would be antidilutive. For the three and nine-month periods ended September 30, 2009, 16,651,940 and 16,726,940 shares of common stock equivalents, respectively, were excluded from the computation of diluted loss per share since their effect would be antidilutive.

13. Segment Information

FASB Codification Subtopic 280-10, “Segment Reporting” (“ASC 280-10”) establishes standards for reporting information about operating segments. This standard requires segmentation based on the Company’s internal organization and reporting of revenue and operating income based on internal accounting methods. The Company’s financial reporting systems present various data for management to operate the business prepared in methods consistent with GAAP. The Company’s segments were defined in order to allocate resources internally. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or the decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined that it operates its business in two segments: software and intellectual property.

Segment revenue was as follows:

	Three Month Ended September 30,		Nine Months Ended September30,
Revenue	2009	2008	2009	2008
Software	$1,480,900	$1,594,100	$4,311,000	$4,279,500
Intellectual Property	450,000	—	2,300,000	—
Consolidated Revenue	$1,930,900	$1,594,100	$6,611,000	$4,279,500

Segment gain (loss) from operations was as follows:
	Three Month Ended September 30,		Nine Months Ended September30,
Gain (Loss) From Operations	2009	2008	2009	2008
Software	$(202,900)	$(126,500)	$(1,064,900)	$(711,600)
Intellectual Property	(250,100)	(533,300)	310,100	(1,400,100)
Consolidated Loss From Operations	$(453,000)	$(659,800)	$(754,800)	$(2,111,700)

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

Segment fixed assets (long-lived assets) was as follows:

Fixed Assets	Cost Basis	Accumulated Depreciation /Amortization	Net, as Reported
Software	$1,281,700	$(1,136,700)	$145,000
Intellectual Property	2,839,000	(2,209,200)	629,800
Unallocated	5,000	—	5,000
	$4,125,700	$(3,345,900)	$779,800

The Company does not allocate certain other assets, primarily deposits, to its segments.

Products and services provided by the software segment include all currently available versions of GO-Global for Windows, GO-Global for Unix, OEM private labeling kits, software developer’s kits, maintenance contracts and product training and support. The intellectual property segment provides licenses to the Company’s intellectual property. The Company’s two segments do not engage in cross-segment transactions.

14. Subsequent Events

The Company has evaluated all subsequent events through November 16, 2009, the date the financial statements were issued.

15. New Accounting Pronouncements

The FASB implemented the FASB Accounting Standards Codification (the “Codification”) effective July 1, 2009. The Codification has become the source of authoritative GAAP recognized by FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities law are also sources of authoritative GAAP for SEC registrants, including the Company. On the effective date of the Codification, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grand-fathered non-SEC accounting literature not included in the Codification has become non-authoritative.

Following the effective date of the Codification, FASB will not release new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts, but instead will issue Accounting Standards Updates (“ASU’s”). ASU’s will not be considered authoritative in their own right, but will serve only to update the Codification, provide background information about the guidance in the Codification, and provide the basis for the conclusions on the changes in the Codification.

In June 2009, FASB issued ASU 2009-01, “Generally Accepted Accounting Principles (Topic 105).” ASU 2009-01 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-01 did not have a material impact on results of operations, cash flows, or financial position.

In August 2009, the FASB issued ASU 2009–05, “Measuring Liabilities at Fair Value.” ASU 2009–05 amends FASB ASC 820, “Fair Value Measurements.” Specifically, ASU 2009–05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with the principles of FASB ASC Topic 820 (e.g. an income approach or market approach). ASU 2009–05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a material impact on results of operations, cash flows, or financial position.

In October 2009, FASB issued ASU 2009-13 “Revenue Recognition (Topic 605).” ASU 2009-13 provides accounting and financial reporting disclosure amendments for multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Under the previous guidance, if the fair value of all of the elements in an arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of ASU 2009-13 is not anticipated to have a material impact on results of operations, cash flows, or financial position.

In May 2009, FASB issued FASB ASC 855, “Subsequent Events,” formerly Statement of Financial Accounting Standards No. 165 “Subsequent Events,” which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have a material impact on results of operations, cash flows or financial position.

In April 2009, FASB issued FASB ASC 825-10-50, “Financial Instruments, Disclosure,” formerly Staff position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance within FASB ASC 825-10-50 relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FASB ASC 825-10-50 is effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825-10-50 did not have a material impact on results of operations, cash flows or financial position.

In June 2008, FASB ratified FASB ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” formerly the Emerging Issues Task Force’s Issue No. 07-5,”Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. See Note 7 for additional information.

In April 2008, FASB issued FASB ASC 350-30, “Goodwill and Other, General Intangibles Other than Goodwill,” formerly FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of FASB ASC ..350-30 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 850, “Business Combinations,” formerly FASB Statement No. 141 (revised 2007), “Business Combinations,” and other accounting principles generally accepted in the United States. FASB ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 350-30 did not have a material impact on results of operations, cash flows or financial position.

In March 2008, FASB issued FASB ASC 815, Derivatives and Hedging,” formerly Statement of Financial Accounting Standard No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). FASB ASC 815 requires enhanced disclosures about a company’s derivative and hedging activities. FASB ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of FASB ASC 815 did not have a material impact on results of operations, cash flows or financial position.

In December 2007, FASB issued FASB ASC 815, “Business Combinations,” formerly Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” which replaced SFAS No. 141, “Business Combinations.” FASB ASC 815 establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in a business combination at their fair value at acquisition date. FASB ASC 815 alters the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. FASB ASC 815 is effective for business combinations closed in fiscal years beginning after December 15, 2008. The Company has evaluated the impact of FASB ASC 815 and has concluded that results of operations, cash flows or financial position will only be impacted in relation to future business combination activities, if any.

In September 2006, FASB issued FASB ASC 820, “Fair Value Measurements and Disclosures,” formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB ASC 820 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FASB ASC 820 does not require any new fair value measurements, however, for some entities; application of FASB ASC 820 will change current practice.  FASB ASC 820 was effective for financial statements issued for the first fiscal year beginning after November 15, 2007 and interim periods within those fiscal years.  Adoption of FASB ASC 820 did not have a material impact on results of operations, cash flows or financial position. In February 2008, FASB issued FASB ASC 820-10, “Fair Value Measures and Disclosures,” formerly FASB Staff Position No. 157-2 that deferred the effective date of FASB ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In addition, FASB also agreed to exclude from the scope of FASB ASC 820 fair value measurements made for purposes of applying FASB ASC 840, Leases,” formerly Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and related interpretive accounting pronouncements. The adoption of FASB ASC 820 did not have a material impact on results of operations, cash flows or financial position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including:

•	our history of operating losses, and expectation that those losses will continue;
•	our substantial accumulated deficit;
•	that a significant portion of our operating revenue has been and continues to be earned from a very limited number of significant customers;
•	that our stock price has been volatile; and
•
other factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009, and in other documents we have filed with the SEC.

These factors could have a material adverse effect upon our business, results of operations and financial condition.

Overview

We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use and/or resale by independent software vendors (“ISVs”), corporate enterprises, governmental and educational institutions, and others. We have also made significant investments in intellectual property and have pursued various means of monetizing such investments. We conduct and manage our business based on these two segments, which we refer to as our “software” and “Intellectual Property” segments, respectively.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance.  We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results.  Our critical accounting policies are identified in our 2008 10-K Report, and include: revenue recognition, long-lived assets, patents, and stock-based compensation.  The following operating results should be read in conjunction with our critical accounting policies.

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2009 and 2008.

Revenue

Revenue for the three-month periods ended September 30, 2009 and 2008 was comprised as follows:

Revenue	2009	2008	2009 Over (Under) 2008 Dollars	Percent
Product Licenses
Windows	$599,200	$751,800	$(152,600)	-20.3%
Unix	250,700	246,200	4,500	1.8%
	849,900	998,000	(148,100)	-14.8%
Intellectual property licenses	450,000	—	450,000	na
Service Fees
Windows	296,400	271,700	24,700	9.1%
Unix	282,500	285,300	(2,800)	-1.0%
	578,900	557,000	21,900	3.9%
Other	52,100	39,100	13,000	33.2%
Total Revenue	$1,930,900	$1,594,100	$336,800	21.1%

Revenue for the nine-month periods ended September 30, 2009 and 2008 was comprised as follows:

Revenue	2009	2008	2009 Over (Under) 2008 Dollars	Percent
Product Licenses
Windows	$1,546,000	$1,657,500	$(111,500)	-6.7%
Unix	911,200	947,400	(36,200)	-3.8%
	2,457,200	2,604,900	(147,700)	-5.7%
Intellectual property licenses	2,300,000	—	2,300,000	na
Service Fees
Windows	867,400	763,800	103,600	13.6%
Unix	859,300	839,700	19,600	2.3%
	1,726,700	1,603,500	123,200	7.7%
Other	127,100	71,100	56,000	78.8%
Total Revenue	$6,611,000	$4,279,500	$2,331,500	54.5%

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

During the three-month period ended September 30, 2009 five of our customers decreased their aggregate sales orders for our Windows-based product licenses by approximately $197,000 as compared with the same period of the prior year. These aggregate decreases were the main factor in the decreased Windows-based product licenses revenue for the nine-month period ended September 30, 2009, as compared with the same period of the prior year.

For the three and nine-month periods ended September 30, 2009, the aggregate decreases in Windows-based product licenses revenue, discussed above, were partially offset by aggregate increases in such revenue from other customers, as compared with the same periods of the prior year.

There was also a small decrease noted in the sales of our Unix products during the nine-month period ended September 30, 2009, as compared to the same period of the prior year, which was primarily attributable to one of our larger Unix customers decreasing their order level by $36,000.

We believe that the decreases in our software revenue for the three and nine-month periods ended September 30, 2009, as compared with the respective periods of the prior year, are primarily due to the challenges our resellers face in selling to their end users in the current economy. Our software revenue can vary from period to period, sometimes by a material amount, because a significant portion of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Consequently, if any of these significant customers change their order level, or fail to order during the reporting period, our product licenses revenue could be materially impacted. We expect this situation to continue throughout the next several quarterly reporting periods.

The increases in service fees for the three and nine-month periods ended September 30, 2009, as compared with the same periods of the prior year, were primarily a result of the continued growth of the number of licenses our end-user customers have installed. Since our customers typically purchase maintenance contracts, and, subsequently, renew them upon expiration, as end-user customers continue to deploy more and more of our products, the revenue we are able to recognize from the sale of such maintenance contracts increases. We expect aggregate service fees revenue for 2009 to exceed those of 2008.

Other revenue for the three and nine-month periods ended September 30, 2009 increased, as compared with the same periods of the prior year, primarily as a result of the sale of private labeling kits. We have entered into four such sales during 2009, as compared with only three such sales during 2008.

Intellectual Property Revenue

We derived $450,000 and $2,300,000 from our intellectual property segment during the three and nine-month periods ended September 30, 2009. We entered into no such licensing agreements during either of the comparable periods of the prior year. We entered into one and four licensing agreements during the three and nine-month periods ended September 30, 2009, respectively, each of which generated revenue for us.

Revenues from our intellectual property segment are non-predictable and are dependent upon the outcome of our currently pending litigation efforts.

Cost of Revenue

Software Cost of Revenue

Software cost of revenue is comprised primarily of service costs, which represent the costs of customer service, and product costs. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet. Under accounting principles generally accepted in the United Sates (“GAAP”), research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products. No such costs were capitalized during either of the three or nine-month periods ended September 30, 2009 or 2008.

Software cost of revenue was 6% and 9% of total revenue for the three months ended September 30, 2009 and 2008, respectively, and 6% and 10% of total revenue for the nine months ended September 30, 2009 and 2008, respectively.

Software cost of revenue for the three-month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,
Description	2009	2008	2009 Over (Under) 2008 Dollars	Percent
Service costs	$101,300	$132,600	$(31,300)	-24%
Product costs	5,500	4,000	1,500	38%
	$106,800	$136,600	$(29,800)	-22%

Software cost of revenue for the nine-month periods ended September 30, 2009 and 2008 was as follows:

	Nine Months Ended September 30,
Description	2009	2008	2009 Over (Under) 2008 Dollars	Percent
Service costs	$355,200	$402,200	$(47,000)	-12%
Product costs	16,500	39,700	(23,200)	-58%
	$371,700	$441,900	$(70,200)	-16%

Service costs and product costs both decreased during the nine-month period ended September 30, 2009, as compared with the same period of the prior year. The decrease in service costs was reflective of the maturity of our current product offerings. Such products typically require less customer service support as evidenced by a decrease in the amount of time necessary to provide such services. Also adding to the decrease in service costs was a change in the mix of employees providing customer service as less expensive employees performed an increased amount of such services. The decrease in product costs was as a result of the timing of the renewal of a service contract for certain software that we license and incorporate into our product offerings, coupled with a change in the composition of the software programs so licensed.

Similar to the decrease in service costs for the nine-month period ended September 30, 2009, the decrease in service costs for the three-month period ended September 30, 2009, as compared with the same period of the prior year, was primarily due to the maturity of our current product offerings, a decrease in the overtime required to perform such services, and an increase in the performance of such services by less expensive employees. Also, during the three-month period ended September 30, 2009 there was one less employee providing customer service, as opposed to the same period of the prior year.

Service costs include non-cash stock-based compensation. Such costs aggregated approximately $1,300 and $4,100 for the three-month periods ended September 30, 2009 and 2008, respectively, and $5,700 and $14,900 for the nine-month periods ended September 30, 2009 and 2008, respectively.

We expect 2009 software cost of revenue to be somewhat lower than 2008 levels.

Intellectual Property Cost of Revenue

For the three and nine-month periods ended September 30, 2009, we incurred $171,000 and $896,000, respectively, of contingent legal fees in conjunction with the intellectual property licenses entered into during such periods. No such fees were incurred during either of the comparable periods of the prior year as we did not enter into any intellectual property licenses during those periods.

Cost of revenue from intellectual property sales are non-predictable and are dependent upon the outcome of our currently pending litigation efforts. We do not anticipate entering into any further intellectual property licenses during the remainder of 2009.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended September 30, 2009 decreased by $24,800, or 5%, to $448,900, from $473,700 for the same period of 2008. Selling and marketing expenses were 23% and 30% of revenue for the three-month periods ended September 30, 2009 and 2008, respectively.

For the nine-month period ended September 30, 2009 selling and marketing expenses increased by $86,700, or 7%, to $1,396,100, from $1,309,400 for the same period of 2008. Selling and marketing expenses were 21% and 31% of revenue for the nine-month periods ended September 30, 2009 and 2008, respectively.

Employee costs decreased during the three-month period ended September 30, 2009, as compared with the same period of the prior year, by approximately $19,800, primarily due to lower commissions, which resulted from a lower level of sales bookings, and lower non-cash stock-based compensation expense, which mainly resulted from the low price of our common stock throughout 2009. Travel and entertainment also decreased during the three-month period ended September 30, 2009, as compared with the same period of the prior year, by approximately $7,400. This resulted from an overall decrease in the number of visits made to customers and prospects. Partially offsetting these decreases was an increase in the costs of outside services for the three-months ended September 30, 2009, as compared with the same period of the prior year. The costs of outside services were increased mainly as a result of certain costs associated with implementing an integrated sales management software package.

For the nine-month period ended September 30, 2009, employee costs, costs of outside services and travel and entertainment were all higher by approximately $19,000, $63,600, and $6,700, respectively, as compared with the same period of the prior year. Employee costs were higher primarily due to increased employee benefits, which resulted mainly from increased health care costs, and bonuses, which resulted from the timing of certain sales bookings. Costs associated with outside services were higher primarily due to certain costs associated with implementing an integrated sales management software package. Travel and entertainment costs were higher primarily as a result of more members of our sales force visiting customers and prospects in Asia during the nine-month period ended September 30, 2009, as compared with the same period of 2008.

Included in employee costs were non-cash stock-based compensation costs aggregating approximately $3,200 and $6,500, respectively, for the three-month periods ended September 30, 2009 and 2008, and $12,000 and $25,500 for the nine-month periods ended September 30, 2009 and 2008, respectively.

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

General and administrative expenses increased by $56,900 or 6%, to $1,071,900, for the three-month period ended September 30, 2009, from $1,015,000 for the same period of 2008. General and administrative expenses were approximately 56% and 64% of revenue for the three-month periods ended September 30, 2009 and 2008, respectively.

For the nine-month period ended September 30, 2009, general and administrative expenses decreased by $320,800, or 11%, to $2,604,700 from $2,925,500 for the same period of 2008. General and administrative expenses were approximately 39% and 68% of revenue for the nine-month periods ended September 30, 2009 and 2008, respectively.

The main factors that contributed to the increase in general and administrative expense for the three-month period ended September 30, 2009, as compared with the same period of 2008, were aggregate increases in legal, professional and other outside services, which were approximately $184,700 higher due to costs associated with our on-going Juniper lawsuit efforts and Sarbanes-Oxley implementation, and travel and entertainment, which was approximately $24,700 higher as a result of increased time being spent by our Chief Executive Officer in our New Hampshire engineering facility.

Partially offsetting these increases during the three-month period ended September 30, 2009 was an aggregate decrease of approximately $53,500 in employee costs, which resulted mainly from the termination of one employee in our patent group earlier in 2009 and the non-recurrence of a discretionary bonus that was awarded to an employee in the three-month period ended September 30, 2008. Also partially offsetting the aforementioned increases during the three-month period ended September 30, 2009 was an aggregate decrease of approximately $105,400 in depreciation and amortization that resulted primarily from the reduction in net book value of our patent portfolio after the recording of an impairment charge against the portfolio in the fourth quarter of the year ended December 31, 2008.

The main contributing factors to the decrease in general and administrative expenses for the nine-month period ended September 30, 2009, as compared with the same period of 2008, were aggregate decreases in employee costs of approximately $199,100, and depreciation and amortization of approximately $316,200. Employee costs were lower during the nine-month period mainly due to the employee termination and non-recurring discretionary bonus, both discussed in the immediately preceding paragraph, as well as lower non-cash stock based compensation expense. Such compensation expense was lower mainly due to certain stock options becoming fully vested before and/or during the nine-month period ended September 30, 2009 as well as the lower fair value associated with new grants issued during 2009, as compared with those granted during 2008.

Partially offsetting these decrease during the nine-month period was increased legal, professional and other outside services, aggregating approximately $201,900. As set forth above, legal, professional and other outside services have increased due to costs associated with our on-going Juniper lawsuit efforts and Sarbanes-Oxley implementation.

Costs associated with other individual components of general and administrative expense, notably; insurance, rent, costs associated with being a public entity and bad debts expense did not change significantly during either the three or nine-month periods ended September 30, 2009, as compared with the same periods of the prior year.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $17,100 and $17,900, respectively, for the three-month periods ended September 30, 2009 and 2008, respectively, and $64,400 and $139,100 for the nine-month periods ended September 30, 2009 and 2008, respectively.

As noted above, general and administrative expenses have significantly decreased during the nine-month period ended September 30, 2009 as compared with the same period of the prior year. We do not expect this trend to continue throughout the remainder of 2009. We expect that certain non-contingent legal fees associated with our Juniper lawsuit will continue to increase throughout the remainder of 2009 such that aggregate general and administrative expenses for 2009 will be somewhat lower than 2008 levels.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of stock-based compensation expense), payments to contract programmers, rent, and depreciation

Research and development expenses decreased by $43,300, or 7%, to $585,300, for the three-month period ended September 30, 2009, from $628,600 for the same period of 2008. Research and development expenses were approximately 30% and 39% of revenue for the three-month periods ended September 30, 2009 and 2008, respectively.

For the nine-month period ended September 30, 2009, research and development expenses increased by $382,900, or 22%, to $2,097,300 from $1,714,400 for the same period of the prior year. Research and development expenses were approximately 32% and 40% of revenue for the nine-month periods ended September 30, 2009 and 2008, respectively.

Under GAAP, all costs of product development incurred once technological feasibility has been established, but prior to general release of the product, are typically capitalized and amortized to expense over the estimated life of the underlying product, rather than being charged to expense in the period incurred. No such product development costs were capitalized during either of the three or nine-month periods ended September 30, 2009 or 2008.

Factors contributing to the decrease in research and developments costs during the three-month period ended September 30, 2009, as compared with the same period of the prior year, included: decreased outside services of approximately $40,600, which resulted from certain contract engineers completing the projects they had been hired to perform, decreased travel and entertainment of approximately $11,000, which mainly resulted from fewer trips by our Israeli-based engineers to our New Hampshire engineering facility, and decreased rent of approximately $2,800, which resulted from the closure of our office in Israel during 2008.

Partially offsetting these decreases during the three-month period was an aggregate increase of approximately $11,800 in employee costs, which resulted from having three more employees. Partially offsetting the increased employee costs was a decrease in employee costs related to our Israeli employees as one such employee transitioned from full to part-time, and decreased non-cash stock-based compensation expense mainly due to certain stock options becoming fully vested before and/or during the three-month period ended September 30, 2009, as well as the lower fair value associated with new grants issued during 2009, as compared with those granted during 2008.

The increase in research and development costs for the nine-months ended September 30, 2009, as compared with the same period of the prior year was mainly due to increases in employee costs of approximately $229,400 and outside services of approximately $203,200 that were partially offset by decreases in rent of approximately $20,700 and travel and entertainment of $19,900.

Employee costs were higher during the nine-month period primarily due to having four more employees than in the prior year, and outside services were higher as we increased our use of contract engineers to assist in research and development activities surrounding GO-Global for Windows. These costs were partially offset by decreased rent, related to the closure of our Israeli office in 2008, and decreased travel and entertainment, related to fewer trips to our New Hampshire engineering facility by our Israeli-based engineers.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $11,500 and $43,600, respectively, for the three-month periods ended September 30, 2009 and 2008, respectively, and $57,200 and $107,300 for the nine-month periods ended September 30, 2009 and 2008, respectively.

We currently expect 2009 research and development expenses to be higher than 2008 levels as a result of the increases to our engineering staff, our continued use of outside consultants, and our overall investments in this area.

Segment Operating Gain (Loss)

Segment operating gain (loss) for the three and nine-month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) From Operations	2009	2008	2009	2008
Software	$(202,900)	$(126,500)	$(1,064,900)	$(711,600)
Intellectual Property	(250,100)	(533,300)	310,100	(1,400,100)
Consolidated Loss From Operations	$(453,000)	$(659,800)	$(754,800)	$(2,111,700)

The increased operating loss we experienced from our software segment for the three-month period ended September 30, 2009, as compared with the same period of the prior year, was primarily due to decreased product revenue. The increased operating loss we experienced from our software segment for the nine-month period ended September 30, 2009, as compared with the same period of the prior year, was primarily due to increased selling and marketing and research and development expenses.

The decreased operating loss we experienced from our intellectual property segment for the three-month period ended September 30, 2009, as compared with the same period of the prior year, was primarily due to entering into a licensing and settlement agreement during such period, whereas no such agreement was entered into during the same period of the prior year.

The operating gain we experienced during the nine-month period ended September 30, 2009, as compared to the operating loss we experienced during the same period of the prior year, was primarily due to entering into four licensing and settlement agreements during the current year, whereas no such agreements were entered into during the prior year.

Other Income, net

During the three and nine-month periods ended September 30, 2009, other income, net, included $4,200 and $4,700, respectively, of income related to the fair value adjustment recorded against our liability attributable to warrants (see Note 7 of the condensed consolidated financial statements). Also included in other income, net was interest income earned on excess cash balances. During the three and nine-month periods ended September 30, 2008, other income, net, was primarily comprised of interest income earned on excess cash balances.

Net Income (Loss)

As a result of the foregoing items, net loss for the three-month period ended September 30, 2009 was $444,900, a decrease of $198,300, or 31%, from a net loss of $643,200 for the same period of 2008.  For the nine-month period ended September 30, 2009, net loss was $740,400, a decrease of $1,303,700, or 64%, from a net loss of $2,044,100 for the same period of 2008.

Liquidity and Capital Resources

We have increased investments in our software segment during the nine-month period ended September 30, 2009, as compared with the same period of the prior year, and anticipate this trend to continue for the remainder of 2009. We have funded and expect to continue to fund these increases through our cash on hand, as of September 30, 2009, and our anticipated 2009 revenue streams. We are continually looking at ways to improve our revenue streams, including through the development of new products and further acquisitions. We continue to review potential acquisition and other investment opportunities as they present themselves to us. We believe that maintaining our current revenue streams, coupled with judicial use of our cash on hand, will be sufficient to support our operational plans for the next twelve months.

During the nine-month periods ended September 30, 2009 and 2008, our reported net losses of $740,400 and $2,044,100, respectively, included significant non-cash items, such as; depreciation and amortization of $419,500 and $726,800, respectively, which were primarily related to amortization of our patents; and stock-based compensation expense of $139,300 and $286,800, respectively.

During the nine-month periods ended September 30, 2009 and 2008 we closely monitored our investing activities, spending approximately $14,200 and $76,500, respectively, primarily in fixed asset purchases that were mainly computer equipment and software. Our financing activities for the nine-month periods ended June 30, 2009 and 2008 were comprised of receiving proceeds from the sale of stock to our employees under the terms of our employee stock purchase plan and the purchase of outstanding shares of our common stock under the terms of our board-approved stock buy back program.

Cash and Cash Equivalents

As of September 30, 2009, cash and cash equivalents were $3,848,700, as compared with $3,742,200 as of December 31, 2008, an increase of $106,500, or 3%. The majority of this increase was due to the proceeds of the intellectual property settlement licenses entered into during the period, which were partially offset by the consumption of cash by other elements of our operations.

Accounts Receivable, net

At September 30, 2009 and December 31, 2008, we had approximately $691,700 and $970,000, respectively, in accounts receivable, net of allowances totaling $32,000 at each respective date. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Buy Back Program

As of September 30, 2009, we had repurchased 874,000 shares of common stock for $169,200 under terms of the Board approved stock buy back program. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock, however; we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During the three and nine-month periods ended September 30, 2009 we repurchased 580,000 shares at an average price of approximately $0.14 per share. As of September 30, 2009, $830,800 remains authorized but unused.

Working Capital

As of September 30, 2009, we had current assets of $4,620,400 and current liabilities of $2,716,900, which netted to working capital of $1,903,500. Included in current liabilities was the current portion of deferred revenue of $1,764,300.

Segment Fixed Assets

As of September 30, 2009 and December 31, 2008, segment fixed assets (long-lived assets) were as follows:

	June 30, 2009	December 31, 2008
Software	$1,281,700	$1,254,200
Accumulated depreciation/amortization	(1,136,700)	(1,071,500)
	145,000	182,700

Intellectual Property	2,839,000	2,839,000
Accumulated depreciation/amortization	(2,209,200)	(1,855,000)
	629,800	984,000

Unallocated	5,000	20,200

Total Fixed Assets, net	$779,800	$1,186,900

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) implemented the FASB Accounting Standards Codification (the “Codification”) effective July 1, 2009. The Codification has become the source of authoritative GAAP recognized by FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities law are also sources of authoritative GAAP for SEC registrants, including the Company. On the effective date of the Codification, the

Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grand-fathered non-SEC accounting literature not included in the Codification has become non-authoritative.

Following the effective date of the Codification, FASB will not release new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts, but instead will issue Accounting Standards Updates (“ASU’s”). ASU’s will not be considered authoritative in their own right, but will serve only to update the Codification, provide background information about the guidance in the Codification, and provide the basis for the conclusions on the changes in the Codification.

In June 2009, FASB issued ASU 2009-01, “Generally Accepted Accounting Principles (Topic 105).” ASU 2009-01 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-01 did not have a material impact on results of operations, cash flows, or financial position.

In August 2009, the FASB issued ASU 2009–05, “Measuring Liabilities at Fair Value.” ASU 2009–05 amends FASB ASC 820, “Fair Value Measurements.” Specifically, ASU 2009–05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with the principles of FASB ASC Topic 820 (e.g. an income approach or market approach). ASU 2009–05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a material impact on results of operations, cash flows, or financial position.

In October 2009, FASB issued ASU 2009-13 “Revenue Recognition (Topic 605).” ASU 2009-13 provides accounting and financial reporting disclosure amendments for multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Under the previous guidance, if the fair value of all of the elements in an arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of ASU 2009-13 is not anticipated to have a material impact on results of operations, cash flows, or financial position.

In May 2009, FASB issued FASB ASC 855, “Subsequent Events,” formerly Statement of Financial Accounting Standards No. 165. “Subsequent Events,” which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FASB ASC 855 sets forth (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim or annual financial reporting periods ending after June 15, 2009. The adoption of FASB ASC 855 did not have a material impact on results of operations, cash flows or financial position.

In April 2009, FASB issued FASB ASC 825-10-50, “Financial Instruments, Disclosure,” formerly Staff position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance within FASB ASC 825-10-50 relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FASB ASC 825-10-50 is effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825-10-50 did not have a material impact on results of operations, cash flows or financial position.

In June 2008, FASB ratified FASB ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” formerly the Emerging Issues Task Force’s Issue No. 07-5,”Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. See Note 7 for additional information.

In April 2008, FASB issued FASB ASC 350-30, “Goodwill and Other, General Intangibles Other than Goodwill,” formerly FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of FASB ASC ..350-30 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 850, “Business Combinations,” formerly FASB Statement No. 141 (revised 2007), “Business Combinations,” and other accounting principles generally accepted in the United States. FASB ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 350-30 did not have a material impact on results of operations, cash flows or financial position.

In March 2008, FASB issued FASB ASC 815, Derivatives and Hedging,” formerly Statement of Financial Accounting Standard No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). FASB ASC 815 requires enhanced disclosures about a company’s derivative and hedging activities. FASB ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of FASB ASC 815 did not have a material impact on results of operations, cash flows or financial position.

In December 2007, FASB issued FASB ASC 815, “Business Combinations,” formerly Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” which replaced SFAS No. 141, “Business Combinations.” FASB ASC 815 establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in a business combination at their fair value at acquisition date. FASB ASC 815 alters the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. FASB ASC 815 is effective for business combinations closed in fiscal years beginning after December 15, 2008. The Company has evaluated the impact of FASB ASC 815 and has concluded that results of operations, cash flows or financial position will only be impacted in relation to future business combination activities, if any.

In September 2006, FASB issued FASB ASC 820, “Fair Value Measurements and Disclosures,” formerly Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. FASB ASC 820 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, FASB ASC 820 does not require any new fair value measurements, however, for some entities; application of FASB ASC 820 will change current practice.  FASB ASC 820 was effective for financial statements issued for the first fiscal year beginning after November 15, 2007 and interim periods within those fiscal years.  Adoption of FASB ASC 820 did not have a material impact on results of operations, cash flows or financial position. In February 2008, FASB issued FASB ASC 820-10, “Fair Value Measures and Disclosures,” formerly FASB Staff Position No. 157-2 that deferred the effective date of FASB ASC 820-10 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. In addition, FASB also agreed to exclude from the scope of FASB ASC 820 fair value measurements made for purposes of applying FASB ASC 840, Leases,” formerly Statement of Financial Accounting Standards No. 13, “Accounting for Leases” and related interpretive accounting pronouncements. The adoption of FASB ASC 820 did not have a material impact on results of operations, cash flows or financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On April 24, April 28, May 26, and September 21, 2009, we entered into settlement and licensing agreements with CareerBuilder, LLC, Classified Ventures, LLC, Google, Inc., and Yahoo! Inc., respectively, which ended all legal disputes between us and these entities, and granted to each of these entities irrevocable, perpetual, world-wide, non-exclusive licenses to all of our patents and patent applications.

The paragraphs that follow summarize the status of all of our currently active legal proceedings. In all such proceedings, we have retained the services of various outside counsels. All such counsels have been retained under contingency fee arrangements that require us to only pay for certain non-contingent fees, such as services for expert consultants, and travel, prior to a verdict or settlement of the respective underlying proceeding.

GraphOn Corporation v. Juniper Networks, Inc.

On August 28, 2007, we filed a proceeding against Juniper Networks, Inc. (“Juniper”) in the United States District Court in the Eastern District of Texas (the “court”) alleging that certain of Juniper’s products infringe three of our patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the “’014,” “’798” and “’336” patents, respectively) which protect our fundamental network security and firewall technologies. We seek preliminary and permanent injunctive relief along with unspecified damages and fees.  Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe any of these patents, and that all of these patents are invalid and unenforceable. On September 29, 2009, the court issued a series of orders that: (i) denied Juniper’s motions to transfer the case to the Northern District of California: (ii) denied Juniper’s request to stay the case pending the reexamination proceedings in the PTO: (iii) granted our request to remove the ‘336 patent from the case: and (iv) denied our motion to consolidate this case with the case discussed below under Juniper Networks, Inc. v. GraphOn Corporation et al. As a result, the case filed on August 28, 2007 will proceed in the Eastern District Court of Texas with jury selection set for July 6, 2010.

Separately, Juniper has petitioned the United States Patent and Trademark Office (the “PTO”) to reexamine two of our patents (the ’014 and ’798 patents). On April 6, 2008, the PTO ordered the reexamination of the ‘798 patent, and on July 25, 2008, the PTO ordered the reexamination of the ‘014 patent.

On January 26, 2009, the PTO issued a non-final rejection of the single claim of the ‘798 patent. On March 26, 2009, we responded with a detailed disagreement with the PTO’s non-final rejection and added 30 new claims to the ‘798 patent. On September 24, 2009, the PTO issued a final rejection. We are currently preparing a response.

On May 26, 2009, the PTO issued a non-final rejection of the ‘014 patent. On July 27, 2009, we responded with a detailed disagreement with the PTO’s non-final rejection and added 15 new claims to the ‘014 patent. On August 14, 2009, the PTO issued a final rejection. On October 14, 1009, we responded with proposed amendments. The PTO has not yet responded to our response.

We believe that the patentability of each of these patents will ultimately be confirmed by the PTO, and we are committed to pursuing the confirmation of these patents through all channels of appeal, if necessary.

Juniper Networks, Inc.  v. GraphOn Corporation et al

On March 16, 2009, Juniper Networks, Inc. initiated a proceeding against us and one of our resellers in the United States District Court in the Eastern District of Virginia alleging infringement of one of their patents, namely; U.S. Patent No. 6,243,752 (the “’752 Patent”), which protects Juniper’s unique method of transmitting data between a host computer and a terminal computer. On May 1, 2009, we filed an answer in which we asked the court to declare that the ‘752 Patent is not infringed and/or is invalid under the patent laws. We also asserted a counterclaim against Juniper, alleging infringement of four of our patents, namely; U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and 7,424,737. On June 18, 2009, the United States District Court in the Eastern District of Virginia granted a motion filed by Juniper to transfer our counterclaim of patent infringement to the United States District Court in the Eastern District of Texas. No trial date has been set by the court yet.  On August 12, 2009 we filed a motion to consolidate the patents transferred from the Virginia case into the pending case in the Eastern District of Texas. The motion to consolidate was denied on September 29, 2009.

On October 9, 2009, we filed a motion for summary judgment asking the court to find that we do not infringe the ‘752 patent, and that the ‘752 patent is invalid. A hearing for this motion is set for November 20, 2009.

GraphOn Corporation v. Classified Ventures, LLC et al

On March 10, 2008, we initiated a proceeding against Classified Ventures, LLC; IAC/InterActiveCorp; Match.com (an operating business of IAC/InterActiveCorp); Yahoo! Inc.; eHarmony.com; and CareerBuilder, LLC in the United States District Court in the Eastern District of Texas alleging infringement of four of our patents, namely; U.S. Patent Nos. 6,324,538, 6,850,940, 7,028,034 and 7,269,591, which protect our unique method of maintaining an automated and network-accessible database. The suit alleges that the named companies infringe our patents on each of their Web sites. The suit seeks permanent injunctive relief along with unspecified damages. During late April and early May 2008, the opposing parties in the proceeding filed their Answers and Counterclaims seeking a declaratory judgment that they do not infringe the patents in the suit and that each of the patents in the suit are invalid and unenforceable. On June 5, 2008, we filed our answers to each of the opposing parties’ counterclaims. On August 21, 2008, IAC/interactive Corp. was dismissed from the lawsuit without prejudice. On December 2, 2008 the court issued a Docket Control Order setting the dates of April 27, 2011 for the Markman Hearing, in which the court defines any disputed claim terms, and November 7, 2011 for jury selection. On May 11, 2009, in conjunction with settlements reached with us, the court granted a joint motion to dismiss Classified Ventures, LLC and CareerBuilder, LLC from the case. On September 30, 2009, the court granted a joint motion to dismiss Yahoo! Inc. from the case, as a result of a settlement with us, thus leaving eHarmony and Match.com as the only remaining defendants to this proceeding.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2009, stock options to purchase 20,000 shares of common stock, at an exercise price of $0.09, were granted to a non-executive employee.

The grant of such stock option to the above-listed person was not registered under the Securities Act of 1933, because the stock options were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

On January 8, 2008, our Board of Directors authorized a stock buy back program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion.

The following is a summary of our share repurchases of our common stock during the three-month period ended September 30, 2009 under the buy back program:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July	—	$—	—	$—	$912,300
August	580,000	$0.14	580,000	$81,500	$830,800
September	—	$—	—	$—	$830,800
Total	580,000	$0.14	580,000	$81,500

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 – Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation
(Registrant)

Date: November 16, 2009	Date: November 16, 2009
By: /s/ Robert Dilworth	By: /s/ William Swain
Robert Dilworth	William Swain
Chief Executive Officer and	Chief Financial Officer
Chairman of the Board	(Principal Financial Officer and
(Principal Executive Officer)	(Principal Accounting Officer)