Form 10-K
period 2009-12-31
GRAPHON CORP/DE
filed 2010-03-31
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-K
____________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number: 0-21683

GraphOn Corporation
 (Exact name of Registrant as specified in its charter)

Delaware	13-3899021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5400 Soquel Avenue, Suite A2
Santa Cruz, California 95062
(Address of principal executive offices)

 (800) 472-7466
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $0.0001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer    ☐ Accelerated filer    ☐Non-Accelerated filer     ☑ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the Registrant’s common stock held by non-affiliates was $2,838,300.

As of March 19, 2010, there were outstanding 45,898,292 shares of the Registrant’s common stock.

GRAPHON CORPORATION

ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1.               BUSINESS

General

We are developers of business connectivity software, including Unix, Linux and Windows server-based software, with an immediate focus on web-enabling applications for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others.  We have also made significant investments in intellectual property and have pursued various means of monetizing such investments. We conduct and manage our business in two business segments, which we refer to as our “Software” and “Intellectual Property” segments, respectively.

Server-based computing, sometimes referred to as thin-client computing, is a model where traditional desktop software applications are relocated to run entirely on a server, or host computer.  This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing.  Our software architecture provides application developers with the ability to relocate applications traditionally run on the desktop to a server, or host computer, where they can be run over a variety of connections from remote locations to a multiplicity of display devices. With our server-based software, applications can be web enabled, without any modification to the original application software required, allowing the applications to be run from browsers or portals.   Our server-based technology can web-enable a variety of Windows, Unix or Linux applications.

We are a Delaware corporation, founded in May of 1996.  Our headquarters are located at 5400 Soquel Avenue, Suite A2, Santa Cruz, California, 95062 and our phone number is 1-800-GRAPHON (1-800-472-7466).   Our Internet website is http://www.graphon.com.  The information on our website is not part of this annual report.  We also have offices in Concord, New Hampshire and Irvine, California.

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information that we file electronically with the SEC from time to time.  We post our annual, quarterly and periodic filings that we have made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 on our website as soon as reasonably practicable after such reports and other materials have been electronically filed with, or furnished to, the SEC. You may obtain these filings by visiting our website and clicking on “About GraphOn,” then “Investors,” and then “View GraphOn SEC Filings”.

Business Connectivity Software

History

In the 1970s, software applications were executed on central mainframes and typically accessed by low-cost display terminals.  Information technology departments were responsible for deploying, managing, and supporting applications to create a reliable environment for users.  In the 1980s, the personal computer, or PC, became the desktop of choice, empowering the user with flexibility, a graphical user interface, and a multitude of productive and inexpensive applications.  In the 1990s, the desktop provided access to mainframe applications and databases, which run on large, server computers. Throughout the computing evolution, the modern desktop has become increasingly complex and costly to administer and maintain.  This situation is further worsened as organizations become more decentralized with employees operating from home, in the field, or at other remote locations, and as their desire increases to become more closely connected with vendors and customers through the Internet.

Lowering Total Cost of Ownership

PC software, generally, has grown dramatically in size and complexity in recent years.  As a result, the cost of supporting and maintaining PC desktops has increased substantially.  Industry analysts and enterprise users alike have begun to recognize that the total cost of PC ownership, taking into account the recurring cost of technical support, administration, security, and end-user down time, has become high; both in absolute terms, and relative to the initial hardware purchase price.

With increasing demands to control corporate computing costs, industry leaders are developing technology to address total cost of ownership issues.  One approach, led by Sun Microsystems and IBM, utilizes Java-based network computers, which operate by downloading small Java programs to the desktop, which in turn are used for accessing server-based applications.  Another approach is Microsoft’s Windows Terminal Services™, introduced in June 1998.  It permits server-based Windows applications to be accessed from Windows-based network computers.  Both initiatives are examples of server-based computing.  They simplify the desktop by moving the responsibility of running applications to a central server, with the promise of lowering total cost of ownership.

Enterprise Cross-Platform Computing

Today’s enterprises contain a diverse collection of end user devices, each with its particular operating system, processing power and connection type.  Consequently, it is becoming increasingly difficult to provide universal access to business-critical applications across the enterprise.  As a result, organizations resort to emulation software, new hardware or costly application rewrites in order to provide universal application access.

A common cross-platform problem for the enterprise is the need to access Unix or Linux applications from a PC desktop.  While Unix-based computers dominate the enterprise applications market, Microsoft Windows-based PCs dominate the enterprise desktop market.  Since the early 1990s, enterprises have been striving to connect desktop PCs to Unix applications over all types of connections, including networks and standard phone lines.  This effort, however, is both complex and costly.  The primary solution to date is known as PC X Server software, which requires substantial memory and processing resources on the desktop.  Typically, PC X Server software is difficult to install, configure and maintain.  Enterprises are looking for effective Unix connectivity software for PCs and non-PC desktops that is easier and less expensive to administer and maintain.

Businesses today are exploring alternatives to the Windows desktop.  The Linux desktop is a popular choice as it promises lower acquisition costs and avoids “single vendor lock-in.”  Both the Linux desktop and the Unix desktop, popular in many engineering organizations, need to access the large number of applications written for the Microsoft operating environment, such as Office 2003 and Office 2007.  Our technology enables server-based Windows applications to be accessible to any client device running our GO-Global client software.

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

Our Technology

Our server-based software deploys, manages, supports and executes applications entirely on a server computer by interfacing efficiently and instantaneously to the user’s desktop device.  Our Windows-based Bridges software, introduced during 2000, enabled us to enter the Windows application market by allowing us to provide support for Windows applications to enterprise customers and to leverage independent software vendors (ISVs) as a distribution channel.  We introduced our GO-Global for Windows product in 2002, which features increased application compatibility, server scalability and improved application performance over our Bridges software.

Our technology consists of three key components:

•	A server component, which runs alongside the server-based application and intercepts user-specific information for display at the desktop.
•
A desktop component, which sends keystrokes and mouse motion to the server, as well as displaying the appearance of the application to the desktop user.  This keeps the desktop simple, or thin, independent of application requirements for resources, processing power, and operating systems.

•
Our protocol, which enables efficient communication over both fast networks and slow dial-up connections, allows applications to be accessed from remote locations with network-like performance and responsiveness.

We believe that the major benefits of our technology are as follows:

•
Lowers Total Cost of Ownership.  Reducing information technology (IT) costs is a primary goal of our products.  Installing enterprise applications is time-consuming, complex and expensive, typically requiring administrators to manually install and support diverse desktop configurations and interactions.  Our server-based software simplifies application management by enabling deployment, administration and support from a central location.  Installation and updates are made only on the server, thereby avoiding desktop software and operating system conflicts and minimizing at-the-desk support.

•
Supports Strong Information Security Practices.  The distributed nature of most organizations’ computing environments makes information security difficult.  Business assets, in the form of data, are often dispersed among desktop systems.  Our server-based approach places the application and data on servers behind firewalls, thus enabling an organization to centrally manage its applications and data.

•
Web Enables Existing Applications.  The Internet represents a fundamental change in distributed computing.  Organizations now benefit from ubiquitous access to corporate resources by both local and remote users.  However, to fully exploit this opportunity, organizations need to find a way to provide access to existing applications to Internet enabled devices.  Our technology is specifically targeted at solving this problem.  With GO-Global, an organization can provide access to an existing application to an Internet-enabled device without the need to rewrite the application.  This reduces application development costs while preserving the original user interface, which is typically difficult to replicate in Web-based versions of the original application.

•
Connects Diverse Computing Platforms.  Today’s computing infrastructures are a mix of computing devices, network connections and operating systems.  Enterprise-wide application deployment is problematic due to this heterogeneity, often requiring costly and complex emulation software or application rewrites.  Our products provide organizations the ability to access applications from virtually all devices, utilizing their existing computing infrastructure, without rewriting a single line of code or changing or reconfiguring hardware.  This means that enterprises can maximize their investment in existing technology and allow users to work in their preferred environment.

•
Leverages Existing PCs and Deploys New Desktop Hardware.  Our software brings the benefits of server-based computing to users of existing PC hardware, while simultaneously enabling enterprises to take advantage of, and deploy, new, less complex network computers.  This assists organizations in maximizing their current investment in hardware and software while, at the same time, facilitating a manageable and cost effective transition to newer devices.

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

Our primary product offerings are:

•
GO-Global for Windows allows access to Windows applications from remote locations and a variety of connections, including the Internet and dial-up connections.  GO-Global for Windows allows Windows applications to be run via a browser from Windows or non-Windows devices, over many types of data connections, regardless of the bandwidth or operating system.  With GO-Global for Windows, web enabling is achieved without modifying the underlying Windows applications’ code or requiring costly add-ons.

•
GO-Global for Unix web-enables Unix and Linux applications, allowing them to be run via a browser from many different display devices, over various types of data connections, regardless of the bandwidth or operating systems being used.  GO-Global for Unix web-enables individual Unix and Linux applications, or entire desktops.  When using GO-Global for Unix, web-enabling is achieved without modifying the underlying applications’ code or requiring costly add-ons.

Target Markets

The target market for our products comprises organizations that need to access Windows, Unix and/or Linux applications from a wide variety of devices, from remote locations, including over the Internet, dial-up lines, and wireless connections.  This includes organizations such as small to medium-sized companies, governmental and educational institutions, ISVs, and VARs.  Our software is designed to allow these enterprises to tailor the configuration of the end user device for a particular purpose, rather than following a “one PC fits all” high cost ownership model.  We believe our opportunities are as follows:

•
ISVs.  By web enabling their applications through use of our products, we believe that our ISV customers can accelerate their time to market without the risks and delays associated with rewriting applications or using other third party solutions, thereby opening up additional revenue opportunities and securing greater satisfaction and loyalty from their customers.

Our technology quickly integrates with their existing software applications without sacrificing the full-featured look and feel of such applications, thereby providing ISVs with out-of-the-box web enabled applications with their own branding for licensed, volume distribution to their enterprise customers.  We further believe that ISVs that effectively address the web computing needs of customers and the emerging application service provider market will have a competitive advantage in the marketplace.

•
Enterprises Employing a Mix of Unix, Linux, Macintosh and Windows.  Small to medium-sized companies that utilize a mixed computing environment require cross-platform connectivity solutions, like GO-Global, that will allow users to access applications from different client devices.  We believe that our server-based software products will significantly reduce the cost and complexity of connecting PCs to various applications.

•
Enterprises With Remote Computer Users and/or Extended Markets.  We believe that remote computer users and enterprises with extended markets comprise two of the faster growing market segments in the computing industry.  Extended enterprises allow access to their computing resources by their customers, suppliers, distributors and other partners, thereby affording them manufacturing flexibility, increased speed-to-market, and enhanced customer satisfaction.  For example, extended enterprises may maintain decreased inventory via just-in-time, vendor-managed inventory and related techniques, or they may license their proprietary software application on a “pay-per-time” model, based on actual time usage by the user.  The early adoption of extended enterprise solutions may be driven in part by enterprises’ needs to exchange information over a wide variety of computing platforms.  We believe that our server-based software products, along with our low-impact protocol, which has been designed to enable highly efficient low-bandwidth connections, are well positioned to provide enabling solutions for extended enterprise computing.

•
VARs. The VAR channel potentially presents an additional sales force for our products and services.  In addition to creating broader awareness of GO-Global, VARs also provide integration and support services for our current and potential customers.  Our products allow VARs to offer a cost effective competitive alternative for server-based thin client computing.  In addition, reselling our GO-Global software creates new revenue streams for our VARs.

Strategic Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets.  We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us.  Our strategic relationships include the following:

•
In July 1999, we entered into a five-year, non-exclusive agreement with Alcatel, a telecommunications, network systems and services company.  Pursuant to this agreement, Alcatel has licensed our GO-Global for Unix software for inclusion with their Turn-key Solution software, an optical networking system.  Alcatel’s customers are using our server-based solution to access Alcatel's UNIX/X Network Management Systems applications from T-based PCs.  Additionally, Alcatel has deployed GO-Global internally to provide their employees with high-speed network access to their own server-based software over dial-up connections, local area networks (LANs) and wide area networks (WANs).  Alcatel consummated a merger with Lucent Technologies during November 2006 and has continued operations under the name Alcatel-Lucent. Although this agreement expired in July 2004, our relationship with Alcatel-Lucent continues under the terms of the contract.  We anticipate continuing our relationship with Alcatel-Lucent throughout 2010.

•
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

•
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

•
We are a party to a non-exclusive reseller agreement with Centric Systems Brazil Softwares Ltda, a South American reseller of various technology products and related services. Under the terms of this agreement, Centric has licensed both our GO-Global for Windows and GO-Global for Unix software for deployment throughout their distribution network of end users. Our agreement with Centric, which was originally entered into in December 2008, automatically renews annually. Either party may terminate the agreement upon 60-days written notice to the other party.

Sales, Marketing and Support

Sales and marketing efforts of our software products are directed at increasing product awareness and demand among ISVs, small to medium-sized enterprises, and VARs who have a vertical orientation or are focused on Unix, Linux or Windows environments.  Current marketing activities include direct mail, targeted advertising campaigns, attendance at tradeshows, as well as displays and demonstrations at trade shows, production of promotional materials, and maintaining an Internet presence for marketing and sales purposes.

We currently consider Alcatel-Lucent, Ericsson, and Elosoft to be our most significant customers.  Sales to these three customers represented approximately 17.7%, 7.0% and 5.7% of total software product sales during 2009, respectively, and 15.3%, 7.3% and 4.6% of total software product sales during 2008, respectively.

Many of our customers enter into, and periodically renew, maintenance contracts to ensure continued product updates and support.  Currently, we offer maintenance contracts for one, two, three or five-year periods.

Research and Development

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products.  We invested approximately $2,768,600 and $2,373,500 into research and development with respect to our software products in 2009 and 2008, respectively.  No significant amount invested in research and development was capitalized during either 2009 or 2008. We historically have made significant investments in our protocol and in the performance and development of our server-based software and expect to continue to make significant product investments during 2010.

Competition

The server-based software market in which we participate is highly competitive.  We believe that our products offer certain advantages over our competitors, particularly in product performance and market positioning.  The market for our products ranges from remote access for a single PC user to server-based software for large numbers of users over many different types of device and network connections.  We encounter competition from manufacturers of conventional server-based software for the individual PC as well as competition from other companies in the server-based software market.  Competitive factors in our market space include: price, product quality, functionality, product differentiation and the breadth and variety of product offerings and product features.

We believe our principal competitors for our current products include Citrix Systems, Inc., Hummingbird Communications, Ltd., and Microsoft Corporation.  Citrix is an established leading vendor of server-based computing software.  Hummingbird is an established market leader in PC X Servers. Microsoft is an established leading vendor of operating systems and services for servers.

Proprietary Technology – Intellectual Property Portfolio

We rely primarily on trade secret protection, copyright law, confidentiality, and proprietary information agreements to protect our proprietary technology and registered trademarks.  Despite our precautions, it may be possible for unauthorized third parties to copy portions of our products, or to obtain information we regard as proprietary.  The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on our results of operations and financial condition.  We intend to defend our proprietary technology rights; however, we cannot give any assurance that our efforts to protect our proprietary technology rights will be successful.

We do not believe our products infringe on the rights of any third parties, but we can give no assurance that third parties will not assert infringement claims against us in the future, or that any such assertion will not result in costly litigation or require us to obtain a license to proprietary technology rights of such parties.

Through our acquisition of Network Engineering Solutions, Inc. (“NES”) in January 2005, we acquired the rights to 11 patents, which are primarily method patents that describe software and network architectures to accomplish certain tasks, as well as other intellectual property rights. Between 2005 and 2008, we initiated litigation against certain companies that we believed violated one or more of our patents. Due to the high cost of patent litigation, we have determined that we will not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of the NES patent families that were not involved in our on-going litigation as of December 31, 2008. A patent family is comprised of the original parent patent and any continuation, continuation in part, or divisional patent subsequently filed that claims priority therefrom.

As of March 19, 2010, we had 24 issued patents, with respect to the NES patent families, that will expire at various times between December 2014 and October 2016. Also as of March 19, 2010, we had 20 applications for patents filed in the United States Patent Office relating to the various aspects of submission, storage, retrieval and security of information stored on computers accessed remotely, typically through computer networks or the Internet. At that date, the applications had been pending for various periods ranging from approximately 12 to 72 months. Of the 20 applications, all are continuations of previously issued patents, within the NES patent families. Continuation applications are applications that are identical to an issued patent or another application but have different claims.

No applications for patents have been filed in any foreign jurisdiction.

On July 25, 2008 and April 6, 2008, the United States Patent and Trademark office (the “PTO”) ordered the reexamination of two of our patents, namely U.S. Patent Nos. 5,826,014 and 6,061,798 (the “’014” and “’798” patents), respectively. On August 14, 2009 and on September 24, 2009, the PTO issued final rejections of the ‘014 and ‘798 patents, respectively. We have appealed these rejections to the Board of Patents and Interferences. As of March 19, 2010, there had been no final determination of these appeals.

As discussed more fully in Item 7 in this Annual Report on Form 10-K, during 2008 we recorded an $868,200 impairment charge against certain patent families within our patent portfolio.

Operations

We perform all purchasing, order processing and shipping of products and accounting functions related to our operations.  Although we generally ship products electronically, when a customer requires us to physically ship them a disc, production of the disc, printing of documentation and packaging are also accomplished through in-house means; however, since virtually all of our orders are currently being fulfilled electronically, we do not maintain any prepackaged inventory. Additionally, we have relatively little backlog at any given time, thus; we do not consider backlog a significant indicator of future performance.

Employees

As of March 19, 2010, we had a full-time equivalent total of 34.5 employees, including 7 in marketing, sales and support, 20 in research and development (which is inclusive of employees who may also perform customer service related activities), 6.5 in administration and finance and 1 in our patent group.  We believe our relationship with our employees is good.  No employees are covered by a collective bargaining agreement.

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

We have experienced significant operating losses since we began operations.  We incurred operating losses of $1,833,600 and $2,720,300 for the years ended December 31, 2009 and 2008, respectively. We expect that both our Software and Intellectual Property segments will incur operating losses in 2010, consequently, we expect to report an operating loss on a consolidated basis for 2010. In subsequent reporting periods, if revenues grow more slowly than anticipated, or if aggregate operating expenses exceed expectations, we will continue to be unprofitable.  Even if we become profitable, we may be unable to sustain such profitability.

Continuance of the current widespread economic downturn could adversely affect our business, results of operations, financial condition, and cash flows.

The current economic downturn, coupled with continued uncertainty as to its duration and severity, could negatively impact our current and prospective customers, resulting in delays or reductions in their technology purchases. As a result, we could experience fewer new orders, fewer renewals, longer sales cycles, the impact of the slower adoption of newer technologies, increased price competition, and downward pressure on our pricing during contract renewals, any of which could have a material and adverse impact on our business, results of operations, financial condition, and cash flows. Continuation of the current adverse economic conditions also may negatively impact our ability to collect payment for outstanding debts owed to us by our customers or other parties with whom we do business. We can not predict the timing or strength of any subsequent recovery.

Our revenue is typically generated from a very limited number of significant customers.

A material portion of our revenue during any reporting period is typically generated from a very limited number of significant customers, all of which are unrelated third parties.  Consequently, if any of these significant customers reduce their order level or fail to order during a reporting period, our revenue could be materially adversely impacted.

Several of our significant customers are ISVs who have bundled our products with theirs to sell as web-enabled versions of their products.  Other significant customers include distributors who sell our products directly to end-users.  Some of our significant customers maintain inventories of our products for resale to smaller end-users.  For the customers who maintain inventories of our products for resale, we do not recognize revenue until our products are resold to end-users.  If these customers determine to maintain a lower level of inventory in the future and/or they are unable to sell their inventory to end-users as quickly as they have in the past, our revenue and business could be materially adversely impacted.

If we are unable to develop new products and enhancements to our existing products, our business, results of operations, financial condition, and cash flows could be materially adversely impacted.

The market for our products and services are characterized by:

•	frequent new product and service introductions and enhancements;
•	rapid technological change;
•	evolving industry standards;
•	fluctuations in customer demand; and
•	changes in customer requirements.

Our future success depends on our ability to continually enhance our current products and develop and introduce new products that our customers choose to buy.  If we are unable to satisfy our customers’ demands and remain competitive with other products that could satisfy their needs by introducing new products and enhancements, our business, results of operations, financial condition, and cash flows could be materially adversely impacted.  Our future success could be hindered by:

•	the limited amount of cash we have available to fund investment in new products and enhancements;
•	delays in our introduction of new products and/or enhancements of existing products;
•	delays in market acceptance of new products and/or enhancements of existing products; and
•	our, or a competitor’s, announcement of new products and/or product enhancements or technologies that could replace or shorten the life cycle of our existing products.

For example, sales of our GO-Global for Windows software could be affected by the announcement from Microsoft of the intended release, and the subsequent actual release. of a new Windows-based operating system, or an upgrade to a previously released Windows-based operating system version. These new or upgraded systems may contain similar features to our products or they could contain architectural changes that would temporarily prevent our products from functioning properly within a Windows-based operating system environment.

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

If our customers do not continue to purchase GO-Global products as a result of these or other factors, our revenue would decrease and our results of operations, financial condition, and cash flows would be adversely affected.

Our operating results in one or more future periods are likely to fluctuate significantly and may fail to meet or exceed the expectations of investors.

Our operating results are likely to fluctuate significantly in the future on a quarterly and annual basis due to a number of factors, many of which are outside our control.  Factors that could cause our revenues to fluctuate include the following:

•	our ability to maximize the revenue opportunities of our patents;
•	variations in the size of orders by our customers;
•	increased competition; and
•	the proportion of overall revenues derived from different sales channels such as distributors, original equipment manufacturers (OEMs) and others.

In addition, our royalty and license revenues are impacted by fluctuations in OEM licensing activity from quarter to quarter, which may involve one-time orders from non-recurring customers, or customers who order infrequently.  Our expense levels are based, in part, on expected future orders and sales; therefore, if orders and sales levels are below expectations, our operating results are likely to be materially adversely affected.  Additionally, because significant portions of our expenses are fixed, a reduction in sales levels may disproportionately affect our net income.  Also, we may reduce prices or increase spending in response to competition or to pursue new market opportunities.  Because of these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of investors.  In that event, the trading price of our common stock would likely be adversely affected.

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

Our products are primarily sold through several distribution channels.  An integral part of our strategy is to strengthen our relationships with resellers such as OEMs, systems integrators, VARs, distributors and other vendors to encourage these parties to recommend or distribute our products and to add resellers both domestically and internationally.  We currently invest, and intend to continue to invest, significant resources to expand our sales and marketing capabilities.  We cannot assure you that we will be able to attract and/or retain resellers to market our products effectively.  Our inability to attract resellers and the loss of any current reseller relationships could have a material adverse effect on our business, results of operations, financial condition, and cash flows.  Additionally, we cannot assure you that resellers will devote enough resources to provide effective sales and marketing support to our products.

The market in which we participate is highly competitive and has more established competitors.

The market we participate in is intensely competitive, rapidly evolving and subject to technological changes.  We expect competition to increase as other companies introduce additional competitive products.  In order to compete effectively, we must continually develop and market new and enhanced products and market those products at competitive prices.  As markets for our products continue to develop, additional companies, including companies in the computer hardware, software and networking industries with significant market presence, may enter the markets in which we compete and further intensify competition.  A number of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, sales, technical, marketing and other resources than we do.  We cannot give any assurance that our competitors will not develop and market competitive products that will offer superior price or performance features, or that new competitors will not enter our markets and offer such products.  We believe that we will need to invest increased financial resources in research and development to remain competitive in the future.  Such financial resources may not be available to us at the time or times that we need them, or upon terms acceptable to us.  We cannot assure you that we will be able to establish and maintain a significant market position in the face of our competition and our failure to do so would adversely affect our business.

Our stock price has been historically volatile.

Our stock price has historically been volatile; it has fluctuated significantly to date.  The trading price of our stock is likely to continue to be highly volatile and subject to wide fluctuations.  Your investment in our stock could lose value.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our corporate headquarters currently occupies approximately 1,850 square feet of office space in Santa Cruz, California, under a lease that will expire in July 2011.  Rental of these premises will average approximately $3,900 per month over the remaining term of the lease, which is inclusive of our pro rata share of utilities, facilities maintenance and other costs.

In Concord, New Hampshire, our domestic research and development team currently occupies approximately 5,560 square feet of office space under a lease that will expire in September 2012.  Rent on the Concord facility will approximate $8,800 per month over the remaining term of the lease.

We currently occupy approximately 150 square feet of office space in Irvine, California, under a lease that expires in March 2011.  Monthly rental payments for this sales office are approximately $1,200.

We believe our current facilities will be adequate to accommodate our needs for the foreseeable future.

ITEM 3.LEGAL PROCEEDINGS

Between 2005 and 2008, we initiated litigation against certain companies that we believed violated one of more of the patents we acquired from NES. Even though all of the attorneys we have retained to represent our interests in enforcing our patents have agreed to represent us on a contingency basis, certain significant costs of enforcement, including those associated with expert consultants and travel, are required to be paid as incurred. Due to the high cost of patent litigation, we have determined that we will not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of the NES patent families that were not involved in our on-going litigation as of December 31, 2008. We can give no assurances that we will be able to continue this litigation in the future.

On April 24, April 28, May 26, and September 21, 2009, we entered into settlement and licensing agreements with CareerBuilder, LLC, Classified Ventures, LLC, Google, Inc., and Yahoo! Inc., respectively, which ended all legal disputes between us and these entities, and granted to each of these entities irrevocable, perpetual, world-wide, non-exclusive licenses to all of our patents and patent applications. As a result of entering into these settlement and licensing agreements, we recorded $2,300,000 in Intellectual Property License revenue for the year ended December 31, 2009.

The paragraphs that follow summarize the status of all currently active legal proceedings. In all such proceedings we have retained the services of various outside counsel. All such counsel have been retained under contingency fee arrangements that require us to only pay for certain non-contingent fees, such as services for expert consultants, and travel, prior to a verdict or settlement of the respective underlying proceeding.

GraphOn Corporation v. Juniper Networks, Inc.

On August 28, 2007, we filed a proceeding against Juniper Networks, Inc. (“Juniper”) in the United States District Court in the Eastern District of Texas (the “court”) alleging that certain of Juniper’s products infringe three of our patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the “’014,” “’798” and “’336” patents) which protect our fundamental network security and firewall technologies. We seek preliminary and permanent injunctive relief along with unspecified damages and fees.  Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe any of these patents, and that all of these patents are invalid and unenforceable. On September 29, 2009, the court granted our request to remove the ‘336 patent from the case. On December 30, 2009, the court, acting on its own motion, transferred the case to the United States District Court for the Northern District of California. No trial date has as yet been set.

Separately, Juniper has petitioned the United States Patent and Trademark Office (the “PTO”) to reexamine two of our patents (the ’014 and ’798 patents). On April 6, 2008, the PTO ordered the reexamination of the ‘798 patent, and on July 25, 2008, the PTO ordered the reexamination of the ‘014 patent.

On August 14, 2009 and on September 24, 2009, the PTO issued final rejections of the ‘014 and ‘798 patents, respectively. We have appealed these rejections to the Board of Patents and Interferences. As of March 19, 2010 there had been no final determination of these appeals.

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

On November 24, 2009, the court granted a motion filed by Juniper and dismissed the case. On December 10, 2009, we filed a motion seeking attorney’s fees and costs. Subsequently, the court dismissed our motion, and we have appealed the court’s decision of such motion to the Court of Appeals for the Federal Circuit. No hearing date has as yet been set.

We also asserted a counterclaim against Juniper, alleging infringement of four of our patents, namely; U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and 7,424,737. On February 25, 2010, the court transferred the case to the United States District Court for the Northern District of California. No trial date has as yet been set by the court.

GraphOn Corporation v. Classified Ventures, LLC et al

On March 10, 2008, we initiated a proceeding against Classified Ventures, LLC; IAC/InterActiveCorp; Match.com (an operating business of IAC/InterActiveCorp); Yahoo! Inc.; eHarmony.com; and CareerBuilder, LLC in the United States District Court in the Eastern District of Texas alleging infringement of four of our patents, namely; U.S. Patent Nos. 6,324,538 (the “’538” patent); 6,850,940 (the “’940” patent); 7,028,034 (the “’034” patent); and 7,269,591 (the “’591” patent), which protect our unique method of maintaining an automated and network-accessible database. The suit alleges that the named companies infringe our patents on each of their Web sites. The suit seeks permanent injunctive relief along with unspecified damages. On August 21, 2008, IAC/interactive Corp. was dismissed from the lawsuit without prejudice. On December 2, 2008 the court issued a Docket Control Order setting the dates of April 27, 2011 for the Markman Hearing, in which the court will define any disputed claim terms, and November 7, 2011 for jury selection. On May 11, 2009, in conjunction with settlements reached with us, the court granted a joint motion to dismiss Classified Ventures, LLC and CareerBuilder, LLC from the case. On September 30, 2009, the court granted a joint motion to dismiss Yahoo! Inc. from the case, as a result of a settlement with us, leaving eHarmony and Match.com as the only remaining defendants in this proceeding.

MySpace, Inc. v. GraphOn Corporation and craigslist, Inc. v. GraphOn Corporation

In response to our licensing efforts, on February 10, 2010 and March 18, 2010, MySpace, Inc. and craigslist, Inc., respectively, filed complaints for declaratory judgment in the United States District Court for the District of Northern California. Such complaints ask the court to take certain actions with respect to some of our patents, namely the ’538, ‘940, ‘034, and ‘591 patents. In each of their complaints, MySpace, Inc. and craigslist, Inc. ask the court to declare that they are not infringing these patents, or, alternatively, that each of these patents is invalid. Further, MySpace, Inc. asks the court to declare these patents unenforceable. On March 17, 2010 we responded to the MySpace complaint and added counterclaims of infringement by MySpace of the '538, '940, '034, and'591 patents. We seek unspecified damages and injunctive relief. Additionally, we added Fox Audience Network, Inc. as a party to this suit. We have not yet responded to the craigslist complaint.

ITEM 4.RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock.  Since March 27, 2003 our common stock has been quoted on the Over-the-Counter Bulletin Board.  Our common stock is quoted under the symbol “GOJO.”
	Fiscal 2009 *		Fiscal 2008 *
Quarter	High	Low	High	Low
First	$ 0.09	$ 0.04	$ 0.46	$ 0.27
Second	$ 0.12	$ 0.06	$ 0.35	$ 0.24
Third	$ 0.15	$ 0.08	$ 0.33	$ 0.17
Fourth	$ 0.08	$ 0.06	$ 0.22	$ 0.05

* The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 19, 2010 there were approximately 153 holders of record of our common stock.  Between January 1, 2010 and March 19, 2010 the high and low reported sales price of our common stock was $0.09 and $0.05, respectively, and on March 19, 2010 the closing price of our common stock was $0.09.

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

During the three-month period ended December 31, 2009, we granted stock options to purchase an aggregate 20,000 shares of common stock, at an exercise price of $0.09, to certain non-executive employees. The grants of such stock options were not registered under the Securities Act of 1933 because they were offered and sold in transactions not involving a public offering; thusly, they were exempt from registration under the Securities Act pursuant to the exemption from registration afforded by Section 4(2) of that Act.

On January 8, 2008, our Board of Directors authorized a program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion.

The following is a summary of our purchases of our common stock during the three month period ended December 31, 2009 under our Board authorized stock repurchase program:

Month	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October	—	—	—	—
November	—	—	—	—
December	550,000	$ 0.08	550,000	$ 48,100
Totals	550,000	$ 0.08	550,000	$ 48,100	$ 782,600

ITEM 6.SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes provided in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

Critical Accounting Policies. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  The Summary of Significant Accounting Policies appears in Part II, Item 8 – Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, which summary describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements.  Estimates are used for, but not limited to, the amount of stock-based compensation expense, the allowance for doubtful accounts, the estimated lives and valuation of intangible assets, depreciation of fixed assets, accruals for liabilities and taxes.  Actual results could differ materially from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition
We market and license products through various means, such as; channel distributors, independent software vendors (“ISVs”), value-added resellers (“VARs”) (collectively “resellers”) and direct sales to enterprise end users.  Our product licenses are generally perpetual.  We also separately sell intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, as well as other products and services.

Generally, software and intellectual property license revenues are recognized when:

•
Persuasive evidence of an arrangement exists, (i.e., when we sign a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer’s purchase order) and

•
Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance, (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed program(s) is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed programs) and

•	The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer’s purchase order, and
•	Collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

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

Certain resellers purchase product licenses that they hold in inventory until they are resold to the ultimate end user (an “inventory stocking order”). We defer recognition of revenue from inventory stocking orders until the underlying licenses are sold to the end user.

There are no rights of return granted to purchasers of our software programs.

We recognize revenue from maintenance contracts ratably over the related contract period, which generally ranges from one to five years.

Intellectual property license agreements provide for the payment of a fully paid licensing fee in consideration for the grant of a one-time, non-exclusive license to manufacture and/or sell products covered by patented technologies we own. Generally, the execution of these license agreements also provides for the release of the licensee from certain past and future claims, and the dismissal of any pending litigation between us and the licensee. Pursuant to the terms of these license agreements, we have no further obligation with respect to the grant of the license, including no express or implied obligation to maintain or upgrade the patented technologies, or provide future support or services to the licensee. As such, the earnings process is complete upon execution of the license agreement, and revenue is recognized upon execution of the agreement, and the determination that collectibility is probable.

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

Patents
Our patents are being amortized over their estimated remaining economic lives, currently estimated to be approximately one year, as of December 31, 2009.  Costs associated with filing, documenting or writing method patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to cost of goods sold. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense. During the fourth quarter of 2008, we recorded an impairment charge of $868,200 against certain of our patent families as we determined that, due to the high cost of patent litigation, we would not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of the NES patent families that were not involved in our on-going litigation as of December 31, 2008; thus, we reduced them to a net realizable value of $0 as of December 31, 2008. No such impairment charge was recorded during 2009.

Stock-Based Compensation
We apply the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Codification Subtopic (ASC) 718-10, “Compensation – Stock Compensation.” We estimated the fair value of each stock-based award granted during the years ended December 31, 2009 and 2008 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2009	2008
Estimated volatility	180% - 190%	158% - 173%
Annualized forfeiture rate	4%	4%
Expected option term (years)	7.5	7.5
Estimated exercise factor	10%	10%
Approximate risk-free interest rate	2.24% - 3.12%	2.6% - 3.5%
Expected dividend yield	—	—

In estimating our stock price volatility for grants awarded during the years ended December 31, 2009 and 2008, we analyzed our historic volatility over the 7.5 year period ended December 31, 2009 and December 2008, respectively, by reference to actual stock prices during this period. We derived an annualized forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in our work force. Our estimates of the expected option term and the estimated exercise factor were derived from our analysis of historical data and future projections. The approximate risk-free interest rate was based on the implied yield available on U. S. Treasury issues with remaining terms equivalent to our expected option term. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We also recognized compensation costs for shares purchased under our Employee Stock Purchase Plan (“ESPP”) during the years ended December 31, 2009 and 2008. We applied the same variables to the calculation of the costs associated with the ESPP shares purchased in each respective year as the stock option grants noted above, except that the expected term was 0.5 years in each year and the approximate risk-free interest rate was 0.16% - 0.40% for ESPP shares purchased during 2009, and 1.9% - 3.8% for such shares purchased during 2008. The time span from the date of grant of ESPP shares to the date of purchase is six months.

We have not historically paid dividends on our common stock and do not anticipate doing so for the foreseeable future.

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2009 and 2008 along with the dollar and percentage changes from 2008 to 2009 in the respective line items. Percentage changes that are not meaningful are marked “*”.

	Year Ended December 31,		Increase (Decrease)
Revenue	2009	2008	Dollars	Percentage
Product licenses	$ 3,328,600	$ 4,468,900	$ (1,140,300)	(25.5)%
Intellectual property licenses	2,300,000	—	2,300,000	*
Service fees	2,290,300	2,168,700	121,600	5.6
Other	158,300	71,100	87,200	122.6
Total Revenue	8,077,200	6,708,700	1,368,500	20.4

Cost of revenue
Service costs	463,000	530,100	(67,100)	(12.7)
Product costs	22,100	45,000	(22,900)	(50.9)
Contingent legal fees	896,000	—	896,000	*
Total Cost of revenue	1,381,100	575,100	806,000	140.1
Gross profit	6,696,100	6,133,600	562,500	9.2

Operating expenses
Selling and marketing	1,871,500	1,816,100	55,400	3.1
General and administrative	3,889,600	3,796,100	93,500	2.5
Research and development	2,768,600	2,373,500	395,100	16.6
Impairment of patents	—	868,200	(868,200)	(100.0)
Total Operating expenses	8,529,700	8,853,900	(324,200)	(3.7)
Loss from operations	(1,833,600)	(2,720,300)	886,700	(32.6)

Other income (expense)
Interest and other income	37,800	89,100	(51,300)	(57.6)
Interest and other expense	(22,400)	(7,300)	(15,100)	206.8
Total other income	15,400	81,800	(66,400)	(81.2)
Loss before provision (benefit) for income tax	(1,818,200)	(2,638,500)	820,300	(31.1)
Provision (benefit) for income taxes	2,000	(11,700)	13,700	(117.1)
Net loss	$ (1,820,200)	$ (2,626,800)	$ 806,600	(30.7)

Revenue.

Product Licensing Fees.
Our software revenue historically has been primarily derived from product licensing fees and service fees from maintenance contracts.

The table that follows summarizes product licensing fees for the years ended December 31, 2009 and 2008 and calculates the change in dollars and percentage from 2008 to 2009 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Product licensing fees	2009	2008	Dollars	Percentage
Windows	$ 2,095,900	$ 3,117,400	$ (1,021,500)	(32.8)%
Unix/Linux	1,232,700	1,351,500	(118,800)	(8.8)
Total	$ 3,328,600	$ 4,468,900	$ (1,140,300)	(25.5)

The 2009 decrease in Windows product licensing fees, when compared to those in 2008, was primarily due to the recognition of $946,000 of product licensing fees in 2008 that had previously been deferred. Such deferred product licensing fees were the aggregate of several transactions that occurred in 2006 and 2007 with a former distributor in Japan. At the time we had entered into each of such transactions, not all criteria necessary for recognizing revenue had been met, consequently, all revenue related to such transactions was deferred, and such deferred amounts were reported as long term liabilities. In 2008, when all criteria for revenue recognition was met, the revenue for these transactions was recognized and long term liabilities was reduced by a corresponding amount.

The balance of the decrease in our Windows product licensing fees for the year ended December 31, 2009, as compared with the prior year, was primarily due to fewer sales of our products as a result of the challenges our resellers faced in selling our products in the current economy.

Our software revenue varies from year to year, sometimes by a material amount, because the majority of this revenue has historically been earned, and continues to be earned from a limited number of significant customers, most of whom are resellers.  Consequently, if any of these customers significantly change their order level, or fail to order, our product licensing fees can be materially adversely impacted. We expect this trend to continue throughout 2010. The decrease in Unix/Linux product licensing fees exemplifies this trend. Unix/Linux product licensing fees from one reseller decreased by approximately $138,500 in 2009 from 2008 levels. This reseller, which is primarily a Windows reseller, made a small number of significant one-time Unix/Linux sales in 2008, as compared to minimal Unix/Linux sales in 2009.

Intellectual Property Licenses.
We recognized $2,300,000 and $0 of revenue derived from intellectual property licenses during 2009 and 2008, respectively, as we entered into four such licensing agreements during 2009, as compared with none during 2008. Intellectual property licenses revenue are non-predictable and are dependent upon the outcome of our currently pending litigation efforts. Due to the high cost of patent litigation, we have determined that we will not be initiating any new infringement litigation, or attempting to seek license revenue with respect to any of our patent families that were not involved in our ongoing litigation as of December 31, 2008.

Service Fees
The $121,600 increase in service fees in 2009, when compared to those in 2008, was primarily a result of the continued growth of the number of maintenance contracts our end-user customers have purchased. Since our end-user customers typically purchase maintenance contracts for their product licenses, subsequently renew them upon expiration, and they continue to license an increasing number of our products, revenue recognized from the sale of service contracts increases.

Other Revenue
Other revenue increased by $87,200 primarily as a result of the sale of four private labeling kits during 2009, as compared with three during 2008.

Segment Revenue. Segment revenue was as follows:

			Increase (Decrease)
Year Ended December 31,	2009	2008	Dollars	Percentage
Software	$ 5,777,200	$ 6,708,700	$ (931,500)	(13.9)%
Intellectual Property	2,300,000	—	2,300,000	*
Consolidated Total	$ 8,077,200	$ 6,708,700	$ 1,368,500	20.4

* not meaningful

For additional information on our segment revenues, please refer to Note 13 of our consolidated financial statements included elsewhere in this Annual Report.

Cost of Revenue.  Cost of revenue is comprised primarily of customer service expenses (and is inclusive of non-cash stock-based compensation expense), product costs and, when applicable, contingent legal fees resulting from settlements and/or licensing agreements incurred as a result of our patent litigation efforts.  Shipping and packaging materials are immaterial as virtually all of our license deliveries are made via electronic means over the Internet.

Cost of revenue increased by $806,000, or 140.1%, to $1,381,100 for the year ended December 31, 2009 from $575,100 for the prior year. Cost of revenue for the year ended December 31, 2009 represented approximately 17.1% of total revenue, as compared with 8.6% for the prior year. During the year ended December 31, 2009, cost of revenue included contingent legal fees that resulted from the various settlement and licensing agreements we entered into during the year, which aggregated approximately $896,000. No such fees were incurred during the prior year.

Net of contingent legal fees, cost of revenue decreased by $90,000, or 15.6%, to $485,100 for the year ended December 31, 2009 from $575,100 for the prior year, which primarily reflected a decrease in costs of customer service and a decrease in the costs of software we license and incorporate into our products. Customer service costs were lower as a result of changing the mix of employees providing such services. The cost of the software that we license and incorporate into our products was reduced as a result of a change in the composition of the component software products so licensed.

We expect that cost of revenue for 2010 will approximate 2009 levels, net of contingent legal fees, in each instance.

Selling and Marketing Expenses.  Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expenses.

Selling and marketing expenses for the year ended December 31, 2009 increased by $55,400, or 3.1%, to $1,871,500 from $1,816,100 for 2008. Selling and marketing expenses for the years ended December 31, 2009 and 2008 represented approximately 23.2% and 27.1% of total revenue, respectively.

Selling and marketing costs were higher in 2009 than in 2008 mainly due to costs associated with subscribing to an integrated sales management software package. We did not subscribe to this software package during 2008. Also, travel and entertainment costs were higher as more members of our sales force visited customers and prospects in Asia during 2009, as compared with 2008.

In March 2010, we hired an additional marketing employee; accordingly, we expect aggregate 2010 selling and marketing expenses to exceed 2009 levels.

General and Administrative Expenses.  General and administrative expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), amortization and depreciation, legal, accounting, other professional services (including those related to realizing benefits from our patents), rent, travel and entertainment and insurance.  Certain costs associated with being a publicly-held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses for the year ended December 31, 2009 increased by $93,500, or 2.5%, to $3,889,600 from $3,796,100 for 2008. General and administrative expenses for the years ended December 31, 2009 and 2008 represented approximately 48.2% and 56.6% of total revenue, respectively.

The main factors that contributed to the increase in general and administrative expenses for the year ended December 31, 2009, as compared to the prior year, were legal, accounting, and other professional services expenses associated with our on-going intellectual property lawsuits and Sarbanes-Oxley implementation. Partially offsetting these items were decreases in depreciation and amortization, which primarily resulted from the patent impairment write down we recorded during December 2008, in employee costs, which resulted mainly from having one less patent employee in 2009, as compared with 2008, and in non-cash stock-based compensation, which reflected the decrease in the fair value of our stock in 2009 as compared with 2008.

The ending balance of our allowance for doubtful accounts as of December 31, 2009 and 2008 was $32,000. Bad debts expense was approximately $0 and $12,600 for the years ended December 31, 2009 and 2008, respectively.

We anticipate that cumulative general and administrative expense in 2010 will be significantly lower than those incurred during 2009 primarily because we expect legal and other professional services expenses related to our patent litigations to be significantly lower. We expect the next significant activities in our lawsuits to occur during the first half of 2011, and until such time period our lawsuit-related expenses will be significantly lower than those incurred during 2009.

Research and Development Expenses.  Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, all costs of our Israeli subsidiary, GraphOn Research Labs Limited, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $395,100, or 16.6%, to $2,768,600 for the year ended December 31, 2009 from $2,373,500 in the prior year. Research and development expenses for the years ended December 31, 2009 and 2008 represented approximately 34.3% and 35.4% of total revenue, respectively.

The main cause of the increase in research and development expenses in 2009, as compared with 2008, was the addition of four more engineers. We also increased our use of outside contract engineers to assist in research and development activities surrounding GO-Global for Windows. Such activities performed by the outside contract engineers did not meet the criteria for capitalization under accounting principles generally accepted in the United States and were accordingly expensed as incurred. These cost increases were partially offset by decreased rent, resulting from the vacating of our rented Israeli office space in July 2008, decreased travel and entertainment, related to fewer trips to our New Hampshire engineering facility by our Israeli-based engineers, and non-cash stock-based compensation, which reflected the decrease in the fair value of our stock in 2009 as compared with 2008.

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products.  We historically have made significant investments in our protocol and in the performance and development of our server-based software. Although we expect to continue to make product investments during 2010, including investments in new product offerings, we expect that as the specific work being performed for us by the outside contract engineers is completed, we can let the underlying respective contract expire. We believe that there would be sufficient outside contract engineering talent available for us should we require such services again after these contracts expire that “non-renewal” carries low risk. As a result of the completion of contracted work occurring throughout 2010, we expect 2010 research and development expense to be lower than 2009 levels.

Impairment of Patents. During the fourth quarter of 2008 we recorded an $868,200 impairment charge against certain of our patent families as we determined that due to the high cost of patent litigation we will not be initiating infringement litigation or attempting to seek licensing revenue with respect to any of the NES patent families that were not involved in our on-going litigation as of December 31, 2008; thus, we reduced such patent families to a net realizable value of $0 as of December 31, 2008. No such impairment charge was recorded during 2009.

Interest and Other Income.  During 2009 and 2008 the primary component of interest and other income was interest income derived on excess cash.  Our excess cash was held in interest bearing money market accounts with institutions whose minimum net assets were greater than or equal to one billion U.S. dollars. The decrease in interest and other income in 2009, as compared with 2008, was primarily as a result of lower amounts of excess cash.

During 2009 Interest and Other Income also included the fair value adjustment recorded against our liability attributable to warrants.

Interest and other income was approximately 0.5% and 1.3% of total revenues for the years ended December 31, 2009 and 2008, respectively.

Segment Operating Income (Loss).  As a result of the foregoing items, segment operating income (loss) was as follows:

Year Ended December 31,	2009	2008
Software	$ (1,404,400)	$ (54,200)
Intellectual Property (1)	(429,200)	(2,666,100)
Unallocated	15,400	81,800
Consolidated Total	$ (1,818,200)	$ (2,638,500)

(1)	The year ended December 31, 2008 includes the $868,200 patent impairment charge recorded against certain of our patent assets, as more fully explained above.

We do not allocate interest and other income, interest and other expense or income tax to our segments.

Income Taxes.  For the years ended December 31, 2009 and 2008 we recorded a current tax (benefit) and provision of approximately $2,000 and $(11,700), respectively.  At December 31, 2009, we had approximately $42 million of federal net operating loss carryforwards, which will begin to expire in 2018.  Also at December 31, 2009, we had approximately $15 million of California state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2010. During the years ended December 31, 2009 and 2008, we did not utilize any of our federal and California net operating losses and have recorded a full valuation allowance against each of them.

Net Loss.  As a result of the foregoing items, we reported a net loss of $1,820,200 for the year ended December 31, 2009, as compared with a net loss of $2,626,800 for the prior year.

Liquidity and Capital Resources

During 2009 our cash balance decreased by $889,300, primarily as a result of our operations consuming approximately $728,800 of cash during the year.  Our reported net loss of $1,820,200 included two significant non-cash items: depreciation and amortization of $559,100, which was primarily related to amortization of our patents; and stock-based compensation expense of $143,200.

During 2009, we closely monitored our investing activities, spending approximately $32,500, primarily on fixed asset purchases, mainly computer equipment. Our financing activities consumed approximately $128,000 of cash, primarily to buy our own stock under our board-approved stock repurchase program.

We are aggressively looking at ways to improve our revenue stream, including through the development of new products and further acquisitions.  We continue to review potential business combination opportunities as they present themselves to us and at such time as such a transaction might make financial sense and add value for our shareholders, we will pursue that merger opportunity.  We believe that maintaining our current revenue stream, coupled with our cash on hand, will be sufficient to support our operational plans for 2010.

Cash
As of December 31, 2009, cash was approximately $2,852,900 as compared with $3,742,200 as of December 31, 2008.  The $728,800 of cash consumed by our operations during 2009 was the substantial majority of the year to year change in cash.  We anticipate that our cash as of December 31, 2009, together with revenue from 2010 operations, will be sufficient to fund our anticipated expenses during the next twelve months.

Accounts receivable, net
At December 31, 2009 and 2008, we had approximately $839,600 and $970,000, respectively, in accounts receivable, net of allowances totaling $32,000 at each date.  From time to time we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program
As of December 31, 2009, we had purchased 1,424,000 shares of our common stock, for approximately $217,500, under terms of our Board approved stock repurchase program. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. As of December 31, 2009, $782,500 remains available for stock purchases.

Working Capital
As of December 31, 2009, we had current assets of $3,757,000 and current liabilities of $2,848,800, which netted to working capital of $908,200. Included in current liabilities was the current portion of deferred revenue of $1,862,600.

Segment fixed assets
As of December 31, 2009, segment fixed assets (long-lived assets) were as follows:

	Cost Basis	Accumulated Depreciation /Amortization	Net, as Reported
Software	$ 1,285,300	$ (1,158,200)	$ 127,100
Intellectual Property	2,839,000	(2,327,300)	511,700
Unallocated	14,800	—	14,800
	$ 4,139,100	$ (3,485,500)	$ 653,600

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

The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space.  The table assumes that we will occupy all currently leased facilities for the full term of each respective leases:

Year ending December 31,
2010	$ 168,700
2011	$ 133,700
2012	$ 70,400

Rent expense aggregated approximately $177,500 and $191,200 for the years ended December 31, 2009 and 2008, respectively.

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

In June 2009, FASB issued ASU 2009-01, “Generally Accepted Accounting Principles (Topic 105).” ASU 2009-01 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-01 did not have a material impact on our results of operations, cash flows, or financial position.

In August 2009, the FASB issued ASU 2009–05, “Measuring Liabilities at Fair Value.” ASU 2009–05 amends FASB ASC 820, “Fair Value Measurements.” Specifically, ASU 2009–05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with the principles of FASB ASC Topic 820 (e.g. an income approach or market approach). ASU 2009–05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a material impact on our results of operations, cash flows, or financial position.

In October 2009, FASB issued ASU 2009-13 “Revenue Recognition (Topic 605).” ASU 2009-13 provides accounting and financial reporting disclosure amendments for multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Under the previous guidance, if the fair value of all of the elements in an arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of ASU 2009-13 is not anticipated to have a material impact on our results of operations, cash flows, or financial position.

In October 2009, FASB issued ASU 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” ASU 2009-14 changed the accounting model for revenue arrangements that include both tangible products and software elements. It is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, The adoption of ASU 2009-14 is not anticipated to have a material impact on our results of operations, cash flows, or financial position.

In April 2009, FASB issued FASB ASC 825-10-50, “Financial Instruments, Disclosure,” formerly Staff position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance within FASB ASC 825-10-50 relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FASB ASC 825-10-50 is effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825-10-50 did not have an impact on our results of operations, cash flows or financial position.

In June 2008, FASB ratified FASB ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” formerly the Emerging Issues Task Force’s Issue No. 07-5,”Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 815-40 did not have a material impact on our results of operations, cash flows or financial position. See Note 5 to Consolidated Financial Statements included in Item 8 to this Form 10-K.

In April 2008, FASB issued FASB ASC 350-30, “Goodwill and Other, General Intangibles Other than Goodwill,” formerly FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of FASB ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 850, “Business Combinations,” formerly FASB Statement No. 141 (revised 2007), “Business Combinations,” and other accounting principles generally accepted in the United States. FASB ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 350-30 did not have a material impact on our results of operations, cash flows or financial position.

In March 2008, FASB issued FASB ASC 815, Derivatives and Hedging,” formerly Statement of Financial Accounting Standard No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). FASB ASC 815 requires enhanced disclosures about a company’s derivative and hedging activities. FASB ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of FASB ASC 815 did not have a material impact on our results of operations, cash flows or financial position.

In December 2007, FASB issued FASB ASC 815, “Business Combinations,” formerly Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” which replaced SFAS No. 141, “Business Combinations.” FASB ASC 815 establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in a business combination at their fair value at acquisition date. FASB ASC 815 alters the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. FASB ASC 815 is effective for business combinations closed in fiscal years beginning after December 15, 2008. We have evaluated the impact of FASB ASC 815 and have concluded that our results of operations, cash flows or financial position will only be impacted in relation to future business combination activities, if any.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheets of GraphOn Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, in 2009, the Company has changed its method of accounting for warrants that are not indexed to its stock due to the adoption of FASB ASC 815 (EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.

/s/ Macias Gini & O'Connell LLP
Macias Gini & O’Connell LLP
Sacramento, California
March 31, 2010

GraphOn Corporation
Consolidated Balance Sheets
As of December 31,

Assets	2009	2008
Current Assets:
Cash	$ 2,852,900	$ 3,742,200
Accounts receivable, net of allowance for doubtful accounts of $32,000 and $32,000, respectively	839,600	970,000
Prepaid expenses and other current assets	64,500	63,400
Total Current Assets	3,757,000	4,775,600

Property and equipment, net	127,100	182,700
Patents, net	511,700	984,000
Other assets	14,800	20,200
Total Assets	$ 4,410,600	$ 5,962,500

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$ 321,800	$ 205,700
Accrued expenses	235,900	155,800
Accrued wages	428,500	434,200
Deferred revenue	1,862,600	1,744,600
Total Current Liabilities	2,848,800	2,540,300

Long Term Liabilities:
Deferred revenue	836,200	858,500
Other liabilities	—	28,400
Total Liabilities	3,685,000	3,427,200

Commitments and contingencies (Note 11)

Shareholders' Equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 46,834,292 shares issued and 46,284,292 shares outstanding at December 31, 2009, and 47,322,292 shares issued and outstanding at December 31, 2008	4,600	4,700
Additional paid-in capital	58,861,500	59,662,100
Accumulated deficit	(58,092,400)	(57,131,500)
Common stock held in treasury, at cost, 550,000 and 0 shares, respectively	(48,100)	—
Total Shareholders' Equity	725,600	2,535,300
Total Liabilities and Shareholders' Equity	$ 4,410,600	$ 5,962,500

See accompanying notes to consolidated financial statements

GraphOn Corporation
Consolidate Statements of Operations
For the Year Ended December 31,

Revenue	2009	2008
Product licenses	$ 3,328,600	$ 4,468,900
Intellectual property license	2,300,000	—
Service fees	2,290,300	2,168,700
Other	158,300	71,100
Total Revenue	8,077,200	6,708,700

Cost of revenue
Contingent legal fees	896,000	—
Service costs	463,000	530,100
Product costs	22,100	45,000
Total Cost of Revenue	1,381,100	575,100

Gross Profit	6,696,100	6,133,600

Operating Expenses
Selling and marketing	1,871,500	1,816,100
General and administrative	3,889,600	3,796,100
Research and development	2,768,600	2,373,500
Impairment of patents	—	868,200
Total Operating Expenses	8,529,700	8,853,900

Loss from Operations	(1,833,600)	(2,720,300)

Other Income (Expense)
Interest and other income	37,800	89,100
Interest and other expense	(22,400)	(7,300)
Total other income	15,400	81,800
Loss Before Provision (Benefit) for Income Tax	(1,818,200)	(2,638,500)
Provision (benefit) for income taxes	2,000	(11,700)
Net Loss	$ (1,820,200)	$ (2,626,800)

Loss per Common Share – Basic and Diluted	$ (0.04)	$ (0.06)

Weighted Average Common Shares Outstanding – Basic and Diluted	47,212,851	47,022,803

See accompanying notes to consolidated financial statements

GraphOn Corporation
Consolidate Statements of Shareholders’ Equity
For the Year Ended December 31,

	2009	2008
Preferred stock - shares outstanding
Beginning balance	—	—
Ending balance	—	—
Common stock - shares outstanding
Beginning balance	47,322,292	47,576,401
Employee stock purchase plan issuances	42,000	39,891
Stock purchased and retired through stock buy-back program	(580,000)	(294,000)
Stock purchased through stock buy-back program and held in treasury	(550,000)	—
Restricted stock awards	50,000	—
Ending balance	46,284,292	47,322,292
Common stock – amount
Beginning balance	$ 4,700	$ 4,800
Stock purchased and retired through stock buy-back program	(100)	(100)
Ending balance	$ 4,600	$ 4,700
Additional paid-in capital
Beginning balance	$ 59,662,100	$ 59,399,000
Cumulative impact of adoption of accounting for derivative instruments – warrants (Note 5)	(864,000)	—
Beginning balance (restated)	58,798,100	59,399,000
Stock-based compensation expense	143,200	342,400
Employee stock purchase plan issuances	1,700	8,300
Stock purchased and retired through stock buy-back program	(81,500)	(87,600)
Ending balance	$ 58,861,500	$ 59,662,100
Accumulated deficit
Beginning balance	$ (57,131,500)	$ (54,504,700)
Cumulative impact of adoption of accounting for derivative instruments – warrants (Note 5)	859,300	—
Beginning balance (restated)	(56,272,200)	(54,504,700)
Net loss	(1,820,200)	(2,626,800)
Ending balance	$ (58,092,400)	$ (57,131,500)
Common stock held in treasury – shares held
Beginning balance	—	—
Stock purchased through stock buy-back program and held in treasury	550,000	—
Ending balance	550,000	—
Common stock held in treasury – amount
Beginning balance	$ —	$ —
Stock purchased through stock buy-back program and held in treasury	(48,100)	—
Ending balance	$ (48,100)	$ —
Total Shareholders' Equity	$ 725,600	$ 2,535,300

See accompanying notes to consolidated financial statements

GraphOn Corporation
Consolidated Statements Of Cash Flows

	For the Year Ended December 31,
Cash Flows From Operating Activities:	2009	2008
Net loss	$ (1,820,200)	$ (2,626,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559,100	972,100
Stock based compensation expense	143,200	342,400
Change in fair value of derivative instruments - warrants	(4,700)	—
Decrease to allowance for doubtful accounts	—	(197,000)
Impairment of patents	—	868,200
Loss on disposal of other assets	4,600	—
Loss on disposal of fixed assets	—	7,100
Changes in operating assets and liabilities:
Accounts receivable	130,400	113,600
Prepaid expenses and other current assets	2,800	(20,800)
Accounts payable	114,300	9,500
Accrued expenses	51,700	(82,100)
Accrued wages	(5,700)	(13,900)
Deferred revenue	95,700	(705,000)
Net Cash Used In Operating Activities:	(728,800)	(1,332,700)

Cash Flows Used In Investing Activities:
Capital expenditures	(29,400)	(106,300)
Other assets	(3,100)	(200)
Net Cash Used In Investing Activities:	(32,500)	(106,500)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from Employee Stock Purchase Plan	1,700	8,300
Amounts paid for stock repurchase and retired	(81,600)	(87,700)
Amounts paid for stock repurchase and held in treasury	(48,100)	—
Net Cash Used In Financing Activities:	(128,000)	(79,400)

Net Decrease in Cash	(889,300)	(1,518,600)
Cash, beginning of year	3,742,200	5,260,800
Cash, end of year	$ 2,852,900	$ 3,742,200

See accompanying notes to consolidated financial statements

GraphOn Corporation
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

The Company.  GraphOn Corporation, a Delaware corporation, was founded in May 1996. GraphOn Corporation and its subsidiaries are collectively defined in these Notes to Consolidated Financial Statements as the “Company.”

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

The Company acquired the rights to 11 method patents, which describe software and network architectures to accomplish certain tasks, as well as other intellectual property rights, in January 2005. Subsequent to this acquisition, the Company has sought to enforce its proprietary rights under the acquired patents, and other assets, using various means, including initiating litigation.

Basis of Presentation and Use of Estimates.  The consolidated financial statements include the accounts of GraphOn Corporation and its subsidiaries; significant intercompany accounts and transactions are eliminated upon consolidation.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include the amount of stock-based compensation expense, the allowance for doubtful accounts, the estimated lives and valuation of intangible assets, depreciation of fixed assets and accruals for liabilities.  Actual results could differ materially from those estimates.

Cash Equivalents.  The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2009 or 2008.

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

Patents.  The patents acquired in January 2005 are being amortized over their estimated remaining economic lives, currently estimated to be approximately 1 year, as of December 31, 2009.  Costs associated with filing, documenting or writing patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to cost of goods sold. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense. During the year ended December 31, 2008 the Company recorded an impairment charge of $868,200 against certain of its patents as a result of reviewing such assets for impairment in accordance with the Financial Accounting Standards Board Codification Subtopic (ASC) 360-10-35-15, “Property, Plant and Equipment – Impairment or Disposal of Long-Lived Assets.” During the year ended December 31, 2009, no such impairment charge was recorded.

Capitalized Software Costs.  Under the criteria set forth in Financial Accounting Standards (FAS) ASC 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers.  Capitalized costs are amortized to cost of sales based on either (a) estimated current and future revenue for each product or straight-line amortization over the shorter of three years or (b) the remaining estimated life of the product, whichever produces the higher expense for the period. The Company determined that none the costs it incurred during either of the years ended December 31, 2009 or 2008 met the criteria for capitalization set forth in FAS ASC 985-20; accordingly, no such costs were capitalized during either of the years then ended.

Revenue.  The Company markets and licenses products through various means, such as; channel distributors, independent software vendors (“ISVs”), value-added resellers (“VARs”) (collectively “resellers”) and direct sales to enterprise end users.  Its product licenses are generally perpetual.  The Company also separately sells intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, as well as other products and services.

Generally, software license revenues are recognized when:

•
Persuasive evidence of an arrangement exists, (i.e., when the Company signs a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer’s purchase order) and

•
Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance, (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed program(s) is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed programs) and

•	The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer’s purchase order, and
•	Collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

Revenue recognized on software arrangements involving multiple deliverables is allocated to each deliverable based on vendor-specific objective evidence (“VSOE”) or third party evidence of the fair values of each deliverable; such deliverables include licenses for software products, maintenance, private labeling fees, or customer training.  The Company limits its assessment of VSOE for each deliverable to either the price charged when the same deliverable is sold separately or the price established by management having the relevant authority to do so, for a deliverable not yet sold separately.

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

Certain resellers purchase product licenses that they hold in inventory until they are resold to the ultimate end user (an “inventory stocking order”). The Company defers the recognition of revenue from inventory stocking orders until the underlying licenses are sold to the end user.

There are no rights of return granted to resellers or other purchasers of the Company’s software programs.

Revenue is recognized from maintenance contracts ratably over the related contract period, which generally ranges from one to five years.

Intellectual property license agreements provide for the payment of a fully paid licensing fee in consideration for the grant of a one-time, non-exclusive license to manufacture and/or sell products covered by patented technologies owned by the Company. Generally, the execution of these license agreements also provides for the release of the licensee from certain past and future claims, and the dismissal of any pending litigation between the Company and the licensee. Pursuant to the terms of these license agreements, the Company has no further obligation with respect to the grant of the license, including no express or implied obligation to maintain or upgrade the patented technologies, or provide future support or services to the licensee. As such, the earnings process is complete upon execution of the license agreement, and revenue is recognized upon execution of the agreement, and the determination that collectibility is probable.

Segment information.  The Company has determined that it operates its business in two segments; software and intellectual property, in accordance with FAS ASC 280-10-05, “Segment Reporting” (Note 13).

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is based on assessments of the collectibility of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased.

Income Taxes.  The Company adopted the provisions of accounting for uncertain tax provisions in accordance with FAS ASC 740-10-05, “ Income Taxes” on January 1, 2007, and, accordingly, performed a comprehensive review of the Company’s uncertain tax positions as of that date. In this regard, an uncertain tax position represents the expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

The Company and one or more of its subsidiaries are subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005. The Company is not currently subject to an examination of any of its prior year’s tax returns in any taxing jurisdiction.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amount for the payment of interest or penalties related to any uncertain tax positions at either December 31, 2009 or 2008, as its review of such positions indicated that such potential positions were minimal.

Under FAS ASC 740-10-05, “Income Taxes,” deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement and income tax bases of assets, liabilities and carryforwards using enacted tax rates.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not expected to be realized.  Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

Fair Value of Financial Instruments.  The fair value of the Company’s accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relative short maturities of these items.

Long-Lived Assets.  Long-lived assets, which consist primarily of patents assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, as it relates to the Company’s patents, annually.  Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate.  Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During the fourth quarter of 2008, the Company recorded an impairment charge of $868,200 against certain of its patent families as the Company determined that due to the high cost of patent litigation it would not be initiating new infringement litigation or attempting to seek licensing revenue with respect to any of its patent families that were not involved in the Company’s on-going litigation as of December 31, 2008; thus, the Company reduced them to a net realizable value of $0 as of December 31, 2008 (Note 2). No such impairment charge was recorded for 2009. A patent family is comprised of the original parent patent and any continuation, continuation in part, or divisional patent subsequently filed that claims priority therefrom.

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

Stock-Based Compensation. The Company applies the fair value recognition provisions of FAS ASC 718-10, “Compensation – Stock Compensation.”

Valuation and Expense Information Under FAS ASC 718-10

The Company recorded stock-based compensation expense of $143,200 and $342,400 in the years ended December 31, 2009 and 2008, respectively. As required by FAS ASC 718-10, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

Upon cessation of service of one of the Company’s directors, certain of the director’s previously granted stock options were modified by accelerating their vesting and/or changing their expiration date. The Company recognized approximately an aggregate $10,300 of non-cash stock-based compensation expense as a result of such modifications. The compensation expense so recognized was reported as a component of general and administrative expense during the year ended December 31, 2009.

The following table illustrates the stock-based compensation expense recorded during the years ended December 31, 2009 and 2008 by income statement classification:

	2009	2008
Cost of revenue	$ 6,800	$ 24,500
Selling and marketing expense	14,500	30,600
General and administrative expense	88,000	182,900
Research and development expense	33,900	104,400
	$ 143,200	$ 342,400

The Company estimated the fair value of each stock-based award granted during the years ended December 31, 2009 and 2008 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2009	2008
Estimated volatility	180% - 190%	158% - 173%
Annualized forfeiture rate	4%	4%
Expected option term (years)	7.5	7.5
Estimated exercise factor	10%	10%
Approximate risk-free interest rate	2.24% - 3.12%	2.6% - 3.5%
Expected dividend yield	—	—

The Company also recognized compensation costs for common shares purchased under its Employee Stock Purchase Plan (“ESPP”) during the years ended December 31, 2009 and 2008 applying the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years for each respective year. The time span from the date of grant of ESPP shares to the date of purchase is six months. Additionally, the risk free interest rate was approximately 0.16% - 0.40% for ESPP shares purchased during 2009, and 1.9% - 3.8% for ESPP shares purchased during 2008.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. The Company used the average historical volatility of its daily closing price for each 7.5 year period ended on the end of each quarterly reporting period during 2009 and 2008 as the basis of the volatility component within its calculation for stock-based compensation expense.

The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to the Company’s expected term on its stock-based awards. The expected term of the Company’s stock-based awards was based on historical award holder exercise patterns and considered the market performance of the Company’s common stock and other items.

The estimated forfeiture rate was based on an analysis of historical data and considered the impact of events such as work force reductions the Company carried out during previous years. The estimated exercise factor was based on an analysis of historical data and included a comparison of historical and current share prices.

For grants made during the years ended December 31, 2009 and 2008, the weighted average fair value of ESPP shares was $0.07 and $0.30, respectively.

As of December 31, 2009, there were outstanding options to purchase 7,047,450 shares of common stock with a weighted average exercise price of $0.32 per share, a weighted average remaining contractual term of 5.53 years and an aggregate intrinsic value of $37,300.  Of the options outstanding as of December 31, 2009, 5,979,149 were vested, 1,032,467 were estimated to vest in future periods and 35,834 were estimated to be forfeited or expire.

Generally, all options are exercisable immediately upon grant and they vest ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase exercised options that have not vested upon their forfeiture at the respective option’s exercise price.

As of December 31, 2009, there was approximately $49,200 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested awards. That cost is expected to be recognized over a weighted-average period of approximately one year.

Earnings Per Share of Common Stock.  FAS ASC 260-10, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  Potentially dilutive securities are excluded from the computation if their effect is antidilutive.  For the years ended

December 31, 2009 and 2008, 16,147,150 and 19,268,955 shares of common stock equivalents were excluded from the computation of diluted earnings per share since their effect would be antidilutive, respectively.

Comprehensive Loss.  FAS ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources.  Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities.  The individual components of comprehensive income (loss) are reflected in the consolidated statement of operations.  For the years ended December 31, 2009 and 2008, there were no changes in equity (net assets) from non-owner sources.

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

In June 2009, FASB issued ASU 2009-01, “Generally Accepted Accounting Principles (Topic 105).” ASU 2009-01 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU 2009-01 did not have a material impact on the Company’s results of operations, cash flows, or financial position.

In August 2009, the FASB issued ASU 2009–05, “Measuring Liabilities at Fair Value.” ASU 2009–05 amends FASB ASC 820, “Fair Value Measurements.” Specifically, ASU 2009–05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or (2) a valuation technique that is consistent with the principles of FASB ASC Topic 820 (e.g. an income approach or market approach). ASU 2009–05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have a material impact on the Company’s results of operations, cash flows, or financial position.

In October 2009, FASB issued ASU 2009-13 “Revenue Recognition (Topic 605).” ASU 2009-13 provides accounting and financial reporting disclosure amendments for multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is allowed. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Under the previous guidance, if the fair value of all of the elements in an arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The adoption of ASU 2009-13 is not anticipated to have a material impact on the Company’s results of operations, cash flows, or financial position.

In October 2009, FASB issued ASU 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” ASU 2009-14 changed the accounting model for revenue arrangements that include both tangible products and software elements. It is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted, The adoption of ASU 2009-14 is not anticipated to have a material impact on the Company’s results of operations, cash flows, or financial position.

In April 2009, FASB issued FASB ASC 825-10-50, “Financial Instruments, Disclosure,” formerly Staff position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance within FASB ASC 825-10-50 relates to fair value disclosures for any financial instruments that are not currently reflected on an entity’s balance sheet at fair value. FASB

ASC 825-10-50 is effective for interim and annual periods ending after June 15, 2009. The adoption of FASB ASC 825-10-50 did not have an impact on the Company’s results of operations, cash flows or financial position.

In June 2008, FASB ratified FASB ASC 815-40, “Derivatives and Hedging, Contracts in Entity’s Own Equity,” formerly the Emerging Issues Task Force’s Issue No. 07-5,”Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” which provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. FASB ASC 815-40 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 815-40 did not have a material impact on results of the Company’s operations, cash flows or financial position. See Note 5.

In April 2008, FASB issued FASB ASC 350-30, “Goodwill and Other, General Intangibles Other than Goodwill,” formerly FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of FASB ASC 350-30 is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under FASB ASC 850, “Business Combinations,” formerly FASB Statement No. 141 (revised 2007), “Business Combinations,” and other accounting principles generally accepted in the United States. FASB ASC 350-30 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FASB ASC 350-30 did not have a material impact on the Company’s results of operations, cash flows or financial position.

In March 2008, FASB issued FASB ASC 815, Derivatives and Hedging,” formerly Statement of Financial Accounting Standard No. 161, “Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”). FASB ASC 815 requires enhanced disclosures about a company’s derivative and hedging activities. FASB ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of FASB ASC 815 did not have a material impact on the Company’s results of operations, cash flows or financial position.

In December 2007, FASB issued FASB ASC 815, “Business Combinations,” formerly Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” which replaced SFAS No. 141, “Business Combinations.” FASB ASC 815 establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in a business combination at their fair value at acquisition date. FASB ASC 815 alters the treatment of acquisition related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. FASB ASC 815 is effective for business combinations closed in fiscal years beginning after December 15, 2008. The Company has evaluated the impact of FASB ASC 815 and has concluded that the Company’s results of operations, cash flows or financial position will only be impacted in relation to future business combination activities, if any.

2.   Impairment of Patents

During the fourth quarter of 2008, the Company recorded an asset impairment charge of $868,200 against certain of its patent assets related to its Intellectual Property segment. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. In the case of its patents assets, the Company performs such review at least annually. Examples of events or changes in circumstances that indicate that the recoverability of the carrying amount of a long-lived asset should be reviewed include the following:

•	A significant decrease in the market value of an asset;
•	A significant change in the extent or manner in which an asset is used;
•	A significant adverse change in the business climate that could affect the value of the asset; and
•	Current and historical operating or cash flow losses.

Between 2005 and 2008, the Company initiated litigation against certain companies that it believed violated one or more of the patents it acquired from NES. Even though all of the attorneys that have been retained to represent the Company’s interest in enforcing its patents have agreed to represent it on a contingency basis, certain significant costs of enforcement, including those associated with expert consultants and travel, are required to be paid as incurred. Due to the high cost of patent litigation, the Company has determined that it will not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of the NES patent families that were not involved in its on-going litigation as of December 31, 2008. The Company can give no assurances that it will be able to continue this litigation in the future. As a result of the foregoing, the Company reduced the carrying value of all of its patent families that were not involved in litigation as of December 31, 2008 to a net realizable value of $0 as of that date. No such impairment charge was recorded during 2009.

The following table summarizes the impact of the patent impairment charge recorded in the Company’s Intellectual Property segment for 2008:

	Net Book Value Before Impairment	Impairment	Net Book Value After Impairment
Patents	$ 1,852,200	$ 868,200	$ 984,000

After giving effect to the impairment charge outlined above, patents as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Patents	$ 2,839,000	$ 2,839,000
Accumulated amortization	(2,327,300)	(1,855,000)
	$ 511,700	$ 984,000

Patent amortization expense for the years ended December 31, 2009 and  2008 aggregated $472,300 and $889,100, respectively. Estimated aggregate annual amortization expense for the patents for future years ending December 31 is as follows:

2010	$ 472,300
2011	39,400
Total	$ 511,700

3.  Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Equipment	$ 1,026,300	$ 995,100
Furniture	236,000	236,000
Leasehold improvements	23,000	23,000
	1,285,300	1,254,100
Less: accumulated depreciation and amortization	1,158,200	1,071,400
	$ 127,100	$ 182,700

Aggregate property and equipment depreciation expense for the years ended December 31, 2009 and 2008 was $86,800 and $83,000, respectively.

4.  Accrued Expenses

Accrued expenses as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
Professional fees	$ 176,500	$ 107,200
Software licensing fees	28,400	28,400
Consulting services	17,800	—
Income taxes payable	—	400
Other	13,200	19,800
	$ 235,900	$ 155,800

5.  Liability Attributable to Warrants

On January 1, 2009, the Company adopted the guidance set forth in Financial Accounting Standards Board (“FASB”) Codification Subtopic 815-40, “Contracts in an Entity’s Own Equity” (“ASC 815-40”), formerly EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” As part of the adoption of such guidance, the Company determined that FASB ASC 815-40 applies to warrants the Company had previously issued and that such warrants were not indexed to the Company’s own stock; therefore, the value of the warrants was recorded as a liability. The cumulative effect of the accounting entries the Company recorded pursuant to its adoption of this guidance is set forth in the following table:

	Derivative Liability	Additional Paid-in Capital	Accumulated Deficit
Increase / (Decrease)
Record the reversal of the prior accounting treatment related to the warrants	$ —	$ (864,000)	$ (864,000)
Record the January 1, 2009 derivative instrument related to the warrants	4,700	—	4,700
	$ 4,700	$ (864,000)	$ (859,300)

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

The Company used a binomial pricing model to determine the fair value of its warrants as of December 31, 2009 using the following assumptions:

Estimated volatility	85%
Annualized forfeiture rate	0%
Expected term (years)	0.11
Estimated exercise factor	10%
Approximate risk-free interest rate	0.15%
Expected dividend yield	0%

The fair value calculation of these warrants indicated that the fair value of the liability attributable to these warrants was insignificant and the Company elected to write such fair value down to $0 as of December 31, 2009.

The Company reported $4,700 of other income in its consolidated statement of operations for the year ended December 31, 2009, related to the change in fair value of the liability attributable to warrants during such period.

The Company did not record a liability attributable to warrants on its consolidated balance sheet as of December 31, 2008, nor did it record any change in fair value for such liability during the year then ended as the effective date for the adoption of FASB ASC 815-40 was January 1, 2009.

6.  Other Liabilities

As of December 31, 2008, other liabilities were comprised of the final payment due in 2010 under a contractual agreement. As of December 31, 2009, such amount was reclassifed as accrued expense, a current liability.

7.  Fair Value Measurements

FASB Codification Subtopic 820-10, “Fair Value Measurements and Disclosures,” formerly SFAS No. 157, Fair Value Measurements,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

As of December 31, 2009, all of the Company’s inputs used in the fair value valuation process of its liability attributable to warrants were categorized as Level 3 inputs (See Note 5).

8.  Stockholders' Equity

Common Stock.  During 2009 and 2008 the Company issued 42,000 and 39,891 shares of common stock to employees in connection with its Employee Stock Purchase Plan, resulting in cash proceeds of $1,700 and $8,300, respectively.

During the year ended December 31, 2009, the Company repurchased 1,130,000 shares of its common stock, at an average price of approximately $0.11, for an aggregate cost of $129,700, in accordance with the stock buy-back program authorized by its Board during January 2008. As of December 31, 2009, 580,000 of such repurchased shares had been retired and were available for reissue, and 550,000 of such repurchased shares were held in treasury. All such treasury shares were retired and made available for reissue during January 2010. As of December 31, 2009, approximately $782,600 of the Board approved $1,000,000 stock buy-back program remained available for future purchases. The Company is not obligated to repurchase any specific number of shares and the program may be suspended or terminated at any time at the Company’s discretion.

During the year ended December 31, 2008, the Company repurchased 294,000 shares of its common stock, at an average price of approximately $0.30, for an aggregate cost of approximately $87,700. All such shares were retired and made available for reissue during the year ended December 31, 2008.

During 2009, the Company issued 50,000 restricted shares of common stock to a non-executive employee in conjunction with an award granted to the employee prior to 2009, as discussed in the next paragraph. Of these 50,000 shares, 25,000 were vested upon issuance. Vesting of the unvested shares will occur on the next anniversary of the original grant date, and are based on the employee’s continued service with the Company.

During 2008, the Company awarded 75,000 restricted shares of common stock to a non-executive employee, which will vest in three equal installments, ratably, on each of the first three grant date anniversaries, assuming that employee’s continued service with the Company. The shares were awarded at $0.38, the fair market value on the date of the award.

Stock Purchase Warrants.  As of December 31, 2009, the following common stock warrants were issued and outstanding:

Issued with respect to:	Shares subject to warrant	Exercise price	Expiration date
2005 Private Placement	8,147,700	$ 0.40	02/10
2005 Private Placement	1,481,500	$ 0.27	02/10

Subsequent to December 31, 2009, all warrants with respect to the 2005 Private Placement expired unexercised.

1996 Stock Option Plan.  As of December 31, 2006, the 1996 Stock Option Plan (the “96 Plan”) was expired; thus, no future options could be granted from this plan. The 96 Plan was restricted to employees, including officers, and to non-employee directors.

As of December 31, 2009, options to purchase 54,625 shares of common stock were outstanding. No grants were made under the 96 Plan during the years ended December 31, 2009 or 2008. No options previously granted under the 96 Plan were exercised during the years ended December 31, 2009 or 2008.

1998 Stock Option/Stock Issuance Plan.  As of December 31, 2009, the 1998 Stock Option/Stock Issuance Plan (the “98 Plan”) was expired; thus, no future options or stock could be granted or issued from the 98 Plan. Officers, non-officer employees, non-employee directors and independent consultants who rendered services to the Company were eligible to participate under the terms of the 98 Plan.

As of December 31, 2009, options to purchase 3,027,325 shares of common stock were outstanding. No options were granted under the 98 Plan during the year ended December 31, 2009. During the year ended December 31, 2008, options to purchase 215,000 shares of common stock, with a weighted average grant date fair value of $0.38 per share, were granted under the 98 Plan.

No options previously granted under the 98 Plan were exercised during the years ended December 31, 2009 or 2008.

Supplemental Stock Option Plan.  In May 2000, the Board approved an additional stock option plan (the “Supplemental Plan”).  Pursuant to the terms of the Supplemental Plan, options are restricted to employees who are neither officers nor directors at the grant date.  As of December 31, 2009, the Company is authorized to issue options to purchase up to 400,000 shares of common stock in accordance with the terms of the Supplemental Plan.

Under the Supplemental Plan the exercise price of options granted is to be not less than 85% of the fair market value of the Company’s common stock on the date of the grant or, in the case when the grant is to a holder of more than 10% of the Company’s common stock, at least 110% of the fair market value of the Company’s common stock on the date of the grant.  As of December 31, 2009, options to purchase 381,000 shares of common stock were outstanding and 19,000 remained available for issuance under the Supplemental Plan.

During the year ended December 31, 2009 no options were granted under the Supplemental Plan. During the year ended December 31, 2008, options to purchase 25,000 shares of common stock, with a weighted average grant date fair value of $0.38 per share, were granted under the Supplemental Plan.

No options previously granted under the Supplemental Plan were exercised during the years ended December 31, 2009 or 2008.

NES Stock Option Plan.  In February 2005, the Board approved the NES Stock Option Plan (the “NES Plan”). Pursuant to the terms of the NES Plan, options were restricted to a named employee, who was neither an officer nor director of the Company at the grant date.  The Company was authorized to issue options to purchase up to 1,000,000 shares of common stock in accordance with the terms of the NES Plan. As of December 31, 2009, the NES Plan was expired; thus, no future options could be granted from the plan.

As of December 31, 2009 all options previously granted under the NES Plan had been cancelled. No options were granted under the NES Plan during the years ended December 31, 2009 or 2008, and no options previously granted under the NES Plan had been exercised during the years ended December 31, 2009 or 2008.

GG Stock Plan.  In February 2005, the Board approved the GG Stock Option Plan (the “GG Plan”).  Pursuant to the terms of the GG Plan, options are restricted to a named employee who was neither an officer nor director of the Company at the grant date.  The Company is authorized to issue options to purchase up to 250,000 shares of common stock in accordance with the terms of the GG Plan.

Under the GG Plan the exercise price of options granted is to be equal to the fair market value of the Company’s common stock on the date of the grant.  As of December 31, 2009, options to purchase 250,000 shares of common stock were outstanding and none remained available for issuance under the GG Plan. No options were granted under the GG Plan during the years ended December 31, 2009 or 2008, and no options previously granted under the GG Plan were exercised during the years ended December 31, 2009 or 2008.

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

In the case of a performance vested stock award, the entire number of shares subject to such award would be issued at the time of the grant and subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board.  For awards based on time, should the grantee’s service to the Company end before full vesting occurred, all unvested shares would be forfeited and returned to the Company. In the case of awards granted with vesting provisions based on specific performance conditions, if those conditions are not met, then all shares would be forfeited and returned to the Company. Until forfeited, all shares issued under a performance vested stock award would be considered outstanding for dividend, voting and other purposes.

Under the 05 Plan the exercise price of non-qualified stock options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted.  The exercise price of incentive stock options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted provided, however, that if the recipient of the incentive stock option owns greater than 10% of the voting power of all shares of the Company’s capital stock then the exercise price will be no less than 110% of the fair market value of the Company’s common stock on the date the option is granted.  The purchase price of the performance-vested stock issued under the 05 Plan shall also not be less than 100% of the fair market value of the Company’s common stock on the date the performance-vested stock is granted.  As of December 31, 2009, options to purchase 2,340,000 shares of common stock were outstanding, awards of 1,075,000 shares of restricted common stock had been granted, 5,000 options had been exercised and 80,000 remained available for issuance.

During the year ended December 31, 2009, options to purchase 150,000 shares of common stock, with a weighted average grant date fair value of $0.27 per share, were granted under the 05 Plan. During the year ended December 31, 2008, options to purchase 715,000 shares of common stock, with a weighted average grant date fair value of $0.37 per share, were granted under the 05 Plan. Also, during the year ended December 31, 2008, 75,000 shares of restricted stock, with a grant date fair value of $0.38 per share, were granted to a non-executive employee under the 05 Plan.

No options previously issued under the 05 Plan were exercised during the years ended December 31, 2009 or 2008.

During the year ended December 31, 2009, 50,000 shares were issued under the 05 Plan, of which 25,000 had vested. Such shares issued had a weighted average grant date fair value of $0.38 per share. During the year ended December 31, 2008, 400,000 shares awarded under the 05 Plan vested. Such shares had a weighted average grant date fair value of $0.16 per share.

2008 Equity Incentive Plan.  In November 2008, the Board approved an additional stock option/stock issuance plan (the “08 Plan”).  Pursuant to the terms of the 08 Plan, options or restricted stock may be granted to officers and other employees, non-employee directors and independent consultants and advisors who render services to the Company.  The Company is authorized to issue options to purchase up to 3,000,000 shares of common stock or restricted stock in accordance with the terms of the 08 Plan.

In the case of a restricted stock award, the entire number of shares subject to such award would be issued at the time of the grant and subject to vesting provisions based on time or performance conditions specified by the Board or an authorized committee of the Board.  For awards based on time, should the grantee’s service to the Company end before full vesting occurred, all unvested shares would be forfeited and returned to the Company. In the case of awards granted with vesting provisions based on specific performance conditions, if those conditions are not met, then all shares would be forfeited and returned to the Company. Until forfeited, all shares issued under a performance vested stock award would be considered outstanding for dividend, voting and other purposes.

Under the 08 Plan the exercise price of options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted.  The purchase price of performance-vested stock issued under the 08 Plan shall also not be less than 100% of the fair market value of the Company’s common stock on the date the performance-vested stock is granted.  As of December 31, 2009, options to purchase 994,500 shares of common stock were outstanding and 2,005,500 remained available for issuance.

During the year ended December 31, 2009, options to purchase 1,053,500 shares of common stock, with a weighted average grant date fair value of $0.05 per share, were granted under the 08 Plan, and during the year ended December 31, 2008, options to purchase 25,000 shares of common stock, with a weighted average grant date fair value of $0.09 per share, were granted.

No options previously granted under the 08 Plan were exercised during either 2009 or 2008.

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

Pursuant to the terms of the ESPP, shares of common stock are offered through a series of successive offering periods, each with a maximum duration of six months beginning on the first business day of February and August each year.  The purchase price of the common stock purchased under the ESPP is equal to 85% of the lower of the fair market value of such shares on the start date of an offering period or the fair market value of such shares on the last day of such offering period.  As of December 31, 2009, the ESPP is authorized to offer for sale to participating employees 400,000 shares of common stock, of which, 389,790 shares have been purchased and  10,210 are available for future purchase.

A summary of the status of the Company’s stock option plans as of December 31, 2009 and 2008, and changes during the years then ended is presented in the following table:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning	7,501,255	$ 0.45	6,569,286	$ 0.46
Granted	1,203,500	$ 0.08	980,000	$ 0.37
Exercised	—	$ —	—	$ —
Forfeited or expired	(1,657,305)	$ 0.74	(48,031)	$ 0.26
Ending	7,047,450	$ 0.32	7,501,255	$ 0.45
Exercisable at year-end	7,047,450	$ 0.32	7,501,255	$ 0.45
Vested or expected to vest at year-end	7,011,616	$ 0.32	7,463,204	$ 0.45
Weighted average fair value of options granted during the period		$ 0.05		$ 0.33

As of December 31, 2009 and 2008, of the options exercisable, 5,979,149 and 6,405,159 were vested.

The following table summarizes information about stock options outstanding as of December 31, 2009:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.05	—	$ 0.16	1,254,500	7.24	$ 0.07	1,254,500	$ 0.07
$ 0.17	—	$ 0.18	972,500	5.71	$ 0.17	972,500	$ 0.17
$ 0.19	—	$ 0.21	860,000	5.63	$ 0.21	860,000	$ 0.21
$ 0.22	—	$ 0.35	1,000,004	4.56	$ 0.32	1,000,004	$ 0.32
$ 0.36	—	$ 0.41	1,023,825	6.61	$ 0.38	1,023,825	$ 0.38
$ 0.42	—	$ 0.91	1,854,500	4.36	$ 0.49	1,854,500	$ 0.49
$ 0.92	—	$ 7.31	82,125	0.92	$ 2.17	82,125	$ 2.17
			7,047,454	5.53	$ 0.32	7,047,454	$ 0.32

9.  Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2009 and 2008 consisted of the following:

Current	2009	2008
Federal	$ —	$ —
State	—	—
Foreign	2,000	(11,700)
	$ 2,000	$ (11,700)
Deferred
Federal	$ —	$ —
State	—	—
Foreign	—	—
	—	—
Total	$ 2,000	$ (11,700)

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34% for the years ended December 31, 2009 and 2008:

	2009	2008
Federal income tax (benefit) at statutory rate	$ (618,700)	$ (877,300)
Foreign taxes	2,000	(11,700)
Patent impairment write down	—	295,200
Temporary differences	213,900	54,200
Federal net operating loss not utilized (applied)	376,000	461,400
Stock-based compensation expense	26,100	59,800
Meals and entertainment (50%)	5,000	6,700
Other items	(2,300)	—
Provision (benefit) for income tax	$ 2,000	$ (11,700)

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2009 and 2008:

	2009	2008
Net operating loss carryforwards	$ 15,180,000	$ 14,735,000
Tax credit carryforwards	1,059,000	1,059,000
Depreciation and amortization	128,000	123,000
Compensation expense – non-qualified stock options	296,000	230,000
Deferred revenue and maintenance service contracts	1,075,000	1,037,000
Reserves and other	83,000	74,000
Total deferred tax assets	17,822,000	17,258,000
Deferred tax liability – patent amortization	(205,000)	(394,000)
Net deferred tax asset	17,617,000	16,864,000
Valuation allowance	(17,617,000)	(16,864,000)
Net deferred tax asset	$ —	$ —

For financial reporting purposes, with the exception of the year ended December 31, 2007, the Company has incurred a loss in each year since inception.  Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2009 and 2008.  The net change in valuation allowance was $753,000 and ($133,000) for the years ended December 31, 2009 and 2008, respectively, and was due primarily to changes in the amount of net operating losses and patent amortization and impairment.

At December 31, 2009, the Company had approximately $42 million of federal net operating loss carryforwards and approximately $15 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carry forward will begin to expire in 2018 and the California state loss carry forward will begin to expire in 2010. During the years ended December 31, 2009 and 2008, the Company did not utilize any of its federal or California net operating losses.

Under the Tax Reform Act of 1986, (the “86 TRA Act”) the amounts of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined in the 86 TRA Act, over a three year period.

At December 31, 2009, the Company had approximately $1 million of federal research and development tax credits that will begin to expire in 2012.

10.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.  As of December 31, 2009, the Company had $2,682,200 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2008, the Company had approximately $3,408,300 and $12,300 of cash with financial institutions in excess of FDIC and SIPC insurance limits, respectively.

For the year ended December 31, 2009, the four customers the Company considered its most significant, namely; Alcatel-Lucent, Ericsson, Elosoft, and Centric, accounted for approximately 17.7%, 7.0%, 5.7% and 3.0%, respectively, of total software product sales, for an aggregate 33.4% of the total of all such sales.  These four customers’ December 31, 2009 year-end accounts receivable balances represented approximately 30.1%, 15.1%, 9.3%, and 8.5%, respectively, of reported net accounts receivable, for an aggregate 63.0% of reported net accounts receivable.

For the year ended December 31, 2008, the three customers the Company considered its most significant, namely; Alcatel-Lucent, FrontRange and Ericsson, respectively, accounted for approximately 15.3%, 6.2% and 7.3%, respectively, of total software product sales, for an aggregate 28.8% of the total of such sales.  These three customers’ December 31, 2008 year-end accounts receivable balances represented approximately 23.3%, 5.1%, and 10.0% of reported net accounts receivable, for an aggregate 38.4% of reported net accounts receivable.

The Company performs credit evaluations of customers' financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

11.  Commitments and Contingencies

On April 24, April 28, May 26, and September 21, 2009, the Company entered into settlement and licensing agreements with CareerBuilder, LLC, Classified Ventures, LLC, Google, Inc., and Yahoo! Inc., respectively, which ended all legal disputes between the Company and these entities, and granted to each of these entities irrevocable, perpetual, world-wide, non-exclusive licenses to all of the Company’s patents and patent applications. As a result of entering into these settlement and licensing agreements, the Company recorded $2,300,000 in Intellectual Property License revenue for the year ended December 31, 2009.

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

GraphOn Corporation v. Juniper Networks, Inc.

On August 28, 2007, the Company filed a proceeding against Juniper Networks, Inc. (“Juniper”) in the United States District Court in the Eastern District of Texas (the “court”) alleging that certain of Juniper’s products infringe three of the Company’s patents, namely; U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the “’014,” “’798” and “’336” patents) which protect the Company’s fundamental network security and firewall technologies. The Company seeks preliminary and permanent injunctive relief along with unspecified damages and fees.  Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe any of these patents, and that all of these patents are invalid and unenforceable. On September 29, 2009, the court granted the Company’s request to remove the ‘336 patent from the case. On December 30, 2009, the court, acting on its own motion, transferred the case to the United states District Court for the Northern District of California. No trial date has as yet been set.

Separately, Juniper has petitioned the United States Patent and Trademark Office (the “PTO”) to reexamine two of the Company’s patents (the’014 and’798 patents). On April 6, 2008, the PTO ordered the reexamination of the ‘798 patent, and on July 25, 2008, the PTO ordered the reexamination of the ‘014 patent.

On August 14, 2009 and on September 24, 2009, the PTO issued final rejections of the ‘014 and ‘798 patents, respectively. The Company has appealed these rejections to the Board of Patents and Interferences. As of March 19, 2010 there had been no final determination of these appeals.

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

On November 24, 2009, the court granted a motion filed by Juniper and dismissed the case. On December 10, 2009, the Company filed a motion seeking attorney’s fees and costs. Subsequently, the court dismissed the Company’s motion, and the Company has appealed the court’s decision of such motion to the Court of Appeals for the Federal Circuit. No hearing date has as yet been set.

The Company also asserted a counterclaim against Juniper, alleging infringement of four of the Company’s patents, namely; U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and 7,424,737. On February 25, 2010, the court transferred the case to the United States District Court for the Northern District of California. No trial date has as yet been set by the court.

GraphOn Corporation v. Classified Ventures, LLC et al

On March 10, 2008, the Company initiated a proceeding against Classified Ventures, LLC; IAC/InterActiveCorp; Match.com (an operating business of IAC/InterActiveCorp); Yahoo! Inc.; eHarmony.com; and CareerBuilder, LLC in the United States District Court in the Eastern District of Texas alleging infringement of four of the Company’s patents, namely; U.S. Patent Nos. 6,324,538 (the “’538” patent); 6,850,940 (the “’940” patent); 7,028,034 (the “’034” patent); and 7,269,591 (the “’591” patent), which protect the Company’s unique method of maintaining an automated and network-accessible database. The suit alleges that the named companies infringe the Company’s patents on each of their Web sites. The suit seeks permanent injunctive relief along with unspecified damages. On August 21, 2008, IAC/interactive Corp. was dismissed from the lawsuit without prejudice. On December 2, 2008 the court issued a Docket Control Order setting the dates of April 27, 2011 for the Markman Hearing, in which the court will define any disputed claim terms, and November 7, 2011 for jury selection. On May 11, 2009, in conjunction with settlements reached with the Company, the court granted a joint motion to dismiss Classified Ventures, LLC and CareerBuilder, LLC from the case. On September 30, 2009, the court granted a joint motion to dismiss Yahoo! Inc. from the case, as a result of a settlement with the Company, thus leaving eHarmony and Match.com as the only remaining defendants in this proceeding.

Operating Leases. The Company currently occupies approximately 1,850 square feet of office space in Santa Cruz, California.  The office space is rented pursuant to a three-year operating lease, which will expire in July 2011.  Rent on the Santa Cruz facility will average approximately $3,900 per month over the term of the lease, which is inclusive of a pro rata share of utilities, facilities maintenance and other costs.

The Company currently occupies approximately 5,560 square feet of office space in Concord, New Hampshire, under a lease that will expire in September 2012.  Rent on the Concord facility will approximate $8,800 per month over the remaining term of the lease.

The Company currently occupies approximately 150 square feet of office space in Irvine, California, under a lease that expires in March 2011. Under the terms of the lease, monthly rental payments are approximately $1,200.

The Company believes that its current facilities will be adequate to accommodate its needs for the foreseeable future.

Future minimum lease payments, which consist entirely of leases for office space, are set forth below. The table assumes that the Company will occupy all currently leased facilities for the full term of each respective lease:

Year ending December 31,
2010	$ 168,700
2011	$ 133,700
2012	$ 70,400

Rent expense aggregated approximately $177,500 and $191,200 for the years ended December 31, 2009 and 2008, respectively.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2009.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009.

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

12.  Employee 401(k) Plan

In December 1998, the Company adopted a 401(k) Plan (the “Plan”) to provide retirement benefits for employees.  As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees.  Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service.  In addition, the Company may make discretionary/matching contributions.  During 2009 and 2008, the Company contributed a total of approximately $46,000 and $34,000, to the Plan, respectively.

13.  Supplemental Disclosure of Cash Flow Information

The following table presents supplemental disclosure information for the statements of cash flows for the years ended December 31, 2009 and 2008.

	2009	2008
Cash paid:
Income taxes	$ 2,700	$ 47,900
Interest	$ 2,200	$ 2,200

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

During the year ended December 31, 2009, the Company recorded as other income an aggregate $4,700 non-cash fair value adjustment to its liability attributable to warrants, which reduced the fair value of such liability to $0, as of December 31, 2009. No such adjustment was recorded during 2008 as the effective date for the adoption of FASB ASC 815-40 was January 1, 2009.

During 2009, the Company transferred approximately $7,600 of other assets (long term) to prepaid expense. The amount so transferred, which was originally recorded as a component of other assets during 2008, and was related to support services for software purchased for internal use pursuant to a three-year contract with three-year payment terms, was paid for during 2009, contemporaneously with the transfer. Additionally, during 2009 the Company reduced the carry value of other assets by $3,600 based on its assessment that an asset no longer had value to the Company.

The Company transferred approximately $28,400 of other liabilities (long term) to accrued liabilities during 2009. The transferred amount represents the third and final payment due under a three-year contract with three-year payment terms entered into during 2008 related to software purchased for internal use. No cash was been disbursed in connection with the transfer.

As of December 31, 2009, the Company had capitalized approximately $1,800 of fixed assets, primarily machinery and equipment, for which no cash was disbursed. The Company had reported this amount as a component of accounts payable as of December 31, 2009.

14.  Segment Information

FASB Codification Subtopic 280-10, “Segment Reporting” (“ASC 280-10”) establishes standards for reporting information about operating segments. This standard requires segmentation based on the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to operate the business prepared in methods consistent with accounting principles generally accepted in the United States. The segments were defined in order to allocate resources internally.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. For the years ended December 31, 2009 and 2008, the Company has determined that it operated its business in two segments, namely Software and Intellectual Property.

Segment revenue for the years ended December 31, 2009 and 2008 was as follows:

			Increase (Decrease)
	2009	2008	Dollars	Percentage
Software	$ 5,777,200	$ 6,708,700	$ (931,500)	(13.9)%
Intellectual Property	2,300,000	—	2,300,000	*
Consolidated Total	$ 8,077,200	$ 6,708,700	$ 1,368,500	20.4

* not meaningful

Segment operating loss for the years ended December 31, 2009 and 2008 was as follows:

	2009	2008
Software	$ (1,404,400)	$ (54,200)
Intellectual Property (1)	(429,200)	(2,666,100)
Unallocated	15,400	81,800
Consolidated Total	$ (1,818,200)	$ (2,638,500)

(1)	The year ended December 31, 2008 includes the $868,200 patent impairment charge (Note 2) recorded against certain of the Company’s patents assets.

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

As of December 31, 2009 segment fixed assets (long-lived assets) were as follows:

	Cost Basis	Accumulated Depreciation /Amortization	Net, as Reported
Software	$ 1,285,300	$ (1,158,200)	$ 127,100
Intellectual Property	2,839,000	(2,327,300)	511,700
Unallocated	14,800	—	14,800
	$ 4,139,100	$ (3,485,500)	$ 653,600

The Company does not allocate other assets (long-term), which consists primarily of deposits, to its segments. The Company does not maintain any significant long-lived assets outside of the United States.

Products and services provided by the software segment include all currently available versions of GO-Global for Windows, GO-Global for Unix, OEM private labeling kits, software developer’s kits, maintenance contracts and product training and support. The Intellectual property segment provides licenses to our intellectual property. The Company’s two segments do not engage in cross-segment transactions.

15.  Subsequent Events

In response to our licensing efforts, on February 10, 2010 and March 18, 2010, MySpace, Inc. and craigslist, Inc., respectively, filed complaints for declaratory judgment in the United States District Court for the District of Northern California. Such complaints ask the court to take certain actions with respect to some of the Company’s patents, namely the  ’538, ‘940, ‘034, and ‘591 patents. In each of their complaints, MySpace, Inc. and craigslist, Inc. ask the court to declare that they are not infringing these patents, or, alternatively, that each of these patents is invalid. Further, MySpace, Inc. asks the court to declare these patents unenforceable. The Company responded to the MySpace complaint on March 17, 2010 and added counterclaims of infringement by MySpace of the '538, '940, '034, and '591 patents. The Company seeks unspecified damages and injunctive relief. Additionally, the Company added Fox Audience Network, Inc. as a party to this suit. It has yet to respond to the craigslist complaint. The Company believes that the outcome of these two actions will not have a material impact on its results of operations, financial condition or cash flows as neither action against the Company seeks monetary damages.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T). CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; and
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material impact on the financial statements.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.OTHER INFORMATION

Our 2009 Annual Meeting of Stockholders was held on November 18, 2009.  At the meeting, the stockholders ratified the reappointment of Macias Gini & O’Connell LLP as our independent auditors for fiscal 2009.  The vote was as follows:

For	Against	Abstain
33,726,850	550,793	59,780

On February 22, 2010, we issued a press release announcing our financial results for the year ended December 31, 2009. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning each of our directors and executive officers as of March 19, 2010.

Robert Dilworth, age 68, has been a director since July 1998, and Chairman of the Board since December 1999. In January 2002, Mr. Dilworth was appointed Interim Chief Executive Officer, and since September 2006, Mr. Dilworth has been our full-time Chief Executive Officer. From 1987 to 1998, Mr. Dilworth served as the Chief Executive Officer and Chairman of the Board of Metricom, Inc., a leading provider of wireless data communication and network solutions. Prior to joining Metricom, from 1985 to 1988, Mr. Dilworth served as President of Zenith Data Systems Corporation, a microcomputer manufacturer. Earlier positions included: Chief Executive Officer and President of Morrow Designs; Chief Executive Officer of Ultramagnetics; Group Marketing and Sales Director of Varian Associates Instruments Group; Director of Minicomputer Systems at Sperry Univac; and Vice President of Finance and Administration at Varian Data Machines. Mr. Dilworth has developed an intimate knowledge of our business, employees, culture, and competitors during his tenure with our company and we believe that these traits, and his in-depth knowledge of high-tech companies, demonstrates that he is well-qualified to serve on our board. Mr. Dilworth currently serves as a director for eOn Communications, a publicly-held corporation, and Public Wireless, Inc, a privately-held corporation. During the five year period ended December 31, 2009, Mr. Dilworth served as a director of the following privately-held entities: Amber Technologies; Get2Chip.com, Inc.; Mobility Electronics; Sky Pipeline; and Yummy Interactive.

William Swain, age 69, has been our Chief Financial Officer and Secretary since March 2000. Mr. Swain was a consultant from August 1998 until February 2000, working with entrepreneurs in the technology industry in connection with the start-up and financing of new business opportunities. Mr. Swain was Chief Financial Officer and Secretary of Metricom Inc., from January 1988 until June 1997, during which time he was instrumental in private financings as well as Metricom’s initial public offering and subsequent public financing activities. Mr. Swain continued as Senior Vice President of Administration with Metricom from June 1997 until July 1998. Prior to joining Metricom, Mr. Swain held top financial positions with leading companies in the computer industry, including Morrow Designs, Varian Associates and Univac. Mr. Swain holds a Bachelors degree in Business Administration from California State University of Los Angeles and is a Certified Public Accountant in the State of California.

August P. Klein, age 73, has been a director since August 1998, and Vice Chairman of the Board since February 2010. In 1995 Mr. Klein founded JSK Corporation, a general contracting firm. Mr. Klein was an initial member of JSK Corporation’s board of directors and served as its initial Chief Executive Officer until his retirement in 1999. Mr. Klein remains a member of JSK Corporation’s board of directors. From 1989 to 1993, Mr. Klein was founder and Chief Executive Officer of Uniquest, Inc., an object-oriented application software company. From 1984 to 1988, Mr. Klein served as Chief Executive Officer of Masscomp, Inc., a developer of high performance real time mission critical systems and UNIX-based applications. Mr. Klein has served as Group Vice President, Serial Printers at Data Products Corporation and President and Chief Executive Officer at Integral Data Systems, a manufacturer of personal computer printers. Mr. Klein spent 25 years with IBM Corporation, rising to a senior executive position as General Manager of the Retail/Distribution Business Unit. We believe that Mr. Klein’s more than 30 years’ experience as chief executive and board member of many different companies, including multiple high-tech companies, supports our belief that he is well-qualified to serve as a member of our board. Mr. Klein currently serves as a trustee of the United States Supreme Court Historical Society and as a trustee of the Computer Museum in Boston, Massachusetts. During the five year period ended December 31, 2009, Mr. Klein was a director of privately-held QuickSite Corporation. Mr. Klein holds a B.S. in Mathematics from St. Vincent College.

Gordon Watson, age 74, has been a director since April 2002. Mr. Watson brings over 30 years’ executive, board and management experience to our board. In 1997 Mr. Watson founded Watson Consulting, LLC, a consulting company for early stage technology companies, and has served as its President since its inception. From 1996 to 1997, Mr. Watson served as Western Regional Director, Lotus Consulting of Lotus Development Corporation. From 1988 to 1996, Mr. Watson held various positions with Platinum Technology, Incorporated, most recently serving as Vice President Business Development, Distributed Solutions. Earlier positions included: Senior Vice President of Sales for Local Data, Incorporated; President, Troy Division, Data Card Corporation; and Vice President and General Manager, Minicomputer Division, Computer Automation, Incorporated. Mr. Watson also held various executive and director level positions with TRW, Incorporated, Varian Data Machines, and Computer Usage Company. We believe that Mr. Watsons’s qualifications to serve on our board include his over 25 years’ executive-level experience (full income statement responsibility) at the Chief Operating Officer, Vice President, General Manager, and Division President levels, his extensive knowledge and understanding of the high tech industry, and his over 10 years’ experience serving on the boards of other public and privately-held companies. Mr. Watson holds a Bachelors of Science degree in electrical engineering from the University of California at Los Angeles and has taught at the University of California at Irvine. Mr. Watson is currently Chairman and Chief Executive Officer of PerSage Inc. and a director of PATH Reliability (formerly PATH Communications), each of which is a privately-held entity. During the five year period ended December 31, 2009, Mr. Watson served as a director of publicly-held DPAC Technologies and of the following privately-held entities: SoftwarePROSe, Inc., Grapevine Software, and Pound Hill Software. During the five year period ended December 31, 2009, Mr Watson has also served on the advisory boards for Cluepedia, Inc.; Mobophiles, Inc.; Akiira Media Systems, Inc.; and Sterling Pear, Incorporated, each of which are privately-held companies.

Our Board of Directors has determined that each of our non-employee directors (August Klein and Gordon Watson), who collectively constitute a majority of the Board, meets the general independence criteria set forth in the Nasdaq Marketplace Rules.

Our Board of Directors has an audit committee consisting of two directors. The current members of the audit committee are August P. Klein (committee chairman), and Gordon Watson. The board has determined that each member of the audit committee meets the Nasdaq Marketplace Rules’ definition of “independent” for audit committee purposes.  Our Board of Directors has determined that Mr. Klein meets the SEC’s definition of an audit committee financial expert.

On February 17, 2010, our board of directors adopted and approved several amendments to our bylaws, including those that impose certain advance notice and expanded disclosure requirements upon shareholders desiring to nominate persons to stand for election to our board of directors. For further information, see Exhibit 3.2 to this annual report and our current report on Form 8-K filed with the SEC on February 24, 2010.

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

Based solely on our review of the copies of such forms, we believe that during the year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation we paid to our executive officers for the fiscal years ended December 31, 2009 and 2008;

Summary Compensation Table
Name and Principal Position	Year	Salary	Option Awards (1)	All Other Compensation	Total
Robert Dilworth,	2009	$ 311,131	$ 6,250	—	$ 317,381
Chief Executive Officer	2008	$ 311,131	$ 47,500	—	$ 358,631
William Swain,	2009	$ 157,511	$ 3,750	$ 2,000 (2)	$ 163,261
Chief Financial Officer	2008	$ 157,511	$ 28,500	$ 2,000 (2)	$ 188,011

(1)
The amounts listed in the Option Awards column reflect the aggregate grant date fair value of the underlying options granted to the respective named officer during the respective year. For Mr. Dilworth such amounts are based on option awards made on January 2, 2009 and 2008, respectively, in the amount of 125,000 and 125,000 options, respectively, at exercise prices, which were equal to the grant date fair values, of $0.05 and $0.38, respectively. For Mr. Swain such amounts are based on option awards made on January 2, 2009 and 2008, respectively, in the amount of 75,000 and 75,000 options, respectively, at exercise prices, which were equal to the grant date fair values, of $0.05 and $0.38, respectively.

(2)	Company contribution to the 401(k) Plan.

Mr. Dilworth began as Chief Executive Officer (Interim) during January 2002 and became full-time Chief Executive Officer during September 2006. Mr. Dilworth has been a director since July 1998, and Chairman of the Board since December 1999. Mr. Dilworth elected during his term as interim Chief Executive Officer, to forgo the cash compensation we pay all directors for their attendance at board and committee meetings as well as the quarterly retainer.

All such options granted to Mr. Dilworth and Mr. Swain were immediately exercisable upon their respective grant date and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date.  Should either Mr. Dilworth’s or Mr. Swain’s service cease prior to full vesting of the options, we have the right to repurchase any shares issued upon exercise of options not vested.

Pursuant to his employment agreement, Mr. Swain would be entitled to three-months’ severance of his then base salary in the event of a merger or acquisition which lead to a change in the nature, reduction or elimination of his duties, a reduction in his level of compensation, relocation of the corporate office by more than 50 miles from its then current location or his termination.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards At Fiscal Year-End
Option Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
Robert Dilworth,	100,000 (2)	$ 0.25	03/04/12
Chief Executive Officer	40,000 (2)	$ 0.18	05/04/13
	300,000 (3)	$ 0.34	11/14/14
	200,000 (2)	$ 0.43	01/26/15
	125,000 (2)	$ 0.21	01/25/16
	125,000 (2)	$ 0.17	01/14/17
	125,000 (2)	$ 0.38	01/01/18
	125,000 (2)	$ 0.05	01/01/19
William Swain,	40,000 (2)	$ 0.18	05/04/13
Chief Financial Officer	380,000 (3)	$ 0.34	11/14/14
	160,000 (2)	$ 0.43	01/26/15
	75,000 (2)	$ 0.21	01/25/16

75,000 (2)	$ 0.17	01/14/17
75,000 (2)	$ 0.38	01/01/18
75,000 (2)	$ 0.05	01/01/19

(1) As of December 31, 2009.

(2) All such options were immediately exercisable upon grant and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date. For Mr. Dilworth, the options identified in this footnote were, or will be, fully vested on the following dates: March 4, 2005, May 4, 2006, January 25, 2008, January 25, 2009, January 15, 2010, January 1, 2011, and January 1, 2012, respectively.  For Mr. Swain, the options identified in this footnote were, or will be, fully vested on the following dates: May 4, 2006, January 26, 2008, January 25, 2009, January 15, 2010, January 1, 2011, and January 1, 2012, respectively.  If Mr. Dilworth’s or Mr. Swain’s employment ceases prior to full vesting of the options, we have the right to repurchase any shares issued upon exercise of options not vested.

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

Compensation of Directors

During the years ended December 31, 2009 and 2008, our non-employee directors were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a board committee, and a $1,500 quarterly retainer. Additionally, non-employee directors are granted stock options periodically, typically on a yearly basis.

Director Compensation
Name	Year	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation		Total
August Klein	2009	$ 16,500	$ 3,750	$ —		$ 20,250
	2008	18,000	28,500	—		46,500

Michael Volker (2)	2009	18,000	3,750	—	(3)	21,750
	2008	16,000	28,500	—		44,500

Gordon Watson	2009	17,500	3,750	—		21,250
	2008	17,000	28,500	—		45,500

(1)
The amounts listed in the Option Awards column reflect the aggregate grant date fair value of the underlying options granted to the respective named officer during the respective year. For Messrs. Klein, Volker, and Watson, such amounts are based on option awards made on January 2, 2009 and 2008, respectively, in the amount of 75,000 and 75,000 options, respectively, at exercise prices, which were equal to the grant date fair values, of $0.05 and $0.38, respectively.

(2)	Mr. Volker withdrew his candidacy as a director prior to our Annual Meeting of Shareholders held November 18, 2009.

(3)
Upon the cessation of his service as director, we entered into an agreement with Mr. Volker that will pay him $1,500 per quarter, during the year ending December 31, 2010, in return for which he will provide us with advisory services in our search for a replacement director, and prospective potential business combinations. Additionally, we modified certain of Mr. Volker’s previously granted stock option awards by accelerating their vesting to November 18, 2009 and/or changing their expiration date to December 31, 2010.

All such options granted to our non-employee directors were immediately exercisable upon their respective grant date and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date.  Should any non-employee director’s service cease prior to full vesting of the options, we have the right to repurchase any shares issued upon exercise of options not vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 19, 2010, with respect to the beneficial ownership of shares of our common stock held by:  (i) each director; (ii) each person known by us to beneficially own 5% or more of our common stock; (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group.  Unless otherwise indicated, the address for each stockholder is c/o GraphOn Corporation, 5400 Soquel Avenue, Suite A2, Santa Cruz, California 95062.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)(2)	Percent of Class (%)
Robert Dilworth (3)	1,293,820	2.8
William Swain (4)	940,800	2.0
August P. Klein (5)	745,760	1.6
Gordon Watson (6)	602,800	1.3
AIGH Investment Partners, LLC (7) 6006 Berkeley Avenue Baltimore, MD 21209	6,080,278	13.2
Paul Packer (8) 60 Broad Street, 38th Floor New York, NY 10004	2,296,925	5.0
All current executive officers and directors as a group (4 persons)(9)	3,583,180	7.3

(1)
As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security.  Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock.  With respect to each stockholder, any shares issuable upon exercise of options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of March 19, 2010 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage ownership of our common stock is based on 45,898,292 shares of common stock outstanding as of March 19, 2010.
(3)	Includes 1,140,000 shares of common stock issuable upon the exercise of outstanding options.
(4)	Includes 880,000 shares of common stock issuable upon the exercise of outstanding options.
(5)	Includes 595,000 shares of common stock issuable upon the exercise of outstanding options.
(6)	Includes 580,000 shares of common stock issuable upon the exercise of outstanding options.
(7)
Based on information contained in a Schedule 13G/A filed by AIGH Investment Partners, LLC on March 3, 2008, and information known to us, AIGH has shared voting and dispositive power with respect to 6,080,278 shares of common stock. Orin Hirschman is the managing member of AIGH Investment Partners, LLC.

(8)
Based on information contained in a Schedule 13G/A filed by Paul Packer and related parties on February 11, 2010 and information known to us, Mr. Packer has sole voting and dispositive power with respect to 701,317 shares of common stock and shared voting and dispositive power with respect to 1,595,608 shares of common stock.

(9)	Includes 3,755,000 shares of common stock issuable upon the exercise of outstanding options.

Equity Compensation Plan Information.  The following table sets forth information related to all of our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
1996 Stock Option Plan	54,625	$0.80	—
1998 Stock Option/Stock Issuance Plan	3,027,325	$0.42	—
2005 Equity Incentive Plan	2,340,000	$0.24	80,000
Employee Stock Purchase Plan (1)	NA	NA	10,210
Equity compensation plans not approved by security holders:
Stock option plans (2)	1,625,500	$0.21	2,024,500
Total - all plans	7,047,450	$0.32	2,114,710

(1)
Under terms of the employee stock purchase plan, employees who participate in the plan are eligible to purchase shares of common stock.  As of December 31, 2009, 389,790 shares had been purchased through the plan, at an average cost of $0.53 per share, and 10,210 shares are available for future purchase.

(2)
(a) In May 2000 our board of directors approved a supplemental stock option plan (the “supplemental plan”).  Participation in the supplemental plan is limited to those employees who are, at the time of the option grant, neither officers nor directors.  The supplemental plan is authorized to issue options for up to 400,000 shares of common stock.  The exercise price per share is subject to the following provisions:

•The exercise price per share shall not be less than 85% of the fair market value per share of common stock on the option grant date.

•If the person to whom the option is granted is a 10% shareholder, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the option grant date.

All options granted are immediately exercisable by the optionee.  The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant.  The exercise price is immediately due upon exercise of the option.  Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The supplemental plan will terminate no later than April 30, 2010.  As of December 31, 2009, options to purchase 381,000 shares were outstanding under the supplemental plan and options to purchase 19,000 shares remained available for issuance.

(b) On February 14, 2005 our board of directors approved a stock option plan (the “GG Plan”) for a named employee, who at the time of the option grant was neither an officer nor a director.  The GG Plan is authorized to issue options for up to 250,000 shares of common stock.  Under the terms of the GG Plan, the exercise price of all options issued under the GG Plan would be equal to the fair market value of our common stock on the date of the grant.

All options granted under the GG Plan are immediately exercisable by the optionee; however, there is a vesting period for the options.  The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant.  The exercise price is immediately due upon exercise of the option.  Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The GG Plan shall terminate no later than February 15, 2015.  As of December 31, 2009, options to purchase 250,000 shares were outstanding under the GG Plan and no shares remained available for issuance.

(c) On November 19, 2008 our board of directors approved a stock option/stock issuance plan (the “08 Plan”) pursuant to which options or restricted stock may be granted to officers and other employees, non-employee directors and independent consultants and advisors who render services to the Company. The 08 Plan is authorized to issue options or restricted stock for up to 3,000,000 shares of common stock. Under the 08 Plan the exercise price of options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted.  The purchase price of performance-vested stock issued under the 08 Plan shall also not be less than 100% of the fair market value of the Company’s common stock on the date the performance-vested stock is granted.

In the case of a restricted stock award, the entire number of shares subject to such award would be issued at the time of the grant and subject to vesting provisions based on time or performance conditions specified by the Board or an authorized committee of the Board.  For awards based on time, should the grantee’s service to the Company end before full vesting occurred, all unvested shares would be forfeited and returned to the Company. In the case of awards granted with vesting provisions based on specific performance conditions, if those conditions are not met, then all shares would be forfeited and returned to the Company. Until forfeited, all shares issued under a performance vested stock award would be considered outstanding for dividend, voting and other purposes.

All options granted under the 08 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options.  The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant.  The exercise price is immediately due upon exercise of the option.  Under the terms of the 08 Plan, the exercise price of all options issued under the 08 Plan would be equal to the fair market value of our common stock on the date of the grant.  Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The 08 Plan shall terminate no later than November 19, 2018.  As of December 31, 2009, options to purchase 994,500 shares were outstanding under the 08 Plan, no restricted shares had been awarded and 2,005,500 shares remained available for issuance.

For additional information concerning our equity compensation plans, see Note 8 to our consolidated financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in Item 10 of this Annual Report on Form 10-K concerning director independence is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Macias Gini & O’Connell LLP for the years ended December 31, 2009 and 2008 were as follows:

Category	2009	2008
Audit fees	$ 142,600	$ 144,300
Audit – related fees	—	—
Tax fees	14,000	15,000
Other fees	—	—
Totals	$ 156,600	$ 159,300

Audit fees include fees associated with our annual audit, the reviews of our quarterly reports on Form 10-Q, and assistance with and review of documents filed with the Securities and Exchange Commission (the “SEC”).  Audit-related fees include consultations regarding revenue recognition rules, and new accounting pronouncements, and interpretations thereof, as they related to the financial reporting of certain transactions.  Tax fees included tax compliance and tax consultations.

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

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(b)  Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2	Second Amended and Restated Bylaws of Registrant
4.1	Form of certificate evidencing shares of common stock of Registrant (2)
10.1	1996 Stock Option Plan of Registrant (2)
10.2	1998 Stock Option/Stock Issuance Plan of Registrant (3)
10.3	Supplemental Stock Option Agreement, dated as of June 23, 2000 (3)
10.4	Employee Stock Purchase Plan of Registrant (3)
10.5	Lease Agreement between Registrant and Central United Life Insurance, dated as of October 24, 2003 (4)
10.6	Third Amendment to Lease Agreement between Registrant and Central United Life Insurance, dated as of September 15, 2006 (1)
10.7	Fourth Amendment to Lease Agreement between Registrant and Central United Life Insurance, dated as of September 15, 2006
10.8	2005 Equity Incentive Plan (5)
10.9	Stock Option Agreement, dated January 29, 2005 by and between Registrant and Gary Green (6)
10.10	Employment Agreement, dated February 11, 2000, by and between Registrant and William Swain (7)
10.11	Director Severance Plan (8)
10.12	Key Employee Severance Plan (8)
10.13	2008 Equity Incentive Plan (9)
14.1	Code of Ethics (4)
21.1	Subsidiaries of Registrant (10)
23.1	Consent of Macias Gini & O’Connell LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
99.1	Press Release, dated February 22, 2010
__________

(1)	Filed on April 2, 2007 as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated herein by reference.
(2)
Filed as an exhibit (Exhibit 4.1 was filed on September 19, 1996 and Exhibit 10.6 was filed on August 30, 1996) to the Registrant’s Registration Statement on Form S-1 (File No. 333-11165), and incorporated herein by reference

(3)	Filed on June 23, 2000 as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-40174) and incorporated herein by reference
(4)	Filed on March 30, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference
(5)	Filed on November 25, 2005 as an exhibit to the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting, and incorporated herein by reference
(6)	Filed on April 17, 2006 as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference
(7)
Filed on February 7, 2007 as an exhibit to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement to Form S-1 on Form SB-2 (File No. 333-124791), and incorporated herein by reference

(8)	Filed on August 14, 2008 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference
(9)	Filed on December 17, 2008 as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-156229) and incorporated herein by reference
(10)	Filed on March 31, 2009 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference

(c)  Financial Statement Schedule

Not applicable for smaller reporting companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                      GraphOn Corporation

March 31, 2010                                                                                                                                                                                           By:  /s/ Robert Dilworth
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

Signature	Title	Date
/s/ Robert Dilworth	Chairman of the Board and Chief Executive Officer	March 31, 2010
Robert Dilworth	(Principal Executive Officer)

/s/ William Swain	Chief Financial Officer and Secretary	March 31, 2010
William Swain	(Principal Financial Officer and
Principal Accounting Officer)

/s/ August P. Klein	Director	March 31, 2010
August P. Klein

/s/ Gordon Watson	Director	March 31, 2010
Gordon Watson