Form 10-Q
period 2010-03-31
GRAPHON CORP/DE
filed 2010-05-14
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2010

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

As of May 13, 2010 there were issued and outstanding 45,981,625 shares of the issuer’s common stock, par value $0.0001.

GRAPHON CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
Assets	(Unaudited)
Current Assets:
Cash	$ 2,590,700	$ 2,852,900
Accounts receivable, net	539,100	839,600
Prepaid expenses	134,300	64,500
Total Current Assets	3,264,100	3,757,000

Patents, net	393,600	511,700
Property and equipment, net	127,500	127,100
Other assets	16,300	14,800
Total Assets	$ 3,801,500	$ 4,410,600

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$ 818,300	$ 986,200
Deferred revenue	1,869,200	1,862,600
Total Current Liabilities	2,687,500	2,848,800

Deferred revenue	792,300	836,200
Total Liabilities	3,479,800	3,685,000

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value, 195,000,000 shares authorized, 45,898,292 shares issued and outstanding at March 31, 2010, and 46,834,292 shares issued and 46,284,292 shares outstanding at December 31, 2009	4,600	4,600
Additional paid-in capital	58,849,100	58,861,500
Accumulated deficit	(58,532,000)	(58,092,400)
Common stock held in treasury, at cost, 0 and 550,000 shares, respectively	—	(48,100)
Total Stockholders' Equity	321,700	725,600
Total Liabilities and Stockholders' Equity	$ 3,801,500	$ 4,410,600

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Revenue	$ 1,881,500	$ 1,409,100
Costs of revenue	262,200	132,900
Gross profit	1,619,300	1,276,200

Operating expenses:
Selling and marketing	509,800	489,000
General and administrative	792,800	760,000
Research and development	758,400	788,100
Total operating expenses	2,061,000	2,037,100

Loss from operations	(441,700)	(760,900)

Other income (expense), net	2,700	(7,700)
Loss before provision for income tax	(439,000)	(768,600)
Provision for income tax	600	—
Net loss	$ (439,600)	$ (768,600)

Loss per share – basic and diluted	$ (0.01)	$ (0.02)
Average weighted common shares outstanding – basic and diluted	45,955,003	47,135,625

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$ (439,600)	$ (768,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	140,600	141,600
Stock-based compensation expense	30,300	51,600
Loss on derivative instruments – warrants liability	—	13,700
Changes in operating assets and liabilities:
Accounts receivable	300,500	374,400
Prepaid expenses	(69,800)	(51,100)
Accounts payable and accrued expenses	(167,900)	92,500
Deferred revenue	(37,300)	6,200
Net Cash Used In Operating Activities	(243,200)	(139,700)

Cash Flows Used In Investing Activities:
Purchases of equipment	(22,900)	—
Other assets	(1,500)	—
Net Cash Used In Investing Activities	(24,400)	—

Cash Flows Provided By Financing Activities:
Proceeds from sale of common stock - employee stock purchase plan	400	800
Proceeds from exercise of stock options	5,000	—
Net Cash Provided By Financing Activities	5,400	800

Net Decrease in Cash	(262,200)	(138,900)
Cash - Beginning of Period	2,852,900	3,742,200
Cash - End of Period	$ 2,590,700	$ 3,603,300

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of GraphOn Corporation and its subsidiaries; significant intercompany accounts and transactions are eliminated upon consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, such unaudited condensed consolidated financial statements do not include all information and footnote disclosures required in annual financial statements.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements of GraphOn Corporation (the “Company”) contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 31, 2010 (“2009 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2010 or any future period.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives, valuation, and amortization of intangible assets; depreciation of long-lived assets; and accruals for liabilities. While the Company believes that such estimates are fair, actual results could differ materially from those estimates.

Revenue Recognition

The Company markets and licenses its products through various means, such as: channel distributors, independent software vendors (“ISVs”), value-added resellers, (“VARs”) (collectively “resellers”) and direct sales to enterprise end users.  Its product licenses are perpetual.  The Company also separately sells intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, as well as other products and services.

Software license revenues are recognized when:

  Persuasive evidence of an arrangement exists, (i.e., when the Company signs a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer’s purchase order), and

  Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed program(s) is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed program(s)), and

The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer’s purchase order, and
Collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected.
Revenue recognized on software arrangements involving multiple deliverables is allocated to each deliverable based on vendor-specific objective evidence (“VSOE”) or third party evidence of the fair values of each deliverable; such deliverables include licenses for software products, maintenance, private labeling fees, and customer training.  The Company limits its assessment of VSOE for each deliverable to either the price charged when the same deliverable is sold separately or the price established by management having the relevant authority to do so, for a deliverable not yet sold separately.

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

Certain resellers purchase product licenses that they hold in inventory until they are resold to the ultimate end user (an “inventory stocking order”). The Company defers recognition of revenue from inventory stocking orders until the underlying licenses are sold to the end user.

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

Long-Lived Assets

Long-lived assets, which consist primarily of patents assets, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, as it relates to the Company’s patents, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three-month periods ended March 31, 2010 or 2009.

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

3. Stock-Based Compensation

The following table summarizes the stock-based compensation expense recorded by the Company in its Statement of Operations during the three-month periods ended March 31, 2010 and 2009, respectively, by classification:

	2010	2009
Costs of revenue	$ 1,400	$ 2,400
Selling and marketing	8,900	4,400
General and administrative	10,100	25,300
Research and development	9,900	19,500
	$ 30,300	$ 51,600

The Company estimated the fair value of each stock-based award granted during the three-month periods ended March 31, 2010 and 2009, as of the respective dates of grant, using a binomial model with the assumptions set forth in the following table:
	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends

2010	175%	2%	10.0	20%	3.72%	—
2009	180%	4%	7.5	10%	2.24%	—

Stock-based compensation expense includes costs associated with common shares purchased under the Employee Stock Purchase Plan (“ESPP”) during the three-month periods ended March 31, 2010 and 2009. The Company applied the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years for each respective period. The time span from the date of grant of ESPP shares to the date of purchase is six months. For shares purchased during the three-month periods ended March 31, 2010 and 2009 the risk-free interest rate was 0.19% and 0.40%, respectively.

Expected volatility is based on the historical volatility of the Company’s common stock over the expected option term period ended on the end of each of the respective quarterly reporting periods noted in the above table. The estimated annualized forfeiture rate was based on an analysis of historical data and considered the impact of events such as the work force reductions the Company carried out during previous years. The expected term of the Company’s stock-based option awards was based on historical award holder exercise patterns and considered the market performance of the Company’s common stock and other items. The estimated exercise factor was based on an analysis of historical data; historical exercise patterns; and a comparison of historical and current share prices. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to the Company’s expected term on its stock-based awards. The Company does not anticipate paying dividends on its common stock for the foreseeable future.

For stock-based awards granted during the three-month periods ended March 31, 2010 and 2009, exclusive of common shares purchased pursuant to the Company’s ESPP, the weighted average fair value was $0.06 and $0.05, respectively.

The weighted average fair values of common shares purchased pursuant to the Company’s ESPP during the three-month periods ended March 31, 2010 and 2009 were $0.06 and $0.27, respectively.

The following table presents a summary of the status and activity of the Company’s stock option awards for the three-month period ended March 31, 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2009	7,047,450	$ 0.32
Granted	1,049,166	$ 0.06
Exercised	(83,333)	$ 0.06
Forfeited or expired	—	—
Outstanding – March 31, 2010	8,013,283	$ 0.28	5.85	$ 47,002

Of the options outstanding as of March 31, 2010, 6,161,389 were vested, 1,809,841 were estimated to vest in future periods and 42,053 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally, ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to the Company prior to full vesting at the option’s exercise price.

As of March 31, 2010, there was approximately $77,400 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

4. Revenue

Revenue for the three-month periods ended March 31, 2010 and 2009 was comprised as follows:

Revenue	2010	2009	2010 Over (Under) 2009 Dollars
Product Licenses
Windows	$ 528,300	$ 436,600	$ 91,700
Unix	368,500	326,200	42,300
	896,800	762,800	134,000
Intellectual property licenses	400,000	—	400,000
Service Fees
Windows	305,600	283,700	21,900
Unix	271,900	287,600	(15,700)
	577,500	571,300	6,200
Other	7,200	75,000	(67,800)
Total Revenue	$ 1,881,500	$ 1,409,100	$ 472,400

5. Patents

Patents consisted of the following:

	March 31, 2010	December 31, 2009
Patents	$ 2,839,000	$ 2,839,000
Accumulated amortization	(2,445,400)	(2,327,300)
	$ 393,600	$ 511,700

Patent amortization, which aggregated $118,100 during each of the three-month periods ended March 31, 2010 and 2009, respectively, is a component of general and administrative expenses.

6. Accounts Receivable, Net

Accounts receivable were net of an allowance totaling $32,000 as of both March 31, 2010 and December 31, 2009.

7. Stockholders’ Equity – Stock Repurchase Program

During the three-month periods ended March 31, 2010 and 2009, the Company did not repurchase any of its common stock under the terms of its Board approved stock repurchase program. As of March 31, 2010, approximately $782,600 of the Board approved $1,000,000 stock repurchase program remained available for future purchases. The Company is not obligated to repurchase any specific number of shares and the program may be suspended or terminated at the Company’s discretion.

During the three-month period ended March 31, 2010, the Company canceled,, and thusly made available for reissuance, 550,000 shares of its common stock that had been previously repurchased under the Board approved stock repurchase program. Such common stock had been previously held as treasury shares.

8. Commitments and Contingencies

The Company is currently involved in various legal proceedings pertaining to its intellectual property. In all such proceedings the Company has retained the services of various outside counsel. All such counsel have been retained under contingency fee arrangements that require the Company to only pay for certain non-contingent fees, such as services for expert consultants, and travel, prior to a verdict or settlement of the respective underlying proceeding. The following is a description of legal proceedings that were instituted against the Company during the three-month period ended March 31, 2010. There have been no material developments in the other legal proceedings described in the Company's 2009 10-K Report.

MySpace, Inc. v. GraphOn Corporation

In response to the Company’s licensing efforts, on February 10, 2010 MySpace, Inc. filed a complaint for declaratory judgment in the United States District Court for the District of Northern California. Such complaint asks the court to take certain actions with respect to some of the Company’s patents, namely the ’538, ‘940, ‘034 and ‘591 patents. In their complaint, MySpace asks the court to declare that they are not infringing these patents, or, alternatively, that each of these patents is invalid. Further, MySpace asks the court to declare these patents unenforceable. The Company responded to the MySpace complaint on March 17, 2010 and added counterclaims of infringement by MySpace of the ‘538, ‘940, ‘034 and ‘591 patents. The Company seeks unspecified damages and injunctive relief. Additionally, the Company added Fox Audience Network, Inc. (parent company to MySpace) as a party to this suit. The Company believes that the outcome of this action will not have a material impact on its results of operations, financial condition or cash flows as such action against the Company does not seek monetary damages.

craigslist, Inc. v. GraphOn Corporation

In response to the Company’s licensing efforts, on March 18, 2010, craigslist, Inc. filed a complaint for declaratory judgment in the United States District Court for the District of Northern California. Such complaint asks the court to take certain actions with respect to some of the Company’s patents, namely the ’538, ‘940, ‘034, and ‘591 patents. In their complaint, craigslist asks the court to declare that they are not infringing these patents, or, alternatively, that each of these patents is invalid. Further, craigslist asks the court to declare these patents unenforceable. The Company responded to the craigslist complaint on April 29, 2010 and added counterclaims of infringement by craigslist of the ‘538, ‘940, ‘034 and ‘591 patents. The Company seeks unspecified damages and injunctive relief. The Company believes that the outcome of this action will not have a material impact on its results of operations, financial condition or cash flows as such action against the Company does not seek monetary damages.

9. Supplemental Disclosure of Cash Flow Information

The Company disbursed no cash for the payment of interest expense during either of the three-month periods ended March 31, 2010 or 2009.  The Company disbursed no cash for the payment of income taxes during either of the three-month periods ended march 31, 2010 or 2009.

The Company adopted the guidance set forth in the Financial Accounting Standards Board (FASB) Codification Subtopic (ASC) 815-40, “Contracts in an Entities Own Equity,” effective January 1, 2009. Accordingly, the Company recorded a non-cash liability of $4,700, which it classified as a liability attributable to warrants, as part of the cumulative effect of a change in accounting principle upon the adoption of FASB ASC 815-40. Pursuant to FASB ASC 815-40, such liability was charged to opening retained earnings (accumulated deficit).

During the three-month period ended March 31, 2009, the Company recorded as other expense a $13,700 non-cash fair value adjustment to its liability attributable to warrants. No such adjustment was recorded during the three-month period ended March 31, 2010 as all of the Company’s outstanding warrants expired unexercised during such period.

10. Loss Per Share

Potentially dilutive securities have been excluded from the computation of diluted loss per share, as their effect is antidilutive. For the three-month periods ended March 31, 2010 and 2009, 7,387,473 and 18,623,163 shares of common stock equivalents, respectively, were excluded from the computation of diluted loss per share since their effect would be antidilutive.

11. Segment Information

FASB ASC 280-10, “Segment Reporting” establishes standards for reporting information about operating segments. This standard requires segmentation based on the Company’s internal organization and reporting of revenue and operating income based on internal accounting methods. The Company’s financial reporting systems present various data for management to operate the business prepared in methods consistent with GAAP. The Company’s segments were defined in order to allocate resources internally. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or the decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined that it operates its business in two segments: software and intellectual property.

Segment revenue was as follows:
	Three Months Ended March 31,
Revenue	2010	2009
Software	$ 1,481,500	$ 1,409,100
Intellectual Property	400,000	—
Consolidated Revenue	$ 1,881,500	$ 1,409,100

Segment loss from operations was as follows:
	Three Months Ended March 31,
Loss From Operations	2010	2009
Software	$ (428,300)	$ (479,000)
Intellectual Property	(13,400)	(281,900)
Consolidated Loss From Operations	$ (441,700)	$ (760,900)

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

As of March 31, 2010, segment long-lived assets were as follows:

Long-Lived Assets	Cost Basis	Accumulated Depreciation /Amortization	Net, as Reported
Software	$ 1,315,800	$ (1,180,700)	$ 135,100
Intellectual Property	2,839,000	(2,445,400)	393,600
Unallocated	8,700	—	8,700
	$ 4,163,500	$ (3,626,100)	$ 537,400

The Company does not allocate certain other long-lived assets, primarily cash deposits, to its segments.

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

12. New Accounting Pronouncements

In October 2009, FASB issued ASU 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” ASU 2009-14 changed the accounting model for revenue arrangements that include both tangible products and software elements. It is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2009-14 is not anticipated to have a material impact on the Company’s results of operations, cash flows, or financial position.

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

our history of operating losses, and expectation that those losses will continue;
our substantial accumulated deficit;
that a significant portion of our operating revenue has been and continues to be earned from a very limited number of significant customers;
that our stock price has been volatile; and
  other factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, and in other documents we have filed with the SEC.

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

Server-based computing, sometimes referred to as thin-client computing, is a model where traditional desktop software applications are relocated to run entirely on a server, or host computer. This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing. Our software architecture provides application developers with the ability to relocate applications traditionally run on the desktop to a server, or host computer, where they can be run over a variety of connections from remote locations to a multiplicity of display devices. With our server-based software, applications can be web-enabled, without any modification to the original application software required, allowing the applications to be run from browsers or portals.  Our server-based technology can web-enable a variety of Windows, Unix, or Linux applications.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance.  We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results.  Our critical accounting policies are identified in our 2009 10-K Report, and include: revenue recognition, long-lived assets, patents, and stock-based compensation.  The following operating results should be read in conjunction with our critical accounting policies.

Results of Operations for the Three-Month Periods Ended March 31, 2010 and 2009.

Revenue

Revenue for the three-month periods ended March 31, 2010 and 2009 was comprised as follows:

Revenue	2010	2009	2010 Over (Under) 2009 Dollars
Product Licenses
Windows	$ 528,300	$ 436,600	$ 91,700
Unix	368,500	326,200	42,300
	896,800	762,800	134,000
Intellectual property licenses	400,000	—	400,000
Service Fees
Windows	305,600	283,700	21,900
Unix	271,900	287,600	(15,700)
	577,500	571,300	6,200
Other	7,200	75,000	(67,800)
Total Revenue	$ 1,881,500	$ 1,409,100	$ 472,400

Software Revenue

Our software revenue, historically, has been primarily derived from product licensing fees and service fees from maintenance contracts.

During the three-month period ended March 31, 2010, product licenses revenue from both our Windows and Unix product lines increased, as compared with the same period of the prior year. These increases were primarily due to an aggregate increase in the rate at which certain resellers sold their inventories to end users, and the aggregate order levels of our significant end user customers.

Our software revenue varies from period to period, sometimes by a material amount. The majority of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. An increasing number of our resellers (a “stocking reseller”) purchase product licenses that they hold in inventory until they are resold to the ultimate end user. We defer recognition of revenue from these sales until the underlying licenses are sold to the ultimate end user. Consequently, if any of our significant stocking resellers materially changes the rate at which they resell our products to the ultimate end user, or if any significant end user customer substantially changes their order level, or fails to order during the reporting period, our product licenses revenue could be materially impacted. We expect this trend to continue throughout 2010.

The overall increase in service fees during the three-month period ended March 31, 2010, as compared with the same period of the prior year, was primarily a result of the continued growth of the number of Windows maintenance contracts our end-user customers have purchased. Since our end-user customers typically purchase maintenance contracts for their product licenses, subsequently renew them upon expiration, and continue to license an increasing number of our products, revenue recognized from the sale of service contracts increases. The decrease in service fees related to Unix maintenance contracts was primarily the result of one significant customer reducing its purchases of new and renewal service contracts, in conjunction with their reduction of purchases of Unix product licenses. We expect these trends to continue throughout 2010, and that aggregate service fees for 2010 will approximate those for 2009.

The decrease in other revenue was primarily as a result of recognizing revenue from three private labeling transactions during the three-month period ended March 31, 2009, whereas no such revenue was recognized during the same period of the current year. Demand for private labeling can vary from period to period, and we expect such uncertainty to continue throughout the next several reporting periods.

Intellectual Property Revenue

We derived $400,000 and $0 from intellectual property licenses during the three-month periods ended March 31, 2010 and 2009, respectively. We entered into one licensing agreement during the three-month period ended March 31, 2010, which generated revenue for us, whereas we entered into no such license during the same period of the prior year.

Our receipt of intellectual property licenses revenue is unpredictable and is dependent upon the outcome of our currently pending litigation efforts. Due to the high cost of patent litigation, we have determined that we will not be initiating any new infringement litigation, or attempting to seek license revenue with respect to any of our patent families that were not involved in our ongoing litigation as of December 31, 2008.

Costs of Revenue

Costs of revenue are comprised primarily of customer support expense (and is inclusive of non-cash stock-based compensation expense), product costs and, when applicable, contingent legal fees, which result from settlements and/or licensing agreements entered into in conjunction with our patent litigation efforts. Shipping and packaging materials are immaterial as virtually all license deliveries are made via electronic means over the Internet.

Costs of revenue increased by $129,300, or 97%, to $262,200 for the three-month period ended March 31, 2010, from $132,900 for the same period of the prior year. Costs of revenue were 14% and 9% of revenue for the three-month periods ended March 31, 2010 and 2009, respectively.

During the three-month period ended March 31, 2010, we entered into an intellectual property license. Accordingly, we incurred $160,000 of contingent legal fees as a cost of revenue during such period. During the similar period of the prior year we did not enter into any intellectual property licenses, nor did we incur any related contingent legal fees.

Net of such contingent legal fees, costs of revenue decreased by $30,700, or 23%, to $102,200 for the three-month period ended March 31, 2010, from $132,900 for the same period of the prior year. Such decrease resulted from having one less employee providing customer support during the three-month period ended March 31, 2010, as compared with the same period of the prior year. Additionally, the decrease was reflective of the maturity of our current product offerings. Such products typically require less customer support, as evidenced by a decrease in the aggregate amount of time necessary to provide such support.

Costs of revenue include non-cash stock-based compensation. Such costs aggregated approximately $1,400 and $2,400 for the three-month periods ended March 31, 2010 and 2009, respectively.

During 2010 we expect to release a new version of our GO-Global product. As is typical with new releases, we expect to experience an increase in our customers’ need for support upon its release. Accordingly, we expect to incur an increase in employee time necessary to provide such support. Consequently, we expect 2010 costs of revenue to be higher than 2009 levels.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended March 31, 2010 increased by $20,800, or 4%, to $509,800, from $489,000 for the same period of 2009. Selling and marketing expenses were 27% and 35% of revenue for the three-month periods ended March 31, 2010 and 2009, respectively.

Employee costs increased during the three-month period ended March 31, 2010, as compared with the same period of the prior year, primarily due to having one more employee during the current year. Expenses associated with tradeshows also increased during the three-month period ended March 31, 2010, as compared with the same period of the prior year, as a result of our co-sponsorship of the CeBit tradeshow in Germany. During the prior year we participated as a non-sponsor. During the three-month period ended March 31, 2010, we incurred relocation costs associated with the new employee, referred to above. No such relocation costs we incurred during the same period of the prior year.

Partially offsetting the increases were decreases in travel and entertainment and outside services for the three-month period ended March 31, 2010, as compared with the same period of the prior year. The decrease in travel and entertainment resulted from an overall decrease in visits made to customers and prospects. The decrease in outside services was primarily as a result of a reduction in market research activities.

Included in employee costs were non-cash stock-based compensation costs aggregating approximately $8,900 and $4,400, respectively, for the three-month periods ended March 31, 2010 and 2009, respectively.

We currently expect our full-year 2010 sales and marketing expense to be somewhat higher than 2009 levels.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), depreciation and amortization, legal, accounting, other professional services (including those related to realizing benefits from our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses increased by $32,800 or 4%, to $792,800, for the three-month period ended March 31, 2010, from $760,000 for the same period of 2009. General and administrative expenses were approximately 42% and 54% of revenue for the three-month periods ended March 31, 2010 and 2009, respectively.

The main factors that contributed to the increase in general and administrative expense for the three-month period ended March 31, 2010, as compared with the same period of 2009, were aggregate increases in legal and other professional services, due to costs associated with our various SEC filings and Sarbanes-Oxley implementation.

Partially offsetting these increases was an aggregate decrease in costs associated with our on-going intellectual property litigation efforts, particularly our lawsuit against Juniper. Due to certain actions taken by the court, we do not expect to see much activity in the Juniper lawsuit until 2011.

Costs associated with other individual components of general and administrative expense, notably; depreciation and amortization, insurance, rent, costs associated with being a public entity and bad debts expense did not change significantly during the three-month period ended March 31, 2010, as compared with the same period of the prior year.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $10,100 and $25,300, respectively, for the three-month periods ended March 31, 2010 and 2009, respectively.

We expect that general and administrative expense will be lower during 2010, as compared with 2009. We expect that costs associated with our SEC filings, Sarbanes-Oxley implementation, and intellectual property litigation will all be lower during the remainder of 2010, as compared with comparable periods of the prior year.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, all costs of our Israeli subsidiary, GraphOn Research Labs Limited, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $29,700, or 4%, to $758,400, for the three-month period ended March 31, 2010, from $788,100 for the same period of 2009. Research and development expenses were approximately 40% and 56% of revenue for the three-month periods ended March 31, 2010 and 2009, respectively.

The main factor contributing to the decrease in research and developments costs during the three-month period ended March 31, 2010, as compared with the same period of the prior year, was our decrease in the use of outside services, as certain contract engineers completed the projects they had been hired to perform.

Partially offsetting this decrease was an aggregate increase in employee costs, which resulted from having three more employees in the three-month period ended March 31, 2010, as compared with the same period of the prior year.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $9,900 and $19,500, respectively, for the three-month periods ended March 31, 2010 and 2009, respectively.

During 2010 we expect to release a new version of our GO-Global product. As a result of this release, we expect the overall cost of contract engineers in 2010 to be significantly lower than those in 2009 as the majority of their work will have been completed before the new product is released. Additionally, as noted above, certain contract engineers have already completed their projects, and we have already begun to see a decrease in the cost of outside services. Accordingly, we expect 2010 research and development expenses to be lower than the prior year.

Segment Operating Loss

Segment operating loss for the three-month periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
Loss From Operations	2010	2009
Software	$ (428,300)	$ (479,000)
Intellectual Property	(13,400)	(281,900)
Consolidated Loss From Operations	$ (441,700)	$ (760,900)

The decreased operating loss we experienced from our software segment for the three-month period ended March 31, 2010, as compared with the same period of the prior year, was primarily due to increased product revenue.

The decreased operating loss we experienced from our intellectual property segment for the three-month period ended March 31, 2010, as compared with the same period of the prior year, was primarily due to entering into a $400,000 licensing and settlement agreement during such period, whereas no such agreement was entered into during the same period of the prior year.

Other Income, net

During the three-month period ended March 31, 2009, other income, net, was mainly comprised of a $13,700 expense charge related to a fair value adjustment recorded against a liability we had recorded related to warrants we had previously issued in 2004 and 2005. During the three-month period ended March 31, 2010 all such warrants expired unexercised, thus no fair value adjustment related to the warrants was recorded during such period.

Also included in other income, net, during the three-month periods ended March 31, 2010 and 2009, was interest income earned on excess cash balances of $2,200 and $6,900, respectively. During the three-month period ended March 31, 2010, a $3,400 state tax refund was also included in other income.

Net Loss

As a result of the foregoing items, net loss for the three-month period ended March 31, 2010 was $439,600, a decrease of $329,000, or 43%, from a net loss of $768,600 for the same period of 2009.

Liquidity and Capital Resources

We are aggressively looking at ways to improve our revenue stream, including through the development of new products and further acquisitions. We continue to review business combination opportunities as they present themselves to us and at such time as such a transaction might make financial sense and add value for our shareholders, we will pursue that merger opportunity. As noted in our discussions above related to general and administrative and research and development costs, we are expecting to decrease such costs in 2010, as compared with 2009. We believe that maintaining our current revenue streams, coupled with these planned cost reductions and our cash on hand as of March 31, 2010, will be sufficient to support our operational plans for the next twelve months.

During the three-month periods ended March 31, 2010 and 2009, our reported net losses of $439,600 and $768,600, respectively, included two significant non-cash items: depreciation and amortization of $140,600 and $141,600, respectively, which were primarily related to amortization of our patents; and stock-based compensation expense of $30,300 and $51,600, respectively.

During the three-month periods ended March 31, 2010 and 2009, we closely monitored our investing activities, spending approximately $22,900 and $0, respectively, primarily in fixed asset purchases, mainly computer equipment and software. Our financing activities for the three-month periods ended March 31, 2010 and 2009 were comprised of receiving proceeds from the sale of stock to our employees under the terms of our employee stock purchase plan and from the exercise of stock options.

Cash

As of March 31, 2010, our cash balance was $2,590,700, as compared with $2,852,900 as of December 31, 2009, a decrease of $262,200, or 9%. The majority of this decrease was due to the consumption of approximately $243,200 of cash by our operations.

Accounts Receivable, net

At March 31, 2010 and December 31, 2009, we had approximately $539,100 and $839,600, respectively, in accounts receivable, net of allowances totaling $32,000 at each respective date. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of March 31, 2010, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board approved stock repurchase program. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock, however; we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During the three-month periods ended March 31, 2010 and 2009, no repurchases were made. As of March 31, 2010, $782,600 remains available for stock purchases.

During the three-month period ended March 31, 2010, we canceled, and thusly made available for reissuance, 550,000 shares of our common stock that had previously been repurchased under the Board approved stock repurchase program. Such common stock had been previously held as treasury shares.

Working Capital

As of March 31, 2010, we had current assets of $3,264,100 and current liabilities of $2,687,500, which netted to working capital of $576,600. Included in current liabilities was the current portion of deferred revenue of $1,869,200.

Segment Long-Lived Assets

As of March 31, 2010 and December 31, 2009, long-lived assets by segment were as follows:

	March 31, 2010	December 31, 2009
Software Segment	$ 1,315,800	$ 1,285,300
Accumulated depreciation/amortization	(1,180,700)	(1,158,200)
	135,100	127,100

Intellectual Property Segment	2,839,000	2,839,000
Accumulated depreciation/amortization	(2,445,400)	(2,327,300)
	393,600	511,700

Unallocated	8,700	14,800

Total Long-Lived, net	$ 537,400	$ 653,300

New Accounting Pronouncements

In October 2009, FASB issued ASU 2009-14, “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” ASU 2009-14 changed the accounting model for revenue arrangements that include both tangible products and software elements. It is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2009-14 is not anticipated to have a material impact on our results of operations, cash flows, or financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 8 to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2010, stock options to purchase 1,049,166 shares of common stock, at an exercise prices ranging from $0.06 to $0.08, were granted to various non-executive employees.

The grant of such stock options to the above-listed persons was not registered under the Securities Act of 1933, because the stock options were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

On January 8, 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. No shares were repurchased under the stock repurchase program during the three-month period ended March 31, 2010.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Reserved

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32 – Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation
(Registrant)

Date:	May 13, 2010		Date:	May 13, 2010

By:	/s/ Robert Dilworth		By:	/s/ William Swain
	Robert Dilworth			William Swain

	Chief Executive Officer and			Chief Financial Officer
	Chairman of the Board			(Principal Financial Officer and
	(Principal Executive Officer)			Principal Accounting Officer)