Form 10-Q
period 2010-06-30
GRAPHON CORP/DE
filed 2010-08-13
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2010

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

As of August 13, 2010 there were issued and outstanding 45,981,625 shares of the issuer’s common stock, par value $0.0001.

GRAPHON CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	June 30, 2010	December 31, 2009
Current Assets:
Cash	$2,085,000	$2,852,900
Accounts receivable, net	817,700	839,600
Prepaid expenses	114,000	64,500
Total Current Assets	3,016,700	3,757,000

Patents, net	275,500	511,700
Property and equipment, net	107,400	127,100
Capitalized software	208,300	—
Other assets	8,100	14,800
Total Assets	$3,616,000	$4,410,600

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$658,500	$986,200
Deferred revenue	1,768,400	1,862,600
Total Current Liabilities	2,426,900	2,848,800

Deferred revenue	752,900	836,200
Total Liabilities	3,179,800	3,685,000

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value, 195,000,000 shares authorized, 45,981,625 shares issued and outstanding at June 30, 2010, and 46,834,292 shares issued and 46,284,292 shares outstanding at December 31, 2009	4,600	4,600
Additional paid-in capital	58,867,400	58,861,500
Accumulated deficit	(58,435,800)	(58,092,400)
Common stock held in treasury, at cost, 0 and 550,000 shares, respectively	—	(48,100)
Total Stockholders' Equity	436,200	725,600
Total Liabilities and Stockholders' Equity	$3,616,000	$4,410,600

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$2,124,500	$3,271,000	$4,006,000	$4,680,100
Costs of revenue	212,800	857,000	475,000	989,900
Gross profit	1,911,700	2,414,000	3,531,000	3,690,200

Operating expenses
Selling and marketing	565,300	458,200	1,075,100	947,200
General and administrative	732,600	772,800	1,525,400	1,532,800
Research and development	514,900	723,900	1,273,300	1,512,000
Total operating expenses	1,812,800	1,954,900	3,873,800	3,992,000

Income (loss) from operations	98,900	459,100	(342,800)	(301,800)

Other income (expense), net	(1,400)	15,500	1,300	7,800
Income (loss) before provision for income tax	97,500	474,600	(341,500)	(294,000)
Provision for income tax	1,300	1,500	1,900	1,500
Net income (loss)	$96,200	$473,100	$(343,400)	$(295,500)

Earnings (loss) per share – basic	$0.00	$0.01	$(0.01)	$(0.01)
Earnings (loss) per share – diluted	$0.00	$0.01	$(0.01)	$(0.01)
Average weighted common shares outstanding - basic	45,976,131	47,142,292	45,965,625	47,138,977
Average weighted common shares outstanding - diluted	45,976,131	47,673,422	45,965,625	47,138,977

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(343,400)	$(295,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	280,000	280,500
Stock-based compensation expense	46,300	106,200
Gain on derivative instruments – warrants	—	(500)
Changes to allowance for doubtful accounts	(4,100)	—
Changes in operating assets and liabilities:
Accounts receivable	26,000	57,600
Prepaid expenses	(49,500)	(51,900)
Accounts payable and accrued expenses	(327,700)	(2,400)
Deferred revenue	(177,500)	92,700
Net Cash Provided by (Used In) Operating Activities	(549,900)	186,700

Cash Flows Provided By (Used In) Investing Activities:
Capital expenditures	(24,100)	(5,600)
Capitalized software development costs	(206,000)	—
Other assets	6,700	—
Net Cash Used In Investing Activities	(223,400)	(5,600)

Cash Flows Provided By Financing Activities:
Proceeds from sale of common stock - employee stock purchase plan	400	800
Proceeds from exercise of stock options	5,000	—
Net Cash Provided By Financing Activities	5,400	800

Net Increase (Decrease) in Cash	(767,900)	181,900
Cash - Beginning of Period	2,852,900	3,742,200
Cash - End of Period	$2,085,000	$3,924,100

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of GraphOn Corporation and its subsidiaries (collectively, the "Company"); significant intercompany accounts and transactions are eliminated upon consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, such unaudited condensed consolidated financial statements do not include all information and footnote disclosures required in annual financial statements.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements of GraphOn Corporation (the “Company”) contained in its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 31, 2010 (“2009 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2010 or any future period.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives, valuation, and amortization of intangible assets (including capitalized software); depreciation of long-lived assets; and accruals for liabilities. While the Company believes that such estimates are fair, actual results could differ materially from those estimates.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, as it relates to the Company’s patent assets, annually. Typically for long-lived assets to be held and used measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or six-month periods ended June 30, 2010 or 2009.

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

Software Development Costs

The Company capitalizes software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with accounting guidance. Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. The Company estimates the useful life of its capitalized software and amortizes its value over its estimated life. If the actual useful life is shorter than the estimated useful life, the Company will amortize the remaining book value over the remaining estimated useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required. During the three and six-month periods ended June 30, 2010, software development costs in the amount of $208,300 were capitalized. Such costs were incurred in the development of a new Windows version of GO-Global, anticipated to be released as version 4.0. Amortization was not recorded against these costs during such periods as the underlying software product was not yet available for sale to customers. No software development costs were capitalized during either the three or six-month period ended June 30, 2009.

3. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, recorded by the Company in its Statement of Operations for the three and six-month periods ended June 30, 2010 and 2009, respectively, by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2010	2009	2010	2009
Costs of revenue	$1,200	$2,000	$2,600	$4,400
Selling and marketing expense	7,000	4,400	15,900	8,800
General and administrative expense	7,300	22,000	17,400	47,300
Research and development expense	500	26,200	10,400	45,700
	$16,000	$54,600	$46,300	$106,200

The Company estimated the fair value of each stock-based award granted during the six-month periods ended June 30, 2010 and 2009 as of the respective dates of grant, using a binomial model with the assumptions set forth in the following table.
	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends

2010	175%	2%	10.0	20%	3.72%	—
2009	180%	4%	7.5	10%	2.24%	—

The Company did not grant any stock-based awards during either of the three-month periods ended June 30, 2010 or 2009.

Stock-based compensation expense has historically included costs associated with shares of common stock purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). The last shares purchased through the ESPP were purchased effective January 31, 2010, the date the ESPP expired. For shares purchased on such date, the Company applied the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years and the risk-free interest rate was 0.19%. For shares purchased during the three and six-month periods ended June 30, 2009, the risk-free interest rate was 0.40%. The time span from the date of grant of ESPP shares to the date of purchase is six months.

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

For stock-based awards granted during the six-month periods ended June 30, 2010 and 2009, exclusive of shares of common stock purchased pursuant to the Company’s ESPP, the weighted average fair value was $0.06 and $0.05, respectively. No stock-based awards were granted during the three-month periods ended June 30, 2010 or 2009.

The following table presents a summary of the status and activity of the Company’s stock option awards for the three and six-month periods ended June 30, 2010.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	For the Three Months Ended June 30, 2010
Outstanding - March 31, 2010	8,013,283	$0.28
Granted	—	—
Exercised	—	—
Forfeited or expired	(60,941)	1.41
Outstanding - June 30, 2010	7,952,342	$0.28	5.61	—

	For the Six Months Ended June 30, 2010
Outstanding - December 31, 2009	7,047,450	$0.32
Granted	1,049,166	0.06
Exercised	(83,333)	0.06
Forfeited or expired	(60,941)	1.41
Outstanding - June 30, 2010	7,952,342	$0.28	5.61	—

Of the options outstanding as of June 30, 2010, 6,320,848 were vested, 1,598,480 were estimated to vest in future periods and 33,014 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally, ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to the Company prior to full vesting at the option’s exercise price.

As of June 30, 2010, there was approximately $48,900 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

4. Revenue

Revenue for the three-month periods ended June 30, 2010 and 2009 was comprised as follows:

			2010 Over (Under) 2009
Revenue	2010	2009	Dollars	Percent
Product Licenses
Windows	$783,100	$510,200	$272,900	53.5%
Unix	428,100	334,300	93,800	28.1%
	1,211,200	844,500	366,700	43.4%
Intellectual property licenses	250,000	1,850,000	(1,600,000)	-86.5%
Service Fees
Windows	340,600	287,300	53,300	18.6%
Unix	279,900	289,200	(9,300)	-3.2%
	620,500	576,500	44,000	7.6%
Other	42,800	—	42,800	na
Total Revenue	$2,124,500	$3,271,000	$(1,146,500)	-35.1%

Revenue for the six-month periods ended June 30, 2010 and 2009 was comprised as follows:
			2010 Over (Under) 2009
Revenue	2010	2009	Dollars	Percent
Product Licenses
Windows	$1,311,400	$946,800	$364,600	38.5%
Unix	796,600	660,500	136,100	20.6%
	2,108,000	1,607,300	500,700	31.2%
Intellectual property licenses	650,000	1,850,000	(1,200,000)	-64.9%
Service Fees
Windows	646,200	571,000	75,200	13.2%
Unix	551,800	576,800	(25,000)	-4.3%
	1,198,000	1,147,800	50,200	4.4%
Other	50,000	75,000	(25,000)	-33.3%
Total Revenue	$4,006,000	$4,680,100	$(674,100)	-14.4%

5. Patents

Patents consisted of the following:
	June 30, 2010	December 31, 2009
Patents	$2,839,000	$2,839,000
Accumulated amortization	(2,563,500)	(2,327,300)
	$275,500	$511,700

Patent amortization, which aggregated $118,100 during each of the three-month periods ended June 30, 2010 and 2009 and $236,200 during each of the six-month periods ended June 30, 2010 and 2009 is a component of general and administrative expenses.

6. Accounts Receivable, Net

Accounts receivable were net of the allowance for doubtful accounts, which totaled $27,900 and $32,000 as of June 30, 2010 and December 31, 2009, respectively.

7. Stockholders’ Equity – Stock Repurchase Program

During the six-month periods ended June 30, 2010 and 2009, the Company did not repurchase any of its common stock under the terms of its Board-approved $1,000,000 stock repurchase program. As of June 30, 2010, approximately $782,600 remained available for future purchases under this program. The Company is not obligated to repurchase any specific number of shares and the program may be suspended or terminated at the Company’s discretion.

During the six-month period ended June 30, 2010, the Company canceled, and thusly made available for reissuance, 550,000 shares of its common stock that had been previously repurchased under the Board-approved stock repurchase program. Such common stock had been previously held as treasury shares.

8. Commitments and Contingencies

The Company is currently involved in various legal proceedings pertaining to its intellectual property. In all such proceedings the Company has retained the services of various outside counsel. All such counsel have been retained under contingency fee arrangements that require the Company to only pay for certain non-contingent costs, such as services for expert consultants and travel, prior to a final verdict or settlement of the respective underlying proceeding. As of August 13, 2010, except as noted below, there have been no material developments in the other legal proceedings described in the Company’s 2009 10-K Report.

GraphOn Corporation v. Classified Ventures, LLC et al

On May 25, 2010, the Company entered into a $250,000 settlement and licensing agreement with eHarmony.com, which ended all legal disputes between the Company and eHarmony.com, and granted to eHarmony.com an irrevocable, perpetual, world-wide, non-exclusive license to all of the Company’s patents and patent applications. As a result of such settlement and licensing agreement, Match.com is the only defendant remaining in this previously disclosed proceeding.

Juniper Networks Inc. v. GraphOn Corporation et al

As previously disclosed, the Company had previously asserted a counterclaim against Juniper in this proceeding, alleging infringement by Juniper of certain of its patents, including U.S. Patent No. 7,249,378. On August 6, 2010, Juniper filed a reexamination request for U.S. Patent No. 7,249,378 with the United States Patent and Trademark Office (the "PTO"). Typically, the PTO responds to such requests within 90 day upon receipt.

MySpace, Inc. and craigslist, Inc.  v. GraphOn Corporation

In response to the Company’s licensing efforts, on February 10, 2010 and March 18, 2010, MySpace, Inc. and craigslist, Inc. filed complaints for declaratory judgment in the United States District Court for the District of Northern California (the “Court”). Such complaints asked the Court to take certain actions with respect to some of the Company’s patents, namely the ’538, ‘940, ‘034 and ‘591 patents.  On May 14, 2010, the Court issued an order consolidating the Myspace, Inc. and craigslist, Inc. cases into a single case. Myspace, Inc. and craigslist are referred to collectively herein as the “Declaratory Plaintiffs.” In their complaints, the Declaratory Plaintiffs ask the Court to declare that they are not infringing these patents, or, alternatively, that each of these patents is invalid. Further, the Declaratory Plaintiffs ask the Court to declare these patents unenforceable. Prior to consolidation of the individual cases, the Company responded to the complaints and added counterclaims of infringement by the Declaratory Plaintiffs of the ‘538, ‘940, ‘034 and ‘591 patents. The Company seeks unspecified damages and injunctive relief. Additionally, the Company added Fox Audience Network, Inc. (parent company to MySpace) as a party to this suit. The Company intends to pursue affirmation of the validity of these patents through all channels of appeal, if necessary.

On May 28, 2010, the Declaratory Plaintiffs filed a motion for summary judgment and inequitable conduct asking the Court to invalidate the Company’s patents asserted in this case and to hold a separate and early trial on the issue of inequitable conduct. A hearing on the summary judgment motion is scheduled for September 3, 2010. On July 15, 2010, the Court heard the Declaratory Plaintiffs’ motion for an early hearing on the issue of inequitable conduct. The Court has set January 18, 2011 for the hearing on inequitable conduct. It is not known when the court will rule on the motion for summary judgment.

9. Supplemental Disclosure of Cash Flow Information

The Company disbursed $2,200 for the payment of interest expense during each of the six-month periods ended June 30, 2010 and 2009. Such monies were disbursed during each of the three-month periods ended June 30, 2010 and 2009.

The Company disbursed $2,100 and $1,600 for the payment of income taxes during the six-month periods ended June 30, 2010 or 2009, respectively. All of such monies were disbursed during the three-month periods ended June 30, 2010 and 2009, respectively.

During the six-month period ended June 30, 2010, the Company capitalized $2,300 of stock-based compensation expense, for which no cash was disbursed, as a component of capitalized software development costs. The Company did not capitalize any software development costs during the same period of the prior year.

The Company adopted the guidance set forth by the Financial Accounting Standards Board (FASB) related to contracts in an entity's own equity, effective January 1, 2009. Accordingly, the Company recorded a non-cash liability of $4,700, which it classified as a liability attributable to warrants, as part of the cumulative effect of a change in accounting principle upon the adoption of such guidance. Pursuant to this guidance, such liability was charged to opening retained earnings (accumulated deficit).

During the six-month period ended June 30, 2009, the Company recorded as other income a $500 non-cash fair value adjustment to its liability attributable to warrants. No such adjustment was recorded during the six-month period ended June 30, 2010 as all of the Company’s outstanding warrants expired unexercised during such period.

10. Earnings (Loss) Per Share

Earnings or loss per share is calculated by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share (“Diluted EPS”) is calculated by dividing the net income or loss for the period by the total of the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. During all periods presented in the Company’s Condensed Consolidated Statement of Operations, potentially dilutive securities included shares of common stock potentially issuable upon exercise of stock options. Additionally, for the six-month period ended June 30, 2010 and the three and six-month periods ended June 30, 2009, potentially dilutive securities also included shares of common stock that may be issued upon the exercise of warrants. Dilutive EPS exclude the impact of potential shares of common stock related to the Company’s stock options and warrants in periods in which the exercise price of the stock option or warrant is greater than the average market price of the Company’s common stock during such periods.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2010 and 2009:
	Three Months Ended June 30,
	2010	2009
Numerator
Net income	$96,200	$473,100
Denominator
Basic earnings per share - weighted-average shares outstanding	45,976,131	47,142,292
Effect of dilutive stock options	—	531,130
Diluted earnings per share - weighted-average shares outstanding	45,976,131	47,673,422
Basic earnings per share	$0.00	$0.01
Diluted earnings per share	$0.00	$0.01

For the both the three and six-month periods ended June 30, 2010 and 2009, 7,977,346 and 16,776,217 shares of common stock equivalents, respectively, were excluded from the computation of diluted loss per share since their effect would have been antidilutive.

11. Segment Information

FASB has established guidance for reporting information about operating segments that require segmentation based on the Company’s internal organization and reporting of revenue and operating income, based on internal accounting methods. The Company’s financial reporting systems present various data for management to operate the business prepared in methods consistent with such guidance. The Company’s segments were defined in order to allocate resources internally. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or the decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company has determined that it operates its business in two segments: software and intellectual property.

Segment revenue for the three and six-month periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2010	2009	2010	2009
Software	$1,874,500	$1,421,000	$3,356,000	$2,830,100
Intellectual Property	250,000	1,850,000	650,000	1,850,000
Consolidated Revenue	$2,124,500	$3,271,000	$4,006,000	$4,680,100

Segment income (loss) from operations for the three and six-month periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) From Operations	2010	2009	2010	2009
Software	$196,100	$(382,900)	$(232,200)	$(862,000)
Intellectual Property	(97,200)	842,000	(110,600)	560,200
Consolidated Income (Loss) From Operations	$98,900	$459,100	$(342,800)	$(301,800)

The Company does not allocate interest and other income, interest and other expense, or income tax to its segments.

As of June 30, 2010, segment long-lived assets were as follows:
Long-Lived Assets	Cost Basis	Accumulated Depreciation /Amortization	Net, as Reported
Software	$1,517,700	$(1,202,000)	$315,700
Intellectual Property	2,839,000	(2,563,500)	275,500
Unallocated	8,100	—	8,100
	$4,364,800	$(3,765,500)	$599,300

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

12. New Accounting Pronouncements

In July 2010, FASB issued guidance related to disclosures that facilitate financial statements users' evaluations of the nature of credit risk inherent in the entity's portfolio of financing receivables, including trade receivables; analysis and assessments used in arriving at allowances against such risks, including an entity's allowance for doubtful accounts; and the changes and reason for such changes in the allowances against the credit risks. For disclosures required as of the end of a reporting period, the guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. For disclosures related to activity that occurs during a reporting period, the guidance is effective for activity that occurs during a reporting period beginning on or after December 15, 2010. Adoption of this guidance is not anticipated to have a material impact on the Company's results of operations, cash flows, or financial position.

In January 2010, FASB issued guidance related to new disclosures about fair value measurements, as well as clarification on certain existing disclosure requirements. This guidance requires new disclosures on significant transfers in and out of specified categories of assets and liabilities classified as Level 1, Level 2 and Level 3, respectively, as well as Level 3 fair value measurements. Further, this guidance amends prior guidance to clarify existing disclosures in regards to the level of disaggregation of fair value measurement disclosures for each such category of assets and liabilities, as well as providing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The Company has adopted the provisions of this guidance, except for those pertaining to Level 3 categories of fair value measurements, which will be adopted on January 1, 2011, as required. There was no material impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance. Further, the Company expects that adoption of the provisions pertaining to Level 3 fair value measurements on January 1, 2011 will not have a material impact on its results of operations, cash flows, or financial position.

In October 2009, FASB issued guidance that changed the accounting model for revenue arrangements that include both tangible products and software elements. Such guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Adoption of the provisions of this guidance is not anticipated to have a material impact on the Company’s results of operations, cash flows, or financial position.

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
•
other factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 31, 2010, and in other documents we have filed with the SEC.

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

Server-based computing, which is sometimes referred to as thin-client computing, is a model where traditional desktop software applications are relocated to run entirely on a server, or host computer. This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing. Our software architecture provides application developers with the ability to relocate applications traditionally run on the desktop to a server, or host computer, where they can be run over a variety of connections from remote locations to a multiplicity of display devices. With our server-based software, applications can be web-enabled, without any modification to the original application software required, allowing the applications to be run from browsers or portals.  Our server-based technology can web-enable a variety of Windows, Unix, or Linux applications.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance.  We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates, and different estimates, which also would have been reasonable, could have been used, which would have resulted in different financial results. Except for the following, our critical accounting policies are identified in our 2009 10-K Report, and include: revenue recognition, long-lived assets, patents, and stock-based compensation.

Software Development Costs

We capitalize software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with accounting guidance. Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. We estimate the useful life of our capitalized software and amortize its value over its estimated life. If the actual useful life is shorter than the estimated useful life, we will amortize the remaining book value over the remaining estimated useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required. During the three and six-month periods ended June 30, 2010, software development costs in the amount of $208,300 were capitalized. Such costs were incurred in the development of a new Windows version of GO-Global, anticipated to be released as version 4.0. Amortization was not recorded against there costs during such periods as the underlying software product was not yet available for sale to customers. No software development costs were capitalized during either the three or six-month period ended June 30, 2009.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2010 and 2009.

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended June 30, 2010 and 2009 was comprised as follows:
			2010 Over (Under) 2009
Revenue	2010	2009	Dollars	Percent
Product Licenses
Windows	$783,100	$510,200	$272,900	53.5%
Unix	428,100	334,300	93,800	28.1%
	1,211,200	844,500	366,700	43.4%
Intellectual property licenses	250,000	1,850,000	(1,600,000)	-86.5%
Service Fees
Windows	340,600	287,300	53,300	18.6%
Unix	279,900	289,200	(9,300)	-3.2%
	620,500	576,500	44,000	7.6%
Other	42,800	—	42,800	na
Total Revenue	$2,124,500	$3,271,000	$(1,146,500)	-35.1%

Revenue for the six-month periods ended June 30, 2010 and 2009 was comprised as follows:
			2010 Over (Under) 2009
Revenue	2010	2009	Dollars	Percent
Product Licenses
Windows	$1,311,400	$946,800	$364,600	38.5%
Unix	796,600	660,500	136,100	20.6%
	2,108,000	1,607,300	500,700	31.2%
Intellectual property licenses	650,000	1,850,000	(1,200,000)	-64.9%
Service Fees
Windows	646,200	571,000	75,200	13.2%
Unix	551,800	576,800	(25,000)	-4.3%
	1,198,000	1,147,800	50,200	4.4%
Other	50,000	75,000	(25,000)	-33.3%
Total Revenue	$4,006,000	$4,680,100	$(674,100)	-14.4%

Software Revenue

Our software revenue, historically, has been primarily derived from product licensing fees and service fees from maintenance contracts.

During the three and six-month periods ended June 30, 2010, product licenses revenue from both our Windows and Unix product lines increased, as compared with the same periods of the prior year. These increases were primarily due to aggregate increases in the rate at which certain resellers sold their inventories to end users, and the aggregate order levels of our significant end user customers.

Our software revenue varies from period to period, sometimes by a material amount. The majority of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. An increasing number of our resellers (a “stocking reseller”) purchase product licenses that they hold in inventory until they are resold to the ultimate end user. We defer recognition of revenue from these sales (on our Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying licenses to the ultimate end user. Consequently, if any of our signficant stocking resellers materially change the rate at which they resell our products to the ultimate end user our product licenses revenue could be materially impacted. Additionally, assuming all criteria for revenue recognition are met, we recognize revenue from the sale of product licenses directly to end user customers upon shipment. Consequently, if any significant end user customer substantially changes their order level, or fails to order during the reporting period, our product licenses revenue could be materially impacted. We expect these trends to continue throughout 2010.

The overall increase in service fees during the three and six-month periods ended June 30, 2010, as compared with the same periods of the prior year, was primarily the result of the continued growth of the number of Windows maintenance contracts our end-user customers have purchased. Since our end-user customers typically purchase maintenance contracts for their product licenses, subsequently renew them upon expiration, and continue to license an increasing number of our products, revenue recognized from the sale of service contracts increases. The decreases in service fees related to Unix maintenance contracts during the three and six-month periods ended June 30, 2010, as compared with the same periods of the prior year, were primarily the result of one significant customer reducing its purchases of new and renewal service contracts, in conjunction with their reduction of purchases of Unix product licenses. We expect these trends to continue throughout 2010, and that aggregate service fees for 2010 will approximate those for 2009.

The increase in other revenue for the three-month period ended June 30, 2010 was primarily due to recognizing revenue from one private-labeling transaction, whereas no such revenue was recognized during the same period of the prior year. A private-labeling kit is a tool that allows the customer to rebrand our GO-Global product with its name. The decrease in other revenue for the six-month period ended June 30, 2010, as compared with the same period of the prior year, was primarily as a result of recognizing revenue from three private labeling transactions during the six-month period ended June 30, 2009, whereas revenue was recognized from only one such transaction during the same period of the current year. Demand for private labeling can vary from period to period, and we expect this trend to continue throughout the next several reporting periods.

Intellectual Property Revenue

We recognized $250,000 and $1,850,000 of revenue from intellectual property licenses during the three-month periods ended June 30, 2010 and 2009, respectively. We entered into one licensing agreement during the three-month period ended June 30, 2010, which generated revenue for us, whereas we entered into three such licenses during the same period of the prior year. During the six-month periods ended June 30, 2010 and 2009, we recognized $650,000 and $1,850,000 of revenue from intellectual property licenses, respectively. We entered into three licensing agreements during each of these periods.

Our receipt of intellectual property licenses revenue is unpredictable. Due to the high cost of patent litigation, we have determined that we will not be initiating any new infringement litigation, or attempting to seek license revenue with respect to any of our patent families that were not involved in our ongoing litigation as of December 31, 2008.

Costs of Revenue

Software Costs of Revenue

Software costs of revenue are comprised primarily of service costs, which represent the costs of customer service, and product costs. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet. Also included in software costs of revenue are product costs, which are primarily comprised of costs associated with licenses to third party software included in our product offerings.

Under GAAP, research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our balance sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products. No such costs were capitalized during either of the three or six-month periods ended June 30, 2009. During the three and six-month periods ended June 30, 2010, we capitalized $208,300 of such costs. No amortization was recorded against these costs during such periods as the underlying software product was not yet available for sale to customers.

Software cost of revenue was 6% and 4% of total revenue for the three months ended June 30, 2010 and 2009, respectively, and 6% and 6% of total revenue for the six months ended June 30, 2010 and 2009, respectively.

Software cost of revenue for the three-month periods ended June 30, 2010 and 2009 was as follows:
	Three Months Ended June 30,		2010 Over (Under ) 2009
Description	2010	2009	Dollars	Percent
Service costs	$110,600	$126,500	$(15,900)	-13%
Product costs	7,900	5,500	2,400	44%
	$118,500	$132,000	$(13,500)	-10%

Software cost of revenue for the six-month periods ended June 30, 2010 and 2009 was as follows:
	Six Months Ended June 30,		2010 Over (Under ) 2009
Description	2010	2009	Dollars	Percent
Service costs	$207,300	$253,900	$(46,600)	-18%
Product costs	13,400	11,000	2,400	22%
	$220,700	$264,900	$(44,200)	-17%

Service costs decreased during both the three and six-month periods ended June 30, 2010, as compared with the same periods of the prior year. The decreases were reflective of the maturity of our current product offerings. Such products typically require less customer support, as evidenced by a decrease in the aggregate amount of time necessary to provide such support.

Service costs include non-cash stock-based compensation. Such costs aggregated approximately $1,200 and $2,000 for the three-month periods ended June 30, 2010 and 2009, respectively, and $2,600 and $4,400 for the six-month periods ended June 30, 2010 and 2009, respectively.

During 2010 we expect to release a new version of both our Windows and Unix GO-Global products. As is typical with new releases, we expect to experience an increase in our customers’ need for support upon their respective releases. Accordingly, we expect to experience an increase in employee time necessary to provide such support; thus, we expect 2010 costs of revenue to be higher than 2009 levels.

Intellectual Property Cost of Revenue

For the three-month periods ended June 30, 2010 and 2009, we incurred $94,300 and $725,000 of contingent legal fees, respectively, and for the six-month periods ended June 30, 2010 and 2009, we incurred $254,300 and $725,000 of contingent legal fees, respectively. All such fees were incurred in conjunction with the intellectual property licenses entered into during such periods.

Cost of revenue from intellectual property sales are non-predictable and are dependent upon the outcome of our currently pending litigation efforts.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended June 30, 2010 increased by $107,100, or 23%, to $565,300, from $458,200 for the same period of 2009. Selling and marketing expenses were 27% and 14% of revenue for the three-month periods ended June 30, 2010 and 2009, respectively.

Selling and marketing expenses for the six-month period ended June 30, 2010 increased by $127,900, or 14%, to $1,075,100, from $947,200 for the same period of 2009. Selling and marketing expenses were 27% and 20% of revenue for the six-month periods ended June 30, 2010 and 2009, respectively.

Employee costs increased during the three and six-month periods ended June 30, 2010, as compared with the same periods of the prior year, primarily due to our hiring of a Vice-President of Product Marketing to help us identify and enter strategic markets with our products.

During the three-month period ended June 30, 2010, travel expense was higher, as compared with the prior year, as a result of increases in visits made to customers and prospects.

Included in employee costs were non-cash stock-based compensation costs aggregating approximately $7,000 and $4,400, respectively, for the three-month periods ended June 30, 2010 and 2009, respectively, and $15,900 and $8,800 for the six-month periods ended June 30, 2010 and 2009, respectively.

We currently expect our full-year 2010 sales and marketing expense to be somewhat higher than 2009 levels, primarily due to having an additional employee.

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

General and administrative expenses decreased by $40,200 or 5%, to $732,600, for the three-month period ended June 30, 2010, from $772,800 for the same period of 2009. General and administrative expenses were approximately 34% and 24% of revenue for the three-month periods ended June 30, 2010 and 2009, respectively.

General and administrative expenses were $1,525,400 and $1,532,800 for the six-month periods ended June 30, 2010 and 2009, respectively.

The main factors that contributed to the decrease in general and administrative expense for the three-month period ended June 30, 2010, as compared with the same period of 2009, were aggregate decreases in costs associated with our on-going intellectual property litigation efforts, particularly our lawsuit against Juniper. Due to certain actions taken by the court, we do not expect to see much activity in the Juniper lawsuit until 2011.

Costs associated with other individual components of general and administrative expense, notably; depreciation and amortization, insurance, rent, costs associated with being a public entity and bad debts expense did not change significantly during either the three or six-month periods ended June 30, 2010, as compared with the same periods of the prior year.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $7,300 and $22,000, respectively, for the three-month periods ended June 30, 2010 and 2009, respectively, and $17,400 and $47,300 for the six-month periods ended June 30, 2010 and 2009, respectively.

We expect that general and administrative expense will be lower during 2010, as compared with 2009. We expect that costs associated with our Sarbanes-Oxley implementation and intellectual property litigation will all be lower during the remainder of 2010, as compared with similar periods of the prior year.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, all costs of our Israeli subsidiary, GraphOn Research Labs Limited, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

As noted in our discussion of Software Costs of Revenue, during the three and six-month periods ended June 30, 2010, we capitalized $208,300 of research and development costs associated with new product development. Had these costs not met the criteria for capitalization, as established under GAAP, they would have been expensed during such periods. The decreases in research and development expenses for the both three and six-month periods ended June 30, 2010, as compared with the same periods of the prior year were primarily due to our capitalization of these amounts.

Research and development expenses decreased by $209,000, or 29%, to $514,900, for the three-month period ended June 30, 2010, from $723,900 for the same period of 2009. Research and development expenses were approximately 24% and 22% of revenue for the three-month periods ended June 30, 2010 and 2009, respectively.

Research and development expenses decreased by $238,700, or 16%, to $1,273,300, for the six-month period ended June 30, 2010, from $1,512,000 for the same period of 2009. Research and development expenses were approximately 32% of revenue during each of these periods.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $500 and $26,200, respectively, for the three-month periods ended June 30, 2010 and 2009, respectively, and $10,400 and $45,700, respectively, for the six-month periods ended June 30, 2010 and June 30, 2009. The main reason for the decreases in these amounts was that some of these costs were capitalized as they were associated with new product development, as discussed above.

During 2010 we expect to release a new version of both our Windows and Unix GO-Global products and to further capitalize certain costs associated with the development of these products that otherwise would have been charged to expense when incurred. Additionally, costs associated with certain outside consulting engineers, some of which have been capitalized as of June 30, 2010, are expected to be lower for the remainder of 2010 as the underlying projects have been completed. We expect to experience lower employee costs during the remainder of 2010 as two engineers were terminated during the three-month period ended June 30, 2010. As a result of these items, we expect the overall cost of 2010 research and development expenses to be lower than the prior year.

Segment Operating Income (Loss)

Segment income (loss) from operations for the three and six-month periods ended June 30, 2010 and 2009 was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) From Operations	2010	2009	2010	2009
Software	$196,100	$(382,900)	$(232,200)	$(862,000)
Intellectual Property	(97,200)	842,000	(110,600)	560,200
Consolidated Income (Loss) From Operations	$98,900	$459,100	$(342,800)	$(301,800)

The operating income we generated from our software segment for the three-month period ended June 30, 2010, as compared with the operating loss incurred in the same period of the prior year, was primarily due to increased product revenue and the decreased research and development expenses that resulted from capitalizing certain expenses associated with new product development.

The decrease in the operating loss we incurred from our software segment for the six-month period ended June 30, 2010, as compared with the same period of the prior year, was primarily due to increased product revenue and the decreased research and development expenses that resulted from capitalizing certain expenses associated with new product development.

The operating losses we experienced from our intellectual property segment for the three and six-month periods ended June 30, 2010, as compared with the operating incomes generated in the same periods of the prior year, was primarily due to our inability to generate similar levels of revenue from the intellectual property licenses that we entered into during the three and six-month periods ended June 30, 2010, as compared with the similar periods of the prior year.

Other Income (Expense), net

During the three and six-month periods ended June 30, 2009, other income (expense), net, included $14,200 and $500, respectively, of income related to a fair value adjustment recorded against a liability we had recorded related to warrants we had previously issued in 2004 and 2005. During the six month period ended June 30, 2010 all such warrants expired unexercised, thus no fair value adjustment related to the warrants were recorded during either the three or six-month period ended June 30, 2010.

Also included in other income (expense), net, during the three and six-month periods ended June 30, 2010 and 2009, was interest income earned on excess cash balances. During the six-month period ended June 30, 2010 a $3,400 state tax refund was also included in other income (expense), net.

Net Income (Loss)

As a result of the foregoing items, we reported $96,200 and $473,100 of net income for the three-month periods ended June 30, 2010 and 2009, respectively, and net losses of $343,400 and $295,500 for the six-month periods ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

We are aggressively looking at ways to improve our revenue stream, including through the development of new products and further acquisitions. We continue to review business combination opportunities as they present themselves to us and at such time as such a transaction might make financial sense and add value for our shareholders, we will pursue that opportunity. As noted in our discussions above related to general and administrative and research and development costs, we are expecting to decrease such costs in 2010, as compared with 2009. We believe that maintaining our current revenue streams, coupled with these planned cost reductions and our cash on hand as of June 30, 2010, will be sufficient to support our operational plans for the next twelve months.

During the six-month periods ended June 30, 2010 and 2009, our reported net losses of $343,400 and $295,500, respectively, included two significant non-cash items: depreciation and amortization of $280,000 and $280,500, respectively, which were primarily related to amortization of our patents; and stock-based compensation expense of $46,300 and $106,200, respectively.

During the six-month periods ended June 30, 2010 and 2009, we spent approximately $223,400 and $5,600, respectively, in investing activities. Approximately $206,000 of such $223,400 was cash expenditures related to research and development costs capitalized in conjunction with software product development. No such expenditures were made during the same period of 2009 as we did not capitalize any software development costs during such period. Our financing activities for the six-month periods ended June 30, 2010 and 2009 were comprised of proceeds from the sale of stock to our employees under the terms of our employee stock purchase plan and from the exercise of employee stock options.

Cash

As of June 30, 2010, our cash balance was $2,085,000, as compared with $2,852,900 as of December 31, 2009, a decrease of $767,900, or 27%. The majority of this decrease was due to the consumption of approximately $549,900 of cash by our operations during this time period, as well as the $206,000 of cash expenditures we capitalized as part of new product development during the three months ended June 30, 2010.

Accounts Receivable, net

At June 30, 2010 and December 31, 2009, we had $817,700 and $839,600, respectively, in accounts receivable, net of the allowance for doubtful accounts, which totaled $27,900 and $32,000, respectively. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of June 30, 2010, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During the each of the three and six-month periods ended June 30, 2010 and 2009, no repurchases were made. As of June 30, 2010, $782,600 remains available for stock purchases under this program.

During the three and six-month periods ended June 30, 2010, we canceled, and thusly made available for reissuance, 0 and 550,000 shares of our common stock that had previously been repurchased under the Board approved stock repurchase program. Such common stock had been previously held as treasury shares. No such shares were cancelled during either the three or six-month period ended June 30, 2009.

Working Capital

As of June 30, 2010, we had current assets of $3,016,700 and current liabilities of $2,426,900, which netted to working capital of $589,800. Included in current liabilities was the current portion of deferred revenue of $1,768,400.

Segment Long-Lived Assets

As of June 30, 2010 and December 31, 2009, long-lived assets by segment were as follows:
	June 30, 2010	December 31, 2009
Software Segment	$1,517,700	$1,285,300
Accumulated depreciation/amortization	(1,202,000)	(1,158,200)
	315,700	127,100

Intellectual Property Segment	2,839,000	2,839,000
Accumulated depreciation/amortization	(2,563,500)	(2,327,300)
	275,500	511,700

Unallocated	8,100	14,800

Total Long-Lived, net	$599,300	$653,300

New Accounting Pronouncements

In July 2010, FASB issued guidance related to disclosures that facilitate financial statements users' evaluations of the nature of credit risk inherent in the entity's portfolio of financing receivables, including trade receivables; analysis and assessments used in arriving at allowances against such risks, including an entity's allowance for doubtful accounts; and the changes and reason for such changes in the allowances against the credit risks. For disclosures required as of the end of a reporting period, the guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. For disclosures related to activity that occurs during a reporting period, the guidance is effective for activity that occurs during a reporting period beginning on or after December 15, 2010. Adoption of this guidance is not anticipated to have a material impact on our results of operations, cash flows, or financial position.

In January 2010, FASB issued guidance related to new disclosures about fair value measurements, as well as clarification on certain existing disclosure requirements. This guidance requires new disclosures on significant transfers in and out of specified categories of assets and liabilities classified as Level 1, Level 2 and Level 3, respectively, as well as Level 3 fair value measurements. Further, this guidance amends prior guidance to clarify existing disclosures in regards to the level of disaggregation of fair value measurement disclosures for each such category of assets and liabilities, as well as providing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. We have adopted the provisions of this guidance, except for those pertaining to Level 3 categories of fair value measurements, which will be adopted on January 1, 2011, as required. There was no material impact on our results of operations, cash flows, or financial position resulting from the adoption of this guidance. Further, we expect that adoption of the provisions pertaining to Level 3 fair value measurements on January 1, 2011 will not have a material impact on our results of operations, cash flows, or financial position.

In October 2009, FASB issued guidance that changed the accounting model for revenue arrangements that include both tangible products and software elements. Such guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Adoption of this guidance is not anticipated to have a material impact on our results of operations, cash flows, or financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. No shares were repurchased under the stock repurchase program during the three-month period ended June 30, 2010.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Reserved

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 32.1 – Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation
(Registrant)

Date:	August 13, 2010		Date:	August 13, 2010
By:	/s/ Robert Dilworth		By:	William Swain
	Robert Dilworth			William Swain

	Chief Executive Officer and			Chief Financial Officer
	Chairman of the Board			(Principal Financial Officer and
	(Principal Executive Officer)			Principal Accounting Officer)