Form 10-Q
period 2010-09-30
GRAPHON CORP/DE
filed 2010-11-12
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended September 30, 2010

Commission File Number: 0-21683

GraphOn Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3899021
(State of incorporation)	(IRS Employer
Identification No.)

5400 Soquel Avenue, Suite A2
Santa Cruz, CA 95062
(Address of principal executive offices)

Registrant’s telephone number: (800) 472-7466

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

As of November 12, 2010, there were issued and outstanding 45,981,625 shares of the registrant’s common stock, par value $0.0001.

GraphOn Corporation

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	September 30, 2010	December 31, 2009
Current Assets:
Cash	$2,125,700	$2,852,900
Accounts receivable, net	724,600	839,600
Prepaid expenses	76,200	64,500
Total Current Assets	2,926,500	3,757,000

Patents, net	157,400	511,700
Property and equipment, net	88,800	127,100
Capitalized software, net	260,900	—
Other assets	8,100	14,800
Total Assets	$3,441,700	$4,410,600

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$704,200	$986,200
Deferred revenue	1,839,400	1,862,600
Total Current Liabilities	2,543,600	2,848,800

Deferred revenue	717,300	836,200
Total Liabilities	3,260,900	3,685,000

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.0001 par value, 195,000,000 shares authorized, 45,981,625 shares issued and outstanding at September 30, 2010, and 46,834,292 shares issued and 46,284,292 shares outstanding at December 31, 2009	4,600	4,600
Additional paid-in capital	58,889,000	58,861,500
Accumulated deficit	(58,712,800)	(58,092,400)
Common stock held in treasury, at cost, 0 and 550,000 shares, respectively	—	(48,100)
Total Stockholders' Equity	180,800	725,600
Total Liabilities and Stockholders' Equity	$3,441,700	$4,410,600

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,771,900	$1,930,900	$5,777,900	$6,611,000
Costs of revenue	224,400	277,800	699,400	1,267,700
Gross profit	1,547,500	1,653,100	5,078,500	5,343,300

Operating expenses:
Selling and marketing	528,900	448,900	1,604,000	1,396,100
General and administrative	762,200	1,071,900	2,287,600	2,604,700
Research and development	533,800	585,300	1,807,100	2,097,300
Total operating expenses	1,824,900	2,106,100	5,698,700	6,098,100

Loss from operations	(277,400)	(453,000)	(620,200)	(754,800)

Other income, net	1,100	8,200	2,400	16,000
Loss before provision for income tax	(276,300)	(444,800)	(617,800)	(738,800)
Provision for income tax	700	100	2,600	1,600
Net loss	$(277,000)	$(444,900)	$(620,400)	$(740,400)

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Average weighted common shares outstanding – basic and diluted	45,981,625	47,184,575	45,971,017	47,160,570

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(620,400)	$(740,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	434,800	419,500
Stock-based compensation expense	66,400	139,300
Gain on derivative instruments – warrants	—	4,700
Changes to allowance for doubtful accounts	(4,100)	—
Revenue deferred to future periods	2,601,000	2,381,900
Recognition of deferred revenue	(2,743,100)	(2,387,100)
Changes in operating assets and liabilities:
Accounts receivable	119,100	278,300
Prepaid expenses	(11,700)	(24,200)
Accounts payable and accrued expenses	(282,000)	128,500
Net Cash Provided By (Used In) Operating Activities	(440,000)	200,500

Cash Flows Provided By (Used In) Investing Activities:
Capital expenditures	(25,300)	(14,200)
Capitalized software development costs	(274,000)	—
Other assets	6,700	—
Net Cash Used In Investing Activities	(292,600)	(14,200)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from sale of common stock - employee stock purchase plan	400	1,700
Proceeds from exercise of stock options	5,000	—
Costs of stock purchased and retired through stock buy-back program	—	(81,500)
Net Cash Provided By (Used In) Financing Activities	5,400	(79,800)

Net Increase (Decrease) in Cash	(727,200)	106,500
Cash - Beginning of Period	2,852,900	3,742,200
Cash - End of Period	$2,125,700	$3,848,700

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of GraphOn Corporation and its subsidiaries (collectively, the “Company”); significant intercompany accounts and transactions are eliminated upon consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, such unaudited condensed consolidated financial statements do not include all information and footnote disclosures required in annual financial statements.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 31, 2010 (“2009 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2010 or any future period.

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

All of the Company’s software and intellectual property licenses are denominated in U.S. dollars.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, as it relates to the Company’s patent assets, annually. Typically, for long-lived assets to be held and used measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or nine-month periods ended September 30, 2010 or 2009.

Patents

The Company’s patents are being amortized over their estimated remaining economic lives, currently estimated to be until approximately January 2011. Costs associated with filing, documenting or writing method patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to costs of revenue. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense as incurred.

Software Development Costs

The Company capitalizes software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with GAAP. Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. The Company estimates the useful life of its capitalized software and amortizes its value over its estimated life. If the actual useful life is shorter than the estimated useful life, the Company will amortize the remaining book value over the remaining estimated useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

Financial Statement Presentation – Condensed Consolidated Statement of Cash Flows

Certain amounts from the prior year have been reclassified to conform to the current year’s presentation.

3. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, recorded by the Company in its Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2010 and 2009, respectively, by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2010	2009	2010	2009
Costs of revenue	$2,100	$1,300	$4,700	$5,700
Selling and marketing expense	5,600	3,200	21,500	12,000
General and administrative expense	4,500	17,100	21,900	64,400
Research and development expense	7,900	11,500	18,300	57,200
	$20,100	$33,100	$66,400	$139,300

The Company estimated the fair value of each stock-based award granted during the nine-month periods ended September 30, 2010 and 2009 as of the respective dates of grant, using a binomial model with the assumptions set forth in the following table:
	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2010	175%	2%	10.0	20%	3.72%	—
2009	180% - 185%	4%	7.5	10%	2.24% - 3.12%	—

The Company estimated the fair value of each stock-based award granted during the three-month period ended September 30, 2009 as of the respective dates of grant, using a binomial model with the assumptions set forth in the following table:
	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2009	185%	4%	7.5	10%	3.12%	—

The Company did not grant any stock-based awards during the three-month period ended September 30, 2010.

Stock-based compensation expense has historically included costs associated with shares of common stock purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). The last shares purchased through the ESPP were purchased effective January 31, 2010, the date the ESPP expired. For shares purchased on such date, the Company applied the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years and the risk-free interest rate was 0.19%. For shares purchased during the three and nine-month periods ended September 30, 2009, the risk-free interest rate ranged between 0.25% and 0.40%. The time span from the date of grant of ESPP shares to the date of purchase is six months.

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

For stock-based awards granted during the nine-month periods ended September 30, 2010 and 2009, exclusive of shares of common stock purchased pursuant to the Company’s ESPP, the weighted average fair value was $0.06 and $0.05, respectively. For stock-based awards granted during the three-month period ended September 30, 2009, exclusive of shares of common stock purchased pursuant to the Company’s ESPP, the weighted average fair value was $0.08. No stock-based awards were granted during the three-month period ended September 30, 2010.

The following table presents a summary of the status and activity of the Company’s stock option awards for the three and nine-month periods ended September 30, 2010.
For the Three Months Ended September 30, 2010	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – June 30, 2010	7,952,342	$0.28
Granted	—	—
Exercised	—	—
Forfeited or expired	(6,059)	0.08
Outstanding - September 30, 2010	7,946,283	$0.28	5.36	$ 85,400

For the Nine Months Ended September 30, 2009
Outstanding - December 31, 2009	7,047,450	$0.32
Granted	1,049,166	0.06
Exercised	(83,333)	0.06
Forfeited or expired	(67,000)	1.29
Outstanding – September 30, 2010	7,946,283	$0.28	5.36	$ 85,400

Of the options outstanding as of September 30, 2010, 6,560,420 were vested, 1,360,234 were estimated to vest in future periods and 25,629 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally, ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to the Company prior to full vesting at the option’s exercise price.

As of September 30, 2010, there was approximately $36,300 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately one year.

4. Revenue

Revenue for the three-month periods ended September 30, 2010 and 2009 was comprised as follows:
	Three Months Ended Sept. 30,		2010 Over (Under) 2009
Revenue	2010	2009	Dollars	Percent
Product Licenses:
Windows	$621,100	$599,200	$21,900	3.7%
Unix	321,200	250,700	70,500	28.1%
	942,300	849,900	92,400	10.9%
Intellectual property licenses	225,000	450,000	(225,000)	-50.0%
Service Fees:
Windows	341,000	296,400	44,600	15.0%
Unix	258,600	282,500	(23,900)	-8.5%
	599,600	578,900	20,700	3.6%
Other	5,000	52,100	(47,100)	-90.4%
Total Revenue	$1,771,900	$1,930,900	$(159,000)	-8.2%

Revenue for the nine-month periods ended September 30, 2010 and 2009 was comprised as follows:

	Nine Months Ended Sept. 30,		2010 Over (Under) 2009
Revenue	2010	2009	Dollars	Percent
Product Licenses:
Windows	$1,932,500	$1,546,000	$386,500	25.0%
Unix	1,117,800	911,200	206,600	22.7%
	3,050,300	2,457,200	593,100	24.1%
Intellectual property licenses	875,000	2,300,000	(1,425,000)	-62.0%
Service Fees:
Windows	987,200	867,400	119,800	13.8%
Unix	810,400	859,300	(48,900)	-5.7%
	1,797,600	1,726,700	70,900	4.1%
Other	55,000	127,100	(72,100)	-56.7%
Total Revenue	$5,777,900	$6,611,000	$(833,100)	-12.6%

5.  Capitalized Software

Capitalized software consisted of the following:

	September 30, 2010	December 31, 2009
Software development costs	$277,800	$—
Accumulated amortization	(16,900)	—
	$260,900	$—

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $16,900 during each of the three and nine-month periods ended September 30, 2010.  All such costs capitalized and amortized during 2010 related to GO-Global for Windows 4.0, which was introduced during the three-month period ended September 30, 2010. During 2009, the Company did not report any capitalized software development costs, nor any amortization of such costs.

6. Patents

Patents consisted of the following:

	September 30, 2010	December 31, 2009
Patents	$2,839,000	$2,839,000
Accumulated amortization	(2,681,600)	(2,327,300)
	$157,400	$511,700

Patent amortization, which aggregated $118,100 during each of the three-month periods ended September 30, 2010 and 2009 and $354,300 during each of the nine-month periods ended September 30, 2010 and 2009 is a component of general and administrative expenses.

7. Accounts Receivable, Net

Accounts receivable were net of the allowance for doubtful accounts, which totaled $27,900 and $32,000 as of September 30, 2010 and December 31, 2009, respectively.

8. Stockholders’ Equity – Stock Repurchase Program

During the three and nine-month periods ended September 30, 2010, the Company did not repurchase any of its common stock under the terms of its Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of September 30, 2010, approximately $782,600 remained available for future purchases under this program. The Company is not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at the Company’s discretion.

During the three and nine-month periods ended September 30, 2009, the Company repurchased 580,000 shares of its common stock under its stock repurchase program at a weighted average price of approximately $0.14, for an aggregate cost of $81,500. The Company did not repurchase any shares during either the three or nine-month periods ended September 30, 2010.

During the nine-month periods ended September 30, 2010 and 2009, the Company canceled 550,000 and 580,000 shares of its common stock, respectively, that had been previously repurchased under its stock repurchase program. During the three-month period ended September 30, 2009, the Company canceled 580,000 shares of its common stock previously repurchased under its stock repurchase program. No such repurchased shares were canceled during the three-month period ended September 30, 2010 as all such previously repurchased shares had been cancelled. All such common stock had been previously held as treasury shares prior to its cancellation.

9. Commitments and Contingencies

The Company is currently involved in various legal proceedings pertaining to its intellectual property. In all such proceedings the Company has retained the services of various outside counsel. All such counsel have been retained under contingency fee arrangements that require the Company to only pay for certain non-contingent costs, such as services for expert consultants and travel, prior to a final verdict or settlement of the respective underlying proceeding. As of November 12, 2010, except as noted below, there have been no material developments in the other legal proceedings described in the Company’s 2009 10-K Report.

GraphOn Corporation v. Classified Ventures, LLC, et al

On August 12, 2010, the Company entered into a settlement and licensing agreement with the final defendant remaining in this previously disclosed proceeding, Match.com, which ended all legal disputes between the Company and Match.com, and granted to Match.com an irrevocable, perpetual, world-wide, non-exclusive license to all of the Company’s patents and patent applications.

Juniper Networks, Inc. v. GraphOn Corporation et al

As previously disclosed, the Company had asserted a counterclaim against Juniper in this proceeding, alleging infringement by Juniper of certain of its patents, including U.S. Patent Nos. 7,249,378, 7,269,847 and 7,424,737. On August 6, 2010, Juniper filed a reexamination request for U.S. Patent No. 7,249,378 with the United States Patent and Trademark Office (the “PTO”). The reexamination request was granted by the PTO on September 30, 2010. Additionally, reexamination requests were filed for U.S. Patent Nos. 7,269,847 and 7,424,737 on August 30, 2010 and October 4, 2010, respectively. The PTO has yet to act on either request. Typically, the PTO responds to such requests within 90 days upon receipt.

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

On May 28, 2010, the Declaratory Plaintiffs filed a motion for summary judgment and inequitable conduct asking the Court to invalidate the Company’s patents asserted in this case and to hold a separate and early trial on the issue of inequitable conduct. A hearing on the summary judgment motion was held on September 3, 2010. The Court has yet to rule on this hearing. On July 15, 2010, the Court heard the Declaratory Plaintiffs’ motion for an early hearing on the issue of inequitable conduct. The Court has set March 14, 2011 for the hearing on inequitable conduct. It is not known when the court will rule on the motion for summary judgment.

10. Supplemental Disclosure of Cash Flow Information

The Company disbursed $2,200 for the payment of interest expense during each of the nine-month periods ended September 30, 2010 and 2009.

The Company disbursed $3,100 and $4,100 for the payment of income taxes during the nine-month periods ended September 30, 2010 and 2009, respectively. All such disbursements were for the payment of foreign income taxes related to the operation of the Company’s Israeli subsidiary, GraphOn Research Labs Ltd.

During the nine-month period ended September 30, 2010, the Company capitalized $1,500 and $3,800 of stock-based compensation expense, for which no cash was disbursed, as a component of capitalized software development costs. The Company did not capitalize any software development costs during the same period of the prior year.

The Company adopted the guidance set forth by the Financial Accounting Standards Board (FASB) related to contracts in an entity’s own equity, effective January 1, 2009. Accordingly, the Company recorded a non-cash liability of $4,700, which it classified as a liability attributable to warrants, as part of the cumulative effect of a change in accounting principle upon the adoption of such guidance. Pursuant to this guidance, such liability was charged to opening retained earnings (accumulated deficit).

During the nine-month period ended September 30, 2009, the Company recorded as other income $4,700 of non-cash fair value adjustments, respectively, to its liability attributable to warrants. No such adjustment was recorded during the similar period of the current year as all of the Company’s outstanding warrants expired unexercised in February 2010.

11. Earnings (Loss) Per Share

Earnings or loss per share is calculated by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share (“Diluted EPS”) is calculated by dividing the net income or loss for the period by the total of the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. During all periods presented in the Company’s Condensed Consolidated Statements of Operations, potentially dilutive securities included shares of common stock potentially issuable upon exercise of stock options. Additionally, for the nine-month period ended September 30, 2010 and the three and nine-month periods ended September 30, 2009, potentially dilutive securities also included shares of common stock that may be issued upon the exercise of warrants. There were no outstanding warrants during the three-month period ended September 30, 2010. Dilutive EPS excludes the impact of potential shares of common stock related to the Company’s stock options and warrants in periods in which the exercise price of the stock option or warrant is greater than the average market price of the Company’s common stock during such periods.

For the three and nine-month periods ended September 30, 2010, 5,992,226 and 6,199,417 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive. For the three and nine-month periods ended September 30, 2009, 16,651,940 and 16,726,940 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

12. Segment Information

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

Segment revenue for the three and nine-month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2010	2009	2010	2009
Software	$1,546,900	$1,480,900	$4,902,900	$4,311,000
Intellectual Property	225,000	450,000	875,000	2,300,000
Consolidated Revenue	$1,771,900	$1,930,900	$5,777,900	$6,611,000

The Company does not analyze revenue based on the geographical location of its customers as to do so would be impractical.

Segment income (loss) from operations for the three and nine-month periods ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) From Operations	2010	2009	2010	2009
Software	$(120,500)	$(202,900)	$(352,700)	$(1,064,900)
Intellectual Property	(156,900)	(250,100)	(267,500)	310,100
Consolidated Loss From Operations	$(277,400)	$(453,000)	$(620,200)	$(754,800)

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

As of September 30, 2010, segment long-lived assets were as follows:

Long-Lived Assets	Cost Basis	Accumulated Depreciation /Amortization	Net, as Reported
Software	$1,588,400	$(1,238,700)	$349,700
Intellectual Property	2,839,000	(2,681,600)	157,400
Unallocated	8,100	—	8,100
	$4,435,500	$(3,920,300)	$515,200

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

13. New Accounting Pronouncements

In July 2010, FASB issued guidance related to disclosures that facilitate financial statements users’ evaluations of the nature of credit risk inherent in the entity’s portfolio of financing receivables, including trade receivables; analysis and assessments used in arriving at allowances against such risks, including an entity’s allowance for doubtful accounts; and the changes and reasons for such changes in the allowances against the credit risks. For disclosures required as of the end of a reporting period, the guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. For disclosures related to activity that occurs during a reporting period, the guidance is effective for activity that occurs during a reporting period beginning on or after December 15, 2010. Adoption of this guidance is not anticipated to have a material impact on the Company’s results of operations, cash flows, or financial position.

In January 2010, FASB issued guidance related to new disclosures about fair value measurements, as well as clarification on certain existing disclosure requirements. This guidance requires new disclosures on significant transfers in and out of specified categories of assets and liabilities classified as Level 1, Level 2 and Level 3, respectively, as well as Level 3 fair value measurements. Further, this guidance amends prior guidance to clarify existing disclosures in regards to the level of disaggregation of fair value measurement disclosures for each such category of assets and liabilities, as well as providing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The Company has adopted the provisions of this guidance, except for those pertaining to Level 3 fair value measurements, which it will adopt on January 1, 2011, as required. There was no material impact on the Company’s results of operations, cash flows, or financial position resulting from the adoption of this guidance. Further, the Company expects that adoption of the provisions pertaining to Level 3 fair value measurements on January 1, 2011 will not have a material impact on its results of operations, cash flows, or financial position.

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

Software Development Costs

We capitalize software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with accounting guidance. Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. We estimate the useful life of our capitalized software and amortize its value over its estimated life. If the actual useful life is shorter than the estimated useful life, we will amortize the remaining book value over the remaining estimated useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required. Software development costs and amortization of such costs, are discussed further under “Results of Operations for the Three and Nine-Month Periods Ended September 30, 2010 and 2009 — Costs of Revenue — Software Costs of Revenue.”

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2010 and 2009.

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended September 30, 2010 and 2009 was comprised as follows:

			2010 Over (Under) 2009
Revenue	2010	2009	Dollars	Percent
Product Licenses:
Windows	$621,100	$599,200	$21,900	3.7%
Unix	321,200	250,700	70,500	28.1%
	942,300	849,900	92,400	10.9%
Intellectual property licenses	225,000	450,000	(225,000)	-50.0%
Service Fees:
Windows	341,000	296,400	44,600	15.0%
Unix	258,600	282,500	(23,900)	-8.5%
	599,600	578,900	20,700	3.6%
Other	5,000	52,100	(47,100)	-90.4%
Total Revenue	$1,771,900	$1,930,900	$(159,000)	-8.2%

Revenue for the nine-month periods ended September 30, 2010 and 2009 was comprised as follows:

			2010 Over (Under) 2009
Revenue	2010	2009	Dollars	Percent
Product Licenses:
Windows	$1,932,500	$1,546,000	$386,500	25.0%
Unix	1,117,800	911,200	206,600	22.7%
	3,050,300	2,457,200	593,100	24.1%
Intellectual property licenses	875,000	2,300,000	(1,425,000)	-62.0%
Service Fees:
Windows	987,200	867,400	119,800	13.8%
Unix	810,400	859,300	(48,900)	-5.7%
	1,797,600	1,726,700	70,900	4.1%
Other	55,000	127,100	(72,100)	-56.7%
Total Revenue	$5,777,900	$6,611,000	$(833,100)	-12.6%

Software Revenue

Our software revenue, historically, has been primarily derived from product licensing fees and service fees from maintenance contracts.

During the three and nine-month periods ended September 30, 2010, product licenses revenue from both our Windows and Unix product lines increased, as compared with the same periods of the prior year. These increases were primarily due to aggregate increases in the rate at which certain resellers sold their inventories to end users, and the aggregate order levels of our significant end user customers.

Our software revenue varies from period to period, sometimes by a material amount. The majority of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. An increasing number of our resellers (a “stocking reseller”) purchase product licenses that they hold in inventory until they are resold to the ultimate end user. We defer recognition of revenue from these sales (on our Condensed Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying licenses to the ultimate end user. Consequently, if any of our significant stocking resellers materially change the rate at which they resell our products to the ultimate end user, our product licenses revenue could be materially impacted.

We recognize revenue from the sale of product licenses directly to end user customers upon shipment, assuming all other criteria for revenue recognition are met. Consequently, if any significant end user customer substantially changes their order level, or fails to order during the reporting period, our product licenses revenue could be materially impacted. We expect product licensing revenue for the year to be higher for 2010 as compared with 2009.

The overall increase in service fees during the three and nine-month periods ended September 30, 2010, as compared with the same periods of the prior year, was primarily the result of the continued growth of the number of Windows maintenance contracts our end-user customers have purchased. Since our end-user customers who typically purchase maintenance contracts for their product licenses, historically have renewed them upon expiration, to the extent we continue to license an increasing number of our products, we anticipate that revenue recognized from the sale of service contracts will increase in relative proportion to the increase in our sale of new licenses.

The decreases in service fees related to Unix maintenance contracts during the three and nine-month periods ended September 30, 2010, as compared with the same periods of the prior year, were primarily the result of one significant customer reducing its purchases of new and renewal service contracts, in conjunction with its reduction of purchases of Unix product licenses. We expect that service fees for the year for 2010 will approximate those for 2009.

The decrease in other revenue for the three and nine-month periods ended September 30, 2010 was primarily due to the timing of recognizing revenue from private-labeling transactions. A private-labeling kit is a tool that allows the customer to rebrand our GO-Global product with its name. Demand for private labeling kits can vary from period to period; accordingly, revenue from the sale of private labeling kits is not predictable.

Intellectual Property Revenue

The amount of revenue we generate from each intellectual property license we grant can vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee's prior use of our proprietary technology. We recognized $225,000 and $450,000 of revenue from intellectual property licenses during the three-month periods ended September 30, 2010 and 2009, respectively. During the nine-month periods ended September 30, 2010 and 2009, we recognized $875,000 and $2,300,000 of revenue from intellectual property licenses, respectively.

Our receipt of intellectual property licenses revenue is unpredictable. Due to the high cost of patent litigation, we have determined that we will not be initiating any new infringement litigation, or attempting to seek license revenue with respect to any of our patent families that were not involved in our ongoing litigation as of December 31, 2008.

Costs of Revenue

Software Costs of Revenue

Software costs of revenue are comprised primarily of service costs, which represent the costs of customer service, and product costs. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet. Also included in software costs of revenue are product costs, which are primarily comprised of the amortization of capitalized software development costs, and costs associated with licenses to third party software included in our product offerings.

Under accounting principles generally accepted in the United States (GAAP), research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products. No such costs were capitalized during either of the three or nine-month periods ended September 30, 2009. During the three and nine-month periods ended September 30, 2010, we capitalized $69,500 and $277,800 for software development costs incurred in the development of GO-Global for Windows 4.0. Amortization related to these costs was $16,900 during each of the three and nine-month periods ended September 30, 2010.

Software cost of revenue was 8% and 6% of total revenue for the three months ended September 30, 2010 and 2009, respectively, and 6% and 6% of total revenue for the nine months ended September 30, 2010 and 2009, respectively.

Software cost of revenue for the three-month periods ended September 30, 2010 and 2009 was as follows:

			2010 Over (Under ) 2009
Description	2010	2009	Dollars	Percent
Service costs	$114,100	$101,300	$12,800	13%
Product costs	26,500	5,500	21,000	382%
	$140,600	$106,800	$33,800	32%

Software cost of revenue for the nine-month periods ended September 30, 2010 and 2009 was as follows:

			2010 Over (Under ) 2009
Description	2010	2009	Dollars	Percent
Service costs	$321,400	$355,200	$(33,800)	-10%
Product costs	39,900	16,500	23,400	142%
	$361,300	$371,700	$(10,400)	-3%

Service costs increased during the three-month period ended September 30, 2010, as compared with the same period of the prior year primarily as a result of the release of GO-Global for Windows 4.0. As is typical with new releases, we have experienced an increase in our customers’ need for support with the new product. We expect service costs to remain higher during the remainder of 2010, as compared with the similar period of the prior year.

The decrease in service costs for the nine-month period ended September 30, 2010, as compared with the same period of the prior year was reflective of the maturity of our GO-Global product offerings, prior to the release of version 4.0 of our Windows product. Such mature products typically require less customer support, as evidenced by a decrease in the aggregate amount of time necessary to provide such support.

Service costs include non-cash stock-based compensation. Such costs aggregated approximately $2,100 and $1,300 for the three-month periods ended September 30, 2010 and 2009, respectively, and $4,700 and $5,700 for the nine-month periods ended September 30, 2010 and 2009, respectively.

The increase in product costs for the three and nine-month periods ended September 30, 2010, as compared with the same periods of the prior year, was primarily as a result of recording the commencement of the amortization of GO-Global for Windows 4.0 software development costs that were capitalized.

Based on the items discussed above, we expect 2010 costs of revenue to be higher than 2009 levels.

Intellectual Property Cost of Revenue

For the three-month periods ended September 30, 2010 and 2009, we incurred $83,800 and $171,000 of contingent legal fees, respectively, and for the nine-month periods ended September 30, 2010 and 2009, we incurred $338,100 and $896,000 of contingent legal fees, respectively. All such fees were incurred in conjunction with the intellectual property licenses entered into during such periods.

Cost of revenue from intellectual property sales are not predictable and are dependent upon our efforts to protect our proprietary technology, and the outcome of our currently pending litigation efforts.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services, and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended September 30, 2010 increased by $80,000, or 18%, to $528,900, from $448,900 for the same period of 2009. Selling and marketing expenses were 30% and 23% of revenue for the three-month periods ended September 30, 2010 and 2009, respectively.

Selling and marketing expenses for the nine-month period ended September 30, 2010 increased by $207,900, or 15%, to $1,604,000, from $1,396,100 for the same period of 2009. Selling and marketing expenses were 28% and 21% of revenue for the nine-month periods ended September 30, 2010 and 2009, respectively.

Employee costs increased during the three and nine-month periods ended September 30, 2010, as compared with the same periods of the prior year, primarily due to our hiring of a Vice-President of Product Marketing to help us identify and enter strategic markets with our products, as well as our incurring higher commissions, which resulted from increased sales of our software products.

Included in employee costs were non-cash stock-based compensation costs aggregating approximately $5,600 and $3,200, respectively, for the three-month periods ended September 30, 2010 and 2009, respectively, and $21,500 and $12,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

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

General and administrative expenses decreased by $309,700 or 29%, to $762,200, for the three-month period ended September 30, 2010, from $1,071,900 for the same period of 2009. General and administrative expenses were approximately 43% and 56% of revenue for the three-month periods ended September 30, 2010 and 2009, respectively.

General and administrative expenses decreased by $317,100 or 12%, to $2,287,600, for the nine-month period ended September 30, 2010, from $2,604,700 for the same period of 2009. General and administrative expenses were approximately 40% and 39% of revenue for the nine-month periods ended September 30, 2010 and 2009, respectively.

The main factor that contributed to the decrease in general and administrative expense for the three and nine-month periods ended September 30, 2010, as compared with the same periods of 2009, were aggregate decreases in costs associated with our on-going intellectual property litigation efforts, particularly our lawsuit against Juniper. Due to certain actions taken by the court, we do not expect to see much activity in the Juniper lawsuit until 2012.

Also contributing to the three and nine month decreases in general and administrative expense for 2010, as compared with the same periods of 2009, were decreases in outside consultants engaged to assist our Sarbanes-Oxley compliance implementation. The services such consultants were hired to perform began during 2009 and were completed at various times throughout 2010.

Costs associated with other individual components of general and administrative expense, notably; depreciation and amortization, insurance, rent, costs associated with being a publicly traded entity and bad debts expense did not change significantly during either the three or nine-month periods ended September 30, 2010, as compared with the same periods of the prior year.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $4,500 and $17,100, respectively, for the three-month periods ended September 30, 2010 and 2009, respectively, and $21,900 and $64,400 for the nine-month periods ended September 30, 2010 and 2009, respectively.

Based on the foregoing items, we expect general and administrative expense will be lower for 2010, as compared with 2009.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

As noted in our discussion of Software Costs of Revenue, during the three and nine-month periods ended September 30, 2010, we capitalized $69,500 and $277,800, respectively, of research and development costs associated with the development of GO-Global for Windows 4.0. Had these costs not met the criteria for capitalization, as established under GAAP, they would have been expensed during such periods. The respective decreases in research and development expenses for the both three and nine-month periods ended September 30, 2010, as compared with the same periods of the prior year, were primarily due to our capitalization of these amounts.

Research and development expenses decreased by $51,500, or 9%, to $533,800, for the three-month period ended September 30, 2010, from $585,300 for the same period of 2009. Research and development expenses were approximately 30% of revenue during each of these periods.

Research and development expenses decreased by $290,200, or 14%, to $1,807,100, for the nine-month period ended September 30, 2010, from $2,097,300 for the same period of 2009. Research and development expenses were approximately 31% and 32% of revenue during the nine-month periods ended September 30, 2010 and 2009, respectively.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $7,900 and $11,500, for the three-month periods ended September 30, 2010 and 2009, respectively, and $18,300 and $57,200, for the nine-month periods ended September 30, 2010 and 2009, respectively. The main reason for the decreases in these amounts was that some of these costs were capitalized as they were associated with new product development, as discussed above.

During the three-month period ended September 30, 2010, we released GO-Global for Windows 4.0. We currently expect to release a Windows-based portal product during the first half of 2011 and GO-Global for Unix 4.0 during the second half of 2011.

We expect to experience lower employee costs during the remainder of 2010 as two engineers were terminated prior to the three-month period ended September 30, 2010. Additionally, costs associated with certain outside consulting engineers, some of which have been capitalized as of September 30, 2010, are expected to be lower for the remainder of 2010 as the underlying projects have been completed. As a result of these items, we expect the overall cost of 2010 research and development expenses to be lower than the prior year.

Segment Operating Income (Loss)

Segment income (loss) from operations for the three and nine-month periods ended September 30, 2010 and 2009 was as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) From Operations	2010	2009	2010	2009
Software	$(120,500)	$(202,900)	$(352,700)	$(1,064,900)
Intellectual Property	(156,900)	(250,100)	(267,500)	310,100
Consolidated Loss From Operations	$(277,400)	$(453,000)	$(620,200)	$(754,800)

The decreases in the operating losses we incurred from our software segment for both the three and nine-month periods ended September 30, 2010, as compared with the same periods of the prior year, was primarily due to increased product revenue and decreased research and development expenses, which resulted from capitalizing certain expenses associated with new product development.

The operating losses we experienced from our intellectual property segment for the three-month periods ended September 30, 2010 and 2009, as well as for the nine-month period ended September 30, 2010, were primarily due to our inability to generate sufficient levels of revenue from the intellectual property licenses that we entered into during such periods.

The operating income from our intellectual property segment can vary significantly for any given reporting period based on the amount of revenue being generated by the intellectual property licenses entered into during such period. The amount of revenue generated by intellectual property licenses can also vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology. The income from operations for our intellectual property segment for the nine-months ended September 30, 2009 was a result of higher levels of revenue generated from the intellectual property licenses we granted during such period.

Other Income (Expense), net

During the three and nine-month periods ended September 30, 2009, other income (expense), net, included $4,200 and $4,700, respectively, of income related to a fair value adjustment recorded against a liability we had recorded related to warrants we had previously issued in 2004 and 2005. During the nine-month period ended September 30, 2010 all such warrants expired unexercised, thus no fair value adjustment related to the warrants were recorded during either the three or nine-month periods ended September 30, 2010.

Also included in other income (expense), net, during the three and nine-month periods ended September 30, 2010 and 2009, was interest income earned on excess cash balances. During the nine-month period ended September 30, 2010 a $3,400 state tax refund was also included in other income (expense), net.

Net Income (Loss)

As a result of the foregoing items, we reported net losses of $277,000 and $444,900 for the three-month periods ended September 30, 2010 and 2009, respectively, and net losses of $620,400 and $740,400 for the nine-month periods ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

We are aggressively looking at ways to improve our revenue streams through the sale of new products. In addition, should business combination opportunities present themselves to us, and should such opportunities appear to make financial sense and add value for our shareholders, we will consider those opportunities.

As noted in our discussions regarding general and administrative expenses and research and development expenses, we are expecting to decrease such costs in 2010 as compared with 2009. We believe that as a result of the introduction of GO-Global for Windows 4.0, and the expected introduction of new products slated for 2011, our current revenue streams will increase. During 2011 we expect to continue to prioritize the investment of our resources into the development of a new Windows-based portal product, as well as GO-Global for Unix 4.0. Further, we expect that certain of these investments will ultimately be capitalized as software development costs. Based on our cash on hand as of September 30, 2010, the anticipation of increased revenue streams, and the continued benefit of certain cost reductions enacted during 2010, we believe that we will have sufficient resources to support our operational plans for the next twelve months.

During the nine-month periods ended September 30, 2010 and 2009, our reported net losses of $620,400 and $740,400, respectively, included two significant non-cash items: depreciation and amortization of $434,800 and $419,500, respectively, which were primarily related to amortization of our patents and stock-based compensation expense of $66,400 and $139,300, respectively.

During the nine-month periods ended September 30, 2010 and 2009, we spent approximately $292,600 and $14,200, respectively, in investing activities. Approximately $274,000 of such amounts were cash expenditures related to research and development costs capitalized in conjunction with software product development made during the nine-month period ended September 30, 2010. No such expenditures were made during the same period of 2009 as we did not capitalize any software development costs during such period.

Our financing activities for the nine-month periods ended September 30, 2010 and 2009 were comprised of proceeds from the sale of stock to our employees under the terms of our employee stock purchase plan and from the exercise of employee stock options. Our employee stock purchase plan expired on January 31, 2010. Also during the nine-month period ended September 30, 2009, we incurred $81,500 of costs associated with our Board approved stock buy-back program. No shares were repurchased during the nine-month period ended September 30, 2010.

Cash

As of September 30, 2010, our cash balance was $2,125,700, as compared with $2,852,900 as of December 31, 2009, a decrease of $727,200, or 25%. The majority of this decrease was due to the consumption of approximately $440,000 of cash by our operations during this time period, as well as the $274,000 of cash expenditures we capitalized as part of new product development during the nine months ended September 30, 2010.

Accounts Receivable, net

At September 30, 2010 and December 31, 2009, we had $724,600 and $839,600, respectively, in accounts receivable, net of the allowance for doubtful accounts, which totaled $27,900 and $32,000, respectively. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of September 30, 2010, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During the nine-month period ended September 30, 2010, no repurchases were made. As of September 30, 2010, $782,600 remains available for stock purchases under this program.

During the three-month period ended September 30, 2009, 580,000 shares were repurchased under the program, at a weighted average purchase price of approximately $0.14 per share. These were the only shares repurchased under the program during the nine-month period ended September 30, 2009, as well.

During the three and nine-month periods ended September 30, 2010, we canceled 0 and 550,000 shares of our common stock that had previously been repurchased under our stock repurchase program. Such common stock had been previously held as treasury shares. During the three and nine-month periods ended September 30, 2009, 580,000 and 580,000 shares of our common stock that had been previously repurchased under the program were canceled.

Working Capital

As of September 30, 2010, we had current assets of $2,926,500 and current liabilities of $2,543,600, which netted to working capital of $382,900. Included in current liabilities was the current portion of deferred revenue of $1,839,400.

Segment Long-Lived Assets

As of September 30, 2010 and December 31, 2009, long-lived assets by segment were as follows:

	September 30, 2010	December 31, 2009
Software Segment	$1,588,400	$1,285,300
Accumulated depreciation/amortization	(1,238,700)	(1,158,200)
	349,700	127,100

Intellectual Property Segment	2,839,000	2,839,000
Accumulated depreciation/amortization	(2,681,600)	(2,327,300)
	157,400	511,700

Unallocated	8,100	14,800

Total Long-Lived, net	$515,200	$653,300

New Accounting Pronouncements

In July 2010, FASB issued guidance related to disclosures that facilitate financial statements users’ evaluations of the nature of credit risk inherent in the entity’s portfolio of financing receivables, including trade receivables; analysis and assessments used in arriving at allowances against such risks, including an entity’s allowance for doubtful accounts; and the changes and reasons for such changes in the allowances against the credit risks. For disclosures required as of the end of a reporting period, the guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. For disclosures related to activity that occurs during a reporting period, the guidance is effective for activity that occurs during a reporting period beginning on or after December 15, 2010. Adoption of this guidance is not anticipated to have a material impact on our results of operations, cash flows, or financial position.

In January 2010, FASB issued guidance related to new disclosures about fair value measurements, as well as clarification on certain existing disclosure requirements. This guidance requires new disclosures on significant transfers in and out of specified categories of assets and liabilities classified as Level 1, Level 2 and Level 3, respectively, as well as Level 3 fair value measurements. Further, this guidance amends prior guidance to clarify existing disclosures in regards to the level of disaggregation of fair value measurement disclosures for each such category of assets and liabilities, as well as providing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. We adopted the provisions of this guidance, except for those pertaining to Level 3 fair value measurements, which we will adopt on January 1, 2011, as required. There was no material impact on our results of operations, cash flows, or financial position resulting from the adoption of this guidance. Further, we expect that adoption of the provisions pertaining to Level 3 fair value measurements on January 1, 2011 will not have a material impact on its results of operations, cash flows, or financial position.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4T. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 9 to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 31, 2010.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. No shares were repurchased under the stock repurchase program during the three-month period ended September 30, 2010.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Reserved

ITEM 5. Other Information

On November 11, 2010, we issued a press release announcing our financial results for the three and nine-month periods ended September 30, 2010. A copy of the press release is being furnished as Exhibit 99.1 to this report and incorporated herein by reference.

ITEM 6. Exhibits

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.1 – Section 1350 Certifications
Exhibit 99.1 – Earnings Press Release dated November 11, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation
(Registrant)

Date:	November 12, 2010		Date:	November 12, 2010

By:	/s/ Robert Dilworth		By:	William Swain
	Robert Dilworth			William Swain
	Chief Executive Officer and			Chief Financial Officer
	Chairman of the Board			(Principal Financial Officer and
	(Principal Executive Officer)			Principal Accounting Officer)