Form 10-K
period 2010-12-31
GRAPHON CORP/DE
filed 2011-03-31
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-K
____________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

☐ Large accelerated filer    ☐ Accelerated filer    ☐Non-Accelerated filer     ☑ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the Registrant’s common stock held by non-affiliates was $1,860,800.

As of March 25, 2011, there were outstanding 46,006,625 shares of the Registrant’s common stock.

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

PART I

ITEM 1.               BUSINESS

General

We are developers of application virtualization software and cloud computing software for multiple computer operating systems, including Windows, UNIX and several Linux-based variants.  Our immediate focus is on Web-enabling applications for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access, and developing software-based secure, private cloud environments.  We have also made significant investments in intellectual property. Our operations are conducted and managed in two business segments - “Software” and “Intellectual Property.”

Application virtualization is a broad-based term that describes software technologies that can create or enhance the portability, manageability and/or compatibility of a software application or program.  Cloud computing encompasses the computation, software, data access and storage services that are delivered to an end-user without the end-user’s knowledge of the physical location and/or configuration of the system that delivers such services.  A public cloud refers to a system that is generally externally sited from a particular enterprise and whose resources are accessible over the Internet to anyone willing to purchase such services.  A private cloud refers to a system that is contained entirely within a private network, e.g., within an enterprise, a department within an enterprise or hosted on dedicated rented machines.

Application virtualization software is sometimes referred to, or categorized, as thin-client computing, or server-based computing. It is a software model wherein traditional desktop software applications are relocated to run entirely on a server, or host computer.  This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing.  Our software architecture provides application developers with the ability to relocate their desktop applications to a host computer from where they can be quickly accessed by a wide range of computer and display devices over a variety of connections. Applications can be Web-enabled without the need to modify the original Windows, UNIX or Linux application’s software. Secure private cloud environments can be implemented where the applications and data remain centralized behind a secure firewall and are accessed from remote locations.

We are a Delaware corporation, founded in May 1996.  Our headquarters are located at 5400 Soquel Avenue, Suite A2, Santa Cruz, California, 95062 and our phone number is 1-800-GRAPHON (1-800-472-7466).   We also have offices in Concord, New Hampshire, Irvine, California, and Charlotte, North Carolina. Additionally, we have remote employees located in various states, as well as internationally in England and Israel. Our Internet Website is http://www.graphon.com.  The information on our Website is not part of this annual report.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our Website (click the “Investors” link under the “About GraphOn” tab and then click “View GraphOn SEC filings”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Reducing Computing Costs

PC software, generally, has grown dramatically in size and complexity in recent years.  As a result, the cost of supporting and maintaining PC desktops has increased substantially.  Industry analysts and enterprise users alike have begun to recognize that the total cost of PC ownership, taking into account the recurring cost of technical support, administration, security and end-user down time, has become high, both in absolute terms, and relative to the initial hardware purchase price.

With increasing demands to control corporate computing costs, industry leaders are developing technology to address total cost of ownership issues.  One approach is to move applications into a public cloud. Companies with public cloud software solutions can offer “software as a service” (SaaS) with compelling short-term cost benefits. Another alternative is to offer the software via a “private cloud,” which is hosted on a company’s own or rented servers. With this alternative, the applications and data still reside in the company’s data center. A third alternative is to move to a virtual desktop infrastructure (VDI) that provides access to a complete desktop from a distance, while the desktop resides on a centralized server. All three of these alternatives are examples of remote access to server-based applications. They simplify individual desktops by moving the responsibility of running and maintaining applications to a central server, with the promise of lowering total cost of ownership.

Our software enables remote access to applications, data and files for all of the three alternatives discussed above.

Computing Challenges Facing Enterprises

Operating systems such as Windows, UNIX and Linux are computer-based software programs that manage computer hardware resources and provide common services for efficient execution of various application software. Today’s enterprises contain a diverse collection of end-user devices, each with its own particular operating system, processing power and connection type.  Consequently, it is becoming increasingly difficult to provide universal access to business-critical applications across the enterprise.  As a result, organizations resort to application virtualization software, new hardware, or costly application rewrites in order to provide universal application access.

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

Businesses today are also exploring alternatives to the Windows desktop.  The Linux desktop is a popular choice as it promises lower acquisition costs and avoids “single vendor lock-in.”  Both Linux and UNIX desktops, popular in many engineering organizations, need to access the large number of applications written for the Windows operating environment, such as Microsoft Office.

Another trend is mobile and tablet devices. This area is growing very rapidly, with businesses having to deal with the concept of BYOD (bring you own device), a common issue that Information Technology departments are facing these days.  While mobile and tablet devices come with various operating systems and different hardware requirements, the end-user nevertheless expects access to existing cross-platform applications he or she normally uses, whether they be Windows, UNIX or Linux-based.

The cost and complexity of contemporary enterprise computing has been further complicated by the growth in remote access requirements.  As business activities become physically distributed, computer users have looked to portable computers and mobile devices with remote access capabilities to stay connected in a highly dispersed work environment.  One problem facing remote computing over the Internet, or direct telephone connections, is the slow speed of communication in contrast to the high speed of internal corporate networks.  Applications requiring remote access must be tailored to the limited speed and lower reliability of remote connections, further complicating the already significant challenge of connecting desktop users to business-critical applications.

Our software allows remote access to complex, high-performance Windows, UNIX and Linux applications on local, remote and mobile devices, over high-latency Internet connections or slow dial-up lines.

Our Technology

Our application virtualization software and private cloud software deploy, manage, support and execute applications entirely on a host computer by interfacing efficiently and instantaneously to the user’s desktop or portable device.  Our Windows-based Bridges software enabled us to enter the Windows application market by providing support for Windows applications to enterprise customers and to leverage ISVs as a distribution channel.  Our GO-Global for Windows product increased application compatibility, server scalability and improved application performance over our Bridges software. GO-Global Windows Host 4, our next generation Windows-based software, provides both application virtualization and private cloud computing functionalities.

Our protocol, which enables efficient communication over both fast and slow connections, allows applications to be accessed from remote locations with network-like performance and responsiveness.

We believe that the major benefits of our technology are as follows:

•
Lowers Total Cost of Ownership.  Reducing information technology costs is a primary goal of our software products.  Installing enterprise applications is time-consuming, complex, and expensive, typically requiring administrators to manually install and support diverse desktop configurations and interactions.  Our application virtualization software and private cloud software will simplify application management by enabling deployment, administration and support from a central location (the host).  Installation and updates will be made only on the host, thereby avoiding desktop software and operating system conflicts and minimizing at-the-desk support.

•
Supports Strong Information Security Practices.  The distributed nature of most organizations’ computing environments makes information security difficult.  Business assets, in the form of data, are often dispersed among desktop systems.  Our private cloud approach places the application and data on an organization’s servers, behind its firewalls, thus enabling an organization to centrally manage and protect its applications and data.

•
Web-enables Existing Applications.  The Internet represents a fundamental change in distributed computing.  Organizations now benefit from ubiquitous access to corporate resources by both local and remote users.  However, to fully exploit this opportunity, organizations need to find a way to provide access to existing applications from Internet-enabled devices.  Our technology is specifically targeted at solving this problem.  With GO-Global, an organization can provide access to an application already existing on the host to an Internet-enabled device without the need to rewrite the application.  This reduces application development costs while preserving the original user interface, which is typically difficult to replicate in Web-based versions of the original application.

•
Connects Diverse Computing Platforms.  Today’s computing infrastructures are a mix of computing devices, network connections and operating systems.  Enterprise-wide application deployment is problematic due to this heterogeneity, often requiring costly and complex emulation software or application rewrites.  Our products afford business enterprises and other organizations the means to permit their personnel to access applications from virtually all devices, utilizing their existing computing infrastructure, without rewriting a single line of code or changing or reconfiguring hardware.  This means that enterprises can maximize their investment in existing technology and allow users to work in their preferred environment.

•
Leverages Existing PCs and Deploys New Desktop Hardware.  Our software brings the benefits of application virtualization to users of existing PC hardware, while simultaneously enabling enterprises to take advantage of, and deploy, new, less complex network computers.  This assists organizations in maximizing their current investment in hardware and software while, at the same time, facilitating a manageable and cost-effective transition to newer devices.

•
Efficient Communications Protocol.  Applications typically are designed for network-connected desktops, which can put tremendous strain on congested networks and may yield poor, sometimes unacceptable, performance over remote connections.  For application service providers, bandwidth typically is the top recurring expense when Web-enabling, or renting, access to applications over the Internet.  In the wireless market, bandwidth constraints limit application deployment.  Our communications protocol sends only keystrokes, mouse clicks and display updates over the network, resulting in minimal impact on bandwidth for application deployment, thus lowering costs on a per-user basis.  Within the enterprise, our protocol can extend the reach of business-critical applications to many areas, including branch offices, telecommuters and remote users over the Internet, phone lines or wireless connections.  This concept may be extended further to include vendors and customers for increased flexibility, time-to-market and customer satisfaction.

Our Products

Our primary product offerings can be categorized into product families as follows:

•
GO-Global Host: Host products allow access to applications from remote locations and a variety of connections, including the Internet and dial-up connections.  Such access allows applications to be run via a Web browser, over many types of data connections, regardless of the bandwidth or operating system.  Web-enabling is achieved without modifying the underlying application’s code or requiring costly add-ons.

Host family products include GO-Global Window Host 4 and all currently available versions of our legacy GO-Global products (GO-Global for Windows 3.2 and GO-Global for UNIX 2.2).

•
GO-Global Cloud: Cloud products will offer a centralized management suite that will give users the ability to access and share applications, files and documents on Windows, UNIX and Linux computers via simple hyperlinks. They will give administrators extensive control over user rights and privileges, and allow them to monitor and manage clusters of GO-Global Hosts that support thousands of users. GO-Global Cloud products will give application developers the ability to integrate Windows, UNIX and Linux applications into their Web-based enterprise and workflow applications. GO-Global Cloud products will include GO-Global Host capabilities. We released GO-Global Cloud for Windows in March 2011 and expect to release GO-Global Cloud for UNIX in the second half of 2011.

•	GO-Global Client: We plan to develop Client products for portable and mobile devices. Currently underway, with release expected for the second quarter of 2011, is a Client product for the iPad.

Target Markets

The target market for our products includes small to medium-sized companies, departments within large corporations, governmental and educational institutions, ISVs and VARs. Our software enables these targeted organizations to move their existing applications to the public cloud and provide SaaS or move them to a secure, private cloud environment. By using our software, organizations can give their remote users, partners and customers access to their native applications. Our software is designed to allow these organizations and enterprises to tailor the configuration of the end-user device for a particular purpose, rather than following a “one PC fits all” high-cost ownership model. We believe our opportunities are as follows:

•
ISVs.  By Web-enabling their applications through use of our products, we believe that our ISV customers can accelerate their time to market without the risks and delays associated with rewriting applications or using other third-party software, thereby opening up additional revenue opportunities and securing greater satisfaction and loyalty from their customers.

Our technology integrates with their existing software applications without sacrificing the full-featured look and feel of such applications, thereby providing ISVs with out-of-the-box Web-enabled applications with their own branding for licensed, volume distribution to their enterprise customers.  We further believe that ISVs that effectively address the Web computing needs of customers and the emerging application service provider market will have a competitive advantage in the marketplace.

•
Enterprises Employing a Mix of UNIX, Linux, Macintosh and Windows.  Small to medium-sized companies that utilize a mixed computing environment require cross-platform connectivity software, like GO-Global Host and/or GO-Global Cloud, that will allow users to access applications from different client devices.  We believe that our server-based software products will significantly reduce the cost and complexity of connecting PCs to various applications.

•
Enterprises with Remote Computer Users and/or Extended Markets.  We believe that remote computer users and enterprises with extended markets comprise two of the faster growing market segments in the computing industry.  Extended enterprises permit access to their computing resources by their customers, suppliers, distributors and other partners, thereby affording them manufacturing flexibility, increased speed-to-market, and enhanced customer satisfaction.  For example, extended enterprises may maintain decreased inventory via just-in-time, vendor-managed inventory and related techniques, or they may license their proprietary software application on a “pay-per-use” model, based on actual time usage by the user.  The early adoption of extended enterprise software may be driven in part by an organization’s need to exchange information over a wide variety of computing platforms.  We believe that our server-based software products, along with our low-impact communications protocol, which has been designed to enable highly efficient low-bandwidth connections, are well positioned to provide extended enterprises with the necessary means to exchange information over a wide variety of computing platforms.

•
VARs. The VAR channel presents an additional sales force for our products and services.  In addition to creating broader awareness of our GO-Global products, VARs also provide integration and support services for our current and potential customers.  Our products allow VARs to offer a cost-effective competitive alternative for server-based, or thin-client, computing.  In addition, reselling our GO-Global products creates new revenue streams for our VARs.

Strategic Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets.  We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us.  Our strategic relationships include the following:

•
We are a party to a non-exclusive global purchasing agreement with Alcatel-Lucent, a telecommunications, network systems and services company.  Pursuant to this relationship, which started in July 1999, Alcatel-Lucent has licensed our legacy GO-Global for UNIX software for inclusion with their software products.  Many of Alcatel-Lucent’s customers are using our legacy server-based software to remote access Alcatel-Lucent's Network Management Systems (NMS) applications.  Our most recent agreement with Alcatel-Lucent expires in December 2012.  Either party may renew the agreement for additional periods of twelve months upon written notice to the other party at least 60 days prior to the expiration of the then current term.  Lacking such renewal notice, the agreement will expire at the end of its term.

•
We are a party to a non-exclusive distribution agreement with Ericsson, a global provider of telecommunications equipment and related services to mobile and fixed network operations. Pursuant to this agreement, Ericsson has licensed our legacy GO-Global for UNIX software for inclusion with their ServiceON Optical and ServiceON Access telecommunications network management systems. Our agreement with Ericsson, which was originally entered into in September 2000, automatically renews annually. Either party may terminate the contract upon written notice to the other party at least one month prior to the expiration of the then current term.

•
We are a party to a non-exclusive channel partner agreement with Elosoft Informatica Ltda, a South American distributor of various technology products, including both hardware and software offerings, and related services. Under the terms of this agreement, Elosoft has licensed both our GO-Global Windows Host and legacy GO-Global for UNIX software for deployment to their distribution network with both sub-distributors and end-users. Our agreement with Elosoft, which was originally entered into in February 2005, automatically renews annually. Either party may terminate the agreement upon 60 days written notice to the other party.

•
We are a party to a non-exclusive reseller agreement with Centric Systems Brazil Softwares Ltda, a South American reseller of various technology products and related services. Under the terms of this agreement, Centric has licensed both our GO-Global Windows Host and legacy GO-Global for UNIX software for deployment to their distribution network of end-users. Our agreement with Centric, which was originally entered into in December 2008, automatically renews annually. Either party may terminate the agreement upon 60-days written notice to the other party.

Sales, Marketing and Support

Sales and marketing efforts for our software products are directed at increasing product awareness and demand among ISVs, small to medium-sized enterprises, departments within larger corporations and VARs who have a vertical orientation or are focused on Windows, UNIX and/or Linux environments.  Current marketing activities include Internet marketing, direct response, targeted advertising campaigns, tradeshows, promotional materials, public relations, and maintaining an active Web presence for marketing and sales purposes.

We currently consider Ericsson, Alcatel-Lucent, and Elosoft to be our most significant customers.  Sales to these three customers represented approximately 14.7%, 7.8%, and 5.2% of total software sales during 2010, respectively, and approximately 7.0%, 17.7%, and 5.7% of total software sales during 2009, respectively.

Many of our customers enter into, and periodically renew, maintenance contracts to ensure continued product updates and support.  Currently, we offer maintenance contracts for one, two, three and five-year periods.

Operations

We perform all purchasing, order processing and shipping of products and accounting functions related to our operations.  Although we generally ship products electronically, when a customer requires us to physically ship them a disc, production of the disc, printing of documentation and packaging are also accomplished through in-house means; however, since virtually all of our orders are currently being fulfilled electronically, we do not maintain any prepackaged inventory. Additionally, we have relatively little backlog at any given time; thus, we do not consider backlog a significant indicator of future performance.

Research and Development

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products.  We invested approximately $2,466,700 and $2,768,600 in research and development with respect to our software products in 2010 and 2009, respectively.  During 2010 we also capitalized $277,800 of research and development investments that were incurred during the development of GO-Global Windows Host 4, which we released during July 2010. We did not capitalize any amounts invested in research and development during 2009. We expect to continue to make significant product investments during 2011. We released GO-Global Cloud for Windows during the first quarter of 2011 and expect to release other new products during 2011.

Employees

As of March 25, 2011, we had a full-time equivalent total of 33 employees, including 7 in marketing, sales and support, 18.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 6.5 in administration and finance and 1 in our patent group.  We believe our relationship with our employees is good.  None of our employees is covered by a collective bargaining agreement.

Competition

The software markets in which we participate are highly competitive.  Competitive factors in our market space include price, product quality, functionality, product differentiation and the breadth and variety of product offerings and product features.  We believe that our products offer certain advantages over our competitors, particularly in product performance and market positioning.

We encounter competition from developers of conventional server-based software for the individual PC as well as competition from other companies in the cloud computing software market and the application virtualization software market.  We believe our principal competitors in the cloud computing software market include Citrix Systems, Inc., OpenText Communications, Ltd. and Microsoft Corporation. Citrix is also an established leading vendor of virtualization software, OpenText is an established market leader for remote access to UNIX applications and Microsoft is an established leading vendor of Windows operating systems and services for servers.

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

Through our acquisition of Network Engineering Solutions, Inc. in January 2005, we acquired the rights to 11 patents, which are primarily method patents that describe software and network architectures to accomplish certain tasks, as well as other intellectual property rights. Between 2005 and 2008, we initiated litigation against certain companies that we believed violated one or more of these patents. Due to the high cost of patent litigation, we have determined that we will not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of the patent families we acquired that were not already involved in our on-going litigation as of December 31, 2008. A patent family is comprised of the original parent patent and any continuation, continuation in part, or divisional patent subsequently filed that claims priority therefrom.

As of March 25, 2011, we had 24 issued patents, with respect to the patent families we acquired, that will expire at various times between December 2014 and October 2016. Also as of March 25, 2011, we had 11 applications for patents filed in the Patent and Trademark Office relating to the various aspects of submission, storage, retrieval and security of information stored on computers accessed remotely, typically through computer networks or the Internet. At that date, the applications had been pending for various periods ranging from approximately 12 to 72 months. Of the 11 applications we had on file as of March 25, 2011, all were continuations of previously issued patents, within the patent families we acquired from Network Engineering Solutions. Continuation applications are applications that are identical to an issued patent or another application but have different claims.

As of March 25, 2011, we also have four patent applications pending on GO-Global technology, and expect to file more applications relating to this technology as we implement further updates to our GO-Global product line.

We have not filed applications for patents in any foreign jurisdiction for either the patents we acquired from Network Engineering Solutions, or those based on our GO-Global technology.

As more fully explained under Item 3 “Legal Proceedings” elsewhere in this Annual Report, on July 25, 2009, the Patent and Trademark Office (the "PTO") ordered the reexamination of our U.S. Patent No. 5,826,014 (the “‘014”).  The '014 patent is the sole patent remaining in our lawsuit against Juniper, Inc. and it is the original patent in our firewall/proxy access family of patents.  On September 24, 2009, the PTO issued a final rejection of the ‘014 patent. We appealed this rejection to the PTO's Board of Patents and Interferences. On March 19, 2010, we filed an appeal brief with the PTO. On June 2, 2010 the PTO dismissed our appeal and terminated the reexamination.  On July 21, 2010, we filed a petition to revive the reexamination in which, among other things, we presented new claims to the '014 patent that we believe, if confirmed, will result in a stronger patent in our lawsuit against Juniper. On February 11, 2011, the PTO granted our petition, and accepted our appeal brief.  We expect a response from the PTO within 90 days. If necessary and to the extent that resources allow, we intend to pursue the confirmation of the ‘014 patent through all channels of appeal including the courts, if the final action in the PTO is unfavorable.

If the '014 patent were to be ultimately rejected, such rejection would have no impact on our GO-Global product line as the GO-Global technology is based on other patents.

ITEM 1A.RISK FACTORS

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations. The Risk Factors described below include the considerable risks associated with the current economic environment and the related potential adverse effects on our financial condition and results of operations. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

We have a history of operating losses and expect these losses to continue, at least for the near future.

We have experienced significant operating losses since we began operations.  We incurred operating losses of $835,600 and $1,833,600 for the years ended December 31, 2010 and 2009, respectively. We expect that both our Software and Intellectual Property segments will incur operating losses in 2011; consequently, we expect to report an operating loss on a consolidated basis for 2011. In subsequent reporting periods, if revenues grow more slowly than anticipated, or if aggregate operating expenses exceed expectations, we will continue to be unprofitable.  Even if we become profitable, we may be unable to sustain such profitability.

Weak economic conditions could adversely affect our business, results of operations, financial condition, and cash flows.

The current weak economic conditions, coupled with continued uncertainty as to its duration and severity, could negatively impact our current and prospective customers, resulting in delays or reductions in their technology purchases. As a result, we could experience fewer new orders, fewer renewals, longer sales cycles, the impact of the slower adoption of newer technologies, increased price competition and downward pressure on our pricing during contract renewals, any of which could have a material and adverse impact on our business, results of operations, financial condition, and cash flows. These weak economic conditions also may negatively impact our ability to collect payment for outstanding debts owed to us by our customers or other parties with whom we do business. We can not predict the timing or strength of any subsequent recovery.

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

The market for our products and services is characterized by:

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

•	the limited amount of cash we have available to fund investment in new products and enhancements;
•	delays in our introduction of new products and/or enhancements of existing products;
•	delays in market acceptance of new products and/or enhancements of existing products; and
•	a competitor’s announcement of new products and/or product enhancements or technologies that could replace or shorten the life cycle of our existing products.

For example, sales of our GO-Global Windows Host software could be affected by the announcement from Microsoft of the intended release, and the subsequent actual release, of a new Windows-based operating system, or an upgrade to a previously released Windows-based operating system version. These new or upgraded systems may contain similar features to our products or they could contain architectural changes that would temporarily prevent our products from functioning properly within a Windows-based operating system environment.

Sales of products within our GO-Global product families constitute a substantial majority of our revenue.

We anticipate that sales of products within our GO-Global product families, and related enhancements, will continue to constitute a substantial majority of our revenue for the foreseeable future.  Our ability to continue to generate revenue from our GO-Global product families will depend on continued market acceptance of GO-Global.  Declines in demand for our GO-Global products could occur as a result of:

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

We will encounter challenges in recruiting, hiring and retaining replacements for any members of key management or other personnel who depart.

Our success and business strategy is dependent in large part on our ability to attract and retain key management and other personnel in certain areas of our business.  If any of these employees were to leave, we would need to attract and retain replacements for them.  Without a successful replacement, the loss of the services of one or more key members of our management group and other key personnel could have a material adverse effect on our business. We do not have long-term employment agreements with any of our key personnel and any officer or other employee can terminate their relationship with us at any time. We may also need to add key personnel in the future, in order to successfully implement our business strategies. The market for such qualified personnel is competitive and it includes other potential employers whose financial resources for such qualified personnel are more substantial than ours. Consequently, we could find it difficult to attract, assimilate or retain such qualified personnel in sufficient numbers to successfully implement our business strategies.

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

Our stock is thinly traded and its price has been historically volatile.

Our stock is thinly traded. As such, holders of our stock are subject to a high risk of illiquidity, e.g., you may not be able to sell as many shares at the price you would like, or you may not be able to purchase as many shares at the price you would like, due to the low average daily trading volume of our stock. Additionally, the market price of our stock has historically been volatile; it has fluctuated significantly to date.  The trading price of our stock is likely to continue to be highly volatile and subject to wide fluctuations.  Your investment in our stock could lose value.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our corporate headquarters currently occupies approximately 1,850 square feet of office space in Santa Cruz, California, under a lease that will expire in July 2011.  Rental of these premises will average approximately $3,900 per month over the remaining term of the lease, which is inclusive of our pro rata share of utilities, facilities maintenance and other costs. We anticipate renewing this lease upon its expiration for at least an additional year.

In Concord, New Hampshire, our domestic research and development team currently occupies approximately 5,560 square feet of office space under a lease that will expire in September 2012.  Rent on the Concord facility will approximate $8,800 per month over the remaining term of the lease.

We occupy approximately 150 square feet of office space in Irvine, California and in Charlotte, North Carolina under leases that each expire in March 2012.  Monthly rental payments for these sales offices are approximately $1,200 and $1,000, respectively.

We believe our current facilities will be adequate to accommodate our needs for the foreseeable future.

ITEM 3.LEGAL PROCEEDINGS

Between 2005 and 2008, we initiated litigation against certain companies that we believed violated one of more of the patents we acquired from Network Engineering Software. Even though all of the attorneys we have retained to represent our interests in enforcing our patents have agreed to represent us on a contingency basis, certain significant costs of enforcement, including those associated with expert consultants and travel, are required to be paid as incurred. Due to the high cost of patent litigation, we have determined that we will not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of our patent families that were not already involved in our on-going litigation as of December 31, 2008. We can give no assurances that we will be able to continue this litigation in the future.

On January 15, 2010, we entered into a licensing agreement that granted to a third party an irrevocable, perpetual, world-wide, non-exclusive license to all of our patents and patent applications. On May 12, 2010 and August 16, 2010, we entered into settlement and licensing agreements with eHarmony.com and Match.com, respectively, which ended all legal disputes between us and these entities, and granted to each of these entities irrevocable, perpetual, world-wide, non-exclusive licenses to all of our patents and patent applications. We recorded $875,000 in Intellectual Property License revenue during 2010 as a result of entering into these three agreements.

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

GraphOn Corporation v. Juniper Networks, Inc.

On August 28, 2007, we filed a proceeding against Juniper Networks, Inc. (“Juniper”) in the United States District Court in the Eastern District of Texas alleging that certain of Juniper’s products infringe three of our patents - U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the “’014,” “’798” and “’336” patents) - which protect our fundamental network security and firewall technologies. We seek preliminary and permanent injunctive relief along with unspecified damages and fees.  Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe any of these patents, and that all of these patents are invalid and unenforceable. On September 29, 2009, the court granted our request to remove the ‘336 patent from the case. On December 30, 2009, the court, acting on its own motion, transferred the case to the United States District Court for the Northern

District of California. This case is now stayed, pending outcome of the reexaminations of both the ‘014 and ‘798 patents in the PTO.

Patent and Trademark Office Action – Reexamination of the ‘798 Patent

On April 6, 2008 the PTO ordered the reexamination of the ‘798 patent as a result of a reexamination petition filed by Juniper.  On August 14, 2009, the PTO issued a final rejection of the ‘798 patent. We appealed this rejection to the PTO's Board of Patents and Interferences. On October 21, 2010, the Board of Patents and Interferences affirmed the rejection of the ‘798 patent.  We did not appeal this decision.

Patent and Trademark Office Action – Reexamination of the ‘014 Patent

On July 25, 2008, the PTO ordered the reexamination of the ‘014 patent as a result of a reexamination petition filed by Juniper. The ‘014 patent is the sole patent remaining in our lawsuit against Juniper and it is the original patent in our firewall proxy access family of patents. On September 24, 2009, the PTO issued a final rejection of the ‘014 patent. We appealed this rejection to the PTO's Board of Patents and Interferences. On March 19, 2010, we filed an appeal brief with the PTO. On June 2, 2010, the PTO dismissed our appeal and terminated the reexamination.  On July 21, 2010, we filed a petition to revive the reexamination in which, among other matters, we presented new claims to the '014 patent that we believe, if confirmed, will result in a stronger patent in our lawsuit against Juniper. On February 11, 2011, the PTO granted our petition, and accepted our appeal brief.  We expect a response from the PTO within 90 days. If necessary and to the extent that resources allow, we intend to pursue the confirmation of the ‘014 patent through all channels of appeal including the courts, if the final action in the PTO is unfavorable.

Juniper Networks, Inc.  v. GraphOn Corporation et al

On March 16, 2009, Juniper initiated a proceeding against us and one of our resellers in the United States District Court in the Eastern District of Virginia alleging infringement of one of their patents - U.S. Patent No. 6,243,752 (the “’752 Patent”) - which protects Juniper’s unique method of transmitting data between a host computer and a terminal computer. On November 24, 2009, the court dismissed the case based on a motion filed by Juniper.

On May 1, 2009, we asserted a counterclaim against Juniper, alleging infringement of four of our patents - U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and 7,424,737 (the “’378,” “’847,” “’573” and “’737” patents). On February 25, 2010, the court transferred the case to the United States District Court for the Northern District of California. On September 28, 2010, the court entered an order stipulated to by us and Juniper removing the ‘573 patent from the case. The court subsequently stayed the case pending the outcome of the reexaminations of the remaining asserted patents by the PTO.

The following table lists the dates that Juniper filed reexamination requests for each of the remaining asserted patents, the date the PTO issued a Non-final Office Action in which the subject patent was rejected, and the date of our response to such office action, or the date our response is due to be filed with the PTO:

Patent	Date Juniper Requested Reexamination	PTO Non-final Office Action	Date of Our Response to Such Office Action
‘378	08/06/10	12/21/10	03/21/11
‘847	08/30/10	01/18/11	* 04/18/11
‘737	10/04/10	03/07/11	* 05/07/11

* Due date for filing Response

We have not recorded an impairment charge against any of the above-listed patents in reexamination as we believe that even if such patents were ultimately to be rejected, other patents and patent applications within such patent families hold sufficient value to warrant our decision not to impair such patent families.  As of December 31, 2010, the recorded unamortized balance of the patent portfolio was $39,300.

MySpace, Inc. v. GraphOn Corporation and craigslist, Inc. v. GraphOn Corporation

In response to our licensing efforts, on February 10, 2010 and March 18, 2010, MySpace, Inc. and craigslist, Inc., respectively, filed complaints for declaratory judgment in the United States District Court for the District of Northern California. Such complaints ask the court to take certain actions with respect to some of our patents - U.S. Patent Nos. 6,624,538, 6,850,940, 7,028,034, and 7,269,591 (the “’538,” “‘940,” “‘034,” and “‘591” patents). On May 14, 2010, the court issued an order consolidating the MySpace, Inc. and craigslist, Inc. cases into a single case.  (MySpace, Inc. and craigslist, Inc. are referred to collectively herein as “Declaratory Plaintiffs.”) In their complaints, the Declaratory Plaintiffs ask the court to declare that they are not infringing these patents, or, alternatively, that each of these patents is invalid. Further, the Declaratory Plaintiffs ask the court to declare these patents unenforceable. Prior to consolidation of the individual cases, we responded to the complaints and added counterclaims of infringement by the Declaratory Plaintiffs of the ‘538, ‘940, ‘034, and ‘591 patents. We seek unspecified damages and injunctive relief. Additionally, we added Fox Audience Network, Inc. (parent company to MySpace, Inc.) as a party to this suit.

On May 28, 2010, the Declaratory Plaintiffs filed a motion for summary judgment and inequitable conduct asking the court to invalidate the patents we asserted in this case and to hold a separate and early trial on the issue of inequitable conduct. On November 23, 2010 the court granted the Declaratory Plaintiffs’ motion for summary judgment, invalidating the asserted patents.  We have appealed the court’s order granting the Declaratory Plaintiffs’ motion for summary judgment to the Court of Appeals for the Federal Circuit, and filed an appeal brief on March 7, 2011. A date for an oral hearing has not yet been scheduled. On July 15, 2010 the court heard the Declaratory Plaintiffs’ motion for an early hearing on the issue of inequitable conduct. Inequitable conduct is a common defense to infringement actions. The onus of proving inequitable conduct – that the patent applicant breached their duty of candor and good faith to the Patent and Trademark Office while applying for their patent – falls upon the party asking the court to decline to enforce the patent, usually the alleged infringer(s).  The court had previously set March 14, 2011 for the hearing on inequitable conduct, but that date has been stayed pending the outcome of our appeal on the motion for summary judgment.

If necessary and to the extent that resources allow, we intend to pursue affirmation of the validity of these patents through all channels of appeal including the courts if the final action in the Patent and Trademark Office is unfavorable.

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
	Fiscal 2010 *		Fiscal 2009 *
Quarter	High	Low	High	Low
First	$ 0.10	$ 0.05	$ 0.09	$ 0.04
Second	$ 0.08	$ 0.05	$ 0.12	$ 0.06
Third	$ 0.10	$ 0.04	$ 0.15	$ 0.08
Fourth	$ 0.12	$ 0.05	$ 0.08	$ 0.06

* The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 25, 2011 there were approximately 148 holders of record of our common stock.  Between January 1, 2011 and March 25, 2011 the high and low reported sales price of our common stock was $0.09 and $0.05, respectively, and on March 25, 2011 the closing price of our common stock was $0.09.

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

On January 8, 2008, our Board of Directors authorized a program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. We made no repurchases of our outstanding common stock during the year ended December 31, 2010.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and related notes provided in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Critical Accounting Policies. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period(s) being reported upon.  Estimates are used for, but not limited to, the amount of stock-based compensation expense, the allowance for doubtful accounts, the estimated lives, valuation, and amortization of intangible assets (including capitalized software), depreciation of long-lived assets, and accruals for liabilities and taxes.  While we believe that such estimates are fair, actual results could differ materially from those estimates.

Revenue Recognition
We market and license our products indirectly through channel distributors, ISVs, VARs (collectively “resellers”) and directly to corporate enterprises, governmental and educational institutions and others.  Our product licenses are perpetual.  We also separately sell intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, as well as other products and services.

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

Revenue recognized on software arrangements involving multiple deliverables is allocated to each deliverable based on vendor-specific objective evidence (“VSOE”) or third party evidence of the fair values of each deliverable; such deliverables include licenses for software products, maintenance, private labeling fees, and customer training.  We limit our assessment of VSOE for each deliverable to either the price charged when the same deliverable is sold separately, or the price established by management having the relevant authority to do so, for a deliverable not yet sold separately.

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

Certain resellers purchase product licenses that they hold in inventory until they are resold to the ultimate end-user (an “inventory stocking order”). We defer recognition of revenue from inventory stocking orders until the underlying licenses are sold to the end-user.

There are no rights of return granted to purchasers of our software products.

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

All of our software and intellectual property licenses are denominated in U.S. dollars.

Long-Lived Assets
Long-lived assets, which consist primarily of capitalized software, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually.  Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate.  Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

Patents
Our patents are being amortized over their estimated remaining economic lives, currently estimated to be approximately one month, as of December 31, 2010.  Costs associated with filing, documenting or writing method patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to cost of goods sold. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense.

Software Development Costs
We capitalize software development costs incurred from the time technological feasibility of the software is established until the time the software is available for general release in accordance with accounting principles generally accepted in the United States (“GAAP”). Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. We estimate the useful life of capitalized software and amortize its value over its estimated life. If the actual useful life is shorter than the estimated useful life, we will amortize the remaining book value over the remaining estimated useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required. Software development costs, and amortization of such costs, are discussed further under “– Results of Operations – Costs of Revenue – Software Costs of Revenue.”

Stock-Based Compensation
We apply the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Codification Subtopic (ASC) 718-10, “Compensation – Stock Compensation.” We estimated the fair value of each stock-based award granted during the years ended December 31, 2010 and 2009 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2010	2009
Estimated volatility	175%	180% - 190%
Annualized forfeiture rate	2%	4%
Expected option term (years)	7.5	7.5
Estimated exercise factor	20%	10%
Approximate risk-free interest rate	3.72%	2.24% - 3.12%
Expected dividend yield	—	—

In estimating our stock price volatility for grants awarded during the years ended December 31, 2010 and 2009, we analyzed our historic volatility over the 7.5 year periods ended December 31, 2010 and December 2009 by reference to actual stock prices during this period. We derived an annualized forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in our work force. Our estimates of the expected option term and the estimated exercise factor were derived from our analysis of historical data and future projections. The approximate risk-free interest rate was based on the implied yield available on U. S. Treasury issues with remaining terms equivalent to our expected option term. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We also recognized compensation costs for shares purchased under our Employee Stock Purchase Plan (“ESPP”) during the years ended December 31, 2010 and 2009. We applied the same variables to the calculation of the costs associated with the ESPP shares purchased in each respective year as the stock option grants noted above, except that the expected term was 0.5 years in each year and the approximate risk-free interest rate was 0.19% for ESPP shares purchased during 2010, and approximately 0.16% - 0.40% for ESPP shares purchased during 2009. The time span from the date of grant of ESPP shares to the date of purchase is six months. The ESPP expired by its terms on January 29, 2010.

We have not historically paid dividends on our common stock and do not anticipate doing so for the foreseeable future.

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2010 and 2009 along with the dollar and percentage changes from 2009 to 2010 in the respective line items.

	Year Ended December 31,		Increase (Decrease)
Revenue	2010	2009	Dollars	Percentage
Software licenses	$4,168,700	$3,328,600	$840,100	25.2%
Software services	2,411,600	2,290,300	121,300	5.3
Intellectual property licenses	875,000	2,300,000	(1,425,000)	(62.0)
Other	61,200	158,300	(97,100)	(61.3)
Total Revenue	7,516,500	8,077,200	(560,700)	(6.9)

Cost of revenue
Software product costs	76,300	22,100	54,200	245.2
Software services costs	411,500	463,000	(51,500)	(11.1)
Intellectual property licenses - contingent legal fees	338,100	896,000	(557,900)	(62.3)
Total Cost of revenue	825,900	1,381,100	(555,200)	(40.2)
Gross profit	6,690,600	6,696,100	(5,500)	(0.1)

Operating expenses
Selling and marketing	2,170,100	1,871,500	298,600	16.0
General and administrative	2,889,400	3,889,600	(1,000,200)	(25.7)
Research and development	2,466,700	2,768,600	(301,900)	(10.9)
Total Operating expenses	7,526,200	8,529,700	(1,003,500)	(11.8)
Loss from operations	(835,600)	(1,833,600)	(998,000)	(54.4)

Other income (expense)
Interest and other income	11,200	37,800	(26,600)	(70.4)
Interest and other expense	(8,100)	(22,400)	14,300	(63.8)
Total other income	3,100	15,400	(12,300)	(79.9)
Loss before provision for income tax	(832,500)	(1,818,200)	(985,700)	(54.2)
Provision for income taxes	3,200	2,000	1,200	60.0
Net loss	$(835,700)	$(1,820,200)	$(984,500)	(54.1)

Revenue.

Software Licenses.
The table that follows summarizes software licenses revenue for the years ended December 31, 2010 and 2009 and calculates the change in dollars and percentage from 2009 to 2010 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software licenses	2010	2009	Dollars	Percentage
Windows	$2,664,300	$2,095,900	$568,400	27.1%
UNIX/Linux	1,504,400	1,232,700	271,700	22.0
Total	$4,168,700	$3,328,600	$840,100	25.2

Software licenses revenue for both our Windows and UNIX/Linux product lines for 2010 increased over the prior year. These increases were primarily due to aggregate increases in the rate at which certain resellers sold their inventories to end-users, and the aggregate order levels of our significant end-user customers.

Our software revenue varies from year to year, sometimes by a material amount. The majority of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers.  An increasing number of our resellers purchase software licenses that they hold in inventory (a “stocking reseller”) until they are resold to the ultimate end-user. We defer recognition of revenue from these sales, and report such sales on our Consolidated Balance Sheet under current deferred revenue until the stocking reseller sells the underlying licenses to the ultimate end-user. Consequently, if any of our significant stocking resellers materially changes the rate at which it resells our software products to the ultimate end-user, our software licenses revenue could be materially impacted.

We recognize revenue from the sale of software licenses directly to end-user customers upon shipment, assuming all other criteria for revenue recognition are met. Consequently, if any significant end-user customer subsequently changes their order level, or fails to order during the reporting period, our software licenses revenue could be materially impacted.

We introduced GO-Global Windows Host 4 in July 2010 and GO-Global Cloud for Windows during March 2011. We expect to release additional new products in 2011; accordingly, we expect 2011 software licenses revenue to be higher than those for 2010.

Software Services
Software services revenue increased by $121,300 in 2010 to $2,411,600 from $2,290,300 in 2009. Such increase was primarily a result of the continued growth of the number of maintenance contracts end-user customers have purchased. Since end-user customers typically purchase maintenance contracts for their product licenses and renew such licenses upon expiration, revenue recognized from the sale of service contracts increases when the number of maintenance contracts sold increases. We expect 2011 service fees to exceed 2010 levels.

Intellectual Property Licenses.
The amount of revenue we generate from each intellectual property license we grant can vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology. We recognized $875,000 and $2,300,000 of revenue from intellectual property licenses during 2010 and 2009, respectively.

Intellectual property licenses revenue is unpredictable and is dependent upon our efforts to protect our proprietary technology and the outcome of our currently pending litigation efforts. Due to the high cost of patent litigation, we have determined that we will not be initiating any new infringement litigation or attempting to seek license revenue with respect to any of our patent families that were not already involved in our ongoing litigation as of December 31, 2008.

Other Revenue
Other revenue decreased by $97,100 in 2010 to $61,200, from $158,300 in 2009, primarily due to the timing of recognizing revenue from private-labeling transactions. We sell private-labeling kits, which provide tools that allow the customer to rebrand our GO-Global product with its name. Demand for private-labeling kits can vary significantly from period to period. Accordingly, revenue from the sales of such kits is not predictable.

Segment Revenue. Segment revenue was as follows:

			Increase (Decrease)
Year Ended December 31,	2010	2009	Dollars	Percentage
Software	$6,641,500	$5,777,200	$864,300	15.0%
Intellectual Property	875,000	2,300,000	(1,425,000)	(62.0)
Consolidated Total	$7,516,500	$8,077,200	$(560,700)	(6.9)

For additional information on our segment revenues, please refer to Note 14 of our consolidated financial statements included elsewhere in this Annual Report.

Costs of Revenue.

Software Service Costs
Software Product Costs
Software costs of revenue are comprised primarily of service costs, which represent the costs of customer service. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet. Also included in software costs of revenue are product costs, which are primarily comprised of the amortization of capitalized software development costs, and costs associated with licenses to third party software included in our product offerings.

Research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products so capitalized. We capitalized approximately $277,800 of software development costs incurred in the development of GO-Global Windows Host 4 during 2010. Amortization related to these costs was approximately $40,100 during 2010. We had no capitalized software development costs recorded on our Consolidated Balance Sheet as of December 31, 2009.

Aggregate software costs of revenue for the year ended December 31, 2010 increased by $2,700, or 0.6%, to $487,800 from $485,100 for 2009.  Aggregate software costs of revenue for the years ended December 31, 2010 and 2009 represented approximately 6.5% and 6.0% of total revenue, respectively.

The decrease in service costs in 2010, as compared with 2009, was reflective of the maturity of our legacy GO-Global product offerings, prior to the release of GO-Global Windows Host 4. Such mature products typically require less customer support, as evidenced by a decrease in the aggregate amount of time necessary to provide such support. Service costs include non-cash stock-based compensation. Such costs aggregated approximately $5,300 and $6,800 for 2010 and 2009, respectively.

The increase in product costs for 2010, as compared with 2009, was primarily the result of recording the commencement of the amortization of GO-Global Windows Host 4 software development costs that were capitalized.

During 2011, we anticipate releasing additional new software products for which we expect to capitalize and amortize certain development cost. Also, we will record during 2011 amortization of the GO-Global Windows Host 4 software development costs for 12 months rather than approximately six months for the year ended December 31, 2010. Lastly, we expect costs related to customer service to be higher in 2011 as such costs tend to be higher during the early portion of a product’s lifecycle, and we expect to have multiple early-stage products in the marketplace during 2011, primarily GO-Global Windows Host 4 plus new products we expect to introduce during 2011. Based on these items, we expect 2011 software costs of revenue to exceed 2010 levels.

Intellectual Property Licenses – Contingent Legal Fees
We incurred $338,100 and $896,000 of intellectual property costs of revenue during 2010 and 2009, respectively. All such fees represented contingent legal fees that were incurred in conjunction with the intellectual property licenses entered into during such periods.

Cost of revenue from intellectual property sales are not predictable and are dependent upon our efforts to protect our proprietary technology and the outcome of our currently pending litigation efforts.

Selling and Marketing Expenses.  Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expenses.

Selling and marketing expenses for the year ended December 31, 2010 increased by $298,600, or 16.0%, to $2,170,100 from $1,871,500 for 2009. Selling and marketing expenses for the years ended December 31, 2010 and 2009 represented approximately 28.9% and 23.2% of total revenue, respectively.

Selling and marketing costs were higher in 2010 than in 2009 mainly due to the hiring of a Vice-President of Product Marketing to help us identify and enter strategic markets with our products, as well as our incurring higher commissions, which resulted from increased sales of our software products.

Included in selling and marketing employee costs were non-cash compensation costs aggregating approximately $25,600 and $14,500 for 2010 and 2009, respectively.

We expect 2011 selling and marketing expenses to approximate 2010 levels.

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

General and administrative expenses for the year ended December 31, 2010 decreased by $1,000,200, or 25.7%, to $2,889,400 from $3,889,600 for 2009. General and administrative expenses for the years ended December 31, 2010 and 2009 represented approximately 38.4% and 48.2% of total revenue, respectively.

The main factor that contributed to the decrease in general and administrative expenses for 2010, as compared to 2009, were aggregate decreases in costs associated with our on-going intellectual property litigation efforts, particularly our lawsuit against Juniper. We do not expect to incur any significant costs in the Juniper lawsuit until 2012 as the case has been stayed pending the outcome of certain patent reexaminations in the Patent and Trademark Office.

Also contributing to the decrease in general and administrative expenses in 2010, as compared with 2009, were decreases in outside consultants engaged to assist us in our Sarbanes-Oxley compliance implementation. The services such consultants were hired to perform began during 2009 and were completed at various times throughout 2010.

Included in general and administrative employee costs were non-cash compensation costs aggregating approximately $25,000 and $88,000 for 2010 and 2009, respectively. The decrease was primarily due to our compensation committee’s decision to not award any stock options to our executive officers or directors during 2010, as opposed to the granting of options to purchase an aggregate of 425,000 shares of our common stock during 2009.

Costs associated with other individual components of general and administrative expenses, including depreciation and amortization, insurance, rent, costs associated with being a publicly-traded entity and bad debts expense, did not change significantly in 2010, as compared with 2009. We expect depreciation and amortization to be lower in 2011, as compared with 2010, as our patents will become fully amortized during the first quarter of 2011.

The ending balance of our allowance for doubtful accounts as of December 31, 2010 and 2009 was $32,800 and $32,000, respectively. Bad debts expense was approximately $4,900 and $0 for the years ended December 31, 2010 and 2009, respectively.

We anticipate that cumulative general and administrative expense in 2011 will be slightly lower than that incurred during 2010 primarily because amortization expense related to our patents will be lower as our patents will become fully amortized during the first quarter of 2011.

Research and Development Expenses.  Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, all costs of our Israeli subsidiary (GraphOn Research Labs Limited), travel and entertainment for all our engineers and all rent for our leased engineering facilities.

Research and development expenses decreased by $301,900, or 10.9%, to $2,466,700 for the year ended December 31, 2010 from $2,768,600 in the prior year. Research and development expenses for the years ended December 31, 2010 and 2009 represented approximately 32.8% and 34.3% of total revenue, respectively.

We capitalized $277,800 of research and development costs associated with the development of GO-Global Windows Host 4 during 2010. Had these costs not met the criteria for capitalization they would have been expensed as incurred during the year. The decrease in research and development expenses for 2010, as compared with 2009, was primarily due to our capitalization of these amounts.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $23,500 and $33,900, for 2010 and 2009, respectively. The main reasons for the decrease in these amounts were that some of these costs were capitalized as they were associated with the development of GO-Global Windows Host 4, and having 1.5 fewer full-time equivalent engineering employees in 2010, as compared with 2009.

We expect 2011 research and development expenses, net of software developments costs we anticipate capitalizing during 2011, to approximate 2010 levels.

Interest and Other Income.  During 2010 and 2009 the primary component of interest and other income was interest income derived on excess cash.  Our excess cash was held in an interest bearing business savings account with an institution whose minimum net assets were greater than or equal to one trillion U.S. dollars. The decrease in interest and other income in 2010, as compared with 2009, was primarily as a result of lower amounts of excess cash.

During 2010, other income included a $3,400 refund of state taxes.

During 2009, interest and other income included a $4,700 fair value adjustment related to decreases in the fair value of our warrants liability. All of our then remaining outstanding warrants expired unexercised during 2010; accordingly, no such fair value adjustment was recorded during 2010 because the year-end value of the warrants had been $0 at December 31, 2009.

Interest and other income was approximately 0.1% and 0.5% of total revenues for the years ended December 31, 2010 and 2009, respectively.

Interest and Other Expense.  During 2009, interest and other expense was primarily comprised of increases to the fair value of our warrants liability that aggregated $19,000. All of our then remaining outstanding warrants expired unexercised during 2010; accordingly, no such fair value adjustment was recorded during 2010 because the year-end value of the warrants had been $0 at December 31, 2009.

During 2010, interest and other expense included $2,200 of interest expense related to a software license we entered into during 2008.

Segment Loss from Operations.  As a result of the foregoing items, segment loss from operations was as follows:

Year Ended December 31,	2010	2009
Software	$(341,700)	$(1,404,400)
Intellectual Property	(493,900)	(429,200)
Consolidated Total	$(835,600)	$(1,833,600)

The decrease in the loss from operations we sustained in our software segment for 2010, as compared with 2009, was primarily due to increased software licenses revenue and decreased research and development expenses, which resulted from capitalizing certain expenses associated with the development of GO-Global Windows 4.

The increase in the loss from operations we incurred in our intellectual property segment in 2010, as compared with 2009, was primarily due to our generating less revenue from the intellectual property licenses that were entered into during 2010. The operating income from our intellectual property segment can vary significantly for any given reporting period based on the amount of revenue being generated by the intellectual property licenses entered into during such period. The amount of revenue being generated by intellectual property licenses can also vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology.

We do not allocate interest and other income, interest and other expense or income tax to our segments.

Income Taxes.  For the years ended December 31, 2010 and 2009, we recorded a current tax provision of approximately $3,200 and $2,000, respectively.  At December 31, 2010, we had approximately $43 million of federal net operating loss carryforwards, which will begin to expire in 2018.  Also at December 31, 2010, we had approximately $13 million of California state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2011. During the years ended December 31, 2010 and 2009, we did not utilize any of our federal and California net operating losses and have recorded a full valuation allowance against each of them.  At December 31, 2010, we had approximately $1.0 million of federal research and development tax credits, which will begin to expire in 2012.

Net Loss.  As a result of the foregoing items, we reported a net loss of $835,700 for the year ended December 31, 2010, as compared with a net loss of $1,820,200 for 2009.

Liquidity and Capital Resources

During 2010 our cash balance decreased by $961,900, primarily as a result of our operations, which consumed approximately $674,700 of cash during the year, and the capitalization of $274,000 of cash expenditures in the development of GO-Global Windows  Host 4.  Our reported net loss of $835,700 included two significant non-cash items: depreciation and amortization of $595,000, which was primarily related to amortization of our patents; and stock-based compensation expense of $79,400.

During 2010, we closely monitored our investing activities, spending approximately $292,600, of which $274,000 was attributable to cash expenditures that were capitalized as a result of the development of GO-Global Windows Host 4. The balance of our investing activities was primarily fixed asset purchases, mainly computer equipment.

Our financing activities generated approximately $5,400 of cash, which primarily resulted from proceeds received from the exercise of employee stock options.

We are aggressively looking at ways to improve our revenue stream through the sale of new products.  In addition, should business combination opportunities present themselves to us, and should such opportunities appear to make financial sense and add value for our shareholders, we will consider those opportunities.

We believe that as a result of the introduction of GO-Global Windows Host 4 and the expected introduction of new products slated for 2011, our revenue and attendant cash flow will increase. During 2011, we expect to continue to prioritize the investment of our resources into the development of three new products. Further, we expect that certain of these investments will ultimately be capitalized as software development costs. Based on our cash on hand as of December 31, 2010, the anticipation of increased revenue, and the continued benefit of certain cost reductions enacted during 2010, we believe that we will have sufficient resources to support our operational plans for the next twelve months.

Cash
As of December 31, 2010, cash was approximately $1,891,000 as compared with $2,852,900 as of December 31, 2009.  The decrease in our cash balance was primarily due to our operations consuming $674,700 of cash and the $292,600 of cash we invested in capitalized software development costs and other fixed assets during 2010.

Accounts receivable, net
At December 31, 2010 and 2009, we had approximately $1,015,900 and $839,600, respectively, in accounts receivable, net of allowances totaling $32,800 and $32,000, respectively, at each date.  The increase in net accounts receivable was primarily due to a $246,000 order received from and delivered to one customer on December 31, 2010. From time to time we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program
During January 2008, our Board of Directors approved a stock repurchase program. Under this program, up to $1,000,000 may be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. As of December 31, 2010, $782,500 remains available for stock purchases.

Working Capital
As of December 31, 2010, we had current assets of $2,991,000 and current liabilities of $2,727,300, which netted to working capital of $263,700. Included in current liabilities was the current portion of deferred revenue of $2,058,300.

Segment fixed assets
As of December 31, 2010, segment fixed assets (long-lived assets) were as follows:

	Cost Basis	Accumulated Depreciation /Amortization	Net
Software	$1,588,400	$(1,280,800)	$307,600
Intellectual Property	2,839,000	(2,799,700)	39,300
Unallocated	8,100	—	8,100
	$4,435,500	$(4,080,500)	$355,000

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

The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space.  The table assumes that we will occupy all currently leased facilities for the full term of each respective lease:

Year ending December 31,
2011	$159,300
2012	85,800
$245,100

Rent expense aggregated approximately $191,200 and $177,500 for the years ended December 31, 2010 and 2009, respectively.

New Accounting Pronouncements

In July 2010, FASB issued guidance related to disclosures that facilitate financial statements users’ evaluations of the nature of credit risk inherent in the entity’s portfolio of financing receivables, including trade receivables; analysis and assessments used in arriving at allowances against such risks, including an entity’s allowance for doubtful accounts; and the changes and reasons for such changes in the allowances against the credit risks. For disclosures required as of the end of a reporting period, the guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. For disclosures related to activity that occurs during a reporting period, the guidance is effective for activity that occurs during a reporting period beginning on or after December 15, 2010. Adoption of this guidance did not have a material impact on the Company’s results of operations, cash flows, or financial position.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheets of GraphOn Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Macias Gini & O’Connell LLP
Macias Gini & O’Connell LLP
Sacramento, California
March 31, 2011

GraphOn Corporation
Consolidated Balance Sheets
As of December 31,

Assets	2010	2009
Current Assets:
Cash	$1,891,000	$2,852,900
Accounts receivable, net of allowance for doubtful accounts of $32,800 and $32,000, respectively	1,015,900	839,600
Prepaid expenses and other current assets	84,100	64,500
Total Current Assets	2,991,000	3,757,000

Capitalized software development costs, net	237,700	—
Property and equipment, net	69,900	127,100
Patents, net	39,300	511,700
Other assets	8,100	14,800
Total Assets	$3,346,000	$4,410,600

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$75,700	$321,800
Accrued expenses	66,600	235,900
Accrued wages	526,700	428,500
Deferred revenue	2,058,300	1,862,600
Total Current Liabilities	2,727,300	2,848,800

Long Term Liabilities:
Deferred revenue	640,200	836,200
Total Liabilities	3,367,500	3,685,000

Commitments and contingencies (Note 10)

Shareholders' (Deficit) Equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 45,981,625 and 46,284,292 shares issued and outstanding, respectively	4,600	4,600
Additional paid-in capital	58,902,000	58,861,500
Accumulated deficit	(58,928,100)	(58,092,400)
Common stock held in treasury, at cost, zero and 550,000 shares, respectively	—	(48,100)
Total Shareholders' (Deficit) Equity	(21,500)	725,600
Total Liabilities and Shareholders' (Deficit) Equity	$3,346,000	$4,410,600

See accompanying notes to consolidated financial statements

GraphOn Corporation
Consolidate Statements of Operations
For the Year Ended December 31,

Revenue	2010	2009
Software licenses	$4,168,700	$3,328,600
Software service fees	2,411,600	2,290,300
Intellectual property licenses	875,000	2,300,000
Other	61,200	158,300
Total Revenue	7,516,500	8,077,200

Cost of revenue
Software product costs	76,300	22,100
Software service costs	411,500	463,000
Intellectual property licenses - contingent legal fees	338,100	896,000
Total Cost of Revenue	825,900	1,381,100

Gross Profit	6,690,600	6,696,100

Operating Expenses
Selling and marketing	2,170,100	1,871,500
General and administrative	2,889,400	3,889,600
Research and development	2,466,700	2,768,600
Total Operating Expenses	7,526,200	8,529,700

Loss from Operations	(835,600)	(1,833,600)

Other Income (Expense)
Interest and other income	11,200	37,800
Interest and other expense	(8,100)	(22,400)
Total other income	3,100	15,400
Loss Before Provision for Income Tax	(832,500)	(1,818,200)
Provision for income taxes	3,200	2,000
Net Loss	$(835,700)	$(1,820,200)

Loss per Common Share – Basic and Diluted	$(0.02)	$(0.04)

Weighted Average Common Shares Outstanding – Basic and Diluted	45,973,691	47,212,851

See accompanying notes to consolidated financial statements

GraphOn Corporation
Consolidate Statements of Shareholders’ Equity
For the Year Ended December 31,

	2010	2009
Preferred stock - shares outstanding
Beginning balance	—	—
Ending balance	—	—
Common stock - shares outstanding
Beginning balance	46,284,292	47,322,292
Employee stock purchase plan issuances	14,000	42,000
Employee stock option issuances	83,333	—
Previously issued unearned performance-based restricted common stock award forfeited	(400,000)	—
Stock purchased and retired through stock buy-back program	—	(580,000)
Stock purchased through stock buy-back program and held in treasury	—	(550,000)
Restricted stock awards	—	50,000
Ending balance	45,981,625	46,284,292
Common stock – amount
Beginning balance	$4,600	$4,700
Stock purchased and retired through stock buy-back program	—	(100)
Ending balance	$4,600	$4,600
Additional paid-in capital
Beginning balance, restated (Note 6)	$58,861,500	$58,798,100
Stock-based compensation expense	83,200	143,200
Employee stock purchase plan issuances	400	1,700
Treasury shares retired	(48,100)	—
Exercise of employee stock options	5,000	—
Stock purchased and retired through stock buy-back program	—	(81,500)
Ending balance	$58,902,000	$58,861,500
Accumulated deficit
Beginning balance, restated (Note 6)	$(58,092,400)	$(56,272,200)
Net loss	(835,700)	(1,820,200)
Ending balance	$(58,928,100)	$(58,092,400)
Common stock held in treasury – shares held
Beginning balance	550,000	—
Stock purchased through stock buy-back program and held in treasury	—	550,000
Treasury shares retired	(550,000)	—
Ending balance	—	550,000
Common stock held in treasury – amount
Beginning balance	$(48,100)	$—
Treasury shares retired	48,100
Stock purchased through stock buy-back program and held in treasury	—	(48,100)
Ending balance	$—	$(48,100)
Total Shareholders' (Deficit) Equity	$(21,500)	$725,600

See accompanying notes to consolidated financial statements

GraphOn Corporation
Consolidated Statements Of Cash Flows

	For the Year Ended December 31,
Cash Flows From Operating Activities:	2010	2009
Net loss	$(835,700)	$(1,820,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	595,000	559,100
Stock based compensation expense	79,400	143,200
Revenue deferred to future periods	3,608,900	3,343,700
Recognition of deferred revenue	(3,609,200)	(3,248,000)
Change in allowance for doubtful accounts	800	—
Change in fair value of derivative instruments - warrants	—	(4,700)
Loss on disposal of other assets	—	4,600
Changes in operating assets and liabilities:
Accounts receivable	(177,100)	130,400
Prepaid expenses and other current assets	(19,600)	2,800
Accounts payable	(246,100)	114,300
Accrued expenses	(169,300)	51,700
Accrued wages	98,200	(5,700)
Net Cash Used In Operating Activities:	(674,700)	(728,800)

Cash Flows Provided By (Used In) Investing Activities:
Capitalized software development costs	(274,000)	—
Capital expenditures	(25,300)	(29,400)
Other assets	6,700	(3,100)
Net Cash Used In Investing Activities:	(292,600)	(32,500)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from Employee Stock Purchase Plan	400	1,700
Proceeds from exercise of employee stock options	5,000	—
Amounts paid for stock repurchase and retired	—	(81,600)
Amounts paid for stock repurchase and held in treasury	—	(48,100)
Net Cash Provided By (Used In) Financing Activities:	5,400	(128,000)

Net Decrease in Cash	(961,900)	(889,300)
Cash, beginning of year	2,852,900	3,742,200
Cash, end of year	$1,891,000	$2,852,900

See accompanying notes to consolidated financial statements

GraphOn Corporation
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

The Company.  GraphOn Corporation, a Delaware corporation, was founded in May 1996. GraphOn Corporation and its subsidiaries are collectively defined in these Notes to Consolidated Financial Statements as the “Company.”

The Company’s headquarters are in Santa Cruz, California.  The Company develops, markets, sells and supports application virtualization software and cloud computing software for multiple computer operating systems, including Windows, UNIX and several Linux-based variants. The Company’s immediate focus is on Web-enabling applications for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access, and developing software-based secure, private cloud environments. The Company has also made significant investments in intellectual property. The Company operations are conducted and managed in two business segments - “Software” and “Intellectual Property.”

Basis of Presentation and Use of Estimates.  The consolidated financial statements include the accounts of GraphOn Corporation and its subsidiaries; significant intercompany accounts and transactions are eliminated upon consolidation.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include the amount of stock-based compensation expense, the allowance for doubtful accounts, the estimated lives and valuation of intangible assets (including capitalized software), depreciation of fixed assets and accruals for liabilities and taxes.  Actual results could differ materially from those estimates.

Cash Equivalents.  The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2010 or 2009.

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

Patents.  The patents acquired in January 2005 were amortized over their estimated economic lives of 6 years. The patents are expected to become fully amortized in the first quarter of 2011.  Costs associated with filing, documenting or writing patents are expensed as incurred. Contingent legal fees paid in connection with a patent lawsuit, or settlements thereof, are charged to costs of revenue. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense.

Capitalized Software Development Costs.  Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers.  Capitalized costs are amortized to cost of sales based on either (a) estimated current and future revenue for each product or straight-line amortization over the shorter of three years or (b) the remaining estimated life of the product, whichever produces the higher expense for the period. The Company capitalized $277,800 of costs meeting the criteria incurred during 2010, which costs related to the development of GO-Global Windows Host 4. No software development costs were capitalized during 2009.

Revenue.  The Company markets and licenses products indirectly through channel distributors, independent software vendors (“ISVs”), value-added resellers (“VARs”) (collectively “resellers”) and directly to corporate enterprises, governmental and educational institutions and others.  Its product licenses are generally perpetual.  The Company also separately sells intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, as well as other products and services.

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

Certain resellers purchase product licenses that they hold in inventory until they are resold to the ultimate end-user (an “inventory stocking order”). The Company defers the recognition of revenue from inventory stocking orders until the underlying licenses are sold to the end-user.

There are no rights of return granted to purchasers of the Company’s software products.

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

Segment information.  The Company has determined that it operates its business in two segments; software and intellectual property, in accordance with FASB ASC 280-10-05, “Segment Reporting” (Note 14).

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is based on assessments of the collectibility of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The following table illustrates the details of the Allowance for Doubtful Accounts for the years ended December 31, 2010 and 2009:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2009	$32,000	$—	$—	$—	$32,000
2010	32,000	(4,100)	—	4,900	32,800

Income Taxes.  In accordance with FASB ASC 740-10-05, “ Income Taxes” the Company performed a comprehensive review of uncertain tax positions as of December 31, 2010. In this regard, an uncertain tax position represents the expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

The Company and one or more of its subsidiaries are subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2006. There are no tax examinations currently underway for any of the Company’s tax returns for years subsequent to 2005.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amount for the payment of interest or penalties related to any uncertain tax positions at either December 31, 2010 or 2009, as its review of such positions indicated that such potential positions were minimal.

Under FASB ASC 740-10-05, “Income Taxes,” deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement and income tax bases of assets, liabilities and net loss carryforwards using enacted tax rates.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not expected to be realized.  Realization is dependent upon future pre-tax earnings, the reversal of temporary differences between book and tax income, and the expected tax rates in effect in future periods.

Fair Value of Financial Instruments.  The fair value of the Company’s accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relative short maturities of these items.

Long-Lived Assets.  Long-lived assets, which consist primarily of capitalized software, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, annually.  Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate.  Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

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

Stock-Based Compensation. The Company applies the fair value recognition provisions of FASB ASC 718-10, “Compensation – Stock Compensation.”

Valuation and Expense Information Under FASB ASC 718-10

The Company recorded stock-based compensation expense of $79,400, excluding $3,800 that was capitalized related to software development, and $143,200 in the years ended December 31, 2010 and 2009, respectively. As required by FASB ASC 718-10, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

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

The following table illustrates the non-cash stock-based compensation expense recorded during the years ended December 31, 2010 and 2009 by income statement classification:

	2010	2009
Cost of revenue	$5,300	$6,800
Selling and marketing expense	25,600	14,500
General and administrative expense	25,000	88,000
Research and development expense	23,500	33,900
	$79,400	$143,200

The Company estimated the fair value of each stock-based award granted during the years ended December 31, 2010 and 2009 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2010	2009
Estimated volatility	175%	180% - 190%
Annualized forfeiture rate	2%	4%
Expected option term (years)	7.5	7.5
Estimated exercise factor	20%	10%
Approximate risk-free interest rate	3.72%	2.24% - 3.12%
Expected dividend yield	—	—

The Company also recognized compensation costs for common shares purchased under its Employee Stock Purchase Plan (“ESPP”) during the years ended December 31, 2010 and 2009 applying the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years for each respective year. The time span from the date of grant of ESPP shares to the date of purchase is six months. Additionally, the risk free interest rate was approximately 0.19% for ESPP shares purchased during 2010, and 0.16% - 0.40% for ESPP shares purchased during 2009.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. The Company used the average historical volatility of its daily closing price for the 7.5 year periods ended on the last day of each quarterly reporting period during 2010 and 2009 as the basis of the volatility component within its calculation for stock-based compensation expense for options granted during such respective quarterly period.

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

Earnings Per Share of Common Stock.  FASB ASC 260-10, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants and redeemable convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.  Potentially dilutive securities are excluded from the computation if their effect is antidilutive.  For the years ended December 31, 2010 and 2009, 5,624,987 and 16,147,150 shares of common stock equivalents were excluded from the computation of diluted earnings per share, respectively, since their effect would be antidilutive.

Comprehensive Loss.  FASB ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources.  Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities.  The individual components of comprehensive income (loss) are reflected in the consolidated statement of operations.  For the years ended December 31, 2010 and 2009, there were no changes in equity (net assets) from non-owner sources.

Reclassifications. The presentation of deferred revenue on the Consolidated Statements of Cash Flows for the year ended December 31, 2009 has been reclassified to conform to the presentation of such amounts for the year ended December 31, 2010.

New Accounting Pronouncements.  In July 2010, FASB issued guidance related to disclosures that facilitate financial statements users’ evaluations of the nature of credit risk inherent in the entity’s portfolio of financing receivables, including trade receivables; analysis and assessments used in arriving at allowances against such risks, including an entity’s allowance for doubtful accounts; and the changes and reasons for such changes in the allowances against the credit risks. For disclosures required as of the end of a reporting period, the guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. For disclosures related to activity that occurs during a reporting period, the guidance is effective for activity that occurs during a reporting period beginning on or after December 15, 2010. Adoption of this guidance did not have a material impact on the Company’s results of operations, cash flows, or financial position.

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

2.  Capitalized Software Development Costs

Capitalized software development costs as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Software development costs	$277,800	$—
Accumulated amortization	(40,100)	—
	$237,700	$—

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $40,100 during 2010.  All such costs capitalized and amortized during 2010 related to GO-Global Windows Host 4. During 2009, the Company did not report any capitalized software development costs, nor any amortization of such costs.

3.  Property and Equipment

Property and equipment as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Equipment	$1,051,600	$1,026,300
Furniture	236,000	236,000
Leasehold improvements	23,000	23,000
	1,310,600	1,285,300
Less: accumulated depreciation and amortization	1,240,700	1,158,200
	$69,900	$127,100

Aggregate property and equipment depreciation expense for the years ended December 31, 2010 and 2009 was $82,500 and $86,800, respectively.

4.  Patents

Patents as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Patents	$2,839,000	$2,839,000
Accumulated amortization	(2,799,700)	(2,327,300)
	$39,300	$511,700

Patent amortization, which aggregated $472,400 during 2010 and 2009, is a component of general and administrative expenses.

5.  Accrued Expenses

Accrued expenses as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
Professional fees	$1,400	$176,500
Software licensing fees	—	28,400
Consulting services	33,900	17,800
Royalties	5,300	—
Other	26,000	13,200
	$66,600	$235,900

6.  Liability Attributable to Warrants

On January 1, 2009, the Company adopted the guidance set forth in FASB ASC 815-40, “Contracts in an Entity’s Own Equity,” formerly EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.” As part of the adoption of such guidance, the Company determined that FASB ASC 815-40 applies to warrants the Company had previously issued and that such warrants were not indexed to the Company’s own stock; therefore, the value of the warrants was recorded as a liability. The cumulative effect of the accounting entries the Company recorded pursuant to its adoption of this guidance is set forth in the following table:

	Derivative Liability	Additional Paid-in Capital	Accumulated Deficit
January 1, 2009 Beginning Balance	$—	$59,662,100	$(57,131,500)
Reversal of the prior accounting treatment related to the warrants	—	(864,000)	864,000
Record the January 1, 2009 derivative instrument related to the warrants	4,700	—	(4,700)
January 1, 2009 Beginning Balance - Restated	$4,700	$58,798,100	$(56,272,200)

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

The Company did not record a liability attributable to warrants on its consolidated balance sheet as of December 31, 2010, nor did it record any change in fair value for such liability during the year then ended as all such outstanding warrants expired, unexercised, during 2010.

7.  Stockholders' Equity

Common Stock.  During 2010 and 2009 the Company issued 14,000 and 42,000 shares of common stock to employees in connection with its Employee Stock Purchase Plan, resulting in cash proceeds of $400 and $1,700, respectively. The Company’s ESPP expired in January 2010; thus, no new ESPP grants were issued during 2010. Shares purchased under the ESPP during 2010 were the culmination of grants issued during 2009. For grants made during 2009, the weighted average fair value of ESPP shares was $0.07.

During 2010, 400,000 shares of unvested performance-based restricted common stock that had been previously awarded were forfeited as the underlying performance criteria had not been met. Upon forfeiture, such awarded shares were retired and made available for reissue by the Company.

During 2010, the Company issued 83,333 shares of common stock to employees in connection with the exercise of employee stock options, resulting in cash proceeds of $5,000.

During the year ended December 31, 2009, the Company repurchased 1,130,000 shares of its common stock, at an average price of approximately $0.11, for an aggregate cost of $129,700, in accordance with the stock buy-back program authorized by its Board during January 2008.  As of December 31, 2009, 580,000 of such repurchased shares had been retired and were available for reissue, and 550,000 of such repurchased shares were held in treasury. All such treasury shares were retired and made available for reissue during January 2010. During the year ended December 31, 2010, the Company did not repurchase any of its common stock.  As of December 31, 2010, approximately $782,600 of the Board approved $1,000,000 stock buy-back program remained available for future purchases. The Company is not obligated to repurchase any specific number of shares and the program may be suspended or terminated at any time at the Company’s discretion.

During 2009, the Company issued 50,000 restricted shares of common stock to a non-executive employee in conjunction with an award granted to the employee prior to 2009. Of these 50,000 shares, 25,000 were vested upon issuance, and 25,000 vested during 2010.

Stock-Based Compensation Plans

Active Plans

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

All options granted under the GG Plan are immediately exercisable by the optionee; however, there is a vesting period for the options.  The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the shares of underlying common stock) vest until after three months from the date of the option grant.  The exercise price is immediately due upon exercise of the option.  Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The GG Plan will terminate no later than February 15, 2015.

As of December 31, 2010, options to purchase 250,000 shares of common stock were outstanding and none remained available for issuance under the GG Plan. No options were granted under the GG Plan during the years ended December 31, 2010 or 2009, and no options previously granted under the GG Plan were exercised during the years ended December 31, 2010 or 2009.

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

Under the 05 Plan, the exercise price of non-qualified stock options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted.  The exercise price of incentive stock options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted provided, however, that if the recipient of the incentive stock option owns greater than 10% of the voting power of all shares of the Company’s capital stock then the exercise price will be no less than 110% of the fair market value of the Company’s common stock on the date the option is granted.  The purchase price of the performance-vested stock issued under the 05 Plan shall also not be less than 100% of the fair market value of the Company’s common stock on the date the performance-vested stock is granted.

All options granted under the 05 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options.  The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant.  The exercise price is immediately due upon exercise of the option.  Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 05 Plan will terminate no later than February 3, 2015.

As of December 31, 2010, options to purchase 2,115,000 shares of common stock were outstanding, 1,075,000 shares of restricted common stock had been awarded, 400,000 shares of restricted common stock awards had been forfeited, 5,000 options had been exercised and 705,000 remained available for issuance under the 05 Plan.

During the year ended December 31, 2010, no options were granted under the 05 Plan. During the year ended December 31, 2009, options to purchase 150,000 shares of common stock, with a weighted average grant date fair value of $0.27 per share, were granted under the 05 Plan.

No options previously issued under the 05 Plan were exercised during the years ended December 31, 2010 or 2009.

During the year ended December 31, 2010, no shares were issued under the 05 Plan. During the year ended December 31, 2009, 50,000 shares were issued under the 05 Plan, of which 25,000 were vested upon issuance and the remainder vested during 2010. Such shares issued had a weighted average grant date fair value of $0.38 per share.

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

Under the 08 Plan, the exercise price of options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted.  The purchase price of performance-vested stock issued under the 08 Plan shall also not be less than 100% of the fair market value of the Company’s common stock on the date the performance-vested stock is granted.  As of December 31, 2010, options to purchase 1,855,333 shares of common stock were outstanding, 83,333 options had been exercised and 1,061,334 shares remained available for issuance.

All options granted under the 08 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options.  The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant.  The exercise price is immediately due upon exercise of the option.  Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 08 Plan will terminate no later than November 19, 2018.

As of December 31, 2010, options to purchase 1,855,333 shares of common stock were outstanding, 83,333 options had been exercised and 1,061,334 remained available for issuance under the 08 Plan.

During the year ended December 31, 2010, options to purchase 1,049,166 shares of common stock, with a weighted average grant date fair value of $0.06 per share, were granted under the 08 Plan, and during the year ended December 31, 2009, options to purchase 1,053,500 shares of common stock, with a weighted average grant date fair value of $0.05 per share, were granted.

During the year ended December 31, 2010 and 2009, 83,333 and 0 options previously granted under the 08 Plan were exercised, resulting in cash proceeds of $5,000 and $0, respectively.

Inactive Plans

The following table summarizes options outstanding as of December 31, 2010 and 2009 that were granted from stock based compensation plans that are inactive. Such plans can longer grant options, and none of the plans listed in the table granted options during 2010 or 2009. Additionally, none of the options previously issued from the plans listed in the table were exercised during 2010 or 2009.

		Options Outstanding
	Year	Beginning of Year	Granted	Exercised	Cancelled	End of Year
98 Plan	2009	3,398,661	—	—	(371,336)	3,027,325
Supplemental Plan	2009	386,757	—	—	(5,757)	381,000
96 Plan	2009	54,625	—	—	—	54,625
NES Plan	2009	1,000,000	—	—	(1,000,000)	—
Total - Inactive Plans		4,840,043	—	—	(1,377,093)	3,462,950

98 Plan	2010	3,027,325	—	—	(335,725)	2,691,600
Supplemental Plan	2010	381,000	—	—	—	381,000
96 Plan	2010	54,625	—	—	(24,625)	30,000
Total - Inactive Plans		3,462,950	—	—	(360,350)	3,102,600

Summary – All Plans

A summary of the status of all of the Company’s stock option plans as of December 31, 2010 and 2009, and changes during the years then ended is presented in the following table:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning	7,047,450	$0.32	7,501,255	$0.45
Granted	1,049,166	$0.06	1,203,500	$0.08
Exercised	(83,333)	$0.06	—	$—
Forfeited or expired	(690,350)	$0.47	(1,657,305)	$0.74
Ending	7,322,933	$0.27	7,047,450	$0.32
Exercisable at year-end	7,322,933	$0.27	7,047,450	$0.32
Vested or expected to vest at year-end	7,303,463	$0.27	7,011,616	$0.32
Weighted average fair value of options granted during the period		$0.06		$0.05

As of December 31, 2010 and 2009, of the options exercisable, 6,182,099 and 5,949,149 were vested.

The following table summarizes information about stock options outstanding as of December 31, 2010:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.05	—	$ 0.09	1,895,333	8.43	$ 0.06	1,895,333	$ 0.06
$ 0.12	—	$ 0.21	1,862,500	4.83	$ 0.18	1,862,500	$ 0.18
$ 0.23	—	$ 0.41	1,883,100	4.99	$ 0.35	1,883,100	$ 0.35
$ 0.43	—	$ 1.34	1,682,000	3.70	$ 0.51	1,682,000	$ 0.51
			7,322,933	5.54	$ 0.27	7,322,933	$ 0.27

As of December 31, 2010, there were outstanding options to purchase 7,322,933 shares of common stock with a weighted average exercise price of $0.27 per share, a weighted average remaining contractual term of 5.54 years and an aggregate intrinsic value of $0 (the exercise price for all outstanding options was either greater than or equal to market).  Of the options outstanding as of December 31, 2010, 6,182,099 were vested, 1,121,364 were estimated to vest in future periods and 19,470 were estimated to be forfeited or expire.

As of December 31, 2010, there was approximately $23,700 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested awards. That cost is expected to be recognized over a weighted-average period of approximately one year.

8.  Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2010 and 2009 consisted of the following:
Current	2010	2009
Federal	$—	$—
State	—	—
Foreign	3,200	2,000
	$3,200	$2,000
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$3,200	$2,000

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34% for the years ended December 31, 2010 and 2009:

	2010	2009
Federal income tax (benefit) at statutory rate	$(287,400)	$(618,700)
Foreign taxes	3,200	2,000
Temporary differences	104,500	213,900
Federal net operating loss not utilized	182,300	376,000
Stock-based compensation expense	—	26,100
Meals and entertainment (50%)	3,800	5,000
Other items	(3,200)	(2,300)
Provision (benefit) for income tax	$3,200	$2,000

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2010 and 2009:

	2010	2009
Net operating loss carryforwards	$15,251,000	$15,180,000
Tax credit carryforwards	1,059,000	1,059,000
Depreciation and amortization	92,000	128,000
Compensation expense – non-qualified stock options	329,000	296,000
Deferred revenue and maintenance service contracts	1,075,000	1,075,000
Reserves and other	90,000	83,000
Total deferred tax assets	17,896,000	17,822,000
Deferred tax liability – patent amortization	(16,000)	(205,000)
Deferred tax liability – capitalized software	(95,000)	—
Net deferred tax asset	17,785,000	17,617,000
Valuation allowance	(17,785,000)	(17,617,000)
Net deferred tax asset	$—	$—

For financial reporting purposes, with the exception of the year ended December 31, 2007, the Company has incurred a loss in each year since inception.  Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009.  The net change in the valuation allowance was $168,000 and $753,000 for the years ended December 31, 2010 and 2009, respectively, and was due primarily to changes in the amount of net operating losses and patent amortization.

At December 31, 2010, the Company had approximately $43 million of federal net operating loss carryforwards and approximately $13 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carry forward will begin to expire in 2018 and the California state loss carry forward will begin to expire in 2011. During the years ended December 31, 2010 and 2009, the Company did not utilize any of its federal or California net operating losses. Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period.

At December 31, 2010, the Company had approximately $1 million of federal research and development tax credits that will begin to expire in 2012.

9.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.  As of December 31, 2010, the Company had approximately $1,558,600 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2009, the Company had $2,682,200 of cash with financial institutions in excess of FDIC insurance limits.

For the year ended December 31, 2010, the three customers the Company considered its most significant, namely; Ericsson, Alcatel-Lucent, and Elosoft accounted for approximately 14.7%, 7.8%, and 5.2%, respectively, of total software sales, for an aggregate 27.7% of the total of such sales.  These three customers’ December 31, 2010 year-end accounts receivable balances represented approximately 24.8%, 11.3%, and 9.9% of reported net accounts receivable, for an aggregate 46.0% of reported net accounts receivable.

For the year ended December 31, 2009, the four customers the Company considered its then-most significant, namely; Alcatel-Lucent, Ericsson, Elosoft, and Centric, accounted for approximately 17.7%, 7.0%, 5.7% and 3.0%, respectively, of total software sales, for an aggregate 33.4% of the total of all such sales.  These four customers’ December 31, 2009 year-end accounts receivable balances represented approximately 30.1%, 15.1%, 9.3%, and 8.5%, respectively, of reported net accounts receivable, for an aggregate 63.0% of reported net accounts receivable.

The Company performs credit evaluations of customers' financial condition whenever necessary, and generally does not require cash collateral or other security to support customer receivables.

10.  Commitments and Contingencies

On January 15, 2010, the Company entered into a licensing agreement that granted to a third party an irrevocable, perpetual, world-wide, non-exclusive license to all of the Company’s patents and patent applications. On May 12, 2010 and August 16, 2010, the Company entered into settlement and licensing agreements with eHarmony.com and Match.com, respectively, which ended all legal disputes between the Company and these entities, and granted to each of these entities irrevocable, perpetual, world-wide, non-exclusive licenses to all of the Company’s patents and patent applications. The Company recorded $875,000 in Intellectual Property License revenue during 2010 as a result of entering into these three agreements.

On April 24, April 28, May 26, and September 21, 2009, the Company entered into settlement and licensing agreements with CareerBuilder, LLC, Classified Ventures, LLC, Google, Inc., and Yahoo! Inc., respectively, which ended all legal disputes between the Company and these entities, and granted to each of these entities irrevocable, perpetual, world-wide, non-exclusive licenses to all of the Company’s patents and patent applications. As a result of entering into these settlement and licensing agreements, during 2009 the Company recorded $2,300,000 in Intellectual Property License revenue.

Between 2005 and 2008, the Company initiated litigation against certain companies that it believed violated one of more of the patents it acquired from Network Engineering Software. Even though all of the attorneys the Company has retained to represent its interests in enforcing the patents have agreed to represent it on a contingency basis, certain significant costs of enforcement, including those associated with expert consultants and travel, are required to be paid as incurred. Due to the high cost of patent litigation, the Company determined that it would not be initiating any new infringement litigation or attempting to seek licensing revenue with respect to any of the acquired patent families that were not already involved in its on-going litigation as of December 31, 2008. The Company can give no assurances that it will be able to continue this litigation in the future.

As of December 31, 2010, the recorded unamortized balance of the patent portfolio was $39,300.

The paragraphs that follow summarize the status of all currently active legal proceedings.

GraphOn Corporation v. Juniper Networks, Inc.

On August 28, 2007, the Company filed a proceeding against Juniper Networks, Inc. (“Juniper”) in the United States District Court in the Eastern District of Texas alleging that certain of Juniper’s products infringe three of its patents - U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336, (the “’014,” “’798” and “’336” patents) - which protect its fundamental network security and firewall technologies. The Company seeks preliminary and permanent injunctive relief along with unspecified damages and fees.  Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe any of these patents, and that all of these patents are invalid and unenforceable. On September 29, 2009, the court granted the Company’s request to remove the ‘336 patent from the case. On December 30, 2009, the court, acting on its own motion, transferred the case to the United States District Court for the Northern District of California. This case is now stayed, pending outcome of the reexaminations of both the ‘014 and ‘798 patents in the Patent and Trademark Office (the "PTO").

Patent and Trademark Office Action – Reexamination of the ‘798 Patent

On April 6, 2008, the PTO ordered the reexamination of the ‘798 patent as a result of a reexamination petition filed by Juniper. On August 14, 2009, the PTO issued a final rejection of the ‘798 patent. The Company appealed this rejection to the PTO's Board of Patents and Interferences. On October 21, 2010, the Board of Patents and Interferences affirmed the rejection of the ‘798 patent.  The Company did not appeal the Board of Patents and Interferences’ decision. Further, the Company believes that other issued patents and patent applications within the ‘798 patent family hold sufficient value to warrant its decision not to impair this family.

Patent and Trademark Office Action – Reexamination of the ‘014 Patent

On July 25, 2008, the PTO ordered the reexamination of the '014 patent as a result of a reexamination petition filed by Juniper.   The ‘014 patent is the sole patent remaining in the Company’s lawsuit against Juniper and it is the original patent in the Company’s firewall/proxy access family of patents.  On September 24, 2009, the PTO issued a final rejection of the ‘014 patent. The Company appealed this rejection to the PTO's Board of Patents and Interferences. On March 19, 2010, the Company filed an appeal brief with the PTO.  On June 2, the PTO dismissed the Company’s appeal and terminated the reexamination.  On July 21, 2010, the Company filed a petition to revive the reexamination in which, among other matters, the Company presented new claims to the '014 patent that the Company believes, if confirmed, will result in a stronger patent in its lawsuit against Juniper.  On February 11, 2011, the PTO granted such petition, and accepted the Company’s appeal brief.  The Company expects a response from the PTO within 90 days. If necessary and to the extent that resources allow, the Company intends to pursue the confirmation of the ‘014 patent through all channels of appeal including the courts, if the final action in the PTO is unfavorable.  Additionally, the Company believes that even if the ‘014 patent were to ultimately be rejected, other issued patents and patent applications within the ‘014 patent family hold sufficient value to warrant its decision not to impair this family.

Juniper Networks, Inc.  v. GraphOn Corporation et al

On March 16, 2009, Juniper initiated a proceeding against the Company and one of its resellers in the United States District Court in the Eastern District of Virginia alleging infringement of one of their patents - U.S. Patent No. 6,243,752 (the “’752 Patent”) - which protects Juniper’s unique method of transmitting data between a host computer and a terminal computer. On November 24, 2009, the court dismissed the case based on a motion that had been filed by Juniper.

On May 1, 2009, the Company asserted a counterclaim against Juniper, alleging infringement of four of its patents, namely; U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and 7,424,737 (the “’378,” “’847,” “’573” and “’737” patents). On February 25, 2010, the court transferred the case to the United States District Court for the Northern District of California. On September 28, 2010, the court entered an order stipulated to by the Company and Juniper removing the ‘573 patent from the case. The court subsequently stayed the case pending the outcome of the following reexaminations of the asserted patents by the Patent and Trademark Office.

The following table lists the dates that Juniper filed reexamination requests for each of the remaining asserted patents, the date the PTO issued a Non-final Office Action, in which the subject patent was rejected, and the date of the Company’s response to such office action, or the date such response is due to be filed with the PTO:

Patent	Date Juniper Requested Reexamination	PTO Non-final Office Action	Date of Our Response to Such Office Action
‘378	08/06/10	12/21/10	03/21/11
‘847	08/30/10	01/18/11	* 04/18/11
‘737	10/04/10	03/07/11	* 05/07/11

* Due date for filing Response

The Company has not recorded an impairment charge against any of the above-listed patents in reexamination as it believes that even if such patents were ultimately to be rejected, other patents and patent applications within such patent families hold sufficient value to warrant the decision not to impair such patent families.

MySpace, Inc. v. GraphOn Corporation and craigslist, Inc. v. GraphOn Corporation

In response to the Company’s licensing efforts, on February 10, 2010 and March 18, 2010, MySpace, Inc. and craigslist, Inc., respectively, filed complaints for declaratory judgment in the United States District Court for the District of Northern California. Such complaints ask the court to take certain actions with respect to some of the Company’s patents - U.S. Patent Nos. 6,624,538, 6,850,940, 7,028,034, and 7,269,591 (the “’538,” “‘940,” “‘034,” and “‘591” patents). On May 14, 2010, the court issued an order consolidating the MySpace, Inc. and craigslist, Inc. cases into a single case.  (MySpace, Inc. and craigslist, Inc. are referred to collectively herein as “Declaratory Plaintiffs.”) In their complaints, the Declaratory Plaintiffs ask the court to declare that they are not infringing these patents, or, alternatively, that each of these patents is invalid. Further, the Declaratory Plaintiffs ask the court to declare these patents unenforceable. Prior to consolidation of the individual cases, the Company responded to the complaints and added counterclaims of infringement by the Declaratory Plaintiffs of the ‘538, ‘940, ‘034, and ‘591 patents. The Company seeks unspecified damages and injunctive relief. Additionally, the Company added Fox Audience Network, Inc. (parent company to MySpace, Inc.) as a party to this suit.

On May 28, 2010, the Declaratory Plaintiffs filed a motion for summary judgment and inequitable conduct asking the court to invalidate the patents the Company asserted in this case and to hold a separate and early trial on the issue of inequitable conduct. On November 23, 2010 the court granted the Declaratory Plaintiffs’ motion for summary judgment, invalidating the asserted patents.  The Company has appealed the court’s order granting the Declaratory Plaintiffs’ motion for summary judgment to the Court of Appeals for the Federal Circuit, and filed an appeal brief on March 7, 2011. A date for an oral hearing has not yet been scheduled. On July 15, 2010 the court heard the Declaratory Plaintiffs’ motion for an early hearing on the issue of inequitable conduct. Inequitable conduct is a common defense to infringement actions. The onus of proving inequitable conduct – that the patent applicant breached their duty of candor and good faith to the Patent and Trademark Office while applying for their patent – falls upon the party asking the court to decline to enforce the patent, usually the alleged infringer(s).  The court had previously set March 14, 2011 for the hearing on inequitable conduct, but that date has been stayed pending the outcome of the Company’s appeal on the motion for summary judgment.

If necessary, the Company intends to pursue affirmation of the validity of these patents through all channels of appeal.

Operating Leases. The Company currently occupies approximately 1,850 square feet of office space in Santa Cruz, California.  The office space is rented pursuant to a three-year operating lease, which will expire in July 2011.  Rent on the Santa Cruz facility will average approximately $3,900 per month over the term of the lease, which is inclusive of a pro rata share of utilities, facilities maintenance and other costs. The Company anticipates renewing this lease upon its expiration for at least an additional year.

The Company currently occupies approximately 5,560 square feet of office space in Concord, New Hampshire, under a lease that will expire in September 2012.  Rent on the Concord facility will approximate $8,800 per month over the remaining term of the lease.

The Company currently occupies approximately 150 square feet of office space in Irvine, California, and Charlotte, North Carolina under leases that each expire in March 2012. Under the terms of these sales office leases, monthly rental payments are approximately $1,200 and $1,000, respectively.

The Company believes that its current facilities will be adequate to accommodate its needs for the foreseeable future.

Future minimum lease payments, which consist entirely of leases for office space, are set forth below. The table assumes that the Company will occupy all currently leased facilities for the full term of each respective lease:

Year ending December 31,
2011	$159,300
2012	85,800
$245,100

Rent expense aggregated approximately $191,200 and $177,500 for the years ended December 31, 2010 and 2009, respectively.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2010.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2010.

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

The Company’s Chief Financial Officer is entitled to three-months’ severance of his then base salary in the event of a merger or acquisition or certain other conditions. The Company does not have severance agreements with any other employees, including its Chief Executive Officer.

11.  Employee 401(k) Plan

In December 1998, the Company adopted a 401(k) Plan (the “Plan”) to provide retirement benefits for employees.  As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees.  Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service.  In addition, the Company may make discretionary/matching contributions.  During 2010 and 2009, the Company contributed a total of approximately $45,200 and $46,000, to the Plan, respectively.

12.  Supplemental Disclosure of Cash Flow Information

The following table presents supplemental disclosure information for the statements of cash flows for the years ended December 31, 2010 and 2009.

Cash Paid:	2010	2009
Income Taxes (1)	$3,100	$2,700
Interest	2,200	2,200

(1) All such disbursements were for the payment of foreign income taxes.

During the year ended December 31, 2010, the Company capitalized $3,800 of stock-based compensation expense, for which no cash was disbursed, as a component of capitalized software costs. No such costs were capitalized during the prior year.

As more fully explained in Note 6, the Company adopted FASB ASC 815-40 effective January 1, 2009. Accordingly, the Company recorded a non-cash liability of $4,700, which it classified as a liability attributable to warrants, as part of the cumulative effect of a change in accounting principle upon the adoption of FASB ASC 815-40. Pursuant to FASB ASC 815-40, such liability was charged to opening retained earnings (accumulated deficit).

During the year ended December 31, 2009, the Company recorded as other income an aggregate $4,700 non-cash fair value adjustment to its liability attributable to warrants, which reduced the fair value of such liability to $0, as of December 31, 2009. No such adjustment was recorded during 2010 as the warrants underlying such liability expired unexercised, and the liability had been written down to $0 as of December 31, 2009.

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

13.  Fair Value Measurements

FASB ASC 820-10, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

As of December 31, 2009, all of the Company’s inputs used in the fair value valuation process of its warrants liability (See Note 6) were categorized as Level 3 inputs. The Company had no amounts subject to fair value measurements as of December 31, 2010.

14.  Segment Information

FASB Codification Subtopic 280-10, “Segment Reporting” (“ASC 280-10”) establishes standards for reporting information about operating segments. This standard requires segmentation based on the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to operate the business prepared in methods consistent with accounting principles generally accepted in the United States. The segments were defined in order to allocate resources internally.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. For the years ended December 31, 2010 and 2009, the Company has determined that it operated its business in two segments, namely Software and Intellectual Property.

Segment revenue for the years ended December 31, 2010 and 2009 was as follows:

			Increase (Decrease)
	2010	2009	Dollars	Percentage
Software	$6,641,500	$5,777,200	$864,300	15.0%
Intellectual Property	875,000	2,300,000	(1,425,000)	(62.0)
Consolidated Total	$7,516,500	$8,077,200	$(560,700)	(6.9)

The Company does not analyze revenue based on the geographical location of its customers as to do so would be impractical.

Segment loss from operations for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Software	$(341,700)	$(1,404,400)
Intellectual Property	(493,900)	(429,200)
Consolidated Total	$(835,600)	$(1,833,600)

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

As of December 31, 2010 segment fixed assets (long-lived assets) were as follows:

	Cost Basis	Accumulated Depreciation /Amortization	Net
Software	$1,588,400	$(1,280,800)	$307,600
Intellectual Property	2,839,000	(2,799,700)	39,300
Unallocated	8,100	—	8,100
	$4,435,500	$(4,080,500)	$355,000

The Company does not allocate other assets (long-term), which consists primarily of deposits, to its segments. The Company does not maintain any significant long-lived assets outside of the United States.

Products and services provided by the software segment include all currently available versions of the GO-Global family of  products, OEM private labeling kits, software developer’s kits, maintenance contracts and product training and support. The Intellectual property segment provides licenses to our intellectual property. The Company’s two segments do not engage in cross-segment transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B.OTHER INFORMATION

Not Applicable

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information concerning each of our directors and executive officers as of March 25, 2011.

Robert Dilworth, age 69, has served as one of our directors since July 1998, and was appointed Chairman in December 1999. In January 2002, Mr. Dilworth was appointed Interim Chief Executive Officer, and in September 2006, Mr. Dilworth was appointed our full-time Chief Executive Officer. From 1987 to 1998, Mr. Dilworth served as the Chief Executive Officer and Chairman of the Board of Metricom, Inc., a leading provider of wireless data communication and network solutions. Prior to joining Metricom, from 1985 to 1988, Mr. Dilworth served as President of Zenith Data Systems Corporation, a microcomputer manufacturer. Earlier positions included: Chief Executive Officer and President of Morrow Designs; Chief Executive Officer of Ultramagnetics; Group Marketing and Sales Director of Varian Associates Instruments Group; Director of Minicomputer Systems at Sperry Univac; and Vice President of Finance and Administration at Varian Data Machines. Mr. Dilworth has developed an intimate knowledge of our business, employees, culture, and competitors during his tenure with our company and we believe that these traits, and his in-depth knowledge of high-tech companies, demonstrate that he is well-qualified to serve on our board. Mr. Dilworth is currently a director of eOn Communications, which is listed on NASDAQ, and Public Wireless, Inc, a privately-held corporation. During the five year period ended December 31, 2010, Mr. Dilworth served as a director of the following privately-held entities: Amber Technologies; Get2Chip.com, Inc.; Mobility Electronics; Sky Pipeline; and Yummy Interactive.

William Swain, age 70, has been our Chief Financial Officer and Secretary since March 2000. Mr. Swain was a consultant from August 1998 until February 2000, working with entrepreneurs in the technology industry in connection with the start-up and financing of new business opportunities. Mr. Swain was Chief Financial Officer and Secretary of Metricom Inc., from January 1988 until June 1997, during which time he was instrumental in private financings as well as Metricom’s initial public offering and subsequent public financing activities. Mr. Swain continued as Senior Vice President of Administration with Metricom from June 1997 until July 1998. Prior to joining Metricom, Mr. Swain held top financial positions with leading companies in the computer industry, including Morrow Designs, Varian Associates and Univac. Mr. Swain holds a Bachelors degree in Business Administration from California State University of Los Angeles and is a Certified Public Accountant in the State of California.

August P. Klein, age 74, has served as one of our directors since August 1998, and Vice Chairman of the Board since February 2010. In 1995 Mr. Klein founded JSK Corporation, a general contracting firm. Mr. Klein was an initial member of JSK Corporation’s board of directors and served as its initial Chief Executive Officer until his retirement in 1999. Mr. Klein remains a member of JSK Corporation’s board of directors. From 1989 to 1993, Mr. Klein was founder and Chief Executive Officer of Uniquest, Inc., an object-oriented application software company. From 1984 to 1988, Mr. Klein served as Chief Executive Officer of Masscomp, Inc., a developer of high performance real time mission critical systems and UNIX-based applications. Mr. Klein has served as Group Vice President, Serial Printers at Data Products Corporation and President and Chief Executive Officer at Integral Data Systems, a manufacturer of personal computer printers. Mr. Klein spent 25 years with IBM Corporation, rising to a senior executive position as General Manager of the Retail/Distribution Business Unit. We believe that Mr. Klein’s more than 30 years’ experience as chief executive and board member of many different companies, including multiple high-tech companies, supports our belief that he is well-qualified to serve as a member of our board. Mr. Klein currently serves as a trustee of the United States Supreme Court Historical Society and as a trustee of the Computer Museum in Boston, Massachusetts. During the five year period ended December 31, 2009, Mr. Klein was a director of privately-held QuickSite Corporation. Mr. Klein holds a B.S. in Mathematics from St. Vincent College.

Gordon Watson, age 75, has served as one of our directors since April 2002. Mr. Watson brings over 30 years’ executive, board and management experience to our board. In 1997 Mr. Watson founded Watson Consulting, LLC, a consulting company for early stage technology companies, and has served as its President since its inception. From 1996 to 1997, Mr. Watson served as Western Regional Director, Lotus Consulting of Lotus Development Corporation, a subsidiary of IBM. From 1988 to 1996, Mr. Watson held various positions with Platinum Technology, Incorporated, most recently serving as Vice President Business Development. Earlier positions included: Chief Operating Officer for Local Data, Incorporated; President, Troy Division, Data Card Corporation; and Vice President and General Manager, Minicomputer Division, Computer Automation, Incorporated. Mr. Watson also held various executive and director level positions with TRW, Incorporated, Varian Data Machines, and Computer Usage Company. We believe that Mr. Watsons’s qualifications to serve on our board include his over 25 years’ executive-level experience (full income statement responsibility) at the Chief Operating Officer, Vice President, General Manager, and Division President levels, his extensive knowledge and understanding of the high tech industry, and his over 10 years’ experience serving on the boards of other public and privately-held companies. Mr. Watson holds a Bachelors of Science degree in electrical engineering from the University of California at Los Angeles and has taught at the University of California at Irvine. Mr. Watson also serves on advisory boards for AKiiRA Media Systems, Incorporated, and Sterling Pear, Incorporated. Each of these entities is a privately-held company. During the five year period ended December 31, 2010, Mr. Watson served as a director of publicly-held DPAC Technologies and of the following privately-held entities: SoftwarePROSe, Inc.,

Grapevine Software, PATH Reliability, Inc. and Pound Hill Software. During the five year period ended December 31, 2010, Mr Watson has also served on the advisory boards for Cluepedia, Inc., and Mobophiles, Inc., each of which are privately-held companies.

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

Based solely on our review of the copies of such forms, we believe that during the year ended December 31, 2010 all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation we paid to our executive officers for the fiscal years ended December 31, 2010 and 2009;

Summary Compensation Table
Name and Principal Position	Year	Salary	Option Awards (1)	All Other Compensation		Total
Robert Dilworth,	2010	$321,717	$—	$3,810	(2)	$325,527
Chief Executive Officer	2009	311,131	6,250	—		317,381
William Swain,	2010	170,489	—	8,428	(2)	178,917
Chief Financial Officer	2009	157,511	3,750	2,000	(2)	163,261

(1)
The amounts listed in the Option Awards column reflect the aggregate grant date fair value of the underlying options granted to the respective named officer during the respective year. For Mr. Dilworth such amount is based on an option award made on January 2, 2009 in the amount of 125,000 options at an exercise price, which was equal to the grant date fair value, of $0.05. For Mr. Swain such amount is based on an option award made on January 2, 2009 in the amount of 75,000 options at an exercise price, which was equal to the grant date fair value, of $0.05. Neither Mr. Dilworth nor Mr. Swain were awarded stock options during 2010.

(2)
For Mr. Dilworth, such amount represents group term life insurance premiums. For M. Swain, such amount represents group term life insurance premiums ($6,428) for 2010 and our contribution to the 401(k) Plan ($2,000) for 2010 and 2009.

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

Pursuant to his offer letter, Mr. Swain would be entitled to three-months’ severance of his then base salary in the event of a merger or acquisition which lead to a change in the nature, reduction or elimination of his duties, a reduction in his level of compensation, relocation of the corporate office by more than 50 miles from its then current location or his termination.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards At Fiscal Year-End
	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options Exercisable		Option Exercise Price	Option Expiration Date
Robert Dilworth,	100,000	(2)	$0.25	03/04/12
Chief Executive Officer	40,000	(2)	$0.18	05/04/13
	300,000	(3)	$0.34	11/14/14
	200,000	(2)	$0.43	01/26/15
	125,000	(2)	$0.21	01/25/16
	125,000	(2)	$0.17	01/14/17
	125,000	(2)	$0.38	01/01/18
	125,000	(2)	$0.05	01/01/19

William Swain,	40,000	(2)	$0.18	05/04/13
Chief Financial Officer	380,000	(3)	$0.34	11/14/14
	160,000	(2)	$0.43	01/26/15
	75,000	(2)	$0.21	01/25/16
	75,000	(2)	$0.17	01/14/17
	75,000	(2)	$0.38	01/01/18
	75,000	(2)	$0.05	01/01/19

(1) As of December 31, 2010.

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

Compensation of Directors

During the years ended December 31, 2010 and 2009, our non-employee directors were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a board committee, and a $1,500 quarterly retainer. Additionally, non-employee directors are granted stock options periodically, typically on a yearly basis.

Director Compensation
Name	Year	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
August Klein	2010	$25,000	$—	$—	$25,000
Gordon Watson	2010	25,000	—	—	25,000

Michael Volker, a member of our Board of Directors from July 2001 to November 2009, withdrew his candidacy as a director prior to our Annual Meeting of Shareholders on November 18, 2009.  Upon the cessation of his service as director, we entered into an agreement with Mr. Volker that paid him $1,500 per quarter, during the year ending December 31, 2010, in return for which he provided us with advisory services in our search for a replacement director, and prospective potential business combinations. Additionally, we modified certain of Mr. Volker’s previously granted stock option awards by accelerating their vesting to November 18, 2009 and/or changing their expiration date to December 31, 2010. We recorded a non-cash stock –based compensation charge of $10,800 during 2009 as a result of modifying Mr. Volker’s stock option awards.

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

The following table sets forth certain information, as of March 25, 2011, with respect to the beneficial ownership of shares of our common stock held by:  (i) each director; (ii) each person known by us to beneficially own 5% or more of our common stock; (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group.  Unless otherwise indicated, the address for each stockholder is c/o GraphOn Corporation, 5400 Soquel Avenue, Suite A2, Santa Cruz, California 95062.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)(2)	Percent of Class (%)
Robert Dilworth (3)	1,403,820	3.0
William Swain (4)	1,037,400	2.2
August P. Klein (5)	845,760	1.8
Gordon Watson (6)	722,300	1.6
AIGH Investment Partners, LLC (7) 6006 Berkeley Avenue Baltimore, MD 21209	6,080,278	13.2
Paul Packer (8) 60 Broad Street, 38th Floor New York, NY 10004	4,127,950	9.0
All current executive officers and directors as a group (4 persons)(9)	4,009,280	8.1

(1)
As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security.  Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock.  With respect to each stockholder, any shares issuable upon exercise of options held by such stockholder that are currently exercisable or will become exercisable within 60 days of March 25, 2011 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage ownership of our common stock is based on 46,003,569 shares of common stock outstanding as of March 25, 2011.
(3)	Includes 1,140,000 shares of common stock issuable upon the exercise of outstanding options.
(4)	Includes 880,000 shares of common stock issuable upon the exercise of outstanding options.
(5)	Includes 595,000 shares of common stock issuable upon the exercise of outstanding options.
(6)	Includes 580,000 shares of common stock issuable upon the exercise of outstanding options.
(7)
Based on information contained in a Schedule 13G/A filed by AIGH Investment Partners, LLC on March 3, 2008, and information known to us, AIGH has shared voting and dispositive power with respect to 6,080,278 shares of common stock. Orin Hirschman is the managing member of AIGH Investment Partners, LLC.

(8)
Based on information contained in a Schedule 13G/A filed by Paul Packer and related parties on February 11, 2011, Mr. Packer has sole voting and dispositive power with respect to 884,099 shares of common stock and shared voting and dispositive power with respect to 3,243,851 shares of common stock.

(9)	Includes 3,195,000 shares of common stock issuable upon the exercise of outstanding options.

Equity Compensation Plan Information.  The following table sets forth information related to all of our equity compensation plans as of December 31, 2010:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
1996 Stock Option Plan	30,000	$0.43	—
1998 Stock Option/Stock Issuance Plan	2,691,600	$0.39	—
2005 Equity Incentive Plan	2,115,000	$0.24	705,000
Equity compensation plans not approved by security holders:
Stock option plans (1)	2,486,333	$0.16	1,061,334
Total - all plans	7,322,933	$0.27	1,766,334

(1)
(a) The supplemental stock option plan, which was approved by our board of directors in May 2000 (the “Supplemental Plan”), expired on April 30, 2010, thus no future options could be granted from this plan. Options were restricted to employees who were neither officers nor directors at the grant date. As of December 31, 2010, options to purchase 381,000 shares of common stock were outstanding.

(b) On February 14, 2005, our board of directors approved a stock option plan (the “GG Plan”) for a named employee, who at the time of the option grant was neither an officer nor a director.  The GG Plan is authorized to issue options for up to 250,000 shares of common stock.  Under the terms of the GG Plan, the exercise price of all options issued under the GG Plan would be equal to the fair market value of our common stock on the date of the grant.

All options granted under the GG Plan are immediately exercisable by the optionee; however, there is a vesting period for the options.  The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant.  The exercise price is immediately due upon exercise of the option.  Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The GG Plan will terminate no later than February 15, 2015.  As of December 31, 2010, options to purchase 250,000 shares were outstanding under the GG Plan and no shares remained available for issuance.

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

All options granted under the 08 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options.  The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant.  The exercise price is immediately due upon exercise of the option.  Under the terms of the 08 Plan, the exercise price of all options issued under the 08 Plan would be equal to the fair market value of our common stock on the date of the grant.  Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The 08 Plan will terminate no later than November 19, 2018.  As of December 31, 2010, options to purchase 1,855,333 shares were outstanding under the 08 Plan, no restricted shares had been awarded, options to purchase 83,333 shares had been exercised, and 1,061,334 shares remained available for issuance.

For additional information concerning our equity compensation plans, see Note 7 to our consolidated financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in Item 10 of this Annual Report on Form 10-K concerning director independence is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Macias Gini & O’Connell LLP for the years ended December 31, 2010 and 2009 were as follows:

Category	2010	2009
Audit fees	$142,600	$142,600
Audit – related fees	—	—
Tax fees	14,000	14,000
Other fees	—	—
Totals	$156,600	$156,600

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

(b)  Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2	Second Amended and Restated Bylaws of Registrant (2)
4.1	Form of certificate evidencing shares of common stock of Registrant (3)
10.1	1996 Stock Option Plan of Registrant (3)
10.2	1998 Stock Option/Stock Issuance Plan of Registrant (4)
10.3	Supplemental Stock Option Agreement, dated as of June 23, 2000 (4)
10.4	Employee Stock Purchase Plan of Registrant (4)
10.5	Lease Agreement between Registrant and Central United Life Insurance, dated as of October 24, 2003 (5)
10.6	Fourth Amendment to Lease Agreement between Registrant and Central United Life Insurance, dated as of September 15, 2009 (2)
10.7	2005 Equity Incentive Plan (6)
10.8	Stock Option Agreement, dated January 29, 2005, by and between Registrant and Gary Green (7)
10.9	Employment Agreement, dated February 11, 2000, by and between Registrant and William Swain (8)
10.10	Director Severance Plan (9)
10.11	Key Employee Severance Plan (9)
10.12	2008 Equity Incentive Plan (10)
14.1	Code of Ethics (5)
21.1	Subsidiaries of Registrant (11)
23.1	Consent of Macias Gini & O’Connell LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

__________

(1)	Filed on April 2, 2007 as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated herein by reference
(2)	Filed on March 31, 2010 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference
(3)
Filed as an exhibit (Exhibit 4.1 was filed on September 19, 1996 and Exhibit 10.1 was filed on August 30, 1996) to the Registrant’s Registration Statement on Form S-1 (File No. 333-11165), and incorporated herein by reference

(4)	Filed on June 23, 2000 as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-40174), and incorporated herein by reference
(5)	Filed on March 30, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference
(6)	Filed on November 25, 2005 as an exhibit to the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting, and incorporated herein by reference
(7)	Filed on April 17, 2006 as an exhibit to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and incorporated herein by reference
(8)
Filed on February 7, 2007 as an exhibit to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement to Form S-1 on Form SB-2 (File No. 333-124791), and incorporated herein by reference

(9)	Filed on August 14, 2008 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, and incorporated herein by reference.
(10)	Filed on December 17, 2008 as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-156229) and incorporated herein by reference
(11)	Filed on March 31, 2009 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference

(c)  Financial Statement Schedule

Not applicable for smaller reporting companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation

March 31, 2011	By:	/s/ Robert Dilworth
Robert Dilworth
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert Dilworth Robert Dilworth	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
/s/ William Swain William Swain	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 31, 2011
/s/ August P. Klein August P. Klein	Director	March 31, 2011
/s/ Gordon Watson Gordon Watson	Director	March 31, 2011