Form 10-Q
period 2011-03-31
GRAPHON CORP/DE
filed 2011-05-16
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2011

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

As of May 11, 2011, there were issued and outstanding 46,006,625 shares of the registrant’s common stock, par value $0.0001.

GraphOn Corporation
FORM 10-Q

Forward-Looking Information

This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this report are forward-looking statements.  In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements.  Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements.  Factors that may cause such a difference include the following:

•	our history of operating losses and expectation that those losses will continue at least for the near future;
•	that our revenue is typically generated from a very limited number of significant customers; and
•
other factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 31, 2011, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	March 31, 2011	December 31, 2010
Current Assets:
Cash	$1,653,000	$1,891,000
Accounts receivable, net	670,300	1,015,900
Prepaid expenses	130,300	84,100
Total Current Assets	2,453,600	2,991,000

Capitalized software, net	398,300	237,700
Property and equipment, net	58,100	69,900
Patents, net	—	39,300
Other assets	8,100	8,100
Total Assets	$2,918,100	$3,346,000

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$704,000	$669,000
Deferred revenue	2,015,100	2,058,300
Total Current Liabilities	2,719,100	2,727,300

Deferred revenue	577,700	640,200
Total Liabilities	3,296,800	3,367,500

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.0001 par value, 195,000,000 shares authorized, 46,006,625 and 45,981,625 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	4,600	4,600
Additional paid-in capital	58,914,500	58,902,000
Accumulated deficit	(59,297,800)	(58,928,100)
Total Stockholders' Deficit	(378,700)	(21,500)
Total Liabilities and Stockholders' Deficit	$2,918,100	$3,346,000

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Revenue	$1,462,700	$1,881,500
Costs of revenue	147,500	262,200
Gross profit	1,315,200	1,619,300

Operating expenses:
Selling and marketing	526,600	509,800
General and administrative	700,200	792,800
Research and development	457,500	758,400
Total operating expenses	1,684,300	2,061,000

Loss from operations	(369,100)	(441,700)

Other income, net	200	2,700
Loss before provision for income tax	(368,900)	(439,000)
Provision for income tax	800	600
Net loss	$(369,700)	$(439,600)

Loss per share – basic and diluted	$(0.01)	$(0.01)
Average weighted common shares outstanding – basic and diluted	46,003,569	45,955,003

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(369,700)	$(439,600)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	80,500	140,600
Stock-based compensation expense	10,800	30,300
Changes to allowance for doubtful accounts	(8,700)	—
Revenue deferred to future periods	721,900	842,300
Recognition of deferred revenue	(827,600)	(879,600)
Changes in operating assets and liabilities:
Accounts receivable	354,300	300,500
Prepaid expenses	(46,200)	(69,800)
Accounts payable and accrued expenses	35,000	(167,900)
Net Cash Used In Operating Activities	(49,700)	(243,200)

Cash Flows Used In Investing Activities:
Capitalized software development costs	(182,000)	—
Capital expenditures	(6,300)	(22,900)
Other assets	—	(1,500)
Net Cash Used In Investing Activities	(188,300)	(24,400)

Cash Flows Provided By Financing Activities:
Proceeds from sale of common stock - employee stock purchase plan	—	400
Proceeds from exercise of stock options	—	5,000
Net Cash Provided By Financing Activities	—	5,400

Net Decrease in Cash	(238,000)	(262,200)
Cash - Beginning of Period	1,891,000	2,852,900
Cash - End of Period	$1,653,000	$2,590,700

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in the opinion of management, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 31, 2011 (“2010 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2011 or any future period.

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

Revenue Recognition

The Company markets and licenses its products indirectly through channel distributors, independent software vendors (“ISVs”), value-added resellers (“VARs”) (collectively “resellers”) and directly to corporate enterprises, governmental and educational institutions and others.  Its product licenses are generally perpetual.  The Company also separately sells intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, as well as other products and services.

Generally, software license revenues are recognized when:
  Persuasive evidence of an arrangement exists (i.e., when the Company signs a non-cancelable license agreement wherein the customer ackowledges an unconditional obligation to pay, or upon receipt of the customer's purchase order), and
  Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licesned program(s) is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed program(s)), and
  The price to the customer is fixed or determinable, as typically evidenced in a singed non-cancelable contract, or a cusomter's purchase order, and
  Collectability is probable. If collectability is not considered probable, revenue is recognized when the fee is collected.
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

If sufficient VSOE of fair value does not exist so as to permit the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. If evidence of VSOE of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Certain resellers purchase product licenses that they hold in inventory until they are resold to the ultimate end user (an “inventory stocking order”). The Company defers recognition of revenue from inventory stocking orders until the underlying licenses are sold to the end user.

There are no rights of return granted to resellers or other purchasers of the Company’s software products.

Revenue from maintenance contracts is recognized ratably over the related contract period, which generally ranges from one to five years.

Intellectual property license agreements provide for the payment of a fully paid licensing fee in consideration for the grant of a one-time, non-exclusive license to manufacture and/or sell products covered by patented technologies owned by the Company. Generally, the execution of these license agreements also provides for the release of the licensee from certain past and future claims, and the dismissal of any pending litigation between the Company and the licensee. Pursuant to the terms of these license agreements, the Company has no further obligation with respect to the grant of the license, including no express or implied obligation to maintain or upgrade the patented technologies, or provide future support or services to the licensee. As such, the earnings process is complete upon the execution of the license agreement, and revenue is recognized upon execution of the agreement, and the determination that collectability is probable.

All of the Company’s software and intellectual property licenses are denominated in U.S. dollars.

Software Development Costs

The Company capitalizes software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with GAAP. Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. The Company estimates the useful life of its capitalized software and amortizes its value over its estimated life. If the actual useful life is shorter than the estimated useful life, the Company will amortize the remaining book value over the remaining estimated useful life or the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required. The Company capitalized $183,700 and $0 of software development costs during the three-month periods ended March 31, 2011 and 2010, respectively. Such costs capitalized during 2011 were incurred in the development of GO-Global Cloud for Windows.

Long-Lived Assets

Long-lived assets, which consist primarily of capitalized software development costs, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three-month periods ended March 31, 2011 or 2010.

Patents

Patents are amortized over their estimated economic lives under the straight-line method, and are reviewed for potential impairment at least annually. Costs associated with filing, documenting or writing method patents are expensed as incurred. Contingent legal fees paid in connection with patent litigation, or settlements thereof, are charged to costs of revenue. All other non-contingent legal fees and costs incurred in connection with a patent lawsuit, or settlements thereof, are charged to general and administrative expense as incurred.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts that reflects its best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable.  The Company regularly reviews the adequacy of its allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. The Company specifically reserves for those accounts deemed uncollectible. The Company also establishes, and adjusts, a general allowance for doubtful accounts based on its review of the aging and size of its accounts receivable.  The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended March 31, 2011 and 2010:

Three Months Ended March 31,	Beginning Balance	Charge Offs	Recoveries	General Provision	Ending Balance
2011	$32,800	$—	$—	$(8,700)	$24,100
2010	32,000	—	—	—	32,000

Financial Statement Presentation – Condensed Consolidated Statement of Cash Flows

Certain amounts from the prior year have been reclassified to conform to the current year’s presentation. Such reclassifications had no effect on total cash flow from operations, investing or financing activities.

3.  Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, recorded by the Company in its Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2011 and 2010, respectively, by classification:
	Three Months Ended March 31,
Income Statement Classification	2011	2010
Costs of revenue	$1,000	$1,300
Selling and marketing expense	4,700	3,200
General and administrative expense	2,900	17,100
Research and development expense	2,200	11,500
	$10,800	$33,100

The Company estimated the fair value of each stock-based award granted during the three-month period ended March 31, 2011 and 2010 as of the respective dates of grant, using a binomial model with the assumptions set forth in the following table:
	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011	185%	2%	7.5	20%	2.82%	—
2010	175%	2%	7.5	20%	3.72%	—

Stock-based compensation expense has historically included costs associated with shares of common stock purchased under the Company’s Employee Stock Purchase Plan (“ESPP”). The last shares purchased through the ESPP were purchased effective January 31, 2010, the date the ESPP expired. For shares purchased on such date, the Company applied the same variables as noted in the table above for 2010 to the calculation of such costs, except that the expected term was 0.5 years and the risk-free interest rate was 0.19%. The time span from the date of grant of ESPP shares to the date of purchase was six months.

Expected volatility is based on the historical volatility of the Company’s common stock over the expected option term period ended on the end of each of the respective quarterly reporting periods noted in the above table. The estimated annualized forfeiture rate was based on an analysis of historical data and considered the impact of events such as work force reductions the Company carried out during previous years. The expected term of the Company’s stock-based option awards was based on historical award holder exercise patterns and considered the market performance of the Company’s common stock and other items. The estimated exercise factor was based on an analysis of historical data; historical exercise patterns; and a comparison of historical and current share prices. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to the Company’s expected term on its stock-based awards. The Company does not anticipate paying dividends on its common stock for the foreseeable future

The following table presents a summary of the status and activity of the Company’s stock option awards for the three-month period ended March 31, 2011.

Three Months Ended March 31, 2011	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2010	7,322,933	$0.27
Granted	721,000	0.05
Exercised	—	—
Forfeited or expired	(61,652)	0.84
Outstanding – March 31, 2011	7,982,281	$0.24	5.71	$ 224,400

The weighted average fair value of options granted during the three-month period ended March 31, 2011 was $0.05.  Of the options outstanding as of March 31, 2011, 6,340,768 were vested, 1,606,892 were estimated to vest in future periods and 34,621 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally, ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to the Company prior to full vesting at the option’s exercise price.

As of March 31, 2011, there was approximately $43,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately thirteen months.

4.  Revenue

Revenue for the three-month periods ended March 31, 2011 and 2010 was comprised as follows:

	Three Months Ended March 31,		2011 Over (Under) 2010
Revenue	2011	2010	Dollars	Percent
Software Licenses
Windows	$576,800	$528,300	$48,500	9.2%
Unix	232,200	368,500	(136,300)	-37.0%
	809,000	896,800	(87,800)	-9.8%
Intellectual property licenses	—	400,000	(400,000)	-100.0%
Software Service Fees
Windows	371,500	305,600	65,900	21.6%
Unix	276,300	271,900	4,400	1.6%
	647,800	577,500	70,300	12.2%
Other	5,900	7,200	(1,300)	-18.1%
Total Revenue	$1,462,700	$1,881,500	$(418,800)	-22.3%

5.  Cost of Revenue

Cost of revenue for the three-month periods ended March 31, 2011 and 2010 was comprised as follows:

	Three Months Ended March 31,		2011 Over (Under) 2010
	2011	2010	Dollars	Percent
Software service costs	$110,100	$96,700	$13,400	13.9%
Software product costs	37,400	5,500	31,900	580.0%
Intellectual property licenses - contingent legal fees	—	160,000	(160,000)	-100.0%
	$147,500	$262,200	$(114,700)	-43.7%

6.  Capitalized Software

Capitalized software consisted of the following:

	March 31, 2011	December 31, 2010
Software development costs	$461,500	$277,800
Accumulated amortization	(63,200)	(40,100)
	$398,300	$237,700

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $23,100 during the three-month period ended March 31, 2011.  The Company recorded $183,700 and $0 of capitalized software development costs during the three-month periods ended March 31, 2011 and 2010, respectively.  All of the capitalized software development costs relating to the development of GO-Global Cloud for Windows were incurred and reported during the three-month period ended March 31, 2011. Such costs included $1,700 of non-cash stock-based compensation costs (See Note 10).

7.  Patents

Patents consisted of the following:

	March 31, 2011	December 31, 2010
Patents	$2,839,000	$2,839,000
Accumulated amortization	(2,839,000)	(2,799,700)
	$—	$39,300

Patent amortization, which aggregated $39,300 and $118,100 during the three-month periods ended March 31, 2011 and 2010, respectively, is a component of general and administrative expenses.

8.  Stockholders’ Equity – Stock Repurchase Program

During the each of the three-month periods ended March 31, 2011 and 2010, the Company did not repurchase any of its common stock under the terms of its Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of March 31, 2011, approximately $782,600 remained available for future purchases under this program. The Company is not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at the Company’s discretion.

9.  Commitments and Contingencies

The Company is currently involved in various legal proceedings pertaining to its intellectual property. In all such proceedings the Company has retained the services of various outside counsel under contingency fee arrangements that require the Company to only pay for certain non-contingent costs, such as services for expert consultants and travel, prior to a final verdict or settlement of the respective underlying proceeding. As of May 16, 2011 there have been no material developments in its legal proceedings as described in the Company’s 2010 10-K Report.

During April 2011, the Company signed a one-year extension on the lease for its Santa Cruz, California corporate headquarters facility. Under such extension, which lease will commence in August 2011 upon the expiration of the current lease, the monthly rent for the facility remains at approximately $3,900.

As of May 16, 2011 there have been no material developments in the other commitments and contingencies as described in the Company’s 2010 10-K Report not discussed above.

10.  Supplemental Disclosure of Cash Flow Information

The Company did not disburse any cash for the payment of interest expense during either of the three-month periods ended March 31, 2011 or 2010.

The Company disbursed $700 and $0 for the payment of income taxes during the three-month periods ended March 31, 2011 and 2010, respectively. All such disbursements were for the payment of foreign income taxes related to the operation of the Company’s Israeli subsidiary, GraphOn Research Labs Ltd.

During the three-month period ended March 31, 2011, the Company capitalized $1,700 of stock-based compensation expense, for which no cash was disbursed, as a component of capitalized software development costs. The Company did not capitalize any software development costs during the same period of the prior year.

11.  Earnings (Loss) Per Share

Earnings or loss per share is calculated by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share (“Diluted EPS”) is calculated by dividing the net income or loss for the period by the total of the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. During all periods presented in the Company’s Condensed Consolidated Statements of Operations, potentially dilutive securities included shares of common stock potentially issuable upon exercise of stock options. Dilutive EPS excludes the impact of potential issuance of shares of common stock related to the Company’s stock options in periods in which the exercise price of the stock option is greater than the average market price of the Company’s common stock during such periods.

For the three-month periods ended March 31, 2011 and 2010, 5,479,043 and 7,387,473 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

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

Segment revenue for the three-month periods ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
Revenue	2011	2010
Software	$1,462,700	$1,481,500
Intellectual Property	—	400,000
Consolidated Revenue	$1,462,700	$1,881,500

The Company does not analyze revenue based on the geographical location of its customers as to do so would be impractical.

Segment loss from operations for the three-month periods ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
Loss From Operations	2011	2010
Software	$(210,800)	$(428,300)
Intellectual Property	(158,300)	(13,400)
Consolidated Loss From Operations	$(369,100)	$(441,700)

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

As of March 31, 2011, segment long-lived assets were as follows:

Long-Lived Assets	Cost Basis	Accumulated Depreciation /Amortization	Net, as Reported
Software	$1,778,400	$(1,322,000)	$456,400
Intellectual Property	2,839,000	(2,839,000)	—
Unallocated	8,100	—	8,100
	$4,625,500	$(4,161,000)	$464,500

The Company does not allocate certain other long-lived assets, primarily cash deposits, to its segments.

Products and services provided by the software segment include all currently available versions of GO-Global Host, GO-Global Cloud, GO-Global Client, OEM private labeling kits, software developer’s kits, maintenance contracts and product training and support. The intellectual property segment provides licenses to the Company’s intellectual property. The Company’s two segments do not engage in cross-segment transactions.

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

Overview

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

Application virtualization software is sometimes referred to, or categorized, as thin-client computing or server-based computing. It is a software model wherein traditional desktop software applications are relocated to run entirely on a server, or host computer.  This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing.  Our software architecture provides application developers with the ability to relocate their desktop applications to a host computer from where they can be quickly accessed by a wide range of computer and display devices over a variety of connections. Applications can be Web-enabled without the need to modify the original Windows, UNIX or Linux application’s software. Secure private cloud environments can be implemented where the applications and data remain centralized behind a secure firewall and are accessed from remote locations.

Our Products

Our primary product offerings can be categorized into product families as follows:
  GO-Global Host: Host products allow access to applications from remote locations and a variety of connections, including the Internet and dial-up connections. Such access allows applications to be run via a Web browser, over many types of data connections, regardless of the bandwidth or operating system. Web-enabling is achieved without modifying the underlying application's code or requiring costly add-ons. Host family products include GO-Global Windows Host 4 and all currently available versions of our legacy GO-Global products (GO-Global for Windows 3.2 and GO-Global for UNIX 2.2).
  GO-Global Cloud: Cloud products offer a centralized management suite that gives users the ability to access and share applications, files and documents on Windows, UNIX and Linux computers via simple hyperlinks. They give administrators extensive control over user rights and privileges, and allow them to monitor and manage clusters of GO-Global Hosts that support thousands of users. GO-Global Cloud products give application developers the ability to integrate Windows, UNIX and Linux applications into their Web-based enterprise and workflow applications. GO-Global Cloud products include GO-Global Host capabilities. We released GO-Global Cloud for Windows in March 2011 and expect to release GO-Global Cloud for UNIX in the second half of 2011.
  GO-Global Client: We plan to develop Client products for portable and mobile devices. Currently underway, with release expected for the second quarter of 2011, is a Client product for the iPad.
Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance.  We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2010 10-K Report.

Results of Operations for the Three-Month Periods Ended March 31, 2011 and 2010.

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended March 31, 2011 and 2010 was comprised as follows:

	Three Months Ended March 31,		2011 Over (Under) 2010
Revenue	2011	2010	Dollars	Percent
Software Licenses
Windows	$576,800	$528,300	$48,500	9.2%
Unix	232,200	368,500	(136,300)	-37.0%
	809,000	896,800	(87,800)	-9.8%
Intellectual property licenses	—	400,000	(400,000)	-100.0%
Software Service Fees
Windows	371,500	305,600	65,900	21.6%
Unix	276,300	271,900	4,400	1.6%
	647,800	577,500	70,300	12.2%
Other	5,900	7,200	(1,300)	-18.1%
Total Revenue	$1,462,700	$1,881,500	$(418,800)	-22.3%

Software Revenue

Our software revenue, historically, has been primarily derived from product licensing fees and service fees from maintenance contracts. Historically, our software revenue has tended to be lower during the three-month period ended March 31st than for any other three-month period within the same year.

Software Licenses

During the three-month period ended March 31, 2011, software licenses revenue from our Windows products increased, as compared with the same period of the prior year. The increase primarily resulted from higher aggregate sell-through volumes reported by certain of our resellers (a “stocking reseller”).  We recognize revenue when a stocking reseller has sold our software license to an end user (the “sell-through” method); thus, our revenue varies based on our resellers’ reported sales. Few stocking resellers maintain inventories of our UNIX products; almost all stocking resellers maintain inventories of our Windows products.

The decrease in UNIX software licenses revenue during the three-month period ended March 31, 2011, as compared with the same period of the prior year, was primarily due to a reduction of $129,000 in orders received and fulfilled from one of our larger non-stocking customers.

Our software revenue varies from period to period, sometimes by a material amount. The majority of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. An increasing number of our stocking resellers purchase software licenses that they hold in inventory until they are resold to the ultimate end user. We defer recognition of revenue from these sales (on our Condensed Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying software licenses to the ultimate end user. Consequently, if any of our significant stocking resellers materially change the rate at which they resell our software licenses to the ultimate end user, our software licenses revenue could be materially impacted.

We recognize revenue from the sale of software licenses directly to end user customers upon shipment, assuming all other criteria for revenue recognition are met. Consequently, if any significant end user customer substantially changes its order level, or fails to order during the reporting period, our software licenses revenue could be materially impacted. We expect software licensing revenue for 2011 to be higher than 2010 primarily as a result of anticipated higher aggregate sell-through volumes being reported by our stocking resellers and the introduction of our new products into the marketplace.

Software Service Fees

The increase in software service fees revenue attributable to our Windows products during the three-month period ended March 31, 2011, as compared with the same period of the prior year, was primarily the result of the continued growth of the number of Windows maintenance contracts purchased by our end-user customers. Since our end-user customers who typically purchase maintenance contracts for their software licenses historically have renewed them upon expiration, to the extent we continue to license an increasing number of our products, we anticipate that revenue recognized from the sale of software service contracts will increase in relative proportion to the increase in our sale of such new software licenses.

Software service fees revenue attributable to our UNIX products was relatively unchanged from the prior year. Had there been growth in UNIX software license revenue, we would have expected to have seen an increase in UNIX software service fees revenue as we would have expected maintenance contracts to have been sold with the software licenses. Since we have few customers who stock inventories of UNIX licenses, the level of software service fees revenue attributable to our UNIX products tends to trend more closely with UNIX software license revenue.

We expect that software service fees for the year for 2011 will be higher than those for 2010.

Other

The decrease in other revenue for the three-month period ended March 31, 2011, as compared with the same period of the prior year was primarily due to a decrease in training services revenue.  We typically recognize such revenue only when such services are requested by a new stocking reseller; they sign a contract with us and simultaneously place their first stocking order. Such revenues do not comprise a material portion of our revenue streams and can vary from period to period.

Intellectual Property Revenue

The amount of revenue we generate from each intellectual property license we grant can vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology. We recognized $400,000 of revenue from intellectual property licenses during the three-month period ended March 31, 2010. We did not recognize any revenue from intellectual property licenses during the three-month period ended March 31, 2011.

Our receipt of intellectual property licenses revenue is unpredictable. Due to the high cost of patent litigation, we have determined that we will not be initiating any new infringement litigation, or attempting to seek license revenue with respect to any of our patent families that were not involved in our ongoing litigation as of December 31, 2008.

Costs of Revenue

Software Costs of Revenue

Software costs of revenue are comprised primarily of software service costs, which represent the costs of customer service. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet. Also included in software costs of revenue are software product costs, which are primarily comprised of the amortization of capitalized software development costs, and costs associated with licenses to third party software included in our product offerings.

Under accounting principles generally accepted in the United States (GAAP), research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the products. No such costs were capitalized during the three-month period ended March 31, 2010. During the three-month period ended March 31, 2011, we capitalized $183,700 of software development costs related to the development of GO-Global Cloud for Windows. We do not anticipate capitalizing any further costs associated with GO-Global Cloud for Windows. Amortization of capitalized software development costs was $23,100 during the three-month period ended March 31, 2011. All such amortization pertained to GO-Global Windows Host as amortization for GO-Global Cloud for Windows did not commence during the three-month period ended March 31, 2011. No such costs were amortized during the corresponding period of the prior year.

Software cost of revenue was 10% and 5% of total revenue for the three months ended March 31, 2011 and 2010, respectively.

Software cost of revenue for the three-month periods ended March 31, 2011 and 2010 was as follows:

			2010 Over (Under ) 2009
Description	2011	2010	Dollars	Percent
Software service costs	$110,100	$96,700	$13,400	14%
Software product costs	37,400	5,500	31,900	580%
	$147,500	$102,200	$45,300	44%

Software service costs increased during the three-month period ended March 31, 2011, as compared with the same period of the prior year primarily as a result of the release of GO-Global Windows Host 4.0. As is typical with new releases, we have experienced an increase in our customers’ need for support with the new product. We expect software service costs to remain higher during the remainder of 2011, as compared with the similar period of the prior year, due to the release of GO-Global Cloud for Windows and the anticipated release of additional new products later in 2011.

Software service costs include non-cash stock-based compensation. Such costs aggregated approximately $1,000 and $1,300 for the three-month periods ended March 31, 2011 and 2010, respectively.

The increase in software product costs for the three-month period ended March 31, 2011, as compared with the same period of the prior year, was primarily the result of recognizing certain costs associated with GO-Global Windows Host 4, including amortization of software development costs that were capitalized and certain costs associated with licenses to third party software included in GO-Global Windows Host 4.

Based on the items discussed above, and costs we will recognize in future reporting periods related to GO-Global Could for Windows and other new products to be introduced later in 2011, we expect 2011 costs of revenue to be higher than 2010 levels.

Intellectual Property Cost of Revenue

For the three-month periods ended March 31, 2011 and 2010, we incurred $0 and $160,000 of contingent legal fees, respectively. All such fees incurred during the three-month period ended March 31, 2010 were incurred in conjunction with the intellectual property licenses entered into during such period. No such licenses were entered into during the three-month period ended March 31, 2011.

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

Selling and marketing expenses for the three-month period ended March 31, 2011 increased by $16,800, or 3%, to $526,600, from $509,800 for the same period of 2010. Selling and marketing expenses were 36% and 27% of revenue for the three-month periods ended March 31, 2011 and 2010, respectively.

Employee costs increased during the three-month period ended March 31, 2011, as compared with the same period of the prior year, primarily due to our hiring of a Vice-President of Product Marketing to help us identify and enter strategic markets with our products.

Included in employee costs were non-cash stock-based compensation costs aggregating approximately $4,700 and $3,200, respectively, for the three-month periods ended March 31, 2011 and 2010, respectively.

We currently expect our full-year 2011 sales and marketing expense to be somewhat higher than 2010 levels, primarily due to having an additional employee for a full year.

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

General and administrative expenses decreased by $92,600 or 12%, to $700,200, for the three-month period ended March 31, 2011, from $792,800 for the same period of 2010. General and administrative expenses were approximately 48% and 42% of revenue for the three-month periods ended March 31, 2011 and 2010, respectively.

The main factor that contributed to the decrease in general and administrative expense for the three-month periods ended March 31, 2011, as compared with the same period of 2010, was the decrease in costs associated with realizing benefits associated with our patents.  All of our patents became fully amortized in January 2011, thus such amortization expense ceased.  Additionally, costs associated with our on-going patent litigation decreased, primarily as a result of the U.S. Patent Office’s reexamination of certain of our patents that have delayed activity in the litigation until future reporting periods.

Costs associated with other individual components of general and administrative expense, notably; fixed asset depreciation, insurance, rent, costs associated with being a publicly traded entity and bad debts expense did not change significantly during either the three-month period ended March 31, 2011, as compared with the same period of the prior year.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $2,900 and $17,100, respectively, for the three-month periods ended March 31, 2011 and 2010, respectively. These costs decreased primarily because no stock options were awarded to our officers and directors during either of the three-month periods ended March 31, 2011 or 2010.  All such awards vest and generate stock-based compensation expense over a three-year period. Thus, during the three-month period ended March 31, 2011 the only stock-based compensation expense being recognized for options issued to our officers and directors are for those options that were issued during the three-month period ended March 31, 2009 as no such options were subsequently issued to the officers and directors. Additionally, we use an accelerated method of recognizing stock-based compensation expense such that more expense is recognized in the first year of the three-year amortization period than the second year, and more is recognized in the second year than the third.

Based on the foregoing items, we expect general and administrative expense will be lower for 2011, as compared with 2010.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

As noted in our discussion of Software Costs of Revenue, during the three-month period ended March 31, 2011, we capitalized $183,700 of research and development costs associated with the development of GO-Global Cloud for Windows. Had these costs not met the criteria for capitalization, as established under GAAP, they would have been expensed during such periods. A significant portion of the decrease in research and development expense for the three-month period ended March 31, 2011, as compared with the same period of the prior year, was due to the capitalization of these costs.

Research and development expenses decreased by $300,900, or 40%, to $457,500, for the three-month period ended March 31, 2011, from $758,400 for the same period of 2010. Research and development expenses were approximately 31% and 40% of revenue for the three-month periods ended March 31, 2011 and 2010, respectively.

We had two fewer engineers during the three-month period ended March 31, 2011, as compared with the same period of the prior year, and costs associated with contract programmers were lower as certain programmers’ tasks were completed with the release of GO-Global Windows Host 4 in 2010. These factors also contributed to the overall decrease in research and development expenses for the three-month period ended March 31, 2011, as compared with the same period of the prior year.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $2,200 and $11,500, for the three-month periods ended March 31, 2011 and 2010, respectively. The main reason for the decreases in these amounts was that some of these costs were capitalized as they were associated with new product development, as discussed above.

During the three-month period ended March 31, 2011, we released GO-Global Cloud for Windows. We currently expect to release GO-Global iPad Client during the second quarter of 2011 and GO-Global for Unix 4.0 during the second half of 2011. We expect to capitalize additional software development costs associated with each of these two new products.

As a result of these items, although we expect to invest a similar amount of cash in our research and development activities, we expect 2011 research and development expenses to be lower than those for 2010 as we expect to capitalize a larger amount of software development costs during 2011 (related to the development of GO-Global Cloud for Windows, GO-Global Cloud for UNIX, and a Client product for the iPad) than we did in 2010.

Segment Loss From Operations

Segment loss from operations for the three-month periods ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
Loss From Operations	2011	2010
Software	$(210,800)	$(428,300)
Intellectual Property	(158,300)	(13,400)
Consolidated Loss From Operations	$(369,100)	$(441,700)

The decrease in the operating loss we incurred from our software segment for the three-month period ended March 31, 2011, as compared with the same period of the prior year, was primarily due to the decreases in research and development expenses for the period, as previously discussed.

The increased operating loss we experienced from our intellectual property segment for the three-month period ended March 31, 2011, as compared with the same period of the prior year was the result of not entering into any intellectual property licensing agreements during such period.

The operating results from our intellectual property segment can vary significantly for any given reporting period based on the amount of revenue being generated by the intellectual property licenses entered into during such period. The amount of revenue generated by intellectual property licenses can also vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology. During the three-month period ended March 31, 2010, we recognized $400,000 of revenue from the license we entered into during such period. No intellectual property licenses were entered into during the three-month period ended March 31, 2011.

Other Income, net

During the three-month period ended March 31, 2011, other income, net was comprised of interest income earned on excess cash balances. During the three-month period ended March 31, 2010 a state tax refund was included in other income, net, as well as interest income earned on excess cash balances.

Net Loss

As a result of the foregoing items, we reported net losses of $369,700 and $439,600 for the three-month periods ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

We are aggressively looking at ways to improve our revenue streams through the sale of new products. In addition, should business combination opportunities present themselves to us, and should such opportunities appear to make financial sense and add value for our shareholders, we will consider those opportunities.

Although we believe that the introduction of GO-Global Windows Host 4, GO-Global Cloud for Windows and the expected introduction of new products slated for 2011 will be increase our current revenue streams, we recognize a need to reduce the current rate of our net cash consumption.  Based on cash on hand as of March 31, 2011, the anticipation of increased revenue streams, and the anticipated decrease in certain expenses, we believe that we will have sufficient resources to support our operational plans for the next twelve months without having to significantly reduce our operations.

During 2011 we expect to continue to prioritize the investment of our resources into the development of new products, particularly GO-Global iPad Client, as well as GO-Global for Unix 4.0. Further, we expect that certain of these investments will ultimately be capitalized as software development costs.

During the three-month periods ended March 31, 2011 and 2010, our reported net losses of $369,700 and $439,600, respectively, included two significant non-cash items: depreciation and amortization of $80,500 and $140,600, respectively, which were primarily related to depreciation of capitalized software development costs and amortization of our patents, and stock-based compensation expense of $10,800 and $30,300, respectively.

During the three-month period ended March 31, 2011 and 2010, we spent approximately $188,300 and $24,400, respectively, in investing activities. Approximately $182,000 of such amounts were cash expenditures related to research and development costs capitalized in conjunction with the development of GO-Global Cloud for Windows during the three-month period ended March 31, 2011. No such expenditures were made during the same period of 2010 as we did not capitalize any software development costs during such period.

Our financing activities for the three-month period ended March 31, 2010 were comprised of proceeds from the sale of stock to our employees under the terms of our employee stock purchase plan and from the exercise of employee stock options. Our employee stock purchase plan expired on January 31, 2010. No cash was provided by or used in financing activities during the three-month period ended March 31, 2011.

Cash

As of March 31, 2011, our cash balance was $1,653,000, as compared with $1,891,000 as of December 31, 2010, a decrease of $238,000, or 13%. The majority of this decrease was because our operations consumed $50,200 of cash, as well as the $182,000 of cash expenditures we capitalized related to the development of GO-Global Cloud for Windows.

Accounts Receivable, net

At March 31, 2011 and December 31, 2010, we had $670,300 and $1,015,900, respectively, in accounts receivable, net of the allowance for doubtful accounts, which allowances totaled $24,100 and $32,800, respectively.  The decrease was mainly the result of lower sales during the three-month period ended March 31, 2011, as opposed to the three-month period ended December 31, 2010. Generally, we collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of March 31, 2011, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During the three-month periods ended March 31, 2011 and 2010, no repurchases were made. As of March 31, 2011, $782,600 remains available for stock purchases under this program.

Working Capital

As of March 31, 2011, we had current assets of $2,453,600 and current liabilities of $2,719,100, which netted to working capital of negative $265,500. Included in current liabilities was the current portion of deferred revenue of $2,015,100.

Segment Long-Lived Assets

As of March 31, 2011 and December 31, 2010, long-lived assets by segment were as follows:

	March 31, 2011	December 31, 2010
Software Segment	$1,778,400	$1,588,400
Accumulated depreciation/amortization	(1,322,000)	(1,280,800)
	456,400	307,600
Intellectual Property Segment	2,839,000	2,839,000
Accumulated depreciation/amortization	(2,839,000)	(2,799,700)
	—	39,300
Unallocated	8,100	8,100
Total Long-Lived, net	$464,500	$355,000

New Accounting Pronouncements

In July 2010, FASB issued guidance related to disclosures that facilitate financial statements users’ evaluations of the nature of credit risk inherent in the entity’s portfolio of financing receivables, including trade receivables; analysis and assessments used in arriving at allowances against such risks, including an entity’s allowance for doubtful accounts; and the changes and reasons for such changes in the allowances against the credit risks. For disclosures required as of the end of a reporting period, the guidance is effective for interim and annual reporting periods ending on or after December 15, 2010. For disclosures related to activity that occurs during a reporting period, the guidance is effective for activity that occurs during a reporting period beginning on or after December 15, 2010. Adoption of this guidance did not have a material impact on our results of operations, cash flows, or financial position.

In January 2010, FASB issued guidance related to new disclosures about fair value measurements, as well as clarification on certain existing disclosure requirements. This guidance requires new disclosures on significant transfers in and out of specified categories of assets and liabilities classified as Level 1, Level 2 and Level 3, respectively, as well as Level 3 fair value measurements. Further, this guidance amends prior guidance to clarify existing disclosures in regards to the level of disaggregation of fair value measurement disclosures for each such category of assets and liabilities, as well as providing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Adoption of this guidance did not have a material impact on our results of operations, cash flows, or financial position.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 9 to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2011, stock options to purchase 721,000 shares of common stock, at an exercise price of $0.05, were granted to various non-executive employees.

The grant of such stock options to the above-listed persons was not registered under the Securities Act of 1933, because the stock options were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to section 4(2).

On January 8, 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. No shares were repurchased under the stock repurchase program during the three-month period ended March 31, 2011.

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

GraphOn Corporation
(Registrant)

Date:	May 16, 2011		Date:	May 16, 2011
By:	/s/ Robert Dilworth		By:	/s/ William Swain
	Robert Dilworth			William Swain
	Chief Executive Officer and			Chief Financial Officer
	Chairman of the Board			(Principal Financial Officer and
	(Principal Executive Officer)			Principal Accounting Officer)