Form 10-Q
period 2011-06-30
GRAPHON CORP/DE
filed 2011-08-15
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2011

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
 Yes ☒ No [   ]

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

As of August 10, 2011, there were issued and outstanding 46,006,625 shares of the registrant’s common stock, par value $0.0001.

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

the success of our new GO-Global products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; and
  other factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 31, 2011, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	June 30, 2011	December 31, 2010
Current Assets:
Cash	$1,113,800	$1,891,000
Accounts receivable, net	760,700	1,015,900
Prepaid expenses	144,900	84,100
Total Current Assets	2,019,400	2,991,000

Capitalized software, net	376,800	237,700
Property and equipment, net	53,000	69,900
Patents, net	—	39,300
Other assets	5,600	8,100
Total Assets	$2,454,800	$3,346,000

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$555,900	$669,000
Deferred revenue	2,024,600	2,058,300
Total Current Liabilities	2,580,500	2,727,300

Deferred revenue	535,400	640,200
Total Liabilities	3,115,900	3,367,500

Commitments and contingencies

Stockholders' Deficit:
Common stock, $0.0001 par value, 195,000,000 shares authorized, 46,006,625 and 45,981,625 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	4,600	4,600
Additional paid-in capital	58,938,300	58,902,000
Accumulated deficit	(59,604,000)	(58,928,100)
Total Stockholders' Deficit	(661,100)	(21,500)
Total Liabilities and Stockholders' Deficit	$2,454,800	$3,346,000

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,638,500	$2,124,500	$3,101,200	$4,006,000
Costs of revenue	130,500	212,800	278,000	475,000
Gross profit	1,508,000	1,911,700	2,823,200	3,531,000

Operating expenses:
Selling and marketing	542,800	565,300	1,069,400	1,075,100
General and administrative	650,400	732,600	1,350,600	1,525,400
Research and development	621,100	514,900	1,078,600	1,273,300
Total operating expenses	1,814,300	1,812,800	3,498,600	3,873,800

Income (loss) from operations	(306,300)	98,900	(675,400)	(342,800)

Other income (expense), net	100	(1,400)	300	1,300
Income (loss) before provision for income tax	(306,200)	97,500	(675,100)	(341,500)
Provision for income tax	—	1,300	800	1,900
Net income (loss)	$(306,200)	$96,200	$(675,900)	$(343,400)

Earnings (loss) per share – basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.01)
Average weighted common shares outstanding – basic and diluted	46,006,625	45,976,131	46,005,106	45,965,625

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(675,900)	$(343,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	132,500	280,000
Stock-based compensation expense	34,600	46,300
Changes to allowance for doubtful accounts	(4,400)	(4,100)
Revenue deferred to future periods	1,707,100	1,765,300
Recognition of deferred revenue	(1,845,600)	(1,942,800)
Changes in operating assets and liabilities:
Accounts receivable	259,600	26,000
Prepaid expenses	(60,800)	(49,500)
Accounts payable and accrued expenses	(113,100)	(327,700)
Other long term assets	2,500	6,700
Net Cash Used In Operating Activities	(563,500)	(543,200)

Cash Flows Used In Investing Activities:
Capitalized software development costs	(199,400)	(206,000)
Capital expenditures	(14,300)	(24,100)
Net Cash Used In Investing Activities	(213,700)	(230,100)

Cash Flows Provided By Financing Activities:
Proceeds from sale of common stock - employee stock purchase plan	—	400
Proceeds from exercise of stock options	—	5,000
Net Cash Provided By Financing Activities	—	5,400

Net Decrease in Cash	(777,200)	(767,900)
Cash - Beginning of Period	1,891,000	2,852,900
Cash - End of Period	$1,113,800	$2,085,000

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

Certain resellers (“stocking resellers”) purchase product licenses that they hold in inventory until they are resold to the ultimate end user (an “inventory stocking order”). At the time that a stocking reseller places an inventory stocking order, no product licenses are shipped by the Company to the stocking reseller, rather, the stocking reseller’s inventory is credited with the number of licenses purchased and the stocking reseller can resell (issue) any number of licenses from their inventory at any time. Upon receipt of an order to issue a license(s) from a stocking reseller’s inventory (a “draw down order”), the Company will ship the license(s) in accordance with the draw down order’s instructions. The Company defers recognition of revenue from inventory stocking orders until the underlying licenses are sold and shipped  to the end user, as evidenced by the receipt and fulfillment of the stocking reseller’s draw down order, assuming all other revenue recognition criteria have been met.

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

Long-Lived Assets

Long-lived assets, which consist primarily of capitalized software development costs, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or six-month periods ended June 30, 2011 or 2010.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts that reflects its best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable.  The Company regularly reviews the adequacy of its allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. The Company specifically reserves for those accounts deemed uncollectible. The Company also establishes, and adjusts, a general allowance for doubtful accounts based on its review of the aging and size of its accounts receivable.  The following table sets forth the details of the Allowance for Doubtful Accounts for the three and six-month periods ended June 30, 2011 and 2010:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
Three Months Ended June 30,
2011	$24,100	$—	$—	$4,300	$28,400
2010	32,000	—	—	(4,100)	27,900

Six Months Ended June 30,
2011	$32,800	$—	$—	$(4,400)	$28,400
2010	32,000	—	—	(4,100)	27,900

Financial Statement Presentation – Condensed Consolidated Statement of Cash Flows

Two reclassifications to the prior period statement have been made to conform to the current year’s presentation. First, the change in deferred revenue has been reclassified into its component pieces, namely; the amount of revenue deferred to future periods and the recognition of deferred revenue. Such reclassification had no effect on total cash flow from operations, investing or financing activities.  Secondly, the change in other long term assets has been reclassified as an operating activity from an investing activity to conform to the current period’s presentation. Such reclassification did not have a significant impact on total cash flow from operations or investing activities.

3.  Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, recorded by the Company in its Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2011 and 2010, respectively, by classification:
	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Classification	2011	2010	2011	2010
Costs of revenue	$1,000	$1,200	$2,000	$2,600
Selling and marketing expense	4,200	7,000	8,900	15,900
General and administrative expense	14,700	7,300	17,600	17,400
Research and development expense	3,900	500	6,100	10,400
	$23,800	$16,000	$34,600	$46,300

The Company estimated the fair value of each stock-based award granted during the three and six-month periods ended June 30, 2011 and 2010 as of the respective dates of grant, using a binomial model with the assumptions set forth in the following table:
	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011	180% - 185%	2%	7.5 – 10.0	20%-150%	2.82%-3.24%	—
2010	175%	2%	10.0	20%	3.72%	—

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

Expected volatility is based on the historical volatility of the Company’s common stock over the expected option term period ended on the last business day of each respective quarterly reporting period. The estimated annualized forfeiture rate was based on an analysis of historical data and considered the impact of events such as work force reductions the Company carried out in previous years. The expected term of the Company’s stock-based option awards was based on historical award holder exercise patterns and considered the market performance of the Company’s common stock and other items. The estimated exercise factor was based on an analysis of historical data; historical exercise patterns; and a comparison of historical and current share prices. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to the Company’s expected term on its stock-based awards. The Company does not anticipate paying dividends on its common stock for the foreseeable future.

The following tables present summaries of the status and activity of the Company’s stock option awards for the three and six-month periods ended June 30, 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	For the Three Months Ended June 30, 2011
Outstanding - March 31, 2011	7,982,281	$0.24
Granted	525,000	0.18
Exercised	—	—
Forfeited or expired	(119,948)	0.70
Outstanding - June 30, 2011	8,387,333	$0.23	5.82	$ 346,400

	For the Six Months Ended June 30, 2011
Outstanding - December 31, 2010	7,322,933	$0.27
Granted	1,246,000	0.10
Exercised	—	—
Forfeited or expired	(181,600)	0.75
Outstanding - June 30, 2011	8,387,333	$0.23	5.82	$ 346,400

The weighted average fair value of options granted during the three and six-month periods ended June 30, 2011 was $0.17 and $0.10, respectively.  Of the options outstanding as of June 30, 2011, 6,433,746 were vested, 1,910,774 were estimated to vest in future periods and 42,813 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally, ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to the Company prior to full vesting at the option’s exercise price.

As of June 30, 2011, there was approximately $108,000 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately fourteen months.

4.  Revenue

Revenue for the three-month periods ended June 30, 2011 and 2010 was comprised as follows:

	Three Months Ended June 30,		2011 Over (Under) 2010
Revenue	2011	2010	Dollars	Percent
Software Licenses
Windows	$555,400	$783,100	$(227,700)	-29.1%
Unix	356,200	428,100	(71,900)	-16.8%
	911,600	1,211,200	(299,600)	-24.7%
Intellectual property licenses	—	250,000	(250,000)	-100.0%
Software Service Fees
Windows	398,200	340,600	57,600	16.9%
Unix	270,000	279,900	(9,900)	-3.5%
	668,200	620,500	47,700	7.7%
Other	58,700	42,800	15,900	37.1%
Total Revenue	$1,638,500	$2,124,500	$(486,000)	-22.9%

Revenue for the six-month periods ended June 30, 2011 and 2010 was comprised as follows:

	Six Months Ended June 30,		2011 Over (Under) 2010
Revenue	2011	2010	Dollars	Percent
Software Licenses
Windows	$1,132,200	$1,311,400	$(179,200)	-13.7%
Unix	588,400	796,600	(208,200)	-26.1%
	1,720,600	2,108,000	(387,400)	-18.4%
Intellectual property licenses	—	650,000	(650,000)	-100.0%
Software Service Fees
Windows	769,700	646,200	123,500	19.1%
Unix	546,300	551,800	(5,500)	1.0%
	1,316,000	1,198,000	118,000	9.8%
Other	64,600	50,000	14,600	29.2%
Total Revenue	$3,101,200	$4,006,000	$(904,800)	-22.6%

5.  Cost of Revenue

Cost of revenue for the three-month periods ended June 30, 2011 and 2010 was comprised as follows:

	Three Months Ended June 30,		2011 Over (Under) 2010
	2011	2010	Dollars	Percent
Software service costs	$78,800	$110,600	$(31,800)	-28.8%
Software product costs	51,700	7,900	43,800	554.4%
Intellectual property licenses - contingent legal fees	—	94,300	(94,300)	-100.0%
	$130,500	$212,800	$(82,300)	-38.7%

Cost of revenue for the six-month periods ended June 30, 2011 and 2010 was comprised as follows:

	Six Months Ended June 30,		2011 Over (Under) 2010
	2011	2010	Dollars	Percent
Software service costs	$188,900	$207,300	$(18,400)	-8.9%
Software product costs	89,100	13,400	75,700	564.9%
Intellectual property licenses - contingent legal fees	—	254,300	(254,300)	-100.0%
	$278,000	$475,000	$(197,000)	-41.5%

6.  Capitalized Software

Capitalized software consisted of the following:

	June 30, 2011	December 31, 2010
Software development costs	$478,900	$277,800
Accumulated amortization	(102,100)	(40,100)
	$376,800	$237,700

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $38,800 and $62,000 during the three and six-month periods ended June 30, 2011, respectively.  The Company recorded $17,400 and $208,300 of capitalized software development costs during the three-month periods ended June 30, 2011 and 2010, respectively, and $201,100 and $208,300 of capitalized software development costs during the six-month periods ended June 30, 2011 and 2010, respectively.  Such costs capitalized during 2011 were incurred in the development of GO-Global Cloud for Windows and GO-Global iPad Client.

7.  Patents

Patents consisted of the following:

	June 30, 2011	December 31, 2010
Patents	$2,839,000	$2,839,000
Accumulated amortization	(2,839,000)	(2,799,700)
	$—	$39,300

Patent amortization, which aggregated $0 and $118,100 during the three-month periods ended June 30, 2011 and 2010, respectively, and $39,300 and $236,200 during the six-month periods ended June 30, 2011 and 2010, respectively, is a component of general and administrative expenses.

8.  Stockholders’ Equity – Stock Repurchase Program

During each of the three and six-month periods ended June 30, 2011 and 2010, the Company did not repurchase any of its common stock under the terms of its Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of June 30, 2011, approximately $782,600 remained available for future purchases under this program. The Company is not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at the Company’s discretion.

9.  Commitments and Contingencies

The Company is currently involved in various legal proceedings pertaining to its intellectual property. In all such proceedings the Company has retained the services of various outside counsel under contingency fee arrangements that require the Company to only pay for certain non-contingent costs, such as services for expert consultants and travel, prior to a final verdict or settlement of the respective underlying proceeding. As of August 15, 2011 there have been no material developments in its legal proceedings as described in the Company’s 2010 10-K Report.

During April 2011, the Company signed a one-year extension on the lease for its Santa Cruz, California corporate headquarters facility. Under such extension, which lease will commence in August 2011 upon the expiration of the current lease, the monthly rent for the facility will be approximately $4,100. During June 2011, the Company received notice from the County of Santa Cruz (the “County”) that it intends to purchase the corporate office complex from the Company’s landlord. Under certain statutes that enable the County to make the purchase, the Company could be required to vacate its office space within 90 days of receiving notice from the County that it will be terminating the Company’s lease. Such notice could occur at any time prior to expiration of the extension. Additionally, under certain statutes, the Company would be eligible for relocation assistance. The Company has made no provision for potential relocation costs as of June 30, 2011 as notice has yet to be received from the County that it intends to terminate the Company’s lease. The Company does not anticipate any difficulty in finding sufficient office space at comparable pricing upon the vacating of its current Santa Cruz premises.

As of August 15, 2011 there have been no material developments in the other commitments and contingencies as described in the Company’s 2010 10-K Report not discussed above.

10.  Supplemental Disclosure of Cash Flow Information

The Company disbursed $0 and $2,200 of cash for the payment of interest expense during the three-month periods ended June 30, 2011 and 2010, respectively, All such monies were disbursed during the six-month periods ended June 30, 2011 and 2010, respectively.

The Company disbursed $0 and $2,100 of cash for the payment of income taxes during the three-month periods ended June 30, 2011 and 2010, respectively, and $700 and $2,100 for the payment of income taxes during the six-month periods ended June, 2011 and 2010, respectively. All such disbursements were for the payment of foreign income taxes related to the operation of the Company’s Israeli subsidiary, GraphOn Research Labs Ltd.

During the six-month periods ended June 30, 2011 and 2010, the Company capitalized $1,700 and $2,300, respectively, of stock-based compensation expense, for which no cash was disbursed, as a component of capitalized software development costs.

11.  Earnings (Loss) Per Share

Earnings or loss per share is calculated by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share (“Diluted EPS”) is calculated by dividing the net income or loss for the period by the total of the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. During all periods presented in the Company’s Condensed Consolidated Statements of Operations, potentially dilutive securities included shares of common stock potentially issuable upon exercise of stock options. Diluted EPS excludes the impact of potential issuance of shares of common stock related to the Company’s stock options in periods in which the exercise price of the stock option is greater than the average market price of the Company’s common stock during such periods.

For the six-month periods ended June 30, 2011 and 2010, 8,387,333 and 7,977,346 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive. For the three-month periods ended June 30, 2011 and 2010, 8,387,333 and 7,977,346 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

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

Segment revenue for the three and six-month periods ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2011	2010	2011	2010
Software	$1,638,500	$1,874,500	$3,101,200	$3,356,000
Intellectual Property	—	250,000	—	650,000
Consolidated Revenue	$1,638,500	$2,124,500	$3,101,200	$4,006,000

The Company does not analyze revenue based on the geographical location of its customers as to do so would be impractical.

Segment income (loss) from operations for the three and six-month periods ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) From Operations	2011	2010	2011	2010
Software	$(156,100)	$196,100	$(366,900)	$(232,200)
Intellectual Property	(150,200)	(97,200)	(308,500)	(110,600)
Consolidated Income (Loss) From Operations	$(306,300)	$98,900	$(675,400)	$(342,800)

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.
As of June 30, 2011, segment long-lived assets were as follows:

Long-Lived Assets	Cost Basis	Accumulated Depreciation /Amortization	Net, as Reported
Software	$1,803,800	$(1,374,000)	$429,800
Intellectual Property	2,839,000	(2,839,000)	—
Unallocated	5,600	—	5,600
	$4,684,400	$(4,213,000)	$435,400

The Company does not allocate certain other long-lived assets, primarily cash deposits, to its segments.

Products and services provided by the software segment include all currently available versions of GO-Global Host, GO-Global Cloud, GO-Global Client, including iPad Client, OEM private labeling kits, software developer’s kits, maintenance contracts and product training and support. The intellectual property segment provides licenses to the Company’s intellectual property. The Company’s two segments do not engage in cross-segment transactions.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are developers of cloud application delivery software for multiple computer operating systems, including Windows, UNIX and several Linux-based variants.  Our immediate focus is on Web-enabling applications for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access, and developing software-based secure, private cloud environments.  We have also made significant investments in intellectual property. Our operations are conducted and managed in two business segments - “Software” and “Intellectual Property.”

Cloud application delivery is a broad-based term that describes software technologies that can create or enhance the portability, manageability and/or compatibility of a software application or program.  A public cloud refers to a system that is generally externally sited from a particular enterprise and whose resources are accessible over the Internet to anyone willing to purchase such services.  A private cloud refers to a system that is contained entirely within a private network, e.g., within an enterprise, a department within an enterprise or hosted on dedicated rented machines.

Cloud application delivery software is sometimes referred to, or categorized, as thin-client computing or server-based computing. It is a software model wherein traditional desktop software applications are relocated to run entirely on a server, or host computer.  This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing.  Our software architecture provides application developers with the ability to relocate their desktop applications to a host computer from where they can be quickly accessed by a wide range of computer and display devices over a variety of connections. Applications can be Web-enabled without the need to modify the original Windows, UNIX or Linux application’s software. Secure private cloud environments can be implemented where the applications and data remain centralized behind a secure firewall and are accessed from remote locations.

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

GO-Global Client: We plan to develop Client products for portable and mobile devices. We released GO-Global iPad Client, our first product within this product family, during June 2011.

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

Results of Operations for the Three and Six-Month Periods Ended June 30, 2011 and 2010.

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended June 30, 2011 and 2010 was comprised as follows:

	Three Months Ended June 30,		2011 Over (Under) 2010
Revenue	2011	2010	Dollars	Percent
Software Licenses
Windows	$555,400	$783,100	$(227,700)	-29.1%
Unix	356,200	428,100	(71,900)	-16.8%
	911,600	1,211,200	(299,600)	-24.7%
Intellectual property licenses	—	250,000	(250,000)	-100.0%
Software Service Fees
Windows	398,200	340,600	57,600	16.9%
Unix	270,000	279,900	(9,900)	-3.5%
	668,200	620,500	47,700	7.7%
Other	58,700	42,800	15,900	37.1%
Total Revenue	$1,638,500	$2,124,500	$(486,000)	-22.9%

Revenue for the six-month periods ended June 30, 2011 and 2010 was comprised as follows:

	Six Months Ended June 30,		2011 Over (Under) 2010
Revenue	2011	2010	Dollars	Percent
Software Licenses
Windows	$1,132,200	$1,311,400	$(179,200)	-13.7%
Unix	588,400	796,600	(208,200)	-26.1%
	1,720,600	2,108,000	(387,400)	-18.4%
Intellectual property licenses	—	650,000	(650,000)	-100.0%
Software Service Fees
Windows	769,700	646,200	123,500	19.1%
Unix	546,300	551,800	(5,500)	1.0%
	1,316,000	1,198,000	118,000	9.8%
Other	64,600	50,000	14,600	29.2%
Total Revenue	$3,101,200	$4,006,000	$(904,800)	-22.6%

Software Revenue

Our software revenue, historically, has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. An increasing number of our resellers (a “stocking reseller”) purchase software licenses that they hold in inventory until they are resold to the ultimate end user. We defer recognition of revenue from these sales (on our Condensed Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying software licenses to the ultimate end user. Consequently, if any of our significant stocking resellers materially change the rate at which they resell our software licenses to the ultimate end user, our software licenses revenue could be materially impacted.

When a software license is sold directly to an end user by us, or by one of our resellers who does not stock licenses into inventory, revenue is recognized immediately upon shipment, assuming all other criteria for revenue recognition are met. Consequently, if any significant end user customer substantially changes its order level, or fails to order during the reporting period, whether the order is placed directly with us or through one of our non-stocking resellers, our software licenses revenue could be materially impacted.

Software Licenses

Software licenses revenue from our Windows products decreased during both the three and six-month periods ended June 30, 2011, as compared with the same periods of the prior year, primarily due to significant decreases in ordering levels from two end-user customers whose 2010 ordering levels were abnormally higher than their historical norms. One of these customers, an application service provider, established a new line of business - an application services hosting facility – during the first six months of 2010 that required it to markedly increase its acquisition of our software licenses for deployment in this business. Upon completion of its new hosting facility, our customer decreased subsequent orders for our software licenses by approximately $25,500 and $65,700, respectively, during the three and six-month periods ended June 30, 2011, as compared with the same periods of 2010. A second customer, a large US bank, ordered $100,000 of software licenses through a non-stocking reseller during the three-month period ended June 30, 2010 for internal deployment. Upon completion of such deployment, this customer significantly reduced its acquisition of our software licenses. The aggregate decrease in orders from these two customers comprised the majority of the overall decrease we experienced in Windows-based software licenses revenue in the three-month period ended June 30, 2011, and comprised virtually the entire decrease in such revenue for the six-month period ended June 30, 2011, when contrasted with their respective 2010 comparable periods. Not taking into account the one-off 2010 orders by our two customers discussed above, the amount of Windows software license revenue we recognized during the six month period ended June 30, 2011 was generally consistent with such revenue recognized in the same period of the prior year.
The remaining portion of the three month decrease primarily resulted from lower aggregate sell-through volumes reported by our stocking resellers.

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

Software licenses revenue from our UNIX products decreased during both the three and six-month periods ended June 30, 2011, as compared with the same periods of the prior year, primarily due to significant decreases in ordering levels from two of our significant non-stocking resellers, both of whom are suppliers to telecommunications carriers. The first customer decreased their ordering levels by $78,600 and $47,800 during the three and six-month periods ended June 30, 2011, respectively, as compared with the same period of 2010. Competition between telecommunications carriers has historically been volatile, and such volatility can directly impact our customer’s sales, which in turn impacts its ordering levels of our UNIX product. The second customer decreased their ordering level by $20,200 and $150,000 during the three and six-month periods ended June 30, 2011, respectively, as compared with the same periods of the prior year. Beginning in the second half of 2009 and continuing through 2010, this customer rolled out our UNIX product into certain products in its product line that had not previously used our products. During this time period, our customer experienced a significant increase in the sale of such products, which translated into a significant increase in its ordering level of our UNIX product. However, beginning in 2011, this customer has experienced increased competitive challenges in its ability to market such products to its customers; accordingly, its ordering level has significantly decreased and is now comparable to its pre-2009 roll out levels. The aggregate three and six-month decreases in ordering levels from these two customers account for virtually the entire decreases in our UNIX software licenses revenue for the three and six-month periods ended June 30, 2011, as compared with the same periods of the prior year.

We expect to see higher software licensing revenue during the second half of 2011, as compared with the first half of 2011, primarily as a result of the introduction of our newest products into the marketplace.

Software Service Fees

The increases in software service fees revenue attributable to our Windows products during the three and six-month periods ended June 30, 2011, as compared with the same periods of the prior year, were primarily the result of the continued growth of the number of Windows maintenance contracts purchased by our end-user customers. Since our end-user customers who typically purchase maintenance contracts for their software licenses historically have renewed them upon expiration, to the extent we continue to license an increasing number of our products, we anticipate that revenue recognized from the sale of software service contracts will increase in relative proportion to the increase in our sale of such new software licenses.

Software service fees revenue attributable to our UNIX products in both the three and six-month periods ended June 30, 2011 were relatively unchanged from the respective periods of the prior year. Had there been growth in UNIX software license revenue, we would have expected to have seen an increase in UNIX software service fees revenue as we would have expected maintenance contracts to have been sold with the software licenses. Since we have few customers who stock inventories of UNIX licenses, the level of software service fees revenue attributable to our UNIX products tends to trend more closely with UNIX software license revenue.

We expect that software service fees for the year for 2011 will be higher than those for 2010, primarily resulting from the sale of servicing contracts for our newest products as they enter into the marketplace.

Other

The increases in other revenue for both the three and six-month periods ended June 30, 2011, as compared with the same periods of the prior year was primarily due to an increase in professional services revenue, which was partially offset by a decrease in private labeling fees revenue.  We typically recognize professional services revenue when we provide engineering services to a customer outside of the scope of our standard maintenance contract. We recognize private labeling fees revenue only when such services are requested by a new stocking reseller; they sign a contract with us and simultaneously place their first stocking order. Neither of these revenue types comprises a material portion of our revenue streams and they can vary from period to period.

Intellectual Property Revenue

The amount of revenue we generate from each intellectual property license we grant can vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology. We recognized $250,000 and $650,000 of revenue from intellectual property licenses during the three and six-month periods ended June 30, 2010, respectively. We did not recognize any revenue from intellectual property licenses during either the three or six-month periods ended June 30, 2011.

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

Under accounting principles generally accepted in the United States (GAAP), research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the products. During the three-month periods ended June 30, 2011 and 2010, we capitalized $17,300 and $208,300, respectively, of software development costs. During the six-month periods ended June 30, 2011 and 2010, we capitalized $201,100 and $208,300, respectively, of software development costs. Such costs capitalized during 2011 were incurred in the development of GO-Global Cloud for Windows and GO-Global iPad Client.

Amortization of capitalized software development costs was $38,800 during the three-month period ended June 30, 2011 and $62,000 during the six-month period ended June 30, 2011. No such costs were amortized during the corresponding periods of the prior year.

Software cost of revenue was 8.0% and 5.6% of total revenue for the three months ended June 30, 2011 and 2010, respectively, and 9.0% and 5.5% of total revenue for the six months ended June 30, 2011 and 2010, respectively.

Software cost of revenue for the three-month periods ended June 30, 2011 and 2010 was as follows:

			2011 Over (Under ) 2010
Description	2011	2010	Dollars	Percent
Software service costs	$78,800	$110,600	$(31,800)	-28.8%
Software product costs	51,700	7,900	43,800	554.4%
	$130,500	$118,500	$12,000	10.1%

Software cost of revenue for the six-month periods ended June 30, 2011 and 2010 was as follows:

			2011 Over (Under ) 2010
Description	2011	2010	Dollars	Percent
Software service costs	$188,900	$207,300	$(18,400)	-8.9%
Software product costs	89,100	13,400	75,700	564.9%
	$278,000	$220,700	$57,300	26.0%

Software service costs decreased during the three and six-month periods ended June 30, 2011, as compared with the same periods of the prior year, primarily as a result of the termination of a customer service employee during 2011, as well as the redeployment of a customer service employee into other development functions. We expect software service costs to remain lower during the remainder of 2011, as compared with the similar period of the prior year, as a result of these items.

Software service costs include non-cash stock-based compensation. Such costs aggregated approximately $1,000 and $1,200 for the three-month periods ended June 30, 2011 and 2010, respectively, and $2,000 and $2,600 for the six-month periods ended June 30, 2011 and 2010, respectively.

The increase in software product costs for the three and six-month periods ended June 30, 2011, as compared with the same periods of the prior year, was primarily the result of recognizing amortization of capitalized software development costs and increased costs associated with certain licenses to third party software included in GO-Global Windows Host 4.

Based on the items discussed above, and costs we will recognize in future reporting periods related to other new products to be introduced later in 2011, we expect 2011 costs of revenue to be higher than 2010 levels.

Intellectual Property Cost of Revenue

For the three-month periods ended June 30, 2011 and 2010, we incurred $0 and $94,300 of contingent legal fees, respectively, and $0 and $254,300 for the six-month periods ended June 30, 2011 and 2010, respectively. All such fees incurred during the three and six-month periods ended June 30, 2010 were incurred in conjunction with the intellectual property licenses entered into during such periods. No such licenses were entered into during either the three or six-month periods ended June 30, 2011.

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

Selling and marketing expenses for the three-month period ended June 30, 2011 decreased by $22,500, or 4.0%, to $542,800, from $565,300 for the same period of 2010. Selling and marketing expenses were 33.1% and 26.6% of revenue for the three-month periods ended June 30, 2011 and 2010, respectively.

The decrease in selling and marketing expenses during the three-month period ended June 30, 2011, as compared with the same period of the prior year was mainly due to decreased commissions, which resulted from decreased sales as compared with the prior year.

Selling and marketing expenses for the six-month period ended June 30, 2011 remained relatively unchanged from the same period of 2010, decreasing by $5,700, or 0.5%, to $1,069,400, from $1,075,100. During the six-month period ended June 30, 2011, costs associated with various marketing initiatives of our products increased, in comparison with such costs incurred in the similar period of the prior year. These increases were partially offset by the decreased commissions, discussed in the preceding paragraph.

Selling and marketing employee costs included non-cash stock-based compensation costs aggregating approximately $4,200 and $7,000, for the three-month periods ended June 30, 2011 and 2010, respectively, and $8,900 and $15,900 for the six-month periods ended June 30, 2011 and 2010, respectively.

We currently expect our full-year 2011 sales and marketing expense to approximate 2010 levels primarily as we expect to continue to support our products, particularly our newest products with various marketing initiatives throughout the remainder of the year.

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

General and administrative expenses decreased by $82,200 or 11.2%, to $650,400, for the three-month period ended June 30, 2011, from $732,600 for the same period of 2010. General and administrative expenses were approximately 39.7% and 34.5% of revenue for the three-month periods ended June 30, 2011 and 2010, respectively.

General and administrative expenses decreased by $174,800 or 11.5%, to $1,350,600, for the six-month period ended June 30, 2011, from $1,525,400 for the same period of 2010. General and administrative expenses were approximately 43.4% and 38.1% of revenue for the six-month periods ended June 30, 2011 and 2010, respectively.

The main factor that contributed to the decrease in general and administrative expense for the three and six-month periods ended June 30, 2011, as compared with the same periods of 2010, was decreased patent amortization.  All of our patents became fully amortized in January 2011, thus such amortization expense ceased.

Costs associated with other individual components of general and administrative expense, notably; employee costs, fixed asset depreciation, legal and accounting fees, insurance, rent, costs associated with being a publicly traded entity and bad debts expense did not change significantly during either the three or six-month periods ended June 30, 2011, as compared with the same periods of the prior year.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $14,700 and $7,300 for the three-month periods ended June 30, 2011 and 2010, respectively, and $17,600 and $17,400 for the six-month periods ended June 30, 2011 and 2010, respectively. These costs increased during the three-month period ended June 30, 2011, as compared with the same period of the prior year, primarily because stock options were awarded to our officers and directors during such period of the current year, whereas such options were awarded to our officer and directors earlier in the prior year.

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

Research and development expenses increased by $106,200, or 20.6%, to $621,100, for the three-month period ended June 30, 2011, from $514,900 for the same period of 2010. Research and development expenses were approximately 37.9% and 24.2% of revenue for the three-month periods ended June 30, 2011 and 2010, respectively.

As noted in our discussion of Software Costs of Revenue, during the three-month periods ended June 30, 2011 and 2010, we capitalized $17,300 and $208,300 of software development costs, respectively. Had these costs not met the criteria for capitalization, as established under GAAP, they would have been expensed during such periods as research and development expenses. A significant portion of the increase in research and development expense for the three-month period ended June 30, 2011, as compared with the same period of the prior year, was due to the increase in software development costs being expensed as they did not meet the criteria for capitalization.

Partially offsetting the increase in software development expense was a decrease in the costs associated with contract programmers during the three-month period ended June 30, 2011, as compared with the same period of the prior year. Such costs were lower as certain programmers’ tasks were completed with the release of GO-Global Windows Host 4 in 2010, thus; their contracts were not renewed.

Research and development expenses decreased by $194,700, or 15.3%, to $1,078,600, for the six-month period ended June 30, 2011, from $1,273,300 for the same period of 2010. Research and development expenses were approximately 34.8% and 31.8% of revenue for the six-month periods ended June 30, 2011 and 2010, respectively.

The main reason for the six-month decrease was lower employee costs as we had two fewer engineers during the six-month period ended June 30, 2011, as compared with the same period of the prior year. Also, costs associated with certain contract programmers were lower because, as noted above, their tasks had been completed with the release of GO-Global Windows Host 4 in 2010 and their contracts were not renewed.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $3,900 and $500 for the three-month periods ended June 30, 2011 and 2010, respectively, and $6,100 and $10,400 for the six-month periods ended June 30, 2011 and 2010, respectively. The main reasons for the variances in these amounts was that some of these costs were capitalized as they were associated with new product development, as discussed above, and changes in the exercise price of the options.

During the six-month period ended June 30, 2011, we released GO-Global Cloud for Windows and GO-Global iPad Client and capitalized certain software development costs associated with each of these new products. We currently expect to release GO-Global for Unix 4.0 during the second half of 2011 and expect to capitalize additional software development costs associated with its development.

As a result of these items, although we expect to invest a similar amount of cash in our research and development activities, we expect 2011 research and development expenses to be lower than those for 2010 as we expect to capitalize a larger amount of software development costs during 2011 (related to the aforementioned products) than we did in 2010.

Segment Income (Loss) From Operations

Segment income (loss) from operations for the three and six-month periods ended June 30, 2011 and 2010 was as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) From Operations	2011	2010	2011	2010
Software	$(156,100)	$196,100	$(366,900)	$(232,200)
Intellectual Property	(150,200)	(97,200)	(308,500)	(110,600)
Consolidated Income (Loss) From Operations	$(306,300)	$98,900	$(675,400)	$(342,800)

We do not allocate interest and other income, interest and other expense or income tax to our segments.

The increase in the operating loss we incurred from our software segment for the three-month period ended June 30, 2011, as compared with the same period of the prior year, was primarily due to decreased software revenues and increased legal fees associated with reviewing various business opportunities that have presented themselves for our consideration.

The increase in the operating loss we incurred from our software segment for the six-month period ended June 30, 2011, as compared with the same period of the prior year, was primarily due to decreased software revenues, which was partially offset by overall decreases in our operating expenses.

The increased operating loss we experienced from our intellectual property segment for the three and six-month periods ended June 30, 2011, as compared with the same periods of the prior year was the result of not entering into any intellectual property licensing agreements during such periods.

The operating results from our intellectual property segment can vary significantly for any given reporting period based on the amount of revenue being generated by the intellectual property licenses entered into during such period. The amount of revenue generated by intellectual property licenses can also vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology. During the three and six-month periods ended June 30, 2010, we recognized $250,000 and $650,000 of revenue from the licenses we entered into during such period. No intellectual property licenses were entered into during either of the three or six-month periods ended June 30, 2011.

Other Income (Expense), net

During the three and six-month periods ended June 30, 2011 and 2010, other income (expense), net, included interest income earned on excess cash balances. During the six-month period ended June 30, 2010 a state tax refund was also included in other income (expense), net, and during the three-month period ended June 30, 2010, interest expense was also included in other income (expense), net.

Net Loss

As a result of the foregoing items, we reported a net loss of $306,200 and net income of $96,200 for the three-month periods ended June 30, 2011 and 2010, respectively, and net losses of $675,900 and $343,400 for the six-month periods ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

We are aggressively looking at ways to improve our revenue streams through the sale of new products. In addition, should a financing opportunity or business combination opportunity present itself to us, and should such opportunity appear to make financial sense and add value for our shareholders, we will consider such opportunity.

Although we believe that the introduction of GO-Global Windows Host 4 during 2010, GO-Global Cloud for Windows and GO-Global iPad Client in 2011 and the expected introduction of GO-Global for UNIX 4.0, slated for later in 2011, will increase our current revenue streams, and although we believe that our aggregate operating expenses will be lower for 2011 than they were for 2010, we recognize the need to reduce the current net rate at which we are consuming cash. Through the six-month period ended June 30, 2011, we consumed $777,200 of cash, leaving us with $1,113,800 of cash on hand as of June 30, 2011. With the anticipation of increased revenue streams, and an anticipated aggregate decrease in our operating expenses, we believe that we will have sufficient resources to support our operational plans for the next twelve months without having to significantly reduce our operations.

During 2011 we expect to continue to prioritize the investment of our resources into the development of GO-Global for Unix 4.0. Further, we expect that certain of these investments will ultimately be capitalized as software development costs.

During the six-month periods ended June 30, 2011 and 2010, our reported net losses of $675,900 and $343,400, respectively, included two significant non-cash items: depreciation and amortization of $132,500 and $280,000, respectively, which were primarily related to depreciation of capitalized software development costs and amortization of our patents, and stock-based compensation expense of $34,600 and $46,300, respectively.

During the six-month periods ended June 30, 2011 and 2010, we invested approximately $199,400 and $206,000 of cash, respectively, in the development of new products, namely: GO-Global Windows Host 4, GO-Global Cloud for Windows and GO-Global iPad Client. We expect to make further cash investments in the second half of 2011 with the development of GO-Global fir UNIX 4.0.

We generated $5,400 of cash from our financing activities during the six-month period ended June, 2010 that were comprised of proceeds from the sale of stock to our employees under the terms of our employee stock purchase plan and from the exercise of employee stock options. Our employee stock purchase plan expired on January 31, 2010. No cash was provided by or used in financing activities during the six-month period ended June 30, 2011.

Cash

As of June 30, 2011, our cash balance was $1,113,800, as compared with $1,891,000 as of December 31, 2010, a decrease of $777,200, or 41.1%. The majority of this decrease was because our operations consumed $563,500 of cash, and we invested $199,400 of cash into the development of GO-Global Cloud for Windows and GO-Global iPad Client.

Accounts Receivable, net

At June 30, 2011 and December 31, 2010, we had $760,700 and $1,015,900, respectively, in accounts receivable, net of the allowance for doubtful accounts, which allowances totaled $28,400 and $32,800, respectively.  The decrease was mainly the result of lower sales during the three-month period ended June 30, 2011, as opposed to the three-month period ended December 31, 2010. Generally, we collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of June 30, 2011, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three and six-month periods ended June 30, 2011 and 2010, no repurchases were made. As of June 30, 2011, $782,600 remains available for stock purchases under this program.

Working Capital

As of June 30, 2011, we had current assets of $2,019,400 and current liabilities of $2,580,500, which netted to working capital of negative $561,100. Included in current liabilities was the current portion of deferred revenue of $2,024,600.

Segment Long-Lived Assets

As of June 30, 2011 and December 31, 2010, long-lived assets by segment were as follows:

	June 30, 2011	December 31, 2010
Software Segment	$1,803,800	$1,588,400
Accumulated depreciation/amortization	(1,374,000)	(1,280,800)
	429,800	307,600
Intellectual Property Segment	2,839,000	2,839,000
Accumulated depreciation/amortization	(2,839,000)	(2,799,700)
	—	39,300
Unallocated	5,600	8,100
Total Long-Lived, net	$435,400	$355,000

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended June 30, 2011, stock options to purchase an aggregate 525,000 shares of common stock, at an exercise price of $0.18, were granted to our executive officers and independent directors.

The grant of such stock options to the above-listed persons was not registered under the Securities Act of 1933, because the stock options were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to section 4(2).

On January 8, 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. No shares were repurchased under the stock repurchase program during the three-month period ended June 30, 2011.

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

GraphOn Corporation
(Registrant)

Date:	August 15, 2011		Date:	August 15, 2011

By:	/s/ Robert Dilworth		By:	/s/ William Swain
	Robert Dilworth			William Swain
	Chief Executive Officer and			Chief Financial Officer
	Chairman of the Board			(Principal Financial Officer and
	(Principal Executive Officer)			Principal Accounting Officer)