Form 10-Q
period 2011-09-30
GRAPHON CORP/DE
filed 2011-11-14
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended September 30, 2011

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

As of November 4, 2011, there were issued and outstanding 81,840,310 shares of the registrant’s common stock, par value $0.0001.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	September 30, 2011	December 31, 2010
Current Assets:
Cash	$7,847,500	$1,891,000
Accounts receivable, net	755,000	1,015,900
Prepaid expenses	98,000	84,100
Total Current Assets	8,700,500	2,991,000

Capitalized software, net	345,300	237,700
Property and equipment, net	46,800	69,900
Patents, net	—	39,300
Other assets	5,600	8,100
Total Assets	$9,098,200	$3,346,000

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$983,300	$669,000
Deferred revenue	2,490,100	2,058,300
Total Current Liabilities	3,473,400	2,727,300

Deferred revenue	491,300	640,200
Warrants liability	4,727,200	—
Total Liabilities	8,691,900	3,367,500

Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, $0.0001 par value, 195,000,000 shares authorized, 81,706,625 and 45,981,625 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	8,200	4,600
Additional paid-in capital	61,207,400	58,902,000
Accumulated deficit	(60,809,300)	(58,928,100)
Total Stockholders' Equity (Deficit)	406,300	(21,500)
Total Liabilities and Stockholders' Equity (Deficit)	$9,098,200	$3,346,000

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,717,500	$1,771,900	$4,818,700	$5,777,900
Costs of revenue	101,500	224,400	379,500	699,400
Gross profit	1,616,000	1,547,500	4,439,200	5,078,500

Operating expenses:
Selling and marketing	576,900	528,900	1,646,300	1,604,000
General and administrative	788,700	762,200	2,139,300	2,287,600
Research and development	628,500	533,800	1,707,100	1,807,100
Total operating expenses	1,994,100	1,824,900	5,492,700	5,698,700

Loss from operations	(378,100)	(277,400)	(1,053,500)	(620,200)

Other expense - change in fair value of warrants liability	(826,500)	—	(826,500)	—
Other income, net	—	1,100	300	2,400
Loss before provision for income tax	(1,204,600)	(276,300)	(1,879,700)	(617,800)
Provision for income tax	700	700	1,500	2,600
Net loss	$(1,205,300)	$(277,000)	$(1,881,200)	$(620,400)

Loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.04)	$(0.01)
Average weighted common shares outstanding – basic and diluted	56,168,582	45,981,625	49,430,160	45,971,017

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(1,881,200)	$(620,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,700	434,800
Stock-based compensation expense	71,400	66,400
Change in fair value of warrants liability	826,500	—
Changes to allowance for doubtful accounts	(6,000)	(4,100)
Revenue deferred to future periods	3,161,700	2,601,000
Recognition of deferred revenue	(2,878,800)	(2,743,100)
Changes in operating assets and liabilities:
Accounts receivable	266,900	119,100
Prepaid expenses	(13,900)	(11,700)
Accounts payable and accrued expenses	119,300	(282,000)
Other long term assets	2,500	6,700
Net Cash Used In Operating Activities	(147,900)	(433,300)

Cash Flows Used In Investing Activities:
Capitalized software development costs	(208,200)	(274,000)
Capital expenditures	(19,000)	(25,300)
Net Cash Used In Investing Activities	(227,200)	(299,300)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from private placement of common stock and warrants, net of issuance costs	6,331,600	—
Proceeds from sale of common stock - employee stock purchase plan	—	400
Proceeds from exercise of stock options	—	5,000
Net Cash Provided By Financing Activities	6,331,600	5,400

Net Increase (Decrease) in Cash	5,956,500	(727,200)
Cash - Beginning of Period	1,891,000	2,852,900
Cash - End of Period	$7,847,500	$2,125,700

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

2.  Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives, valuation, and amortization of intangible assets (including capitalized software); depreciation of long-lived assets; valuation of warrants; and accruals for liabilities. While the Company believes that such estimates are fair, actual results could differ materially from those estimates.

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

Long-Lived Assets

Long-lived assets, which consist primarily of capitalized software development costs, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or nine-month periods ended September 30, 2011 or 2010.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts that reflects its best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable.  The Company regularly reviews the adequacy of its allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. The Company specifically reserves for those accounts deemed uncollectible. The Company also establishes, and adjusts, a general allowance for doubtful accounts based on its review of the aging and size of its accounts receivable.  The following table sets forth the details of the Allowance for Doubtful Accounts for the three and nine-month periods ended September 30, 2011 and 2010:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
Three Months Ended September 30,
2011	$28,400	$—	$—	$(1,600)	$26,800
2010	27,900	—	—	—	27,900

Nine Months Ended September 30,
2011	$32,800	$—	$—	$(6,000)	$26,800
2010	32,000	—	—	(4,100)	27,900

Derivative Financial Instruments

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

3.  Warrants Liability

The exercise price of the warrants issued by the Company in conjunction with the private placement of its common stock (the “2011 private placement”) could, in certain circumstances, be reset to below-market value. Accordingly, the Company has concluded that such warrants are not indexed to the Company’s common stock; therefore, the fair value of the warrants was recorded as a liability upon their issuance and the changes in fair value of the warrants liability is recognized in other expense in the condensed consolidated statement of operations (See Note 9).

The Company used a binomial pricing model to determine the fair value of its warrants as of September 1, 2011, their issuance date, and September 30, 2011, the balance sheet date, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
September 1, 2011	198%	—	5.00	10	0.90%	—
September 30, 2011	198%	—	4.92	10	0.96%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2011:

September 1, 2011 fair value of the warrants liability at issuance	$3,900,700
Change in fair value of warrant liability recorded in other expense	826,500
September 30, 2011 fair value of the warrants liability	$4,727,200

The Company had no outstanding warrants during the year ended December 31, 2010.

Accounting Standards Codification 820, “Fair Value Measurement” establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

  Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.
  Level 2: Defined as observable inputs other than quoted prices included in Level 1. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
  Level 3: Defined as unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valutaion techniques, as well as significant management judgment or estimation.
As of September 30, 2011, all of the Company’s $4,727,200 Warrants Liability reported at fair value was categorized as Level 3 inputs.

4.  Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, recorded by the Company in its Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2011 and 2010, respectively, by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Classification	2011	2010	2011	2010
Costs of revenue	$300	$2,100	$2,300	$4,700
Selling and marketing expense	(6,200)	5,600	2,700	21,500
General and administrative expense	28,700	4,500	46,300	21,900
Research and development expense	14,000	7,900	20,100	18,300
	$36,800	$20,100	$71,400	$66,400

As noted in the table above, during the three-month period ended September 30, 2011, the Company recaptured stock-based compensation costs previously charged to selling and marketing expense as a result of the forfeiture of unvested stock options by an employee who resigned during such period.

The Company estimated the fair value of each stock-based award granted during the three and nine-month periods ended September 30, 2011 and 2010 as of the respective dates of grant, using a binomial model with the assumptions set forth in the following table:
	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011	180% - 185%	2% - 5%	7.5 – 10.0	15 - 20	2.41% - 3.24%	—
2010	175%	2%	10.0	20	3.72%	—

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

The following tables present summaries of the status and activity of the Company’s stock option awards for the three and nine-month periods ended September 30, 2011.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
	For the Three Months Ended September 30, 2011
Outstanding – June 30, 2011	8,387,333	$0.23
Granted	2,000,000	0.25
Exercised	(133,685)	(0.06)
Forfeited or expired	(315,337)	0.07
Outstanding - September 30, 2011	9,938,311	$0.23	6.21	$ 520,200

	For the Nine Months Ended September 30, 2011
Outstanding - December 31, 2010	7,322,933	$0.27
Granted	3,246,000	0.19
Exercised	(133,685)	0.06
Forfeited or expired	(496,937)	0.32
Outstanding - September 30, 2011	9,938,311	$0.24	6.21	$ 520,200

The weighted average fair value of options granted during the three and nine-month periods ended September 30, 2011 was $0.22 and $0.17, respectively.  Of the options outstanding as of September 30, 2011, 6,526,970 were vested, 3,319,993 were estimated to vest in future periods and 91,348 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally, ratably over a 33-month period commencing in the fourth month after the grant date. The Company has the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to the Company prior to full vesting at the option’s exercise price.

As of September 30, 2011, there was approximately $374,900 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately seventeen months. See Note 15 for additional stock-based compensation expense expected to be recognized in future periods.
5.  Revenue

Revenue for the three-month periods ended September 30, 2011 and 2010 was comprised as follows:

	Three Months Ended September 30,		2011 Over (Under) 2010
Revenue	2011	2010	Dollars	Percent
Software Licenses
Windows	$685,200	$621,100	$64,100	10.3%
Unix	243,300	321,200	(77,900)	-24.3%
	928,500	942,300	(13,800)	-1.5%
Intellectual property licenses	—	225,000	(225,000)	-100.0%
Software Service Fees
Windows	436,100	341,000	95,100	27.9%
Unix	265,000	258,600	6,400	2.5%
	701,100	599,600	101,500	16.9%
Other	87,900	5,000	82,900	1,658.0%
Total Revenue	$1,717,500	$1,771,900	$(54,400)	-3.1%

Revenue for the nine-month periods ended September 30, 2011 and 2010 was comprised as follows:

	Nine Months Ended September 30,		2011 Over (Under) 2010
Revenue	2011	2010	Dollars	Percent
Software Licenses
Windows	$1,817,400	$1,932,500	$(115,100)	-6.0%
Unix	831,700	1,117,800	(286,100)	-25.6%
	2,649,100	3,050,300	(401,200)	-13.2%
Intellectual property licenses	—	875,000	(875,000)	-100.0%
Software Service Fees
Windows	1,205,800	987,200	218,600	22.1%
Unix	811,300	810,400	900	0.1%
	2,017,100	1,797,600	219,500	12.2%
Other	152,500	55,000	97,500	177.3%
Total Revenue	$4,818,700	$5,777,900	$(959,200)	-16.6%

6.  Cost of Revenue

Cost of revenue for the three-month periods ended September 30, 2011 and 2010 was comprised as follows:

	Three Months Ended September 30,		2011 Over (Under) 2010
	2011	2010	Dollars	Percent
Software service costs	$33,200	$114,100	$(80,900)	-70.9%
Software product costs	68,300	26,500	41,800	157.7%
Intellectual property licenses - contingent legal fees	—	83,800	(83,800)	-100.0%
	$101,500	$224,400	$(122,900)	-54.8%

Cost of revenue for the nine-month periods ended September 30, 2011 and 2010 was comprised as follows:

	Nine Months Ended September 30,		2011 Over (Under) 2010
	2011	2010	Dollars	Percent
Software service costs	$222,100	$321,400	$(99,300)	-30.9%
Software product costs	157,400	39,900	117,500	294.5%
Intellectual property licenses - contingent legal fees	—	338,100	(338,100)	-100.0%
	$379,500	$699,400	$(319,900)	-45.7%

7.  Capitalized Software

Capitalized software consisted of the following:

	September 30, 2011	December 31, 2010
Software development costs	$487,700	$277,800
Accumulated amortization	(142,400)	(40,100)
	$345,300	$237,700

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $40,300 and $102,300 during the three and nine-month periods ended September 30, 2011, respectively.  The Company recorded $8,800 of capitalized software development costs during the three-month period ended September 30, 2011, and $209,900 and $277,800 of capitalized software development costs during the nine-month periods ended September 30, 2011 and 2010, respectively.  Such costs capitalized during 2011 were incurred in the development of GO-Global Cloud for Windows and GO-Global iPad Client.

8.  Patents

Patents consisted of the following:

	September 30, 2011	December 31, 2010
Patents	$2,839,000	$2,839,000
Accumulated amortization	(2,839,000)	(2,799,700)
	$—	$39,300

Patent amortization, which aggregated $0 and $118,100 during the three-month periods ended September 30, 2011 and 2010, respectively, and $39,300 and $354,300 during the nine-month periods ended September 30, 2011 and 2010, respectively, is a component of general and administrative expenses.

9.  Stockholders’ Equity

2011 Private Placement

During the three-month period ended September 30, 2011, the Company issued to accredited investors 35,500,000 shares of its common stock and five-year warrants to purchase an additional 17,750,000 shares of common stock at an exercise price of $0.26 per share in the 2011 private placement that resulted in gross proceeds of $7,100,000, which was recorded in the financial statements as follows:

Gross cash proceeds	$7,100,000
Less:
Gross proceeds allocated to warrants liability - investors	(2,999,700)
Gross proceeds allocated to additional paid-in capital and common stock	4,100,300
Cash issuance costs (Note 11)
Placement Agent fee and expenses	(766,500)
Legal and accounting fees	(196,900)
Non-cash issuance costs
Warrants liability – Placement Agent fees	(901,000)
Recorded in additional paid-in capital and common stock	$2,235,900

MDB Capital Group, LLC acted as the placement agent in connection with the 2011 private placement, for which it received (i) warrants to acquire 3,550,000 shares of common stock at an exercise price of $0.20 per share, (ii) warrants to acquire 1,775,000 shares of common stock at an exercise price of $0.26 per share, (iii) a $710,000 placement agent fee, and (iv) reimbursement of accountable expenses of approximately $56,500. Such warrants issued to MDB had an estimated fair value of $901,000 upon issuance.

In conjunction with the warrants issued in the 2011 private placement, the Company recorded a Warrants Liability of $3,900,700 as of September 1, 2011 on its Balance Sheet. (Note 3)

All of the warrants issued in respect to the 2011 private placement will expire on September 1, 2016. The exercise price of the warrants could, in certain circumstances, be reset to below-market value. Additionally, all of the warrants contain a cashless exercise provision (net settlement provision) that, under certain circumstances, allows the warrant holder the right to exercise their warrants without making a payment to the Company. In such circumstances, the warrant holder would receive fewer shares of common stock than they otherwise would have been entitled to had they paid the exercise price in cash (a net settlement).

Stock Repurchase Program

During each of the three and nine-month periods ended September 30, 2011 and 2010, the Company did not repurchase any of its common stock under the terms of its Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of September 30, 2011, approximately $782,600 remained available for future purchases under this program. The Company is not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at the Company’s discretion.

10.  Commitments and Contingencies

Pursuant to the terms of a Registration Rights Agreement entered into with the investors in the 2011 private placement, the Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of shares of the Company’s common stock and common stock issuable upon the exercise of the warrants issued to the investors in the 2011 private placement. In accordance with the Registration Rights Agreement, the Company is obligated to use commercially reasonable efforts to cause the Registration Statement to become effective and to maintain its continuous effectiveness over a certain time period. Failing to do so, the Company would be required to pay certain liquidating damages to the investors. The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on September 29, 2011. The Registration Statement has not been declared effective as of November 14, 2011. The Company has successfully complied with similar registration rights requirements associated with private placements previously undertaken in 2004 and 2005 and believes that it will successfully comply with the obligations of the Registration Rights Agreement associated with the 2011 private placement. Accordingly, the Company has not recognized a contingent liquidating damages liability in its financial statements.

During April 2011, the Company signed a one-year extension on the lease for its Santa Cruz, California corporate headquarters facility. Under such extension, which lease will commence in August 2011 upon the expiration of the current lease, the monthly rent for the facility will be approximately $4,100. During June 2011, the Company received notice from the County of Santa Cruz (the “County”) that it intends to purchase the corporate office complex from the Company’s landlord. Under certain statutes that enable the County to make the purchase, the Company could be required to vacate its office space within 90 days of receiving notice from the County that it will be terminating the Company’s lease. Such notice could occur at any time prior to expiration of the extension. Additionally, under certain statutes, the Company would be eligible for relocation assistance. The Company has made no provision for potential relocation costs as of September 30, 2011 as notice has yet to be received from the County that it intends to terminate the Company’s lease. The Company does not anticipate any difficulty in finding sufficient office space at comparable pricing upon the vacating of its current Santa Cruz premises.

The Company is currently involved in various legal proceedings pertaining to its intellectual property. In all such proceedings the Company has retained the services of various outside counsel under contingency fee arrangements that require the Company to only pay for certain non-contingent costs, such as services for expert consultants and travel, prior to a final verdict or settlement of the respective underlying proceeding. As of November 14, 2011, with the exception of the items discussed below, there have been no material developments in its legal proceedings as described in the Company’s 2010 10-K Report.

GraphOn Corporation v. Juniper Networks, Inc.

Patent and Trademark Office Action – Reexamination of U.S. Patent No. 5,826,014 (the “’014” patent)

On July 25, 2008, the United States Patent and Trademark Office (the “PTO”) ordered the reexamination of the ‘014 patent as a result of a reexamination petition filed by Juniper. The ‘014 patent is the sole patent remaining in the Company’s lawsuit against Juniper and it is the original patent in the Company’s firewall/proxy access family of patents. On September 24, 2009, the PTO issued a final rejection of the ‘014 patent. The Company appealed this rejection to the PTO’s Board of Patents and Interferences. On March 19, 2010, the Company filed an appeal brief with the PTO. On June 2, 2010, the PTO dismissed the appeal and terminated the reexamination.  On July 21, 2010, the Company filed a petition to revive the reexamination in which, among other matters, the Company presented new claims to the ‘014 patent that it believes, if confirmed, will result in a stronger patent in its lawsuit against Juniper. On February 11, 2011, the PTO granted the Company’s petition, and accepted its appeal brief.  The Company received an Examiner’s Appeals Brief (the Examiner’s answer/response) to its appeal brief from the PTO on May 18, 2011. The Examiner’s Appeal Brief outlines their position on the Company’s appeal brief for the reexamination, which was filed on July 21, 2010. The Company filed a Reply to the Examiner’s Appeals Brief on July 18, 2011 in which the Company responded to the points/issues raised by the Examiner in their Appeals Brief. The appeal is currently pending in the PTO and no hearing date has been set, although the PTO typically responds with a notice setting a hearing date within one year from the reply date (July 18, 2011). At the eventual hearing, the Company will request that the PTO reverse the examiner’s final rejection of all of the claims in the ‘014 patent. If necessary, and to the extent that resources allow, the Company intends to pursue the confirmation of the ‘014 patent through all channels of appeal including the courts, if the final action in the PTO is unfavorable. The Company believes that the ultimate resolution of this proceeding will not have a material negative impact on its results of operations, cash flows or financial position.

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

On May 1, 2009, the Company asserted a counterclaim against Juniper, alleging infringement of four of its patents - U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and 7,424,737 (the “’378,” “’847,” “’573” and “’737” patents). On February 25, 2010, the court transferred the case to the United States District Court for the Northern District of California. On September 28, 2010, the court entered an order stipulated to by the Company and Juniper removing the ‘573 patent from the case. The court subsequently stayed the case pending the outcome of the reexaminations of the remaining asserted patents by the PTO.

On October 4, 2011, the Company received an Action Closing Prosecution regarding the ‘847 patent to which a response was filed on November 4, 2011. An Action Closing Prosecution is a non-final advisory action taken by the Examiner wherein the Examiner comments on the responses received from the patent owner and the third party requestor (Juniper) during earlier phases of the reexamination proceeding. Juniper will have until December 4, 2011 to respond to the Examiner with comments to the Company’s November 4, 2011 response. After receiving Juniper’s response, the Examiner will issue a Right of Appeal Notice (“RAN”) to each party, which is the final administrative action in a reexamination proceeding. The RAN will set forth the Examiner’s final comments and the administrative action taken by the Examiner in the reexamination proceeding. Depending on the Examiner’s findings, one or both parties may appeal the RAN to the Board of Patent Appeals and Interferences. No date has been set yet for the issuance of the RAN. The Company believes that the ultimate resolution of this proceeding will not have a material negative impact on its results of operations, cash flows or financial position.

As of November 14, 2011 there have been no material developments in the other commitments and contingencies as described in the Company’s 2010 10-K Report not discussed above.

11.  Supplemental Disclosure of Cash Flow Information

The Company disbursed $0 and $2,200 of cash for the payment of interest expense during the nine-month periods ended September 30, 2011 and 2010, respectively.

The Company disbursed $2,000 and $3,100 for the payment of income taxes during the nine-month periods ended September, 2011 and 2010, respectively. All such disbursements were for the payment of foreign income taxes related to the operation of the Company’s Israeli subsidiary, GraphOn Research Labs Ltd.

During the nine-month periods ended September 30, 2011 and 2010, the Company capitalized $1,700 and $3,800, respectively, of stock-based compensation expense, for which no cash was disbursed, as a component of capitalized software development costs.

During the nine-month period ended September 30, 2011, the Company recorded $119,500 and $75,500 to accounts payable and accrued expenses, respectively, of legal fees incurred in connection with the 2011 private placement for which no cash was disbursed, and such amounts were recorded as costs of the 2011 private placement and off-set against proceeds.

12.  Earnings (Loss) Per Share

Earnings or loss per share is calculated by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share (“Diluted EPS”) is calculated by dividing the net income or loss for the period by the total of the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential shares of common stock would have an anti-dilutive effect. During all periods presented in the Company’s Condensed Consolidated Statements of Operations, potentially dilutive securities included shares of common stock potentially issuable upon exercise of stock options. During the three and nine-month periods ended September 30, 2011, potentially dilutive securities also includes common stock potentially issuable upon exercise of warrants. Diluted EPS excludes the impact of potential issuance of shares of common stock related to the Company’s stock options in periods in which the exercise price of the stock option is greater than the average market price of the Company’s common stock during such periods.

For the nine-month periods ended September 30, 2011 and 2010, 33,013,311 and 6,199,417 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive. For the three-month periods ended September 30, 2011 and 2010, 33,013,311 and 5,992,226 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

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

Segment revenue for the three and nine-month periods ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2011	2010	2011	2010
Software	$1,717,500	$1,546,900	$4,818,700	$4,902,900
Intellectual Property	—	225,000	—	875,000
Consolidated Revenue	$1,717,500	$1,771,900	$4,818,700	$5,777,900

The Company does not analyze revenue based on the geographical location of its customers as to do so would be impractical.

Segment income (loss) from operations for the three and nine-month periods ended September 30, 2011 and 2010 was as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) From Operations	2011	2010	2011	2010
Software	$(258,500)	$(120,500)	$(625,500)	$(352,700)
Intellectual Property	(119,600)	(156,900)	(428,000)	(267,500)
Consolidated Revenue	$(378,100)	$(277,400)	$(1,053,500)	$(620,200)

The Company does not allocate interest and other income, interest and other expense or income tax to its segments.

As of September 30, 2011, segment long-lived assets were as follows:

Long-Lived Assets	Cost Basis	Accumulated Depreciation /Amortization	Net, as Reported
Software	$1,817,300	$(1,425,200)	$392,100
Intellectual Property	2,839,000	(2,839,000)	—
Unallocated	5,600	—	5,600
	$4,661,900	$(4,264,200)	$397,700

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

15.  Subsequent Events

Tender Offer

On September 14, 2011 the Company offered its employees and directors an opportunity to voluntarily exchange certain options to purchase shares of the Company’s common stock having an exercise price greater than $0.20 per share that were granted prior to August 31, 2011, upon the terms and subject to the conditions described in the Offer to Exchange and the related Election Form filed with the Securities and Exchange Commission as Exhibits (a)(1) and (a)(3) to a Schedule TO.

Upon expiration of the offer, which occurred on October 12, 2011, participants tendered, and the Company accepted for exchange, 3,447,500 eligible options, representing approximately 84.0% of the total number of eligible options. Pursuant to the terms and conditions of the Offer to Exchange, the Company cancelled all tendered options and, in exchange for such tendered options, immediately thereafter granted an aggregate 3,447,500 new options. The exercise price of the new options is $0.202 per share, which was the closing price of the Company’s common stock on October 12, 2011, as reported by the Over-the-Counter Bulletin Board. The weighted average fair value of the options granted was approximately $0.17 per share and was determined using a binomial pricing model with the following assumptions: estimated volatility - 182%, annualized forfeiture rate - 2.44%, expected option term - 10 years, estimated exercise factor – 5, risk free interest rate – 2.98% and no dividends. The options vest ratably over the next two years; accordingly, the Company expects to recognize approximately $586,700 of stock-based compensation expense, net of estimated forfeitures, over the next two years, of which approximately $190,800 will be recognized during the three-month period ended December 31, 2011.

Related Party Transaction - ipCapital Group, Inc.

On October 11, 2011, the Company engaged ipCapital Group, Inc., an affiliate of John Cronin, who is one of the Company’s directors, to provide assistance in the execution of the Company’s strategic decision to significantly strengthen, grow and commercially exploit its intellectual property assets.

The engagement agreement with ipCapital affords the Company the right to request ipCapital to perform up to eleven diverse services, employing its proprietary software and other processes and methodologies, to facilitate the Company’s ability to identify and extract from its current intellectual property base new inventions, potential patent applications, and marketing and licensing techniques, among other opportunities. The Company will decide in its sole discretion how many of these services, whose cost will range from $10,000 to $60,000 per service, to request. Should the Company request ipCapital to perform all of these services, the cost will aggregate $370,000, which the Company expects would be expended over a continuous period of seven to nine months. Two additional services will be made available to the Company should we request their performance at no additional cost.

In addition to the fees the Company agreed to pay ipCapital for its services, the Company issued ipCapital a five-year warrant to purchase up to 400,000 shares of its common stock at an initial price of $0.26 per share. The warrant will become exercisable to the extent of 200,000 of these shares in three equal annual installments commencing on October 11, 2012, and to the extent of the remaining 200,000 shares, upon the completion to the Company’s satisfaction of all services that it has requested ipCapital to perform on its behalf under the engagement agreement. The Company believes that these fees, together with the issuance of the warrant, constitute no greater compensation than would be required to pay to an unaffiliated person for substantially similar services.

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, the Company has concluded that such warrants are not indexed to the Company’s common and will record $84,700, the fair value of the warrants as of their issuance date, as a liability. In accordance with the liability method of accounting, the Company will remeasure the fair value of the then-outstanding warrants at each future balance sheet date and recognize the change in fair value as general and administrative compensation expense.

The Company used a binomial pricing model to determine the fair value of the warrants as of October 11, 2011, their issuance date, using the following assumptions: estimated volatility – 199%, annualized forfeiture rate – 0; expected option term – 5 years; estimated exercise factor – 10, risk free interest rate – 1.14% and no dividends.

Stock Option Grants

On October 5, 2011, stock options to purchase an aggregate 1,510,000 shares of common stock, at an exercise price of $0.23, were granted to certain non-executive employees and stock options to purchase an aggregate 200,000 shares of common stock, at an exercise price of $0.23, were granted to certain non-employee directors.

Also on October 5, 2011, performance-based stock options to purchase 1,000,000, 672,500 and 150,000 shares of common stock, at an exercise price of $0.23, were granted to the Company’s Chief Technology Officer, Chief Executive Officer and Director of Engineering, respectively. Such performance-based stock options will vest and become exercisable only upon successful completion of each optionee’s individual performance criteria.

The weighted average fair value of the options granted was approximately $0.21 per share and was determined using a binomial pricing model with the following assumptions: estimated volatility - 182%, annualized forfeiture rate – 3.29%, expected option term - 10 years, estimated exercise factor – 5, risk free interest rate – 3.0% and no dividends. Assuming that all performance criteria are met, all of the options will vest within the next three years; accordingly, the Company expects to recognize approximately $715,500 of stock-based compensation expense, net of estimated forfeitures, over the next three years, of which approximately $119,200 will be recognized in the three-month period ended December 31, 2011.

Director Severance Plan and Key Employee Severance Plan

During October 2011, the Company’s board of directors extended the termination dates of the Company’s Director Severance Plan and Key Employee Severance Plan, each of which were previously adopted by the board of directors during May 2008.

Director Severance Plan: This agreement provides for accelerated vesting of a director’s stock options in the event of any transaction or series of transactions that constitute a change in the ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company, as defined in regulations promulgated under Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), and the termination of the director.

Key Employee Severance Plan: This agreement provides for 12-month salary continuation for key employees (24 months for certain senior management), accelerated vesting of key employees’ stock options, the payment of bonuses that key employees would have been entitled to under the Company’s incentive bonus plan and provides key employees with certain health plan and other benefits in the event of Involuntary Termination or Constructive Termination (as both terms are defined in the Key Employee Severance Plan) upon any transaction or series of transactions that constitute a change in the ownership or effective control of the Company, or in the ownership of a substantial portion of the assets of the Company, as defined in the Code.

The Company has the right to amend or terminate each of the above listed severance plans; however, the plans may not be amended or terminated following the occurrence of a change in control, or in the case of the Key Employee Severance Plan, a relocation, as outlined above. In any event, each of the above listed plans, as extended, will terminate no later than December 31, 2013.

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

On September 1, 2011, we completed a private placement (the “2011 private placement”) of 35,500,000 shares of our common stock and warrants to purchase 23,075,000 shares of our common stock. We derived net cash proceeds of approximately $6,136,600 from the 2011 private placement after giving effect to:

•	placement agent fees and expenses, excluding placement agent warrants, of approximately $766,500;
•	legal, accounting and miscellaneous filing fees paid or accrued of approximately $196,900.

We intend to use the net cash proceeds derived from the 2011 private placement for the development, commercialization and exploitation of our present and future intellectual property and working capital resources.

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

•
GO-Global Cloud: Cloud products offer a centralized management suite that gives users the ability to access and share applications, files and documents on Windows, UNIX and Linux computers via simple hyperlinks. They give administrators extensive control over user rights and privileges, and allow them to monitor and manage clusters of GO-Global Hosts that support thousands of users. GO-Global Cloud products give application developers the ability to integrate Windows, UNIX and Linux applications into their Web-based enterprise and workflow applications. GO-Global Cloud products include GO-Global Host capabilities. We released GO-Global Cloud for Windows in March 2011 and expect to release GO-Global Cloud for UNIX in the first half of 2012.

•	GO-Global Client: We plan to develop Client products for portable and mobile devices. We released GO-Global iPad Client, our first product within this product family, during June 2011.

Our Intellectual Property

Intellectual property (“IP”) is a business tool that maximizes our competitive advantages and product differentiation, grows revenue opportunities, encourages collaboration with key business partners, and protects long-term growth opportunities for the company.  Strategic IP development is therefore a critical component of our overall business strategy.  It is a business function that consistently interacts with our research and development, product development, and marketing initiatives to generate further value from those operations.

On October 11, 2011, we engaged ipCapital Group, Inc., an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets.

Our engagement agreement with ipCapital affords us the right to request ipCapital to perform up to eleven diverse services, employing its proprietary software and other processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing techniques, among other opportunities. We will decide in our sole discretion how many of these services, whose cost to us will range from $10,000 to $60,000 per service, to request. Should we request ipCapital to perform all of these services; the cost to us will aggregate $370,000, which we expect would be expended over a continuous period of seven to nine months. Two additional services will be made available to us should we request their performance at no additional cost.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. The warrant will become exercisable to the extent of 200,000 of these shares in three equal annual installments commencing on October 11, 2012, and to the extent of the remaining 200,000 shares, upon the completion to our satisfaction of all services that we have requested ipCapital to perform on our behalf under the engagement agreement. We believes that these fees, together with the issuance of the warrant, constitute no greater compensation than would be required to pay to an unaffiliated person for substantially similar services.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2011 and 2010.

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended September 30, 2011 and 2010 was comprised as follows:

			2011 Over (Under) 2010
Revenue	2011	2010	Dollars	Percent
Software Licenses
Windows	$685,200	$621,100	$64,100	10.3%
Unix	243,300	321,200	(77,900)	-24.3%
	928,500	942,300	(13,800)	-1.5%
Intellectual property licenses	—	225,000	(225,000)	-100.0%
Software Service Fees
Windows	436,100	341,000	95,100	27.9%
Unix	265,000	258,600	6,400	2.5%
	701,100	599,600	101,500	16.9%
Other	87,900	5,000	82,900	1,658.0%
Total Revenue	$1,717,500	$1,771,900	$(54,400)	-3.1%

Revenue for the nine-month periods ended September 30, 2011 and 2010 was comprised as follows:

			2011 Over (Under) 2010
Revenue	2011	2010	Dollars	Percent
Software Licenses
Windows	$1,817,400	$1,932,500	$(115,100)	-6.0%
Unix	831,700	1,117,800	(286,100)	-25.6%
	2,649,100	3,050,300	(401,200)	-13.2%
Intellectual property licenses	—	875,000	(875,000)	-100.0%
Software Service Fees
Windows	1,205,800	987,200	218,600	22.1%
Unix	811,300	810,400	900	0.1%
	2,017,100	1,797,600	219,500	12.2%
Other	152,500	55,000	97,500	177.3%
Total Revenue	$4,818,700	$5,777,900	$(959,200)	-16.6%

Software Revenue

Our software revenue, historically, has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of this revenue has been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. An increasing number of our resellers (a “stocking reseller”) purchase software licenses that they hold in inventory until they are resold to the ultimate end user. We defer recognition of revenue from these sales (on our Condensed Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying software licenses to the ultimate end user. Consequently, if any of our significant stocking resellers materially change the rate at which they resell our software licenses to the ultimate end user, our software licenses revenue could be materially impacted.

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

Software Licenses - Windows

The increase in Windows software licenses revenue for the three-month period ended September 30, 2011, as compared with the same period of the prior year, was primarily due to an increase of $84,500 in the aggregate sell-through by our stocking resellers.

The decrease in Windows software licenses revenue for the nine-month period ended September 30, 2011, as compared with the same period of the prior year was due to a significant decrease in the ordering level from an end-user customer whose 2010 ordering level was abnormally higher than its historical norms. This customer, a large US bank, ordered $105,200 of software licenses through a non-stocking reseller during the nine-month period ended September 30, 2010 for internal deployment. Upon completion of such deployment, this customer significantly reduced its acquisition of our software licenses. The aggregate decrease in orders from this customer comprised the majority of the overall decrease we experienced in Windows-based software licenses revenue in the nine-month period ended September 30, 2011, as compared with the similar period of the prior year.

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

Software Licenses - UNIX

Software licenses revenue from our UNIX products decreased during both the three and nine-month periods ended September 30, 2011, as compared with the same periods of the prior year, primarily due to significant decreases in ordering levels from two of our significant non-stocking resellers, both of whom are suppliers to telecommunications carriers.

The first customer, a telecommunications carrier, decreased their ordering levels by $59,100 and $106,900 during the three and nine-month periods ended September 30, 2011, respectively, as compared with the same periods of 2010, thus reducing the amount of recognizable revenue from such sales. Competition between telecommunications carriers has historically been volatile, and such volatility can directly impact our customer’s sales, which in turn impacts its ordering levels of our UNIX product.

The second customer decreased their ordering level by $23,300 and $172,900 during the three and nine-month periods ended September 30, 2011, respectively, as compared with the same periods of the prior year. Beginning in the second half of 2009 and continuing throughout 2010, this customer rolled out our UNIX product into certain products in its product line that had not previously used our products. During this time period, our customer experienced a significant increase in the sale of such products, which translated into a significant increase in its ordering level of our UNIX product. However, beginning in 2011, this customer has experienced increased competitive challenges in its ability to market such products to its customers; accordingly, its ordering level has significantly decreased and is now comparable to its pre-2009 roll out levels.

The aggregate three-month decreases in ordering levels from these two customers account for virtually the entire decrease in our UNIX software licenses revenue for the three-month period ended September 30, 2011, as compared with the same period of the prior year.

Partially offsetting the aggregate decrease in revenue for our UNIX software licenses was an aggregate increase in such revenue from three customers, two of whom were new customers in 2011, which for the nine-month period ended September 30, 2011 aggregated $70,500. No such revenue was recognized for these three customers during 2010.

We expect aggregate software licenses revenue to be lower in 2011 than 2010 primarily due to the continued decrease in such revenue from our UNIX products, which we expect will only be partially offset by increased revenue from our Windows products.

Software Service Fees

The increases in software service fees revenue attributable to our Windows products during the three and nine-month periods ended September 30, 2011, as compared with the same periods of the prior year, were primarily the result of the continued growth of the number of Windows maintenance contracts purchased by our end-user customers. Since our end-user customers who typically purchase maintenance contracts for their software licenses historically have renewed them upon expiration, to the extent we continue to license an increasing number of our products, we anticipate that revenue recognized from the sale of software service contracts will increase in relative proportion to the increase in our sale of such new software licenses.

Software service fees revenue attributable to our UNIX products in both the three and nine-month periods ended September 30, 2011 were relatively unchanged from the respective periods of the prior year. Had there been growth in UNIX software license revenue, we would have expected to have seen an increase in UNIX software service fees revenue as we would have expected maintenance contracts to have been sold with the software licenses.

Since we have few customers who stock inventories of UNIX licenses, the level of software service fees revenue attributable to our UNIX products tends to trend more closely with UNIX software license revenue.

We expect that software service fees for 2011 will be higher than those for 2010, primarily resulting from increased sales of servicing contracts for our Windows products as we expect sales of servicing contracts for our UNIX products to be similar to 2010 levels.

Other

The increases in other revenue for both the three and nine-month periods ended September 30, 2011, as compared with the same periods of the prior year was primarily due to increases in revenues derived from providing professional services and private labeling fees.  We typically recognize professional services revenue when we provide engineering services to a customer outside of the scope of our standard maintenance contract. We typically recognize private labeling fees revenue only when such services are requested by a new stocking reseller; they sign a contract with us and simultaneously place their first stocking order. Neither of these revenue types comprises a material portion of our revenue streams and they can vary from period to period.

Intellectual Property Revenue

The amount of revenue we generate from each intellectual property license we grant can vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology. We recognized $225,000 and $875,000 of revenue from intellectual property licenses during the three and nine-month periods ended September 30, 2010, respectively. We did not recognize any revenue from intellectual property licenses during either of the similar periods in the current year.

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

Under accounting principles generally accepted in the United States (GAAP), development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the products. During the three-month periods ended September 30, 2011 and 2010, we capitalized $8,800 and $69,500, respectively, of software development costs. During the nine-month periods ended September 30, 2011 and 2010, we capitalized $209,900 and $277,800, respectively, of software development costs. Such costs capitalized during 2011 were incurred in the development of GO-Global Cloud – Windows Host and GO-Global iPad Client.

Amortization of capitalized software development costs were $40,300 and $102,300 during the three and nine-month periods ended September 30, 2011, respectively, as compared with $16,900 and $16,900 for the corresponding periods of the prior year, respectively.

Software cost of revenue was 5.9% and 7.9% of total revenue for the three months ended September 30, 2011 and 2010, respectively, and 7.9% and 6.3% of total revenue for the nine months ended September 30, 2011 and 2010, respectively.

Software cost of revenue for the three-month periods ended September 30, 2011 and 2010 was as follows:

			2011 Over (Under) 2010
Description	2011	2010	Dollars	Percent
Software service costs	$33,200	$114,100	$(80,900)	-70.9%
Software product costs	68,300	26,500	41,800	157.7%
	$101,500	$140,600	$(39,100)	-27.8%

Software cost of revenue for the nine-month periods ended September 30, 2011 and 2010 was as follows:

			2011 Over (Under) 2010
Description	2011	2010	Dollars	Percent
Software service costs	$222,100	$321,400	$(99,300)	-30.9%
Software product costs	157,400	39,900	117,500	294.5%
	$379,500	$361,300	$18,200	5.0%

Software service costs decreased during the three and six-month periods ended September 30, 2011, as compared with the same periods of the prior year, primarily as a result of the termination of a customer service employee during 2011, as well as the redeployment of a few customer service employees into other development functions. We expect software service costs to remain lower during the remainder of 2011, as compared with the similar period of the prior year, as a result of these items.

Software service costs include non-cash stock-based compensation. Such costs aggregated approximately $300 and $2,100 for the three-month periods ended September 30, 2011 and 2010, respectively, and $2,300 and $4,700 for the nine-month periods ended September 30, 2011 and 2010, respectively.

The increase in software product costs for the three and nine-month periods ended September 30, 2011, as compared with the same periods of the prior year, was primarily the result of recognizing amortization of capitalized software development costs and increased costs associated with certain licenses to third party software included in GO-Global Windows Host 4.

We expect that software costs of revenue for 2011 will approximate 2010 levels as cost savings from reducing the number of employees performing customer service activities will be offset by increased amortization of capitalized software development costs.

Intellectual Property Cost of Revenue

For the three-month periods ended September 30, 2011 and 2010, we incurred $0 and $83,800 of contingent legal fees, respectively, and $0 and $338,100 for the nine-month periods ended September 30, 2011 and 2010, respectively. All such fees incurred during the three and nine-month periods ended September 30, 2010 were incurred in conjunction with the intellectual property licenses entered into during such periods. No such licenses were entered into during either of the similar periods of the current year.

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

Selling and marketing expenses for the three-month period ended September 30, 2011 increased by $48,000 or 9.1%, to $576,900, from $528,900 for the same period of 2010, which represented approximately 33.6% and 29.8% of revenue during these periods, respectively.

The increase in selling and marketing expenses during the three-month period ended September 30, 2011, as compared with the same period of the prior year was mainly due to increased commissions and bonuses.

Selling and marketing expenses for the nine-month period ended September 30, 2011 increased by $42,300, or 2.6%, to $1,646,300, from $1,604,000 for the same period of 2010, which represented approximately 34.2% and 27.8% of revenue during these periods, respectively.

The increase in such expenses was primarily attributable to the increase commissions and bonuses incurred during the third quarter of the current year, previously discussed, which were partially offset by a decrease in tradeshow expenses as we did not participate as a sponsor in CeBIT 2011 as we did with CeBIT 2010.

Selling and marketing employee costs included non-cash stock-based compensation costs aggregating approximately ($6,200) and $5,600, for the three-month periods ended September 30, 2011 and 2010, respectively, and $2,700 and $21,500 for the nine-month periods ended September 30, 2011 and 2010, respectively. During the three-month period ended September 30, 2011 we recaptured stock-based compensation costs previously charged to expense as a result of the forfeiture of unvested stock options by an employee who resigned during such period.

We currently expect our full-year 2011 sales and marketing expense to increase over 2010 levels primarily due to higher commissions and bonuses, and we expect to continue to support our products, particularly our newest products with various marketing initiatives throughout the remainder of the year.

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

General and administrative expenses increased by $26,500 or 3.5%, to $788,700, for the three-month period ended September 30, 2011, from $762,200 for the same period of 2010, which represented approximately 45.9% and 43.0% of revenue during these periods, respectively.

Legal fees primarily related to work performed by our corporate attorneys, with respect to our non-patent related operating activities and our SEC filing requirements, and travel expenses related to the investor road show which preceded the 2011 private placement, were higher for the three-month period ended September 30, 2011, as compared with the same period of the prior year. Partially offsetting this increase was a decrease in patent amortization as all of our patents became fully amortized during January 2011, thus such amortization ceased.

General and administrative expenses decreased by $148,300 or 6.5%, to $2,139,300, for the nine-month period ended September 30, 2011, from $2,287,600 for the same period of 2010, which represented approximately 44.4% and 39.6% of revenue during these periods, respectively.

The main factors that contributed to the decrease in general and administrative expense for the nine-month period ended September 30, 2011, as compared with the same period of 2010, was decreased patent amortization and legal fees associated with our patent lawsuits.  Although our remaining patent lawsuits are still ongoing, there was not as much legal activity pertaining to these suits during 2011, as compared with 2010 thus, such associated costs were lower. Partially offsetting these decreases was an increase in legal fees primarily related to work performed by our corporate attorneys, which included consultations related to our non-patent related operating activities and our SEC filing requirements.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $28,700 and $4,500 for the three-month periods ended September 30, 2011 and 2010, respectively, and $46,300 and $21,900 for the nine-month periods ended September 30, 2011 and 2010, respectively. The increase for the three-month period ended September 30, 2011, as compared with the same period of the prior year, was because we awarded stock options during such period to certain employees and our two new directors, whereas no options were awarded to any employees or directors in the same period of the prior year. The increase for the nine-month period ended September 30, 2011, as compared with the same period of the prior year was mainly because we awarded stock option grants to our Chief Executive Officer, Chief Financial Officer and our two independent directors whereas no options were awarded to any of these individuals during 2010.

We expect that general and administrative expense for 2011 will approximate 2010 levels. We expect to invest significantly in our IP strategy with ipCapital during the remainder of 2011; however, these costs will be offset by lower depreciation and amortization costs resulting from our patents having become fully amortized during January 2011.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $94,700, or 17.7%, to $628,500, for the three-month period ended September 30, 2011, from $533,800 for the same period of 2010, which represented approximately 36.6% and 30.1% of revenue for these periods, respectively.

As noted in our discussion of Software Costs of Revenue, during the three-month periods ended September 30, 2011 and 2010, we capitalized $8,800 and $69,500 of software development costs, respectively. Had these costs not met the criteria for capitalization, as established under GAAP, they would have been expensed during such periods as research and development expenses. A significant portion of the increase in research and development expense for the three-month period ended September 30, 2011, as compared with the same period of the prior year, was due to the increase in software development costs being expensed as they did not meet the criteria for capitalization.

Also adding to the increase in research and development expenses for the three-month period ended September 30, 2011, as compared with the same period of the prior year, was an increase in the number of engineers assigned to such various activities, as noted in our discussion of Software Costs of Revenue.

Partially offsetting the increase in software development expense was a decrease in the costs associated with contract programmers during the three-month period ended September 30, 2011, as compared with the same period of the prior year. Such costs were lower as certain programmers’ tasks were completed with the release of GO-Global Windows Host 4 in 2010, thus their contracts were not renewed.

Research and development expenses decreased by $100,000, or 5.5%, to $1,707,100, for the nine-month period ended September 30, 2011, from $1,807,100 for the same period of 2010, which represented approximately 35.4% and 31.3% of revenue for these periods, respectively.

The main reasons for the nine-month decrease were lower employee costs, due to a net reduction in work force as compared with the same period of the prior year. Also, costs associated with certain contract programmers were lower because, as noted above, their tasks had been completed with the release of GO-Global Windows Host 4 in 2010 and their contracts were not renewed.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $14,000 and $7,900 for the three-month periods ended September 30, 2011 and 2010, respectively, and $20,100 and $18,300 for the nine-month periods ended September 30, 2011 and 2010, respectively. The main reason for the variances in these amounts was that some of these costs were capitalized as they were associated with new product development, as discussed above.

During the nine-month period ended September 30, 2011, we released GO-Global Cloud for Windows and GO-Global iPad Client and capitalized certain software development costs associated with each of these new products. We currently expect to release GO-Global for Unix 4.0 during the first half of 2012 and expect to capitalize additional software development costs associated with its development.

We expect 2011 research and development expenses to approximate those for 2010. We recently hired a Chief Technology Officer and expect to expand our engineering staff over the course of the next several months. We expect that these actions will offset the cost savings generated from the net reduction in work force, discussed above.

Segment Income (Loss) From Operations

Segment income (loss) from operations for the three and nine-month periods ended September 30, 2011 and 2010 was as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) From Operations	2011	2010	2011	2010
Software	$(258,500)	$(120,500)	$(625,500)	$(352,700)
Intellectual Property	(119,600)	(156,900)	(428,000)	(267,500)
Consolidated Income (Loss) From Operations	$(378,100)	$(277,400)	$(1,053,500)	$(620,200)

We do not allocate interest and other income, interest and other expense or income tax to our segments.

The increase in the operating loss we incurred from our software segment for the three-month period ended September 30, 2011, as compared with the same period of the prior year, was primarily due to decreased software revenues and increased engineering costs.

The increase in the operating loss we incurred from our software segment for the nine-month period ended September 30, 2011, as compared with the same period of the prior year, was primarily due to decreased software revenues, which was partially offset by overall decreases in our operating expenses.

The decreased operating loss we experienced from our intellectual property segment for the three -month period ended September 30, 2011, as compared with the same period of the prior year was reflective of the decreased level of legal activity associated with our on-going litigation.

The increase in operating loss we experienced from our intellectual property segment for the nine-month period ended September 30, 2011, as compared with the same period of the prior year, was the result of not entering into any intellectual property licensing agreements during such period.

The operating results from our intellectual property segment can vary significantly for any given reporting period based on the amount of revenue being generated by the intellectual property licenses entered into during such period. The amount of revenue generated by intellectual property licenses can also vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology. During the three and nine-month periods ended September 30, 2010, we recognized $225,000 and $875,000 of revenue from the licenses we entered into during such period. No intellectual property licenses were entered into during either of the three or nine-month periods ended September 30, 2011.

Other Expense - Change in Fair Value of Warrants Liability

During the three and nine-month periods ended September 30, 2011, we reported an $826,500 non-cash charge related to the change in fair value of our Warrants Liability (Note 3).

Other Income, net

 During the three and nine-month periods ended September 30, 2010, other income was mainly comprised of interest income earned on excess cash balances, which was partially offset by currency conversion fees incurred on certain international wire transfers.

During the nine-month period ended September 30, 2010 a state tax refund and interest expense was also included in other income, net.

Net Loss

As a result of the foregoing items, we reported net losses of $1,205,300 and $277,000 for the three-month periods ended September 30, 2011 and 2010, respectively, and net losses of $1,881,200 and $620,400 for the nine-month periods ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

The 2011 private placement, which was consummated on September 1, 2011, raised gross proceeds of $7,100,000, and net cash proceeds of approximately $6,136,600, after deducting placement agent fees and other anticipated cash expenses of approximately $963,400, which includes accounts payable and accrued expenses of $195,000 as of September 30, 2011. We also issued warrants to the placement agent, which were recorded as a component of warrants liability at fair value of $901,000 with an offsetting reduction to additional paid-in capital. We intend to use the net cash proceeds derived from 2011 private placement for the development, commercialization and exploitation of our present and future intellectual property and working capital purposes. We believe that improving or maintaining our current revenue stream, coupled with our cash on hand, including the cash raised in the 2011 private placement, will sufficiently support our operations throughout 2012.

During 2011 we expect to continue to prioritize the investment of our resources into the development of GO-Global for Unix 4.0. Further, we expect that certain of these investments will ultimately be capitalized as software development costs.

During the nine-month periods ended September 30, 2011 and 2010, our reported net losses of $1,881,200 and $620,400, respectively, included three significant non-cash items: depreciation and amortization of $183,700 and $434,800, respectively, which were primarily related to amortization of capitalized software development costs and amortization of our patents, stock-based compensation expense of $71,400 and $66,400, respectively, and an $826,500 and $0 charge to other expense related to the change in fair value recorded for the Warrants Liability, as discussed above.

During the nine-month periods ended September 30, 2011 and 2010, we invested approximately $208,200 and $274,000 of cash, respectively, in the development of new products, namely: GO-Global Windows Host 4, GO-Global Cloud for Windows and GO-Global iPad Client. We expect to make further cash investments in the second half of 2011 with the development of GO-Global fir UNIX 4.0.

Our financing activities for the nine-month period ended September 30, 2011 were mainly comprised of the net proceeds raised in the 2011 private placement. Such activities for the nine-month period ended September 30, 2010 also included proceeds from the sale of stock to our employees under the terms of our employee purchase plan, which expired on January 31, 2010, and from the exercise of employee stock options.

We continue to look for business combination opportunities and should such an opportunity present itself to us, and appear to make financial sense and add value for our shareholders, we will consider such opportunity.

Cash

As of September 30, 2011, our cash balance was $7,847,500, as compared with $1,891,000 as of December 31, 2010, an increase of $5,956,500, or 315.0%. The increase resulted from the net proceeds raised in the 2011 private placement.

Accounts Receivable, net

At September 30, 2011 and December 31, 2010, we had $755,000 and $1,015,900, respectively, in accounts receivable, net of the allowance for doubtful accounts, which allowances totaled $26,800 and $32,800, respectively.  The decrease was mainly due to a significant order of approximately $246,000, placed by one of our end-user customers on December 31, 2010, which was not paid until 2011. No such significant receivable for an individual transaction was outstanding as of September 30, 2011. Generally, we collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of September 30, 2011, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three and nine-month periods ended September 30, 2011 and 2010, no repurchases were made. As of September 30, 2011, $782,600 remains available for stock purchases under this program.

Working Capital

As of September 30, 2011, we had current assets of $8,700,500 and current liabilities of $3,473,400, which netted to working capital of $5,227,100. Included in current liabilities was the current portion of deferred revenue of $2,490,100.

Segment Long-Lived Assets

As of September 30, 2011 and December 31, 2010, long-lived assets by segment were as follows:

	September 30, 2011	December 31, 2010
Software Segment	$1,817,300	$1,588,400
Accumulated depreciation/amortization	(1,425,200)	(1,280,800)
	392,100	307,600
Intellectual Property Segment	2,839,000	2,839,000
Accumulated depreciation/amortization	(2,839,000)	(2,799,700)
	—	39,300
Unallocated	5,600	8,100
Total Long-Lived, net	$397,700	$355,000

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, and the items discussed in the next paragraph, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

In conjunction with their review of our 2011 third quarter condensed consolidated financial statements, Macias Gini & O’Connell LLP (MGO), our independent registered public accounting firm, informed management and our audit committee that it had identified a material weakness relating to our constrained accounting function resources. MGO observed the following specific deficiencies: (i) delayed completion of the closing of the third quarter and the drafting of our Form 10-Q, which resulted in a two week delay in our delivery of our draft Form 10-Q to MGO; and (ii) initial accounting evaluations of significant transactions appeared to have been incomplete, which led to material adjustments to the financial statements included in our draft Form 10-Q.

Management and our audit committee will implement the following measures to remediate this weakness:

•	Engage additional technical resources to assist in the analysis of complex transactions or regulatory filings

•	Hire an additional skilled staff accountant in order to further spread the work load among company personnel

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 10 to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 31, 2011.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2011, stock options to purchase 200,000 shares of common stock, at an exercise price of $0.28, were granted to a non-executive employee, stock options to purchase 1,000,000 shares of common stock, at an exercise price of $0.28, were granted to an executive officer and stock options to purchase an aggregate 800,000 shares of common stock, at an exercise price of $0.28, were granted to certain non-employee directors.

The grant of such stock options to the above-listed persons was not registered under the Securities Act of 1933, because the stock options were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to section 4(2).

On January 8, 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. No shares were repurchased under the stock repurchase program during the three-month period ended September 30, 2011.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Reserved

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit 10.1 – Director Severance Plan
Exhibit 10.2 – Key Employee Severance Plan
Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certifications
Exhibit 32.1 – Section 1350 Certifications
Exhibit 101 - The following financial information from GraphOn Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011 and 2010, (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation
(Registrant)

Date:	November 14, 2011		Date:	November 14, 2011

By:	/s/ Robert Dilworth		By:	/s/ William Swain
	Robert Dilworth			William Swain
	Chief Executive Officer and			Chief Financial Officer
	Chairman of the Board			(Principal Financial Officer and
	(Principal Executive Officer)			Principal Accounting Officer)