Form 10-K
period 2011-12-31
GRAPHON CORP/DE
filed 2012-04-16
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

Form 10-K
____________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer    ☐ Accelerated filer    ☐Non-Accelerated filer     ☑ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☑

As of June 30, 2011, the aggregate market value of the Registrant’s common stock held by non-affiliates was $6,297,100.

As of March 23, 2012, there were outstanding 81,943,015 shares of the Registrant’s common stock.

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

PART I

ITEM 1.               BUSINESS

General

We are developers of cloud application delivery software for multiple computer operating systems, including Windows, UNIX and several Linux-based variants.  Our immediate focus is on developing Web-enabling applications for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access, and on developing software-based secure, private cloud environments.  We have also made significant investments in intellectual property.

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

Cloud application delivery software is sometimes referred to, or categorized, as thin-client computing, or server-based computing. It is a software model wherein traditional desktop software applications are relocated to run entirely on a server, or host computer.  This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing.  Our software architecture provides application developers with the ability to relocate their desktop applications to a host computer from where they can be quickly accessed by a wide range of computer and display devices over a variety of connections. Applications can be Web-enabled without the need to modify the original Windows, UNIX or Linux application’s software. Secure private cloud environments can be implemented where the applications and data remain centralized behind a secure firewall and are accessed from remote locations.

On September 1, 2011, we completed a private placement (the “2011 private placement”) of 35,500,000 shares of our common stock and warrants to purchase 23,075,000 shares of our common stock. We derived net cash proceeds of approximately $6,125,500 from the 2011 private placement. We intend to use the net cash proceeds derived from the 2011 private placement for the development, commercialization and exploitation of our present and future intellectual property (“IP”) and working capital resources.

On October 11, 2011, we engaged ipCapital Group, Inc., an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets. Our engagement agreement with ipCapital, as amended, affords us the right to request a number of diverse services to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications and marketing and licensing opportunities, at a cost to us of up to $540,000. As of March 23, 2012, numerous invention ideas have been generated, captured and documented pursuant to ipCapital’s processes, which have led to our filing of 34 new patent applications. In addition, a substantial number of new patent applications are currently in process, which we expect to file in 2012.

We are a Delaware corporation, founded in May 1996.  Our headquarters are located at 5400 Soquel Avenue, Suite A2, Santa Cruz, California, 95062 and our phone number is 1-800-GRAPHON (1-800-472-7466).   We also have offices in Campbell, California, Concord, New Hampshire, Irvine, California, and Charlotte, North Carolina. Additionally, we have remote employees located in various states, as well as internationally in England and Israel. Our Internet Website is http://www.graphon.com.  The information on our Website is not part of this annual report.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our Website (click the “Investors” link under the “About GraphOn” tab and then click “View all GraphOn SEC filings on SEC Website”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Software

Background

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

With increasing demands to control corporate computing costs, industry leaders are developing technology to address total cost of ownership issues.  One approach is to move applications into a public cloud. Companies with public cloud software solutions can offer “software as a service” (“SaaS”) with compelling short-term cost benefits. Another alternative is to offer the software via a “private cloud,” which is hosted on a company’s own or rented servers. With this alternative, the applications and data still reside in the company’s data center. A third alternative is to move to a virtual desktop infrastructure that provides access to a complete desktop from a distance, while the desktop resides on a centralized server. All three of these alternatives are examples of remote access to server-based applications. They simplify individual desktops by moving the responsibility of running and maintaining applications to a central server, with the promise of lowering total cost of ownership.

Our software enables remote access to applications, data and files for all of the three alternatives discussed above.

Computing Challenges Facing Enterprises

Operating systems such as Windows, UNIX and Linux, are computer-based software programs that manage computer hardware resources and provide common services for efficient execution of various application software. Today’s enterprises contain a diverse collection of end-user devices, each with its own particular operating system, processing power and connection type.  Consequently, it is becoming increasingly difficult to provide universal access to business-critical applications across the enterprise.  As a result, organizations resort to application virtualization software, new hardware, or costly application rewrites in order to provide universal application access.

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

Another trend is mobile and tablet devices. This area is growing very rapidly, with businesses having to deal with the concept of BYOD (bring you own device), a common issue currently facing Information Technology departments.  While mobile and tablet devices come with various operating systems and different hardware requirements, the end-user nevertheless expects access to existing cross-platform applications he or she normally uses, whether they be Windows, UNIX or Linux-based.

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

Our Software Products

Our primary software product offerings can be categorized into product families as follows:

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

•
GO-Global Cloud: Cloud products offer a centralized management suite that gives users the ability to access and share applications, files and documents on Windows, UNIX and Linux computers via simple hyperlinks. They give administrators extensive control over user rights and privileges, and allow them to monitor and manage clusters of GO-Global Hosts that support thousands of users. GO-Global Cloud products give application developers the ability to integrate Windows, UNIX and Linux applications into their Web-based enterprise and workflow applications. GO-Global Cloud products include GO-Global Host capabilities. We released GO-Global Cloud for Windows in March 2011 and expect to release GO-Global Cloud for UNIX in 2012.

•
GO-Global Client: We plan to continue to develop Client products for portable and mobile devices. We released Client products for the iPad and Android tablets in June 2011 and February 2012, respectively.

Target Markets

The target market for our products includes small to medium-sized companies, departments within large corporations, governmental and educational institutions, ISVs and value-added resellers (“VARs”). Our software enables these targeted organizations to move their existing applications to the public cloud and provide SaaS or move them to a secure, private cloud environment. By using our software, organizations can give their remote users, partners and customers access to their native applications. Our software is designed to allow these organizations and enterprises to tailor the configuration of the end-user device for a particular purpose, rather than following a “one PC fits all” high-cost ownership model. We believe our opportunities are as follows:

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

Strategic Customer Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets.  We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us.  Our strategic relationships include the following:

•
We are party to a non-exclusive distribution agreement with KitASP, a Japanese application service provider founded by companies within Japan’s electronics and infrastructure industries, including NTT DATA, Mitsubishi Electric, Omron, RICS, Toyo Engineering and Hitachi. Pursuant to this agreement, which was entered into in September 2011, KitASP has licensed our GO-Global product line for inclusion in their software products, primarily their server-bundled application service provider software solution. Our agreement with KitASP is for a minimum of twelve months, during which time it may only be terminated upon the occurrence of a limited number of circumstances. After the initial twelve-month period, either party may terminate the contract upon 60 days’ written notice to the other party.

•
We are party to a non-exclusive distribution agreement with Ericsson, a global provider of telecommunications equipment and related services to mobile and fixed network operations. Pursuant to this agreement, Ericsson has licensed our legacy GO-Global for UNIX software for inclusion with their ServiceON Optical and ServiceON Access telecommunications network management systems. Our agreement with Ericsson, which was originally entered into in September 2000, automatically renews annually. Either party may terminate the contract upon written notice to the other party at least one month prior to the expiration of the then current term.

•
We are party to a non-exclusive channel partner agreement with Elosoft Informatica Ltda, a South American distributor of various technology products, including both hardware and software offerings, and related services. Under the terms of this agreement, Elosoft has licensed both our GO-Global Windows Host and legacy GO-Global for UNIX software for deployment to their distribution network with both sub-distributors and end-users. Our agreement with Elosoft, which was originally entered into in February 2005, automatically renews annually. Either party may terminate the agreement upon 60 days written notice to the other party.

•
We are party to a non-exclusive global purchasing agreement with Alcatel-Lucent, a telecommunications, network systems and services company.  Pursuant to this relationship, which started in July 1999, Alcatel-Lucent has licensed our legacy GO-Global for UNIX software for inclusion with their software products.  Many of Alcatel-Lucent’s customers are using our legacy server-based software to remote access Alcatel-Lucent's Network Management Systems (NMS) applications.  Our current agreement with Alcatel-Lucent expires in December 2012.  Either party may renew the agreement for additional periods of twelve months upon written notice to the other party at least 60 days prior to the expiration of the then current term.  Lacking such renewal notice, the agreement will expire at the end of its term.

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

We currently consider KitASP, Ericsson, Elosoft and Alcatel-Lucent to be our most significant customers.  Sales to these customers represented approximately 11.8%, 8.6%, 5.6% and 4.9% of total software sales during 2011, respectively, and approximately 3.5%, 14.7%, 5.2% and 7.8% of total software sales during 2010, respectively.

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

Research and Development

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products.  We invested approximately $2,547,400 and $2,466,700 in research and development with respect to our software products in 2011 and 2010, respectively.  During 2011 and 2010 we capitalized an additional $209,900 and $277,800 of development investments incurred in the development of products we released during 2011 and 2010, respectively. We expect to continue to make significant product investments during 2012.

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

We encounter competition from developers of conventional server-based software for the individual PC as well as competition from other companies in the cloud computing software market and the application virtualization software market.  We believe our principal competitors in the cloud computing software market include Citrix Systems, Inc., OpenText Communications, Ltd. and Microsoft Corporation.  Citrix is an established leading vendor of virtualization software, OpenText is an established market leader for remote access to UNIX applications and Microsoft is an established leading vendor of Windows operating systems and services for servers.

Intellectual Property

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

ipCapital Agreement

We believe that intellectual property (IP) is a business tool that potentially maximizes our competitive advantages and product differentiation, grows revenue opportunities, encourages collaboration with key business partners, and protects our long-term growth opportunities.  Strategic IP development is therefore a critical component of our overall business strategy.  It is a business function that consistently interacts with our research and development, product development, and marketing initiatives to generate further value from those operations.

On October 11, 2011, we engaged ipCapital Group, Inc., an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets.

Our engagement agreement with ipCapital affords us the right to request ipCapital to perform a number of diverse services, employing its proprietary processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities. Between November 4, 2011 and January 20, 2012, we entered into three separate addendums to our agreement with ipCapital to provide us with additional services related to identifying and extracting additional new inventions, and drafting new invention disclosures, among other opportunities.

We will decide in our sole discretion how many of these services, whose cost to us will range from $5,000 to $60,000 per service, we request. Should we request ipCapital to perform all of these services, the total cost to us of all the services so provided would aggregate $540,000, which we expect would be expended throughout 2012. As of December 31, 2011, we had requested ipCapital to perform four diverse services at an aggregate cost of $150,000.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. The warrant will vest and become exercisable to the extent of 200,000 of these shares in three equal annual installments commencing on October 11, 2012, and to the extent of the remaining 200,000 shares, upon the completion to our satisfaction of all services that we have requested ipCapital to perform on our behalf under the engagement agreement, prior to the signing of any amendments. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay to an unaffiliated person for substantially similar services.

Pursuant to our agreement with ipCapital, several ipScan® and Invention on Demand® sessions were conducted between September 2011 and March 2012. During these sessions, numerous invention ideas were generated, captured and documented pursuant to ipCapital’s processes. As a result of these sessions, 34 new patent applications have been filed, of which 27 pertain to our GraphOn technology and 7 pertain to our NES patent portfolio, as discussed below.

GraphOn Patent Portfolio

We have 29 patent applications pending on our technology as of April 12, 2012. We expect to file more applications as we implement further updates to our product line and continue activity under the ipCapital agreement. We have not filed applications for patents pertaining to our technology in any foreign jurisdiction.

Prior to our association with ipCapital, we had two issued patents pertaining to our core technology, including our proprietary RXP protocol. Additionally, two patent applications were pending that related to our core technology prior to our association with ipCapital.

NES Patent Portfolio

Through our acquisition of Network Engineering Solutions, Inc. (“NES”) in January 2005, we acquired the rights to the NES patent portfolio, which consisted primarily of method patents that describe software and network architectures to accomplish certain tasks through computer networks or the Internet, as well as other intellectual property rights. Including continuation patents granted since the date of that acquisition and the recent cancellation of one patent during a reexamination process, the NES portfolio now consists of 23 issued patents. These patents will expire at various times between December 2014 and October 2016. As of March 23, 2012, eleven patent applications were pending in the Patent and Trademark Office (the “PTO”) that are continuations of previously issued patents in the NES portfolio. At that date, the applications had been pending for various periods ranging from approximately 2 to 72 months. Between 2005 and 2008, we initiated litigation against certain companies that we believed violated one or more of these patents. We do not expect to be initiating any new infringement litigation with respect to any NES portfolio patents that were not already involved in our on-going litigation as of December 31, 2008.
We have not filed applications for patents pertaining to our NES portfolio in any foreign jurisdiction.

See Item 3 “Legal Proceedings” for information relating to infringement litigation involving certain patents in the NES portfolio, including our U.S. Patent No. 5,826,014. If claims within this patent were to be ultimately rejected, such rejection would have no impact on our GO-Global product line as the GO-Global technology is based on other patents.

Employees

As of March 23, 2012, we had a full-time equivalent total of 34 employees, including 6.5 in marketing, sales and support, 19.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 6 in administration and finance and 2 in our patent group.  We believe our relationship with our employees is good.  None of our employees is covered by a collective bargaining agreement.

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

We have experienced significant operating losses since we began operations.  We incurred operating losses of $1,984,700 and $835,600 for the years ended December 31, 2011 and 2010, respectively. We expect that both our Software and Intellectual Property segments will incur operating losses in fiscal 2012; consequently, we expect to report an operating loss on a consolidated basis for the year ended December 31, 2012. In subsequent reporting periods, if revenues grow more slowly than anticipated, or if aggregate operating expenses exceed expectations, we will continue to be unprofitable.  Even if we become profitable, we may be unable to sustain such profitability.

Weak economic conditions could adversely affect our business, results of operations, financial condition, and cash flows.

The current weak economic conditions, coupled with continued uncertainty as to its duration and severity, could negatively impact our current and prospective customers, resulting in delays or reductions in their technology purchases. As a result, we could experience fewer new orders, fewer renewals, longer sales cycles, the impact of the slower adoption of newer technologies, increased price competition, and downward pressure on our pricing during contract renewals, any of which could have a material and adverse impact on our business, results of operations, financial condition, and cash flows. These weak economic conditions also may negatively impact our ability to collect payment for outstanding debts owed to us by our customers or other parties with whom we do business. We cannot predict the timing or strength of any subsequent recovery that may occur.

Our revenue is typically generated from a limited number of significant customers.

A material portion of our revenue during any reporting period is typically generated from a limited number of significant customers, all of which are unrelated third parties.  We categorize our customers into three broad categories for revenue recognition purposes: stocking resellers, non-stocking resellers and direct end users. If any of our significant non-stocking resellers or direct end users reduce their order level or fail to order during a reporting period, our revenue could be materially adversely impacted because we recognize revenue on sales to these customers upon product delivery, assuming all other revenue recognition criteria have been met.

Our significant stocking resellers are typically ISVs who have bundled our products with theirs to sell as Web-enabled versions of their products. These customers maintain inventories of our products for resale, and we do not recognize revenue until our products are resold to end users, assuming all other revenue recognition criteria have been met. If these customers determine to maintain a lower level of inventory in the future and/or they are unable to sell their inventory to end users as quickly as they have in the past, our revenue and business could be materially adversely impacted.

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

Our future success depends on our ability to continually enhance our current products and develop and introduce new products that our customers choose to buy.  If we are unable to satisfy our customers’ demands and remain competitive with other products that could satisfy their needs by introducing new products and enhancements, our business, results of operations, financial condition, and cash flows could be materially adversely impacted.  Our future success could be hindered by, among other factors:

•	the amount of cash we have available to fund investment in new products and enhancements;
•	delays in our introduction of new products and/or enhancements of existing products;
•	delays in market acceptance of new products and/or enhancements of existing products; and
•	a competitor’s announcement of new products and/or product enhancements or technologies that could replace or shorten the life cycle of our existing products.

For example, sales of our GO-Global Windows Host software could be affected by the announcement from Microsoft of the intended release, and the subsequent actual release, of a new Windows-based operating system, such as Windows 8, or an upgrade to a previously released Windows-based operating system version. These new or upgraded systems may contain similar features to our products or they could contain architectural changes that would temporarily prevent our products from functioning properly within a Windows-based operating system environment.

Sales of products within our GO-Global product families constitute a substantial majority of our revenue.

We anticipate that sales of products within our GO-Global product families, and related enhancements, will continue to constitute a substantial majority of our revenue for the foreseeable future.  The success, if any, of our new GO-Global products may depend on a number of factors, including market acceptance of the new GO-Global products and our ability to manage the risks associated with product introduction.  Declines in demand for our GO-Global products could occur as a result of, among other factors:

•	lack of success with our strategic partners;
•	new competitive product releases and updates to existing competitive products;
•	decreasing or stagnant information technology spending levels;
•	price competition;
•	technological changes; or
•	general economic conditions in the markets in which we operate.

If our customers do not continue to purchase GO-Global products as a result of these or other factors, our revenue would decrease and our results of operations, financial condition, and cash flows would be adversely affected.

Our operating results in one or more future periods are likely to fluctuate significantly and may fail to meet or exceed the expectations of investors.

Our operating results are likely to fluctuate significantly in the future on a quarterly and annual basis due to a number of factors, many of which are outside our control.  Factors that could cause our operating results and therefore our revenues to fluctuate include the following, among other factors:

•	our ability to maximize the revenue opportunities of our patents;
•	variations in the size of orders by our customers;
•	increased competition; and
•	the proportion of overall revenues derived from different sales channels such as distributors, original equipment manufacturers (OEMs) and others.

In addition, our royalty and license revenues are impacted by fluctuations in OEM licensing activity from quarter to quarter, which may involve one-time orders from non-recurring customers, or customers who order infrequently.  Our expense levels are based, in part, on expected future orders and sales; therefore, if orders and sales levels are below expectations, our operating results are likely to be materially adversely affected.  Additionally, because significant portions of our expenses are fixed, a reduction in sales levels may disproportionately affect our net income.  Also, we may reduce prices and/or increase spending in response to competition or to pursue new market opportunities.  Because of these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of investors.  In that event, the trading price of our common stock would likely be adversely affected.

We will encounter challenges in recruiting, hiring and retaining new personnel and/or replacements for any members of key management or other personnel who depart.

Our success and business strategy is dependent in large part on our ability to attract and retain key management and other personnel in certain areas of our business.  If any of these employees were to leave, we would need to attract and retain replacements for them.  Without a successful replacement, the loss of the services of one or more key members of our management group and other key personnel could have a material adverse effect on our business. We do not have long-term employment agreements with any of our key personnel and any officer or other employee can terminate their relationship with us at any time. We may also need to add key personnel in the future, in order to successfully implement our business strategies. The market for such qualified personnel is highly competitive and it includes other potential employers whose financial resources for such qualified personnel are more substantial than ours. Consequently, we could find it difficult to attract, assimilate or retain such qualified personnel in sufficient numbers to successfully implement our business strategies.

Our failure to adequately protect our proprietary rights may adversely affect us.

Our commercial success is dependent, in large part, upon our ability to protect our proprietary rights.  We rely on a combination of patent, copyright and trademark laws, and on trade secrets and confidentiality provisions and other contractual provisions to protect our proprietary rights.  These measures afford only limited protection.  We cannot assure you that measures we have taken or may take in the future will be adequate to protect us from misappropriation or infringement of our intellectual property.  Despite our efforts to protect proprietary rights, it may be possible for unauthorized third parties to copy aspects of our products or obtain and use information that we regard as proprietary.  In addition, the laws of some foreign countries do not protect our intellectual property or other proprietary rights as fully as do the laws of the United States.  Furthermore, we cannot assure you that the existence of any proprietary rights will prevent the development of competitive products.  The infringement upon, or loss of, any proprietary rights, or the development of competitive products despite such proprietary rights, could have a material adverse effect on our business.

Our business significantly benefits from strategic relationships and there can be no assurance that such relationships will continue in the future.

Our business and strategy relies to a significant extent on our strategic relationships with other companies.  There is no assurance that we will be able to maintain or further develop any of these relationships or to replace them in the event any of these relationships are terminated.  In addition, any failure to renew or extend any license between any third party and us may adversely affect our business.

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

The market we participate in is intensely competitive, rapidly evolving and subject to continuous technological changes.  We expect competition to increase as other companies introduce additional competitive products.  In order to compete effectively, we must continually develop and market new and enhanced products and market those products at competitive prices.  As markets for our products continue to develop, additional companies, including companies in the computer hardware, software and networking industries with significant market presence, may enter the markets in which we compete and further intensify competition.  A number of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, sales, technical, marketing and other resources than we do.  We cannot give any assurance that our competitors will not develop and market competitive products that will offer superior price or performance features, or that new competitors will not enter our markets and offer such products.  We believe that we will need to invest significant financial resources in research and development to remain competitive in the future.  Such financial resources may not be available to us at the time or times that we need them, or upon terms acceptable to us, or at all.  We cannot assure you that we will be able to establish and maintain a significant market position in the face of our competition and our failure to do so would adversely affect our business.

Our stock is thinly traded and its price has been historically volatile.

Our stock is thinly traded. As such, holders of our stock are subject to a high risk of illiquidity, e.g., you may not be able to sell as many shares at the price you would like, or you may not be able to purchase as many shares at the price you would like, due to the low average daily trading volume of our stock. Additionally, the market price of our stock has historically been volatile; it has fluctuated significantly to date.  The trading price of our stock is likely to continue to be highly volatile and subject to wide fluctuations.  Your investment in our stock could lose some or all of its value.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

Our corporate headquarters currently occupies approximately 1,850 square feet of office space in Santa Cruz, California, under a lease that will expire in July 2012.  Rental of these premises will average approximately $4,100 per month over the remaining term of the lease, which is inclusive of our pro rata share of utilities, facilities maintenance and other costs. During June 2011, we received notice from the County of Santa Cruz (the “County”) that it intends to purchase the corporate office complex where our office is located from our landlord. Under certain statutes that enable the County to make such purchase, we could be required to vacate our space within 90 days of receiving notice from the County that it will be terminating our lease. Such notice could occur at any time prior to the expiration of the lease, however; as of March 23, 2012 we have not received such notice. As more fully discussed in the next paragraph, we have signed a lease for office space in Campbell, California and will be relocating our corporate offices to such space prior to the expiration of the Santa Cruz lease. We do not expect the relocation costs to be material.

During December 2011, we entered into a 64-month office lease for approximately 4,400 square feet in Campbell, California that ultimately will house our new products engineering team and our corporate offices. Rent on this facility will average approximately $12,200 per month over the term of the lease, net of our pro rata share of utilities, facilities maintenance and other costs.

Our domestic research and development team currently occupies approximately 5,560 square feet of office space in Concord, New Hampshire, under a lease that will expire in September 2012.  Rent on the Concord facility will approximate $8,800 per month over the remaining term of the lease. We expect to renew the Concord lease upon its expiration.

We occupy approximately 150 square feet of office space in Irvine, California and in Charlotte, North Carolina under leases that each expire in March 2013.  Monthly rental payments for these offices, which are used primarily for sales and marketing, are approximately $1,200 and $1,000, respectively.

We believe our current and future facilities will be adequate to accommodate our needs for the foreseeable future.

ITEM 3.LEGAL PROCEEDINGS

Between 2005 and 2008, we initiated litigation against certain companies that we believed violated one of more of the patents we acquired from Network Engineering Software (“NES”). Even though all of the attorneys we have retained to represent our interests in enforcing our patents have agreed to represent us on a contingency basis, certain significant costs of enforcement, including those associated with expert consultants and travel, are required to be paid as incurred. We do not expect to be initiating any new infringement litigation with respect to any of the NES portfolio patents that were not already involved in our on-going litigation as of December 31, 2008. We can give no assurances that we will be able to continue this litigation in the future.

The paragraphs that follow summarize the status of all currently pending legal proceedings. In all such proceedings we have retained the services of various outside counsel. All such counsel have been retained under contingency fee arrangements that require us to only pay for certain non-contingent fees, such as services for expert consultants, and travel, prior to a verdict or settlement of the respective underlying proceeding.

GraphOn Corporation v. Juniper Networks, Inc.

On August 28, 2007, we filed a proceeding against Juniper Networks, Inc. (“Juniper”) in the United States District Court in the Eastern District of Texas alleging that certain of Juniper’s products infringe three of our patents - U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336 (the “’014,” “’798” and “’336” patents) - which protect our fundamental network security and firewall technologies. We seek preliminary and permanent injunctive relief along with unspecified damages and fees.  Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe any of these patents, and that all of these patents are invalid and unenforceable. On September 29, 2009, the court granted our request to remove the ‘336 patent from the case. On December 30, 2009, the court, acting on its own motion, transferred the case to the United States District Court for the Northern District of California. This case is now stayed, pending outcome of the reexaminations of both the ‘014 and ‘798 patents in the PTO.

Patent and Trademark Office Action – Reexamination of the ‘798 Patent

On April 6, 2008 the PTO ordered the reexamination of the ‘798 patent as a result of a reexamination petition filed by Juniper.  On August 14, 2009, the PTO issued a final rejection of the ‘798 patent. We appealed this rejection to the PTO’s Board of Patents and Interferences. On October 21, 2010, the Board of Patents and Interferences affirmed the rejection of the ‘798 patent.  We did not appeal this decision.

Patent and Trademark Office Action – Reexamination of the ‘014 Patent

The ‘014 patent is the sole patent remaining in our lawsuit against Juniper and it is the original patent in our firewall/proxy access family of patents. On July 25, 2008, the PTO ordered the reexamination of the ‘014 patent as a result of a reexamination petition filed by Juniper.  On September 24, 2009, the PTO issued a final rejection of the ‘014 patent. We appealed this rejection to the PTO’s Board of Patents and Interferences. On March 19, 2010, we filed an appeal brief with the PTO. On June 2, 2010, the PTO dismissed our appeal and terminated the reexamination.  On July 21, 2010, we filed a petition to revive the reexamination in which, among other matters, we presented new claims to the ‘014 patent that we believe, if confirmed, will result in a stronger patent in our lawsuit against Juniper. On February 11, 2011, the PTO granted our petition, and accepted our appeal brief.  An oral hearing was conducted on December 21, 2011. On January 19, 2012 the PTO gave notice that certain claims of the ‘014 patent were expected to be confirmed. We expect the PTO to issue notice within 90 days of that date regarding which claims of the ‘014 patent will ultimately be confirmed.

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

On May 1, 2009, we asserted a counterclaim against Juniper, alleging infringement of four of our patents - U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and 7,424,737 (the “’378,” “’847,” “’573” and “’737” patents). On June 18, 2009, the court transferred the case from the United States District Court for the District of Eastern Virginia to the United States District Court for the District of Eastern Texas. On February 25, 2010, that court transferred the case to the United States District Court for the Northern District of California. On September 28, 2010, the court entered an order stipulated to by us and Juniper removing the ‘573 patent from the case. The court subsequently stayed the case pending the outcome of the reexaminations of the remaining asserted patents by the PTO.

Between October 4, 2011 and February 21, 2012, we received and filed responses to Action Closing Prosecutions regarding the ‘847, ‘378 and ‘737 patents.  An Action Closing Prosecution is a non-final advisory action taken by an examiner wherein the examiner comments on the responses received by the patent owner (in this case, us) and the third party requestor (in this case, Juniper) during the earlier phases of the reexamination proceeding. After receiving Juniper’s responses, the examiner will issue a Right of Appeal Notice to each party, which is the final administrative action in a reexamination proceeding. The Right of Appeal Notice will set forth the examiner’s final comments and the administrative action taken by the examiner in the reexamination proceeding. Depending on the examiner’s findings, one or both parties may appeal the Right of Appeal Notice to the Board of Patent Appeals and Interferences. As of March 23, 2012, no date had been set for the issuance of the Right of Appeal Notice for the ‘737 patent. On March 10, 2012 and March 12, 2012, we received a Right of Appeal Notice wherein the examiner maintained his earlier comments and issued a final rejection for the ‘847 and ‘378 patent, respectively. We filed a Notice of Appeal in response to the Right of Appeal Notice for each of these two patents on April 10, 2012. We believe that the ultimate resolution of this proceeding will not have a material impact on our results of operations, cash flows or financial position.

Myspace, Inc. v. GraphOn Corporation and craigslist, Inc. v. GraphOn Corporation

On February 10, 2010 and March 18, 2010, Myspace, Inc. and craigslist, Inc., respectively, filed complaints for declaratory judgment against us in the United States District Court for the District of Northern California. Such complaints ask the court to take certain actions with respect to some of our patents - U.S. Patent Nos. 6,624,538, 6,850,940, 7,028,034, and 7,269,591 (the “’538,” “‘940,” “‘034,” and “‘591” patents). On May 14, 2010, the court issued an order consolidating the Myspace, Inc. and craigslist, Inc. cases into a single case.  (Myspace, Inc. and craigslist, Inc. are referred to collectively herein as “Declaratory Plaintiffs.”) In their complaints, the Declaratory Plaintiffs ask the court to declare that they are not infringing these patents, or, alternatively, that each of these patents is invalid. Further, the Declaratory Plaintiffs ask the court to declare these patents unenforceable. Prior to consolidation of the individual cases, we responded to the complaints and added counterclaims of infringement by the Declaratory Plaintiffs of the ‘538, ‘940, ‘034, and ‘591 patents. We seek unspecified damages and injunctive relief. Additionally, we added Fox Audience Network, Inc. (parent company to Myspace, Inc.) as a party to this suit.

On May 28, 2010, the Declaratory Plaintiffs filed a motion for summary judgment and inequitable conduct asking the court to invalidate the patents we asserted in this case and to hold a separate and early trial on the issue of inequitable conduct. On November 23, 2010 the trial court granted the Declaratory Plaintiffs’ motion for summary judgment, invalidating the asserted patents.  We have appealed the court’s order granting the Declaratory Plaintiffs’ motion for summary judgment to the Court of Appeals for the Federal Circuit, and filed an appeal brief on March 7, 2011. An oral hearing was conducted on October 5, 2011. On March 2, 2012, the Court of Appeals for the Federal Circuit issued an opinion in which the trial court’s order invalidating our patents was affirmed. On March 30, 2012, we filed a petition with the Court of Appeals for rehearing en banc requesting consideration of our appeal.

On July 15, 2010 the court heard the Declaratory Plaintiffs’ motion for an early hearing on the issue of inequitable conduct. Inequitable conduct is a common defense to infringement actions. The onus of proving inequitable conduct – that the patent applicant breached its duty of candor and good faith to the Patent and Trademark Office while applying for its patent – falls upon the party asking the court to decline to enforce the patent, usually the alleged infringer(s).  The court had previously set March 14, 2011 for the hearing on inequitable conduct, but that date has been stayed pending the outcome of our appeal on the motion for summary judgment.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock.  Since March 27, 2003 our common stock has been quoted on the Over-the-Counter Bulletin Board.  Our common stock is quoted under the symbol “GOJO.”
	Fiscal 2011 *		Fiscal 2010 *
Quarter	High	Low	High	Low
First	$0.16	$0.05	$0.10	$0.05
Second	$0.22	$0.13	$0.08	$0.05
Third	$0.28	$0.11	$0.10	$0.04
Fourth	$0.24	$0.17	$0.12	$0.05

* The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 23, 2012, there were approximately 175 holders of record of our common stock.  Between January 1, 2012 and March 23, 2012 the high and low reported sales price of our common stock was $0.215 and $0.17, respectively, and on March 23, 2012 the closing price of our common stock was $0.17.

Dividends

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

Unregistered Sales of Equity Securities

During the three-month period ended December 31, 2011, we issued a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share to ipCapital Group, Inc., an affiliate of John Cronin, who is one of our directors. The warrant will vest and become exercisable to the extent of 200,000 of these shares in three equal annual installments commencing on October 11, 2012, and to the extent of the remaining 200,000 shares, upon the completion to our satisfaction of all services that we have requested ipCapital to perform on our behalf under an engagement agreement and various addendums thereto. The grant of such warrant was not registered under the Securities Act of 1933, because the warrant was offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to section 4(2).

During September and October 2011, we offered to exchange certain options having an exercise price greater than $0.20 per share for new options upon the terms and conditions described in an offer to exchange that was filed with the SEC. During the three-month period ended December 31, 2011, we granted our employees and directors pursuant to the terms of this offer to exchange an aggregate of 3,447,500 new options at an exercise price of $0.202 per share in exchange for the tendered options.  The grant of such stock options was not registered under the Securities Act of 1933, because the stock options were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to section 4(2).

During the three-month period ended December 31, 2011, stock options to purchase 2,995,000 shares of common stock, at exercise prices ranging between $0.202 and $0.230 per share, were granted to non-executive employees, stock options to purchase 1,340,000 shares of common stock, at an exercise price of $0.202 per share, were granted to executive officers, and stock options to purchase an aggregate 847,500 shares of common stock, at exercise prices ranging between $0.202 and $0.230 per share, were granted to certain non-employee directors. The grant of such stock options was not registered under the Securities Act of 1933, because the stock options were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to section 4(2).

Stock Repurchase Program

On January 8, 2008, our Board of Directors authorized a program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. We made no repurchases of our outstanding common stock during the year ended December 31, 2011.

ITEM 6.SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are developers of cloud application delivery software for multiple computer operating systems, including Windows, UNIX and several Linux-based variants.  Our immediate focus is on developing Web-enabling applications for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access, and our developing software-based secure, private cloud environments.  We have also made significant investments in intellectual property. Our operations are conducted and managed in two business segments – “Software” and “Intellectual Property.”

On September 1, 2011, we completed a private placement (the “2011 private placement”) of 35,500,000 shares of our common stock and warrants to purchase 23,075,000 shares of our common stock. We derived net cash proceeds of approximately $6,125,500 from the 2011 private placement after giving effect to:

placement agent fees and expenses, excluding placement agent warrants, of approximately $766,500;
legal, accounting and miscellaneous filing fees paid of approximately $208,000.

We intend to use the net cash proceeds derived from the 2011 private placement for the development, commercialization and exploitation of our present and future intellectual property (“IP”) and working capital resources.

On October 11, 2011, we engaged ipCapital Group, Inc., an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets. ipCapital is an intellectual property strategy firm that specializes in deploying a range of expert invention and IP tactics specifically aimed at directing and accelerating the strategic expansion of IP portfolios in ways that we anticipate will create significant future value.

The following discussion should be read in conjunction with the consolidated financial statements and related notes provided in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Critical Accounting Policies.

Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period(s) being reported upon.  Estimates are used for, but not limited to, the amount of stock-based compensation expense, the warrants liability, the allowance for doubtful accounts, the estimated lives, valuation, and amortization of intangible assets (including capitalized software), depreciation of long-lived assets, and accruals for liabilities and taxes.  While we believe that such estimates are fair, actual results could differ materially from those estimates.

Revenue Recognition
We market and license our products indirectly through channel distributors, ISVs, VARs (collectively “resellers”) and directly to corporate enterprises, governmental and educational institutions and others.  Our product licenses are perpetual.  We also separately sell intellectual property licenses, maintenance contracts (which are comprised of license updates and customer service access), and other products and services.

Generally, software and intellectual property license revenues are recognized when:

  Persuasive evidence of an arrangement exists (i.e., when we sign a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer’s purchase order), and

  Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance (i.e., when title and risk of loss have been transferred to the customer, which generally occurs when the media containing the licensed program(s) is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed programs), and

The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer’s purchase order, and
Collectability is probable. If collectability is not considered probable, revenue is recognized when the fee is collected.

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

Certain resellers (“stocking resellers”) purchase product licenses that they hold in inventory until they are resold to the ultimate end user (an “inventory stocking order”). At the time that a stocking reseller places an inventory stocking order, we do not ship any product licenses to them, rather, the stocking reseller’s inventory is credited with the number of licenses purchased and the stocking reseller can resell (issue) any number of licenses from their inventory at any time. Upon receipt of an order to issue one or more licenses from a stocking reseller’s inventory (a “draw down order”), we will ship the license(s) in accordance with the draw down order’s instructions. We defer recognition of revenue from inventory stocking orders until the underlying licenses are sold and shipped  to the end user, as evidenced by the receipt and fulfillment of the stocking reseller’s draw down order, assuming all other revenue recognition criteria have been met.

We recognize revenue from maintenance contracts ratably over the related contract period, which generally ranges from one to five years.

Intellectual property license agreements provide for the payment of a fully paid licensing fee to us in consideration for the grant of a one-time, non-exclusive license to manufacture and/or sell products covered by patented technologies we own. Generally, the execution of these license agreements also provides for the release of the licensee from certain past and future claims, and the dismissal of any pending litigation between us and the licensee, if any. Pursuant to the terms of these license agreements, we have no further obligation with respect to the grant of the license, including no express or implied obligation to maintain or upgrade the patented technologies, or provide future support or services to the licensee. As such, the earnings process is complete upon execution of the license agreement, and revenue is recognized upon execution of the agreement and the simultaneous receipt of payment.

All of our software and intellectual property licenses are denominated in U.S. dollars.

Long-Lived Assets
Long-lived assets, which consist primarily of capitalized software, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually.  Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate.  Assets to be held and used that are affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization.

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

Stock-Based Compensation
We apply the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Codification Subtopic (ASC) 718-10, “Compensation – Stock Compensation.” We estimated the fair value of each stock-based award granted during the years ended December 31, 2011 and 2010 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2011	2010
Estimated volatility	154% - 221%	175%
Annualized forfeiture rate	0.0% - 5.0%	2%
Expected option term (years)	0.25 – 10.00	7.5
Estimated exercise factor	2 - 20	20
Approximate risk-free interest rate	0.02% - 3.24%	3.72%
Expected dividend yield	—	—

In estimating our stock price volatility for grants awarded during the years ended December 31, 2011 and 2010, we generally analyzed our historic volatility over a period of time equal in length to the expected option term for the option being issued. For grants made to newly hired employees the period of time over which we analyzed our historic volatility ended on the last day of the quarter during which the new employee was hired.  We derived an annualized forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in our work force. Our estimates of the expected option term and the estimated exercise factor were derived from our analysis of historical data and future projections. The approximate risk-free interest rate was based on the implied yield available on U. S. Treasury issues with remaining terms equivalent to our expected option term. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

We also recognized compensation costs for shares purchased under our Employee Stock Purchase Plan (“ESPP”) during the year ended December 31, 2010. We applied the same variables to the calculation of the costs associated with the ESPP shares purchased, except that the expected term was 0.5 years and the approximate risk-free interest rate was 0.19%. The time span from the date of grant of ESPP shares to the date of purchase was six months. The ESPP expired by its terms on January 29, 2010.

We have not historically paid dividends on our common stock and do not anticipate doing so for the foreseeable future.

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2011 and 2010 along with the dollar and percentage changes from 2010 to 2011 in the respective line items.

	Year Ended December 31,		Increase (Decrease)
Revenue	2011	2010	Dollars	Percentage
Software licenses	$3,617,400	$4,168,700	$(551,300)	(13.2	) %
Software service fees	2,722,700	2,411,600	311,100	12.9
Intellectual property licenses	—	875,000	(875,000)	(100.0)
Other	244,300	61,200	183,100	299.2
Total Revenue	6,584,400	7,516,500	(932,100)	(12.4)

Cost of revenue
Software service costs	285,700	411,500	(125,800)	(30.6)

Software product costs	229,200	76,300	152,900	200.4
Intellectual property licenses - contingent legal fees	—	338,100	(338,100)	(100.0)
Total Cost of revenue	514,900	825,900	(311,000)	(37.7)
Gross profit	6,069,500	6,690,600	(621,100)	(9.3)

Operating expenses
Selling and marketing	2,240,900	2,170,100	70,800	3.3
General and administrative	3,265,900	2,889,400	376,500	13.0
Research and development	2,547,400	2,466,700	80,700	3.3
Total Operating expenses	8,054,200	7,526,200	528,000	7.0
Loss from operations	(1,984,700)	(835,600)	(1,149,100)	137.5

Other income (expense)
Change in fair value of warrants liability	222,700	—	222,700	nm
Interest and other income	4,700	11,200	(6,500)	(58.0)
Interest and other expense	(1,400)	(8,100)	6,700	(82.7)
Total other income	226,000	3,100	222,900	nm
Loss before provision for income tax	(1,758,700)	(832,500)	(926,200)	111.3
Provision for income taxes	2,400	3,200	(800)	(25.0)
Net loss	$(1,761,100)	$(835,700)	$(925,400)	110.7

nm – not meaningful

Revenue.

Software Licenses.
The table that follows summarizes software licenses revenue for the years ended December 31, 2011 and 2010 and calculates the change in dollars and percentage from 2010 to 2011 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software licenses	2011	2010	Dollars	Percentage
Windows	$2,430,900	$2,664,300	$(233,400)	(8.8	) %
UNIX/Linux	1,186,500	1,504,400	(317,900)	(21.1)
Total	$3,617,400	$4,168,700	$(551,300)	(13.2)

Software licenses revenue for both our Windows and UNIX/Linux product lines for 2011 decreased from the prior year. These decreases were primarily due to aggregate decreases in the rate at which certain resellers sold their inventories to end-users, and the aggregate order levels of our significant end-user customers.

The decrease in Windows software licenses revenue was primarily due to a reduction in orders from two customers. One customer was an end-user customer whose 2010 ordering level was abnormally higher than its historical norms. This customer, a large US bank, ordered $105,200 of Windows licenses through a non-stocking reseller during 2010 for internal deployment. Upon completion of such deployment, this customer significantly reduced its acquisition of our software licenses and during 2011, such customer did not order any new licenses. The other customer was a non-stocking reseller that reduced its ordering level by $198,500 in 2011 compared to its 2010 ordering level as a result of competitive forces in its market, thus reducing the amount of recognizable revenue from such transactions by an equal amount. These two customer’s aggregate decreased ordering levels, which were partially offset by an aggregate increase from all of our other Windows customers combined, accounted for virtually all of the overall decrease in Windows software licenses revenue.

The decrease in UNIX software licenses revenue was primarily due to reduced ordering levels from two customers. The first customer, a telecommunications carrier, decreased its ordering level by $100,300 in 2011 as compared to its 2010 ordering level, thus reducing the amount of recognizable revenue from such transactions by an equal amount.

Competition between telecommunication carriers has historically been volatile and such volatility can directly impact our customer’s sales, which in turn impacts its ordering levels of our UNIX product.  The second customer reduced its ordering level by $225,400 in 2011 as compared to its 2010 ordering level, thus reducing the amount of recognizable revenue from such transactions by an equal amount. Beginning in the second half of 2009 and continuing throughout 2010, this customer rolled out our UNIX product into certain products in its product line that had not previously used our products.  During this time period, our customer experienced a significant increase in the sale of such products, which translated into a significant increase in its ordering levels of our UNIX product. However, beginning in 2011, this customer has experienced significant increased competitive challenges in its ability to market such products to its customers; accordingly, its ordering level has significantly decreased and is now comparable to its pre-2009 roll out levels. These two decreases were partially offset by an aggregate increase in UNIX software licenses revenue from all of our other UNIX/Linux customers combined.

Our software licenses revenue varies from year to year, sometimes by a material amount. The majority of this revenue has historically been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers.  An increasing number of our resellers purchase software licenses that they hold in inventory (a “stocking reseller”) until they are resold to the ultimate end-user. We defer recognition of revenue from these sales, and report such sales on our Consolidated Balance Sheet under current deferred revenue until the stocking reseller sells the underlying licenses to the ultimate end-user. Consequently, if any of our significant stocking resellers materially changes the rate at which it resells our software products to the ultimate end-user, our software licenses revenue could be materially impacted.

We recognize revenue from the sale of software licenses directly to end-user customers upon shipment, assuming all other criteria for revenue recognition are met. Consequently, if any significant end-user customer subsequently changes its order level, or fails to order during the reporting period, our software licenses revenue could be materially impacted.

During 2011, we released GO Global Cloud for Windows. We expect to release the UNIX version during the first half of 2012. We released GO Global iPad Client in June 2011 and a version for Android Tablets in February 2012. Based on our anticipated continued penetration of these products, we expect 2012 product licenses revenue to exceed 2011 levels. However, if our continued penetration levels are lower than anticipated, our software licenses revenue could be materially adversely impacted.

Software Service Fees
Software service fees revenue increased by $311,100 in 2011 to $2,722,700 from $2,411,600 in 2010. Such increase was primarily a result of the continued growth of the number of maintenance contracts end-user customers have purchased. Software service fees revenue is deferred upon purchase and recognized ratably over the underlying service period of the applicable maintenance contract. We currently offer one, two, three and five year maintenance contracts on our software products. Since end-user customers typically purchase maintenance contracts for their product licenses and renew such licenses upon expiration, revenue recognized from the sale of service contracts increases when the number of maintenance contracts sold increases. We expect 2012 software service fees revenue to exceed 2011 levels.

Intellectual Property Licenses.
The amount of revenue we generate from each intellectual property license we grant can vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology, if any. We recognized $0 and $875,000 of revenue from intellectual property licenses during 2011 and 2010, respectively.

Intellectual property licenses revenue is unpredictable and is dependent upon the degree of success of our efforts to protect our proprietary technology and the outcome of our currently pending litigation efforts. We do not expect to be initiating any new infringement litigation with respect to any of the NES portfolio patents that were not already involved in our on-going litigation as of December 31, 2008.

Other Revenue
Other revenue increased by $183,100 in 2011 to $244,300, from $61,200 in 2010, primarily due to an increase of $149,000 in professional services revenue we recognized from providing certain installation and customization services.

Segment Revenue. Segment revenue was as follows:

			Increase (Decrease)
Year Ended December 31,	2011	2010	Dollars	Percentage
Software	$6,584,400	$6,641,500	$(57,100)	(0.9	) %
Intellectual Property	—	875,000	(875,000)	(100.0)
Consolidated Total	$6,584,400	$7,516,500	$(932,100)	(12.4)

For additional information on our segment revenues, please refer to Note 13 of our consolidated financial statements included elsewhere in this Annual Report.

Costs of Revenue.

Software Service Costs - Software Product Costs
Software costs of revenue are comprised primarily of service costs, which represent the costs of customer service. We incur no significant shipping or packaging costs as virtually all of our deliveries are made via electronic means over the Internet. Also included in software costs of revenue are product costs, which are primarily comprised of the amortization of capitalized software development costs and costs associated with licenses to third party software included in our product offerings.

Research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products so capitalized. We capitalized approximately $209,900 and $277,800 of software development costs during 2011 and 2010, respectively. During 2011, such costs were incurred in the development of GO Global Cloud and GO Global iPad Client, and during 2010 such costs were incurred in the development of GO-Global Windows Host 4. Amortization related to these costs was approximately $143,800 and $40,100 during 2011 and 2010, respectively.

Aggregate software costs of revenue for the year ended December 31, 2011 increased by $27,100, or 5.6%, to $514,900 from $487,800 for 2010.  Aggregate software costs of revenue for the years ended December 31, 2011 and 2010 represented approximately 7.8% and 6.5% of total revenue, respectively.

The decrease in service costs in 2011, as compared with 2010, was primarily as a result of the termination of a customer service employee during 2011, as well as the redeployment of a few customer service employees into other development functions. Service costs include non-cash stock-based compensation. Such costs aggregated approximately $10,400 and $5,300 for 2011 and 2010, respectively.

The increase in product costs for 2011, as compared with 2010, was primarily the result of recognizing amortization of capitalized software development costs and increased royalties costs associated with certain licenses to third party software included in GO-Global Windows Host 4.

We expect software costs of revenue to approximate 2011 levels in 2012.

Intellectual Property Licenses – Contingent Legal Fees
We incurred $338,100 of intellectual property costs of revenue during 2010. All such fees represented contingent legal fees that were incurred in conjunction with the intellectual property licenses entered into during such periods.  We incurred no such fees during 2011 as we did not enter into any intellectual property licenses during 2011.

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

Selling and marketing expenses for the year ended December 31, 2011 increased by $70,800, or 3.3%, to $2,240,900 from $2,170,100 for 2010. Selling and marketing expenses for the years ended December 31, 2011 and 2010 represented approximately 34.0% and 28.9% of total revenue, respectively.

The increase in selling and marketing expenses during 2011, as compared with 2010, was primarily due to increased commissions and bonuses, which were partially offset by a decrease in tradeshow expenses as we did not participate in CeBIT 2011 as we did with CeBIT 2010.

Included in selling and marketing employee costs were non-cash compensation costs aggregating approximately $22,400 and $25,600 for 2011 and 2010, respectively.

We expect 2012 selling and marketing expenses to be higher than 2010 levels as we plan to continue to support our products, particularly our newest products, with various marketing initiatives throughout the year.

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

General and administrative expenses for the year ended December 31, 2011 increased by $376,500, or 13.0%, to $3,265,900 from $2,889,400 for 2010. General and administrative expenses for the years ended December 31, 2011 and 2010 represented approximately 49.6% and 38.4% of total revenue, respectively.

The increase in general and administrative expenses for 2011, as compared with 2010, was comprised of costs associated with the work performed by ipCapital Group in assisting our intellectual property efforts, compensation and legal costs associated with the 2011 options exchange program and the discretionary option grants awarded to all employees and certain directors during October 2011. Also contributing to the increase were the costs associated with the investor road show which preceded the 2011 private placement and increased legal fees derived from work performed by our corporate attorneys related to our general operating activities (including our various SEC filing requirements).

Included in general and administrative employee costs were non-cash compensation costs aggregating approximately $135,600 and $25,000 for 2011 and 2010, respectively. The increase was primarily due to compensation costs associated with our 2011 stock option exchange program and the discretionary options awarded by our compensation committee to all employees and certain officers and directors during 2011. Also, we recognized compensation costs associated with the stock options awarded to the two new directors we hired during 2011 and separate discretionary stock option awards granted to our Chief Executive Officer and Chief Financial Officer during 2011. No options were awarded to either of these officers during 2010.

Also included in general and administrative expense for 2011 was an accrual of non-cash consulting cost of $18,600. Such amount was associated with the warrants issued to ipCapital Group as part of their agreement for performing intellectual property consulting services for us. All consulting costs associated with such services, including all non-cash costs, are recorded as a component of general and administrative expense.

Costs associated with other individual components of general and administrative expenses, including depreciation and amortization, insurance, rent, costs associated with being a publicly-traded entity and bad debts expenses, did not change significantly in 2011, as compared with 2010.

The ending balance of our allowance for doubtful accounts as of December 31, 2011 and 2010 was $25,000 and $32,800, respectively. Bad debts expense was approximately ($7,800) and $4,900 for the years ended December 31, 2011 and 2010, respectively.

We expect to invest an additional $1,000,000, approximately, in our intellectual property during 2012, as compared with 2011, as part of our intellectual property strategic initiative; accordingly, we anticipate that general and administrative expense in 2012 will significantly exceed 2011 levels.

Research and Development Expenses.  Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, all costs of our Israeli subsidiary (GraphOn Research Labs Limited), travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $80,700, or 3.3%, to $2,547,400 for the year ended December 31, 2011 from $2,466,700 in the prior year. Research and development expenses for the years ended December 31, 2011 and 2010 represented approximately 38.7% and 32.8% of total revenue, respectively.

We capitalized $209,900 of research and development costs associated with the development of GO-Global Cloud and GO-Global iPad Client during 2011 and $277,800 of research and development costs associated with the development of GO-Global Windows Host 4 during 2010. Had these costs not met the criteria for capitalization they would have been expensed as incurred during the respective years.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $94,700 and $23,500, for 2011 and 2010, respectively. The main reason for the increase in the stock-based compensation expense was the 1,000,000 share award granted to our Chief Technology Officer.

In March 2012, we opened an office in Campbell, California, where we plan on staffing an engineering team charged with new product development. As of March 2012, we have hired 4.5 employees for this office. We expect to fill one more full time engineering position in the Campbell office during 2012. As a result of this, we expect 2012 research and development expenses, net of software developments costs we anticipate capitalizing during 2012, to significantly exceed 2011 levels.

Change in Fair Value of Warrants Liability.  During 2011, we recognized a net change of $222,700 in the aggregate fair value of the warrants we issued in the 2011 private placement. No warrants were outstanding during 2010.

The change in fair value of warrants liability was approximately 3.4% of total revenues for the year ended December 31, 2011.

Interest and Other Income.  During 2011 and 2010, the primary component of interest and other income was interest income derived on excess cash.  Our excess cash was held in an interest bearing business savings account with an institution whose minimum net assets were greater than or equal to one trillion U.S. dollars. The decrease in interest and other income in 2011, as compared with 2010, was primarily as a result of lower average amounts of excess cash.

During 2010, other income also included a $3,400 refund of state taxes.

Interest and other income was approximately 0.1% and 0.1% of total revenues for the years ended December 31, 2011 and 2010, respectively.

Interest and Other Expense.  For the years ended December 31, 2011 and 2010, interest and other expense was primarily comprised of translation losses on our petty cash funds maintained in our foreign offices (United Kingdom and Israel). During 2010, interest and other expense also included $2,200 of interest expense related to a software license we entered into during 2008.

Segment Loss from Operations.  As a result of the foregoing items, segment loss from operations was as follows:

Year Ended December 31,	2011	2010
Software	$(1,183,700)	$(341,700)
Intellectual Property	(801,000)	(493,900)
Consolidated Total	$(1,984,700)	$(835,600)

The increase in the loss from operations we sustained in our software segment for 2011, as compared with 2010, was primarily due to decreased software licenses revenue and increased operating expenses, including the non-cash stock-based compensation expense associated with the 2011 stock option exchange, the 2011 discretionary stock option awards, including those made to our Chief Executive Officer and Chief Financial Officer, and the award granted to our President and Chief Operating Officer.

The increase in the loss from operations we incurred in our intellectual property segment in 2011, as compared with 2010, was because we generated no revenue from our intellectual property segment during 2011. The operating income from our intellectual property segment can vary significantly for any given reporting period based on the amount of revenue being generated by the intellectual property licenses entered into during such period. The amount of revenue being generated by intellectual property licenses can also vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology.

We do not allocate interest and other income, interest and other expense, or income tax to our segments.

Income Taxes.  For the years ended December 31, 2011 and 2010, we recorded a current tax provision of approximately $2,400 and $3,200, respectively.  At December 31, 2011, we had approximately $44 million of federal net operating loss carryforwards, which will begin to expire in 2018.  Also at December 31, 2011, we had approximately $16 million of California state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2013. During the years ended December 31, 2011 and 2010, we did not utilize any of our federal and California net operating losses and have recorded a full valuation allowance against each of them.

At December 31, 2011, we had approximately $1.0 million of federal research and development tax credits, which will begin to expire in 2012.

Net Loss.  As a result of the foregoing items, we reported a net loss of $1,761,100 for the year ended December 31, 2011, as compared with a net loss of $835,700 for 2010.

Liquidity and Capital Resources

During 2011 our cash balance increased by $5,346,500, primarily as a result of the net cash proceeds we derived from the 2011 private placement. Our operations consumed approximately $555,700 of cash during the year, and we capitalized $208,200 of cash expenditures in the development of GO-Global Cloud and GO-Global iPad Client.  Our reported net loss of $1,761,100 included three significant non-cash items: depreciation and amortization of $234,800, which was primarily related to amortization of our capitalized software development costs; stock-based compensation expense of $263,100; and a gain in the aggregate value of our warrants liability of ($222,700) for the warrants issued in the 2011 private placement.

During 2011, we spent approximately $233,900 on investing activities, of which $208,200 was attributable to cash expenditures that were capitalized as a result of the development of GO-Global Cloud and GO-Global iPad Client. The balance of our investing activities was primarily fixed asset purchases, mainly computer equipment. We expect to invest approximately $225,000 in fixed assets and leasehold improvements in our Campbell, California office in the first half of 2012.

Our financing activities generated approximately $6,136,100 of cash, which primarily resulted from the net proceeds received from the 2011 private placement.

We are aggressively looking at ways to improve our revenue stream through the development, marketing and sale of new products.  In addition, should business combination opportunities present themselves to us, and should such opportunities appear to make financial sense and add value for our shareholders, we will consider those opportunities.

We believe that as a result of the introduction of GO-Global Windows Host 4 in 2010, GO-Global Cloud and GO-Global iPad Client in 2011, and the expected introduction of new products slated for 2012, our revenue will increase. During 2012, we expect to continue to prioritize the investment of our resources into the development of various new products, and we expect that certain of these investments will ultimately be capitalized as software development costs. Further, due to our expected investments in new products and our intellectual property strategy, we expect our cash flow from operations to decrease. Based on our cash on hand as of December 31, 2011 and the anticipation of increased revenue, we believe that we will have sufficient resources to support our operational plans for the next twelve months.

Cash
As of December 31, 2011, cash was approximately $7,237,500 as compared with $1,891,000 as of December 31, 2010.  The increase in our cash balance was due to the net cash proceeds we derived from the 2011 private placement.

Accounts receivable, net
At December 31, 2011 and 2010, we had approximately $732,100 and $1,015,900, respectively, in accounts receivable, net of allowances totaling $25,000 and $32,800, respectively.  The decrease in net accounts receivable was primarily due to the collection in early 2011 of a $246,000 receivable, which had resulted from an individual sales transaction that had occurred and been recorded on December 31, 2010. From time to time we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program
During January 2008, our Board of Directors approved a stock repurchase program. Under this program, up to $1,000,000 may be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. We did not repurchase any shares under this plan during either 2011 or 2010, and as of December 31, 2011, $782,500 remains available for stock repurchases.

Working Capital
As of December 31, 2011, we had current assets of $8,121,500 and current liabilities of $3,637,200, which netted to working capital of $4,484,300. Included in current liabilities was the current portion of deferred revenue of $2,878,500.

Segment fixed assets
As of December 31, 2011, segment fixed assets (long-lived assets) were as follows:

	Cost Basis	Accumulated Depreciation /Amortization	Net
Software	$1,824,000	$(1,476,300)	$347,700
Intellectual Property	2,839,000	(2,839,000)	—
Unallocated	39,400	—	39,400
	$4,702,400	$(4,315,300)	$387,100

Fixed assets attributable to our software segment are primarily comprised of equipment, furniture and leasehold improvement and those attributable to our intellectual property segment are primarily comprised of our patents and patent related assets. We do not allocate other assets, which consists primarily of deposits, to our segments.

Commitments and contingencies

At a meeting of our board of directors held on October 18, 2011, the board approved our Director Severance Plan and our Key Employee Severance Plan, each of which had been previously approved by the board, and each of which by its terms had expired on December 31, 2010.  The board approved both plans without change (except their expiration date was changed to December 31, 2013) and with immediate effect.  Following is a summary description of each of these plans.

Director Severance Plan:  This plan provides for accelerated vesting of the director’s stock options upon termination of the director’s position as a director under certain circumstances.  Those circumstances include that the termination must take place after the occurrence of any transaction or series of transactions that constitute a change in the ownership or effective control of us, or in the ownership of a substantial portion of our assets, as defined in regulations promulgated under Section 409A of the Internal Revenue Code of 1986, as amended (such occurrence, a “Designated Event”) and that certain other terms and conditions set forth in the plan must have been met.

Key Employee Severance Plan: This plan provides for payment of certain benefits upon termination of the key employee’s employment under certain circumstances.  The benefits consist of accelerated vesting of stock options, continuation of salary for 12 months after termination (24 months for certain senior management who are so notified in writing), bonus payments that would have been payable but for termination of employment, and payment of certain health and other insurance benefits on behalf of the employee.  The circumstances in which these benefits are payable include that the termination of employment must take place after the occurrence of a Designated Event and that certain other terms and conditions set forth in the plan must have been met.

The plans provide that we have the right to amend or terminate the plans at any time, except that the plans may not be amended or terminated following the occurrence of a Designated Event.  Executive officers first elected or appointed after October 18, 2011 are ineligible to participate in the Key Employee Severance Plan absent prior board consideration and, if requested by one or more directors, the affirmative vote of a majority of the directors.

The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space and is inclusive of our contractual commitments for our Campbell, California office.  With the exception of the Santa Cruz office, which we anticipate will be vacated approximately two months’ prior to the July 2012 expiration date of our current lease, the table assumes that we will occupy all currently leased facilities for the full term of each respective lease:

Year Ending December 31,
2012	$200,300
2013	145,700
2014	144,200
2015	148,600
2016	153,000
2017	78,400
$870,200

Rent expense aggregated approximately $196,800 and $191,200 for the years ended December 31, 2011and 2010, respectively.

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

In October 2009, FASB issued guidance that changed the accounting model for revenue arrangements that include both tangible products and software elements. Such guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Adoption of the provisions of this guidance did not have a material impact on our results of operations, cash flows, or financial position.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheets of GraphOn Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Macias Gini & O'Connell LLP
Macias Gini & O’Connell LLP
Sacramento, California
April 16, 2012

GraphOn Corporation
Consolidated Balance Sheets
As of December 31,

Assets	2011	2010
Current Assets:
Cash	$7,237,500	$1,891,000
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $32,800, respectively	732,100	1,015,900
Prepaid expenses and other current assets	151,900	84,100
Total Current Assets	8,121,500	2,991,000

Capitalized software development costs, net	303,800	237,700
Property and equipment, net	43,900	69,900
Patents, net	—	39,300
Other assets	39,400	8,100
Total Assets	$8,508,600	$3,346,000

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$121,500	$75,700
Accrued expenses	168,500	66,600
Accrued wages	468,700	526,700
Deferred revenue	2,878,500	2,058,300
Total Current Liabilities	3,637,200	2,727,300

Long Term Liabilities:
Warrants liability	3,696,600	—
Deferred revenue	457,200	640,200
Total Liabilities	7,791,000	3,367,500

Commitments and contingencies (Note 10)

Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 81,886,926 and 45,981,625 shares issued and outstanding, respectively	8,200	4,600
Additional paid-in capital	61,398,600	58,902,000
Accumulated deficit	(60,689,200)	(58,928,100)
Total Shareholders' Equity (Deficit)	717,600	(21,500)
Total Liabilities and Shareholders' Equity (Deficit)	$8,508,600	$3,346,000

See accompanying notes to consolidated financial statements

GraphOn Corporation
Consolidated Statements of Operations
For the Year Ended December 31,

Revenue	2011	2010
Software licenses	$3,617,400	$4,168,700
Software service fees	2,722,700	2,411,600
Intellectual property licenses	—	875,000
Other	244,300	61,200
Total Revenue	6,584,400	7,516,500

Cost of revenue
Software service costs	285,700	411,500
Software product costs	229,200	76,300
Intellectual property licenses - contingent legal fees	—	338,100
Total Cost of Revenue	514,900	825,900

Gross Profit	6,069,500	6,690,600

Operating Expenses
Selling and marketing	2,240,900	2,170,100
General and administrative	3,265,900	2,889,400
Research and development	2,547,400	2,466,700
Total Operating Expenses	8,054,200	7,526,200

Loss from Operations	(1,984,700)	(835,600)

Other Income (Expense)
Change in fair value of warrants liability	222,700	—
Interest and other income	4,700	11,200
Interest and other expense	(1,400)	(8,100)
Total other income	226,000	3,100
Loss Before Provision for Income Tax	(1,758,700)	(832,500)
Provision for income taxes	2,400	3,200
Net Loss	$(1,761,100)	$(835,700)

Loss per Common Share – Basic and Diluted	$(0.03)	$(0.02)

Weighted Average Common Shares Outstanding – Basic and Diluted	57,604,103	45,973,691

See accompanying notes to consolidated financial statements

GraphOn Corporation
Consolidated Statements of Shareholders’ Equity (Deficit)
For the Year Ended December 31,

	2011	2010
Preferred stock - shares outstanding
Beginning balance	—	—
Ending balance	—	—
Common stock - shares outstanding
Beginning balance	45,981,625	46,284,292
Employee stock option issuances	180,301	83,333
Private placement of common stock	35,500,000	—
Employee restricted stock awards	225,000	—
Employee stock purchase plan issuances	—	14,000
Previously issued unearned performance-based restricted stock award forfeited	—	(400,000)
Ending balance	81,886,926	45,981,625
Common stock – amount
Beginning balance	$4,600	$4,600
Private placement of common stock – par value	3,600	—
Ending balance	$8,200	$4,600
Additional paid-in capital
Beginning balance	$58,902,000	$58,861,500
Stock-based compensation expense	264,800	83,200
Proceeds from private placement of common stock and warrants	7,100,000	—
Costs of private placement of common stock and warrants	(974,500)	—
Allocation of proceeds from common stock and warrants to warrants liability	(3,900,700)	—
Employee stock purchase plan issuances	—	400
Treasury shares retired	—	(48,100)
Exercise of employee stock options	10,600	5,000
Reclass private placement of common stock – par value amount	(3,600)	—
Ending balance	$61,398,600	$58,902,000
Accumulated deficit
Beginning balance	$(58,928,100)	$(58,092,400)
Net loss	(1,761,100)	(835,700)
Ending balance	$(60,689,200)	$(58,928,100)
Common stock held in treasury – shares held
Beginning balance	—	550,000
Treasury shares retired	—	(550,000)
Ending balance	—	—
Common stock held in treasury – amount
Beginning balance	$—	$(48,100)
Treasury shares retired	—	48,100
Ending balance	$—	$—
Total Shareholders' Equity (Deficit)	$717,600	$(21,500)

See accompanying notes to consolidated financial statements

GraphOn Corporation
Consolidated Statements Of Cash Flows

	For the Year Ended December 31,
Cash Flows Provided By (Used In) Operating Activities:	2011	2010
Net loss	$(1,761,100)	$(835,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,800	595,000
Stock based compensation expense	263,100	79,400
Revenue deferred to future periods	4,473,700	3,608,900
Recognition of deferred revenue	(3,836,500)	(3,609,200)
Change in allowance for doubtful accounts	(7,800)	800
Change in fair value of derivative instruments - warrants	(222,700)	—
Warrants issued for consulting services	18,600	—
Changes in operating assets and liabilities:
Accounts receivable	291,600	(177,100)
Prepaid expenses and other current assets	(50,300)	(19,600)
Other long term assets	(31,300)	6,700
Accounts payable	28,300	(246,100)
Accrued expenses	101,900	(169,300)
Accrued wages	(58,000)	98,200
Net Cash Used In Operating Activities:	(555,700)	(668,000)

Cash Flows Used In Investing Activities:
Capitalized software development costs	(208,200)	(274,000)
Capital expenditures	(25,700)	(25,300)
Net Cash Used In Investing Activities:	(233,900)	(299,300)

Cash Flows Provided By Financing Activities:
Proceeds from Employee Stock Purchase Plan	—	400
Proceeds from exercise of employee stock options	10,600	5,000
Proceeds from private placement of common stock and warrants, net of issuance costs	6,125,500	—
Net Cash Provided By Financing Activities:	6,136,100	5,400

Net Increase (Decrease) in Cash	5,346,500	(961,900)
Cash, beginning of year	1,891,000	2,852,900
Cash, end of year	$7,237,500	$1,891,000

See accompanying notes to consolidated financial statements

GraphOn Corporation
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

The Company.  GraphOn Corporation, a Delaware corporation, was founded in May 1996. GraphOn Corporation and its subsidiaries are collectively defined in these Notes to Consolidated Financial Statements as the “Company.”

The Company’s headquarters are in Santa Cruz, California.  Prior to the expiration of the Company’s lease on its headquarters facility in July 2012, it will be relocating its headquarters to its Campbell, California office.

The Company develops, markets, sells and supports application virtualization software and cloud computing software for multiple computer operating systems, including Windows, UNIX and several Linux-based variants. The Company’s immediate focus is on developing Web-enabling applications for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access, and on developing software-based secure, private cloud environments. The Company has also made significant investments in intellectual property. The Company operations are conducted and managed in two business segments - “Software” and “Intellectual Property.”

Basis of Presentation and Use of Estimates.  The consolidated financial statements include the accounts of GraphOn Corporation and its subsidiaries; significant intercompany accounts and transactions are eliminated upon consolidation.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives, valuation and amortization of intangible assets (including capitalized software); depreciation of long-lived assets; valuation of warrants; and accruals for liabilities and taxes.  While the Company believes that such estimates are fair, actual results could differ materially from those estimates.

Cash Equivalents.  The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2011 or 2010.

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

Software Development Costs.  Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers.  Capitalized costs are amortized to cost of revenues on a product by product basis. Annual amortization for each product is computed as the greater of the following: (a) the ratio of current gross revenues for a product over the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the current reporting period. The Company capitalized $209,900 and $277,800 of costs meeting the criteria incurred during 2011 and 2010, respectively.

Revenue Recognition.  The Company markets and licenses products indirectly through channel distributors, independent software vendors (“ISVs”), value-added resellers (“VARs”) (collectively “resellers”) and directly to corporate enterprises, governmental and educational institutions and others.  Its product licenses are generally perpetual.  The Company also separately sells intellectual property licenses, maintenance contracts (which are comprised of license updates and customer service access),and other products and services.

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

Certain resellers (“stocking resellers”) purchase product licenses that they hold in inventory until they are resold to the ultimate end-user (an “inventory stocking order”). At the time that a stocking reseller places an inventory stocking order, no product licenses are shipped by the Company to the stocking reseller, rather, the stocking reseller’s inventory is credited with the number of licenses purchased and the stocking reseller can resell (issue) any number of licenses from their inventory at any time. Upon receipt of an order to issue one or more licenses from a stocking reseller’s inventory (a “draw down order”), the Company will ship the licenses(s) in accordance with the draw down order’s instructions. The Company defers recognition of revenue from inventory stocking orders until the underlying licenses are sold and shipped to the end user, as evidenced by the receipt and fulfillment of the stocking reseller’s draw down order, assuming all other revenue recognition criteria have been met.

There are no rights of return granted to purchasers of the Company’s software products.

Revenue is recognized from maintenance contracts ratably over the related contract period, which generally ranges from one to five years.

Intellectual property license agreements provide for the payment of a fully paid licensing fee to us in consideration for the grant of a one-time, non-exclusive license to manufacture and/or sell products covered by patented technologies owned by the Company. Generally, the execution of these license agreements also provides for the release of the licensee from certain past and future claims, and the dismissal of any pending litigation between the Company and the licensee, if any. Pursuant to the terms of these license agreements, the Company has no further obligation with respect to the grant of the license, including no express or implied obligation to maintain or upgrade the patented technologies, or provide future support or services to the licensee. As such, the earnings process is complete upon execution of the license agreement, and revenue is recognized upon execution of the agreement, and the determination that collectability is probable.

All of the Company’s software and intellectual property licenses are denominated in U.S. dollars.

Segment information.  The Company has determined that it operates its business in two segments, software and intellectual property, in accordance with FASB ASC 280-10-05, “Segment Reporting” (Note 13).

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The following table illustrates the details of the Allowance for Doubtful Accounts for the years ended December 31, 2011 and 2010:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2011	$32,800	$—	$—	$(7,800)	$25,000
2010	32,000	(4,100)	—	4,900	32,800

Income Taxes.  In accordance with FASB ASC 740-10-05, “Income Taxes,” the Company performed a comprehensive review of uncertain tax positions as of December 31, 2011. In this regard, an uncertain tax position represents the expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

The Company and one or more of its subsidiaries are subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. The Company and its subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2008. There are no tax examinations currently underway for any of the Company’s or its subsidiaries’ tax returns for years subsequent to 2007.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amount for the payment of interest or penalties related to any uncertain tax positions at either December 31, 2011 or 2010, as its review of such positions indicated that such potential positions were minimal.

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

The fair value of the Company’s warrants are determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

•	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

•
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

•
Level 3: Defined as unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

As of December 31, 2011, all of the Company’s $3,696,600 Warrants Liability reported at fair value was categorized as Level 3 inputs (see Note 6). The Company had no other amounts subject to fair value measurements as of December 31, 2010.

Derivative Financial Instruments.  The Company currently does not have a material exposure to either commodity prices or interest rates; accordingly, it does not currently use derivative instruments to manage such risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or in other comprehensive income if they qualify for cash flow hedge accounting.

Long-Lived Assets.  Long-lived assets, which consist primarily of capitalized software development costs, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, annually.  Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate.  Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charges were recorded during either of the years ended December 31, 2011 or 2010.

Loss Contingencies.  The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business.  The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as its ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated.  The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted. No such loss contingency was recorded during either of the years ended December 31, 2011 or 2010.

Stock-Based Compensation. The Company applies the fair value recognition provisions of FASB ASC 718-10, “Compensation – Stock Compensation.”

Valuation and Expense Information Under FASB ASC 718-10

The Company recorded stock-based compensation expense of $263,100 and $79,400 in the years ended December 31, 2011 and 2010, respectively. Such amounts were net of $1,700 and $3,800, respectively, that was capitalized related to software development. As required by FASB ASC 718-10, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the non-cash stock-based compensation expense recorded during the years ended December 31, 2011 and 2010 by income statement classification:

	2011	2010
Cost of revenue	$10,400	$5,300
Selling and marketing expense	22,400	25,600
General and administrative expense	135,600	25,000
Research and development expense	94,700	23,500
	$263,100	$79,400

The Company estimated the fair value of each stock-based award granted during the years ended December 31, 2011 and 2010 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2011	2010
Estimated volatility	154% - 221%	175%
Annualized forfeiture rate	0.0% - 5.0%	2%
Expected option term (years)	0.25 – 10.00	7.5
Estimated exercise factor	2 - 20	20
Approximate risk-free interest rate	0.02% - 3.24%	3.72%
Expected dividend yield	—	—

The Company also recognized compensation costs for common shares purchased under its Employee Stock Purchase Plan (“ESPP”) during the year ended December 31, 2010 by applying the same variables as noted in the table above to the calculation of such costs, except that the expected term was 0.5 years and the risk free interest rate was approximately 0.19%. The time span from the date of grant of ESPP shares to the date of purchase was six months. The ESPP expired by its terms on January 29, 2010.

The Company does not anticipate paying dividends on its common stock for the foreseeable future. The Company used the average historical volatility of its daily closing price for a period of time equal in length to the expected option term for the option being issued. For stock option grants made to newly hired employees, the period of time over which historical volatility was measured ended on the last day of the quarterly reporting period during which the new employee was hired.

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

Earnings Per Share of Common Stock.  FASB ASC 260-10, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.  Potentially dilutive securities are excluded from the computation if their effect is antidilutive.  For the years ended December 31, 2011 and 2010, 35,111,690 and 5,624,987 shares of common stock equivalents were excluded from the computation of diluted earnings per share, respectively, since their effect would be antidilutive.

Comprehensive Loss.  FASB ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources.  Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities.  The individual components of comprehensive income (loss) are reflected in the consolidated statement of operations.  For the years ended December 31, 2011 and 2010, there were no changes in equity (net assets) from non-owner sources.

Financial Statement Presentation – Consolidated Statement of Cash Flows.  The change in other long term assets for the year ended December 31, 2010 has been reclassified as an operating activity from an investing activity in order to conform to the current year’s presentation. Such reclassification did not have a significant impact on total cash flow from operations or investing activities.

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

2.  Capitalized Software Development Costs

Capitalized software development costs as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Software development costs	$487,700	$277,800
Accumulated amortization	(183,900)	(40,100)
	$303,800	$237,700

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $143,800 and $40,100 during the years ended December 31, 2011 and 2010, respectively.

3.  Property and Equipment

Property and equipment as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Equipment	$1,077,200	$1,051,600
Furniture	236,000	236,000
Leasehold improvements	23,000	23,000
	1,336,200	1,310,600
Less: accumulated depreciation and amortization	1,292,300	1,240,700
	$43,900	$69,900

Aggregate property and equipment depreciation expense for the years ended December 31, 2011and 2010 was $51,600 and $82,500, respectively.

4.  Patents

Patents as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Patents	$2,839,000	$2,839,000
Accumulated amortization	(2,839,000)	(2,799,700)
	$—	$39,300

Patent amortization, which aggregated $39,300 and $472,300 during 2011 and 2010, respectively, is a component of general and administrative expenses.

5.  Accrued Expenses

Accrued expenses as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
Professional fees	$88,400	$1,400
Consulting services	60,800	33,900
Royalties	14,600	5,300
Other	4,700	26,000
	$168,500	$66,600

6.  Liability Attributable to Warrants

The exercise price of the warrants issued by the Company in conjunction with the private placement of its common stock (the “2011 private placement”) and the warrants issued to ipCapital Group, an intellectual property consulting firm hired by the Company, could, in certain circumstances, be reset to below-market value. Accordingly, the Company has concluded that such warrants are not indexed to the Company’s common stock; therefore, the warrants were recorded as a liability (See Notes 7 and 14). Changes in the fair value of the 2011 private placement warrants liability are recognized in other expense and changes in the fair value of the warrants issued to

ipCapital are recognized as a component of general and administrative expense in the consolidated statement of operations (See Note 14).

The Company used a binomial pricing model to determine the fair value of its warrants as set forth in the following table:

Warrants	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	198% - 199%	—	4.67 – 5.00	10	0.83% - 0.96%	—
ipCapital	199%	—	4.79 – 5.00	10	0.83% - 1.14%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2011:

Aggregate fair value of the warrants liability associated with the 2011 private placement at issuance	$3,900,700
Change in fair value of warrant liability recorded in other income	(222,700)
Accretion of warrant liability recorded in general and administrative expense	18,600
December 31, 2011 fair value of the warrants liability	$3,696,600

The Company had no outstanding warrants during the year ended December 31, 2010.

7.  Stockholders' Equity

Common Stock.  During 2011, the Company issued 225,000 restricted shares of common stock to two non-executive employees in conjunction with awards granted to these employees prior to 2010. All of the shares so issued were fully vested upon issuance. Also, the Company issued 180,301 shares of common stock as a result of the exercise of employee stock options, at an average exercise price of approximately $0.059 per share, that resulted in $10,600 proceeds to the Company.

During 2010 the Company issued 14,000 shares of common stock to employees in connection with its Employee Stock Purchase Plan, resulting in cash proceeds of $400. The Company’s ESPP expired in January 2010. Shares purchased under the ESPP during 2010 were the culmination of grants issued during 2009. For grants made during 2009, the weighted average fair value of ESPP shares was $0.07.

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

2011 Private Placement

During 2011, the Company issued to accredited investors 35,500,000 shares of its common stock and five-year warrants to purchase an additional 17,750,000 shares of common stock at an exercise price of $0.26 per share in a private placement (the “2011 private placement”) that resulted in gross proceeds of $7,100,000, which was recorded in the financial statements as follows:

Gross cash proceeds	$7,100,000
Less:
Gross proceeds allocated to warrants liability - investors	(2,999,700)
Gross proceeds allocated to additional paid-in capital and common stock	4,100,300
Cash issuance costs
Placement Agent fee and expenses	(766,500)
Legal and accounting fees	(208,000)
Non-cash issuance costs
Warrants liability – Placement Agent fees	(901,000)
Recorded in additional paid-in capital and common stock	$2,224,800

MDB Capital Group, LLC acted as the placement agent in connection with the 2011 private placement, for which it received (i) warrants to acquire 3,550,000 shares of common stock at an exercise price of $0.20 per share, (ii) warrants to acquire 1,775,000 shares of common stock at an exercise price of $0.26 per share, (iii) a $710,000 placement agent fee, and (iv) reimbursement of expenses of approximately $56,500. Such warrants issued to MDB had an estimated fair value of $901,000 upon issuance.

In conjunction with the warrants issued in the 2011 private placement, the Company recorded a Warrants Liability of $3,900,700 as of September 1, 2011 on its Balance Sheet. (Note 6)

All of the warrants issued in respect to the 2011 private placement will expire on September 1, 2016. The exercise price of the warrants could, in certain circumstances, be reset to below-market value. Additionally, all of the warrants contain a cashless exercise provision (net settlement provision) that, under certain circumstances, allows the warrant holders the right to exercise their warrants without making a payment to the Company. In such circumstances, the warrant holders would receive fewer shares of common stock than they otherwise would have been entitled to had they paid the exercise price in cash (a net settlement).

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

Upon expiration of the offer, which occurred on October 12, 2011, participants tendered, and the Company accepted for exchange, 3,447,500 eligible options, representing approximately 84.0% of the total number of eligible options. Pursuant to the terms and conditions of the Offer to Exchange, the Company cancelled all tendered options and, in exchange for such tendered options, immediately thereafter granted an aggregate 3,447,500 new options. The exercise price of the new options was $0.202 per share, which was the closing price of the Company’s common stock on October 12, 2011, as reported by the Over-the-Counter Bulletin Board. The weighted average fair value of the options granted to employees (non-officers) was approximately $0.17 per share and was determined using a binomial pricing model with the following assumptions: estimated volatility - 182%, annualized forfeiture rate - 2.44%, expected option term - 10 years, estimated exercise factor – 5, risk free interest rate – 2.98% and no dividends. The weighted average fair value of the options granted to officers and directors was approximately $0.19 per share and was calculated using a binomial pricing model with the same assumptions as was used for the options granted to employees except that the estimate exercise factor was 15. All of the options vest ratably over the next two years; accordingly, the Company expects to recognize approximately $130,100 of additional stock-based compensation expense, net of estimated forfeitures, over the next two years, of which approximately $39,900 was recognized during the three-month period ended December 31, 2011.

Stock Repurchase Program

During the years ended December 31, 2011 and 2010, the Company did not repurchase any of its common stock under the terms of its Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of December 31, 2011, approximately $782,600 remained available for future purchases under this program. The Company is not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at the Company’s discretion.

Stock-Based Compensation Plans

Active Plans

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

In the case of a performance vested stock award, the entire number of shares subject to such award would be issued at the time of the grant and subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board.  For awards based on time, should the grantee’s service to the Company end before full vesting occurred, all unvested shares would be forfeited and returned to the Company. In the case of awards granted with vesting provisions based on specific performance conditions, if those conditions were not met, then all shares would be forfeited and returned to the Company. Until forfeited, all shares issued under a performance vested stock award would be considered outstanding for dividend, voting and other purposes.

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

All options granted under the 05 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options.  The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant.  The exercise price is immediately due upon exercise of the option.  The maximum term of options issued under the 05 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 05 Plan will terminate no later than February 3, 2015.

As of December 31, 2011, options to purchase 1,705,000 shares of common stock were outstanding, 1,075,000 shares of restricted common stock had been awarded, 400,000 shares of restricted common stock awards had been forfeited, 675,000 shares of restricted stock were issued and outstanding, 5,000 options had been exercised and 1,115,000 shares of common stock remained available for issuance under the 05 Plan.

During the year ended December 31, 2011, options to purchase 300,000 shares of common stock, with a weighted average grant date fair value of $0.17, were granted under the 05 Plan. No options were granted under the 05 Plan during the year ended December 31, 2010.

No options previously issued under the 05 Plan were exercised during the years ended December 31, 2011 or 2010.

2008 Equity Incentive Plan.  In November 2008, the Board approved an additional stock option/stock issuance plan (the “08 Plan”).  Pursuant to the terms of the 08 Plan, options or restricted stock may be granted to officers and other employees, non-employee directors and independent consultants and advisors who render services to the Company.  The Company is authorized to issue options to purchase up to 14,438,333 shares of common stock or restricted stock in accordance with the terms of the 08 Plan.

In the case of a restricted stock award, the entire number of shares subject to such award would be issued at the time of the grant and subject to vesting provisions based on time or performance conditions specified by the Board or an authorized committee of the Board.  For awards based on time, should the grantee’s service to the Company end before full vesting occurred, all unvested shares would be forfeited and returned to the Company. In the case of awards granted with vesting provisions based on specific performance conditions, if those conditions were not met, then all shares would be forfeited and returned to the Company. Until forfeited, all shares issued under a performance vested stock award would be considered outstanding for dividend, voting and other purposes.

Under the 08 Plan, the exercise price of options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted.  The purchase price of performance-vested stock issued under the 08 Plan shall also not be less than 100% of the fair market value of the Company’s common stock on the date the performance-vested stock is granted.  As of December 31, 2011, options to purchase 9,469,194 shares of common stock were outstanding, 263,634 options had been exercised and 4,705,505 shares of common stock remained available for issuance under the 08 Plan.

Options granted under the 08 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options.  The options (and the shares of common stock issuable upon exercise of such options) typically vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant.  The exercise price is immediately due upon exercise of the option.  The maximum term of options issued under the 08 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 08 Plan will terminate no later than November 19, 2018.

During the year ended December 31, 2011, options to purchase 8,128,500 shares of common stock, with a weighted average grant date fair value of $0.11 per share, were granted under the 08 Plan, of which options to purchase 3,447,500 shares of common stock, with a weighted average grant date fair value of $0.18 were granted under the terms of the Tender Offer. During the year ended December 31, 2010, options to purchase 1,049,166 shares of common stock, with a weighted average grant date fair value of $0.06 per share, were granted.

During the year ended December 31, 2011 and 2010, 180,301 and 83,333 options previously granted under the 08 Plan were exercised, resulting in cash proceeds of $10,600 and $5,000, respectively.

Inactive Plans

The following table summarizes options outstanding as of December 31, 2011 and 2010 that were granted from stock based compensation plans that are inactive. Such plans can longer grant options, and none of the plans listed in the table granted options during 2011 or 2010. Additionally, none of the options previously issued from the plans listed in the table were exercised during 2011 or 2010.

		Options Outstanding
	Year	Beginning of Year	Granted	Exercised	Cancelled	End of Year
1998 Stock Option/Stock Issuance Plan	2011	2,691,600	—	—	(2,259,100)	432,500
Supplemental Stock Option Agreement	2011	381,000	—	—	(351,000)	30,000
GG Stock Option Plan	2011	250,000	—	—	(250,000)	—
1996 Stock Option Plan	2011	30,000	—	—	(30,000)	—
Total - Inactive Plans		3,352,600	—	—	(2,890,100)	462,500

1998 Stock Option/Stock Issuance Plan	2010	3,027,325	—	—	(335,725)	2,691,600
Supplemental Stock Option Agreement	2010	381,000	—	—	—	381,000
GG Stock Option Plan	2010	250,000	—	—	—	250,000
1996 Stock Option Plan	2010	54,625	—	—	(24,625)	30,000
Total - Inactive Plans		3,712,950	—	—	(360,350)	3,352,600

Summary – All Plans

A summary of the status of all of the Company’s stock option plans as of December 31, 2011 and 2010, and changes during the years then ended, is presented in the following table:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning	7,322,933	$0.27	7,047,450	$0.32
Granted	8,428,500	$0.20	1,049,166	$0.06
Exercised	(180,301)	$0.06	(83,333)	$0.06
Forfeited or expired	(3,934,438)	$0.39	(690,350)	$0.47
Ending	11,636,694	$0.18	7,322,933	$0.27
Exercisable at year-end	11,636,694	$0.18	7,322,933	$0.27
Vested or expected to vest at year-end	11,455,294	$0.18	7,303,463	$0.27
Weighted average fair value of options granted during the period		$0.11		$0.06

As of December 31, 2011 and 2010, of the options exercisable, 3,586,444 and 6,182,099 were vested, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2011:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	—	$0.16	2,321,694	7.02	$0.06	2,321,694	$0.06
$0.17	—	$0.20	2,182,500	7.45	$0.18	2,182,500	$0.18
$0.21	—	$0.23	5,792,500	9.16	$0.21	5,792,500	$0.21
$0.24	—	$0.56	1,340,000	8.98	$0.29	1,340,000	$0.29
			11,636,694	8.39	$0.18	11,636,694	$0.18

As of December 31, 2011, there were outstanding options to purchase 11,636,694 shares of common stock with a weighted average exercise price of $0.18 per share, a weighted average remaining contractual term of 8.39 years and an aggregate intrinsic value of $287,300.  Of the options outstanding as of December 31, 2011, 3,586,444 were vested, 7,868,850 were estimated to vest in future periods and 181,400 were estimated to be forfeited or to expire in future periods.

As of December 31, 2011, there was approximately $662,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested awards. That cost is expected to be recognized over a weighted-average period of approximately fourteen months.

8.  Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2011 and 2010 consisted of the following:

Current	2011	2010
Federal	$—	$—
State	—	—
Foreign	2,400	3,200
	$2,400	$3,200
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$2,400	$3,200

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34% for the years ended December 31, 2011 and 2010:

	2011	2010
Federal income tax (benefit) at statutory rate	$(596,200)	$(287,400)
Foreign taxes	2,400	3,200
Temporary differences	292,700	104,500
Federal net operating loss not utilized	376,500	182,300
Warrant liability	(75,700)	—
Meals and entertainment (50%)	4,400	3,800
Other items	(1,700)	(3,200)
Provision (benefit) for income tax	$2,400	$3,200

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2011 and 2010:

	2011	2010
Net operating loss carryforwards	$15,815,000	$15,251,000
Tax credit carryforwards	1,059,000	1,059,000
Depreciation and amortization	64,000	92,000
Compensation expense – non-qualified stock options	441,000	329,000
Deferred revenue and maintenance service contracts	1,329,000	1,075,000
Reserves and other	89,000	90,000
Total deferred tax assets	18,797,000	17,896,000
Deferred tax liability – patent amortization	—	(16,000)
Deferred tax liability – capitalized software	(121,000)	(95,000)
Net deferred tax asset	18,676,000	17,785,000
Valuation allowance	(18,676,000)	(17,785,000)
Net deferred tax asset	$—	$—

For financial reporting purposes, with the exception of the year ended December 31, 2007, the Company has incurred a loss in each year since inception.  Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2011 and 2010.  The net change in the valuation allowance was $891,000 and $168,000 for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company had approximately $44 million of federal net operating loss carryforwards and approximately $16 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carry forward will begin to expire in 2018 and the California state loss carry forward will began to expire in 2013.

During the years ended December 31, 2011 and 2010, the Company did not utilize any of its federal or California net operating losses. Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period.

At December 31, 2011, the Company had approximately $1 million of federal research and development tax credits that will begin to expire in 2012.

9.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.  As of December 31, 2011, the Company had approximately $6,793,900 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2010, the Company had $1,558,600 of cash with financial institutions in excess of FDIC insurance limits.

For the year ended December 31, 2011, the Company considered KitASP, Ericsson, Elosoft and Alcatel-Lucent to be its most significant customers. They accounted for approximately 11.8%, 8.6%, 5.6% and 4.9%, respectively, of total software sales, for an aggregate 30.9% of the total of such sales.  Their December 31, 2011 year-end accounts receivable balances represented approximately 0.0%, 23.8%, 7.1% and 10.9% of reported net accounts receivable, for an aggregate 41.8% of reported net accounts receivable.

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

10.  Commitments and Contingencies

The paragraphs that follow summarize the status of all currently pending legal proceedings. In all such proceedings the Company has retained the services of various outside counsel. All such counsel have been retained under contingency fee arrangements that require the Company to only pay for certain non-contingent fees, such as services for expert consultants, and travel, prior to a verdict or settlement of the respective underlying proceeding.

GraphOn Corporation v. Juniper Networks, Inc.

On August 28, 2007, the Company filed a proceeding against Juniper Networks, Inc. (“Juniper”) in the United States District Court in the Eastern District of Texas alleging that certain of Juniper’s products infringe three of its patents - U.S. Patent Nos. 5,826,014, 6,061,798 and 7,028,336 (the “’014,” “’798” and “’336” patents) - which protect its fundamental network security and firewall technologies. The Company seeks preliminary and permanent injunctive relief along with unspecified damages and fees.  Juniper filed its Answer and Counterclaims on October 26, 2007 seeking a declaratory judgment that it does not infringe any of these patents, and that all of these patents are invalid and unenforceable. On September 29, 2009, the court granted the Company’s request to remove the ‘336 patent from the case. On December 30, 2009, the court, acting on its own motion, transferred the case to the United States District Court for the Northern District of California. This case is now stayed, pending outcome of the reexaminations of both the ‘014 and ‘798 patents in the Patent and Trademark Office (the “PTO”).

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

Patent and Trademark Office Action – Reexamination of the ‘014 Patent

 The ‘014 patent is the sole patent remaining in the Company’s lawsuit against Juniper and it is the original patent in the Company’s firewall/proxy access family of patents.  On July 25, 2008, the PTO ordered the reexamination of the ‘014 patent as a result of a reexamination petition filed by Juniper.  On September 24, 2009, the PTO issued a final rejection of the ‘014 patent.  The Company appealed this rejection to the PTO’s Board of Patents and Interferences.  On March 19, 2010, the Company filed an appeal brief with the PTO.  On June 2, 2010, the PTO dismissed the Company’s appeal and terminated the reexamination.  On July 21, 2010, the Company filed a petition to revive the reexamination in which, among other matters, the Company presented new claims to the ‘014 patent that the Company believes, if confirmed, will result in a stronger patent in its lawsuit against Juniper. On February 11, 2011, the PTO granted such petition, and accepted the Company’s appeal brief.  An oral hearing was conducted on December 21, 2011.  On January 19, 2012 the PTO gave notice that certain claims of the ‘014 patent were expected to be confirmed. The Company expects the PTO to issue notice within 90 days of that date regarding which claims of the ‘014 patent will ultimately be confirmed.

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

On May 1, 2009, the Company asserted a counterclaim against Juniper, alleging infringement of four of its patents, namely; U.S. Patent Nos. 7,249,378, 7,269,847, 7,383,573, and 7,424,737 (the “’378,” “’847,” “’573” and “’737” patents). On February 25, 2010, the court transferred the case to the United States District Court for the Northern District of California. On September 28, 2010, the court entered an order stipulated to by the Company and Juniper removing the ‘573 patent from the case. The court subsequently stayed the case pending the outcome of the following reexaminations of the asserted patents by the PTO.

Between October 4, 2011 and February 21, 2012, the Company received and filed responses to Action Closing Prosecutions regarding the ‘847, ‘378 and ‘737 patents.  An Action Closing Prosecution is a non-final advisory action taken by an examiner wherein the examiner comments on the responses received by the patent owner (in this case, the Company) and the third party requestor (in this case, Juniper) during the earlier phases of the reexamination proceeding. After receiving Juniper’s responses, the examiner will issue a Right of Appeal Notice to each party, which is the final administrative action in a reexamination proceeding. The Right of Appeal Notice will set forth the examiner’s final comments and the administrative action taken by the examiner in the reexamination proceeding. Depending on the examiner’s findings, one or both parties may appeal the Right to Appeal Notice to the Board of Patent Appeals and Interferences. As of March 23, 2012, no date had been set for the issuance of the Right to Appeal Notice for the ‘737 patent. On March 10, 2012 and March 12, 2012, the Company received a Right of Appeal Notice wherein the examiner maintained his earlier comments and issued a final rejection for the ‘847 and ‘378 patent, respectively. The Company filed a Notice of Appeal in response to the Right of Appeal Notice for each of these two patents on April 10, 2012. The Company believes that the ultimate resolution of this proceeding will not have a material impact on its results of operations, cash flows or financial position.

Myspace, Inc. v. GraphOn Corporation and craigslist, Inc. v. GraphOn Corporation

On February 10, 2010 and March 18, 2010, Myspace, Inc. and craigslist, Inc., respectively, filed complaints for declaratory judgment against the Company in the United States District Court for the District of Northern California. Such complaints ask the court to take certain actions with respect to some of the Company’s patents - U.S. Patent Nos. 6,624,538, 6,850,940, 7,028,034, and 7,269,591 (the “’538,” “‘940,” “‘034,” and “‘591” patents). On May 14, 2010, the court issued an order consolidating the Myspace, Inc. and craigslist, Inc. cases into a single case.  (Myspace, Inc. and craigslist, Inc. are referred to collectively herein as “Declaratory Plaintiffs.”) In their complaints, the Declaratory Plaintiffs ask the court to declare that they are not infringing these patents, or, alternatively, that each of these patents is invalid. Further, the Declaratory Plaintiffs ask the court to declare these patents unenforceable. Prior to consolidation of the individual cases, the Company responded to the complaints and added counterclaims of infringement by the Declaratory Plaintiffs of the ‘538, ‘940, ‘034, and ‘591 patents. The Company seeks unspecified damages and injunctive relief. Additionally, the Company added Fox Audience Network, Inc. (parent company to Myspace, Inc.) as a party to this suit.

On May 28, 2010, the Declaratory Plaintiffs filed a motion for summary judgment and inequitable conduct asking the court to invalidate the patents the Company asserted in this case and to hold a separate and early trial on the issue of inequitable conduct. On November 23, 2010 the court granted the Declaratory Plaintiffs’ motion for summary judgment, invalidating the asserted patents.

The Company has appealed the court’s order granting the Declaratory Plaintiffs’ motion for summary judgment to the Court of Appeals for the Federal Circuit, and filed an appeal brief on March 7, 2011. An oral hearing was conducted on October 5, 2011. On March 2, 2012, the Court of Appeals for the Federal Circuit issued an opinion in which the trial court’s order invalidating the Company’s patents was affirmed. On March 30, 2012, the Company filed a petition with the Court of Appeals for rehearing en banc requesting reconsideration of its appeal. The Company believes it is not probable that it will be required to reimburse any legal fees incurred by Myspace, accordingly, the Company has not recorded an accrual for such potential costs.

On July 15, 2010 the court heard the Declaratory Plaintiffs’ motion for an early hearing on the issue of inequitable conduct. Inequitable conduct is a common defense to infringement actions. The onus of proving inequitable conduct – that the patent applicant breached its duty of candor and good faith to the Patent and Trademark Office while applying for its patent – falls upon the party asking the court to decline to enforce the patent, usually the alleged infringer(s).  The court had previously set March 14, 2011 for the hearing on inequitable conduct, but that date has been stayed pending the outcome of the Company’s appeal on the motion for summary judgment.

If necessary, the Company intends to pursue affirmation of the validity of these patents through all channels of appeal.

Operating Leases. The Company’s corporate headquarters currently occupies approximately 1,850 square feet of office space in Santa Cruz, California.  Rent on the Santa Cruz facility will average approximately $4,100 per month over the remaining term of the lease, which is inclusive of a pro rata share of utilities, facilities maintenance and other costs. The Company anticipates vacating this site prior to the expiration of the current lease in July 2012. The Company has leased office space in Campbell, California and will be relocating its corporate headquarters to such location.

The Company has leased approximately 4,400 square feet of office space in Campbell, California. In March 2012, one of the Company’s engineering teams commenced occupying such space and the Company’s corporate headquarters will also occupy such space as discussed in the prior paragraph. The office space is rented pursuant to a 64-month operating lease, which will expire no later than June 2017. Rent on the Campbell facility will average approximately $12,300 per month over the term of the lease, net of the Company’s pro rata share of utilities, facilities maintenance and other costs.

The Company currently occupies approximately 5,560 square feet of office space in Concord, New Hampshire, under a lease that will expire in September 2012.  Rent on the Concord facility will approximate $8,800 per month over the remaining term of the lease.

The Company currently occupies approximately 150 square feet of office space in Irvine, California, and Charlotte, North Carolina under leases that each expire in March 2013. Under the terms of these leases, monthly rental payments are approximately $1,200 and $1,000, respectively.

The Company believes that its current facilities will be adequate to accommodate its needs for the foreseeable future.

Future minimum lease payments, which consist entirely of leases for office space, are set forth below. With the exception of the anticipated vacating of the Santa Cruz office two months prior to its current lease’s expiration date in July 2012, the table assumes that the Company will occupy all currently leased facilities for the full term of each respective lease and is inclusive of the future minimum lease payments associated with our Campbell, California office:

Year Ending December 31,
2012	$200,300
2013	145,700
2014	144,200
2015	148,600
2016	153,000
2017	78,400
$870,200

Rent expense aggregated approximately $196,800 and $191,200 for the years ended December 31, 2011 and 2010, respectively.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2011.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2011.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will operate substantially as described in the applicable program documentation for a period of 90 days after delivery.  The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties and has no liabilities recorded for these agreements as of December 31, 2011.

During April 2011, the Company signed a one-year extension on the lease for its Santa Cruz, California corporate headquarters facility. Under such extension the monthly rent for the facility will be approximately $4,100. During June 2011, the Company received notice from the County of Santa Cruz (the “County”) that it intends to purchase the corporate office complex from the Company’s landlord. Under certain statutes that enable the County to make the purchase, the Company could be required to vacate its office space within 90 days of receiving notice from the County that it will be terminating the Company’s lease. Such notice could occur at any time prior to expiration of the extension. Additionally, under certain statutes, the Company would be eligible for relocation assistance. As indicated above under “Operating Leases,” the Company intends to vacate the Santa Cruz premises prior to the lease expiration date and to relocate its headquarters to the Campbell, California premises. The Company does not anticipate incurring significant costs in relocating its corporate headquarters.

The Company’s Chief Financial Officer is entitled to three-months’ severance of his then base salary in the event of a merger or acquisition or certain other conditions.

Director Severance Plan and Key Employee Severance Plan

At a meeting of the Company’s board of directors held on October 18, 2011, the board approved the Company’s Director Severance Plan and Key Employee Severance Plan, each of which had been previously approved by the board, and each of which by its terms had expired on December 31, 2010.  The board approved both plans without change (except their expiration date was changed to December 31, 2013) and with immediate effect.  Following is a summary description of each of these plans.

Director Severance Plan:
This plan provides for accelerated vesting of the director’s stock options upon termination of the director’s position as a director under certain circumstances.  Those circumstances include that the termination must take place after the occurrence of any transaction or series of transactions that constitute a change in the ownership or effective control of us, or in the ownership of a substantial portion of our assets, as defined in regulations promulgated under Section 409A of the Internal Revenue Code of 1986, as amended (such occurrence, a “Designated Event”) and that certain other terms and conditions set forth in the plan must have been met.

Key Employee Severance Plan:
This plan provides for payment of certain benefits upon termination of the key employee’s employment under certain circumstances.  The benefits consist of accelerated vesting of stock options, continuation of salary for 12 months after termination (24 months for certain senior management who are so notified in writing), bonus payments that would have been payable but for termination of employment, and payment of certain health and other insurance benefits on behalf of the employee.  The circumstances in which these benefits are payable include that the termination of employment must take place after the occurrence of a Designated Event and that certain other terms and conditions set forth in the plan must have been met.

The plans provide that we have the right to amend or terminate the plans at any time, except that the plans may not be amended or terminated following the occurrence of a Designated Event.  Executive officers first elected or appointed after October 18, 2011 are ineligible to participate in the Key Employee Severance Plan absent prior board consideration and, if requested by one or more directors, the affirmative vote of a majority of the directors.

11.  Employee 401(k) Plan

In December 1998, the Company adopted a 401(k) Plan (the “Plan”), to provide retirement benefits for employees.  As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees.  Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service.  In addition, the Company may make discretionary/matching contributions.  During 2011 and 2010, the Company contributed a total of approximately $43,200 and $45,200, to the Plan, respectively.

12.  Supplemental Disclosure of Cash Flow Information

The following table presents supplemental disclosure information for the statements of cash flows for the years ended December 31, 2011 and 2010.

Cash Paid:	2010	2010
Income Taxes (1)	$2,600	$3,100
Interest	—	2,200

(1) All such disbursements were for the payment of foreign income taxes.

During the years ended December 31, 2011 and 2010, the Company capitalized $1,700 and $3,800, respectively, of stock-based compensation expense, for which no cash was disbursed, as a component of capitalized software costs.

Also, the Company reported approximately $17,500 as prepaid expense and other current assets for which no cash was disbursed. The Company reported this amount as a component of accounts payable as of December 31, 2011.

13.  Segment Information

FASB Codification Subtopic 280-10, “Segment Reporting” (“ASC 280-10”) establishes standards for reporting information about operating segments. This standard requires segmentation based on the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to operate the business prepared in methods consistent with accounting principles generally accepted in the United States. The segments were defined in order to allocate resources internally.  Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. For the years ended December 31, 2011 and 2010, the Company has determined that it operated its business in two segments, namely Software and Intellectual Property.

Segment revenue for the years ended December 31, 2011 and 2010 was as follows:

			Increase (Decrease)
	2011	2010	Dollars	Percentage
Software	$6,584,400	$6,641,500	$(57,100)	(0.9	) %
Intellectual Property	—	875,000	(875,000)	(100.0)
Consolidated Total	$6,584,400	$7,516,500	$(932,100)	(12.4)

The Company does not analyze revenue based on the geographical location of its customers as to do so would be impractical.

Segment loss from operations for the years ended December 31, 2011 and 2010 was as follows:

	2011	2010
Software	$(1,183,700)	$(341,700)
Intellectual Property	(801,000)	(493,900)
Consolidated Total	$(1,984,700)	$(835,600)

The Company does not allocate interest and other income, interest and other expense, or income tax to its segments.

As of December 31, 2011 segment fixed assets (long-lived assets) were as follows:

	Cost Basis	Accumulated Depreciation /Amortization	Net
Software	$1,824,000	$(1,476,300)	$347,700
Intellectual Property	2,839,000	(2,839,000)	—
Unallocated	39,400	—	39,400
	$4,702,400	$(4,315,300)	$387,100

The Company does not allocate other assets (long-term), which consist primarily of deposits, to its segments. The Company does not maintain any significant long-lived assets outside of the United States.

Products and services provided by the Software segment include all currently available versions of the GO-Global family of products, OEM private labeling kits, software developer’s kits, maintenance contracts, and product training and support. The Intellectual Property segment provides licenses to our intellectual property. The Company’s two segments do not engage in cross-segment transactions.

14.  Related Party Transactions

ipCapital Group, Inc.

On October 11, 2011, the Company engaged ipCapital Group, Inc., an affiliate of John Cronin, who is one of the Company’s directors, to provide assistance in the execution of the Company’s strategic decision to significantly strengthen, grow and commercially exploit its intellectual property assets. On November 7, 2011 and November 14, 2011, the Company entered into two separate addendums to the initial agreement to provide additional services not contained within the initial agreement.

The engagement agreement with ipCapital, as amended, affords the Company the right to request ipCapital to perform a number of diverse services, employing its proprietary processes and methodologies, to facilitate the Company’s ability to identify and extract from its current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities. The Company will decide in its sole discretion how many of these services, whose cost will range from $5,000 to $60,000 per service, to request. Should the Company request ipCapital to perform all of the services contained within the engagement agreement, as amended, the cost will aggregate $440,000 (see Note 15), which the Company expects would be expended throughout 2012. Based on services performed under the terms of the engagement agreement, as amended, the Company paid $150,000 to ipCapital for services performed during 2011 and reported such costs as a component of general and administrative expense and within the Company’s patent segment. As of December 31, 2011 no amount was due to ipCapital.

In addition to the fees the Company agreed to pay ipCapital for its services, the Company issued ipCapital a five-year warrant to purchase up to 400,000 shares of its common stock at an initial price of $0.26 per share. The warrant will vest and become exercisable to the extent of 200,000 of these shares in three equal annual installments commencing on October 11, 2012, and to the extent of the remaining 200,000 shares, upon the completion to the Company’s satisfaction of all services that it has requested ipCapital to perform on its behalf under the engagement agreement, prior to the signing of any amendments. The Company believes that these fees, together with the issuance of the warrant, constitute no greater compensation than would be required to pay to an unaffiliated person for substantially similar services.

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, the Company has concluded that such warrant is not indexed to the Company’s common stock and it will accrete the fair value of the warrant as a liability over the anticipated service period. The Company recognized $18,600 as a component of general and administrative expense during the year ended December 31, 2011 resulting from such accretion. Additionally, in accordance with the liability method of accounting, the Company will remeasure the fair value of the then-outstanding warrant at each future balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 6)

15.  Subsequent Events

Tamalpais Partners LLC

Steven Ledger, the Chairman of the Company’s Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, a business consulting firm. On February 1, 2012, the Company entered into a consulting agreement with Tamalpais under which Tamalpais will provide it with advisory services focused on capital and business issues, including assistance on raising capital, mergers, acquisitions, business development and investor relations/positioning. The Company will pay Tamalpais $6,000 per month during the term of this agreement, which runs for one year, beginning February 1, 2012.

ipCapital Group, Inc.

On January 30, 2012, the Company entered into a third addendum to the initial engagement agreement with ipCapital to provide additional services related to identifying and extracting additional new inventions, and to draft new invention disclosures, among other opportunities. The Company anticipates that costs for these additional services, if performed, will aggregate between $50,000 and $100,000. Should the Company choose to utilize all of the services contained within the engagement agreement, as amended, the total amount of all services provided under the engagement agreement, as amended, would aggregate $540,000, which the Company expects would be expended prior to December 31, 2012.

Robert Dilworth

On April 12, 2012, the Company entered into a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as its Chief Executive Officer and as a member of its board of directors. Subject to the terms of the separation agreement and provided Mr. Dilworth does not revoke the release by April 20, 2012 (the “Release Effective Date”), the Company will pay or provide Mr. Dilworth the following:

•
On the Release Effective Date, Mr. Dilworth’s outstanding options will become fully vested and exercisable and will remain exercisable until the earlier of (i) the expiration dates of each of such options or (ii) the date that is 30 months after the Release Effective Date. The number of shares of common stock issuable upon exercise of such outstanding options is 2,000,000.

•
On the Release Effective Date, Mr. Dilworth will be granted options to purchase 500,000 shares of common stock at an exercise price of the greater of (i) $0.20 per share or (ii) the per-share fair market value of the common stock on the Release Effective Date. Such options will have a term of 30 months from the date of grant and will vest and become exercisable at a rate of 62,500 shares per quarter commencing on July 1, 2012.

•	From May 2012 through April 2013, Mr. Dilworth will be paid $27,268 per month. From May 2013 through April 2014, Mr. Dilworth will be paid $13,634 per month.

•	For a period of 18 months, the Company will pay the premium costs to continue medical coverage for Mr. Dilworth and his spouse under the Employment Retirement income Security Act of 1974 (COBRA).

•
Within five business days after the Release Effective Date, the Company will pay Mr. Dilworth $15,000 as reimbursement for a portion of his legal fees in connection with negotiation of the separation agreement and the release.

Mr. Dilworth’s participation in the Key Employee Severance Plan and the Director Severance Plan will automatically terminate on the Release Effective Date. In addition, the separation agreement contains confidentiality and non-disparagement provisions subject to the terms set forth therein. Pursuant to the terms of the release, Mr. Dilworth will provide as of the Release Effective Date a release of claims in connection with his employment and resignation from our company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, and the items discussed in the next paragraph, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

In conjunction with their audit of our 2011 consolidated financial statements, Macias Gini & O’Connell LLP (“MGO”), our independent registered public accounting firm, informed management and our audit committee that it noted that the material weakness in our internal control over financial reporting relating to our constrained accounting function resources previously identified by them and reported to management and our audit committee and disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 had not been adequately remediated, as evidenced by the appearance of incomplete accounting evaluations of significant transactions that led to material adjustments to the consolidated financial statements being included in our draft Form 10-K.

Management and our audit committee have embarked on an implementation path to remediate this weakness that encompassed two distinct steps. The first step was to engage additional technical resources to assist in the analysis of complex transactions or regulatory filings, and the second will be to hire an additional skilled staff accountant in order to further spread the work load among company personnel.

Management has entered into a consulting agreement with an independent public accounting firm to provide additional technical resources upon demand and will be developing policies and procedures to identify how best to utilize such resources. Management expects to have such policies and procedures in place during the second quarter of 2012. Management expects to begin and conclude the hiring process for the additional skilled staff accountant during the second quarter of 2012.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except that we have engaged additional technical resources to assist in the analysis of complex transactions and/or regulatory filings.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Interim Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2011, because of the material weakness in our internal control over financial reporting, as discussed above.

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

ITEM 9B.OTHER INFORMATION

On April 12, 2012, we entered into a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence – Robert Dilworth” for further information regarding the separation agreement.

On April 13, 2012, Eldad Eilam was appointed Interim Chief Executive Officer of our company. See Items 10, 11 and 13 of this report for further information regrading Mr. Eilam.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers as of April 13, 2012, are as follows:

Name	Age	Positions and Offices
Steven Ledger	52	Chairman of the Board
Eldad Eilam	34	Interim Chief Executive Officer, President and Director
William Swain	71	Chief Financial Officer and Secretary
John Cronin	57	Director
August P. Klein	74	Director
Gordon Watson	76	Director

Steven Ledger has served as one of our directors since August 2011 and was appointed Chairman in January 2012. Mr. Ledger founded and since 2002 has been managing partner of Tamalpais Partners LLC, an investor in, and advisor to, emerging growth companies. Mr. Ledger previously founded and served from 1999 to 2002 as managing partner of eCompanies Venture Group, where he managed an Internet focused, strategic venture capital fund. Prior to founding eCompanies Venture Group, Mr. Ledger served as managing partner and portfolio manager at San Francisco Investment Group and Kayne Anderson Investment Management. Mr. Ledger began his career at Fidelity Management and Research as an equity research analyst and portfolio manager. We believe that Mr. Ledger’s qualifications to serve on our board include his over 27 years’ experience investing in and advising high-tech companies at similar stages in their corporate history as we are, and his financial analysis experience covering a wide array of companies. Mr. Ledger also serves on the board of directors of the following public companies: Broadcast International, Inc. and Crossroad Systems, Inc. Mr. Ledger has previously served as a director of Acorn Energy, Inc., a public company. Mr. Ledger is a graduate of the University of Connecticut.

Eldad Eilam has served as our President since January 2012 and as our Acting Chief Executive Officer between March 2012 and April 2012 when he was appointed Interim Chief Excutive Officer. Mr. Eilam served as our Chief Operating Officer from January 2012 to April 2012 and as our Chief Technology Officer from July 2011 to January 2012. Mr. Eilam has been one of our directors since March 2012. From August 2011 to January 2012, Mr. Eilam served as our Chief Technology Officer. In 2004, Mr. Eilam founded Elgix, Limited, an Israel-based consulting firm to the high-tech industry. Mr. Eilam served as its initial President until his appointment as our Chief Technology Officer. From July 2006 to March 2009, Mr. Eilam was President of GraphOn Research Labs, Limited, our Israeli subsidiary. From April 2009 to July 2011, in his role as President of Elgix, Limited, Mr. Eilam served as a consultant to various high-tech companies, including as a consultant to our company since June 2010. From July 2006 to March 2009, Mr. Eilam was President of GraphOn Research Labs, Limited, our Israeli subsidiary. Mr. Eilam is a technology expert in the Windows operating system, mobile user interfaces and advanced software technology development, and is the author of the book “Reversing: Secrets of Reverse Engineering.” We believe that Mr. Eilam’s qualifications to serve on our board include his experience advising high-tech companies at similar stages of development as our company, and his technological expertise in the Windows operating system and mobile user interfaces.

William Swain has been our Chief Financial Officer and Secretary since March 2000. Mr. Swain was a consultant from August 1998 until February 2000, working with entrepreneurs in the technology industry in connection with the start-up and financing of new business opportunities. Mr. Swain was Chief Financial Officer and Secretary of Metricom Inc., from January 1988 until June 1997, during which time he was instrumental in private financings as well as Metricom’s initial public offering and subsequent public financing activities. Mr. Swain continued as Senior Vice President of Administration with Metricom from June 1997 until July 1998. Prior to joining Metricom, Mr. Swain held top financial positions with leading companies in the computer industry, including Morrow Designs, Varian Associates and Sperry Univac. Mr. Swain holds a Bachelors degree in Business Administration from California State University of Los Angeles and is a Certified Public Accountant in the State of California.

John Cronin has served as one of our directors since August 2011. Mr. Cronin is the founder, managing director and chairman of ipCapital Group, Inc., an intellectual property strategy firm, with which we have formed an alliance to deploy a range of strategic invention and intellectual property tactics aimed at accelerating the growth and commercialization of our IP portfolio. Prior to founding ipCapital in 1998, Mr. Cronin was an inventor at IBM for 17 years where he patented over 100 inventions, published over 150 technical papers and received IBM’s “Most Distinguished Inventor Award.” We believe that Mr. Cronin’s qualifications to serve on our board include his over 30 years’ experience developing and consulting with the development of high-tech intellectual property and his extensive knowledge and understanding of the high-tech industry. Mr. Cronin also serves on the board of directors of the following private companies: Vermont Electric Power Company, Armor Designs, Inc. and Primal Inc. He holds a BS in Electrical Engineering, an MS in Electrical Engineering and a BA in Psychology from the University of Vermont.

August P. Klein has served as one of our directors since August 1998, and Vice Chairman of the Board since February 2010. In 1995 Mr. Klein founded JSK Corporation, a general contracting firm. Mr. Klein was an initial member of JSK Corporation’s board of directors and served as its initial Chief Executive Officer until his retirement in 1999. Mr. Klein remains a member of JSK Corporation’s board of directors. From 1989 to 1993, Mr. Klein was founder and Chief Executive Officer of Uniquest, Inc., an object-oriented application software company. From 1984 to 1988, Mr. Klein served as Chief Executive Officer of Masscomp, Inc., a developer of high performance real time mission critical systems and UNIX-based applications. Mr. Klein has served as Group Vice President, Serial Printers at Data Products Corporation and as President and Chief Executive Officer at Integral Data Systems, a manufacturer of personal computer printers. Mr. Klein spent 25 years with IBM Corporation, rising to a senior executive position as General Manager of the Retail/Distribution Business Unit. We believe that Mr. Klein’s qualifications to serve on our board include his more than 30 years’ experience as chief executive and board member of many different companies, including multiple high-tech companies. Mr. Klein currently serves as a trustee of the United States Supreme Court Historical Society and as a trustee of the Computer Museum in Boston, Massachusetts. Since March 2011, Mr., Klein has served as a director of Tagnetics Corporation, a privately-held electronics shelf-tag manufacturer for retailers, and since May 2011 has served as their Chief Executive Officer. During the five year period ended December 31, 2011, Mr. Klein was a director of privately-held QuickSite Corporation. Mr. Klein holds a B.S. in Mathematics from St. Vincent College.

Gordon Watson has served as one of our directors since April 2002. Mr. Watson brings over 30 years’ executive, board and management experience to our board. In 1997 Mr. Watson founded Watson Consulting, LLC, a consulting company for early stage technology companies, and has served as its President since its inception. From 1996 to 1997, Mr. Watson served as Western Regional Director, Lotus Consulting of Lotus Development Corporation, a subsidiary of IBM. From 1988 to 1996, Mr. Watson held various positions with Platinum Technology, Incorporated, most recently serving as Vice President Business Development. Earlier positions included: Chief Operating Officer for Local Data, Incorporated; President, Troy Division, Data Card Corporation; and Vice President and General Manager, Minicomputer Division, Computer Automation, Incorporated. Mr. Watson also held various executive and director level positions with TRW, Incorporated, Varian Data Machines, and Computer Usage Company. We believe that Mr. Watsons’s qualifications to serve on our board include his over 25 years’ executive-level experience (full income statement responsibility) at the Chief Operating Officer, Vice President, General Manager, and Division President levels, his extensive knowledge and understanding of the high tech industry, and his over 10 years’ experience serving on the boards of other public and privately-held companies. Mr. Watson holds a Bachelors of Science degree in electrical engineering from the University of California at Los Angeles and has taught at the University of California at Irvine. Mr. Watson also serves on advisory boards for AKiiRA Media Systems, Incorporated, and Sterling Pear, Incorporated. Each of these entities is a privately-held company. During the five year period ended December 31, 2011, Mr. Watson served as a director of publicly-held DPAC Technologies and of the following privately-held entities: SoftwarePROSe, Inc., Grapevine Software, PATH Reliability, Inc. and Pound Hill Software. During the five year period ended December 31, 2011, Mr. Watson also served on the advisory boards for Cluepedia, Inc., and Mobophiles, Inc., each of which are privately-held companies.

Our board of directors has determined that each of August Klein, Gordon Watson and Steven Ledger, who collectively constitute a majority of the members of our board of directors, meet the general independence criteria set forth in the Nasdaq Marketplace Rules.

Our board of directors has an audit committee consisting of two directors. The current members of the audit committee are August P. Klein (committee chairman) and Gordon Watson. The board has determined that each member of the audit committee meets the Nasdaq Marketplace Rules’ definition of “independent” for audit committee purposes.  Our board of directors has determined that Mr. Klein meets the SEC’s definition of an audit committee financial expert.

Our board of directors has adopted a Code of Ethics applicable to all of our employees, including our chief executive officer, chief financial officer and controller.   This code of ethics was filed with the SEC on March 30, 2004 as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003.

All executive officers serve at the discretion of the board of directors.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC.  These persons are required by SEC rules to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms, we believe that during the year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with except that: John Cronin and Eldad Eilam each did not file on a timely basis an Initial Statement of Beneficial Ownership of Securities on Form 3; John Cronin, Robert Dilworth, August Klein, Steven Ledger, William Swain and Gordon Watson each did not file on a timely basis a Form 4 reflecting the grant of an option; and Robert Dilworth did not file on a timely basis a Form 4 reflecting the purchase of common stock. The non-timely Form 3s and 4s were subsequently filed with the SEC.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation we paid to our executive officers for the fiscal years ended December 31, 2011 and 2010;

Summary Compensation Table
Name and Principal Position	Year	Salary	Option Awards (1)	All Other Compensation		Total
Robert Dilworth,	2011	$325,774	$58,753	$63,719	(2)	$448,246
Chief Executive Officer *	2010	321,717	—	57,876	(2)	379,593
Eldad Eilam, (3)	2011	121,154	280,000	26,966	(4)	428,120
Inteirm Chief Executive Officer and President
William Swain,	2011	166,112	31,843	20,488	(5)	218,443
Chief Financial Officer	2010	170,489	—	19,866	(5)	190,355

*	Mr. Dilworth resigned as Chief Executive Officer on April 12, 2012.

(1)
Other than amounts attributable to the grant of options pursuant to our 2011 tender offer, the amounts listed in the Option Awards column reflect the aggregate grant date fair value of stock options granted to the named executive officers during the respective year calculated in accordance with FASB ASC Topic 718. The amounts listed in the Option Awards column attributable to the grant of options in our 2011 tender offer reflect the incremental fair value of the stock options granted to the named executive officers pursuant to the 2011 tender offer computed as of the reporting date in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating these amounts for the years indicated are set forth in Note 1 to our consolidated financial statements in this Form 10-K. The number of options granted for the years indicated is set forth below.

On May 2, 2011, we granted:

•	Mr. Dilworth options to purchase 187,500 shares of common stock at an exercise price of $0.18 per share.

•	Mr. Swain options to purchase 112,500 shares of common stock at an exercise price of $0.18 per share.

On September 8, 2011, we granted Mr. Eilam options to purchase 1,000,000 shares of common stock at an exercise price of $0.28 per share.

On September 14, 2011, we offered our employees and directors an opportunity to voluntarily exchange certain options held by them for new options subject to the conditions described in an Offer to Exchange. On October 12, 2011:

•
Mr. Dilworth exchanged options to purchase 725,000 shares of common stock at exercise prices between $0.25 and $0.43 per share for new options to purchase 725,000 shares of common stock at an exercise price of $0.202 per share.

•
Mr. Swain exchanged options to purchase 615,000 shares of common stock at exercise prices between $0.34 and $0.43 per share for new options to purchase 615,000 shares of common stock at an exercise price of $0.202 per share.

See “—Oustanding Equity Awards at Fiscal Year-End,” for a discussion of the vesting and exercisability terms of these options.

See Note 7 to our consolidated financial statements in this Form 10-K for further information regarding this tender offer.

No options were granted to our executive officers in 2010.

(2)
Represents group life insurance premiums ($6,181 in 2011 and $3,810 in 2010); our payment of commuting expenses ($36,475 in 2011 and $27,422 in 2010); our payment of travel expenses of Mr. Dilworth’s wife ($15,036 in 2011 and $12,775 in 2010); the incremental cost of a house located near our offices in New Hampshire, which house was rented by Mr. Dilworth ($4,105 in 2011 and $12,383 in 2010); and miscellaneous personal benefits ($1,922 in 2011 and $1,486 in 2010). The incremental cost represents for each of 2011 and 2010 the aggregate cost of maintaining the house in New Hampshire (rent, utilities, etc.) less the estimated cost we would have incurred had Mr. Dilworth stayed in a hotel near our offices during the days he was in New Hampshire.

(3)
Mr. Eilam has served as our President since January 2012 and as our Acting Chief Executive Officer between March 2012 and April 2012 when he was appinted Interim Chief Executive Officer. Mr. Eilam served as our Chief Operating Officer from January 2012 to April 2012 and as our Chief TEchnology Officer from July 2011 to Jnaury 2012. Prior to being appointed Chief Technology Officer, Mr. Eilam was not an employee of our company but provided services to our company as an independent consultant for which services he was paid $157,672 and $65,610 during 2011 and 2010, respectively.

(4)	Represents group life insurance premiums ($111) and our payment of Mr. Eilam’s relocation expenses ($26,855) from Israel to California.

(5)
Represents group life insurance premiums ($6,238 in 2011 and $6,428 in 2010); our contribution to the 401(k) Plan ($2,000 in each of 2011 and 2010); and our payment of commuting expenses ($12,250 in 2011 and $11,438 in 2010).

Mr. Swain, whom we employ on an at-will basis, would be contractually entitled to three months’ severance of his then base salary in the event of a merger or acquisition which results in a change in the nature of his duties or in their reduction or elimination, a reduction in his level of compensation, relocation of our corporate office by more than 50 miles from its then current location or his termination.

Mr. Eilam, whom we employ on an at-will basis, is eligible for a performance-based bonus of up to $50,000 annually, based upon mutually agreed upon goals and objectives. We also agreed to pay the costs of Mr. Eilam’s relocation from Israel to California, which were $26,855 in 2011 and $3,700 in 2012. However, under certain conditions, if Mr. Eilam leaves our employ prior to December 31, 2012, he is obligated to reimburse such relocation costs to us.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards At December 31, 2011
	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Option Exercise Price	Option Expiration Date
Robert Dilworth,	40,000	(1)	$0.1800	05/05/13
Chief Executive Officer *	125,000	(1)	$0.2100	01/26/16
	125,000	(1)	$0.1650	01/15/17
	125,000	(1)	$0.0500	01/02/19
	187,500	(1)	$0.1800	05/02/21
	725,000	(2)	$0.2020	10/12/21

Eldad Eilam, Interim Chief Executive Officer and President	1,000,000	(1)	$0.2800	09/08/21
William Swain,	40,000	(1)	$0.1800	05/05/13
Chief Financial Officer	75,000	(1)	$0.2100	01/26/16
	75,000	(1)	$0.1650	01/15/17
	75,000	(1)	$0.0500	01/02/19
	112,500	(1)	$0.1800	05/02/21
	615,000	(2)	$0.2020	10/12/21

*	Mr. Dilworth resigned as Chief Executive Officer on April 12, 2012.

(1)
All such options were immediately exercisable upon grant and vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date. For Mr. Dilworth, the options identified in this table were, or will be, fully vested on the following dates: May 5, 2006, January 26, 2009, January 15, 2010, January 2, 2012 and May 2, 2014, respectively. For Mr. Swain, the options identified in this table were, or will be, fully vested on the following dates: May 5, 2006, January 26, 2009, January 15, 2010, January 2, 2012, and May 2, 2014, respectively. For Mr. Eilam, the options identified in this table will be fully vested on September 8, 2014. If Messrs. Dilworth’s, Swain’s or Eilam’s employment ceases prior to full vesting of the options, we have the right to repurchase any shares issued upon exercise of options not vested.

(2)
Mr. Dilworth and Mr. Swain voluntarily surrendered, on October 12, 2011, 725,000 and 615,000 out-of-the-money options, respectively, in conjunction with participation in a voluntary stock option exchange program. New option grants equal to the number of options cancelled were made on October 12, 2011. All such new option grants will vest in twenty-four equal monthly installments beginning in the first month after grant and will be fully vested on October 12, 2013.

Compensation of Directors

During the years ended December 31, 2011 and 2010, our non-employee directors were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a board committee, and a $1,500 quarterly retainer. Additionally, non-employee directors are granted stock options periodically, typically on a yearly basis.

Director Compensation
Name	Year	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Steven Ledger	2011	$7,500	$80,000	$—	$87,500
John Cronin	2011	8,000	80,000	—	88,000
August Klein	2011	24,500	51,011	—	75,511
Gordon Watson	2011	24,500	50,517	—	75,017

(1)
Other than amounts attributable to the grant of options pursuant to our 2011 tender offer, the amounts listed in the Option Awards column reflect the aggregate grant date fair value of stock options granted to the named director during 2011 calculated in accordance with FASB ASC Topic 718. The amounts listed in the Option Awards column attributable to the grant of options in our 2011 tender offer reflect the incremental fair value of the stock options granted to the named directors pursuant to the 2011 tender offer computed as of the reporting date in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating these amounts are set forth in Note 1 to our consolidated financial statements in this Form 10-K. The number of options granted for each director is set forth below.

•	On May 2, 2011, we granted to each of Messrs. Klein and Watson options to purchase 112,500 shares of common stock at an exercise price of $0.18 per share.

•	On August 9, 2011, we granted to each of Messrs. Ledger and Cronin options to purchase 400,000 shares of common stock at an exercise price of $0.15 per share.

•	On October 5, 2011, we granted to each of Messrs. Klein and Watson options to purchase 100,000 shares of common stock at an exercise price of $0.23 per share.

On September 14, 2011, we offered our employees and directors an opportunity to voluntarily exchange certain options held by them for new options subject to the conditions described in an Offer to Exchange. On October 12, 2011:

•
Mr. Klein exchanged options to purchase 297,500 shares of common stock at exercise prices between $0.38 and $0.56 per share for new options to purchase 297,500 shares of common stock at an exercise price of $0.202 per share.

•
Mr. Watson exchanged options to purchase 350,000 shares of common stock at exercise prices between $0.21 and $0.56 per share for new options to purchase 350,000 shares of common stock at an exercise price of $0.202 per share.

See Note 7 to our consolidated financial statements in this Form 10-K for further information regarding this tender offer.

All of the options granted to Messrs. Ledger and Cronin in 2011 were immediately exercisable upon their grant date and vest in thirty-three equal monthly installments, beginning in the fourth month after their grant date.

All of the options granted to Messrs. Klein and Watson in 2011 were immediately exercisable upon their respective grants dates. The options granted to Messrs. Klein and Watson on May 2, 2011 and October 5, 2011 will each vest in thirty-three equal monthly installments, beginning in the fourth month after their respective grant date.  The options granted to Messrs. Klein and Watson on October 12, 2011 will each vest in twenty-four equal monthly installments beginning in the first month after their respective grant dates.

Should any director’s service cease prior to full vesting of his options, we have the right to repurchase any shares issued upon exercise of options not vested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 13, 2012, with respect to the beneficial ownership of shares of our common stock held by:  (i) each director; (ii) each person known by us to beneficially own 5% or more of our common stock; (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group.  Unless otherwise indicated, the address for each stockholder is c/o GraphOn Corporation, 5400 Soquel Avenue, Suite A2, Santa Cruz, California 95062.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)(2)	Percent of Class (%)
Steven Ledger (3)	2,275,000	2.7
Robert Dilworth (4)	2,263,820	2.7
Eldad Eilam (5)	1,600,000	1.9
William Swain (6)	1,149,900	1.4
August P. Klein (7)	1,025,760	1.2
Gordon Watson (8)	934,800	1.1
John Cronin (9)	400,000	0.5
AIGH Investment Partners, LLC (10) 6006 Berkeley Avenue Baltimore, MD 21209	6,080,278	7.4
Austin Marxe and David Greenhouse (11) 527 Madison Avenue, Suite 2600 New York, NY 10022	8,250,000	9.7
David R. Wilmerding, III (12) 2 Hamill Road, Suite 272 Baltimore, MD 21117	7,500,000	8.9
Jon C. Baker Family LLC (13) 101 St. Johns Road Baltimore, MD 21210	7,500,000	8.9
All current executive officers and directors as a group (7 persons)(14)	7,385,460	8.6

(1)
As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security.  Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock.  With respect to each stockholder, any shares issuable upon exercise of options held by such stockholder that are currently exercisable or will become exercisable within 60 days of April 13, 2012 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage ownership of our common stock is based on 81,943,015 shares of common stock outstanding as of April 13, 2012.
(3)
Includes 400,000 shares of common stock issuable upon the exercise of outstanding options. Also includes 1,250,000 shares of common stock and 625,000 shares of common stock issuable upon the exercise of outstanding warrants held by Tamalpais Master Fund Ltd. Mr. Ledger has sole voting and dispositive power with respect to the shares held by Tamalpais Master Fund Ltd.

(4)	Includes 2,000,000 shares of common stock issuable upon the exercise of outstanding options.
(5)	Includes 1,000,000 shares of common stock issuable upon the exercise of outstanding options.
(6)	Includes 992,500 shares of common stock issuable upon the exercise of outstanding options.
(7)	Includes 775,000 shares of common stock issuable upon the exercise of outstanding options.
(8)	Includes 792,500 shares of common stock issuable upon the exercise of outstanding options.

(9)	Includes 400,000 shares of common stock issuable upon the exercise of outstanding options.
(10)
Based on information contained in a Schedule 13G/A filed by AIGH Investment Partners, LLC on March 3, 2008, and information known to us, AIGH has shared voting and dispositive power with respect to 6,080,278 shares of common stock. Orin Hirschman is the managing member of AIGH Investment Partners, LLC.

(11)
Based on information contained in a Schedule 13G filed by Austin Marxe and David Greenhouse on February 13, 2012, such stockholders have shared voting and dispositive power over shares of common stock held by Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. Includes 2,750,000 shares of common stock issuable upon the exercise of outstanding warrants.

(12)
Based on information contained in a Schedule 13G filed by David R. Wilmerding, III on January 13, 2012, Mr. Wilmerding has sole voting and dispositive power with respect to these shares. Includes 2,500,000 shares of common stock issuable upon the exercise of outstanding warrants.

(13)
Based on information contained in a Schedule 13G filed by Jon C. Baker on January 13, 2012, Mr. Baker has sole voting and dispositive power with respect to these shares. Includes 2,500,000 shares of common stock issuable upon the exercise of outstanding warrants.

(14)	Includes 4,360,000 shares of common stock issuable upon the exercise of outstanding options and 625,000 shares of common stock issuable upon the exercise of outstanding warrants.

Equity Compensation Plan Information.  The following table sets forth information related to all of our equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
1998 Stock Option/Stock Issuance Plan	432,500	$0.16	—
2005 Equity Incentive Plan	1,705,000	$0.19	1,115,000
Equity compensation plans not approved by security holders:
2008 Equity Incentive Plan (1)	9,469,194	$0.18	4,705,505
Supplemental Stock Option Plan (2)	30,000	$0.39	—
Total - all plans	11,636,694	$0.18	5,820,505

(1)
On November 19, 2008 our board of directors approved the 2008 Equity Incentive Plan (the “08 Plan”) pursuant to which options or restricted stock may be granted to officers and other employees, non-employee directors and independent consultants and advisors who render services to the Company. The 08 Plan was originally authorized to issue options or restricted stock for up to 3,000,000 shares of common stock. During the quarter ended September 30, 2012, our board of directors authorized the issuance of options and restricted stock for up to an additional 11,438,333 shares of common stock for an aggregate authorization of 14,438,333 shares of common stock.

Under the 08 Plan the exercise price of options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted.  The purchase price of performance-vested stock issued under the 08 Plan shall also not be less than 100% of the fair market value of the Company’s common stock on the date the performance-vested stock is granted.

In the case of a restricted stock award, the entire number of shares subject to such award would be issued at the time of the grant and subject to vesting provisions based on time or performance conditions specified by our board of directors or an authorized committee of the board.  For awards based on time, should the grantee’s service to us end before full vesting occurred, all unvested shares would be forfeited and returned to us. In the case of awards granted with vesting provisions based on specific performance conditions, if those conditions are not met, then all shares would be forfeited and returned to us. Until forfeited, all shares issued under a performance vested stock award would be considered outstanding for dividend, voting and other purposes.

All options granted under the 08 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options.  The options vest, ratably, over a 33-month period, however no options vest until after three months from the date of the option grant.  The exercise price is immediately due upon exercise of the option.  Under the terms of the 08 Plan, the exercise price of all options issued under the 08 Plan would be equal to the fair market value of our common stock on the date of the grant.  Shares issued upon exercise of options are subject to our repurchase, which right lapses as the shares vest. The 08 Plan will terminate no later than November 19, 2018.  As of December 31, 2011, options to purchase 9,469,194 shares were outstanding under the 08 Plan, no restricted shares had been awarded, options to purchase 263,634 shares had been exercised, and 4,705,505 shares remained available for issuance.

(2)
The supplemental stock option plan was approved by our board of directors in May 2000 and expired on April 30, 2010; thus, no options can be granted from this plan. Options were restricted to employees who were neither officers nor directors at the grant date. As of December 31, 2011, options to purchase 30,000 shares of common stock were outstanding.

For additional information concerning our equity compensation plans, see Note 7 to our consolidated financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Robert Dilworth

On April 12, 2012, we entered into a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. Subject to the terms of the separation agreement and provided Mr. Dilworth does not revoke the release by April 20, 2012 (the “Release Effective Date”), we will pay or provide Mr. Dilworth the following:

•
On the Release Effective Date, Mr. Dilworth’s outstanding options will become fully vested and exercisable and will remain exercisable until the earlier of (i) the expiration dates of each of such options or (ii) the date that is 30 months after the Release Effective Date. The number of shares of common stock issuable upon exercise of such outstanding options is 2,000,000.

•
On the Release Effective Date, Mr. Dilworth will be granted options to purchase 500,000 shares of common stock at an exercise price of the greater of (i) $0.20 per share or (ii) the per-share fair market value of the common stock on the Release Effective Date. Such options will have a term of 30 months from the date of grant and will vest and become exercisable at a rate of 62,500 shares per quarter commencing on July 1, 2012.

•	From May 2012 through April 2013, Mr. Dilworth will be paid $27,268 per month. From May 2013 through April 2014, Mr. Dilworth will be paid $13,634 per month.
•	For a period of 18 months, we will pay the premium costs to continue medical coverage for Mr. Dilworth and his spouse under the Employment Retirement income Security Act of 1974 (COBRA).
•
Within five business days after the Release Effective Date, we will pay Mr. Dilworth $15,000 as reimbursement for a portion of his legal fees in connection with negotiation of the separation agreement and the release.

Mr. Dilworth’s participation in the Key Employee Severance Plan and the Director Severance Plan will automatically terminate on the Release Effective Date. In addition, the separation agreement contains confidentiality and non-disparagement provisions subject to the terms set forth therein. Pursuant to the terms of the release, Mr. Dilworth will provide as of the Release Effective Date a release of claims in connection with his employment and resignation from our company.

Steven Ledger

Steven Ledger, a member of our board of directors since August 9, 2011 and the Chairman of our board of directors, since January 18, 2012, is the founder and managing partner of Tamalpais Partners LLC, a business consulting firm. On September 1, 2011, Tamalpais purchased in our 2011 private placement, 1,250,000 shares of our common stock and warrants to purchase 625,000 shares of our common stock.

On February 1, 2012, we entered into a consulting agreement with Tamalpais under which Tamalpais will provide us with advisory services focused on capital and business issues, including assistance on raising capital, mergers, acquisitions, business development and investor relations/positioning. We will pay Tamalpais $6,000 per month during the term of this contract, which runs for one year, beginning February 1, 2012.

John Cronin

John Cronin, a member of our board of directors since August 9, 2011, is the founder, managing director and chairman of ipCapital Group, Inc., an intellectual property strategy firm. During 2011 and prior to his appointment as a director, we paid ipCapital approximately $50,000 for services aimed at accelerating the growth and commercialization of our IP portfolio.

On October 11, 2011, we entered into an engagement agreement with ipCapital that affords us the right to request ipCapital to perform up to eleven diverse services, employing its proprietary software and other processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities. We will decide in our sole discretion how many of these services, whose cost to us will range from $10,000 to $60,000 per service, to request. Should we request ipCapital to perform all of these services, the cost to us will aggregate $370,000, which we expect would be expended over a continuous period of seven to nine months. In addition to these fees, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. The warrant will vest and become exercisable to the extent of 200,000 of these shares in three equal annual installments commencing on October 11, 2012, and to the extent of the remaining 200,000 shares, upon the completion to our satisfaction of all services that we have requested

ipCapital to perform on our behalf under the engagement agreement. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay to an unaffiliated person for substantially similar services.

Between November 4, 2011 and January 20, 2012, we entered into three separate addendums to our agreement with ipCapital to provide us with additional services related to identifying and extracting additional new inventions, and to draft new invention disclosures, among other opportunities. Costs for these additional services will aggregate between $100,000 and $170,000; thus, should we utilize all the services set forth in our agreement with ipCapital, as amended, the aggregate cost will be $540,000.

As of December 31, 2011, we had requested ipCapital to perform four diverse services at an aggregate cost of $150,000. See Item 1 – Business - Intellectual Property for further information regarding our agreement with ipCapital.

Eldad Eilam

Eldad Eilam, a member of our board of directors since March 23, 2012, was appointed our Chief Technology Officer in July 2011, President and Chief Operating Officer in January 2012, Acting Chief Executive Officer in March 2012 and Interim Chief Executive Officer in April 2012. Prior to being appointed Chief Technology officer, Mr. Eilam was not an employee of our company but provided services to our company as an independent consultant for which services he was paid $157,672 and $65,610 during 2011 and 2010, respectively.

Director Independence

The information set forth in Item 10 of this Annual Report on Form 10-K concerning director independence is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Macias Gini & O’Connell LLP for the years ended December 31, 2010 and 2009 were as follows:

Category	2011	2010
Audit fees	$160,400	$142,600
Audit – related fees	—	—
Tax fees	15,000	14,000
Other fees	—	—
Totals	$175,400	$156,600

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

(b)  Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2	Second Amended and Restated Bylaws of Registrant (2)
4.1	Form of certificate evidencing shares of common stock of Registrant (3)
4.2	Form of Warrant issued on September 1, 2011 (4)
4.3	Warrant to Purchase Common Stock, dated October 11, 2011 (5)
10.1	Lease Agreement between Registrant and Central United Life Insurance, dated as of October 24, 2003 (6)
10.2	Fourth Amendment to Lease Agreement between Registrant and Central United Life Insurance, dated as of September 15, 2009 (2)
10.3	1998 Stock Option/Stock Issuance Plan of Registrant (7)
10.4	Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)
10.5	2005 Equity Incentive Plan (8)
10.6	2008 Equity Incentive Plan, as Amended (9)
10.7*	Employment Agreement, dated February 11, 2000, by and between Registrant and William Swain (10)
10.8*	Employment Agreement, dated June 30, 2011, by and between Registrant and Eldad Eilam
10.9*	Director Severance Plan (11)
10.10*	Key Employee Severance Plan (11)
10.11	Securities Purchase Agreement, dated September 1, 2011 (4)
10.12	Form of Registration Rights Agreement, dated September 1, 2011 (4)
10.13(a)	Engagement Agreement, dated October 11, 2011, by and between Registrant and ipCapital Group, Inc. (5)
10.13(b)	First Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 7, 2011 (12)
10.13(c)	Second Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 14, 2011 (12)
10.13(d)	Third Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of January 20, 2012 (13)
10.14	Office Lease between Registrant and CA-Pruneyard Limited Partnership, dated as of December 19, 2011
10.15	Consulting Agreement, dated February 1, 2012, by and between Registrant and Steven Ledger/Tamalpais Partners LLC
14.1	Code of Ethics (7)
21.1	Subsidiaries of Registrant (14)
23.1	Consent of Macias Gini & O’Connell LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
101
The following financial information from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, (v) Notes to Consolidated Financial Statements

__________

*Compensatory Plan

(1)	Filed on April 2, 2007 as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated herein by reference
(2)	Filed on March 31, 2010 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference
(3)	Filed on September 19, 1996 as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11165), and incorporated herein by reference
(4)	Filed on September 8, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference
(5)	Filed on October 13, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference
(6)	Filed on March 30, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference
(7)	Filed on June 23, 2000 as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-40174), and incorporated herein by reference
(8)	Filed on November 25, 2005 as an exhibit to the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting, and incorporated herein by reference
(9)	Filed on September 29, 2011 as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-177069) and incorporated herein by reference
(10)
Filed on February 7, 2007 as an exhibit to Post-Effective Amendment No. 4 to the Registrant’s Registration Statement to Form S-1 on Form SB-2 (File No. 333-124791), and incorporated herein by reference

(11)	Filed on November 14, 2011 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference.
(12)	Filed on November 23, 2011 as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, and incorporated herein by reference
(13)	Filed on February 14, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference
(14)	Filed on March 31, 2009 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference

(c)  Financial Statement Schedule

Not applicable for smaller reporting companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation

April 16, 2012	By:	/s/ Eldad Eilam
Eldad Eilam
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Ledger	Chairman of the Board	April 16, 2012
Steven Ledger

/s/ Eldad Eilam	Interim Chief Executive Officer, President and Director	April 16, 2012
Eldad Eilam	(Principal Executive Officer)

/s/ William Swain	Chief Financial Officer and Secretary	April 16, 2012
William Swain	(Principal Financial Officer and Principal Accounting Officer)

/s/ John Cronin	Director	April 16, 2012
John Cronin

/s/ August Klein	Director	April 16, 2012
August Klein

/s/ Gordon Watson	Director	April 16, 2012
Gordon Watson