Form 10-Q
period 2012-03-31
GRAPHON CORP/DE
filed 2012-05-21
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2012

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

As of May 14, 2012, there were issued and outstanding 81,943,015 shares of the registrant’s common stock, par value $0.0001.

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
  the success of our new products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
  our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; and
  other factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on April 16, 2012, and in other documents we have filed with the SEC.
Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	March 31, 2012	December 31, 2011
Current Assets:
Cash	$6,673,400	$7,237,500
Accounts receivable, net	685,300	732,100
Prepaid expenses	139,400	151,900
Total Current Assets	7,498,100	8,121,500

Property and equipment, net	363,800	43,900
Capitalized software development costs, net	262,300	303,800
Other assets	32,000	39,400
Total Assets	$8,156,200	$8,508,600

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,044,600	$758,700
Deferred revenue	2,894,600	2,878,500
Total Current Liabilities	3,939,200	3,637,200

Warrants liability	3,773,900	3,696,600
Deferred revenue	705,800	457,200
Deferred rent	113,500	—
Total Liabilities	8,532,400	7,791,000

Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, $0.0001 par value, 195,000,000 shares authorized, 81,943,015 and 81,886,926 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	8,200	8,200
Additional paid-in capital	61,591,900	61,398,600
Accumulated deficit	(61,976,300)	(60,689,200)
Total Stockholders' Equity (Deficit)	(376,200)	717,600
Total Liabilities and Stockholders' Equity (Deficit)	$8,156,200	$8,508,600

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenue	$1,610,600	$1,462,700
Costs of revenue	138,500	147,500
Gross profit	1,472,100	1,315,200

Operating expenses:
Selling and marketing	574,500	526,600
General and administrative	1,074,400	700,200
Research and development	1,053,100	457,500
Total operating expenses	2,702,000	1,684,300

Loss from operations	(1,229,900)	(369,100)

Other expense - change in fair value of warrants liability	(58,600)	—
Other income, net	2,400	200
Loss before provision for income tax	(1,286,100)	(368,900)
Provision for income tax	1,000	800
Net loss	$(1,287,100)	$(369,700)

Loss per share – basic and diluted	$(0.02)	$(0.01)
Average weighted common shares outstanding – basic and diluted	81,914,393	46,003,569

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(1,287,100)	$(369,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,200	80,500
Stock-based compensation expense	189,400	10,800
Change in fair value of warrants liability	58,600	—
Accretion of warrants liability for consulting services	18,700	—
Changes in deferred rent	9,400	—
Changes to allowance for doubtful accounts	200	(8,700)
Revenue deferred to future periods	1,363,900	721,900
Recognition of deferred revenue	(1,099,200)	(827,600)
Changes in operating assets and liabilities:
Accounts receivable	46,600	354,300
Prepaid expenses	19,200	(46,200)
Accounts payable and accrued expenses	243,400	35,000
Other long term assets	7,400	—
Net Cash Used In Operating Activities	(374,300)	(49,700)

Cash Flows Used In Investing Activities:
Capital expenditures	(193,700)	(6,300)
Capitalized software development costs	—	(182,000)
Net Cash Used In Investing Activities	(193,700)	(188,300)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from exercise of stock options	3,900	—
Net Cash Provided By Financing Activities	3,900	—

Net Increase (Decrease) in Cash	(564,100)	(238,000)
Cash - Beginning of Period	7,237,500	1,891,000
Cash - End of Period	$6,673,400	$1,653,000

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of GraphOn Corporation and its subsidiaries (collectively, “we”, “us” or “our”); significant intercompany accounts and transactions are eliminated upon consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, such unaudited condensed consolidated financial statements do not include all information and footnote disclosures required in annual financial statements.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on April 16, 2012 (“2011 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2012 or any future period.

2.  Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives, valuation, and amortization of intangible assets (including capitalized software); depreciation of long-lived assets; valuation of warrants; and accruals for liabilities. While we believe that such estimates are fair, actual results could differ materially from those estimates.

Revenue Recognition

We market and license our products indirectly through channel distributors, independent software vendors (“ISVs”), value-added resellers (“VARs”) (collectively “resellers”) and directly to corporate enterprises, governmental and educational institutions and others.  Our product licenses are generally perpetual.  We also separately sell intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, as well as other products and services.

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

If sufficient VSOE of the fair value does not exist so as to permit the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered. If VSOE of the fair value does not exist, and the only undelivered element is maintenance, then we recognize revenue on a ratable basis. If VSOE of the fair value of all undelivered elements exists but does not exist for one or more delivered elements, then revenue is recognized using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

Certain resellers (“stocking resellers”) purchase product licenses that they hold in inventory until they are resold to the ultimate end user (an “inventory stocking order”). At the time that a stocking reseller places an inventory stocking order, no product licenses are shipped by us to the stocking reseller, rather, the stocking reseller’s inventory is credited with the number of licenses purchased and the stocking reseller can resell (issue) any number of licenses from their inventory at any time. Upon receipt of an order to issue a license(s) from a stocking reseller’s inventory (a “draw down order”), we will ship the license(s) in accordance with the draw down order’s instructions. We defer recognition of revenue from inventory stocking orders until the underlying licenses are sold and shipped to the end user, as evidenced by the receipt and fulfillment of the stocking reseller’s draw down order, assuming all other revenue recognition criteria have been met.

There are no rights of return granted to resellers or other purchasers of our software products.

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

Deferred Rent

The lease for our new office in Campbell, California, contains free rent and predetermined fixed escalations in our minimum rent payments. We recognize rent expense related to this lease on a straight-line basis over the term of the lease. We record any difference between the straight-line rent amounts and amounts payable under the lease as part of deferred rent in accrued liabilities or long-term liabilities, as appropriate.

Incentives that we received upon entering into the lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. We record the unamortized portion of these incentives as a part of deferred rent in accrued liabilities or long-term liabilities, as appropriate.

At March 31, 2012, deferred rent included in accrued liabilities and long-term liabilities was $24,000 and $113,500, respectively. We did not have any deferred rent during the year ended December 31, 2011.

Software Development Costs

We capitalize software development costs incurred from the time technological feasibility of the software is established until the software is available for general release in accordance with GAAP. Such capitalized costs are subsequently amortized as costs of revenue over the shorter of three years or the remaining estimated useful life of the product. Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three-month periods ended March 31, 2012 or 2011.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable.  We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable.  The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended March 31, 2012 and 2011:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2012	$25,000	$—	$—	$200	$25,200
2011	32,800	—	—	(8,700)	24,100

Concentration of Credit Risk

For the three-month period ended March 31, 2012, we had three customers who accounted for approximately 23.3%, 7.8%, and 6.9% of sales during such period. As of March 31, 2012 the accounts receivable balances attributable to these customers represented approximately 0.0%, 18.4%, and 18.2%, respectively, of reported net accounts receivable.

For the three-month period ended March 31, 2011, we had three customers who accounted for approximately 10.4%, 9.9%, and 7.7% of sales during such period. As of March 31, 2011 the accounts receivable balances attributable to these customers represented approximately 0.0%, 18.9%, and 14.5%, respectively, of reported net accounts receivable.

Derivative Financial Instruments

We currently do not have a material exposure to either commodity prices or interest rates; accordingly, we do not currently use derivative instruments to manage such risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. All derivative financial instruments are recognized in the balance sheet at fair value. Changes in fair value are recognized in earnings if they are not eligible for hedge accounting or in other comprehensive income if they qualify for cash flow hedge accounting.

Fair Value of Financial Instruments

The fair value of our accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relative short maturities of these items.

The fair value of our warrants are determined in accordance with the Financial Account Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

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

As of March 31, 2012, all of our $3,773,900 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 4).

Comprehensive Income

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The adoption of ASU 2011-05 did not impact the Unaudited Condensed Consolidated Financial Statements for the three-month period ended March 31, 2012 as comprehensive loss was the same as net loss.

3.  Property and Equipment

Property and equipment was comprised as follows:

	March 31, 2012	December 31, 2011
Equipment	$1,127,000	$1,077,200
Furniture	391,700	236,000
Leasehold improvements	151,100	23,000
	1,669,800	1,336,200
Less: accumulated depreciation and amortization	1,306,000	1,292,300
	$363,800	$43,900

Aggregate property and equipment depreciation and amortization expense was $13,700 during the three-month period ended March 31, 2012. During the three-month period ended March 31, 2012, we capitalized the following costs while preparing our new office in Campbell, California for occupancy: equipment $13,300, furniture $155,700 and leasehold improvements $128,100.

4.  Warrants Liability

The exercise price of the warrants we issued in September 2011 in conjunction with the private placement of our common stock (the “2011 private placement”) and the warrants we issued in October 2011 in connection with our engagement of an intellectual property firm (ipCapital Group) could, in certain circumstances, be reset to below-market value. Accordingly, we have concluded that such warrants are not indexed to our common stock; therefore, the fair value of the warrants was recorded as a liability upon their issuance. Changes in fair value of the 2011 private placement warrants liability are recognized in other expense and changes in the fair value of the warrants issued to ipCapital are recognized as a component of general and administrative expense in the condensed consolidated statement of operations.

We used a binomial pricing model to determine the fair value of our warrants as of March 31, 2012, the balance sheet date, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	202%	—	4.42	10	1.04%	—
ipCapital	201%	—	4.54	10	1.04%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:
Warrants liability – December 31, 2011 fair value	$3,696,600
Change in fair value of warrant liability recorded in other income	58,600
Accretion of warrant liability recorded in general and administrative expense	18,700
Warrants liability – March 31, 2012 fair value	$3,773,900

We had no outstanding warrants during the three months ended March 31, 2011.

5.  Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2012 and 2011, respectively, by classification:

	Three Months Ended March 31,
Statement of Operations Classification	2012	2011
Costs of revenue	$6,300	$1,000
Selling and marketing expense	26,400	4,700
General and administrative expense	73,100	2,900
Research and development expense	83,600	2,200
	$189,400	$10,800

We estimated the fair value of each stock-based award granted during the three-month periods ended March 31, 2012 and 2011 as of the respective dates of grant, using a binomial model with the assumptions set forth in the following table:
	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2012	174%	0.00% - 5.62%	10.0	5 - 15	2.04%	—
2011	185%	2.00%	7.5	20	2.82%	—

Expected volatility is based on the historical volatility of our common stock over the expected option term period ended on the last business day of each respective quarterly reporting period. The estimated annualized forfeiture rate was based on an analysis of historical data and considered the impact of events such as work force reductions we carried out in previous years. The expected term of our stock-based option awards was based on historical award holder exercise patterns and considered the market performance of our common stock and other items. The estimated exercise factor was based on an analysis of historical data; historical exercise patterns; and a comparison of historical and current share prices. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to our expected term on our stock-based awards. We do not anticipate paying dividends on our common stock for the foreseeable future.

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended March 31, 2012.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2011	11,636,694	$0.18
Granted	2,502,500	0.22
Exercised	(56,089)	0.07
Forfeited or expired	(100,000)	0.20
Outstanding - March 31, 2012	13,983,105	$0.19	8.46	$ 281,300

The weighted average fair value of options granted during the three-month period ended March 31, 2012 was $0.18.  Of the options outstanding as of March 31, 2012, 4,428,177 were vested, 9,435,946 were estimated to vest in future periods and 118,982 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally, ratably over a 33-month period commencing in the fourth month after the grant date. We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

As of March 31, 2012, there was approximately $904,500 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately eighteen months.

6.  Revenue

Revenue for the three-month periods ended March 31, 2012 and 2011 was comprised as follows:

	Three Months Ended March 31,		2012 Over (Under) 2011
Revenue	2012	2011	Dollars	Percent
Software Licenses
Windows	$632,600	$576,800	$55,800	9.7%
UNIX/Linux	263,500	232,200	31,300	13.5%
	896,100	809,000	87,100	10.8%
Software Service Fees
Windows	425,200	371,500	53,700	14.5%
UNIX/Linux	237,400	276,300	(38,900)	(14.1)%
	662,600	647,800	14,800	2.3%
Other	51,900	5,900	46,000	nm
Total Revenue	$1,610,600	$1,462,700	$147,900	10.1%

nm – not meaningful

7.  Cost of Revenue

Cost of revenue for the three-month periods ended March 31, 2012 and 2011 was comprised as follows:

	Three Months Ended March 31,		2012 Over (Under) 2011
	2012	2011	Dollars	Percent
Software service costs	$73,000	$110,100	$(37,100)	-33.7%
Software product costs	65,500	37,400	28,100	75.1%
	$138,500	$147,500	$(9,000)	-6.1

8.  Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	March 31, 2011	December 31, 2011
Software development costs	$487,700	$487,700
Accumulated amortization	(225,400)	(183,900)
	$262,300	$303,800

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $41,500 during the three-month period ended March 31, 2012.  We recorded $0 and $183,700 of capitalized software development costs during the three-month periods ended March 31, 2012 and 2011, respectively.  Such costs capitalized during 2011 were incurred in the development of GO-Global Cloud for Windows.

9.  Stockholders’ Equity

Stock Repurchase Program

During each of the three-month periods ended March 31, 2012 and 2011, we did not repurchase any of our common stock under the terms of our Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of March 31, 2012, approximately $782,600 remained available for future purchases under this program. We are not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at our discretion.

10.  Commitments and Contingencies

Our corporate headquarters currently occupies space under a lease that will expire in July 2012. During June 2011, we received notice from the County of Santa Cruz (the “County”) that it intends to purchase the corporate office complex from our landlord. Under certain statutes that enable the County to make the purchase, we could be required to vacate our office space within 90 days of receiving notice from the County that it will be terminating our lease. Such notice could occur at any time prior to expiration of the lease. Additionally, under certain statutes, we would be eligible for relocation assistance. We have given notice to the County that we will be vacating our office space on May 30, 2012, at which time we will relocate our corporate headquarters facility to our Campbell, California office. We do not anticipate incurring significant costs in relocating our corporate headquarters facility.

We are currently involved in various legal proceedings pertaining to our intellectual property. In all such proceedings we have retained the services of various outside counsel under contingency fee arrangements that require us to only pay for certain non-contingent costs, such as services for expert consultants and travel, prior to a final verdict or settlement of the respective underlying proceeding. As of May 14, 2012, with the exception of the items discussed below, there have been no material developments in our legal proceedings as described in our 2011 10-K Report.

GraphOn Corporation v. Juniper Networks, Inc.

Patent and Trademark Office Action – Reexamination of U.S. Patent No. 5,826,014 (the “’014” patent)

The ‘014 patent is the sole patent remaining in our lawsuit against Juniper and it is the original patent in our firewall/proxy access family of patents. On July 28, 2008, the Patent and Trademark Office (the “PTO”) ordered the reexamination of the ‘014 patent as a result of a reexamination petition filed by Juniper. On April 16, 2012, the PTO issued a Notice of Intent to Issue a Reexamination Certificate in which 15 of our original 36 claims were indicated as being confirmed as valid.  A final reexamination certificate is expected to be issued by the PTO within 90 days of the Notice. We believe that a negative outcome of this proceeding will not have a material negative impact on our results of operations, cash flows or financial position.

11.  Supplemental Disclosure of Cash Flow Information

We did not disburse any cash for the payment of interest expense during either of the three-month periods ended March 31, 2012 or 2011.

We disbursed $1,100 and $700 for the payment of income taxes during the three-month periods ended March 31, 2012 and 2011, respectively. All such disbursements were for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs Ltd.

During the three-month period ended March 31, 2012, we capitalized $140,000 of property and equipment for which no cash was disbursed. We recorded $104,100 of such amount to long term liabilities – deferred rent and the balance to accounts payable and accrued liabilities. Also, we reported approximately $6,700 as prepaid expense for which no cash was disbursed. We reported this amount as a component of accounts payable as of March 31, 2012. During the three-month period ended March 31, 2011, we capitalized $1,700 of stock-based compensation expense for which no cash was disbursed, as a component of capitalized software development costs. We did not capitalize any software development costs during the three-month period ended March 31, 2012.

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

During both periods presented in our Condensed Consolidated Statements of Operations, potentially dilutive securities included shares of common stock potentially issuable upon exercise of stock options. During the three-month period ended March 31, 2012, potentially dilutive securities also included common stock potentially issuable upon exercise of warrants. Diluted EPS excludes the impact of potential issuance of shares of common stock related to our stock options in periods in which the exercise price of the stock option is greater than the average market price of our common stock during such periods.

For the three-month periods ended March 31, 2012 and 2011, 37,458,105 and 5,479,043 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

13.  Segment Information

FASB has established guidance for reporting information about operating segments that require segmentation based on our internal organization and reporting of revenue and operating income, based on internal accounting methods. Our financial reporting systems present various data for management to operate the business prepared in methods consistent with such guidance. Our segments were defined in order to allocate resources internally. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or the decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Interim Chief Executive Officer. We have determined that we operate our business in two segments: software and intellectual property.

Segment revenue for the three-month periods ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
Revenue	2012	2011
Software	$1,610,600	$1,462,700
Intellectual Property	—	—
Consolidated Revenue	$1,610,600	$1,462,700

We do not analyze revenue based on the geographical location of our customers as to do so would be impractical.

Segment loss from operations for the three-month periods ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
Income (Loss) From Operations	2012	2011
Software	$(941,100)	$(210,800)
Intellectual Property	(288,800)	(158,300)
Consolidated Loss From Operations	$(1,229,900)	$(369,100)

We do not allocate interest and other income, interest and other expense or income tax to our segments.

As of March 31, 2012, segment long-lived assets were as follows:

Long-Lived Assets	Cost Basis	Accumulated Depreciation /Amortization	Net, as Reported
Software	$2,157,600	$(1,531,500)	$626,100
Intellectual Property	2,839,000	(2,839,000)	—
Unallocated	32,000	—	32,000
	$5,028,600	$(4,370,500)	$658,100

We do not allocate certain other long-lived assets, primarily cash deposits, to our segments.

Products and services provided by the software segment include all currently available versions of GO-Global Host, GO-Global Cloud, GO-Global Client, including iPad Client, OEM private labeling kits, software developer’s kits, maintenance contracts and product training and support. The intellectual property segment provides licenses to our intellectual property. Our two segments do not engage in cross-segment transactions.

14.  Related Party Transactions

Tamalpais Partners LLC

Steven Ledger, the Chairman of our Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, a business consulting firm. On February 1, 2012, we entered into a consulting agreement with Tamalpais under which Tamalpais will provide us with advisory services focused on capital and business issues, including assistance on raising capital, mergers, acquisitions, business development and investor relations/positioning. We will pay Tamalpais $6,000 per month during the term of this agreement, which runs for one year, beginning February 1, 2012. During the three-month period ended March 31, 2012, we paid Tamalpais $12,000 for services rendered, and had no amounts due them as of March 31, 2012.

ipCapital Group, Inc.

On October 11, 2011, we engaged ipCapital Group, Inc., an affiliate of John Cronin, who is one of our directors, to provide assistance in the execution of our strategic decision to significantly strengthen, grow, and commercially exploit our intellectual property assets. On January 30, 2012, we entered into a third addendum to our engagement agreement with ipCapital to provide additional services related to identifying and extracting additional new inventions, and to draft new invention disclosures, among other opportunities. We anticipate that costs for these additional services, if performed, will aggregate between $50,000 and $100,000. Should we choose to utilize all of the services contained within the engagement agreement, as amended, the total amount of all services provided under the engagement agreement, as amended, would aggregate $540,000.

During the three-month period ended March 31, 2012, we received an aggregate $100,000 of new invention extraction and disclosure drafting services from ipCapital of which we paid $90,000. The unpaid balance of $10,000 was reported in accounts payable as of March 31, 2012.

15.  Subsequent Events

Robert Dilworth

On April 12, 2012, we entered into a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. Subject to the terms of the separation agreement, effective April 20, 2012 (the “Release Effective Date”) we paid or provided Mr. Dilworth the following:

•
On the Release Effective Date, Mr. Dilworth’s outstanding options became fully vested and exercisable and will remain exercisable until the earlier of (i) the expiration dates of each of such options or (ii) the date that is 30 months after the Release Effective Date. The number of shares of common stock issuable upon exercise of such outstanding options is 2,000,000.

•
On the Release Effective Date, Mr. Dilworth was granted an option to purchase 500,000 shares of common stock at an exercise price of $0.20 per share. Such option has a term of 30 months from the date of grant and will vest and become exercisable at a rate of 62,500 shares per quarter commencing on July 1, 2012.

•	From May 2012 through April 2013, Mr. Dilworth will be paid $27,268 per month. From May 2013 through April 2014, Mr. Dilworth will be paid $13,634 per month.

•	For a period of 18 months, we will pay the premium costs to continue medical coverage for Mr. Dilworth and his spouse under the Employment Retirement Income Security Act of 1974.

•	We paid Mr. Dilworth $15,000 as reimbursement for a portion of his legal fees in connection with negotiation of the separation agreement and the release.

Mr. Dilworth’s participation in the Key Employee Severance Plan and the Director Severance Plan was automatically terminated on the Release Effective Date. In addition, the separation agreement contains confidentiality and non-disparagement provisions subject to the terms set forth therein. Pursuant to the terms of the release, Mr. Dilworth provided as of the Release Effective Date a release of claims in connection with his employment and resignation. As a result of the separation agreement, we expect to incur additional operating expenses in the three-month period ended June 30, 2012.

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

Recent Developments

On April 12, 2012, we entered into a separation agreement (the “Dilworth separation agreement”) and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. For further information regarding this separation agreement, see Note 15 of Notes to Unaudited Condensed Consolidated Financial Statements.

On May 11, 2012, William Swain retired as our Chief Financial Officer and Secretary. We incurred no significant costs associated with Mr. Swain’s retirement.

Our Software Products

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

•
GO-Global Cloud: Cloud products offer a centralized management suite that gives users the ability to access and share applications, files and documents on Windows, UNIX and Linux computers via simple hyperlinks. They give administrators extensive control over user rights and privileges, and allow them to monitor and manage clusters of GO-Global Hosts that support thousands of users. GO-Global Cloud products give application developers the ability to integrate Windows, UNIX and Linux applications into their Web-based enterprise and workflow applications. GO-Global Cloud products include GO-Global Host capabilities. We expect to release GO-Global Cloud for Linux in the second half of 2012.

•	GO-Global Client: We plan to develop Client products for portable and mobile devices. We released client products for the iPad and Android tablets in June 2011 and February 2012, respectively.

Our Intellectual Property

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

We will decide in our sole discretion how many of these services, whose cost to us will range from $5,000 to $60,000 per service, we request. Should we request ipCapital to perform all of these services, the total cost to us of all the services so provided would aggregate $540,000. Since October 11, 2011, and through March 31, 2012, we had requested ipCapital to perform four diverse services at a cumulative-to-date cost of $250,000, of which $240,000 was paid. The unpaid balance of $10,000 was reported in accounts payable as of March 31, 2012.

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

Pursuant to our agreement with ipCapital, several ipScan® and Invention on Demand® sessions were conducted between September 2011 and March 2012. During these sessions, numerous invention ideas were generated, captured and documented pursuant to ipCapital’s processes. As a result of these sessions, as of May 14, 2012, 53 new patent applications have been filed, of which 46 pertain to our GraphOn technology and 7 pertain to our NES patent portfolio, as discussed below.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance.  We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2011 10-K Report.

Results of Operations for the Three-Month Periods Ended March 31, 2012 and 2011.

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended March 31, 2012 and 2011 was comprised as follows:

			2012 Over (Under) 2011
Revenue	2012	2011	Dollars	Percent
Software Licenses
Windows	$632,600	$576,800	$55,800	9.7%
UNIX/Linux	263,500	232,200	31,300	13.5%
	896,100	809,000	87,100	10.8%
Software Service Fees
Windows	425,200	371,500	53,700	14.5%
UNIX/Linux	237,400	276,300	(38,900)	-14.1%
	662,600	647,800	14,800	2.3%
Other	51,900	5,900	46,000	nm
Total Revenue	$1,610,600	$1,462,700	$147,900	10.1%

nm – not meaningful

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

Software Licenses

The increase in Windows software licenses revenue for the three-month period ended March 31, 2012, as compared with the same period of the prior year, was primarily due to the recognition of $140,700 associated with a transaction we entered into with an end user customer during the third quarter of 2011 that had been previously deferred as all criteria necessary for revenue recognition had not been met. During the three-month period ended March 31, 2012, all criteria necessary for revenue recognition related to this transaction had been met and we began to recognize the previously deferred revenue. We expect to recognize an additional $70,400 from this transaction, ratably, over the remaining maintenance period. The recognition of such revenue was partially offset by an aggregate decrease in revenue derived from all other customers.

Software licenses revenue from our UNIX/Linux products increased during the three-month period ended March 31, 2012, as compared with the same period of the prior year, primarily due to a one-time $69,500 order we received from an end-user customer within the financial services industry. This increase in revenue for our UNIX/Linux software licenses was partially offset by an aggregate decrease in such revenue from our other UNIX/Linux customers.

We expect aggregate software licenses revenue to be higher in 2012 than 2011. We expect to increase our investment in our GO-Global product line, as well as in new product development, and to invest more in sales and marketing efforts.

Software Service Fees

The increase in software service fees revenue attributable to our Windows products during the three-month period ended March 31, 2012, as compared with the same period of the prior year, was primarily the result of the continued growth of the number of Windows maintenance contracts purchased by our end-user customers. Since our end-user customers who typically purchase maintenance contracts for their software licenses historically have renewed them upon expiration, to the extent we continue to license an increasing number of our products, we anticipate that revenue recognized from the sale of software service contracts will increase in relative proportion to the increase in our sales of such new software licenses.

The decrease in service fees revenue attributable to our UNIX products for the three-month period ended March 31, 2012, as compared with the same period of the prior year, was primarily the result of the low level of our UNIX product sales throughout the prior year. Our UNIX end-user customers have typically purchased maintenance contracts when they purchase a software license and we recognize the revenue of such contracts ratably over their stated service period, which can range between one and five years. As our UNIX product sales were low in 2011, so were the sales of UNIX maintenance contracts, thus there was less revenue to ratably recognize during the three-month period ended March 31, 2012, as compared with the same period of the prior year.

We expect that software service fees for 2012 will be higher than those for 2011, primarily resulting from increased sales of servicing contracts for both our Windows and UNIX products as we expect product sales, and thus maintenance contracts, to increase as we expect to increase our investments in both our current products and new product development, and to invest more in sales and marketing efforts.

Other

The increase in other revenue for the three-month period ended March 31, 2012, as compared with the same period of the prior year, was primarily due to an increase in revenue derived from private labeling fees. We typically recognize private labeling fees revenue only when such services are requested by a new stocking reseller; they sign a contract with us and simultaneously place their first stocking order. Private labeling fees do not comprise a material portion of our revenue streams and they can vary from period to period.

Intellectual Property Revenue

The amount of revenue we generate from each intellectual property license we grant can vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology. We did not recognize any revenue from intellectual property licenses during either of the three-month periods ended March 31, 2012 or 2011.

Our receipt of intellectual property licenses revenue is unpredictable. Due to the high cost of patent litigation, we have determined that we will not be initiating any new infringement litigation, or attempting to seek license revenue with respect to any of our patent families that were not involved in our ongoing litigation as of December 31, 2008.

Costs of Revenue

Software Costs of Revenue

Software costs of revenue are comprised primarily of software service costs, which represent the costs of customer service, and software product costs, which are primarily comprised of the amortization of capitalized software development costs, and costs associated with licenses to third party software included in our product offerings. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet.

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

During the three-month periods ended March 31, 2012 and 2011, we capitalized $0 and $183,700, respectively, of software development costs.

Amortization of capitalized software development costs were $41,500 and $23,100 during the three-month periods ended March 31, 2012 and 2011, respectively.

Software cost of revenue was 8.6% and 10% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

Software cost of revenue for the three-month periods ended March 31, 2012 and 2011 was as follows:

			2012 Over (Under) 2011
Description	2012	2011	Dollars	Percent
Software service costs	$73,000	$110,100	$(37,100)	-33.7%
Software product costs	65,500	37,400	28,100	75.1%
	$138,500	$147,500	$(9,000)	-6.1%

Software service costs decreased during the three-month period ended March 31, 2012, as compared with the same periods of the prior year, primarily as a result of the termination of a customer service employee during 2011, as well as the redeployment of a few customer service employees into other development functions. We expect software service costs to remain lower during the remainder of 2012, as compared with the similar period of the prior year, as a result of these items.

Software service costs include non-cash stock-based compensation. Such costs aggregated approximately $6,300 and $1,000 for the three-month period ended March 31, 2012 and 2011, respectively. The increase in non-cash stock-based compensation costs resulted from such expense associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, and (b) under the terms of our stock option exchange program that closed on October 12, 2011.

The increase in software product costs for the three-month period ended March 31, 2012, as compared with the same period of the prior year, was primarily the result of recognizing amortization of capitalized software development costs and increased costs associated with certain licenses to third party software included in GO-Global Windows Host 4.

We expect that software costs of revenue for 2012 will exceed 2011 levels as cost savings from reducing the number of employees performing customer service activities will be offset by increased amortization of capitalized software development costs and increased costs resulting from licensing third party software.

Intellectual Property Cost of Revenue

We did not incur any contingent legal fees during either of the three-month periods ended March 31, 2012 or 2011, as we did not enter into any intellectual property licenses during these periods.

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

Selling and marketing expenses for the three-month period ended March 31, 2012 increased by $47,900 or 9.1%, to $574,500, from $526,600 for the same period of 2011, which represented approximately 35.7% and 36% of revenue during these periods, respectively.

The increase in selling and marketing expenses during the three-month period ended March 31, 2012, as compared with the same period of the prior year was mainly due to increased commissions and bonuses, each of which were based on sales recorded during the respective period.

Selling and marketing employee costs included non-cash stock-based compensation costs aggregating approximately $26,400 and $4,700, for the three-month period ended March 31, 2012 and 2011, respectively. The increase in non-cash stock-based compensation costs resulted from such expense associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, and (b) under the terms of our stock option exchange program that closed on October 12, 2011.

We currently expect our full-year 2012 sales and marketing expense to increase over 2011 levels primarily due to higher commissions and bonuses, and higher non-cash stock–based compensation.  We expect to continue to support our products, particularly our newest products with various sales and marketing initiatives throughout the remainder of the year.

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

General and administrative expenses increased by $374,200 or 53.4%, to $1,074,400, for the three-month period ended March 31, 2012, from $700,200 for the same period of 2011, which represented approximately 66.7% and 48% of revenue during these periods, respectively.

Legal fees primarily related to work performed by our outside corporate attorneys, with respect to our non-patent related operating activities and our SEC filing requirements, and consulting fees, primarily related to work performed by ipCapital Group, comprised the majority of the increase in general and administrative expense.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $73,100 and $2,900 for the three-month periods ended March 31, 2012 and 2011, respectively. The increase in non-cash stock-based compensation costs resulted from such expense associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, and (b) under the terms of our stock option exchange program that closed on October 12, 2011.

We expect that general and administrative expense for 2012 will exceed 2011 levels. We expect non-cash stock-based compensation expense to be higher as a result of the stock options issued during October 2011 and the stock options issued and modified in accordance with the terms of the Dilworth separation agreement. We expect ordinary legal fees to be higher as a result of the Dilworth separation agreement, and we expect consulting fees to be higher as a result of the work we have asked ipCapital and Tamalpais Partners to perform. Also, we expect to allocate overhead costs associated with our Campbell office to general and administrative expense upon the June 1, 2012 relocation of our corporate offices from Santa Cruz to Campbell. See Notes 14 and 15 to the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding our agreements with ipCapital and Tamalpais Partners and the Dilworth separation agreement.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $595,600, or 130.2%, to $1,053,100, for the three-month period ended March 31, 2012, from $457,500 for the same period of 2011, which represented approximately 65.4% and 31.3% of revenue for these periods, respectively.

The majority of the increase in research and development expense was related to the opening of our engineering office in Campbell, California. Such costs included employee costs associated with 5 new employees, recruiting fees, rent, and supplies.

During the three-month period ended March 31, 2011 we capitalized $183,700 of software development costs associated with the development of GO-Global Cloud for Windows, which, had they not met the criteria for capitalization, would have otherwise been expensed. We did not capitalize any software development costs during the three-month period ended March 31, 2012 as no such research and development costs met the criteria for capitalization.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $83,600 and $2,200 for the three-month periods ended March 31, 2012 and 2011, respectively. The increase in non-cash stock-based compensation costs resulted from such expense associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, and (b) under the terms of our stock option exchange program that closed on October 12, 2011.

We expect 2012 research and development expenses to be significantly higher than those for 2011. We opened a research and development facility in Campbell, California during the three-month period ended March 31, 2012 and hired five new employees. We expect the aggregate costs of these employees and office to comprise the majority of the expected increased costs.

Segment Loss From Operations

Segment loss from operations for the three-month periods ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
Loss From Operations	2012	2011
Software	$(941,100)	$(210,800)
Intellectual Property	(288,800)	(158,300)
Consolidated Loss From Operations	$(1,229,900)	$(369,100)

We do not allocate interest and other income, interest and other expense or income tax to our segments.

The increase in the operating loss we incurred from our software segment for the three-month period ended March 31, 2012, as compared with the same period of the prior year, was primarily due to costs associated with the Campbell, California research and development facility opened during the period and the increase in general and administrative expense.

The increased operating loss we experienced from our intellectual property segment for the three-month period ended March 31, 2012, as compared with the same period of the prior year was reflective of the intellectual property work being performed for us by ipCapital Group.

The operating results from our intellectual property segment can vary significantly for any given reporting period based on the amount of revenue being generated by the intellectual property licenses entered into during such period. The amount of revenue generated by intellectual property licenses can also vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology. No intellectual property licenses were entered into during the three-month periods ended March 31, 2012 and 2011.

Other Expense - Change in Fair Value of Warrants Liability

During the three-month period ended March 31, 2012, we reported a $58,600 non-cash charge related to the change in fair value of our Warrants Liability. We did not have any outstanding warrants during the three-month period ended March 31, 2011. For further information regarding this warrants liability, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

As a result of the foregoing items, we reported net losses of $1,287,100 and $369,700 for the three-month periods ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

We believe that as a result of the new products we introduced in 2010 and 2011, and the expected introduction of new products during 2012, our revenue will increase. Further, due to our expected investments in new products, our intellectual property strategy, and costs incurred with the Dilworth separation agreement, we expect our cash flow from operations to decrease. Based on our cash on hand as of March 31, 2012 and the anticipation of increased revenue, we believe that we will have sufficient resources to support our operational plans for the next twelve months.

During 2012 we expect to prioritize the investment of our resources into the development of new products, with such development to be based in our new office in Campbell, California. Further, we expect that certain of these investments will ultimately be capitalized as software development costs. We also expect to prioritize the investment of our resources into the development of our intellectual property portfolio, with ipCapital Group’s consulting work for us being central to such efforts.

During the three-month periods ended March 31, 2012 and 2011, our reported net losses of $1,287,100 and $369,700, respectively, included five significant non-cash items: depreciation and amortization of $55,200 and $80,500, respectively, which were primarily related to amortization of capitalized software development costs and depreciation of fixed assets, stock-based compensation expense of $189,400 and $10,800, respectively,  charges of $58,600 and $0 to other expense related to the change in fair value recorded for the Warrants Liability, $18,700 and $0 charged to general and administrative expense related to the accretion of compensation expense derived from warrants issued to ipCapital Group as part of the compensation for their services, and changes in deferred rent credit of $9,400 and $0.

During the three-month periods ended March 31, 2012 and 2011, we invested approximately $0 and $182,000 of cash, respectively, in the development of GO-Global Cloud for Windows. We expect to investment in our products during the second half of 2012, with a focus on new product development. We expect that certain of these investments will ultimately be capitalized as software development costs. During the three-month periods ended March 31, 2012 and 2011, we invested approximately $193,700 and $6,300 of cash, respectively, into fixed assets. Such expenditures made during the three-month period ended March 31, 2012 were primarily incurred in connection with the opening of our research and development office in Campbell, California.

Our financing activities for the three-month period ended March 31, 2012, were comprised of proceeds received from the exercise of employee stock options.

We are aggressively looking at ways to improve our revenue stream through the development, marketing and sale of new products. In addition, should business combination opportunities present themselves to us, and should such opportunities appear to make financial sense and add value for our shareholders, we will consider these opportunities.

Cash

As of March 31, 2012, our cash balance was $6,673,400, as compared with $7,237,500 as of December 31, 2011, a decrease of $564,100, or 7.8%. The decrease primarily resulted from costs associated with the opening of our research and development office in Campbell, California, including the costs of the new employees hired into such office.

Accounts Receivable, net

At March 31, 2012 and December 31, 2011, we reported accounts receivable, net of $685,300 and $732,100, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $25,200 and $25,000 at March 31, 2012 and December 31, 2011, respectively.  The decrease in accounts receivable, net, was mainly due to a $61,800 order placed by a new customer on December 27, 2011, which was not paid until 2012. No such significant receivable for this customer was outstanding as of March 31, 2012. Generally, we collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of March 31, 2012, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three-month periods ended March 31, 2012 and 2011, no repurchases were made. As of March 31, 2012, $782,600 remains available for stock purchases under this program.

Working Capital

As of March 31, 2012, we had current assets of $7,498,100 and current liabilities of $3,939,200, which netted to working capital of $3,558,900. Included in current liabilities was the current portion of deferred revenue of $2,894,600.

Segment Long-Lived Assets

As of March 31, 2012 and December 31, 2011, long-lived assets by segment were as follows:

	March 31, 2012	December 31, 2011
Software Segment	$2,157,600	$1,824,000
Accumulated depreciation/amortization	(1,531,500)	(1,476,300)
	626,100	347,700
Intellectual Property Segment	2,839,000	2,839,000
Accumulated depreciation/amortization	(2,839,000)	(2,839,000)
	—	—
Unallocated	32,000	39,400
Total Long-Lived, net	$658,100	$387,100

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, and the items discussed in the next paragraph, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

In conjunction with their audit of our 2011 consolidated financial statements, Macias Gini & O’Connell LLP (“MGO”), our independent registered public accounting firm, informed us and our audit committee that it noted that the material weakness in our internal control over financial reporting relating to our constrained accounting function resources previously identified by them and reported to us and our audit committee and disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 had not been adequately remediated, as evidenced by the appearance of incomplete accounting evaluations of significant transactions that led to material adjustments to the consolidated financial statements being included in our draft Form 10-K. This material weakness was not adequately remediated during the quarter ended March 31, 2012, as evidenced by a material adjustment to the interim financial statements.

We and our audit committee have embarked on an implementation path to remediate this weakness that encompassed two distinct steps. The first step was to engage additional technical resources to assist in the analysis of complex transactions or regulatory filings, and the second will be to hire an additional skilled staff accountant in order to further spread the work load among company personnel.

We have entered into a consulting agreement with an independent public accounting firm to provide additional technical resources upon demand and will be developing policies and procedures to identify how best to utilize such resources. We expect to have such policies and procedures in place during the second quarter of 2012. We have begun the hiring process for the additional skilled staff accountant and expect to complete such process during the second quarter of 2012.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for our engagement of an independent public accounting firm to provide additional technical resources.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 10 in Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on April 16, 2012.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended March 31, 2012, stock options to purchase an aggregate 830,000 shares of common stock, at an exercise prices between $0.18 and $0.21, were granted to seven employees, and stock options to purchase an aggregate 1,672,500 shares of common stock, at an exercise price of $0.19, were granted to two executive officers.

The grant of such stock options to the above-listed persons was not registered under the Securities Act of 1933, because the stock options were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to section 4(2).

On January 8, 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. No shares were repurchased under the stock repurchase program during the three-month period ended March 31, 2012.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Addendum #3, dated January 30, 2012, between ipCapital Group, Inc. and Registrant (1)
10.2	Consulting Agreement, dated February 1, 2012, by and between Registrant and Steven Ledger/Tamalpais Partners LLC (2)
10.3	Separation Agreement, dated April 12, 2012, between Registrant and Robert Dilworth
10.4	Release, dated April 12, 2012, between Registrant and Robert Dilworth
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
101
The following financial information from GraphOn Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Notes to Condensed Consolidated Financial Statements.

(1)	Filed on February 14, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference
(2)	Filed on April 16, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation
(Registrant)

Date:	May 21, 2012		Date:	May 21, 2012

By:	/s/ Eldad Eilam		By:	/s/ Robert Dixon
	Eldad Eilam			Robert Dixon
	Interim Chief Executive Officer			Interim Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer and
Principal Accounting Officer)