Form 10-Q
period 2012-06-30
GRAPHON CORP/DE
filed 2012-08-14
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2012

Commission File Number: 0-21683

GraphOn Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3899021
(State of incorporation)	(IRS Employer
Identification No.)

1901 S. Bascom Avenue, Suite 660
Campbell, CA 95008
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

As of August 7, 2012, there were issued and outstanding 82,092,739 shares of the registrant’s common stock, par value $0.0001.

GraphOn Corporation
FORM 10-Q

Forward-Looking Information

This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this report are forward-looking statements.  In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements.  Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements.  Factors that may cause such a difference include the following:

•	the success of our new products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
•	Local, regional, and national and international economic conditions and events, and the impact they may have on us and our customers;
•	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; and
•
other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on April 16, 2012, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	June 30, 2012	December 31, 2011
Current Assets:
Cash	$5,555,600	$7,237,500
Accounts receivable, net	842,300	732,100
Prepaid expenses	146,000	151,900
Total Current Assets	6,543,900	8,121,500

Property and equipment, net	383,500	43,900
Capitalized software development costs, net	220,800	303,800
Other assets	30,800	39,400
Total Assets	$7,179,000	$8,508,600

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$719,500	$758,700
Deferred revenue	3,149,800	2,878,500
Severance liability	275,700	—
Deferred rent	24,600	—
Total Current Liabilities	4,169,600	3,637,200

Warrants liability	3,103,200	3,696,600
Deferred revenue	635,600	457,200
Severance liability	132,800	—
Deferred rent	129,900	—
Total Liabilities	8,171,100	7,791,000

Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, $0.0001 par value, 195,000,000 shares authorized, 82,017,739 and 81,886,926 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	8,200	8,200
Additional paid-in capital	61,972,200	61,398,600
Accumulated deficit	(62,972,500)	(60,689,200)
Total Stockholders' Equity (Deficit)	(992,100)	717,600
Total Liabilities and Stockholders' Equity (Deficit)	$7,179,000	$8,508,600

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,570,900	$1,638,500	$3,181,500	$3,101,200
Costs of revenue	132,400	130,500	270,900	278,000
Gross profit	1,438,500	1,508,000	2,910,600	2,823,200

Operating expenses:
Selling and marketing	604,800	542,800	1,179,300	1,069,400
General and administrative	1,531,700	650,400	2,606,100	1,350,600
Research and development	964,800	621,100	2,017,900	1,078,600
Total operating expenses	3,101,300	1,814,300	5,803,300	3,498,600

Loss from operations	(1,662,800)	(306,300)	(2,892,700)	(675,400)

Other income - change in fair value of warrants liability	666,500	—	607,900	—
Other income, net	1,100	100	3,500	300
Loss before provision for income tax	(995,200)	(306,200)	(2,281,300)	(675,100)
Provision for income tax	1,000	—	2,000	800
Net loss	$(996,200)	$(306,200)	$(2,283,300)	$(675,900)

Loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Average weighted common shares outstanding – basic and diluted	81,961,071	46,006,625	81,937,732	46,005,106

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(2,283,300)	$(675,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,500	132,500
Stock-based compensation expense	565,500	34,600
Change in fair value of derivative instruments - warrants	(607,900)	—
Revenue deferred to future periods	2,789,800	1,707,100
Recognition of deferred revenue	(2,340,100)	(1,845,600)
Changes in severance liability	408,500	—
Changes in deferred rent	26,400	—
Accretion of warrants liability for consulting services	14,500	—
Changes to allowance for doubtful accounts	12,900	(4,400)
Loss on disposal of fixed assets	600	—
Changes in operating assets and liabilities:
Accounts receivable	(123,100)	259,600
Prepaid expenses	5,900	(60,800)
Accounts payable and accrued expenses	(55,700)	(113,100)
Other long term assets	10,200	2,500
Net Cash Used In Operating Activities	(1,451,300)	(563,500)

Cash Flows Used In Investing Activities:
Capital expenditures	(238,700)	(14,300)
Capitalized software development costs	—	(199,400)
Net Cash Used In Investing Activities	(238,700)	(213,700)

Cash Flows Provided By Financing Activities:
Proceeds from exercise of employee stock options	8,100	—
Net Cash Provided By Financing Activities	8,100	—

Net Decrease in Cash	(1,681,900)	(777,200)
Cash - Beginning of Period	7,237,500	1,891,000
Cash - End of Period	$5,555,600	$1,113,800

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

Revenue Recognition

We market and license our products indirectly through channel distributors, independent software vendors (“ISVs”), value-added resellers (“VARs”) (collectively, “resellers”) and directly to corporate enterprises, governmental and educational institutions and others.  Our product licenses are generally perpetual.  We also separately sell intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, as well as other products and services.

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

Certain resellers (“stocking resellers”) purchase product licenses that they hold in inventory until they are resold to the ultimate end user (an “inventory stocking order”). At the time that a stocking reseller places an inventory stocking order, no product licenses are shipped by us to the stocking reseller; rather, the stocking reseller’s inventory is credited with the number of licenses purchased and the stocking reseller can resell (issue) any number of licenses from their inventory at any time. Upon receipt of an order to issue a license(s) from a stocking reseller’s inventory (a “draw down order”), we will ship the license(s) in accordance with the draw down order’s instructions. We defer recognition of revenue from inventory stocking orders until the underlying licenses are sold and shipped to the end user, as evidenced by the receipt and fulfillment of the stocking reseller’s draw down order, assuming all other revenue recognition criteria have been met.

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

Deferred Rent

The lease for our office in Campbell, California, contains free rent and predetermined fixed escalations in our minimum rent payments. We recognize rent expense related to this lease on a straight-line basis over the term of the lease. We record any difference between the straight-line rent amounts and amounts payable under the lease as part of deferred rent in current or long-term liabilities, as appropriate.

Incentives that we received upon entering into the lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. We record the unamortized portion of these incentives as a part of deferred rent in current or long-term liabilities, as appropriate.

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and a loss includes the amount of any lump-sum payments and the present value of any expected future payments. During each of the three and six-month periods ended June 30, 2012, we recorded $721,800 of severance expense, including stock compensation expense, of which $408,500 is reflected as a severance liability as a result of a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. No such liability was recorded during either of the three or six-month periods ended June 30, 2011.

Software Development Costs

We capitalize software development costs incurred from the time technological feasibility of the software is established until the software is available for general release, in accordance with GAAP. Such capitalized costs are subsequently amortized as costs of revenue over the shorter of three years or the remaining estimated useful life of the product.

Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or six-month periods ended June 30, 2012 or 2011.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable.  We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable.  The following table sets forth the details of the Allowance for Doubtful Accounts for the three and six-month periods ended June 30, 2012 and 2011:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
Three Months Ended June 30,
2012	$25,200	$—	$—	$12,700	$37,900
2011	24,100	—	—	4,300	28,400
Six Months Ended June 30,
2012	$25,000	$—	$—	$12,900	$37,900
2011	32,800	—	—	(4,400)	28,400

Concentration of Credit Risk

For the three-month period ended June 30, 2012, we had three customers who accounted for approximately 26.0%, 7.2%, and 6.7%, respectively, of sales during such period. As of June 30, 2012, the accounts receivable balances attributable to these customers represented approximately 1.0%, 15.1%, and 14.0%, respectively, of reported net accounts receivable.

For the three-month period ended June 30, 2011, we had three customers who accounted for approximately 8.8%, 7.7%, and 6.7%, respectively, of sales during such period. As of June 30, 2011, the accounts receivable balances attributable to these customers represented approximately 18.0%, 16.2%, and 0.0%, respectively, of reported net accounts receivable.

For the six-month period ended June 30, 2012, we had three customers who accounted for approximately 12.7%, 12.7%, and 7.3%, respectively, of sales during such period. As of June 30, 2012, the accounts receivable balances attributable to these customers represented approximately 1.0%, 0.0%, and 14.0%, respectively, of reported net accounts receivable.

For the six-month period ended June 30, 2011, we had three customers who accounted for approximately 9.3%, 6.2%, and 5.5%, respectively, of sales during such period. As of June 30, 2011, the accounts receivable balances attributable to these customers represented approximately 18.6%, 9.1%, and 1.1%, respectively, of reported net accounts receivable.

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

As of June 30, 2012, all of our $3,103,200 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 4).

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The adoption of ASU 2011-05 did not impact the Unaudited Condensed Consolidated Financial Statements for the three or six-month periods ended June 30, 2012 or 2011 as comprehensive loss was the same as net loss.

Recent Accounting Pronouncements

In July 2012, FASB issued ASU No. 2012-02 “Intangibles – Goodwill and Other” (ASU 2012-02). The objective of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. Early adoption is permitted. We currently have no goodwill or indefinite-lived intangible assets; accordingly, we do not anticipate that adoption of ASU 2012-02 will have a material impact on our results of operations, cash flows or financial position.

3.  Property and Equipment

Property and equipment was comprised as follows:

	June 30, 2012	December 31, 2011
Equipment	$1,144,400	$1,077,200
Furniture	380,200	236,000
Leasehold improvements	147,500	23,000
	1,672,100	1,336,200
Less: accumulated depreciation and amortization	1,288,600	1,292,300
	$383,500	$43,900

Aggregate property and equipment depreciation and amortization expense was $27,800 during the three-month period ended June 30, 2012 and $41,500 during the six-month period ended June 30, 2012. During the six-month period ended June 30, 2012, we capitalized the following costs: equipment; $67,200, furniture; $167,000 and leasehold improvements; $147,500.

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

We used a binomial pricing model to determine the fair value of our warrants as of June 30, 2012, the balance sheet date, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	198%	—	4.167	10	0.72%	—
ipCapital	196%	—	4.540	10	0.72%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2012:

Warrants liability – December 31, 2011 fair value	$3,696,600
Change in fair value of warrant liability recorded in other income	(607,900)
Accretion of warrant liability recorded in general and administrative expense	14,500
Warrants liability – June 30, 2012 fair value	$3,103,200

We had no outstanding warrants during the six-month period ended June 30, 2011.

5.  Severance Liability

On April 12, 2012, we entered into a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. Subject to the terms of the separation agreement, effective April 20, 2012 (the “Release Effective Date”) we paid or provided Mr. Dilworth the following:

•
On the Release Effective Date, Mr. Dilworth’s outstanding unvested options became fully vested and exercisable, and his unvested options were modified to extend the exercise period. All options will remain exercisable until the earlier of (i) the expiration dates of each of such options or (ii) the date that is 30 months after the Release Effective Date. The number of shares of common stock issuable upon exercise of such outstanding options is 2,000,000. We recognized $172,800 of non-cash stock-based compensation expense during the three and six-month period ended June 30, 2012 as a result of the modification of Mr. Dilworth’s outstanding stock options.

•
On the Release Effective Date, Mr. Dilworth was granted an option to purchase 500,000 shares of common stock at an exercise price of $0.20 per share. Such option has a term of 30 months from the date of grant and will vest and become exercisable at a rate of 62,500 shares per quarter commencing on July 1, 2012. We recognized $64,700 of non-cash stock-based compensation expense during the three and six-month periods ended June 30, 2012 as a result of the issuance of this stock option to Mr. Dilworth.

•
From May 2012 through April 2013, Mr. Dilworth will be paid $27,300 per month. From May 2013 through April 2014, Mr. Dilworth will be paid $13,600 per month. We recognized $54,600 of additional compensation expense as a result of Mr. Dilworth’s salary continuation payments made during the three and six-month periods ended June 30, 2012. Also, we recognized $389,400 of additional compensation expense during the three and six-month periods ended June 30, 2012 that represents the present value of all future salary continuation payments due Mr. Dilworth subsequent to June 30, 2012. We reported $261,800 of these future severance payments as a component of current liabilities at June 30, 2012, with the balance as a component of long-term liabilities.

•
From May 2012 through October 2013, we will pay the premium costs to continue medical coverage for Mr. Dilworth and his spouse under the Employment Retirement Income Security Act of 1974. Such premiums will approximate $3,200 for May 2012 and June 2012, and will approximate $1,300 thereafter. We recognized $6,200 of additional benefits expense as a result of the continuation of Mr. Dilworth’s medical coverage payments during the three and six-month periods ended June 30, 2012. Also, we recognized $19,100 of additional compensation expense during the three and six-month periods ended June 30, 2012 that represents the present value of all future medical premium payments we are obligated to pay on Mr. Dilworth’s behalf subsequent to June 30, 2012. We reported $13,900 of these future medical premium payments as a component of current liabilities at June 30, 2012, with the balance as a component of long-term liabilities.

•	We paid Mr. Dilworth $15,000 as reimbursement for a portion of his legal fees in connection with negotiation of the separation agreement and the release.

Mr. Dilworth’s participation in the Key Employee Severance Plan and the Director Severance Plan was automatically terminated on the Release Effective Date. In addition, the separation agreement contains confidentiality and non-disparagement provisions subject to the terms set forth therein. Pursuant to the terms of the release, Mr. Dilworth provided as of the Release Effective Date a release of claims in connection with his employment and resignation. As a result of the separation agreement, we incurred a one-time aggregate $721,800 additional operating expenses in the three and six-month periods ended June 30, 2012, as summarized above.

The following table sets forth the severance liability we recognized as of June 30, 2012 as a result of our separation agreement with Mr. Dilworth, which is comprised of the present value of the salary continuation payments due Mr. Dilworth and medical premiums to be made of his behalf under such agreement subsequent to June 30, 2012:

Balance Sheet Classification	As of June 30, 2012
Current liability	$275,700
Long term liability	132,800
$408,500

We discounted the aggregate remaining cash salary continuation payments due Mr. Dilworth and the medical payments to be made on his behalf of $457,400 under the terms of the separation agreement using a 14.3% discount factor, with such factor representing our average cost of capital, which we derived by analyzing the costs we incurred in the various private placement transactions we have closed since 2004.

6.  Deferred Rent

As of June 30, 2012 deferred rent was comprised as follows:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$600	$33,800	$34,400
Deferred rent benefit	24,000	96,100	120,100
	$24,600	$129,900	$154,500

Deferred rent expense represents the remaining balance of the aggregate free rent we received from the landlord and escalations that are being recognized over the life of the lease as a component of rent expense. Deferred rent benefit relates to the unamortized portion of the leasehold improvements provided to us by our landlord (i.e., incentives) that we are recognizing on a straight-line basis as a reduction to rent expense over the term of the lease.

We had no deferred rent as of December 31, 2011.

7.  Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2012 and 2011, respectively, by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Classification	2012	2011	2012	2011
Costs of revenue	$4,100	$1,000	$10,400	$2,000
Selling and marketing expense	25,200	4,200	51,600	8,900
General and administrative expense	260,600	14,700	333,700	17,600
Research and development expense	86,200	3,900	169,800	6,100
	$376,100	$23,800	$565,500	$34,600

We estimated the fair value of each stock-based award granted during the three-month and six month periods ended June 30, 2012 and 2011 as of the respective dates of grant, using a binomial model with the assumptions set forth in the following table:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2012	70% - 174%	0.00% - 9.19%	0.25 – 10.0	5 - 15	0.18% - 2.04%	—
2011	180% - 185%	2.00%	7.5 – 10.0	20 - 150	2.82% - 3.24%	—

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

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended June 30, 2012.
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – March 31, 2012	13,983,105	$0.19
Granted	1,410,000	0.18
Exercised	(74,724)	0.06
Forfeited or expired	(1,156,666)	0.21
Outstanding – June 30, 2012	14,161,715	$0.19	6.83	$ 187,700

The following table presents summaries of the status and activity of our stock option awards for the six-month period ended June 30, 2012.
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2011	11,636,694	$0.18
Granted	3,912,500	0.21
Exercised	(130,813)	0.06
Forfeited or expired	(1,256,666)	0.21
Outstanding – June 30, 2012	14,161,715	$0.19	6.83	$ 187,700

The weighted average fair value of options granted during the three and six-month periods ended June 30, 2012 was $0.14 and $0.17, respectively.  Of the options outstanding as of June 30, 2012, 6,388,277 were vested, 7,533,005 were estimated to vest in future periods and 240,433 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally, ratably over a 33-month period commencing in the fourth month after the grant date. We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

As of June 30, 2012, there was approximately $656,400 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation. That cost is expected to be recognized over a weighted-average period of approximately fourteen months.

8.  Revenue

Revenue for the three-month and six-month periods ended June 31, 2012 and 2011 was comprised as follows:

	Three Months Ended June 30,		2012 Over (Under) 2011
Revenue	2012	2011	Dollars	Percent
Software Licenses
Windows	$637,900	$555,400	$82,500	14.9%
UNIX/Linux	226,600	356,200	(129,600)	-36.4%
	864,500	911,600	(47,100)	-5.2%
Software Service Fees
Windows	444,400	398,200	46,200	11.6%
UNIX/Linux	234,900	270,000	(35,100)	-13.0%
	679,300	668,200	11,100	1.7%
Other	27,100	58,700	(31,600)	-53.8%
Total Revenue	$1,570,900	$1,638,500	$(67,600)	-4.1%

	Six Months Ended June 30,		2012 Over (Under) 2011
Revenue	2012	2011	Dollars	Percent
Software Licenses
Windows	$1,270,500	$1,132,200	$138,300	12.2%
UNIX/Linux	490,100	588,400	(98,300)	-16.7%
	1,760,600	1,720,600	40,000	2.3%
Software Service Fees
Windows	869,600	769,700	99,900	13.0%
UNIX/Linux	472,300	546,300	(74,000)	-13.5%
	1,341,900	1,316,000	25,900	2.0%
Other	79,000	64,600	14,400	22.3%
Total Revenue	$3,181,500	$3,101,200	$80,300	2.6%

9.  Cost of Revenue

Cost of revenue for the three-month periods ended June 30, 2012 and 2011 was comprised as follows:

	Three Months Ended June 30,		2012 Over (Under) 2011
	2012	2011	Dollars	Percent
Software service costs	$62,500	$78,800	$(16,300)	-20.7%
Software product costs	69,900	51,700	18,200	35.2%
	$132,400	$130,500	$1,900	1.5%

Cost of revenue for the six-month periods ended June 30, 2012 and 2011 was comprised as follows:

	Six Months Ended June 30,		2012 Over (Under) 2011
	2012	2011	Dollars	Percent
Software service costs	$135,500	$188,900	$(53,400)	-28.3%
Software product costs	135,400	89,100	46,300	52.0%
	$270,900	$278,000	$(7,100)	-2.6%

10.  Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	June 30, 2012	December 31, 2011
Software development costs	$487,700	$487,700
Accumulated amortization	(266,900)	(183,900)
	$220,800	$303,800

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $41,500 and $83,000 during the three and six-month periods ended June 30, 2012, respectively, and $38,800 and $62,000 for the corresponding periods of the prior year, respectively.  We recorded $0 and $17,300 of capitalized software development costs during the three-month periods ended June 30, 2012 and 2011, respectively, and $0 and $201,100 of capitalized software development costs during the six-month periods ended June 30, 2012 and 2011, respectively.  Such costs capitalized during 2011 were incurred in the development of GO-Global Cloud for Windows and GO-Global iPad Client.

11.  Stockholders’ Equity

Stock Repurchase Program

During each of the three-month and six-month periods ended June 30, 2012 and 2011, we did not repurchase any of our common stock under the terms of our Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of June 30, 2012, approximately $782,600 remained available for future purchases under this program. We are not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at our discretion.

12.  Commitments and Contingencies

Effective May 30, 2012, we relocated our corporate headquarters from Santa Cruz, California to Campbell, California. We currently occupy 4,413 square feet of office space in Campbell under a five-year lease that expires June 30, 2017. The following table sets forth the minimum lease payments we will be required to make throughout the remainder of this lease:

Year	Amount
Remainder of 2012	$68,300
2013	140,000
2014	144,300
2015	148,600
2016	153,000
2017	78,400
$732,600

We are currently involved in various legal proceedings pertaining to our intellectual property. In all such proceedings we have retained the services of various outside counsel under contingency fee arrangements that require us to only pay for certain non-contingent costs, such as services for expert consultants and travel, prior to a final verdict or settlement of the respective underlying proceeding. As of August 14, 2012 there have been no material developments in our legal proceedings as described in our 2011 10-K Report.

13.  Supplemental Disclosure of Cash Flow Information

We did not disburse any cash for the payment of interest expense during either of the three or six-month periods ended June 30, 2012 or 2011.

We disbursed $600 and $0 for the payment of income taxes during the three-month periods ended June 30, 2012 and 2011, respectively, and $1,700 and $700 for the payment of income taxes during the six-month periods ended June 30, 2012 and 2011, respectively. All such disbursements were for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs Ltd.

During the six-month period ended June 30, 2012, we capitalized $143,000 of property and equipment for which no cash was disbursed. We recorded $104,100 of such amount to long term liabilities – deferred rent, $24,000 of such amount to current liabilities – deferred rent, and the balance to accounts payable. Also, we reported approximately $1,600 as other assets for which no cash was disbursed. We reported this amount as a component of accounts payable as of June 30, 2012. During the six-month period ended June 30, 2011, we capitalized $1,700 of stock-based compensation expense for which no cash was disbursed, as a component of capitalized software development costs. We did not capitalize any software development costs during the six-month period ended June 30, 2012.

14.  Earnings (Loss) Per Share

Earnings or loss per share is calculated by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share (“Diluted EPS”) is calculated by dividing the net income or loss for the period by the total of the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of such potential shares of common stock would have an anti-dilutive effect. During all periods presented in our Condensed Consolidated Statements of Operations, potentially dilutive securities included shares of common stock potentially issuable upon exercise of stock options. During the three and six-month periods ended June 30, 2012, potentially dilutive securities also included common stock potentially issuable upon exercise of warrants. Diluted EPS excludes the impact of potential issuance of shares of common stock related to our stock options in periods in which the exercise price of the stock option is greater than the average market price of our common stock during such periods.

For the three and six-month periods ended June 30, 2012, 37,636,715 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive. For the three and six-month periods ended June 30, 2011, 8,387,333 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

15.  Segment Information

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

Segment revenue for the three and six-month periods ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2012	2011	2012	2011
Software	$1,570,900	$1,638,500	$3,181,500	$3,101,200
Intellectual Property	—	—	—	—
Consolidated Revenue	$1,570,900	$1,638,500	$3,181,500	$3,101,200

We have completed an extensive review and analysis of our revenue transactions for the six-year period ended June 30, 2012, including our deferred revenue transactions, in order to identify revenue based on the geographical location of our customers. Such revenue for the three and six-month periods ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Country	2012	2011	2012	2011
United States	$556,100	$489,200	$1,313,100	$1,183,000
Germany	210,400	86,400	443,600	130,500
Brazil	182,000	159,100	268,400	287,300
Sweden	138,700	162,000	279,700	312,900
Other Countries	483,700	741,800	876,700	1,187,500
Total	$1,570,900	$1,638,500	$3,181,500	$3,101,200

Segment loss from operations for the three-month periods ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Loss From Operations	2012	2011	2012	2011
Software	$(1,440,000)	$(156,100)	$(2,381,100)	$(366,900)
Intellectual Property	(222,800)	(150,200)	(511,600)	(308,500)
Consolidated Loss From Operations	$(1,662,800)	$(306,300)	$(2,892,700)	$(675,400)

We do not allocate interest and other income, interest and other expense or income tax to our segments.

As of June 30, 2012, segment long-lived assets were as follows:

Long-Lived Assets	Cost Basis	Accumulated Depreciation /Amortization	Net, as Reported
Software	$2,159,800	$(1,555,500)	$604,300
Intellectual Property	2,839,000	(2,839,000)	—
Unallocated	30,800	—	30,800
	$5,029,600	$(4,394,500)	$635,100

We do not allocate certain other long-lived assets, primarily cash deposits, to our segments.

Products and services provided by the software segment include all currently available versions of GO-Global Host, GO-Global Client, including iPad Client, OEM private labeling kits, software developer’s kits, maintenance contracts and product training and support. The intellectual property segment provides licenses to our intellectual property. Our two segments do not engage in cross-segment transactions.

16.  Related Party Transactions

Tamalpais Partners LLC

Steven Ledger, the Chairman of our Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, a business consulting firm. On February 1, 2012, we entered into a consulting agreement with Tamalpais under which Tamalpais will provide us with advisory services focused on capital and business issues, including assistance on raising capital, mergers, acquisitions, business development and investor relations/positioning. We pay Tamalpais $6,000 per month during the term of this agreement, which runs for one year, beginning February 1, 2012. During the three-month period ended June 30, 2012, we paid Tamalpais $18,000 for services rendered, and $30,000 for the six-month period ended June 30, 2012.  We had no amounts due them as of June 30, 2012.

ipCapital Group, Inc.

On October 11, 2011, we engaged ipCapital Group, Inc., an affiliate of John Cronin, who is one of our directors, to provide assistance in the execution of our strategic decision to significantly strengthen, grow, and commercially exploit our intellectual property assets. On January 30, 2012, we entered into a third addendum to our engagement agreement with ipCapital to provide additional services related to identifying and extracting additional new inventions, and to draft new invention disclosures, among other opportunities. We anticipate that costs for these additional services, if performed, will in the aggregate, be between $50,000 and $100,000. Should we choose to utilize all of the services contained within the engagement agreement, as amended, the total amount of all services provided under the engagement agreement, as amended, would, in the aggregate, be $540,000.

During the three and six-month periods ended June 30, 2012, we received an aggregate of $30,000 and $130,000, respectively, of new invention extraction and disclosure drafting services from ipCapital of which we paid $100,000. The unpaid balance of $30,000 was reported in accounts payable as of June 30, 2012. We received no such services from ipCapital due either the three or six-month period ended June 30, 2011.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are developers of remote application access and Web-enabling software for multiple computer operating systems, including Windows, UNIX and several Linux-based variants.  Our immediate focus is on developing application access solutions for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.  We have also made significant investments in intellectual property.  Our operations are conducted and managed in two business segments – “Software” and “Intellectual Property.”

Application access software is sometimes referred to, or categorized, as application publishing, thin-client computing, or server-based computing. It is a software model wherein traditional desktop software applications are relocated to run entirely on a server, or host computer.  This centralized deployment and management of applications reduces the complexity and total costs associated with enterprise computing.  Our software architecture provides application developers with the ability to relocate their desktop applications to a host computer from where they can be quickly accessed by a wide range of computer and display devices over a variety of connections. Applications can be Web-enabled without the need to modify the original Windows, UNIX or Linux application software. Secure private cloud environments can be implemented where the applications and data remain centralized behind a secure firewall and are accessed from remote locations and devices, including mobile devices.

A private cloud refers to a system that is contained entirely within a private network, such as within an enterprise, a department within an enterprise, or hosted on dedicated rented machines. This differs from a public cloud, which refers to a system that is generally externally sited from a particular enterprise and whose resources are accessible over the Internet to anyone willing to purchase such services.

Recent Developments

On August 1, 2012, we announced the release of GO-Global 4.5 for Windows, which provided a wide range of new features and functionality, including: integration of GO-Global Gateway (previously available as a separate product called GO-Global Cloud server) with enhanced application-based load balancing, active directory support, a user sandbox, smart card support, a client keyboard input method editor and simplified installation, among others. We believe that this version will provide enhanced enterprise-class functionality to our end users.

On May 11, 2012, William Swain retired as our Chief Financial Officer and Secretary. We incurred no significant costs associated with Mr. Swain’s retirement.

On April 12, 2012, we entered into a separation agreement (the “Dilworth separation agreement”) and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. For further information regarding this separation agreement and the costs associated therewith, see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

Product Development Initiatives

We believe there is a need for providing a significantly better user-experience when running legacy platforms and applications on modern mobile devices.  An increasingly important component of our product development effort is targeted at new products to deliver legacy applications from legacy platforms to modern mobile platforms such as Google’s Android and Apple’s iOS.  In particular, we are developing products that provide to legacy applications running on mobile platforms a level of usability, quality of experience and user-interface comparable to that of the extremely popular new mobile applications designed specifically for mobile devices.

We believe other attempted solutions to the challenge of using legacy applications and platforms on the relatively small touchscreen devices that now dominate the mobile market are fundamentally unsatisfactory and are generally frustrating to users.  In order for legacy applications to be usable and widely popular on mobile devices we believe significant change is needed in several basic areas of technology, including changes needed to account for the very different context in which mobile devices are used.

While significant technical and commercial challenges remain before we expect to be ready to introduce a new product, we believe GO-Global 4.5 for Windows, into which we have fully intergrated GO-Global Gateway (previously availabe as a separate product called GO-Global Cloud server), newly developed technologies and our proprietary and patented intellectual properties position us to advance in what we believe is an exciting and economically attractive business opportunity.

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

We will decide in our sole discretion how many of these services, whose cost to us will range from $5,000 to $60,000 per service, we request. Should we request ipCapital to perform all of these services, the total cost to us of all the services so provided would, in the aggregate, be $540,000. Since October 11, 2011, and through June 30, 2012, we had requested ipCapital to perform four diverse services at a cumulative-to-date cost of $280,000, of which $250,000 has been paid. The unpaid balance of $30,000 was reported in accounts payable as of June 30, 2012.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. The warrant will vest for 200,000 of these shares in three equal annual installments, with the first installment becoming fully vested on October 11, 2012. The remaining 200,000 shares will fully vest upon the completion to our satisfaction of all services that we have requested ipCapital perform on our behalf under the engagement agreement, prior to the signing of the amendments. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services.

Pursuant to our agreement with ipCapital, several ipScan® and Invention on Demand® sessions (i.e., meetings and discussions between our employees and ipCapital designed to extract patentable inventions) were conducted between September 2011 and March 2012. During these sessions, numerous invention ideas were generated, captured and documented pursuant to ipCapital’s processes. As a result of these sessions, as of August 8, 2012, 76 new patent applications have been filed, of which 69 pertain to our GraphOn technology and 7 pertain to our NES patent portfolio, as discussed below. We expect to file more applications throughout 2012.

Our Software Products

Our primary product offerings can be categorized into product families as follows:

•
GO-Global for Windows: Allows access to Windows-based applications from remote locations and a variety of connections, including the Internet and dial-up connections. The Windows applications run on a central computer server along with GO-Global Windows Host software. This allows the applications to be accessed and run remotely via GO-Global Client software or a Web browser, over many types of data connections, regardless of the bandwidth or operating system. Web-enabling is achieved without modifying the underlying application’s code or requiring costly add-ons.

Included in GO-Global for Windows is GO-Global Gateway (previously available as a separate product called GO-Global Cloud server) that can optionally be deployed in larger environments, including private cloud implementations. GO-Global Gateway provides a high-availability, secure gateway to multiple GO-Global for Windows Hosts. Features include application load balancing and clustering, Microsoft Application Directory support, and centralized management tools, allowing enterprise customers to scale larger and more flexible deployments.

•
GO-Global for UNIX: Allows access to UNIX and Linux-based applications from remote locations and a variety of connections, including the Internet and dial-up connections. The UNIX/Linux applications run on a central computer server along with the GO-Global for UNIX Host software. This allows the applications to be accessed and run remotely via GO-Global Client software or a Web browser without having to modify the application’s code or requiring costly add-ons.

•
GO-Global Client: We offer a range of GO-Global Client software that allows remote application access from a wide variety of local, remote and mobile platforms, including Windows, Linux, UNIX, Apple OS X and iOS, and Android. We plan to continue to develop GO-Global Client software for new portable and mobile devices. We released new GO-Global Client products for the iPad and Android tablets in June 2011 and February 2012, respectively.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance.  We refer to these policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2011 10-K Report and Note 2 to our Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2012 and 2011.

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended June 30, 2012 and 2011 was comprised as follows:

	Three Months Ended June 30,		2012 Over (Under) 2011
Revenue	2012	2011	Dollars	Percent
Software Licenses
Windows	$637,900	$555,400	$82,500	14.9%
UNIX/Linux	226,600	356,200	(129,600)	-36.4%
	864,500	911,600	(47,100)	-5.2%
Software Service Fees
Windows	444,400	398,200	46,200	11.6%
UNIX/Linux	234,900	270,000	(35,100)	-13.0%
	679,300	668,200	11,100	1.7%
Other	27,100	58,700	(31,600)	-53.8%
Total Revenue	$1,570,900	$1,638,500	$(67,600)	-4.1%

Revenue for the six-month periods ended June 30, 2012 and 2011 was comprised as follows:

	Six Months Ended June 30,		2012 Over (Under) 2011
Revenue	2012	2011	Dollars	Percent
Software Licenses
Windows	$1,270,500	$1,132,200	$138,300	12.2%
UNIX/Linux	490,100	588,400	(98,300)	-16.7%
	1,760,600	1,720,600	40,000	2.3%
Software Service Fees
Windows	869,600	769,700	99,900	13.0%
UNIX/Linux	472,300	546,300	(74,000)	-13.5%
	1,341,900	1,316,000	25,900	2.0%
Other	79,000	64,600	14,400	22.3%
Total Revenue	$3,181,500	$3,101,200	$80,300	2.6%

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

Software Licenses

The increase in Windows software licenses revenue for the three and six-month periods ended June 30, 2012, as compared with the same periods of the prior year, was primarily due to the recognition of $58,900 and $199,700, respectively, associated with a transaction we entered into with an end user customer during 2011 that had been previously deferred as all criteria necessary for revenue recognition had not been met. During the six-month period ended June 30, 2012, all criteria necessary for revenue recognition related to this transaction had been met and we began to recognize the previously deferred revenue. We expect to recognize an additional $36,000 from this transaction over the remaining maintenance period (nine months).

During the three-month period ended June 30, 2012, we entered into an additional one-time transaction with the end user customer discussed in the preceding paragraph for which all criteria necessary for revenue recognition was met. As a result of such additional transaction, we recognized $101,500 of Windows software licenses revenue.

Outside of this one end user customer, we experienced aggregate decreases in revenue of $78,900, or 14.2%, and $162,400, or 14.3%, derived from all other Windows customers for the three and six-month periods ended June 30, 2012, as compared with the same periods of the prior year, respectively.

Software licenses revenue from our UNIX/Linux products decreased during the three and six-month periods ended June 30, 2012, as compared with the same periods of the prior year, primarily due to one-time non-stocking orders we received during the same period of the prior year that aggregated $83,600. The customers who placed these orders last year have not made any substantial purchases during the current year.

We expect aggregate software licenses revenue in 2012 to exceed 2011 levels. On August 1, 2012, we announced the release of GO-Global 4.5 for Windows; additionally, we expect to increase our investment in our GO-Global product line, as well as in new product development, and to invest more in sales and marketing efforts. We expect that these initiatives will help us grow our software licenses revenue.

Software Service Fees

The increase in software service fees revenue attributable to our Windows products during the three and six-month periods ended June 30, 2012, as compared with the same periods of the prior year, was primarily the result of the continued growth of the number of Windows maintenance contracts purchased by our end-user customers. Since most of our end-user customers who typically purchase maintenance contracts for their software licenses historically have renewed them upon expiration, to the extent we continue to license an increasing number of our products, we anticipate that revenue recognized from the sale of software service contracts will increase in relative proportion to the increase in our sales of such new software licenses.

The decrease in service fees revenue attributable to our UNIX products for the three and six-month periods ended June 30, 2012, as compared with the same periods of the prior year, was primarily the result of the low level of our UNIX product sales throughout the prior year and through the first six months of the current year and a decrease in maintenance contract renewals. We believe that these decreases reflect the continued economic malaise and the competitive challenges facing the telecommunications industry, particularly in Europe. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2012 will be higher than those for 2011, primarily resulting from increased sales of servicing contracts for our Windows products. This is because we expect product sales, and maintenance contracts, to increase as we increase our investments in both our current products and new product development, and invest more in sales and marketing efforts during the remainder of 2012.

Other

The decrease in other revenue for the three-month period ended June 30, 2012, as compared with the same period of the prior year was primarily due to a decrease in professional services revenue. The increase in other revenue for the six-month period ended June 30, 2012, as compared with the same period of the prior year, was primarily due to an increase in revenue derived from private labeling fees. We typically recognize private labeling fees revenue only when such services are requested by a new stocking reseller; they sign a contract with us, simultaneously place their first stocking order and ultimately, when they sell through their entire first stocking order, we recognize the private labeling fees revenue. Private labeling fees do not comprise a material portion of our revenue streams, and they can vary from period to period.

Intellectual Property Revenue

The amount of revenue we generate from each intellectual property license we grant can vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology. We did not recognize any revenue from intellectual property licenses during either of the three or six-month periods ended June 30, 2012 or 2011.

Our receipt of intellectual property licenses revenue is unpredictable. Due to the high cost of patent litigation, we are not currently planning to initiate any new infringement litigation, or attempting to seek license revenue with respect to any of our patent families that were not involved in our ongoing litigation as of December 31, 2008, but we do plan to protect our existing and future patents, including, under appropriate circumstances, through patent litigation.

Costs of Revenue

Software Costs of Revenue

Software costs of revenue are comprised primarily of software service costs, which represent the costs of customer service, and software product costs, which are primarily comprised of the amortization of capitalized software development costs, and costs associated with licenses for third party software included in our product offerings. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet.

Under accounting principles generally accepted in the United States (GAAP), development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the products. During the three and six-month periods ended June 30, 2011, we capitalized $17,300 and $201,100, respectively, of software development costs. We did not capitalize any software development costs during either the three or six-month period ended June 30, 2012.

Amortization of capitalized software development costs was $41,500 and $38,800 during the three-month periods ended June 30, 2012 and 2011, respectively, and $83,000 and $62,000 during the six-month periods ended June 30, 2012 and 2011, respectively.

Software cost of revenue was 8.4% and 8.0% of total revenue for the three months ended June 30, 2012 and 2011, respectively, and 8.5% and 9.0% of total revenue for the six months ended June 30, 2012 and 2011, respectively.

Software cost of revenue for the three-month periods ended June 30, 2012 and 2011 was as follows:

			2012 Over (Under) 2011
Description	2012	2011	Dollars	Percent
Software service costs	$62,500	$78,800	$(16,300)	-20.7%
Software product costs	69,900	51,700	18,200	35.2%
	$132,400	$130,500	$1,900	1.5%

Software cost of revenue for the six-month periods ended June 30, 2012 and 2011 was as follows:

			2012 Over (Under) 2011
Description	2012	2011	Dollars	Percent
Software service costs	$135,500	$188,900	$(53,400)	-28.3%
Software product costs	135,400	89,100	46,300	52.0%
	$270,900	$278,000	$(7,100)	-2.6%

Software service costs decreased during the three and six-month periods ended June 30, 2012, as compared with the same periods of the prior year, primarily as a result of the termination of a customer service employee during 2011, as well as the redeployment of a few customer service employees into other development functions. We expect software service costs to remain lower during the remainder of 2012, as compared with the similar period of the prior year, as a result of these factors.

Software service costs include non-cash stock-based compensation. Such costs were, in the aggregate, approximately $4,100 and $1,000 for the three-month periods ended June 30, 2012 and 2011, respectively, and $10,400 and $2,000 for the six-month periods ended June 30, 2012 and 2011, respectively. The increases in non-cash stock-based compensation costs resulted from expenses associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, and (b) under the terms of our stock option exchange program that closed on October 12, 2011.

The increase in software product costs for the three and six-month periods ended June 30, 2012, as compared with the same periods of the prior year, was primarily the result of recognizing amortization of capitalized software development costs and increased costs associated with certain licenses for third party software included in GO-Global Windows Host 4.

We expect that software costs of revenue for 2012 will exceed 2011 levels as cost savings from reducing the number of employees performing customer service activities will be offset by increased amortization of capitalized software development costs and increased costs resulting from licensing third party software.

Intellectual Property Cost of Revenue

We did not incur any contingent legal fees during either of the three or six-month periods ended June 30, 2012 or 2011, as we did not enter into any intellectual property licenses during these periods.

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

Selling and marketing expenses for the three-month period ended June 30, 2012 increased by $62,000, or 11.4%, to $604,800, from $542,800 for the same period of 2011, which represented approximately 38.5% and 33.1% of revenue during these periods, respectively.  For the six-month period ended June 30, 2012, selling and marketing expenses increased by $109,900, or 10.3%, to $1,179,300, from $1,069,400 for the same period of 2011, which represented approximately 37.1% and 34.5% of revenue during these periods, respectively.

The increase in selling and marketing expenses during both the three and six-month periods ended June 30, 2012, as compared with the same periods of the prior year was mainly due to increased commissions and bonuses, each of which were based on sales recorded during the respective period, and increased non-cash stock-based compensation costs.

Selling and marketing employee costs included non-cash stock-based compensation costs aggregating approximately $25,200 and $4,200 for the three-month periods ended June 30, 2012 and 2011, respectively, and $51,600 and $8,900 for the six-month periods ended June 30, 2012 and 2011, respectively. The increase in these costs resulted from such expense associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, and (b) under the terms of our stock option exchange program that closed on October 12, 2011.

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

General and administrative expenses increased by $881,300 or 135.5%, to $1,531,700, for the three-month period ended June 30, 2012, from $650,400 for the same period of 2011, which represented approximately 97.5% and 39.7% of revenue during these periods, respectively.  For the six-month period ended June 30, 2012, general and administrative expense increased by $1,255,500, or 93.0%, to $2,606,100 from $1,350,600 for the same period of 2011, which represented approximately 81.9% and 43.6% of revenue during these periods, respectively.

The increase in general and administrative expense for both the three and six-month periods ended June 30, 2012, as compared with the same periods of the prior year was primarily due to one-time costs, which aggregated $721,800, associated with the separation agreement we entered into with our former Chief Executive Officer, Robert Dilworth, in April 2012. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for details. Other costs we incurred in connection with the separation agreement included one-time legal fees of approximately $227,000.

Included in general and administrative employee costs was non-cash stock-based compensation expense, net of such costs incurred in connection with the separation agreement we entered into with our former Chief Executive Officer, which totaled $23,100 and $14,700 for the three-month periods ended June 30, 2012 and 2011, respectively, and $96,200 and $17,600 for the six-month periods ended June 30, 2012 and 2011, respectively. The increases in non-cash stock-based compensation costs resulted from such expense associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, and (b) under the terms of our stock option exchange program that closed on October 12, 2011.

We expect that general and administrative expense for 2012 will exceed 2011 levels, primarily as a result of the one-time costs incurred in connection with the separation agreement we entered into with our former Chief Executive Officer, Robert Dilworth and the legal fees incurred related thereto. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Dilworth separation agreement.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $343,700, or 55.3%, to $964,800, for the three-month period ended June 30, 2012, from $621,100 for the same period of 2011, which represented approximately 61.4% and 37.9% of revenue for these periods, respectively. For the six-month period ended June 30, 2012, research and development expenses increased by $939,300, or 87.1%, to $2,017,900 from $1,078,600 for the same period of 2011, which represented 63.4% and 34.8% of revenue during these periods, respectively.

The majority of the increase in research and development expense for both the three and six-month periods ended June 30, 2012, as compared with the same periods of the prior year, was related to the staffing of our new products development team in Campbell, California. Such costs were primarily comprised of employee costs associated with five new employees hired as the first members of the new products development team, recruiting fees, rent, and supplies.

Included in research and development employee costs was non-cash stock-based compensation expense totaling $86,200 and $3,900 for the three-month periods ended June 30, 2012 and 2011, respectively, and $169,800 and $6,100 for the six-month periods ended June 30, 2012 and 2011, respectively. The increases in non-cash stock-based compensation costs resulted from such expense associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, and (b) under the terms of our stock option exchange program that closed on October 12, 2011. Also included in the increases was the non-cash stock-based compensation expense resulting from options issued to the five new employees hired during 2012.

During the three and six-month periods ended June 30, 2011 we capitalized $17,300 and $201,100 of software development costs associated with the development of GO-Global Cloud for Windows, which, had they not met the criteria for capitalization, would have otherwise been expensed. We did not capitalize any software development costs during either the three or six-month periods ended June 30, 2012 as no such research and development costs met the criteria for capitalization.

We expect 2012 research and development expenses to be significantly higher than those for 2011. The main driver of the increased costs will be the costs associated with our new products development team, which will be primarily comprised of employee costs, recruitment fees, rent and supplies for the team.

Segment Loss From Operations

Segment loss from operations for the three and six-month periods ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Loss From Operations	2012	2011	2012	2011
Software	$(1,440,000)	$(156,100)	$(2,381,100)	$(366,900)
Intellectual Property	(222,800)	(150,200)	(511,600)	(308,500)
Consolidated Loss From Operations	$(1,662,800)	$(306,300)	$(2,892,700)	$(675,400)

We do not allocate interest and other income, interest and other expense or income tax to our segments.

The increase in the operating loss we incurred from our software segment for the three and six-month periods ended June 30, 2012, as compared with the same periods of the prior year, was primarily due to costs associated with the separation agreement we entered into with our former Chief Executive Officer, Robert Dilworth, and costs associated with the Campbell, California research and development facility opened during 2012.

The increased operating loss we experienced from our intellectual property segment for the three and six-month periods ended June 30, 2012, as compared with the same periods of the prior year was reflective of the intellectual property work being performed for us by ipCapital Group.

The operating results from our intellectual property segment can vary significantly for any given reporting period based on the amount of revenue being generated by the intellectual property licenses entered into during such period. The amount of revenue generated by intellectual property licenses can also vary significantly from licensee to licensee depending upon the estimated amount of revenue generated by the respective licensee’s prior use of our proprietary technology. No intellectual property licenses were entered into during the three and six-month periods ended June 30, 2012 and 2011.

Other Income - Change in Fair Value of Warrants Liability

During the three and six-month periods ended June 30, 2012, we reported non-cash benefits related to the change in fair value of our Warrants Liability of $666,500 and $607,900, respectively. Such changes resulted from a decrease in the market value of our common stock as no warrants were exercised during either period. We did not have any outstanding warrants during the six-month period ended June 30, 2011. For further information regarding this warrants liability, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

As a result of the foregoing items, we reported net losses of $996,200 and $306,200 for the three-month periods ended June 30, 2012 and 2011, respectively, and $2,283,300 and $675,900 for the six-month periods ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

We are aggressively looking at ways to improve our revenue stream through the development, marketing and sale of new products. Due to our expected investments in new products, which will primarily be comprised of the costs associated with our new products development team, our intellectual property strategy, and the future cash payments related to the Dilworth separation agreement, we expect our cash flow from operations to decrease. Based on our cash on hand as of June 30, 2012, and the anticipation of increased revenue, we believe that we will have sufficient resources to support our operational plans for the next twelve months.

During 2012 we expect to prioritize the investment of our resources into the development of new products, with such development to be led by our new products development team, which is based in our new office in Campbell, California. Further, we expect that certain of these investments will ultimately be capitalized as software development costs. We also expect to continue to invest resources into the development of our intellectual property portfolio, with ipCapital Group’s consulting work for us being central to such efforts.

During the six-month periods ended June 30, 2012 and 2011, our reported net losses of $2,283,300 and $675,900, respectively, included six significant non-cash items: depreciation and amortization of $124,500 and $132,500, respectively, which were primarily related to amortization of capitalized software development costs and depreciation of fixed assets, stock-based compensation expense of $565,500 and $34,600, respectively, $607,900 and $0 to other income related to the change in fair value recorded for the Warrants Liability, $408,500 and $0 charged to general and administrative expense related to the change in severance liability, $14,500 and $0 charged to general and administrative expense related to the accretion of compensation expense derived from warrants issued to ipCapital Group as part of the compensation for their services, and changes in deferred rent credit of $26,400 and $0. Of the $565,500 of stock-based compensation expense we recognized during the six-month period ended June 30, 2012 was a one-time charge of $237,500 related to the options modified and issued as part of the separation agreement we entered into with Robert Dilworth, our former Chief Executive Officer. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for further details.

During the six-month period ended June 30, 2011, we capitalized $199,400 of cash expended in the development of GO-Global Cloud for Windows. We expect to continue making investments in our products during the second half of 2012, with a focus on new product development. We expect that certain of these investments will ultimately be capitalized as software development costs. During the six-month periods ended June 30, 2012 and 2011, we invested approximately $238,700 and $14,300 of cash, respectively, into fixed assets. Such expenditures made during the six-month period ended June 30, 2012 were primarily incurred in connection with the opening of our office in Campbell, California and equipping our new products development team located therein.

Our financing activities for the six-month period ended June 30, 2012, were comprised of proceeds received from the exercise of employee stock options.

Cash

As of June 30, 2012, our cash balance was $5,555,600, as compared with $7,237,500 as of December 31, 2011, a decrease of $1,681,900, or 23.2%. The decrease primarily resulted from the cash costs associated with the separation agreement we entered into with Robert Dilworth, our former Chief executive Officer, and the opening of our office in Campbell, California, including the costs of the new employees hired into such office.

Accounts Receivable, net

At June 30, 2012 and December 31, 2011, we reported accounts receivable, net, of $842,300 and $732,100, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $37,900 and $25,000 at June 30, 2012 and December 31, 2011, respectively.  The increase in accounts receivable, net, was mainly due to a $123,400 order placed by one of our stocking resellers during June 2012, which was not paid as of June 30, 2012. No such receivable for this customer was outstanding as of December 31, 2011. Generally, we collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of June 30, 2012, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three and six-month periods ended June 30, 2012 and 2011, no repurchases were made. As of June 30, 2012, $782,600 remains available for stock purchases under this program.

Working Capital

As of June 30, 2012, we had current assets of $6,543,900 and current liabilities of $4,169,600, which netted to working capital of $2,374,300. Included in current liabilities was the current portion of deferred revenue of $3,149,800.

Segment Long-Lived Assets

As of June 30, 2012 and December 31, 2011, long-lived assets by segment were as follows:

	June 30, 2012	December 31, 2011
Software Segment	$2,159,800	$1,824,000
Accumulated depreciation/amortization	(1,555,500)	(1,476,300)
	604,300	347,700
Intellectual Property Segment	2,839,000	2,839,000
Accumulated depreciation/amortization	(2,839,000)	(2,839,000)
	—	—
Unallocated	30,800	39,400
Total Long-Lived, net	$635,100	$387,100

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, and the items discussed in the next paragraph, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

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

In the quarter ended March 31, 2012, we entered into a consulting agreement with an independent public accounting firm to provide additional technical resources upon demand and will be developing policies and procedures to identify how best to utilize such resources. We have developed and implemented such policies and procedures during the second quarter of 2012. In addition, we have hired an additional temporary seasonal accountant to assist in our quarterly close. Management has concluded, based on the additional accounting resources that as of June 30, 2012, the material weakness had been remediated.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for our engagement of an independent public accounting firm to provide additional technical resources and a temporary seasonal accountant.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 12 in Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on April 16, 2012, except that the following risk factors are being added.

Our stock is thinly traded and its price has been historically volatile.

Our common stock is quoted on the OTC Bulletin Board and is thinly traded. As such, holders of our stock are subject to a high risk of illiquidity.  For example, you may not be able to sell as many shares at the price you would like, or you may not be able to purchase as many shares at the price you would like, due to the low average daily trading volume of our stock. Additionally, the market price of our stock has historically been volatile; it has fluctuated significantly to date. The trading price of our stock is likely to continue to be highly volatile and subject to wide fluctuations. Stock markets in general have experienced substantial volatility in recent years that has often been unrelated to the operating performance of individual companies. Our stock price volatility is attributable, in part, to our very low average daily trading volumes. Broad market fluctuations may also adversely affect the trading price of our common stock.  Your investment in our stock could lose some of or all of its value.

Future sales of our common stock could adversely affect its price and our future capital-raising activities, and could involve the issuance of additional equity securities, which would dilute current shareholder investments in our common stock and could result in lowering the trading price of our common stock.

We may sell securities in the public or private equity markets if and when conditions are favorable.  Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital.  We may issue additional common stock in future financing transactions or as incentive compensation for our management team and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, we may enter into financing transactions and issue securities with rights and preferences senior to the rights and preferences of our common stock, and we may issue securities at prices that represent a substantial discount to the market price of our common stock.  A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

We have a significant number of outstanding warrants and options, and future sales of these shares could adversely affect the market price of our common stock.

As of June 30, 2012 and December 31, 2011, we had outstanding warrants for an aggregate of 23,475,000 shares of common stock at a weighted average exercise price of $0.25 per share.  As of June 30, 2012 and December 31, 2011, we had outstanding options exercisable for an aggregate of 14,161,715 and 11,636,690 shares of common stock, respectively, at weighted average exercise prices of $0.19 and $0.18 per share, respectively.  The holders may sell these shares exercisable under warrants or options in the public markets from time to time. In addition, as our stock price rises, more outstanding warrants and options will be “in-the-money” and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Our common stock is quoted on the FINRA OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted under the symbol “GOJO” on the FINRA OTC Bulletin Board market (“OTC Bulletin Board”) operated by FINRA (Financial Industry Regulatory Authority).  The OTC Bulletin Board is not a “national securities exchange,” nor does it have any listing standards to which we are bound, and in general is a significantly more limited market than the markets operated by the New York Stock Exchange and NASDAQ.  The quotation of our shares on the OTC Bulletin Board could result in a less liquid market being available for existing and potential stockholders to trade shares of our common stock, which could depress the trading price of our common stock and have long-term adverse impact on our ability to raise capital in the future. Because of the limited trading market for our common stock, and because of the significant price volatility, investors may not be able to sell their shares of common stock when they want to do so.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

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

 FINRA’s sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Provisions in our amended and restated certificate of incorporation and second amended and restated bylaws and applicable Delaware law may prevent or discourage third parties or our stockholders from attempting to replace our management or influencing significant decisions.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change in control of our company or our management, even if doing so would be beneficial to our stockholders.  These provisions include authorizing our board of directors to issue preferred stock without stockholder approval and limiting the persons who may call special meetings of stockholders and providing that stockholders cannot take action by written consent in lieu of a meeting.  As a Delaware corporation, we are also subject to section 203 of the Delaware General Corporation Law (“DGCL”), which among other things, and subject to various exceptions, restricts against certain business transactions between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock (“an interested stockholder”) for a period of three years from the date the stockholder becomes an interested stockholder unless our board of directors approved the holder’s acquisition of our stock in advance.  Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. No shares were repurchased under the stock repurchase program during the three-month period ended June 30, 2012.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Separation Agreement, dated April 12, 2012, between Registrant and Robert Dilworth (1)
10.2	Release, dated April 12, 2012, between Registrant and Robert Dilworth (1)
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
101
The following financial information from GraphOn Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with Commission on May 21, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation
(Registrant)

Date:	August 14, 2012		Date:	August 14, 2012

By:	/s/ Eldad Eilam		By:	/s/ Robert Dixon
	Eldad Eilam			Robert Dixon
	Interim Chief Executive Officer			Interim Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer and
Principal Accounting Officer)