Form 10-Q/A
period 2012-06-30
GRAPHON CORP/DE
filed 2012-08-22
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item I of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 described above. This Amendment No. 1 does not reflect subsequent events occurring after the orginal filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Separation Agreement, dated April 12, 2012, between Registrant and Robert Dilworth *
10.2	Release, dated April 12, 2012, between registrant and Robert Dilworth *
31.1	Rule 13a-14(a)/15d-14(a) Certifications *
32.1	Section 1350 Certifications *
101
The following financial information from GraphOn Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Notes to Unaudited Condensed Consolidated Financial Statements. **

* Filed with the 10-Q.
** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation
(Registrant)

Date:	August 22, 2012

By:	/s/ Robert Dixon
Robert Dixon
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)