Form 10-Q
period 2012-09-30
GRAPHON CORP/DE
filed 2012-11-14
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended September 30, 2012

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
 Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 7, 2012, there were issued and outstanding 86,418,602 shares of the registrant’s common stock, par value $0.0001.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	September 30, 2012	December 31, 2011
Current Assets:
Cash	$4,874,400	$7,237,500
Restricted cash	198,300	—
Accounts receivable, net	779,900	732,100
Prepaid expenses	120,200	151,900
Total Current Assets	5,972,800	8,121,500

Property and equipment, net	376,500	43,900
Capitalized software development costs, net	179,200	303,800
Other assets	46,900	39,400
Total Assets	$6,575,400	$8,508,600

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,051,600	$758,700
Deferred revenue	3,062,000	2,878,500
Severance liability	244,500	—
Deferred rent	46,000	—
Total Current Liabilities	4,404,100	3,637,200

Warrants liability	6,167,100	3,696,600
Deferred revenue	586,700	457,200
Severance liability	92,300	—
Deferred rent	114,100	—
Total Liabilities	11,364,300	7,791,000

Commitments and contingencies

Stockholders' Equity (Deficit):
Common stock, $0.0001 par value, 195,000,000 shares authorized, 86,418,602 and 81,886,926 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	8,600	8,200
Additional paid-in capital	62,201,600	61,398,600
Accumulated deficit	(66,999,100)	(60,689,200)
Total Stockholders' Equity (Deficit)	(4,788,900)	717,600
Total Liabilities and Stockholders' Equity (Deficit)	$6,575,400	$8,508,600

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,734,100	$1,717,500	$4,915,600	$4,818,700
Costs of revenue	160,700	101,500	431,600	379,500
Gross profit	1,573,400	1,616,000	4,484,000	4,439,200

Operating expenses:
Selling and marketing	602,100	576,900	1,781,400	1,646,300
General and administrative	677,500	788,700	3,162,300	2,032,500
Research and development	948,600	628,500	2,966,500	1,707,100
Total operating expenses	2,228,200	1,994,100	7,910,200	5,385,900

Loss from operations	(654,800)	(378,100)	(3,426,200)	(946,700)

Other expense - change in fair value of warrants liability	(3,025,700)	(826,500)	(2,417,800)	(826,500)
Other income, net	1,600	—	5,100	300
Loss from continuing operations before provision for income tax	(3,678,900)	(1,204,600)	(5,838,900)	(1,772,900)
Provision for income tax	600	700	2,600	1,500
Loss from continuing operations	(3,679,500)	(1,205,300)	(5,841,500)	(1,774,400)
Loss from discontinued operations, net of taxes	(347,100)	—	(468,400)	(106,800)
Net loss	$(4,026,600)	$(1,205,300)	$(6,309,900)	$(1,881,200)
Loss per share: Continuing operations – basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.04)
Discontinued operations – basic and diluted	(0.01)	—	(0.01)	—
Loss per share – basic and diluted	$(0.05)	$(0.02)	$(0.08)	$(0.04)
Average weighted common shares outstanding – basic and diluted	82,255,955	56,168,582	82,044,581	49,430,160

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(6,309,900)	$(1,881,200)
Loss from discontinued operations	468,400	106,800
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	191,700	183,700
Stock-based compensation expense	759,000	71,400
Change in fair value of derivative instruments - warrants	2,417,800	826,500
Accretion of warrants liability for consulting services	52,700	—
Revenue deferred to future periods	3,832,300	3,161,700
Recognition of deferred revenue	(3,519,300)	(2,878,800)
Changes in severance liability	336,800	—
Changes in deferred rent	32,000	—

Changes to allowance for doubtful accounts	5,200	(6,000)
Loss on disposal of fixed assets	600	—
Changes in operating assets and liabilities:
Accounts receivable	(53,000)	266,900
Prepaid expenses	31,700	(13,900)
Accounts payable and accrued expenses	56,600	115,500
Other long term assets	(7,500)	2,500
Net Cash Used In Continuing Operations	(1,704,900)	(44,900)
Net Cash Used in Discontinued Operations	(432,800)	(103,000)
Net Cash Used in Operating Activities	(2,137,700)	(147,900)

Cash Flows Used In Investing Activities:
Capital expenditures	(269,800)	(19,000)
Capitalized software development costs	—	(208,200)
Net Cash Used In Investing Activities from Continuing Operations	(269,800)	(227,200)
Net Cash Used In Investing Activities from Discontinued Operations	—	—
Net Cash Used In Investing Activities	(269,800)	(227,200)

Cash Flows Provided By Financing Activities:
Proceeds from private placement of common stock and warrants, net of issuance costs	—	6,331,600
Increase in payables related to restricted cash	198,300	—
Proceeds from restricted cash transaction	(198,300)	—
Proceeds from exercise of employee stock options	44,400	—
Net Cash Provided By Financing Activities from Continuing Operations	44,400	6,331,600
Net Cash Provided By Financing Activities from Discontinued Operations	—	—
Net Cash Provided By Financing Activities	44,400	6,331,600

Net Increase (Decrease) in Cash	(2,363,100)	5,956,500
Cash - Beginning of Period	7,237,500	1,891,000
Cash - End of Period	$4,874,400	$7,847,500

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

During September 2012, we reached settlement and licensing agreements that effectively ended all of our then on-going intellectual property litigation.  Having been approached by the respective counter-parties to each of our lawsuits, and in consultation with our board of directors, we determined that it was in our best long-term strategic interests to settle each lawsuit in order to move forward and shift our focus to our software products, including our new product initiatives.  As a result of such determination, we paid $311,000 in aggregate settlement fees during the three-month period ended September 30, 2012.  We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations.  Accordingly for all periods presented the results of operations and cash flows related to our former intellectual property segment has been segregated and reported as “Discontinued Operations”.  See Notes 12 and 17 to our Notes to Unaudited Condensed Consolidated Financial Statements.

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

•	The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer’s purchase order, and
•	Collectability is probable. If collectability is not considered probable, revenue is recognized when the fee is collected.

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

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During the three and nine-month periods ended September 30, 2012, we recorded $0 and $721,800 of severance expense, respectively, including stock compensation expense, of which an aggregate of $336,800 is reflected as a severance liability, at September 30, 2012. Such liability was recorded as a result of a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. No such liability was recorded during either of the three or nine-month periods ended September 30, 2011.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or nine-month periods ended September 30, 2012 or 2011.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable.  We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable.  The following table sets forth the details of the Allowance for Doubtful Accounts for the three and nine-month periods ended September 30, 2012 and 2011:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
Three Months Ended September 30,
2012	$37,900	$—	$—	$(7,700)	$30,200
2011	28,400	—	—	(1,600)	26,800
Nine Months Ended September 30,
2012	$25,000	$—	$—	$5,200	$30,200
2011	32,800	—	—	(6,000)	26,800

Concentration of Credit Risk

For the three-month period ended September 30, 2012, we had three customers who accounted for approximately 10.1%, 8.7%, and 7.9%, respectively, of sales during such period. As of September 30, 2012, the accounts receivable balances attributable to these customers represented approximately 19.9%, 1.2%, and 15.7%, respectively, of reported net accounts receivable.

For the three-month period ended September 30, 2011, we had three customers who accounted for approximately 18.9%, 8.4%, and 7.7%, respectively, of sales during such period. As of September 30, 2011, the accounts receivable balances attributable to these customers represented approximately 0.0%, 6.7%, and 21.2%, respectively, of reported net accounts receivable.

For the nine-month period ended September 30, 2012, we had three customers who accounted for approximately 10.5%, 9.4%, and 8.1%, respectively, of sales during such period. As of September 30, 2012, the accounts receivable balances attributable to these customers represented approximately 0.0%, 0.1%, and 19.9%, respectively, of reported net accounts receivable.

For the nine-month period ended September 30, 2011, we had three customers who accounted for approximately 9.0%, 8.7%, and 6.6%, respectively, of sales during such period. As of September 30, 2011, the accounts receivable balances attributable to these customers represented approximately 0.0%, 21.2%, and 17.5%, respectively, of reported net accounts receivable.

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

As of September 30, 2012, all of our $6,167,100 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 4).

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). The adoption of ASU 2011-05 did not impact the Unaudited Condensed Consolidated Financial Statements for the three or nine-month periods ended September 30, 2012 or 2011 as comprehensive loss was the same as net loss.

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

Restricted Cash

Restricted cash, received by us relates to payroll related taxes that was paid by certain employees, who filed a section 83(b) election in regard to a stock award granted to them by us, which will be remitted by us to the appropriate taxing authorities on their behalf.

3.	Property and Equipment

Property and equipment was:

	September 30, 2012	December 31, 2011
Equipment	$1,163,400	$1,077,200
Furniture	380,200	236,000
Leasehold improvements	147,500	23,000
	1,691,100	1,336,200
Less: accumulated depreciation and amortization	1,314,600	1,292,300
	$376,500	$43,900

Aggregate property and equipment depreciation and amortization expense was $25,900 during the three-month period ended September 30, 2012 and $67,100 during the nine-month period ended September 30, 2012. During the nine-month period ended September 30, 2012, we capitalized the following costs: equipment; $86,200, furniture; $167,000 and leasehold improvements; $147,500.  Also during the period we disposed of assets that had a cost value of $45,800.

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

We used a binomial pricing model to determine the fair value of our warrants as of September 30, 2012, the balance sheet date, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	193%	—	3.917	10	0.47%	—
ipCapital	199%	—	4.042	10	0.47%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2012:

Warrants liability – December 31, 2011 fair value	$3,696,600
Change in fair value of warrant liability recorded in other income	2,417,800
Accretion of warrant liability recorded in general and administrative expense	52,700
Warrants liability – September 30, 2012 fair value	$6,167,100

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

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2011:

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

On April 12, 2012, we entered into a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. Subject to the terms of the separation agreement, effective April 20, 2012 (the “Release Effective Date”) we paid or provided Mr. Dilworth the following:

•
On the Release Effective Date, Mr. Dilworth’s outstanding unvested options became fully vested and exercisable, and his outstanding vested options were modified to extend the exercise period. All options will remain exercisable until the earlier of (i) the expiration dates of each of such options or (ii) the date that is 30 months after the Release Effective Date. The number of shares of common stock issuable upon exercise of such outstanding options is 2,000,000. We recognized $172,800 of non-cash stock-based compensation expense during the nine-month period ended September 30, 2012, as a result of the modification of Mr. Dilworth’s outstanding stock options.  No expense was recognized during the three- month period ended September 30, 2012 as a result of the modifications.

•
On the Release Effective Date, Mr. Dilworth was granted an option to purchase 500,000 shares of common stock at an exercise price of $0.20 per share. Such option has a term of 30 months from the date of grant and will vest and become exercisable at a rate of 62,500 shares per quarter commencing on July 1, 2012. We recognized $64,700 of non-cash stock-based compensation expense during the nine-month period ended September 30, 2012 as a result of the issuance of this stock option to Mr. Dilworth.  No expense was recognized during the three-month period ended September 30, 2012 as a result of the issuance.

•
From May 2012 through April 2013, Mr. Dilworth will be paid $27,300 per month. From May 2013 through April 2014, Mr. Dilworth will be paid $13,600 per month.  During the three-month period ended June 30, 2012, we recognized $433,700 compensation expense related to Mr. Dilworth’s separation agreement, which we recorded as a liability.  Such amount represented the present value of the future salary and medical insurance (discussed below) continuation payments due Mr. Dilworth under the terms of the separation agreement.  During the three and nine-month periods ended September 30, 2012, we made salary continuation payments aggregating $81,800 and $136,300 respectively, to Mr. Dilworth.  As of September 30, 2012, the aggregate present value of the remaining future salary and medical insurance coverage continuation payments was $336,800, of which $244,500 was reported as a current liability with the balance as a component of long-term liabilities.  All interest expense associated with the salary and medical insurance continuation payments made are charged to general and administrative expenses as incurred.    During the three and nine-month periods ended September 30, 2012, we incurred interest charges of $13,400 and $23,600 respectively.

•
From May 2012 through October 2013, we will pay the premium costs to continue medical coverage for Mr. Dilworth and his spouse under the Employment Retirement Income Security Act of 1974. Such premiums aggregated $5,800 for May 2012 and June 2012, and will approximate $1,300 per month thereafter. During the three and nine-month periods ended September 30, 2012 we made medical insurance coverage continuation payments of $4,000 and $10,400, respectively.  During the three and nine-month periods ended September 30, 2012, we incurred interest charges of $700 and $1,300, respectively.

•	We paid Mr. Dilworth $15,000 as reimbursement for a portion of his legal fees in connection with negotiation of the separation agreement and the release.

Mr. Dilworth’s participation in the Key Employee Severance Plan and the Director Severance Plan was automatically terminated on the Release Effective Date. In addition, the separation agreement contains confidentiality and non-disparagement provisions subject to the terms set forth therein. Pursuant to the terms of the release, Mr. Dilworth provided as of the Release Effective Date a release of claims in connection with his employment and resignation. As a result of the separation agreement, we recognized an aggregate $721,800 of additional operating expenses in the three months ended June 30, 2012 and the nine-month periods ended September 30, 2012, as summarized above.

We estimated the fair value of each stock-based award granted during the three-month and nine month periods ended September 30, 2012 and 2011 as of the respective dates of grant, using a binomial model with the assumptions set forth in the following table:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2012	70% - 174%	0.00% - 9.63%	0.25 – 10.0	5 - 15	0.08% - 2.04%	—
2011	180% - 185%	2.00% - 5.00%	7.5 – 10.0	15 - 20	2.41% - 3.24%	—

Expected volatility is based on the historical volatility of our common stock over the expected option term period ended on the last business day of each respective quarterly reporting period. The estimated annualized forfeiture rate was based on an analysis of historical data and considered the impact of events such as work force reductions we carried out in previous years. The expected term of our stock-based awards was based on historical award holder exercise patterns and considered the market performance of our common stock and other items. The estimated exercise factor was based on an analysis of historical data; historical exercise patterns; and a comparison of historical and current share prices. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to our expected term on our stock-based awards. We do not anticipate paying dividends on our common stock for the foreseeable future.

We discounted the initial aggregate remaining cash salary continuation payments due Mr. Dilworth and medical premiums to be paid on his behalf of $458,600 under the terms of the separation agreement using a 14.3% discount factor, with such factor representing our average cost of capital, which we derived by analyzing the costs we incurred in the various private placement transactions we have closed since 2004.

The following table summarizes the salary continuation and medical coverage payments during the three and nine-month periods ended September 30, 2012.

Three Months Ended September 30,	Compensation	Medical Coverage	Total
Balance at June 30, 2012	$389,400	$19,100	$408,500
Accrued interest	13,400	700	14,100
Payments	(81,800)	4,000	(85,800)
Balance at September 30, 2012	$321,000	$15,800	$336,800

Nine Months Ended September 30,	Compensation	Medical Coverage	Total
Balance at April 12, 2012	$433,700	$24,900	$458,600
Accrued interest	23,600	1,300	24,900
Payments	(136,300)	(10,400)	(146,700)
Balance at September 30, 2012	$321,000	$15,800	$336,800

6.	Deferred Rent

As of September 30, 2012 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$1,700	$24,000	$25,700
Deferred rent benefit	44,300	90,100	134,400
	$46,000	$114,100	$160,100

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

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2012 and 2011, respectively, by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Classification	2012	2011	2012	2011
Costs of revenue	$6,700	$300	$17,100	$2,300
Selling and marketing expense	33,200	(6,200)	84,800	2,700
General and administrative expense	71,000	28,700	404,700	46,300
Research and development expense	82,600	14,000	252,400	20,100
	$193,500	$36,800	$759,000	$71,400

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended September 30, 2012.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – June 30, 2012	14,161,715	$0.19
Granted	700,000	0.15
Exercised	(436,363)	0.08
Forfeited or expired	(902,991)	0.19
Outstanding – September 30, 2012	13,522,361	$0.19	7.31	$1,472,800

The following table presents summaries of the status and activity of our stock option awards for the nine-month period ended September 30, 2012.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2011	11,636,694	$0.18
Granted	4,612,500	0.20
Exercised	(567,176)	0.08
Forfeited or expired	(2,159,657)	0.20
Outstanding – September 30, 2012	13,522,361	$0.19	7.31	$1,472,800

The weighted average fair value of options granted during the three and nine-month periods ended September 30, 2012 was $0.13 and $0.16, respectively.  Of the options outstanding as of September 30, 2012, 5,975,242 were vested, 7,309,111 were estimated to vest in future periods and 238,008 were estimated to be forfeited prior to their vesting.

All options are exercisable immediately upon grant. Options vest, generally, ratably over a 33-month period commencing in the fourth month after the grant date. We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

The following table presents summaries of the status and activity of our restricted stock awards for the three and nine-month periods ended September 30, 2012.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Outstanding – December 31, 2011 and June 30, 2012	—	$—
Awarded	3,964,500	0.18
Released	—	—
Forfeited	—	—
Outstanding – September 30, 2012	3,964,500	$0.18	2.87	$693,800

As of September 30, 2012, there was approximately $1,202,200 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation attributable to all the outstanding stock options and restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately twenty six months.

8.	Revenue

Revenue for the three-month and nine-month periods ended September 30, 2012 and 2011 was:

	Three Months Ended September 30,		2012 Over (Under) 2011
Revenue	2012	2011	Dollars	Percent
Software Licenses
Windows	$775,600	$685,200	$90,400	13.2%
UNIX/Linux	234,200	243,300	(9,100)	-3.7%
	1,009,800	928,500	81,300	8.8%
Software Service Fees
Windows	469,200	436,100	33,100	7.6%
UNIX/Linux	232,700	265,000	(32,300)	-12.2%
	701,900	701,100	800	.01%
Other	22,400	87,900	(65,500)	-74.5%
Total Revenue	$1,734,100	$1,717,500	$16,600	1.0%

	Nine Months Ended September 30,		2012 Over (Under) 2011
Revenue	2012	2011	Dollars	Percent
Software Licenses
Windows	$2,046,200	$1,817,400	$228,800	12.6%
UNIX/Linux	724,300	831,700	(107,400)	-12.9%
	2,770,500	2,649,100	121,400	4.6%
Software Service Fees
Windows	1,338,800	1,205,800	133,000	11.0%
UNIX/Linux	705,000	811,300	(106,300)	-13.1%
	2,043,800	2,017,100	26,800	1.3%
Other	101,300	152,500	(51,200)	-33.6%
Total Revenue	$4,915,600	$4,818,700	$96,900	2.0%

9.	Cost of Revenue

Cost of revenue for the three-month periods ended September 30, 2012 and 2011 was:

	Three Months Ended September 30,		2012 Over (Under) 2011
	2012	2011	Dollars	Percent
Software service costs	$97.500	$33,200	$64,300	193.7%
Software product costs	63,200	68,300	(5,100)	(7.5)%
	$160,700	$101,500	$59,200	58.3%

Cost of revenue for the nine-month periods ended September 30, 2012 and 2011 was:

	Nine Months Ended September 30,		2012 Over (Under) 2011
	2012	2011	Dollars	Percent
Software service costs	$233,000	$222,100	$10,900	4.9%
Software product costs	198,600	157,400	41,200	26.2%
	$431,600	$379,500	$52,100	13.7%

10.	Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	September 30, 2012	December 31, 2011
Software development costs	$487,700	$487,700
Accumulated amortization	(308,500)	(183,900)
	$179,200	$303,800

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $41,500 and $124,600 during the three and nine-month periods ended September 30, 2012, respectively, and $40,300 and $102,300 for the corresponding periods of the prior year, respectively.  We recorded $0 and $8,800 of capitalized software development costs during the three-month periods ended September 30, 2012 and 2011, respectively, and $0 and $209,900 of capitalized software development costs during the nine-month periods ended September 30, 2012 and 2011, respectively.  Such costs capitalized during 2011 were incurred in the development of GO-Global Cloud for Windows and GO-Global iPad Client.

11.	Stockholders’ Equity

Stock Repurchase Program

During each of the three-month and nine-month periods ended September 30, 2012 and 2011, we did not repurchase any of our common stock under the terms of our Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of September 30, 2012, approximately $782,600 remained available for future purchases under this program. We are not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at our discretion.

12.	Commitments and Contingencies

Effective May 30, 2012, we relocated our corporate headquarters from Santa Cruz, California to Campbell, California. We currently occupy 4,413 square feet of office space in Campbell under a five-year lease that expires June 30, 2017. The following table sets forth the minimum lease payments we will be required to make throughout the remainder of this lease:

Year	Amount
Remainder of 2012	$34,200
2013	140,000
2014	144,300
2015	148,600
2016	153,000
2017	78,400
$698,500

During September 2012, we reached settlement and licensing agreements that effectively ended all of our then on-going intellectual property litigation.  Having been approached by the respective counter-parties to each of our lawsuits, and in consultation with our board of directors, we determined that it was in our best long-term strategic interests to settle each lawsuit in order to move forward and shift our focus to our software products, including our new product initiatives.  As a result of such determination, we paid $311,000 in aggregate settlement fees during the three-month period ended September 30, 2012.  We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations.  See Note 17 to our Notes to Unaudited Condensed Consolidated Financial Statements.

13.	Supplemental Disclosure of Cash Flow Information

We did not disburse any cash for the payment of interest expense during either of the three or nine-month periods ended September 30, 2012 or 2011.

We disbursed $1,400 and $500 for the payment of income taxes during the three-month periods ended September 30, 2012 and 2011, respectively, and $3,100 and $2,000 for the payment of income taxes during the nine-month periods ended September 30, 2012 and 2011, respectively. All such disbursements were for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs Ltd.

During the nine-month period ended September 30, 2012, we capitalized $130,900 of property and equipment for which no cash was disbursed. We recorded $104,100 of such amount to long term liabilities – deferred rent, $24,000 of such amount to current liabilities – deferred rent, and the balance to accounts payable.  During the nine-month period ended September 30, 2011, we capitalized $1,700 of stock-based compensation expense for which no cash was disbursed, as a component of capitalized software development costs. We did not capitalize any software development costs during the nine-month period ended September 30, 2012.

During the nine-month period ended September 30, 2011 we incurred costs associated with discontinued intellectual property operations activities of $106,800 of which $103,000 was disbursed, and the balance reported as component of accounts payable.  During the nine-month period ended September 30, 2012 we incurred costs associated with the discontinued intellectual property activities of $468,400 for which $432,800 was disbursed, and the balance reported as a component accounts payable.

14.	Earnings (Loss) Per Share

Earnings or loss per share is calculated by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share (“Diluted EPS”) is calculated by dividing the net income or loss for the period by the total of the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of such potential shares of common stock would have an anti-dilutive effect. During all periods presented in our Condensed Consolidated Statements of Operations, potentially dilutive securities included shares of common stock potentially issuable upon exercise of stock options. During the three and nine-month periods ended September 30, 2012 and 2011, potentially dilutive securities also included common stock potentially issuable upon exercise of warrants. Diluted EPS excludes the impact of potential issuance of shares of common stock related to our stock options in periods in which the exercise price of the stock option is greater than the average market price of our common stock during such periods.

For the nine-month periods ended September 30, 2012 and 2011, 36,997,357 and 33,013,311 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive. For the three-month periods ended September 30, 2012 and 2011, 36,997,357 and 33,013,311 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

15.	Segment Information

FASB has established guidance for reporting information about operating segments that require segmentation based on our internal organization and reporting of revenue and operating income, based on internal accounting methods. Our financial reporting systems present various data for management to operate the business prepared in methods consistent with such guidance.

During the three month period ended September 30, 2012, we entered into settlement and licensing agreements that effectively ended all of our then ongoing intellectual property litigation activities (Note 12).  As a result of these agreements, we will no longer be pursuing patent litigation as an integral funding strategy for our operations and we have determined that our only continuing operating segment is our software segment (Note 17).

We will continue to pursue the intellectual property initiatives we have undertaken in conjunction with our relationship with ipCapital, however we believe that these initiatives do not comprise a reporting segment as the intent of these initiatives is to support and leverage our current software products and those in development.

Amounts pertaining to our ipCapital initiatives, which have been previously reported in our former intellectual property segment, have been reclassified to our software segment for all periods presented.

Software revenue by country for the three and nine-month periods ended September 30, 2012 and 2011 was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Country	2012	2011	2012	2011
United States	$668,800	$721,700	$1, 980,100	$1,941,800
Germany	181,000	82,400	533,300	173,900
Brazil	176,400	177,100	444,800	464,300
Other Countries	707,900	736,300	1,957,400	2,238,700
Total	$1,734,100	$1,717,500	$4,915,600	$4,818,700

Software products and services include all currently available versions of GO-Global Host, GO-Global Client, including iPad Client, OEM private labeling kits, software developer’s kits, maintenance contracts and product training and support.

16.	Related Party Transactions

Tamalpais Partners LLC

Steven Ledger, the Chairman of our Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, a business consulting firm. On February 1, 2012, we entered into a consulting agreement with Tamalpais under which Tamalpais will provide us with advisory services focused on capital and business issues, including assistance on raising capital, mergers, acquisitions, business development and investor relations/positioning. We pay Tamalpais $6,000 per month during the term of this agreement, which runs for one year, beginning February 1, 2012. During the three-month period ended September 30, 2012, we paid Tamalpais $18,000 for services rendered, and $48,000 for the nine-month period ended September 30, 2012.  We had no amounts due them as of September 30, 2012.

ipCapital Group, Inc.

On October 11, 2011, we engaged ipCapital Group, Inc., an affiliate of John Cronin, who is one of our directors, to provide assistance in the execution of our strategic decision to significantly strengthen, grow, and commercially exploit our intellectual property assets. On January 30, 2012, we entered into a third addendum to our engagement agreement with ipCapital to provide additional services related to identifying and extracting additional new inventions, and to draft new invention disclosures, among other opportunities. We anticipate that costs for these additional services, if performed, will in the aggregate, be between $5,000 and $60,000. Should we choose to utilize all of the services contained within the engagement agreement, as amended, the total amount of all services provided under the engagement agreement, as amended, would, in the aggregate, be $540,000.

During the three and nine-month periods ended September 30, 2012, we received an aggregate of $37,300 and $167,300, respectively, of new invention extraction and disclosure drafting services from ipCapital of which we paid $130,000. The unpaid balance of $37,300 was reported in accounts payable as of September 30, 2012. We received no such services from ipCapital due either the three or nine-month period ended September 30, 2011.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. The warrant vests for 200,000 of these shares in three equal annual installments, with the first installment having become fully vested on October 11, 2012. The remaining 200,000 shares will fully vest upon the completion to our satisfaction of all services that we have requested ipCapital perform on our behalf under the engagement agreement, prior to the signing of the amendments. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services.

17.	Discontinued Operations

During the three-month period ended September 30, 2012, we reached settlement agreements that effectively ended all of our then on-going intellectual property litigation.  With the settlement of all of our patent litigation activities we have ceased actively pursuing intellectual property litigation regarding our NES patents as an integral part of our strategy to fund our operations.  Accordingly for all periods presented the results of operations and cash flows related to our former intellectual property segment has been segregated and reported as “Discontinued Operations”.    There was no revenue derived from our intellectual property litigation in either of the three or nine-month periods ended September 30, 2012 or 2011.  During the nine-month period ended September 30, 2012 we incurred costs related to intellectual property litigation activities of $468,400, including one-time settlement fees, which aggregated $311,000.

We will continue to make significant investments in our intellectual property during the remainder of 2012 and throughout 2013.  We believe such investments will be an asset that will leverage our product strategy and protect our long-term growth strategies.  We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations.

As of September 30, 2012 and 2011, all of our patents were fully amortized.  Additionally, we have characterized the NES patents as “held for sales” and will be pursuing reasonable sales opportunities for such patents as they become known to us.

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

Recent Developments

On September 25, 2012, we announced hopTo, a new brand name that will serve as the launch platform for a series of new mobile-to-PC marketplace product offerings. Additionally, we announced the establishment of hopTo Inc., a new, wholly-owned subsidiary through which hopTo products will be marketed. Our plans call for a closed beta release of the first hopTo product by the end of 2012, followed by a full public beta release during the first half of 2013.

During September 2012, we reached settlement agreements that effectively ended all of our then on-going patent litigation activities. For further information regarding these agreements and the costs associated therewith, see Note 12 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Our engagement agreement with ipCapital affords us the right to request ipCapital to perform a number of diverse services, employing its proprietary processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities. Between November 4, 2011 and January 20, 2012 we entered into three separate addendums to our agreement with ipCapital to provide us with additional services related to identifying and extracting additional new inventions, and drafting new invention disclosures, among other opportunities.

We will decide in our sole discretion how many of these services, whose cost to us will range from $5,000 to $60,000 per service, we request. Should we request ipCapital to perform all of these services, the total cost to us of all the services so provided would, in the aggregate, be $540,000. Since October 11, 2011, and through September 30, 2012, we had requested ipCapital to perform four diverse services at a cumulative-to-date cost of $317,300, of which $280,000 has been paid. The unpaid balance of $37,300 was reported in accounts payable as of September 30, 2012.

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

Pursuant to our agreement with ipCapital, several ipScan® and Invention on Demand® sessions (i.e., meetings and discussions between our employees and ipCapital designed to extract patentable inventions) were conducted between September 2011 and March 2012. During these sessions, numerous invention ideas were generated, captured and documented pursuant to ipCapital’s processes. As a result of these sessions, as of November 9, 2012, 84 new patent applications have been filed, of which 77 pertain to our GraphOn technology and 7 pertain to our NES patent portfolio, as discussed below. We expect to file more applications throughout 2012.

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

Results of Operations for the Three and Nine-month Periods Ended September 30, 2012 and 2011.

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended September 30, 2012 and 2011 was:

	Three Months Ended September 30,		2012 Over (Under) 2011
Revenue	2012	2011	Dollars	Percent
Software Licenses
Windows	$775,600	$685,200	$90,400	13.2%
UNIX/Linux	234,200	243,300	(9,100)	-3.7%
	1,009,800	928,500	81,300	8.8%
Software Service Fees
Windows	469,200	436,100	33,100	7.6%
UNIX/Linux	232,700	265,000	(32,300)	-12.2%
	701,900	701,100	800	0.1%
Other	22,400	87,900	(65,500)	-74.5%
Total Revenue	$1,734,100	$1,717,500	$16,600	1.0%

Revenue for the nine-month periods ended September 30, 2012 and 2011 was:

	Nine Months Ended September 30,		2012 Over (Under) 2011
Revenue	2012	2011	Dollars	Percent
Software Licenses
Windows	$2,046,200	$1,817,400	$228,800	12.6%
UNIX/Linux	724,300	831,700	(107,400)	-12.9%
	2,770,500	2,649,100	121,400	4.6%
Software Service Fees
Windows	1,338,800	1,205,800	133,000	11.0%
UNIX/Linux	705,000	811,300	(106,300)	-13.1%
	2,043,900	2,017,100	26,800	1.3%
Other	101,300	152,500	(51,200)	-33.6%
Total Revenue	$4,915,700	$4,818,700	$96,900	2.0%

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

Software Licenses

The increase in Windows software licenses revenue for the three-month period ended September 30, 1012 was primarily due to the recognition of $23,700, associated with a transaction we entered into with an end user customer during 2011 that had been previously deferred as all criteria necessary for revenue recognition had not been met.  During the second quarter of 2012 all criteria necessary for revenue recognition were met and we began recognizing revenue from this transaction on a ratable basis over the expected maintenance period.  During the second quarter of 2012 we entered into an additional one-time transaction with the end user customer discussed in the preceding sentence for which all criteria necessary for revenue recognition was met, but we lacked VSOE and began recognizing revenue on a ratable basis over the expected maintenance period.  As a result of this transaction, we recognized $101,500 of Windows software licenses revenue for the three-month period ended September 30, 2012.  There was no revenue recognized from the 2011 transaction in the three-month period ended September 30, 2011.  The total revenue increase in the three-month period was partially offset by lower aggregate revenue derived from our resellers.

The increase in Windows software licenses revenue for the nine-month period ended September 30, 2012 was primarily due to the recognition of $223,400 associated with the 2011 transaction discussed above.  There was no revenue recognized from the 2011 transaction in the nine-month period ended September 30, 2011.  There was also an increase in revenue in the nine-month period ended September 30, 2012 of $203,000 pertaining to the transaction entered into in the second quarter of 2012 discussed above.  The increase for the nine-month period was partially offset by lower aggregate revenue derived from our resellers. We expect to recognize an additional $12,300 from the 2011 transaction and $203,000 from the 2012 transaction over their respective remaining maintenance periods (six months).

Outside of this one end user customer, we experienced aggregate decreases in revenue of $34,800, or 5.1%, and $197,600, or 10.9%, from all other Windows customers for the three and nine-month periods ended September 30, 2012, as compared with the same periods of the prior year, respectively.

Software licenses revenue from our UNIX/Linux products decreased during the three and nine-month periods ended September 30, 2012, as compared with the same periods of the prior year, primarily due to lower revenue from a large telecommunications customer and lower revenue from our resellers and end users.

We expect aggregate software licenses revenue in 2012 to approximate 2011 levels. We expect to increase our investment in our GO-Global product line, as well as in new product development, and to invest more in sales and marketing efforts. We expect that these initiatives will help us grow our software licenses revenue in 2013 over 2012 levels.

Software Service Fees

The increase in software service fees revenue attributable to our Windows products during the three and nine-month periods ended September 30, 2012, as compared to the same periods of the prior year, was the result of the continued growth of the number of Windows maintenance contracts purchased by our end-user customers. Since most of our end-user customers who typically purchase maintenance contracts for their software licenses historically have renewed them upon expiration, to the extent we continue to license an increasing number of our products, we anticipate that revenue recognized from the sale of software service contracts will increase in relative proportion to the increase in our sales of such new software licenses.

The decrease in service fees revenue attributable to our UNIX products for the three and nine-month periods ended September 30, 2012, as compared with the same periods of the prior year, was primarily the result of the low level of our UNIX product sales throughout the prior year and through the first nine months of the current year and a decrease in maintenance contract renewals. We believe that these decreases reflect the continued economic malaise and the competitive challenges facing the telecommunications industry, particularly in Europe. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2012 will be higher than those for 2011, primarily resulting from increased sales of servicing contracts for our Windows products. This is because we expect product sales, and maintenance contracts, to increase as we increase our investments in both our current products and new product development. We expect to invest more in sales and marketing efforts in 2013, as compared with 2012.

Other

The decrease in other revenue for the three and nine-month periods ended September 30, 2012, as compared with the same period of the prior year was primarily due to a decrease in professional services revenue and private labeling fees. We typically recognize private labeling fees revenue only when such services are requested by a new stocking reseller; they sign a contract with us, simultaneously place their first stocking order and ultimately, when they sell through their entire first stocking order, we recognize the private labeling fees revenue. Private labeling fees do not comprise a material portion of our revenue streams, and they can vary from period to period.

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

Under accounting principles generally accepted in the United States (GAAP), development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the products. During the three and nine-month periods ended September 30, 2011, we capitalized $8,800 and $209,900, respectively, of software development costs. We did not capitalize any software development costs during either the three or nine-month period ended September 30, 2012.

Amortization of capitalized software development costs was $41,500 and $40,300 during the three-month periods ended September 30, 2012 and 2011, respectively, and $124,600 and $102,300 during the nine-month periods ended September 30, 2012 and 2011, respectively.

Software cost of revenue was 9.3% and 5.9% of total revenue for the three months ended September 30, 2012 and 2011, respectively, and 8.8% and 7.9% of total revenue for the nine months ended September 30, 2012 and 2011, respectively.

Software cost of revenue for the three-month periods ended September 30, 2012 and 2011 was as follows:

			2012 Over (Under) 2011
Description	2012	2011	Dollars	Percent
Software service costs	$97,500	$33,200	$64,300	193.7%
Software product costs	63,200	68,300	(5,100)	7.5%
	$160,700	$101,500	$59,200	58.3%

Software cost of revenue for the nine-month periods ended September 30, 2012 and 2011 was as follows:

			2012 Over (Under) 2011
Description	2012	2011	Dollars	Percent
Software service costs	$233,000	$222,100	$10,900	4.9%
Software product costs	198,600	157,400	41,200	26.2%
	$431,600	$379,500	$52,100	13.7%

Software service costs increased during the three and nine-month periods ended September 30, 2012, as compared with the same periods of the prior year, primarily as a result of more time being spent on to customer service issues as a result of the introduction of Go-Global 4.5 in August 2012.  We have historically experienced increased customer service requests from our customers upon the release of a new product or significant product upgrade. We expect software service costs to remain higher during the remainder of 2012, as compared with the similar period of the prior year, as a result of these factors.

Software service costs include non-cash stock-based compensation. Such costs were, in the aggregate, approximately $6,700 and $300 for the three-month periods ended September 30, 2012 and 2011, respectively, and $17,100 and $2,300 for the nine-month periods ended September 30, 2012 and 2011, respectively. The increases in non-cash stock-based compensation costs resulted from expenses associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, and (b) under the terms of our stock option exchange program that closed on October 12, 2011.

Upon the release of Go-Global Windows Host 4 in the second quarter of 2011, we began amortizing the capitalized software development costs.  The increase in software product costs for the three and nine-month periods ended September 30, 2012, as compared with the same periods of the prior year, was primarily as a result of recognizing amortization of capitalized software development costs and increased costs associated with certain licenses for third party software included in GO-Global Windows Host 4.

We expect that software costs of revenue for 2012 will exceed 2011 levels due to increased customer service costs, increased amortization of capitalized software development costs and increased costs resulting from licensing third party software.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services, and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended September 30, 2012 increased by $25,200, or 4.4%, to $602,100, from $576,900 for the same period of 2011, which represented approximately 34.7% and 33.6% of revenue during these periods, respectively.  For the nine-month period ended September 30, 2012, selling and marketing expenses increased by $135,100, or 8.2%, to $1,781,400, from $1,646,300 for the same period of 2011, which represented approximately 36.2% and 34.2% of revenue during these periods, respectively.

The increase in selling and marketing expenses during both the three and nine-month periods ended September 30, 2012, as compared with the same periods of the prior year was mainly due to increased travel costs, and increased non-cash stock-based compensation costs.

Selling and marketing employee costs included non-cash stock-based compensation costs aggregating approximately $33,200 and ($6,200) for the three-month periods ended September 30, 2012 and 2011, respectively, and $84,800 and $2,700 for the nine-month periods ended September 30, 2012 and 2011, respectively. The increase in these costs resulted from such expense associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, and (b) under the terms of our stock option exchange program that closed on October 12, 2011.

We currently expect our full-year 2012 sales and marketing expense to increase over 2011 levels primarily due to higher non-cash stock–based compensation and travel costs.  We expect to continue to support our products, particularly our newest products with various sales and marketing initiatives throughout the remainder of the year.

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

General and administrative expenses decreased by $111,200 or 14.1%, to $677,500, for the three-month period ended September 30, 2012, from $788,700 for the same period of 2011, which represented approximately 39.1% and 45.9% of revenue during these periods, respectively.  For the nine-month period ended September 30, 2012, general and administrative expense increased by $1,129,800, or 55.6%, to $3,162,300 from $2,032,500 for the same period of 2011, which represented approximately 64.3% and 42.2% of revenue during these periods, respectively.

The decrease in general and administrative expense in the three-month period ended September 30, 2012 was primarily due to having three fewer employees.

The increase in general and administrative costs for the nine-month period ended September 30, 2012, as compared with the same period of the prior year was primarily due to one-time costs, which aggregated $721,800, associated with the separation agreement we entered into with our former Chief Executive Officer, Robert Dilworth, in April 2012. See Notes 5 and 12 to Notes to Unaudited Condensed Consolidated Financial Statements for details. The increase was also attributed to other costs we incurred in connection with the separation agreement included one-time legal fees of approximately $227,000.

Included in general and administrative employee costs was non-cash stock-based compensation expense, net of such costs incurred in connection with the separation agreement we entered into with our former Chief Executive Officer, which totaled $71,000 and $28,700 for the three-month periods ended September 30, 2012 and 2011, respectively, and $167,200 and $46,300 for the nine-month periods ended September 30, 2012 and 2011, respectively. The increases in non-cash stock-based compensation costs resulted from such expense associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, (b) under the terms of our stock option exchange program that closed on October 12, 2011, and (c) restricted stock awards issued during the three-month period ended September 30, 2012 to our executive officers and two other employees. See Note 7 of Notes to Unaudited Consolidated Financial Statements for further information regarding the stock based compensation.

We expect that general and administrative expense for 2012 will exceed 2011 levels, primarily as a result of the one-time costs incurred in connection with the separation agreement we entered into with our former Chief Executive Officer, Robert Dilworth and the legal fees incurred related thereto, and the stock-based compensation expense associated with the restricted stock awards granted during the three-month period ended September 30, 2012. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Dilworth separation agreement.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $320,100, or 50.9%, to $948,600, for the three-month period ended September 30, 2012, from $628,500 for the same period of 2011, which represented approximately 54.7% and 36.6% of revenue for these periods, respectively. For the nine-month period ended September 30, 2012, research and development expenses increased by $1,259,400, or 73.8%, to $2,966,500 from $1,707,100 for the same period of 2011, which represented 60.3% and 35.4% of revenue during these periods, respectively.

The majority of the increase in research and development expense for both the three and nine-month periods ended September 30, 2012, as compared with the same periods of the prior year, was related to the staffing of our new products development team in Campbell, California. Such costs were primarily comprised of employee costs associated with five new employees hired as the first members of the new products development team, recruiting fees, rent, and supplies.

Included in research and development employee costs was non-cash stock-based compensation expense totaling $82,600 and $14,000 for the three-month periods ended September 30, 2012 and 2011, respectively, and $252,400 and $20,100 for the nine-month periods ended September 30, 2012 and 2011, respectively. The increases in non-cash stock-based compensation costs resulted from such expense associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, and (b) under the terms of our stock option exchange program that closed on October 12, 2011. Also included in the increases was the non-cash stock-based compensation expense resulting from options issued to five new employees hired during 2012.

During the three and nine-month periods ended September 30, 2011 we capitalized $8,800 and $210,000 of software development costs associated with the development of GO-Global Cloud for Windows, which, had they not met the criteria for capitalization, would have otherwise been expensed. We did not capitalize any software development costs during either the three or nine-month periods ended September 30, 2012 as no such research and development costs met the criteria for capitalization.

We expect 2012 research and development expenses to be significantly higher than those for 2011. The main driver of the increased costs will be the costs associated with our new products development team, which will be primarily comprised of employee costs, recruitment fees, rent, equipment and supplies for the team.

Other Expense - Change in Fair Value of Warrants Liability

During the three and nine-month periods ended September 30, 2012, we reported non-cash expense related to the change in fair value of our Warrants Liability of $3,025,700 and $2,417,800, respectively. During each of the three and nine-month periods ended September 30, 2011, we reported non-cash expense related to the change in the fair value of our Warrants Liability of $826,500. Such changes in all periods in 2012 and 2011 resulted from increases in the market value of our common stock during such periods as no warrants were exercised during any of these periods. For further information regarding our Warrants Liability, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss From Continuing Operations

As a result of the foregoing items, we reported net losses from continuing operations of $3,679,500 and $1,205,300 for the three-month periods ended September 30, 2012 and 2011, respectively, and $5,841,500 and $1,774,400 for the nine-month periods ended September 30, 2012 and 2011, respectively.

Net Loss from Discontinued Operations, Net of Taxes

During September 2012, we reached settlement and licensing agreements that effectively ended all of our then on-going intellectual property litigation.  Having been approached by the respective counter-parties to each of our lawsuits, and in consultation with our board of directors, we determined that it was in our best long-term strategic interests to settle each lawsuit in order to move forward and shift our focus to our software products, including our new product initiatives.  As a result of such determination, we paid $311,000 in aggregate settlement fees during the three-month period ended September 30, 2012.  We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations.  Accordingly for all periods presented the results of operations and cash flows related to our former intellectual property segment has been segregated and reported as “Discontinued Operations”.  See Note 17 to our Notes to Unaudited Condensed Consolidated Financial Statements.

As a result of this decision, we reported net losses from discontinued operations of $347,100 and $0 for the three-month periods ended September 30, 2012 and 2011, respectively and $468,400 and $106,800 for the nine-month periods ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

We are aggressively looking at ways to improve our revenue stream through the development, marketing and sale of new products. Due to our expected investments in new products, which will primarily be comprised of the costs associated with our new products development team, our intellectual property strategy, and the future cash payments related to the Dilworth separation agreement, we expect our cash flow from operations to decrease. Based on our cash on hand as of September 30, 2012, and the anticipation of increased revenue, we believe that we will have sufficient resources to support our operational plans for the next twelve months.  We may seek financing in debt or equity markets to supplement our revenue stream to invest in development of our products.  However, financing opportunities may not be available on reasonable terms or at all.

During the remainder of 2012 and throughout 2013 we expect to prioritize the investment of our resources into the development of new products, with such development to be led by our new products development team, which is based in our new office in Campbell, California. Further, we expect that certain of these investments will ultimately be capitalized as software development costs. We also expect to continue to invest resources into the development of our intellectual property portfolio, with ipCapital Group’s consulting work for us being central to such efforts.

During the nine-month periods ended September 30, 2012 and 2011, our reported net losses of $6,309,900 and $1,881,200, respectively, included six significant non-cash items: depreciation and amortization of $191,700 and $183,700, respectively, which were primarily related to amortization of capitalized software development costs and depreciation of fixed assets, stock-based compensation expense of $759,000 and $71,400, respectively, $2,417,800 and $826,500 charged to other expense related to the change in fair value recorded for the Warrants Liability, $336,800 and $0 charged to general and administrative expense related to the change in severance liability, $52,700 and $0 charged to general and administrative expense related to the accretion of compensation expense derived from warrants issued to ipCapital Group as part of the compensation for their services, and changes in deferred rent credit of $32,000 and $0. Of the $759,000 of stock-based compensation expense we recognized during the nine-month period ended September 30, 2012 there was a one-time charge of $237,500 related to the options modified and issued as part of the separation agreement we entered into with Robert Dilworth, our former Chief Executive Officer. See Note 5 to Notes to Unaudited Condensed Consolidated Financial Statements for further details.

During the nine-month periods ended September 30, 2012 and 2011, we incurred operating cash outflows of $432,800 and $103,000 in our former intellectual property segment, whose operations we discontinued as of September 30, 2012.  During September 30, 2012, we disbursed in aggregate settlement fees of $311,000 that effectively ended all of our then on-going intellectual property litigation (see Notes 12 and 17 to Notes to Unaudited Condensed Consolidated Financial Statements).  The balance of the amounts disbursed during the nine-month periods ended September 30, 2012 and 2011 were the general legal fees associated with the operation of the discontinued intellectual property segment.

During the nine-month period ended September 30, 2011, we capitalized $208,200 of cash expended in the development of GO-Global Cloud for Windows. We expect to continue making investments in our products during the remainder of 2012 and into 2013, with a focus on new product development. We expect that certain of these investments will ultimately be capitalized as software development costs. During the nine-month periods ended September 30, 2012 and 2011, we invested approximately $269,800 and $19,000 of cash, respectively, into fixed assets. Such expenditures made during the nine-month period ended September 30, 2012 were primarily incurred in connection with the opening of our office in Campbell, California and equipping our new products development team located therein.

Our financing activities for the nine-month period ended September 30, 2012, were comprised of restricted cash received from employees to be disbursed for the payment of income tax resulting from the respective employees’ decision to make 83(b) elections in regards to stock we awarded to them and proceeds received from the exercise of employee stock options.  Our financing activities for the nine-month period ended September 30, 2011 were mainly comprised of the net proceeds raised in a private placement of our stock.

Cash

As of September 30, 2012, our cash balance was $4,874,400, as compared with $7,237,500 as of December 31, 2011, a decrease of $2,363,100, or 32.7%. The decrease primarily resulted from the cash costs, which were primarily comprised of legal fees associated with the separation agreement we entered into with Robert Dilworth, our former Chief executive Officer, the expense associated with settling the patent litigation activities, and the costs incurred in opening our office in Campbell, California, including the costs of the new employees hired into such office.

Accounts Receivable, net

At September 30, 2012 and December 31, 2011, we reported accounts receivable, net, of $779,900 and $732,100, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $30,200 and $25,000 at September 30, 2012 and December 31, 2011, respectively.  The increase in accounts receivable, net, was mainly due to higher sales to a large telecommunications customer during the third quarter, which were not paid as of September 30, 2012.  Generally, we collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of September 30, 2012, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three and nine-month periods ended September 30, 2012 and 2011, no repurchases were made. As of September 30, 2012, $782,600 remains available for stock purchases under this program.

Working Capital

As of September 30, 2012, we had current assets of $5,972,800 and current liabilities of $4,404,100, which netted to working capital of $1,568,700. Included in current liabilities was the current portion of deferred revenue of $3,062,000.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for our hiring a skilled staff accountant.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

See Note 12 in Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on April 16, 2012, except for the risk factors added in our prior quarter Form 10-Q.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. No shares were repurchased under the stock repurchase program during the three-month period ended September 30, 2012.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
10.1	Restricted Stock Agreement (1 of 2) with Eldad Eilam, dated August 15, 2012*
10.2	Restricted Stock Agreement (2 of 2) with Eldad Eilam, dated August 15, 2012*
10.3	Restricted Stock Agreement with Christoph Berlin, dated August 15, 2012*
10.4	Restricted Stock Agreement with Robert Dixon, dated August 15, 2012*
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
101
The following financial information from GraphOn Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine Months ended September 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Denotes management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation
(Registrant)

Date:	November 14, 2012		Date:	November 14, 2012

By:	/s/ Eldad Eilam		By:	/s/ Robert Dixon
	Eldad Eilam			Robert Dixon
	Chief Executive Officer			Interim Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer and Principal Accounting Officer)