Form 10-K
period 2012-12-31
GRAPHON CORP/DE
filed 2013-04-01
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 0-21683

GraphOn Corporation
 (Exact name of Registrant as specified in its charter)

Delaware	13-3899021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1901 S. Bascom Avenue Suite 660
Campbell, California 95008
(Address of principal executive offices)

 (800) GRAPHON
(408) 688-2674
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
☐ Large accelerated filer    ☐ Accelerated filer    ☐Non-Accelerated filer     ☑ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☑

As of June 30, 2012, the aggregate market value of the Registrant’s common stock held by non-affiliates was $8,913,300.

As of March 27, 2013, there were outstanding 87,546,373 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the fiscal year ended December 30, 2012 (“Proxy Statement”) to be issued in conjunction with the Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of the Report on Form 10-K. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2012.

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

i

PART I

ITEM 1.	BUSINESS

Introduction

We are developers of software productivity products for mobile devices such as tablets and smartphones and application publishing software solutions. Our newest product, which is called hopTo, will be marketed to both consumers and businesses. hopTo will provide mobile end-users with a productivity workspace for their mobile devices that will allow users to manage, share, view, and edit their documents, regardless of where they are stored. hopTo will be developed by and marketed through hopTo Inc. which is one of our wholly owned subsidiaries. We expect to launch the first public release of hopTo through Apple’s App Store in the first half of 2013. This release will be targeted at Apple’s tablet devices, the iPad and the iPad Mini. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform.

In addition to hopTo, we also sell a family of products under the brand name GO-Global, which is a software application publishing business, and is our sole revenue source at this time. GO-Global, is an application access solution for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others, who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

Over the years, we have also made significant investments in intellectual property, (IP). We have filed many patents designed to protect the new technologies embedded in hopTo, and we plan to continue to aggressively invest in the creation and protection of new IP as we continue to develop hopTo and other products.

Recent Developments

On December 10, 2012, we announced a limited beta release of hopTo. This was the initial release of hopTo, and it was offered free-of-charge to a very limited set of customers, primarily with the goal of receiving feedback in an effort to improve and further develop the product. As of late March 2013 we are winding down the limited beta program as we prepare to ship our first public beta through the Apple iTunes Store. The public beta will be publicly available for download, free-of-charge. We plan to announce the availability of the public beta once it is available for download, currently estimated to be during the second quarter of 2013.

During September 2012, we reached settlement agreements that effectively ended all of our then on-going patent litigation activities. For further information regarding these agreements and the costs associated therewith, see Note 16 of Notes to  Consolidated Financial Statements.

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

Corporate Background

We are a Delaware corporation, founded in May 1996.  Our headquarters are located at 1901 S. Bascom Avenue, Suite 660, Campbell, California, 95008 and our phone number is 1-800-GRAPHON (1-800-472-7466).   We also have offices in  Concord, New Hampshire, Irvine, California, and Charlotte, North Carolina. Additionally, we have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.graphon.com.  The information on our Website is not part of this annual report.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate Internet Website (click the “Investors” link under the “About GraphOn” tab and then click “View all GraphOn SEC filings on SEC Website”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

hopTo Business Overview

We believe that there is a need for powerful productivity tools for mobile devices such as tablets and smartphones. The industry currently addresses such need using one of two approaches. Certain companies have developed brand new productivity tools for mobile devices, attempting to reach a level of compatibility and feature set that is comparable to established productivity tools for the personal computer (PC), such as Microsoft Office (which runs on Microsoft’s Windows operating system and Mac OSX). These tools include apps specifically made for mobile devices.  While such tools generally are well-adapted to the unique constraints of mobile devices, we believe that such tools currently suffer from a limited feature set and from severe compatibility issues with PC-based tools such as Microsoft Office, and that they will continue to have limited usefulness in the foreseeable future.

At the same time, an alternative approach that other productivity products rely on is based on connecting the mobile device to an existing remote computer such as a Mac or a PC (collectively “PCs”) in order to allow the mobile device to leverage the capabilities of the remote computer. There are numerous remote access products available whose purpose is to allow mobile users to remotely connect to PCs for the purpose of remotely accessing the files and/or applications stored on those PCs. Such files and/or applications would typically not be available natively on the mobile device, which is why connecting to PCs remotely is desirable. This is the market that will be addressed by hopTo.

There are a number of remote access products that achieve remote file access and/or PC application access from mobile devices, including:  CloudOn, Splashtop, GoToMyPC, and LogMeIn, among others. All of these products perform some form of “screen-scraping”, where the contents of the PC’s screen is transmitted “as-is” to the mobile device, thereby enabling end-users to interact with PCs remotely. We believe such approach is limited because of the inherent user interface differences between applications designed for the large screen, mouse and keyboard typically associated with PCs, and applications designed for the smaller screens and finger touch-based input functionality of mobile devices.

For example, applications designed for PCs typically have small, tightly placed, on-screen buttons that are difficult to manipulate in a finger touch device such as an iPad or an iPhone. Applications designed for finger touch interaction have much larger buttons that are placed farther apart, which is necessary because a fingertip is not as accurate a pointing device as a mouse cursor.

The hopTo Product

The premise of hopTo is that mobile users have a need to access files stored on their home or office PC. We call this type of usage “personal cloud,” whereby a PC that has local storage and is connected to the Internet is accessed remotely from another computer or mobile device; its storage capacity is essentially used as cloud storage. This is similar to cloud storage services such as Dropbox, except that the end-user typically owns the storage device being used (their personal PC), thereby potentially increasing the privacy and security of the data. We believe that an advantage of a personal cloud is that PCs often have much larger storage capacities, compared to cloud storage services such as Dropbox, or at least in their base configurations, thereby allowing users to store far greater amounts of data while having the data accessible from the Internet.

A core assumption of hopTo is that mobile users have a need for the capabilities of PC productivity tools such as Microsoft Office. We believe that the existing mobile productivity solutions do not satisfy those needs because of the inherent user interface challenges described above. hopTo is being designed to address these issues.

hopTo presents mobile users with an easy to use workspace environment designed to browse, view, edit, and share their documents, independent of their storage location. hopTo currently runs on Apple’s iPad family of devices, and we plan to make it available in the future for other devices, such as Apple’s iPhone and for devices based on Google’s Android platform. hopTo allows users to connect their mobile device to their PCs, and to access files stored on their PCs or on cloud storage services such as Dropbox and Box. It leverages the capabilities of Microsoft Windows applications, such as Microsoft Office, and allows users to edit their documents from within the mobile device’s workspace, but without the inherent user interface challenges that exist with our competitor’s products.

hopTo is based in part on core technologies from GO-Global, which has been in development for over a decade and is a highly robust and mature technology. We believe that by relying on such proven, proprietary technology, we are positioning hopTo ahead of its competitors.

hopTo Target Markets

We view hopTo as a product that is potentially appealing to both the consumer/prosumer markets (prosumer being a cross between a consumer and professional grade product or those who consume such products), as well as the business/enterprise markets. For 2013, we plan to focus on the consumer/prosumer markets. We plan to market hopTo through the various mobile “app stores”, including Google’s Play store, and Apple iTunes App Store. We intend to initially offer hopTo free of charge, but we will reserve the right to begin charging for it at any point, depending on user acceptance, our competitors’ pricing strategies, and other market conditions.

In the business/enterprise markets, we expect our sales strategies to involve a combination of strategic partnerships with various relevant enterprise software companies, a sales partner channel, a direct sales team, and possibly other approaches.

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

ipCapital Group, Inc.

On October 11, 2011, we engaged ipCapital Group, Inc., an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets. Our engagement agreement with ipCapital, which has been amended three times, affords us the right to request ipCapital to perform a number of diverse services, employing its proprietary processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities. See the Exhibits elsewhere in this Form 10-K for further details on the ipCapital engagement agreement and amendments thereto.

For the years ended December 31, 2012 and 2011, we paid ipCapital an aggregate $179,300 and $154,200, respectively, for services performed under the engagement agreement, as amended.

Prior to entering into the engagement agreement with ipCapital in 2011, they performed an analysis of our intellectual property and the potential methods we could employ to strengthen our intellectual property on a consulting basis. We paid them $50,500 for this analysis in 2011.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. Half of the warrant (200,000 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The first vesting installment occurred on October 11, 2012, with the remaining two to occur on October 11, 2013 and 2014, respectively. The remaining 200,000 shares became fully vested upon the completion to our satisfaction of all services that we had requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services.

As a result of ipCapital’s work under the engagement agreement, as amended, as of March 22, 2013, 127 new patent applications have been filed, of which 120 pertain to our GraphOn technology and 7 pertain to our NES patent portfolio. We expect to file more applications throughout 2013.

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (ipCLC).  John Cronin, is a partner at ipCLC.  Pursuant to the agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement.

The agreement is effective as of February 4, 2013, and will end 18 months after we or ipCLC serve 60 days written notice of termination to the other party (with earlier termination possible in the event of a material breach).

The Agreement provides for customary confidentiality undertakings, limitations on ipCLC’s total liability and mutual indemnification provisions.

We believe the terms of the Agreement are fair and reasonable to us and are at least as favorable as those that we could be obtained on an arms’ length basis.

Our GO-Global Software Products

Our GO-Global product offerings can be categorized into product families as follows:

•
GO-Global for Windows: Allows access to Windows-based applications from remote locations and a variety of connections, including the Internet and dial-up connections. The Windows applications run on a central computer server along with GO-Global Windows Host software. This allows the applications to be accessed  remotely via GO-Global Client software or a Web browser, over many types of data connections, regardless of the bandwidth or operating system. Web-enabling is achieved without modifying the underlying application’s code or requiring costly add-ons.

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

•
GO-Global Client: We offer a range of GO-Global Client software that allows remote application access from a wide variety of local, remote and mobile platforms, including Windows, Linux, UNIX, Apple OS X and iOS, and Google Android. We plan to continue to develop GO-Global Client software for new portable and mobile devices. We released new GO-Global Client products for the iPad and Android tablets in June 2011 and February 2012, respectively

Target Markets

The target market for our GO-Global products includes small to medium-sized companies, departments within large corporations, governmental and educational institutions, ISVs and value-added resellers (“VARs”). Our software enables these targeted organizations to move their existing applications to the public cloud and provide SaaS or move them to a secure, private cloud environment. By using our software, organizations can give their remote users, partners and customers access to their native applications. Our software is designed to allow these organizations and enterprises to tailor the configuration of the end-user device for a particular purpose, rather than following a “one PC fits all” high-cost ownership model. We believe our opportunities are as follows:

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

•
We are party to a non-exclusive distribution agreement with Ericsson, a global provider of telecommunications equipment and related services to mobile and fixed network operations. Pursuant to this agreement, Ericsson has licensed GO-Global for UNIX for inclusion with their ServiceON Optical and ServiceON Access telecommunications network management systems. Our agreement with Ericsson, which was originally entered into in September 2000, automatically renews annually. Either party may terminate the contract upon written notice to the other party at least one month prior to the expiration of the then current term.

•
We are party to a non-exclusive channel partner agreement with Elosoft Informatica Ltda, a South American distributor of various technology products, including both hardware and software offerings, and related services. Under the terms of this agreement, Elosoft has licensed both our GO-Global Windows Host and GO-Global for UNIX software for deployment to their distribution network with both sub-distributors and end-users. Our agreement with Elosoft, which was originally entered into in February 2005, automatically renews annually. Either party may terminate the agreement upon 60 days written notice to the other party.

•
We are party to a non-exclusive global purchasing agreement with Alcatel-Lucent, a telecommunications, network systems and services company.  Pursuant to this relationship, which started in July 1999, Alcatel-Lucent has licensed our GO-Global for UNIX software for inclusion with their software products.  Many of Alcatel-Lucent’s customers are using our server-based software to remote access Alcatel-Lucent's Network Management Systems (NMS) applications.  Our current agreement with Alcatel-Lucent expired in December 2012.  We expect our relationship with Alcatel-Lucent to continue throughout 2013 with terms consistent with those set forth in the expired contract.

•
We are party to a non-exclusive distribution agreement with GE Intelligent Platforms (GE), a U.S. based designer, manufacturer, and supplier of products for industrial control and automation.  GE has licensed our GO-Global product line for inclusion in their automation and production management software  products.  Our agreement with GE, which was originally entered into in December 2002, automatically renews annually.  Either party may terminate the contract upon written notice to the other party at least 60 days’ notice to the other party.

•
In August 2011 we entered into an agreement with GAD eG (GAD), a Germany based provider of information technology, software development and data processing solutions for retail banks.  GAD licensed our GO-Global for Windows software and embedded it in their banking applications.  This agreement covered a one-time transaction of theirs with a large German bank. The installation of their software application generated significant product license sales for us in 2011 and 2012.  We expect to have maintenance sales in future years, however we do not expect to have future product licensing sales to GAD comparable to the 2012 and 2011 levels.

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

We currently consider the following  to be our most significant customers.

	2012	2011
Customer	% Sales	% Sales
GAD eG	8.3%	6.9%
Ericsson	8.2%	8.6%
GE	8.2%	4.5%
KitASP	7.8%	11.8%
Alcatel-Lucent	5.8%	4.9%
Elosoft	5.6%	5.6%
Total	43.9%	42.3%

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

Research and Development

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products.  We invested approximately $3,870,900 and $2,547,400 in research and development with respect to our software products in 2012 and 2011, respectively.  During 2012 and 2011 we capitalized an additional $85,400 and  $209,900 of development investments incurred in the development of hopTo (2012) and GO-Global 4.0 and GO-Global Cloud  (2011), respectively.  We anticipate capitalizing further costs associated with the development of hopTo in 2013

Competition

The software markets in which we participate are highly competitive.  Competitive factors in our market space include price, product quality, functionality, product differentiation and the breadth and variety of product offerings and product features.  We believe that our products offer certain advantages over our competitors, particularly in product performance and market positioning.

hopTo will encounter competition from a variety of different software companies, in a variety of different market sectors.  In the mobile productivity app market, we believe it will compete with products such as Google Drive, Quickoffice (recently acquired by Google), Documents To Go by DataViz Inc., and with Apple’s iWork productivity suite that includes Numbers for iPad, Pages for iPad, and Keynote for iPad.  In the remote access market, we believe it will compete against companies such as CloudOn Inc., Splashtop Inc., and Citrix Systems, Inc. through their GoToMyPC product line.

GO-Global competes with developers of conventional server-based software for the individual PC, as well as with other companies in the cloud computing software market and the application virtualization software market.  We believe our principal competitors in the cloud computing software market include Citrix Systems, Inc., OpenText Communications, Ltd. and Microsoft Corporation.  Citrix is an established leading vendor of virtualization software, OpenText is an established market leader for remote access to UNIX applications and Microsoft is an established leading vendor of Windows operating systems and services for servers.
Employees

As of March 22, 2013, we had a full-time equivalent of 37 total employees, including 7.5 in marketing, sales and support, 23.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 5 in administration and finance and 1 in our patent group.  We believe our relationship with our employees is good.  None of our employees are covered by a collective bargaining agreement.

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

We have experienced significant operating losses since we began operations.  We incurred net losses from continuing operations of $7,704,800 and $1,577,100 for the years ended December 31, 2012 and 2011, respectively. We expect to report an operating loss on a consolidated basis for the year ended December 31, 2013. In subsequent reporting periods, if revenues grow more slowly than anticipated, or if aggregate operating expenses exceed expectations, we will continue to be unprofitable.  Even if we become profitable, we may be unable to sustain such profitability.

hopTo is subject to the risks of new software products in development and any failure to successfully commercially launch hopTo could have a material negative impact on us.

During December 2012 we released a free beta version of our new hopTo product.  There is no assurance that we will be able to develop a commercially viable version of our hopTo product, or that we may be able to successfully penetrate into its perceived marketplace.  Any failure to develop a commercially viable version or to successfully penetrate into the market could have a material negative impact on our results of operations, financial position and cash flow.

hopTo is a new product in development.  As such it faces both development and market risks.  Our development timetable could be adversely impacted by technical challenges that take longer than expected to resolve or third party delays, such as qualification standards imposed by companies such as Apple Inc. in the administration of the Apple app store.  Even a successful and timely launch on app stores does not assure wide-scale adoption of a new product given the extremely competitive market for new productivity applications and the changing and difficult to ascertain demands of our target customers and users.  In addition, we must develop a successful pricing policy to economically benefit from our development investments.  Pricing policies are subject to considerable variation and require a high degree of judgment, and any significant failure to appropriately price our products could limit or even prevent our ability to effectively compete and profit from those products.

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

Our operations consume cash and we may need to raise additional capital in the future to fund our continued operating needs.

Our cash on hand decreased by $3,276,900 during 2012 as we spent more on our operations than we brought in through sales, and we may spend more on our operations than we bring in through sales in the future. In 2011, we raised $6,125,500 in a private placement of our common stock, net of issuance costs. We may need to raise additional capital in the future if our operating expense continues to exceed our sales. If we were unable to raise additional capital to fund our planned operations, we would need to reduce our operations and our financial results and cash flows would be adversely affected. Additionally, if we are able to raise additional capital through a private placement of our common stock, the value of your investment could be diluted.

Sales of products within our GO-Global product families are our only current source of revenue.

We anticipate that sales of products within our GO-Global product families, and related enhancements, will continue to be our only source of revenue for the foreseeable future.  The success, if any, of our new GO-Global products may depend on a number of factors, including market acceptance of such new GO-Global products and our ability to manage the risks associated with product introduction.  Declines in demand for our GO-Global products could occur as a result of, among other factors:

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

The markets in which we participate are highly competitive and have more established competitors.

The market we participate in with GO-Global, and the one we intend to enter with hopTo, are intensely competitive, rapidly evolving and subject to continuous technological changes.  We expect competition to increase in each of these markets as other companies introduce additional competitive products.  In order to compete effectively, we must continually develop and market new and enhanced products and market those products at competitive prices.  As markets for our products continue to develop, additional companies, including companies in the computer hardware, software and networking industries with significant market presence, may enter the markets in which we compete and further intensify competition.  A number of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, sales, technical, marketing and other resources than we do.  We cannot give any assurance that our competitors will not develop and market competitive products that will offer superior price or performance features, or that new competitors will not enter our markets and offer such products.  We believe that we will need to invest significant financial resources in research and development to remain competitive in the future in each of the markets in which we compete.  Such financial resources may not be available to us at the time or times that we need them, or upon terms acceptable to us, or at all.  We cannot assure you that we will be able to establish and maintain a significant market position in the face of our competition and our failure to do so would adversely affect our business.

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

Our corporate headquarters currently occupies approximately 4,400 square feet of office space in Campbell, California, under a lease that will expire in July 2017.  Rental of these premises will average approximately $12,300  per month over the remaining term of the lease, net of  our pro rata share of utilities, facilities maintenance and other costs.

Our domestic research and development team currently occupies approximately 5,560 square feet of office space in Concord, New Hampshire, under a lease that expired in September 2012.  Rent on the Concord facility is approximately $8,800 per month.  We are now on a month to month rental arrangement for this office space.. We are currently in negotiation for a newer, smaller office in the same area.  We expect to have taken occupancy by the end of the second quarter of 2013

We occupy approximately 150 square feet of office space in Irvine, California and in Charlotte, North Carolina under leases that each expire in March 2013.  Monthly rental payments for these offices, which are used primarily for sales and marketing, are approximately $1,200 and $1,000, respectively.

We believe our current and future facilities will be adequate to accommodate our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

During September 2012, we reached settlement and licensing agreements that effectively ended all of our then on-going intellectual property litigation.  Having been approached by the respective counter-parties to each of our lawsuits, and in consultation with our board of directors, we determined that it was in our best long-term strategic interests to settle each lawsuit in order to move forward and shift our focus to our software products, including our new product initiatives.  As a result of such determination, we paid $311,000 in aggregate settlement fees during the year ended December 31, 2012.  We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations.  See Note 16 to our Notes to Consolidated Financial Statements

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock.  Since March 27, 2003 our common stock has been quoted on the Over-the-Counter Bulletin Board.  Our common stock is quoted under the symbol “GOJO.”

	Fiscal 2012 *		Fiscal 2011 *
Quarter	High	Low	High	Low
First	$0.22	$0.17	$0.16	$0.05
Second	$0.18	$0.13	$0.22	$0.13
Third	$0.30	$0.14	$0.28	$0.11
Fourth	$0.40	$0.22	$0.24	$0.17

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 23, 2013, there were approximately 158 holders of record of our common stock.  Between January 1, 2013 and March 23, 2013 the high and low reported sales price of our common stock was $0.62 and $0.24, respectively, and on March 23, 2013 the closing price of our common stock was $0.55.

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

Unregistered Sales of Equity Securities

During the three-month period ended December 31, 2012, stock options to purchase 100,000 shares of common stock, at an exercise price of  $0.22 per share, were granted to a non-executive employee, and stock options to purchase an aggregate 600,000 shares of common stock, at an exercise price of  $0.37 per share, were granted to certain non-employee directors. The grant of such stock options was not registered under the Securities Act of 1933, because the stock options were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to section 4(2).

During the three-month period ended December 31, 2011, we issued a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share to ipCapital Group, Inc., an affiliate of John Cronin, who is one of our directors. The warrant began vesting and became exercisable to the extent of 200,000 of these shares in three equal annual installments commencing on October 11, 2012. The remaining 200,000 shares vested and became exercisable during 2012 once ipCapital completed all of the services that we had requested them to perform under the engagement agreement prior to signing the various addendums thereto. (See the Exhibits to this Form 10-K for further details of the engagement agreement and amendments thereto.) The grant of such warrant was not registered under the Securities Act of 1933, because the warrant was offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to section 4(2).

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

Stock Repurchase Program

On January 8, 2008, our Board of Directors authorized a program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. We made no repurchases of our outstanding common stock during either of the years ended December 31, 2012 or 2011.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are developers of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Our newest product, which is called hopTo, will be marketed to both consumers and businesses. hopTo will provide mobile end-users with a productivity workspace for their mobile devices that will allow users to manage, share, view, and edit their documents, regardless of where they are stored. hopTo will be developed by and marketed through hopTo Inc., which is one of our wholly-owned subsidiaries. We expect to launch the first public release of hopTo through Apple’s App Store in the first half of 2013. This release will be targeted at Apple’s tablet devices, the iPad and the iPad Mini. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform.

In addition to hopTo, we also sell a family of products under the brand name GO-Global, which is a software application publishing business and is our sole revenue source at this time. GO-Global is an application access solution for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others, who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

Over the years, we’ve also made significant investments in intellectual property. We have filed many patents designed to protect the new technologies embedded in hopTo, and we plan to continue to aggressively invest in the creation and protection of new IP as we continue to develop hopTo and other products.

Recent Developments

On December 10, 2012, we announced a limited beta release of hopTo. This was the initial release of hopTo, and it was offered free-of-charge, to a very limited set of customers, primarily with the goal of receiving feedback in an effort to improve and further develop the product. As of late March 2013, we are winding down the limited beta program as we prepare to ship our first public beta through the Apple iTunes Store. The public beta will be publicly available for download, free-of-charge. We plan to announce the availability of the public beta once it is available for download, currently estimated to be during the second quarter of 2013.

During September 2012, we reached settlement agreements that effectively ended all of our then on-going patent litigation activities. For further information regarding these agreements and the costs associated therewith, see Note 16 of Notes to  Consolidated Financial Statements.

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

On September 1, 2011, we completed a private placement (the “2011 private placement”) of 35,500,000 shares of our common stock and warrants to purchase 23,075,000 shares of our common stock. We derived net cash proceeds of approximately $6,125,500 from the 2011 private placement after giving effect to:

•	placement agent fees and expenses, excluding placement agent warrants, of approximately $766,500;
•	legal, accounting and miscellaneous filing fees paid of approximately $208,000.

We intend to use the net cash proceeds derived from the 2011 private placement for the development, commercialization and exploitation of our present and future intellectual property (“IP”) and working capital resources.

On October 11, 2011, we engaged ipCapital Group, Inc., an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets. ipCapital is an intellectual property strategy firm that specializes in deploying a range of expert invention and IP tactics specifically aimed at directing and accelerating the strategic expansion of IP portfolios in ways that we anticipate will create significant future value.   On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (ipCLC).  John Cronin, is a partner at ipCLC.  Pursuant to the agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy.

The following discussion should be read in conjunction with the consolidated financial statements and related notes provided in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Critical Accounting Policies.

Use of Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period(s) being reported upon.  Estimates are used for, but not limited to, the amount of stock-based compensation expense, the warrants liability, the amount of capitalized software development costs, the allowance for doubtful accounts, the estimated lives, valuation, and amortization of intangible assets (including capitalized software), depreciation of long-lived assets, post-employment benefits, and accruals for liabilities and taxes.  While we believe that such estimates are fair, actual results could differ materially from those estimates.

Revenue Recognition
We market and license our products indirectly through channel distributors, ISVs, VARs (collectively “resellers”) and directly to corporate enterprises, governmental and educational institutions and others.  Our product licenses are perpetual.  We also separately sell maintenance contracts (which are comprised of license updates and customer service access), and other products and services.

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

If sufficient VSOE of fair value does not exist, so as to permit the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.  If VSOE of the fair value does not exist, and the only undelivered element is maintenance, then we recognize revenue on a ratable basis..If  VSOE of the fair value of all undelivered elements exists but does not exist for one or more delivered elements, then revenue is recognized using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

All of our software  licenses are sold in U.S. dollars.

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

Post-employment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During the year ended December 31, 2012, we recorded and $721,800 of severance expense, including stock compensation expense, of which an aggregate of $262,400 is reflected as a severance liability, at December 31, 2012. Such liability was recorded as a result of a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. No such liability was recorded during the year ended December 31, 2011.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable.  We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable.  The following table sets forth the details of the Allowance for Doubtful Accounts for the years ended December 31, 2012 and 2011:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2012	$25,000	$—	$—	$8,900	$33,900
2011	32,800	—	—	(7,800)	25,000

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

Stock-Based Compensation

We apply the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Codification Subtopic (ASC) 718-10, “Compensation – Stock Compensation.” We estimated the fair value of each stock-based award granted during the years ended December 31, 2012 and 2011 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2012	2011
Estimated volatility	70%-174%	154% - 221%
Annualized forfeiture rate	0.0% - 9.79%	0.0% - 5.0%
Expected option term (years)	0.25 – 10.00	0.25 – 10.00
Estimated exercise factor	5-15	2 - 20
Approximate risk-free interest rate	0.08% - 2.04%	0.02% - 3.24%
Expected dividend yield	—	—

In estimating our stock price volatility for grants awarded during the years ended December 31, 2012 and 2011, we analyzed our historic volatility over a period of time equal in length to the expected option term for the option being issued. For grants made to newly hired employees the period of time over which we analyzed our historic volatility ended on the last day of the quarter during which the new employee was hired.  We derived an annualized forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in our work force. Our estimates of the expected option term and the estimated exercise factor were derived from our analysis of historical data and future projections. The approximate risk-free interest rate was based on the implied yield available on U. S. Treasury issues with remaining terms equivalent to our expected option term. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

During 2012, we awarded 3,764,500 shares of restricted common stock to its officers and 393,000 to various employees. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For the restricted common stock awarded to the officers, such fair market value was $0.18 per share, and for the restricted common stock awarded to the employees, such fair market value ranged from $0.22 to $0.26 per share. No restricted common stock was awarded during 2011.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.  As of December 31, 2012, the Company had approximately $3,511,300 of cash with financial institutions in excess of FDIC insurance limits.  As of December 31, 2011, the Company had approximately $6,793,900 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2012 and December 31, 2011, the Company considered the following to be its most significant customers

	2012		2011
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
GAD eG	8.3%	0.0%	6.9%	4.2%
Ericsson	8.2%	9.0%	8.6%	23.8%
GE	8.2%	13.6%	4.5%	0.0%
KitASP	7.8%	0.0%	11.8%	0.0%
Alcatel-Lucent	5.8%	15.6%	4.9%	10.9%
Elosoft	5.6%	8.6%	5.6%	7.1%
Total	43.9%	56.8%	42.3%	46.0%

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2012 and 2011 along with the dollar and percentage changes from 2011 to 2012 in the respective line items.

	Year Ended December 31,		Increase (Decrease)
Revenue	2012	2011	Dollars	Percentage
Software licenses	$3,704,900	$3,617,400	$87,500	2.4%
Software service fees	2,730,000	2,722,700	7,300	0.3
Other	106,400	244,300	(137,900)	(56.4)
Total Revenue	6,541,300	6,584,400	(43,100)	(0.7)

Cost of revenue
Software service costs	344,400	285,700	58,700	20.5
Software product costs	257,100	229,200	27,900	12.2
Total Cost of revenue	601,500	514,900	86,400	16.8
Gross profit	5,939,800	6,069,500	(129,700)	(2.1)

Operating expenses
Selling and marketing	2,403,400	2,240,900	162,500	7.3
General and administrative	3,759,000	3,084,300	674,700	21.9
Research and development	3,870,900	2,547,400	1,323,500	52.0
Total Operating expenses	10,033,300	7,872,600	2,160,700	27.4
Loss from operations	(4,093,500)	(1,803,100)	2,290,400	127.0

Other income (expense)
Change in fair value of warrants liability	(3,616,600)	222,700	3,839,300	NM
Interest and other income	5,300	4,700	600	12.8)
Interest and other expense	—	(1,400)	1,400	NM
Total other income (expense)	(3,611,300)	226,000	3,837,300	NM
Loss from continuing operations before provision for income tax	(7,704,800)	(1,577,100)	6,127,700	388.5
Provision for income taxes	3,500	2,400	1,100	45.8
Net loss from continuing operations	(7,708,300)	(1,579,500)	6,128,800	388.0
Loss from discontinued operations	(468,400)	(181,600)	286,800	157.9
Net loss	$(8,176,700)	$(1,761,100)	$6,415,600	364.3

NM – not meaningful

Revenue.

Software Licenses.
The table that follows summarizes software licenses revenue for the years ended December 31, 2012 and 2011, and calculates the change in dollars and percentage from 2011 to 2012 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software licenses	2012	2011	Dollars	Percentage
Windows	$2,667,100	$2,430,900	$236,200	9.7%
UNIX/Linux	1,037,800	1,186,500	(148,700)	(12.5)
Total	$3,704,900	$3,617,400	$87,500	2.4

The increase in Windows software licenses revenue for the year was primarily due to the recognition of $343,200, associated with a transaction we entered into with an end user customer during 2011 that had been previously deferred as all criteria necessary for revenue recognition had not been met.  During the second quarter of 2012, all criteria necessary for revenue recognition were met and we began recognizing revenue from this transaction on a ratable basis over the expected maintenance period.  During the second quarter of 2012, we entered into an additional one-time transaction with the end user customer discussed in the preceding sentence for which all criteria necessary for revenue recognition was met, but we lacked VSOE and began recognizing revenue on a ratable basis over the expected maintenance period.  The Windows software license revenue increase in the year was partially offset by lower aggregate revenue derived from our resellers.  We expect to recognize an additional  $16,100 from the 2012 transaction over the remaining maintenance period (three months).

Outside of this one end user customer, we experienced aggregate decreases in revenue of $107,000, or 4.4%, from all other Windows customers for the year  ended December 31, 2012, as compared to 2011.

The decrease in UNIX software licenses revenue was primarily due to reduced ordering levels from three customers. The first customer, a telecommunications carrier, decreased its ordering level by $60,200 in 2012 as compared to its 2011 ordering level, thus reducing the amount of recognizable revenue from such transactions by an equal amount. Competition between telecommunication carriers has historically been volatile and such volatility can directly impact our customer’s sales, which in turn impacts its ordering levels of our UNIX product.  The second customer reduced its ordering level by $53,800 in 2012 as compared to its 2011 ordering level, thus reducing the amount of recognizable revenue from such transactions by an equal amount. This customer is a distributor that had a large one time sale in 2011. They did not have any comparable sale transactions in 2012.  The third customer, also a distributor had  lower revenue in 2012 by $18,800 compared  to 2011..The lower 2012 revenue was due to a lower number of transactions in 2012 compared to 2011  In addition to the customers discussed above, we experienced an aggregate decrease in UNIX software license revenue of $15,900 from all other UNIX customers for the year ended December 31, 2012 as compared to 2011.

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

We released a version of GO-Global iPad Client for Android tablets in February 2012, GO-Global iOS Client in May 2012, GO-Global 4.5 for Windows in August 2012, and a beta version of hopTo in December 2012.  Based on our anticipated continued penetration of those products, we expect 2013 product licensing revenue to exceed 2012 levels.  However, if our continued penetration levels are lower than anticipated, our software licenses revenue could be materially adversely impacted.

Software Service Fees
Software service fees revenue increased by $7,300 in 2012 to $2,730,000 from $2,722,700 in 2011. The number of maintenance contracts purchased in 2012 increased by 34.3% over 2011;  however, due to the maintenance contracts purchased generally having a shorter period than those purchased in 2011, the 2012 revenue was slightly higher than 2011 revenue. Software service fees revenue is deferred upon purchase and recognized ratably over the underlying service period of the applicable maintenance contract. We currently offer one, two, three and five year maintenance contracts on our software products. Since end-user customers typically purchase maintenance contracts for their product licenses and renew such licenses upon expiration, revenue recognized from the sale of service contracts increases when the number of maintenance contracts sold increases. We expect 2013 software service fees revenue to exceed 2012 levels.

Other Revenue
Other revenue decreased by $137,900 in 2012 to $106,400, from $244,300 in 2011, primarily due to a decrease of $101,500 in professional services revenue we recognized from providing certain installation and customization services.  We expect 2013 other revenue to be lower than 2012 levels.

Costs of Revenue.

Software Service Costs -
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

Research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue over the shorter of three years or the remaining estimated life of the products so capitalized. We capitalized approximately $85,400 and $209,900 of software development costs during 2012 and 2011, respectively  During 2012, such costs were incurred in the development of the first hopTo product and in 2011 such costs were incurred in the development of GO Global Cloud and GO Global iPad Client.  Amortization related to these costs was approximately $166,100 and $143,800 during 2012 and 2011, respectively.

Aggregate software costs of revenue for the year ended December 31, 2012 increased by $86,400, or 16.8%, to $601,500 from $514,900 for 2011.  Aggregate software costs of revenue for the years ended December 31, 2012 and 2011 represented approximately 9.2% and 7.8% of total revenue, respectively.

The increase in service costs in 2012, as compared with 2011, was primarily as a result of more time being spent on customer service issues as a result of the introduction of GO-Global 4.5 in August 2012.  We have historically experienced increased customer service requests upon the release of a new product or significant product upgrade.  Service costs include non-cash stock-based compensation. Such costs aggregated approximately $22,200 and $10,400 for 2012 and 2011, respectively.

The increase in software product costs for 2012, as compared with 2011, was primarily the result of recognizing amortization of capitalized software development costs and increased royalties costs associated with certain licenses to third party software included in GO-Global Windows Host 4.

We expect software costs of revenue to approximate 2012 levels in 2013.

Selling and Marketing Expenses.  Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expenses.

Selling and marketing expenses for the year ended December 31, 2012 increased by $162,500, or 7.3%, to $2,403,400 from $2,240,900 for 2011. Selling and marketing expenses for the years ended December 31, 2012 and 2011 represented approximately 36.8% and 34.0%  of total revenue, respectively.  The increase in selling and marketing expenses during 2012, as compared with 2011, was primarily due to increased non-cash compensation costs, outside services costs and employee travel.

Included in selling and marketing employee costs were non-cash compensation costs aggregating approximately $128,900 and $22,400  for 2012 and 2011, respectively.  The increase in these costs resulted from expenses associated with options issued in October 2011 to employees: (a) at the discretion of our Board of Directors on October 5, 2011 and (b) under the terms of our stock option exchange program that closed on October 12, 2011 and expense associated with certain restricted stock awards issued in 2012

We expect 2013 selling and marketing expenses to be higher than 2012 levels as we plan to continue to support our products, particularly our newest products, with various marketing initiatives throughout the year.

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

General and administrative expenses for the year ended December 31, 2012 increased by $674,700, or 21.9%, to $3,759,000 from $3,084,300 for 2011. General and administrative expenses for the years ended December 31, 2012 and 2011 represented approximately 57.5 % and 46.8 % of total revenue, respectively.

The increase in general and administrative expenses for 2012, as compared with 2011, was primarily comprised of costs associated with the one-time separation agreement and release entered into with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors.  See Note 5 to Notes to Consolidated Financial Statements for details   The increase was also attributed to other costs we incurred in connection with the separation agreement, which included one-time legal fees.

Also included in general and administrative expense for 2012 was  non-cash consulting cost of $76,900. Such amount was associated with the warrants issued to ipCapital Group as part of their agreement for performing intellectual property consulting services for us. All consulting costs associated with such services, including all non-cash costs, are recorded as a component of general and administrative expense.

Costs associated with other individual components of general and administrative expenses, including depreciation and amortization, insurance, rent, costs associated with being a publicly-traded entity and bad debts expenses, did not change significantly in 2012, as compared with 2011.

The ending balance of our allowance for doubtful accounts as of December 31, 2012 and 2011 was $33,900 and $25,000, respectively. Bad debts expense was approximately $8,900 and ($7,800) for the years ended December 31, 2012 and 2011, respectively.

Although we expect to continue to make significant investments in our intellectual property in 2013, as part of our intellectual property strategic initiative, we anticipate that general and administrative expense in 2013 will be significantly lower than 2012 due to the non-recurrence of the items discussed above.

Research and Development Expenses.  Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, all costs of our Israeli subsidiary (GraphOn Research Labs Limited), travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $1,323,500, or 52.0%, to $3,870,900 for the year ended December 31, 2012 from $2,547,400 in the prior year. Research and development expenses for the years ended December 31, 2012 and 2011 represented approximately 59.3% and 38.7% of total revenue, respectively.

During 2011 we capitalized $209,900 of software development costs associated with the development of GO-Global Cloud for Windows, and during 2012, we capitalized $85,400 associated with the development of hopTo, which, had they not met the criteria for capitalization, would have otherwise been expensed.

Included in research and development employee costs was non-cash stock-based compensation expense aggregating $342,600 and $94,700, for 2012 and 2011, respectively. The main reason for the increase in the stock-based compensation expense was the 1,600,000 restricted share award granted to our Chief Executive Officer.  The substantial majority of our Chief Executive Officer’s time was spent directly involved in research and development activities related both to our hopTo and GO-Global family of products. We expect this trend to continue in 2013.

In March 2012, we opened a research and development facility in Campbell, California.  As of December 31, 2012, we have hired 4 engineers for this office and we anticipate hiring an additional 5 engineers for this office in 2013.

As a result of these items, we expect 2013 research and development expenses, net of software developments costs we anticipate capitalizing during 2013, to significantly exceed 2012 levels.  The main driver of the increased costs will be the costs associated with our new products development team, which will be primarily comprised of employee costs, recruitment fees, rent, equipment and supplies for the team.

Change in Fair Value of Warrants Liability.  During 2012, we recognized a net change of $3,616,600 in the aggregate fair value of the warrants we issued in the 2011 private placement.

The change in fair value of warrants liability was approximately 55.3% of total revenues for the year ended December 31, 2012.

Income Taxes.  For the years ended December 31, 2012 and 2011, we recorded a current tax provision of approximately $3,500 and $2,400, respectively.  At December 31, 2012, we had approximately $47  million of federal net operating loss carryforwards, which will begin to expire in 2018.  Also at December 31, 2012, we had approximately $16 million of California state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2013. During the years ended December 31, 2012 and 2011, we did not utilize any of our federal and California net operating losses and have recorded a full valuation allowance against each of them.

At December 31, 2012, we had approximately $1.0 million of federal research and development tax credits, which will begin to expire in 2018.

Net Loss from Continuing Operations.  As a result of the foregoing items, we reported a net loss from continuing operations of $7,708,300 for the year ended December 31, 2012, as compared with a net loss from continuing operations of $1,579,500 for 2011.

Loss from Discontinued Operations  During 2012, we reached settlement and licensing agreements that effectively ended all of our then on-going intellectual property litigation.  Having been approached by the respective counter-parties to each of our lawsuits, and in consultation with our board of directors, we determined that it was in our best long-term strategic interests to settle each lawsuit in order to move forward and shift our focus to our software products, including our new product initiatives.  As a result of such determination, we paid $311,000 in aggregate settlement fees.  We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations.  Accordingly, for all periods presented, the results of operations and cash flows related to our former intellectual property segment has been segregated and reported as “Discontinued Operations”.  See Note 16 to our Notes to Unaudited Condensed Consolidated Financial Statements.

As a result of this decision, we reported a loss from discontinued operations, of $468,400 and $118,600, for 2012 and 2011, respectively.

Liquidity and Capital Resources

Our reported net loss of $8,176,700 included three significant non-cash items: depreciation and amortization of $259,700, which was primarily related to amortization of our capitalized software development costs; stock-based compensation expense of $972,400; and a loss in the aggregate value of our warrants liability of $3,616,600 for the warrants issued in the 2011 private placement.

We invested $281,100 in capital expenditures during 2012, primarily related to the opening of our office in Campbell, California. We also invested $80,700 in our hopTo product, net of $4,700 non-cash stock-based compensation costs, which we capitalized as software development costs during 2012.

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

We believe that as a result of the introduction of GO-Global 4.5 for Windows  in 2012, and the expected introduction of new products slated for 2013, our revenue will increase. During 2013, we expect to continue to prioritize the investment of our resources into the development of various new products, and we expect that certain of these investments will ultimately be capitalized as software development costs. Further, due to our expected investments in new products and our intellectual property strategy, we expect our cash flow from operations to decrease. Based on our cash on hand as of December 31, 2012 and the anticipation of increased revenue, we believe that we will have sufficient resources to support our operational plans for the next twelve months.  However, there can be no assurance of increased revenue and we may need to seek additional capital to execute our business plan.  Issuances of additional capital stock would dilute existing shareholders and may give the purchasers additional rights and preferences relative to existing shareholders.

Cash

As of December 31, 2012, cash was approximately $3,960,600 as compared with $7,237,500 as of December 31, 2011.  The main reason for the decrease was the loss from continuing operations of $7,704,800 which included the following significant events;  the separation agreement we entered into with Robert Dilworth, our former Chief Executive Officer,  expenses associated with settling the patent litigation activities, and the costs incurred in opening our office in Campbell, California, including the costs of the new employees hired into such office.  The cash decrease also reflects the loss from the discontinued intellectual property operations.

Stock Repurchase Program
During January 2008, our Board of Directors approved a stock repurchase program. Under this program, up to $1,000,000 may be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. We did not repurchase any shares under this plan during either 2012 or 2011, and as of December 31, 2012, $782,500 remains available for stock repurchases.

Accounts Receivable, net
At December 31, 2012 and 2011, we had $865,900 and $732,100, respectively, in accounts receivable, net of allowances totaling $33,900 and $25,000, respectively.  The increase in net accounts receivable was primarily due to the timing of sales made where over 50% of the net accounts receivable at December 31, 2012 resulted from sales made in the last two weeks of December 2012. From time to time we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital
As of December 31, 2012, we had current assets of $4,976,700 and current liabilities of $3,896,900, which netted to working capital of $1,079,800. Included in current liabilities was the current portion of deferred revenue of $2,921,600.

Commitments and contingencies

During September 2012, we reached settlement and licensing agreements that effectively ended all of our then on-going intellectual property litigation.  Having been approached by the respective counter-parties to each of our lawsuits, and in consultation with our board of directors, we determined that it was in our best long-term strategic interests to settle each lawsuit in order to move forward and shift our focus to our software products, including our new product initiatives.  As a result of such determination, we paid $311,000 in aggregate settlement fees during the year ended December 31, 2012.  We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations.  See Note 16 to our Notes to Consolidated Financial Statements

The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space and is inclusive of our contractual commitments for our Campbell, California office.  The table assumes that we will occupy all currently leased facilities for the full term of each respective lease:

Year Ending December 31,
2013	$145,700
2014	144,200
2015	148,600
2016	153,000
2017	78,400
$669,900

Rent expense aggregated approximately $260,700 and $196,800  for the years ended December 31, 2012 and 2011, respectively.

Recent Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-02 “Other Comprehensive Income” (ASU 2013-02). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of other comprehensive income.  This objective is reached by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  We currently have no amounts that would meet the criteria to be reclassified; accordingly, we do not anticipate that adoption of ASU 2013-02 will have a material impact on our results of operations, cash flows or financial position.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). We currently have no amounts that would meet the criteria of this ASU; accordingly, the adoption of ASU 2011-05 did not have a material impact on our results of operations, cash flows or financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of GraphOn Corporation

We have audited the accompanying consolidated balance sheets of GraphOn Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GraphOn Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Macias Gini & O’Connell LLP
Macias Gini & O’Connell LLP
Walnut Creek, California
April 1, 2013

GraphOn Corporation
Consolidated Balance Sheets
As of December 31,

Assets	2012	2011
Current Assets:
Cash	$3,960,600	$7,237,500
Accounts receivable, net of allowance for doubtful accounts of $33,900 and $25,000 , respectively	865,900	732,100
Prepaid expenses and other current assets	150,200	151,900
Total Current Assets	4,976,700	8,121,500

Capitalized software development costs, net	223,100	303,800
Property and equipment, net	358,900	43,900
Other assets	46,900	39,400
Total Assets	$5,605,600	$8,508,600

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$159,600	$121,500
Accrued expenses	14,200	168,500
Accrued wages	565,300	468,700
Severance liability	209,500	—
Deferred rent	26,700	—
Deferred revenue	2,921,600	2,878,500
Total Current Liabilities	3,896,900	3,637,200

Long Term Liabilities:
Warrants liability	7,390,100	3,696,600
Severance liability	52,900	—
Deferred revenue	570,400	457,200
Deferred rent	127,500	—
Total Liabilities	12,037,800	7,791,000

Commitments and contingencies (Note 11)

Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 82,616,750 and 81,886,926 shares issued and outstanding, respectively	8,300	8,200
Additional paid-in capital	62,425,400	61,398,600
Accumulated deficit	(68,865,900)	(60,689,200)
Total Shareholders' Equity (Deficit)	(6,432,200)	717,600
Total Liabilities and Shareholders' Equity (Deficit)	$5,605,600	$8,508,600

See accompanying notes to consolidated financial statements

GraphOn Corporation
Consolidated Statements of Operations
For the Years Ended December 31,

Revenue	2012	2011
Software licenses	$3,704,900	$3,617,400
Software service fees	2,730,000	2,722,700
Other	106,400	244,300
Total Revenue	6,541,300	6,584,400

Cost of revenue
Software service costs	344,400	285,700
Software product costs	257,100	229,200
Total Cost of Revenue	601,500	514,900

Gross Profit	5,939,800	6,069,500

Operating Expenses
Selling and marketing	2,403,400	2,240,900
General and administrative	3,759,000	3,084,300
Research and development	3,870,900	2,547,400
Total Operating Expenses	10,033,300	7,872,600

Loss from Operations	(4,093,500)	(1,803,100)

Other Income (Expense)
Change in fair value of warrants liability	(3,616,600)	222,700
Interest and other income	5,300	4,700
Interest and other expense	—	(1,400)
Total other income (expense)	(3,611,300)	226,000
Loss from continuing operations before provision for income tax	(7,704,800)	(1,577,100)
Provision for income tax	3,500	2,400
Net loss from continuing operations	(7,708,300)	(1,579,500)
Loss from discontinued operations	(468,400)	(181,600)
Net loss	$(8,176,700)	$(1,761,100)
Loss per share:
Continuing operations – basic and diluted	$(0.09)	$(0.03)
Discontinued operations – basic and diluted	(0.01)	(0.00)
Loss per share – basic and diluted	$(0.10)	$(0.03)
Weighted Average Common Shares Outstanding – Basic and Diluted	82,153,360	57,604,103

See accompanying notes to consolidated financial statements

GraphOn Corporation
Consolidated Statements of Shareholders’ Equity (Deficit)
For the Years Ended December 31,

	2012	2011
Preferred stock - shares outstanding
Beginning balance	—	—
Ending balance	—	—
Common stock - shares outstanding
Beginning balance	81,886,926	45,981,625
Employee stock option issuances	615,447	180,301
Private placement of common stock	—	35,500,000
Employee restricted stock awards	114,377	225,000
Ending balance	82,616,750	81,886,926
Common stock – amount
Beginning balance	$8,200	$4,600
Exercise of employee stock options	100	—
Private placement of common stock – par value	—	3,600
Ending balance	$8,300	$8,200
Additional paid-in capital
Beginning balance	$61,398,600	$58,902,000
Stock-based compensation expense	739,700	264,800
Stock-based compensation expense – severance agreement	237,400	—
Proceeds from private placement of common stock and warrants	—	7,100,000
Costs of private placement of common stock and warrants	—	(974,500)
Allocation of proceeds from common stock and warrants to warrants liability	—	(3,900,700)

Exercise of employee stock options	49,700	10,600

Reclass private placement of common stock – par value amount	—	(3,600)
Ending balance	$62,425,400	$61,398,600
Accumulated deficit
Beginning balance	$(60,689,200)	$(58,928,100)
Net loss	(8,176,700)	(1,761,100)
Ending balance	$(68,865,900)	$(60,689,200)
Total Shareholders' Equity (Deficit)	$(6,432,200)	$717,600

See accompanying notes to consolidated financial statements

GraphOn Corporation
Consolidated Statements Of Cash Flows

	For the Years Ended December 31,
Cash Flows Provided By (Used In) Operating Activities:	2012	2011
Net loss	$(8,176,700)	$(1,761,100)
Loss from discontinued operations	468,400	181,600
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259,700	234,800
Stock based compensation expense	972,400	263,100
Revenue deferred to future periods	4,764,800	4,473,700
Recognition of deferred revenue	(4,608,500)	(3,836,500)
Change in allowance for doubtful accounts	8,900	(7,800)
Loss on disposal of fixed assets	600	—
Change in fair value of derivative instruments - warrants	3,616,600	(222,700)
Accretion of warrants liability for consulting services	76,900	18,600
Changes in severance liability	262,400	—
Changes in deferred rent	26,100	—
Changes in operating assets and liabilities:
Accounts receivable	(142,700)	291,600
Prepaid expenses and other current assets	49,600	(50,300)
Other long term assets	(7,500)	(31,300)
Accounts payable	(9,800)	28,300
Accrued expenses	(154,300)	101,900
Accrued wages	96,600	(58,000)
Net Cash Used In Operating Activities - Continuing Operations:	(2,496,500)	(374,100)
Net Cash Used In Operating Activities - Discontinued Operations	(468,400)	(181,600)
Net Cash Used In Operating Activities	(2,964,900)	(555,700)
Cash Flows Used In Investing Activities:
Capitalized software development costs	(80,700)	(208,200)
Capital expenditures	(281,100)	(25,700)
Net Cash Used In Investing Activities - Continuing Operations	(361,800)	(233,900)
Net Cash Used In Investing Activities - Discontinued Operations	—	—
Net Cash Used In Investing Activities	(361,800)	(233,900)
Cash Flows Provided By (Used In) Financing Activities:
Restricted cash – tax proceeds from restricted stock awards	198,300	—
Restricted cash – tax disbursements for restricted stock awards	(198,300)	—
Proceeds from exercise of employee stock options	49,800	10,600
Proceeds from private placement of common stock and warrants, net of issuance costs	—	6,125,500
Net Cash Provided By Financing Activities - Continuing Operations:	49,800	6,136,100
Net Cash Provided By Financing Activities - Discontinued Operations	—	—
Net Cash Provided By Financing Activities	49,800	6,136,100
Net Increase (Decrease) in Cash	(3,276,900)	5,346,500
Cash, beginning of year	7,237,500	1,891,000
Cash, end of year	$3,960,600	$7,237,500

See accompanying notes to consolidated financial statements

GraphOn Corporation
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

The Company.  GraphOn Corporation, a Delaware corporation, was founded in May 1996. GraphOn Corporation and its subsidiaries are collectively defined in these Notes to Consolidated Financial Statements as the “Company.”

The Company’s headquarters are in Campbell, California.

The Company develops, markets, sells and supports application publishing software solutions and productivity products for mobile devices such as tablets and smartphones. The Company’s immediate focus is on developing mobile productivity software tools that deliver productivity capabilities from remote personal computers (such as those running Microsoft Windows) to modern devices running operating systems such as Apple’s iOS and Google’s Android operating systems. hopTo, the Company’s newest product, provides mobile end-users with a productivity workspace for their mobile devices, which allows users to manage, share, view and edit their documents, regardless of where they are stored. As of March 19, 2013, hopTo has been released in beta format only; thus, it currently generates no revenue. The Company’s sole revenue stream comes from its GO-Global product family, which is an application publishing solution for Windows and UNIX applications.

The Company has made significant investments in intellectual property. The Company’s current operations are conducted in two segments, GO-Global and hopTo, each representing a specific product line.

Basis of Presentation and Use of Estimates.  The consolidated financial statements include the accounts of GraphOn Corporation and its subsidiaries; significant intercompany accounts and transactions are eliminated upon consolidation.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives, valuation and amortization of intangible assets (including capitalized software); depreciation of long-lived assets; valuation of warrants; post-employment benefits; and accruals for liabilities and taxes.  While the Company believes that such estimates are fair, actual results could differ materially from those estimates.

Cash Equivalents.  The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2012 or 2011.

Property and Equipment.  Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, between three and seven years.  Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the lease term or useful lives of the respective assets, between three and seven years.

Shipping and Handling.  Shipping and handling costs are included in cost of revenue for all periods presented.

Software Development Costs.  Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers.  Such capitalized costs are subsequently amortized as costs of revenue over the shorter of three years or the remaining estimated useful life of the product.  The Company capitalized $85,400 and $209,900 of costs meeting the criteria incurred during 2012 and 2011, respectively.

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

If sufficient VSOE of fair value does not exist, so as to permit the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.  If VSOE of the fair value does not exist and the only undelivered element is maintenance, then we recognize revenue on a ratable basis.  If VSOE of the fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

Deferred Rent.  The lease for the Company’s office in Campbell, California, contains free rent and predetermined fixed escalations in our minimum rent payments.  Rent expense related to this lease is recognized on a straight-line basis over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the lease is recorded as part of deferred rent in current or long-term liabilities, as appropriate.

Incentives  received upon entering into the lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. The unamortized portion of these incentives are recorded as a part of deferred rent in current or long-term liabilities, as appropriate.

Post-employment Benefits (Severance Liability).  Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During 2012, the Company recorded $721,800 of severance expense, including stock compensation expense, of which an aggregate of $262,400 is reflected as a severance liability at December 31, 2012. Such liability was recorded as a result of a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as the Company’s Chief Executive Officer and as a member of its board of directors. No such liability was recorded during 2011.

Allowance for Doubtful Accounts.  The allowance for doubtful accounts is based on assessments of the collectability of specific customer accounts and the aging of the accounts receivable.  If there is a deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, the allowance for doubtful accounts is increased. The following table illustrates the details of the Allowance for Doubtful Accounts for the years ended December 31, 2012 and 2011:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2012	$25,000	$—	$—	$8,900	$33,900
2011	$32,800	$—	$—	$(7,800)	$25,000

Income Taxes.  In accordance with FASB ASC 740-10-05, “Income Taxes,” the Company performed a comprehensive review of uncertain tax positions as of December 31, 2012. In this regard, an uncertain tax position represents the expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

The Company and one or more of its subsidiaries are subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. The Company and its subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2009. There are no tax examinations currently underway for any of the Company’s or its subsidiaries’ tax returns for years subsequent to 2008.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amount for the payment of interest or penalties related to any uncertain tax positions at either December 31, 2012 or 2011, as its review of such positions indicated that such potential positions were minimal.

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

As of December 31, 2012, all of the Company’s $7,390,100 Warrants Liability reported at fair value was categorized as Level 3 inputs (see Note 7).  As of December 31, 2011, all of the Company’s $3,696,600 Warrants Liability reported at fair value was categorized as Level 3 inputs (see Note 7).

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

Long-Lived Assets.  Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, annually.  Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate.  Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charges were recorded during either of the years ended December 31, 2012 or 2011.

Loss Contingencies.  The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business.  The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as its ability to reasonably estimate the amount of loss in determining loss contingencies.  An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated.  The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted. No such loss contingency was recorded during either of the years ended December 31, 2012 or 2011.

Stock-Based Compensation. The Company applies the fair value recognition provisions of FASB ASC 718-10, “Compensation – Stock Compensation.”

Valuation and Expense Information Under FASB ASC 718-10

The Company recorded stock-based compensation expense of $972,400 and $263,100 in the years ended December 31, 2012 and 2011, respectively. Such amounts were net of $4,700 and $1,700, respectively, that was capitalized related to software development. As required by FASB ASC 718-10, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

The following table illustrates the non-cash stock-based compensation expense recorded during the years ended December 31, 2012 and 2011 by income statement classification:

	2012	2011
Cost of revenue	$22,200	$10,400
Selling and marketing expense	128,900	22,400
General and administrative expense	478,700	135,600
Research and development expense	342,600	94,700
	$972,400	$263,100

The Company estimated the fair value of each stock-based award granted during the years ended December 31, 2012 and 2011 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2012	2011
Estimated volatility	70% - 174%	154% - 221%
Annualized forfeiture rate	0.0% - 9.79%	0.0% - 5.0%
Expected option term (years)	0.25 – 10.00	0.25 – 10.00
Estimated exercise factor	5 - 15	2 - 20
Approximate risk-free interest rate	0.08% - 2.04%	0.02% - 3.24%
Expected dividend yield	—	—

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

The Company used the average historical volatility of its daily closing price for a period of time equal in length to the expected option term for the option being issued. The period of time over which historical volatility was measured ended on the last day of the quarterly reporting period during which the stock-based award was made.

The Company does not anticipate paying dividends on its common stock for the foreseeable future.

During 2012, the Company awarded 3,764,500 shares of restricted common stock to its officers and 393,000 to various employees. The valuation of the restricted common stock awards was based on the closing fair market value of the Company’s common stock on the grant date. For the restricted common stock awarded to the officers, such fair market value was $0.18 per share, and for the restricted common stock awarded to the employees, such fair market value ranged from $0.22 to $0.26 per share. No restricted common stock was awarded during 2011.

During 2012, the Company granted 4,522,500 options to purchase common stock to its officers and directors at exercise prices ranging from $0.15 to $0.37 per share, and 790,000 to various employees at exercise prices ranging from $0.14 to $0.22 per share.

During 2011, the Company granted 5,497,500 options to purchase common stock to its officers and directors at exercise prices ranging from $0.05 to $0.28 per share, and 2,931,000 to various employees at exercise prices ranging from $0.05 to $0.28 per share.

For all options granted during 2012 and 2011, the Company set the exercise price equal to the closing fair market value of the Company’s common stock as of the date of grant.

Earnings Per Share of Common Stock.  FASB ASC 260-10, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share.  Basic earnings per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.  Potentially dilutive securities are excluded from the computation if their effect is antidilutive.  For the years ended December 31, 2012 and 2011, 41,692,123 and 35,111,690  shares of common stock equivalents were excluded from the computation of diluted earnings per share, respectively, since their effect would be antidilutive.

Comprehensive Loss.  FASB ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources.  Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities.  The individual components of comprehensive income (loss) are reflected in the consolidated statement of operations.  For the years ended December 31, 2012 and 2011, there were no changes in equity (net assets) from non-owner sources.

Reclasifications. In 2012 we classified the tax impact of our warrants liability as a temporary difference.  The presentation of the 2011 tax impact of the warrants liability in Note 9 has been reclassified to conform with the 2012 presentation.

Recent Accounting Pronouncements.  In February 2013, FASB issued ASU No. 2013-02 “Other Comprehensive Income” (ASU 2013-02). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of other comprehensive income.  This objective is reached by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  We currently have no amounts that would meet the criteria to be reclassified; accordingly, we do not anticipate that adoption of ASU 2013-02 will have a material impact on our results of operations, cash flows or financial position.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05 “Presentation of Comprehensive Income” (ASU 2011-05). We currently have no amounts that would meet the criteria of this ASU; accordingly, the adoption of ASU 2011-05 did not have a material impact on our results of operations, cash flows or financial position.

2.  Capitalized Software Development Costs

Capitalized software development costs as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Software development costs	$573,100	$487,700
Accumulated amortization	(350,000)	(183,900)
	$223,100	$303,800

During 2012 we capitalized $85,400 associated with the development of hopTo and during 2011 we capitalized $209,900 of software development costs associated with the development of GO-Global Cloud for Windows, and, which, had they not met the criteria for capitalization, would have otherwise been expensed.

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $166,100 and $143,800 during the years ended December 31, 2012 and 2011, respectively.

3.  Property and Equipment

Property and equipment as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Equipment	$1,171,900	$1,077,200
Furniture	380,200	236,000
Leasehold improvements	147,500	23,000
	1,699,600	1,336,200
Less: accumulated depreciation and amortization	1,340,700	1,292,300
	$358,900	$43,900

Aggregate property and equipment depreciation expense for the years ended December 31, 2012 and 2011 was $93,600 and $51,600, respectively.

4.  Accrued Expenses

Accrued expenses as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
Professional fees	$3,500	$88,400
Consulting services	6,600	60,800
Royalties	—	14,600
Other	4,100	4,700
	$14,200	$168,500

5.  Severance Liability

On April 12, 2012, the Company entered into a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and from the board of directors. Subject to the terms of the separation agreement, effective April 20, 2012 (the “Release Effective Date”) Mr. Dilworth was paid or provided with :

•
On the Release Effective Date, Mr. Dilworth’s outstanding unvested options became fully vested and exercisable, and his outstanding vested options were modified to extend the exercise period. All such options will remain exercisable until the earlier of (i) the expiration dates of each of such options or (ii) the date that is 30 months after the Release Effective Date. The number of shares of common stock issuable upon exercise of such outstanding options is 2,500,000 as of December 31, 2012. The Company recognized $172,700 of non-cash stock-based compensation expense during 2012, as a result of the modification of Mr. Dilworth’s outstanding stock options

•
On the Release Effective Date, Mr. Dilworth was granted an option to purchase 500,000 shares of common stock at an exercise price of $0.20 per share. Such option has a term of 30 months from the date of grant and began vesting and became exercisable at a rate of 62,500 shares per quarter commencing on July 1, 2012. The Company  recognized $64,700 of non-cash stock-based compensation expense during the year ended December 31, 2012 as a result of the issuance of this stock option to Mr. Dilworth.

•
From May 2012 through April 2013, Mr. Dilworth will be paid $27,300 per month. From May 2013 through April 2014, Mr. Dilworth will be paid $13,600 per month.  During the three-month period ended June 30, 2012,  $433,700 of compensation expense related to Mr. Dilworth’s separation agreement was recorded as a liability.  Such amount represented the present value of the future salary and medical insurance (discussed below) continuation payments due Mr. Dilworth under the terms of the separation agreement.  During the year 2012, the Company made salary continuation payments aggregating $218,100  to Mr. Dilworth.  As of December 31, 2012, the aggregate present value of the remaining future salary and medical insurance coverage continuation payments was $262,400, of which $209,500 was reported as a current liability with the balance as a component of long-term liabilities.  All interest expense associated with the salary and medical insurance continuation payments made are charged to general and administrative expenses as incurred.  During 2012, we incurred interest charges of $34,500.

•
From May 2012 through October 2013, the Company will pay the premium costs to continue medical coverage for Mr. Dilworth and his spouse under the Employment Retirement Income Security Act of 1974. Such premiums aggregated $5,800 for May 2012 and June 2012, and will approximate $1,300 per month thereafter. During the year  ended December  31, 2012 we made medical insurance coverage continuation payments of $12,600 and incurred interest charges of $1,800.

•	The Company paid Mr. Dilworth $15,000 as reimbursement for a portion of his legal fees in connection with negotiation of the separation agreement and the release.

Mr. Dilworth’s participation in the Key Employee Severance Plan and the Director Severance Plan was automatically terminated on the Release Effective Date. In addition, the separation agreement contains confidentiality and non-disparagement provisions subject to the terms set forth therein. Pursuant to the terms of the release, Mr. Dilworth provided as of the Release Effective Date a release of claims in connection with his employment and resignation. As a result of the separation agreement, we recognized an aggregate $721,800 of additional operating expenses in as summarized above.

The Company estimated the fair value of each stock-based awards set forth above, which were included as part of Mr. Dilworth’s separation agreement during the year ended December 31, 2012  as of the release date, using a binomial model with the assumptions set forth in the following table:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
Modified options	70% - 157%	0.00%	0.25 – 2.5	10	0.08% - 0.29%	—
New option	157%	0.00%	2.5	10	0.29%	—

Expected volatility is based on the historical volatility of our common stock over the expected option term period ended on the last business day of each respective quarterly reporting period. The estimated forfeiture rate was set to zero as Mr. Dilworth is not obligated to perform any services for us under the terms of the separation agreement. The expected term was based on the actual expiration date of each of the options in the separation agreement. The estimated exercise factor was based on an analysis of historical data; historical exercise patterns; and a comparison of historical and current share prices. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to our expected term on our stock-based awards. We do not anticipate paying dividends on our common stock for the foreseeable future.

The Company discounted the initial aggregate remaining cash salary continuation payments due Mr. Dilworth and medical premiums to be paid on his behalf of $458,600 under the terms of the separation agreement using a 14.3% discount factor, with such factor representing its average cost of capital, which was derived by analyzing the costs incurred in the various private placement transactions it has closed since 2004.

The following table summarizes the salary continuation and medical coverage payments during the period ended December 31, 2012.

	Compensation	Medical Coverage	Total
Balance at April 12, 2012	$433,700	$24,900	$458,600
Accrued interest	34,500	1,800	36,300
Payments	(218,100)	(14,400)	(232,500)
Balance at December 31, 2012	$250,100	$12,300	$262,400

6.  Deferred Rent

As of December 31, 2012 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$2,700	$43,500	$46,200
Deferred rent benefit	24,000	84,000	108,000
	$26,700	$127,500	$154,200

Deferred rent expense represents the remaining balance of the aggregate free rent the Company received from the landlord of its Campbell, California office and escalations that are being recognized over the life of the lease as a component of rent expense. Deferred rent benefit relates to the unamortized portion of the leasehold improvements for such office (i.e., incentives) that  are being recognized on the straight-line basis as a reduction to rent expense over the term of the lease.

There was no deferred rent as of December 31, 2011.

7.  Liability Attributable to Warrants

The exercise price of the warrants issued by the Company in conjunction with the private placement of its common stock (the “2011 private placement”) and the warrants issued to ipCapital Group, an intellectual property consulting firm hired by the Company, could, in certain circumstances, be reset to below-market value. Accordingly, the Company has concluded that such warrants are not indexed to the Company’s common stock; therefore, the warrants were recorded as a liability. Changes in the fair value of the 2011 private placement warrants liability are recognized in other expense and changes in the fair value of the warrants issued to ipCapital are recognized as a component of general and administrative expense in the consolidated statement of operations See Note 14).

The Company used the exercise price of the warrants, as well as the fair market value of its common stock, to determine the fair value of its warrants.  The exercise price for warrants issued in conjunction with the 2011 private placement ranged between $0.20 and $0.26, per share, and was $0.26 per share for the warrants issued to ipCapital. The fair market value of the Company’s common stock was $0.37 and $0.18 per share as of December 31, 2012 and 2011, respectively.

The Company used a binomial pricing model to determine the fair value of its warrants as set forth in the following table:

For the Year Ended December 31, 2012
Warrants	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	159% - 202%	—	3.67 – 4.42	10	0.47% - 1.04%	—
ipCapital	163%-201%	—	3.80 – 4.54	10	0.47% - 1.04%	—

For the Year Ended December 31, 2011
Warrants	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	198% - 199%	—	4.67 – 5.00	10	0.83% - 0.96%	—
ipCapital	199%	—	4.79 – 5.00	10	0.83% - 1.14%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2012:

December 31, 2011 fair value of the warrants liability	$3.696.600
Change in fair value of warrant liability recorded in other income	3,616,600
Accretion of warrant liability recorded in general and administrative expense	76,900
December 31, 2012 fair value of the warrants liability	$7,390,100

8.  Stockholders' Equity

Common Stock.  During 2012, the Company issued 3,764,500 restricted shares of common stock to three executive employees and 393,000 restricted shares to employees.  Restricted shares vest ratably over a 33-month period commencing in the fourth month after the grant date. Upon an grantee’s termination of service to us prior to full vesting any unvested shares will be cancelled.
 Also, the Company issued 615,447 shares of common stock as a result of the exercise of employee stock options, at an average exercise price of approximately $0.08 per share, that resulted in $49,800 proceeds to the Company.

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

In conjunction with the warrants issued in the 2011 private placement, the Company recorded a Warrants Liability of $3,900,700 as of September 1, 2011 on its Balance Sheet. (Note 7)  None of the warrants issued in the 2011 private placement had been exercised at either December 31, 2012 or 2011.

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

Upon expiration of the offer, which occurred on October 12, 2011, participants tendered, and the Company accepted for exchange, 3,447,500 eligible options, representing approximately 84.0% of the total number of eligible options. Pursuant to the terms and conditions of the Offer to Exchange, the Company cancelled all tendered options and, in exchange for such tendered options, immediately thereafter granted an aggregate 3,447,500 new options. The exercise price of the new options was $0.202 per share, which was the closing price of the Company’s common stock on October 12, 2011, as reported by the Over-the-Counter Bulletin Board. The weighted average fair value of the options granted to employees (non-officers) was approximately $0.17 per share and was determined using a binomial pricing model with the following assumptions: estimated volatility - 182%, annualized forfeiture rate - 2.44%, expected option term - 10 years, estimated exercise factor – 5, risk free interest rate – 2.98% and no dividends. The weighted average fair value of the options granted to officers and directors was approximately $0.19 per share and was calculated using a binomial pricing model with the same assumptions as was used for the options granted to employees except that the estimate exercise factor was 15. All of the options vest ratably over a two year period which began on October 12, 2011.  We recognized $56,400 and $39,900 of stock-based compensation expense, net of estimated forfeitures, during the years ended December 31, 2012 and 2011, respectively, related to this tender offer.

Stock Repurchase Program

During the years ended December 31, 2012 and 2011, the Company did not repurchase any of its common stock under the terms of its Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of December 31, 2012, approximately $782,600 remained available for future purchases under this program. The Company is not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at the Company’s discretion.

Stock-Based Compensation Plans

Active Plans

2012 Equity Incentive Plan.  In November 2012, the Company’s 2012 Equity Incentive Plan (the “12 Plan”) was  approved by the stockholders.  Pursuant to the terms of the 12 Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (sometimes referred to individually or collectively as “awards”) may be granted to officers and other employees, non-employee directors and independent consultants and advisors who render services to the Company.  The Company is authorized to issue options to purchase up to 8,817,993 shares of common stock, stock appreciation rights, or restricted  stock in accordance with the terms of the 12 Plan.

In the case of a restricted stock award, the entire number of shares subject to such award would be issued at the time of the grant and subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board.  For awards based on time, should the grantee’s service to the Company end before full vesting occurred, all unvested shares would be forfeited and returned to the Company. In the case of awards granted with vesting provisions based on specific performance conditions, if those conditions were not met, then all shares would be forfeited and returned to the Company. Until forfeited, all shares issued under a restricted stock award would be considered outstanding for dividend, voting and other purposes.

Under the 12 Plan, the exercise price of non-qualified stock options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted.  The exercise price of incentive stock options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted provided, however, that if the recipient of the incentive stock option owns greater than 10% of the voting power of all shares of the Company’s capital stock then the exercise price will be no less than 110% of the fair market value of the Company’s common stock on the date the option is granted.  The purchase price of the restricted stock issued under the 12 Plan shall also not be less than 100% of the fair market value of the Company’s common stock on the date the restricted stock is granted.

All options granted under the 12 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options.  The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant.  The exercise price is immediately due upon exercise of the option.  The maximum term of options issued under the 12 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 12 Plan will terminate no later than November 7, 2022.

During the year ended December 31, 2012, options to purchase 700,000 shares of common stock, with a weighted average grant date fair value of $0.35, were granted under the 12 Plan, and 4,157,500 shares of restricted common stock, with a weighted average grant date fair value of $0.21 were granted  No options had been exercised and 3,960,493 shares of common stock remained available for issuance under the 12 Plan.

No options previously issued under the 12 Plan were exercised during the years ended December 31, 2012 or 2011.

Inactive Plans

The following table summarizes options outstanding as of December 31, 2012 and 2011 that were granted from stock based compensation plans that are inactive. As of December 31, 2012 such plans can no longer grant options.

		Options Outstanding
	Year	Beginning of Year	Granted	Exercised	Cancelled	End of Year
2008 Stock Option Plan	2012	9,469,194	4,262,500	(390,447)	(1,457,247)	11,884,000
2005 Equity Incentive Plan	2012	1,705,000	350,000	(25,000)	(582,500)	1,447,500
1998 Stock Option/Stock Issuance Plan	2012	432,500	—	(200,000)	(95,000)	137,500
Supplemental Stock Option Agreement	2012	30,000	—	—	(25,000)	5,000
		11,636,694	4,612,500	(615,447)	(2,159,747)	13,474,000

2008 Stock Option Plan	2011	1,855,333	8,128,500	(180,301)	(334,338)	9,469,194
2005 Equity Incentive Plan	2011	2,115,000	300,000	—	(710,000)	1,705,000
1998 Stock Option/Stock Issuance Plan	2011	2,691,600	—	—	(2,259,100)	432,500
Supplemental Stock Option Agreement	2011	381,000	—	—	(351,000)	30,000
GG Stock Option Plan	2011	250,000	—	—	(250,000)	—
1996 Stock Option Plan	2011	30,000	—	—	(30,000)	—
		7,322,933	8,428,500	(180,301)	(3,934,438)	11,636,694

Summary – All Plans

A summary of the status of all of the options outstanding under all of the Company’s stock option plans as of December 31, 2012 and 2011, and changes during the years then ended, is presented in the following table:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning	11,636,694	$0.18	7,322,933	$0.27
Granted	5,312,500	$0.22	8,428,500	$0.20
Exercised	(615,447)	$0.08	(180,301)	$0.06
Forfeited or expired	(2,159,747)	$0.20	(3,934,438)	$0.39
Ending	14,174,000	$0.20	11,636,694	$0.18
Exercisable at year-end	14,174,000	$0.20	11,636,694	$0.18
Vested or expected to vest at year-end	13,901,838	$0.20	11,455,294	$0.18
Weighted average fair value of options granted during the period		$0.22		$0.11

As of December 31, 2012 and 2011, of the options exercisable, 6,803,675 and 3,586,444 were vested, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	—	$0.17	3,737,000	7.37	$0.11	3,737,000	$0.11
$0.18	—	$0.20	4,419,500	6.27	$0.20	4,419,500	$0.20
$0.21	—	$0.23	4,167,500	7.30	$0.23	4,167,500	$0.23
$0.25	—	$0.38	1,850,000	9.01	$0.31	1,850,000	$0.31
			14,174,000	7.22	$0.20	14,174,000	$0.20

As of December 31, 2012, there were outstanding options to purchase 14,174,000 shares of common stock with a weighted average exercise price of $0.20 per share, a weighted average remaining contractual term of 7.22 years and an aggregate intrinsic value of $2,422,200.  Of the options outstanding as of December 31, 2012, 6,803,675 were vested, 7,098,163 were estimated to vest in future periods and 272,162 were estimated to be forfeited or to expire in future periods.

As of December 31, 2012, there was approximately $592,900 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately fourteen months.

During 2012, the Company awarded 4,157,500 shares of restricted common stock, which vest ratably, over a 33-month period; however, no shares vest until after three months from the date of the restricted stock award. The Company includes the common stock underlying the restricted stock award in shares outstanding once the common stock underlying the restricted stock award has vested and the restriction has been removed (“releases” or “released”).

A summary of the status of all of the Company’s unreleased restricted stock awards as of December 31, 2012 and changes during the year then ended, is summarized in the following table. The Company did not issue any restricted stock awards during 2011, nor were any previously unreleased restricted stock awards outstanding at any time during 2011.

	2012
	Shares	Weighted Average Fair Value
Beginning unreleased	—	$—
Awarded	4,157,500	$0.18
Released	(114,377)	$0.18
Forfeited	—	$—
Ending unreleased	4,043,123	$0.18

Of the restricted stock awards unreleased at December 31, 2012, 3,816,606 were estimated to be released in future periods and 226,517 were estimated to be forfeited in future periods. The aggregate fair market value of the unreleased restricted stock awards at December 31, 2012, based on the closing price of our stock as of such date of $0.37 was $1,495,955.

As of December 31, 2012, there was approximately $625,400 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately two years and eight months.

9.  Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2012 and 2011 consisted of the following:

Current	2012	2011
Federal	$—	$—
State	—	—
Foreign	3,500	2,400
	$3,500	$2,400
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$3,500	$2,400

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34% for the years ended December 31, 2012 and 2011:

	2012	2011
Federal income tax (benefit) at statutory rate	$(2,617,300)	$(534,500)
Federal income tax (benefit) at statutory rate on discontinued operations	(159,300)	(61,700)
Foreign taxes	3,500	2,400
Compensation from exercise of non-qualified stock options and restricted stock awards	(215,500)	—
Change in valuation allowance	2,987,700	593,500

Meals and entertainment (50%)	9,400	4,400
Other items	(5,000)	(1,700)
Provision (benefit) for income tax	$3,500	$2,400

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2012 and 2011:

	2012	2011
Net operating loss carryforwards	$17,022,000	$15,815,000
Tax credit carryforwards	1,047,000	1,059,000
Depreciation and amortization	39,000	64,000
Compensation expense – non-qualified stock options	583,000	441,000
Deferred revenue and maintenance service contracts	1,391,000	1,329,000
Warrant liability	2,944,000	1,473,000
Deferred compensation	105,000	—
Reserves and other	111,000	89,000
Total deferred tax assets	23,242,000	20,270,000
Deferred tax liability – capitalized software	(89,000)	(121,000)
Net deferred tax asset	23,153,000	20,149,000
Valuation allowance	(23,153,000)	(20,149,000)
Net deferred tax asset	$—	$—

For financial reporting purposes, with the exception of the year ended December 31, 2007, the Company has incurred a loss in each year since inception.  Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable.  Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2011.  The net change in the valuation allowance was $3,004,000 and $2,364,000 for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had approximately $47 million of federal net operating loss carryforwards and approximately $16 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carry forward will begin to expire in 2018 and the California state loss carry forward will began to expire in 2013.
During the years ended December 31, 2012 and 2011, the Company did not utilize any of its federal or California net operating losses. Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period.

At December 31, 2012, the Company had approximately $1 million of federal research and development tax credits that will begin to expire in 2018.

10.  Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables.  The Company places cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution.  As of December 31, 2012, the Company had approximately $3,511,300 of cash with financial institutions in excess of FDIC insurance limits.  As of December 31, 2011, the Company had approximately $6,793,900 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2012 and December 31, 2011, the Company considered the following to be its most significant customers

	2012		2011
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
GAD eG	8.3%	0.0%	6.9%	4.2%
Ericsson	8.2%	19.0%	8.6%	23.8%
GE	8.2%	13.6%	4.5%	0.0%
KitASP	7.8%	0.0%	11.8%	0.0%
Alcatel	5.8%	15.6%	4.9%	10.9%
Elosoft	5.6%	8.6%	5.6%	7.1%
Total	43.9%	56.8%	42.3%	46.0%

The Company performs credit evaluations of customers' financial condition whenever necessary, and does not require cash collateral or other security to support customer receivables.

11.  Commitments and Contingencies

During September 2012, the Company reached settlement and licensing agreements that effectively ended all of its then on-going intellectual property litigation.  Having been approached by the respective counter-parties to each of these lawsuits, and in consultation with the board of directors, the Company determined that it was in its best long-term strategic interests to settle each lawsuit in order to move forward and shift focus to its software products, including our new product initiatives.  As a result of such determination, the Company paid $311,000 in aggregate settlement fees during the three-month period ended September 30, 2012.  The Company does not intend to pursue intellectual property litigation as an integral part of its strategy to fund future operations.

Operating Leases. The Company currently occupies approximately 4,400 square feet of office space in Campbell, California. The office space is rented pursuant to a 64-month operating lease, which will expire no later than June 2017. Rent on the Campbell facility will average approximately $12,300 per month over the term of the lease, net of the Company’s pro rata share of utilities, facilities maintenance and other costs.

The Company currently occupies approximately 5,560 square feet of office space in Concord, New Hampshire, under a lease that will expired in September 2012.  The Company is now renting this space on a month to month basis at a rate of approximately $8,800 per month.

The Company currently occupies approximately 150 square feet of office space in Irvine, California, and Charlotte, North Carolina under leases that each expire in March 2013. Under the terms of these leases, monthly rental payments are approximately $1,200 and $1,000, respectively.  The Company plans to vacate each of these facilities upon expiration of their respective leases.

The Company believes that its current facilities will be adequate to accommodate its needs for the foreseeable future.

Future minimum lease payments, which consist entirely of leases for office space, are set forth below. The table assumes that the Company will occupy all currently leased facilities for the full term of each respective lease:

Year Ending December 31,
2013	$145,700
2014	144,200
2015	148,600
2016	153,000
2017	78,400
$669,900

Rent expense aggregated approximately $260,700 and $196,800 for the years ended December 31, 2012 and 2011, respectively.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2012.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2012.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will operate substantially as described in the applicable program documentation for a period of 90 days after delivery.  The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties and has no liabilities recorded for these agreements as of December 31, 2012.

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

12.  Employee 401(k) Plan

In December 1998, the Company adopted a 401(k) Plan (the “Plan”), to provide retirement benefits for employees.  As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees.  Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service.  In addition, the Company may make discretionary/matching contributions.  During 2012 and 2011, the Company contributed a total of approximately $51,400 and $43,200, to the Plan, respectively.

13.  Supplemental Disclosure of Cash Flow Information

The following table presents supplemental disclosure information for the statements of cash flows for the years ended December 31, 2012 and 2011

Cash Paid:	2012	2011
Income Taxes (1)	$4,100	$2,600
Interest	—	—

(1) All such disbursements were for the payment of foreign income taxes.

During the years ended December 31, 2012 and 2011, the Company capitalized $4,700 and $1,700 , respectively, of stock-based compensation expense, for which no cash was disbursed, as a component of capitalized software costs.

During 2012, the Company capitalized $128,100 of property and equipment for which no cash was disbursed.  The Company recorded $104,100 of such amount to long term liabilities – deferred rent and $24,000 of such amount to current liabilities – deferred rent.

As of December 31, 2012 and 2011, the Company reported approximately $65,400 and $17,500, respectively, as prepaid expense and other current assets for which no cash was disbursed. The Company reported these amounts as a component of accounts payable as of December 31, 2012  and 2011, respectively.

14.  Related Party Transactions

ipCapital Group, Inc.

On October 11, 2011, we engaged ipCapital Group, Inc., an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets. Our engagement agreement with ipCapital, which has been amended three times, affords us the right to request ipCapital to perform a number of diverse services, employing its proprietary processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities.

For the years ended December 31, 2012 and 2011, we paid ipCapital an aggregate $179,300 and $154,200, respectively, for services performed under the engagement agreement, as amended. Prior to entering into the engagement agreement with ipCapital in 2011, they performed an analysis of our intellectual property and the potential methods we could employ to strengthen our intellectual property on a consulting basis. We paid them $50,500 for this analysis in 2011. All amounts paid to ipCapital in 2012 and 2011 have been reported within general and administrative expense.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. Half of the warrant (200,000 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The first vesting installment occurred on October 11, 2012, with the remaining two to occur on October 11, 2013 and 2014, respectively. The remaining 200,000 shares became fully vested upon the completion to our satisfaction of all services that we requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services.

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock; thus, we will accrete the fair value of the warrant as a liability over the anticipated service period. We recognized $76,900 and $18,600 as a component of general and administrative expense during the years ended December 31, 2012 and 2011, respectively, resulting from such accretion. Additionally, in accordance with the liability method of accounting, we will re-measure the fair value of the then-outstanding warrant at each future balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 7)

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (ipCLC).  John Cronin is a partner at ipCLC.  Pursuant to the agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement.

The agreement is effective as of February 4, 2013, and will end 18 months after we or ipCLC serve 60 days written notice of termination to the other party (with earlier termination possible in the event of a material breach).

The Agreement provides for customary confidentiality undertakings, limitations on ipCLC’s total liability and mutual indemnification provisions.

We believe the terms of the Agreement are fair and reasonable to us and are at least as favorable as those that we could be obtained on an arms’ length basis.

Tamalpais Partners LLC

Steven Ledger, the Chairman of the Company’s Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, a business consulting firm. On February 1, 2012, the Company entered into a one year consulting agreement with Tamalpais under which Tamalpais will provide it with advisory services focused on capital and business issues, including assistance on raising capital, mergers, acquisitions, business development and investor relations/positioning. The Company renewed the consulting agreement for an additional year upon its expiration. During 2012, we paid Tamalpais $66,000 for services rendered to us under the terms of this consulting agreement.

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

During 2012, the Company entered into settlement and licensing agreements that effectively ended all of its then ongoing intellectual property litigation activities.  As a result of these agreements, the Company will no longer be pursuing patent litigation as an integral funding strategy for its operations.(Note 16).  Also in 2012, the Company added a new segment hopTo and now have two segments Go-Global and hopTo with Go-Global being the only source of revenue, currently.

The Company will continue to pursue the intellectual property initiatives it has have undertaken in conjunction with its relationship with ipCapital, however the Company believes that these initiatives do not comprise a reporting segment as the intent of these initiatives is to support and leverage its current software products and those in development. Segment revenue for the years ended December 31, 2012 and 2011 was as follows:

			Increase (Decrease)
	2012	2011	Dollars	Percentage
GO-Global	$6,541,300	$6,584,400	$(43,100)	-0.7%
hopTo	—	—	—	n/a
Consolidated Total	$6,541,300	$6,584,400	$(43,100)	-0.7%

Segment loss from operations for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
GO-Global	$(6,027,100)	$(1,579,500)
hopTo	(1,681,200)	—
Total from continuing operations	(7,708,300)	(1,579,500)
Net loss from discontinued operations	(468,400)	(181,600)
Consolidated Total	$(8,176,700)	$(1,761,100)

The Company does not allocate interest and other income, interest and other expense, or income tax to its segments.

As of December 31, 2012 segment fixed assets (long-lived assets) were as follows:

	Cost Basis	Accumulated Depreciation /Amortization	Net
GO-Global	$1,853,200	$(1,640,200)	$213,000
hopTo	437,300	(50,500)	386,800
Discontinued operations	2,839,000	(2,839,000)	—
Unallocated	29,100	—	29,100
Total	$5,158,600	$(4,529,700)	$628,900

The Company does not maintain any significant long-lived assets outside of the United States.

Products and services provided by the GO-Global segment include all currently available versions of the GO-Global family of products, OEM private labeling kits, software developer’s kits, maintenance contracts, and product training and support. The hopTo segment, which is under development will provide mobile end-users with a productivity workspace for their mobile devices that will allow users to manage, share, view, and edit their documents, regardless of where they are stored. We expect to launch the first public release of hopTo through Apple’s App Store in the first half of 2013.  The Company’s two segments do not engage in cross-segment transactions.

Amounts pertaining to the Company’s ipCapital initiatives, which have been previously reported in its former intellectual property segment, have been reclassified to our software segment for all periods presented.

Revenue by country for the years ended December 31, 2012 and 2011 was as follows.

	Years Ended December 31,
Revenue by Country	2012	2011
United States	$2,499,600	$1,941,800
Germany	731,200	173,900
Other Countries	3,310,500	4,468,700
Total	$6,541,300	$6,584,400

16. Discontinued Operations

During the 2012, the Company reached settlement agreements that effectively ended all of its then on-going intellectual property litigation.  With the settlement of all of its patent litigation activities the Company has ceased actively pursuing intellectual property litigation regarding its NES patents as an integral part of its strategy to fund its operations.  Accordingly for all periods presented the results of operations and cash flows related to our former intellectual property segment has been segregated and reported as “Discontinued Operations”.  There was no revenue derived from intellectual property litigation in either 2012 or 2011.  During 2012 the Company incurred costs related to intellectual property litigation activities of $468,400, including one-time settlement fees, which aggregated $311,000.

The Company  will continue to make significant investments in its intellectual property during 2013 and  believes such investments will be an asset that will leverage its product strategy and protect its long-term growth strategies.  The Company does not intend to pursue intellectual property litigation as an integral part of its strategy to fund its future operations.

As of December 31 2012 and 2011, all of the Company’s patents were fully amortized.  Additionally, the Company has characterized the NES patents as “held for sale” and will be pursuing reasonable sales opportunities for such patents as they become known to us .

17. Subsequent Event

Warrants

Between January 1, 2013 and March 19, 2013, 462,500 warrants issued in conjunction with the 2011 private placement were exercised. Such warrants carried an exercise price of $0.26 per share, thus, the exercise of these warrants resulted in cash proceeds to the Company of $120,250.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Interim Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2013Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2012

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

(b)  Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2	Second Amended and Restated Bylaws of Registrant (2)
4.1	Form of certificate evidencing shares of common stock of Registrant (3)
4.2	Form of Warrant issued on September 1, 2011 (4)
4.3	Warrant to Purchase Common Stock, dated October 11, 2011 (5)
10.1*	Restricted Stock Agreement (1 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.2*	Restricted Stock Agreement (2 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.3*	Restricted Stock Agreement with Christoph Berlin dated August 15, 2012 (15)
10.4*	Restricted Stock Agreement with Robert Dixon dated August 15, 2012 (15)
10.5	Separation Agreement, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.6	Release, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.7	1998 Stock Option/Stock Issuance Plan of Registrant (7)
10.8	Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)
10.9	2005 Equity Incentive Plan (8)
10.10	2008 Equity Incentive Plan, as Amended (9)
10.11*	Employment Agreement, dated June 30, 2011, by and between Registrant and Eldad Eilam (16)
10.12*	Director Severance Plan (11)
10.13*	Key Employee Severance Plan (11)
10.14	Securities Purchase Agreement, dated September 1, 2011 (4)
10.15	Form of Registration Rights Agreement, dated September 1, 2011 (4)
10.16(a)	Engagement Agreement, dated October 11, 2011, by and between Registrant and ipCapital Group, Inc. (5)
10.16(b)	First Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 7, 2011 (12)
10.16(c)	Second Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 14, 2011 (12)
10.16(d)	Third Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of January 20, 2012 (13)
10.17	Office Lease between Registrant and CA-Pruneyard Limited Partnership, dated as of December 19, 2011 (16)
10.18	Consulting Agreement, dated February 1, 2012, by and between Registrant and Steven Ledger/Tamalpais Partners LLC (16)
10.19	Intellectual Property Brokerage Agreement by and between Registrant and ipCapital Licensing Company I, LLC, dated as of February 4, 2013 (17)
14.1	Code of Ethics (7)
21.1	Subsidiaries of Registrant
23.1	Consent of Macias Gini & O’Connell LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
101
The following financial information from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, (v) Notes to Consolidated Financial Statements

*Compensatory Plan

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
(9)	Filed on September 29, 2011 as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-177069) and incorporated herein by reference
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
(13)	Filed on February 14, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference
(14)	Filed on May 21, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and incorporated herein by reference.
(15)	Filed on November 14, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly reporting period ended September 30, 2012, and incorporated herein by reference.
(16)	Filed on April 16, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.
(17)	Filed on February 19, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.

(c)  Financial Statement Schedule

Not applicable for smaller reporting companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation

April 1, 2013	By:	/s/ Eldad Eilam
Eldad Eilam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Ledger	Chairman of the Board	April 1, 2013
Steven Ledger

/s/ Eldad Eilam	Chief Executive Officer, President and Director (Principal Executive Officer)	April 1, 2013
Eldad Eilam

/s/ Robert L. Dixon	Interim Chief Financial Officer and Secretary	April 1, 2013
Robert L. Dixon	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam M. Auriemma	Director	April 1, 2013
Sam M. Auriemma

/s/ Michael A. Brochu	Director	April 1, 2013
Michael A. Brochu

/s/ John Cronin	Director	April 1, 2013
John Cronin

/s/ August P. Klein	Director	April 1, 2013
August P. Klein