Form 10-K/A
period 2012-12-31
GRAPHON CORP/DE
filed 2013-04-12
CIK 1021435

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

Explanatory Note

This Form 10-K/A, Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013 (the “Original Filing”) is being filed solely to correct a typographical error on Exhibit 32.1, Certification of Annual Report by Interim Chief Financial Officer, which inadvertently listed the date incorrectly.

Except for the items described above, no other information in the Original Filing is amended hereby, and this amendment does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission.

In addition, in connection with filing of this Amendment, and pursuant to the rules of the SEC, our Chief Executive Officer and Interim Chief Financial Officer have reissued their Section 906 and 302 certifications and Macias Gini & O’Connell LLP have reissued their consent.

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
101
The following financial information from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, (v) Notes to Consolidated Financial Statements (18)

*Compensatory Plan

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
(13)	Filed on February 14, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference
(14)	Filed on May 21, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and incorporated herein by reference.
(15)	Filed on November 14, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly reporting period ended September 30, 2012, and incorporated herein by reference.
(16)	Filed on April 16, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.
(17)	Filed on February 19, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.
(18)	Submitted electronically with the Original Form 10-K.

(c)  Financial Statement Schedule

Not applicable for smaller reporting companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation

April 11, 2013	By:	/s/ Eldad Eilam
Eldad Eilam
Chief Executive Officer