Form 10-Q
period 2013-03-31
GRAPHON CORP/DE
filed 2013-05-14
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2013
Commission File Number: 0-21683

GraphOn Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-3899021
(State of incorporation)	(IRS Employer Identification No.)

1901 S. Bascom Avenue, Suite 660
Campbell, CA 95008
(Address of principal executive offices)

Registrant’s telephone number:
(800) GRAPHON
(408) 688-2674

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
Yes ☐ No ☒

As of May 8, 2013, there were issued and outstanding 88,312,751 shares of the registrant’s common stock, par value $0.0001.

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
•
other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report, as amended on Form 10-K/A for the year ended December 31, 2012, which was filed with the SEC on April 12, 2013, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	March 31, 2013	December 31, 2012
Current Assets:
Cash	$3,575,700	$3,960,600
Accounts receivable, net	601,900	865,900
Prepaid expenses	133,400	150,200
Total Current Assets	4,311,000	4,976,700

Capitalized software development costs, net	646,100	223,100
Property and equipment, net	353,700	358,900
Other assets	46,900	46,900
Total Assets	$5,357,700	$5,605,600

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$830,200	$739,100
Deferred revenue	2,661,600	2,921,600
Severance liability	171,800	209,500
Deferred rent	27,700	26,700
Total Current Liabilities	3,691,300	3,896,900

Warrants liability	10,697,200	7,390,100
Deferred revenue	549,500	570,400
Deferred rent	120,300	127,500
Severance liability	13,500	52,900
Total Liabilities	15,071,800	12,037,800

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 83,872,781 and 82,616,750 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	8,400	8,300
Additional paid-in capital	63,046,300	62,425,400
Accumulated deficit	(72,768,800)	(68,865,900)
Total Stockholders' (Deficit)	(9,714,100)	(6,432,200)
Total Liabilities and Stockholders' (Deficit)	$5,357,700	$5,605,600

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue	$1,617,000	$1,610,600
Costs of revenue	111,800	138,500
Gross profit	1,505,200	1,472,100

Operating expenses:
Selling and marketing	499,000	574,500
General and administrative	746,000	1,044,000
Research and development	713,200	1,053,100
Total operating expenses	1,958,200	2,671,600

Loss from operations	(453,000)	(1,199,500)

Other expense - change in fair value of warrants liability	(3,448,700)	(58,600)
Other income (expense), net	(100)	2,400
Loss from continuing operations before provision for income tax	(3,901,800)	(1,255,700)
Provision for income tax	1,100	1,000
Loss from continuing operations	(3,902,900)	(1,256,700)
Loss from discontinued operations	—	(30,400)
Net loss	$(3,902,900)	$(1,287,100)
Loss per share:
Continuing operations – basic and diluted	(0.05)	(0.02)
Discontinued operations – basic and diluted	—	—
Loss per share – basic and diluted	$(0.05)	$(0.02)
Average weighted common shares outstanding – basic and diluted	83,139,078	81,914,393

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
Cash Flows Provided By (Used In) Operating Activities:	(Unaudited)	(Unaudited)
Net Loss	$(3,902,900)	$(1,287,100)
Loss from discontinued operations	—	30,400
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,700	55,200
Stock-based compensation expense	185,800	189,400
Change in fair value of derivative instruments - warrants	3,448,700	58,600
Accretion of warrants liability for consulting services	73,500	18,700
Revenue deferred to future periods	794,900	1,363,900
Recognition of deferred revenue	(1,075,800)	(1,099,200)
Changes in severance liability	(77,100)	—
Changes in deferred rent	(6,200)	9,400

Changes to allowance for doubtful accounts	(18,300)	200
Changes in operating assets and liabilities:
Accounts receivable	282,300	46,600
Prepaid expenses	16,800	19,200
Accounts payable and accrued expenses	91,100	235,200
Other long term assets	—	7,400
Net Cash Used In Continuing Operations	(120,500)	(352,100)
Net Cash Used in Discontinued Operations	—	(22,200)
Net Cash Used in Operating Activities	(120,500)	(374,300)

Cash Flows Used In Investing Activities:
Capital expenditures	(20,000)	(193,700)
Capitalized software development costs	(427,800)	—
Net Cash Used In Investing Activities Continuing Operations	(447,800)	(193,700)
Net Cash Used In Investing Activities Discontinued Operations	—	—
Net Cash Used In Investing Activities	(447,800)	(193,700)

Condensed Consolidated Statements of Cash Flows (Continued)

	Three Months Ended March 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows Provided By Financing Activities:
Proceeds from exercise of warrants	120,200	—
Proceeds from exercise of employee stock options	63,200	3,900
Net Cash Provided By Financing Activities from Continuing Operations	183,400	3,900
Net Cash Provided By Financing Activities from Discontinued Operations	—	—
Net Cash Provided By Financing Activities	183,400	3,900

Net Decrease in Cash	(384,900)	(564,100)
Cash - Beginning of Period	3,960,600	7,237,500
Cash - End of Period	$3,575,700	$6,673,400

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report, as amended, on Form 10-K/A for the year ended December 31, 2012, which was filed with the SEC on April 12, 2013 (“2012 10-K/A Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2013 or any future period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives, valuation, and amortization of intangible assets (including capitalized software); depreciation of long-lived assets; valuation of warrants; post-employment benefits, and accruals for liabilities. While we believe that such estimates are fair, actual results could differ materially from those estimates.

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

Software license revenues are recognized when:

●
Persuasive evidence of an arrangement exists, (i.e., when we sign a non-cancelable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer’s purchase order), and

●
Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance (i.e., when title and risk of loss have been transferred to the customer, which occurs when the media containing the licensed program(s) is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed program(s)), and

●	The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancelable contract, or a customer’s purchase order, and
●	Collectability is probable. If collectability is not considered probable, revenue is recognized when the fee is collected.

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

All of our software licenses are denominated in U.S. dollars.

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

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During 2012, we recorded $721,800 of severance expense, respectively, including stock compensation expense, of which an aggregate of $185,300 and $262,400 is reflected as a severance liability, at March 31, 2013 and December 31, 2012, respectively. Such liability was recorded as a result of a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three-month periods ended March 31, 2013 or 2012.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended March 31, 2013 and 2012:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2013	$33,900	$—	$—	$(18,300)	$15,600
2012	25,000	—	—	200	25,200

Concentration of Credit Risk

For the three-month periods ended March 31, 2013 and 2012 respectively, we considered the following to be our most significant customers. The table sets forth the percentage of sales attributable to each customer for the three-month periods ended March 31, 2013 and 2012, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of March 31, 2013 and 2012.

	2013		2012
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Ericsson	12.8%	27.8%	6.9%	18.3%
Alcatel-Lucent	10.0%	21.8%	4.0%	10.5%
IDS	8.4%	0.0%	5.5%	0.0%
Elosoft	6.5%	10.8%	3.6%	7.6%
Total	37.7%	60.4%	20.0%	36.4%

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

As of March 31, 2013, all of our $10,697,200 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 4).

Recent Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-02 “Other Comprehensive Income” (ASU 2013-02). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of other comprehensive income.  This objective is reached by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  ASU 2013-02 is effective and is to be applied prospectively to reporting periods beginning after December 15, 2012.We currently have no amounts that would meet the criteria to be reclassified; accordingly, the adoption of ASU 2013-02 did not have a material impact on our results of operations, cash flows or financial position. Comprehensive loss equals net loss for the periods ended March 31, 2013 and 2012, respectively.

In July 2012, FASB issued ASU No. 2012-02 “Intangibles – Goodwill and Other” (ASU 2012-02). The objective of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. Early adoption is permitted. We currently have no goodwill or indefinite-lived intangible assets; accordingly, the adoption of ASU 2012-02 did not have a material impact on our results of operations, cash flows or financial position.

3.	Property and Equipment

Property and equipment was:

	March 31, 2013	December 31, 2012
Equipment	$1,191,900	$1,171,900
Furniture	380,200	380,200
Leasehold improvements	147,500	147,500
	1,719,600	1,699,600
Less: accumulated depreciation and amortization	1,365,900	1,340,700
	$353,700	$358,900

Aggregate property and equipment depreciation and amortization expense was $25,200 and $13,700 during the three-month periods ended March 31, 2013 and 2012, respectively. During the three-month period ended March 31, 2013, we capitalized the following costs: equipment; $20,000.

4.	Liability Attributable to Warrants

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

Under ASC 820, “Fair Value Measurement,” we re-measure the fair value of our outstanding warrants at every balance sheet date. As an integral part of the re-measurement process, we reevaluate each of the assumptions used, and when circumstances change or we become aware of new information affecting any of our assumptions, we adjust those assumptions accordingly. During the three months ended March 31, 2013 two investors in the 2011 private placement exercised an aggregate 462,500 warrants. While closing our books for the three months ended March 31, 2013, we reevaluated our internal assumptions based on historic and recent exercise patterns and analysis of our stock performance. Based on the work performed, we concluded that a lowering of our estimated exercise factor for the warrants issued in conjunction with the 2011 private placement from 10 to 4 was appropriate (see the assumptions used, as set forth in the tables, below).

Changes in fair value of the 2011 Private Placement warrants liability are recognized in other expense and changes in the fair value of the warrants issued to ipCapital are recognized as a component of general and administrative expense in the condensed consolidated statement of operations.

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants.  The exercise price for warrants issued in conjunction with the 2011 private placement ranged between $0.20 and $0.26, per share, and was $0.26 per share for the warrants issued to ipCapital. The fair market value of our common stock was $0.63 and $0.18 per share as of March 31, 2013 and 2012, respectively.

We used a binomial pricing model to determine the fair value of our warrants as of March 31, 2013 and December 31, 2012, the balance sheet dates, using the following assumptions:

For the Three Months Ended March 31, 2013
	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	145%	—	3.42	4	0.36%	—
ipCapital	145%	—	3.54	10	0.36%	—

For the Year Ended December 31, 2012
	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	159% - 202%	—	3.67 – 4.42	10	0.47% - 1.04%	—
ipCapital	163% - 201%	—	3.80 – 4.54	10	0.47% - 1.04%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2013:  During the three month period ended March 31, 2013 warrants were exercised for 462,500 shares.

Warrants liability – December 31, 2012 fair value	$7,390,100
Change in fair value of warrant liability recorded in other expenses	3,448,700
Accretion of warrant liability recorded in general and administrative expense	73,500
Reclassification of warrants liability to equity from the exercise of warrants	(215,100)
Warrants liability – March 31, 2013 fair value	$10,697,200

The following table reconciles the number of warrants outstanding for the periods ended March 31, 2013 and 2012, respectively.

For the Period Ended March 31, 2013
	Beginning Outstanding	Exercised	Ending Outstanding
2011 Private Placement	23,075,000	462,500	22,612,500
ipCapital	400,000	—	400,000
Total	23,475,000	462,500	23,012,500

For the Period Ended March 31, 2012
	Beginning Outstanding	Exercised	Ending Outstanding
2011 Private Placement	23,075,000	—	23,075,000
ipCapital	400,000	—	400,000
Total	23,475,000	—	23,475,000

5.  Severance Liability

On April 12, 2012, we entered into a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. Subject to the terms of the separation agreement, effective April 20, 2012 (the “Release Effective Date”) we paid or provided Mr. Dilworth the following:

•
On the Release Effective Date, Mr. Dilworth’s outstanding unvested options became fully vested and exercisable, and his outstanding vested options were modified to extend the exercise period. All options will remain exercisable until the earlier of (i) the expiration dates of each of such options or (ii) the date that is 30 months after the Release Effective Date. The number of shares of common stock issuable upon exercise of such outstanding options is 2,000,000. We recognized $172,700 of non-cash stock-based compensation expense during 2012, as a result of the modification of Mr. Dilworth’s outstanding stock options.  No expense was recognized during the three- month period ended March 31, 2013 as a result of the modifications.

•
On the Release Effective Date, Mr. Dilworth was granted an option to purchase 500,000 shares of common stock at an exercise price of $0.20 per share. Such option has a term of 30 months from the date of grant and will vest and become exercisable at a rate of 62,500 shares per quarter commencing on July 1, 2012. We recognized $64,700 of non-cash stock-based compensation expense during 2012 as a result of the issuance of this stock option to Mr. Dilworth.  No expense was recognized during the three-month period ended March 31, 2013 as a result of the issuance.

•
From May 2012 through April 2013, Mr. Dilworth will be paid $27,300 per month. From May 2013 through April 2014, Mr. Dilworth will be paid $13,600 per month.  During the three-month period ended June 30, 2012, we recognized $433,700 compensation expense related to Mr. Dilworth’s separation agreement, which we recorded as a liability.  Such amount represented the present value of the future salary and medical insurance (discussed below) continuation payments due Mr. Dilworth under the terms of the separation agreement.  During the three-month period ended March 31, 2013, we made salary continuation payments aggregating $81,800 to Mr. Dilworth.  As of March 31, 2013, the aggregate present value of the remaining future salary and medical insurance coverage continuation payments was $185,300, of which $171,800 was reported as a current liability with the balance as a component of long-term liabilities.  All interest expense associated with the salary and medical insurance continuation payments made are charged to general and administrative expenses as incurred.  During the three-month period ended March 31, 2013, we incurred interest charges of $8,200.

•
From May 2012 through October 2013, we will pay the premium costs to continue medical coverage for Mr. Dilworth and his spouse under the Employment Retirement Income Security Act of 1974. Such premiums aggregated $5,800 for May 2012 and June 2012, and will approximate $1,300 per month thereafter. During the three-month period ended March 31, 2013 we made medical insurance coverage continuation payments of $3,900.  During the three-month period ended March 31, 2013, we incurred interest charges of $400.

•	We paid Mr. Dilworth $15,000 as reimbursement for a portion of his legal fees in connection with negotiation of the separation agreement and the release.

Mr. Dilworth’s participation in the Key Employee Severance Plan and the Director Severance Plan was automatically terminated on the Release Effective Date. In addition, the separation agreement contains confidentiality and non-disparagement provisions subject to the terms set forth therein. Pursuant to the terms of the release, Mr. Dilworth provided as of the Release Effective Date a release of claims in connection with his employment and resignation. As a result of the separation agreement, we recognized an aggregate $721,800 of additional operating expenses, as summarized above of which all such expense was recognized contemporaneously with the consummation of Mr. Dilworth’s separation agreement during the second quarter of 2012.

We estimated the fair value of each stock-based award set forth above, which were included as part of Mr. Dilworth’s separation agreement during 2012 , using a binomial model with the assumptions set forth in the following table:

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

The following table summarizes the salary continuation and medical coverage payments during the three-month period ended March 31, 2013.

	Compensation	Medical Coverage	Total
Balance at December 31, 2012	$250,100	$12,300	$262,400
Accrued interest	8,200	400	8,600
Payments	(81,800)	(3,900)	(85,700)
Balance at March 31, 2013	$176,500	$8,800	$185,300

6.	Deferred Rent

As of March 31, 2013 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$3,700	$42,300	$46,000
Deferred rent benefit	24,000	78,000	102,000
	$27,700	$120,300	$148,000

As of December 31, 2012 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$2,700	$43,500	$46,200
Deferred rent benefit	24,000	84,000	108,000
	$26,700	$127,500	$154,200

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

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012, respectively, by classification:

	Three Months Ended March 31,
Statement of Operations Classification	2013	2012
Costs of revenue	$2,100	$6,300
Selling and marketing expense	40,500	26,400
General and administrative expense	94,900	73,100
Research and development expense	48,300	83,600
	$185,800	$189,400

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended March 31, 2013.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2012	14,174,000	$0.20
Granted	—	—
Exercised	(431,500)	0.14
Forfeited or expired	—	—
Outstanding – March 31, 2013	13,742,500	$0.20	7.14	$5,897,500

Of the options outstanding as of March 31, 2013, 7,627,407 were vested, 5,895,614 were estimated to vest in future periods and 219,479 were estimated to be forfeited prior to their vesting.  As of March 31, 2013, there was approximately $457,100 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation attributable to unvested stock options. Such cost is expected to be recognized over a weighted-average period of approximately eleven months.

All options are exercisable immediately upon grant.  Options vest, ratably over a 33-month period commencing in the fourth month after the grant date.  We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

During the three-month period ended March 31, 2013, we awarded 385,000 shares of restricted common stock, which vest ratably, over a 33-month period; however, no shares vest until after three months from the date of the restricted stock award. We include the common stock underlying the restricted stock award in shares outstanding once the common stock underlying the restricted stock award has vested and the restriction has been removed (“releases” or “released”).

The following table presents summaries of the status and activity of our restricted stock awards for the three-month period ended March 31, 2013.  We did not issue any restricted stock awards during the three-month period ended March 31, 2012.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – December 31, 2012	4,043,123	$0.18
Awarded	385,000	0.45
Released	(362,031)	0.18
Forfeited	—	—
Outstanding – March 31, 2013	4,066,092	$0.21	2.39	$ 779,700

As of March 31, 2013, there was approximately $730,200 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation attributable to the unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately twenty-nine months.

8.	Revenue

Revenue for the three-month periods ended March 31, 2013 and 2012 was:

	Three Months Ended March 31,		2013 Over (Under) 2012
Revenue	2013	2012	Dollars	Percent
Software Licenses
Windows	$640,100	$632,600	$7,500	1.2%
UNIX/Linux	270,800	263,500	7,300	2.8%
	910,900	896,100	14,800	1.7%
Software Service Fees
Windows	461,200	425,200	36,000	8.5%
UNIX/Linux	227,300	237,400	(10,100)	-4.3%
	688,500	662,600	25,900	3.9%
Other	17,600	51,900	(34,300)	-66.1%
Total Revenue	$1,617,000	$1,610,600	$6,400	0.4%

9.	Cost of Revenue

Cost of revenue for the three-month periods ended March 31, 2013 and 2012 was:

	Three Months Ended March 31,		2013 Over (Under) 2012
	2013	2012	Dollars	Percent
Software service costs	$63,600	$73,000	$(9,400)	(12.9)%
Software product costs	48,200	65,500	(17,300)	(26.4)%
	$111,800	$138,500	$(26,700)	(19.3)%

10.	Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	March 31, 2013	December 31, 2012
Software development costs	$1,037,600	$573,100
Accumulated amortization	(391,500)	(350,000)
	$646,100	$223,100

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $41,500 during each of the three-month periods ended March 31, 2013 and 2012.  We recorded $464,500 and $0 of capitalized software development costs during the three-month periods ended March 31, 2013 and 2012, respectively.  Such costs capitalized during the during the three-month period ended March 31, 2013 were associated with the development of our new product hopTo, which was released on April 15, 2013.  Had these costs not met the criteria for capitalization, they would have been expensed.

11.	Stockholders’ Equity

Stock Repurchase Program

During each of the three-month periods ended March 31, 2013 and 2012, we did not repurchase any of our common stock under the terms of our Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of March 31, 2013, approximately $782,600 remained available for future purchases under this program. We are not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at our discretion.

12.	Commitments and Contingencies

Our corporate headquarters currently occupy 4,413 square feet of office space in Campbell, California, under a five-year lease that expires June 30, 2017. The following table sets forth the minimum lease payments we will be required to make throughout the remainder of this lease:

Year	Amount
Remainder of 2013	$105,500
2014	144,200
2015	148,600
2016	153,000
2017	78,400
$629,700

13.	Supplemental Disclosure of Cash Flow Information

We did not disburse any cash for the payment of interest expense during either of the three-month periods ended March 31, 2013 or 2012.

We disbursed $1,100 for the payment of income taxes during the three-month periods ended March 31, 2013 and 2012, respectively. All such disbursements were for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs Ltd.

During the three-month period ended March 31, 2013, we capitalized $36,700 of stock-based compensation expense for which no cash was disbursed, as a component of capitalized software development costs.

During the three month period ended March 31, 2013, we reduced our warrants liability by $215,100. No cash was disbursed in conjunction with this reduction. Such reduction occurred as a result of the exercise of 462,500 warrants during such period (see Note 4).

During the three-month period ended March 31, 2012 we incurred costs associated with discontinued intellectual property operations activities of $30,400 of which $22,200 was disbursed, and the balance reported as component of accounts payable.  During the three-month period ended March 31, 2012, we capitalized $140,000 of property and equipment for which no cash was disbursed. We recorded $104,100 of such amount to long term liabilities – deferred rent and the balance to accounts payable and accrued liabilities. Also, we reported approximately $6,700 as prepaid expense for which no cash was disbursed. We reported this amount as a component of accounts payable as of March 31, 2012.

14.	Earnings (Loss) Per Share

Earnings or loss per share is calculated by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share (“Diluted EPS”) is calculated by dividing the net income or loss for the period by the total of the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of such potential shares of common stock would have an anti-dilutive effect. During all periods presented in our Condensed Consolidated Statements of Operations, potentially dilutive securities included shares of common stock potentially issuable upon exercise of stock options and exercise of warrants. During the three-month period ended March 31, 2013, potentially dilutive securities also included common stock potentially issuable upon the release (future vesting) of unvested restricted stock awards. Diluted EPS excludes the impact of potential issuance of shares of common stock related to our stock options in periods in which the exercise price of the stock option is greater than the average market price of our common stock during such periods.

For the three-month periods ended March 31, 2013 and 2012, 40,421,088 and 37,548,105 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

15.	Segment Information

FASB has established guidance for reporting information about operating segments that require segmentation based on our internal organization and reporting of revenue and operating income, based on internal accounting methods. Our financial reporting systems present various data for management to operate the business prepared in methods consistent with such guidance.

During 2012, we entered into settlement and licensing agreements that effectively ended all of our then ongoing intellectual property litigation activities (Note 17).  As a result of these agreements, we will no longer be pursuing patent litigation as an integral funding strategy for our operations.

We will continue to pursue the intellectual property initiatives we have undertaken in conjunction with our relationship with ipCapital, however we believe that these initiatives do not comprise a reporting segment as the intent of these initiatives is to support and leverage its current software products and those in development.

Also, effective for the quarter ended December 31, 2012, we added a new segment (hopTo) and identified that we currently operate our business in two segments; namely GO-Global and hopTo.  Currently, GO-Global is the only segment that generates revenue.

Segment revenue for the three-month periods ended March 31, 2013 and 2012 was as follows:

			Increase (Decrease)
	2013	2012	Dollars	Percentage
GO-Global	$1,617,000	$1,610,600	$6,400	0.4%
hopTo	—	—	—	n/a
Consolidated Total	$1,617,000	$1,610,600	$6,400	0.4%

Segment income (loss) from continuing operations for the three-month periods ended March 31, 3013 and 2012 was as follows:

	2013	2012
GO-Global	$(38,000)	$(799,900)
hopTo	(491,000)	(399,600)
Total	(453,000)	(1,199,500)

We do not allocate interest, other income, other expense, or income tax to our segments.

As of March 31, 2013 segment fixed assets (long-lived assets) were as follows:

		Accumulated
		Depreciation
	Cost Basis	/Amortization	Net
GO-Global	$1,862,100	$(1,691,300)	$170,800
hopTo	895,100	(66,100)	829,000
Total from continuing operations	2,757,200	(1,757,400)	999,800
Discontinued operations	2,839,000	(2,839,000)	—
Unallocated	46,900	—	46,900
Total	$5,643,100	$(4,596,400)	$1,046,700

We do maintain any significant long-lived assets outside of the United States.

Products and services provided by the GO-Global segment include all currently available versions of the GO-Global family of products, OEM private labeling kits, software developer’s kits, maintenance contracts, and product training and support. The hopTo segment, which is under development, will provide mobile end-users with a productivity workspace for their mobile devices that will allow users to manage, share, view, and edit their documents, regardless of where they are stored. We launched the first public release of hopTo through Apple’s App Store in April 2013.  The two segments do not engage in cross-segment transactions.

Amounts pertaining to our ipCapital initiatives are included in the GO-Global software segment.

Go-Global software revenue by country for the three-month periods ended March 31, 2013 and 2012 was as follows.

	Three Months Ended March 31,
Revenue by Country	2013	2012
United States	$643,600	$519,500
Germany	188,300	150,300
Other Countries	785,100	940,800
Total	$1,617,000	$1,610,600

16.	Related Party Transactions

Tamalpais Partners LLC

Steven Ledger, the Chairman of our Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, a business consulting firm. On February 1, 2012, we entered into a one year consulting agreement with Tamalpais under which Tamalpais will provide it with advisory services focused on capital and business issues, including assistance on raising capital, mergers, acquisitions, business development and investor relations/positioning. We renewed the consulting agreement for an additional year upon its expiration. During the three month periods ended March 31, 2013 and 2012 we paid Tamalpais $18,000 and $12,000, respectively for services rendered to us under the terms of this consulting agreement.  No amounts were due to Tamalpais at either March 31, 2013 or December 31, 2012.

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

For the three-month period ended March 31, 2013, we paid ipCapital an aggregate $10,000, for services performed under the engagement agreement, as amended. Prior to entering into the engagement agreement with ipCapital in 2011, they performed an analysis of our intellectual property and the potential methods we could employ to strengthen our intellectual property on a consulting basis. We paid them $50,500 for this analysis in the three-month period ended March 31, 2012. All amounts paid to ipCapital in 2013 and 2012 have been reported within general and administrative expense.  We reported unpaid balances of $10,000 and $5,000 in accounts payable as of March 31, 2013 and December 31, 2012, respectively.

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

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock; thus, we accrete the fair value of the warrant as a liability over the anticipated service period. We recognized $73,500 and $18,700 as a component of general and administrative expense during the three-month periods ended March 31, 2013 and 2012, respectively, resulting from such accretion.  Additionally, in accordance with the liability method of accounting, we re-measure the fair value of the outstanding warrants at each balance sheet date and recognize the change in fair value as general and administrative compensation expense, which is included as a component of the accretion amount. (See Note 7)

ipCapital Licensing Company I, LLC

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

17.	Discontinued Operations

During 2012, we reached settlement agreements that effectively ended all of our then on-going intellectual property litigation.  With the settlement of such litigation activities we ceased actively pursuing intellectual property litigation as an integral part of our strategy to fund our operations.  Accordingly, for all periods presented, the results of operations and cash flows related to our former intellectual property segment has been segregated and reported as “Discontinued Operations”.  There was no revenue derived from our intellectual property litigation in either of the three month period ended March 31, 2013 or 2012.  During the three month period ended March 31, 2012 we incurred costs of $30,400 related to this discontinued operations.

We will continue to make significant investments in our intellectual property during the remainder of 2013.  We believe such investments will be an asset that will leverage our product strategy and protect our long-term growth strategies.  We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations.

As of March 31, 2013 and 2012, all of our patents were fully amortized.  Additionally, we have characterized the NES patents as “held for sale” and will be pursuing reasonable sales opportunities for such patents as they become known to us.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are developers of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Our newest product, which is called hopTo, will be marketed to both consumers and businesses. hopTo will provide mobile end-users with a productivity workspace for their mobile devices that will allow users to manage, share, view, and edit their documents, regardless of where they are stored. hopTo will be developed by and marketed through hopTo Inc., which is one of our wholly-owned subsidiaries. We launched the first public release of hopTo through Apple’s App Store on April 15, 2013. This release is targeted at Apple’s tablet devices, the iPad and the iPad Mini. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform.

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

Over the years, we have also made significant investments in intellectual property (IP). We have filed many patents designed to protect the new technologies embedded in hopTo, and we plan to continue to aggressively invest in the creation and protection of new IP as we continue to develop hopTo and other products.

Recent Developments

On April 15, 2013, we announced the launch of the public beta of hopTo, our new mobile productive device.

Corporate Background

We are a Delaware corporation, founded in May 1996.  Our headquarters are located at 1901 S. Bascom Avenue, Suite 660, Campbell, California, 95008 and our phone number is 1-800-GRAPHON (1-800-472-7466).   We also have an office in Concord, New Hampshire. Additionally, we have remote employees located in various states, as well as internationally in the United Kingdom and Israel.  Our corporate Internet Website is http://www.graphon.com.  The information on our Website is not part of this quarterly report.

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

Our GO-Global Software Products

Our GO-Global product offerings can be categorized into product families as follows:

●
GO-Global for Windows: Allows access to Windows-based applications from remote locations and a variety of connections, including the Internet and dial-up connections. The Windows applications run on a central computer server along with GO-Global Windows Host software. This allows the applications to be accessed remotely via GO-Global Client software, or a Web browser, over many types of data connections, regardless of the bandwidth or operating system. Web-enabling is achieved without modifying the underlying application’s code or requiring costly add-ons.

●
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

●
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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance.  We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2012 10-K/A Report and Note 2 to our Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations for the Three-Month Periods Ended March 31, 2013 and 2012.

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended March 31, 2013 and 2012 was:

	Three Months Ended March 31,		2013 Over (Under) 2012
Revenue	2013	2012	Dollars	Percent
Software Licenses
Windows	$640,100	$632,600	$7,500	1.2%
UNIX/Linux	270,800	263,500	7,300	2.8%
	910,900	896,100	14,800	1.7%
Software Service Fees
Windows	461,200	425,200	36,000	8.5%
UNIX/Linux	227,300	237,400	(10,100)	-4.3%
	688,500	662,600	25,900	3.9%
Other	17,600	51,900	(34,300)	-66.1%
Total Revenue	$1,617,000	$1,610,000	$6,400	0.4%

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

Software Licenses

The increase in Windows software licenses revenue for the three-month period ended March 31, 2013, as compared with the same period of the prior year, was primarily due higher aggregate revenue derived from our resellers.  This amount was partially offset by lower revenue recognized associated with two transactions entered into with an end user customer.  All revenue from both of these end user transactions had previously been deferred.  We recognized the revenue from each transaction, ratably, over each transaction’s respective maintenance period.  As the maintenance period for the first of these two transactions was expired prior to the three-month period ended March 31, 2013, we completed recognition of the revenue related thereto, and as a result we only recognized revenue from the second of these two transactions.

Software licenses revenue from our UNIX/Linux products increased during the three-month period ended March 31, 2013, as compared with the same period of the prior year, primarily due to higher aggregate revenue from our resellers and end users.

We expect aggregate software license revenue in 2013 to modestly increase over 2012 levels as we expect to invest more in sales and marketing efforts.

Software Service Fees

The increase in software service fees revenue attributable to our Windows products during the three-month period ended March 31, 2013, as compared to the same period of the prior year, was the result of the continued growth of the number of Windows maintenance contracts purchased by our end-user customers. Since most of our end-user customers who typically purchase maintenance contracts for their software licenses historically have renewed them upon expiration, to the extent we continue to license an increasing number of our products, we anticipate that revenue recognized from the sale of software service contracts will increase in relative proportion to the increase in our sales of such new software licenses.

The decrease in service fees revenue attributable to our UNIX products for the three-month period ended March 31, 2013, as compared with the same period of the prior year, was primarily the result of the low level of our UNIX product sales throughout the prior year and a decrease in maintenance contract renewals. We believe that these decreases reflect the continued economic malaise and the competitive challenges facing the telecommunications industry, particularly in Europe. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2013 will modestly increase over those for 2012, as we expect to invest more in sales and marketing efforts.

Other

The decrease in other revenue for the three-month period ended March 31, 2013, as compared with the same period of the prior year was primarily due to a decrease in private labeling fees. We typically recognize private labeling fees revenue only when such services are requested by a new stocking reseller; they sign a contract with us, simultaneously place their first stocking order and ultimately, when they sell through their entire first stocking order, we recognize the private labeling fees revenue. Private labeling fees do not comprise a material portion of our revenue streams, and they can vary from period to period.

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

Under accounting principles generally accepted in the United States (GAAP), development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the products. During the three-month periods ended March 31, 2013 and 2012, we capitalized $464,500 and $0, respectively, of software development costs.

Amortization of capitalized software development costs was $41,500 during each of the three-month periods ended March 31, 2013 and 2012, respectively.

Software cost of revenue was 6.9% and 8.6% of total revenue for the three months ended March 31, 2013 and 2012, respectively.

Software cost of revenue for the three-month periods ended March 31, 2013 and 2012 was as follows:

			2013 Over (Under) 2012
Description	2013	2012	Dollars	Percent
Software service costs	$63,600	$73,000	$(9,400)	(12.9)%
Software product costs	48,200	65,500	(17,300)	(26.4)%
	$111,800	$138,500	$(26,700)	(19.3)%

Software service costs decreased during the three-month period ended March 31, 2013, as compared with the same periods of the prior year, primarily as a result of less time being spent on customer service issues.  We expect software service costs to remain lower during the remainder of 2013, as compared with the prior year.

Software service costs include non-cash stock-based compensation. Such costs were, in the aggregate, approximately $2,100 and $6,300 for the three-month periods ended March 31, 2013 and 2012, respectively. The decrease in non-cash stock-based compensation costs resulted from fewer employees being involved in customer service activities in the three-month period ended March 31, 2013 compared to the same period in 2012.

Software product costs decreased due to a decrease in costs associated with third party software we license into our products.

We expect that software costs of revenue for 2013 will  be lower than  2012 levels due to decreased customer service costs.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services, and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended March 31, 2013 decreased by $75,500, or 13.1%, to $499,000, from $574,500 for the same period of 2012, which represented approximately 30.9% and 35.7% of revenue during these periods, respectively.

The decrease in selling and marketing expenses during the three-month period ended March 31, 2013, as compared with the same period of the prior year was mainly due to lower commissions, bonuses, and marketing services costs.

Selling and marketing employee costs included non-cash stock-based compensation costs aggregating approximately $40,500 and $26,400 for the three-month periods ended March 31, 2013 and 2012, respectively. The increase in these costs resulted from such expense associated with stock awards issued in 2012.

We currently expect our full-year 2013 selling and marketing expense to increase compared to 2012 levels as we expect to increase the support we give our products, particularly our newest products with various sales and marketing initiatives throughout the remainder of the year.

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

General and administrative expenses decreased by $298,000 or 28.5%, to $746,000, for the three-month period ended March 31, 2013, from $1,044,000 for the same period of 2012, which represented approximately 46.1% and 64.8% of revenue during these periods, respectively.

The decrease in general and administrative expense in the three-month period ended March 31, 2013 was primarily due to having fewer employees and lower legal and outside services costs.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $94,900 and $73,100 for the three-month periods ended March 31, 2013 and 2012, respectively.  The increase in these costs resulted from such expense associated with stock awards issued in 2012.

We expect that general and administrative expense for 2013 will be lower than 2012 levels, primarily as a result of the one-time costs incurred in connection with the separation agreement we entered into during April 2012 with our former Chief Executive Officer, Robert Dilworth and the legal fees incurred related thereto, and the stock-based compensation expense associated with the restricted stock awards granted during 2012.  We also expect to have fewer employees in our patent group. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the Dilworth separation agreement.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $339,900, or 32.3%, to $713,200, for the three-month period ended March 31, 2013, from $1,053,100 for the same period of 2012, which represented approximately 44.1% and 65.4% of revenue for these periods, respectively.

The majority of the decrease in research and development expense for the three-month period ended March 31, 2013, as compared with the same periods of the prior year, was related to the capitalization of software development costs relating to hopTo, fewer employees in the Concord, New Hampshire office, and lower recruiting fees partially offset by an increase in the staffing of our new products development team in Campbell, California.

Included in research and development employee costs was non-cash stock-based compensation expense totaling $48,300 and $83,600 for the three-month periods ended March 31, 2013 and 2012, respectively. The decrease in non-cash stock-based compensation costs resulted from higher costs in 2012 associated with options issued in October 2011 to employees and directors (a) at the discretion of our board on October 5, 2011, and (b) under the terms of our stock option exchange program that closed on October 12, 2011.

During the three-month period ended March 31, 2013 we capitalized $464,500 of software development costs associated with the development of hopTo, which, had they not met the criteria for capitalization, would have otherwise been expensed.  No such development costs were capitalized during the corresponding period of the prior year.

We expect 2013 research and development expenses to be significantly higher than those for 2012.  The main driver of the increased costs will be the costs associated with our new products development team, which will be primarily comprised of employee costs, recruitment fees, rent, equipment and supplies for the team.

Other Expense - Change in Fair Value of Warrants Liability

During the three-month period ended March 31, 2013, we reported non-cash expense related to the change in fair value of our Warrants Liability of $3,448,700 and $58,600, respectively. Such changes in 2013 and 2012 resulted from increases in the market value of our common stock during such periods.  For further information regarding our Warrants Liability, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Loss From Continuing Operations

As a result of the foregoing items, we reported losses from continuing operations of $3,902,900 and $1,256,700 for the three-month periods ended March 31, 2013 and 2012, respectively.

Loss from Discontinued Operations

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

As a result of this decision, we reported losses from discontinued operations of $0 and $30,400 for the three-month periods ended March 31, 2013 and 2012.

Liquidity and Capital Resources

During 2013, we expect to continue to prioritize the investment of our resources into the development of various new products, with our primary focus being on hopTo.  We believe that as a result of the introduction of GO-Global 4.5 for Windows in 2012, and the expected introduction of new and/or upgraded GO-Global products slated for 2013, our revenue will modestly increase.  Further, due to our expected investments in hopTo, and our intellectual property strategy, we expect our cash flow from operations to decrease.  Based on our cash on hand as of March 31, 2013, and the anticipation of modest increased revenue from our GO-Global products, we believe that we will have sufficient resources to support our operational plans for the next twelve months.

However, in order to fully execute on our business strategy for hopTo we will require additional capital resources. Such resources may come from revenue from our existing GO-Global product line, new revenue from the planned hopTo product line, and capital raised from debt or equity issuances.

There can be no assurance of increased revenue from existing product lines or new revenue from new product lines.  In addition, issuances of new capital stock would dilute existing stockholder and may give the purchasers of new capital stock additional rights, preferences and privileges relative to existing stockholders.  There can be no assurance that additional capital necessary for full execution of our hopTo business strategy will be available on a timely basis, on reasonable terms or at all.

During the three-month periods ended March 31, 2013 and 2012, our reported net losses of $3,902,900 and $1,287,100, respectively, included five significant non-cash items: depreciation and amortization of $66,700 and $55,200, respectively, which were primarily related to amortization of capitalized software development costs and depreciation of fixed assets, stock-based compensation expense of $185,800 and $189,400, respectively, $3,448,700 and $58,600 charged to other expense related to the change in fair value recorded for the Warrants Liability, $77,100 and $0 charged to general and administrative expense related to the change in severance liability, $73,500 and $18,700 charged to general and administrative expense related to the accretion of compensation expense derived from warrants issued to ipCapital Group as part of the compensation for their services.

During the three-month periods ended March 31, 2013 and 2012, we incurred operating cash outflows of $0 and $22,200, respectively in our former intellectual property segment, whose operations we discontinued in 2012.  (See Note 17 to Notes to Unaudited Condensed Consolidated Financial Statements).

We expect to continue making investments in our products during the remainder of 2013, with a focus on new product development, primarily within the planned hopTo product line.  During the three-month periods ended March 31, 2013 and 2012, we invested approximately $20,000 and $193,700 of cash, respectively, into fixed assets.  Such expenditures made during the three-month period ended March 31, 2012 were primarily incurred in connection with the opening of our office in Campbell, California and equipping our new products development team located therein.

During the three-month period ended March 31, 2013, 462,500 warrants and 431,500 employee options were exercised, which provided cash flows from financing activities of $120,200 and $63,200, respectively.  During the three-month period ended March 31, 2012, 56,100 employee options were exercised, which provided cash flows from financing activities of $3,900.

Cash

As of March 31, 2013, our cash balance was $3,575,700, as compared with $3,960,600 as of December 31, 2012, a decrease of $384,900, or 9.7%. The decrease primarily resulted from the cash costs, of the new employees hired into our Campbell, California office.

Accounts Receivable, net

At March 31, 2013 and December 31, 2012, we reported accounts receivable, net, of $601,900 and $865,900, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $15,600 and $33,900 at March 31, 2013 and December 31, 2012, respectively.  The decrease in accounts receivable, net, was mainly due to lower sales during the first quarter and the timing of sales during the quarter.  We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of March 31, 2013, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three-month period ended March 31, 2013 and 2012, no repurchases were made. As of March 31, 2013, $782,600 remains available for stock purchases under this program.

Working Capital

As of March 31, 2013, we had current assets of $4,311,000 and current liabilities of $3,691,300, which netted to working capital of $619,700. Included in current liabilities was the current portion of deferred revenue of $2,661,600.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on April 12, 2013.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. No shares were repurchased under the stock repurchase program during the three-month period ended March 31, 2013.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

Not Applicable

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)
32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)
101
The following financial information from GraphOn Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the ThreeMonths ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GraphOn Corporation
(Registrant)

Date:	May 14, 2013	Date:	May 14, 2013

By:	/s/ Eldad Eilam	By:	/s/ Robert Dixon
	Eldad Eilam		Robert Dixon
	Chief Executive Officer		Interim Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and
Principal Accounting Officer)