Form 10-Q
period 2013-06-30
GRAPHON CORP/DE
filed 2013-08-14
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2013
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

As of August 12, 2013, there were issued and outstanding 98,118,901 shares of the registrant’s common stock, par value $0.0001.

GraphOn Corporation
FORM 10-Q

Forward-Looking Information

This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this report are forward-looking statements.  In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements.  Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements.  Factors that may cause such a difference include the following:

•	the success of our new products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
•	Local, regional, and national and international economic conditions and events, and the impact they may have on us and our customers;
•	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; and
•	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report, as amended, on Form 10-K/A for the year ended December 31, 2012, which was filed with the SEC on April 12, 2013, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

GraphOn Corporation
Condensed Consolidated Balance Sheets

Assets	(Unaudited) June 30, 2013	December 31, 2012
Current Assets:
Cash	$4,761,000	$3,960,600
Accounts receivable, net	752,900	865,900
Prepaid expenses	104,000	150,200
Total Current Assets	5,617,900	4,976,700

Capitalized software development costs, net	604,500	223,100
Property and equipment, net	354,500	358,900
Other assets	32,400	46,900
Total Assets	$6,609,300	$5,605,600

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$866,400	$739,100
Deferred revenue	2,759,800	2,921,600
Severance liability	206,400	209,500
Deferred rent	28,800	26,700
Total Current Liabilities	3,861,400	3,896,900

Warrants liability	1,317,500	7,390,100
Deferred revenue	517,800	570,400
Severance liability	—	52,900
Deferred rent	112,400	127,500
Total Liabilities	5,809,100	12,037,800

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 94,062,517 and 82,616,750 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	9,400	8,300
Additional paid-in capital	70,254,500	62,425,400
Accumulated deficit	(69,463,700)	(68,865,900)
Total Stockholders' Equity (Deficit)	800,200	(6,432,200)
Total Liabilities and Stockholders' Equity (Deficit)	$6,609,300	$5,605,600

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,393,800	$1,570,900	$3,010,800	$3,181,500
Costs of revenue	137,300	132,400	249,100	270,900
Gross profit	1,256,500	1,438,500	2,761,700	2,910,600

Operating expenses:
Selling and marketing	561,200	604,800	1,060,200	1,179,300
General and administrative	780,700	1,440,800	1,526,700	2,484,800
Research and development	1,375,600	964,800	2,088,800	2,017,900
Total operating expenses	2,717,500	3,010,400	4,675,700	5,682,000

Loss from operations	(1,461,000)	(1,571,900)	(1,914,000)	(2,771,400)

Other income - change in fair value of warrants liability	4,767,900	666,500	1,319,200	607,900
Other income (expense), net	(200)	1,100	(300)	3,500
Income (loss) from continuing operations before provision for income tax	3,306,700	(904,300)	(595,100)	(2,160,000)
Provision for income tax	1,600	1,000	2,700	2,000
Income (loss) from continuing operations	$3,305,100	$(905,300)	$(597,800)	$(2,162,000)
Loss from discontinued operations	—	(90,900)	—	(121,300)
Net income (loss)	3,305,100	(996,200)	(597,800)	(2,283,300)
Earnings (loss) per share:
Continuing operations – basic	$0.04	$(0.01)	$(0.01)	$(0.03)
Discontinued operations – basic	$-	$(0.00)	$-	$(0.00)
Basic earnings (loss) per share	$0.04	$(0.01)	$(0.01)	$(0.03)
Continuing operations – diluted	$0.03	$(0.01)	$(0.01)	$(0.03)
Discontinued operations – diluted	$—	$(0.00)	$—	$(0.00)
Diluted earnings (loss) per share – diluted	$0.03	$(0.01)	$(0.01)	$(0.03)
Average weighted common shares outstanding – basic	85,823,258	81,961,071	84,488,583	81,937,732
Average weighted common shares outstanding – diluted	101,323,745	81,961,071	84,488,583	81,937,732

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding
Beginning balance	82,616,750	81,886,926
Employee stock option issuances	751,378	130,813
Exercise of warrants	9,917,500	—
Vesting of restricted stock awards	776,889	—
Ending balance	94,062,517	82,017,739

Common stock - amount
Beginning balance	$8,300	$8,200
Exercise of employee stock options	100	—
Exercise of warrants	800	—
Vesting of restricted stock awards	200	—
Ending balance	$9,400	$8,200

Additional paid-in capital
Beginning balance	$62,425,400	$61,398,600
Stock-based compensation expense	427,200	328,100
Stock-based compensation expense – severance agreement	—	237,400
Proceeds from exercise of employee stock options	112,400	8,100
Proceeds from exercise of warrants	2,550,200	—
Issuance of new warrants, per exercise agreement	514,800	—
New warrants recorded as cost of exercise agreement	(514,800)	—
Reclassification of warrants liability to equity from exercise of warrants	348,300	—
Reclassification of warrants liability to equity from amendment of warrants	4,391,000	—
Ending balance	$70,254,500	$61,972,200

Accumulated deficit
Beginning balance	$(68,865,900)	$(60,689,200)
Net loss	(597,800)	(2,283,300)
Ending balance	$(69,463,700)	$(62,972,500)
Total Stockholders’ Equity (Deficit)	$800,200	$(992,100)

See accompanying notes to unaudited condensed consolidated financial statements

GraphOn Corporation
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
Cash Flows Provided By (Used In) Operating Activities:	(Unaudited)	(Unaudited)
Net Loss	$(597,800)	$(2,283,300)
Loss from discontinued operations	—	121,300
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,500	124,500
Stock-based compensation expense	390,500	565,500
Change in fair value of derivative instruments - warrants	(1,319,200)	(607,900)
Change in fair value of warrants liability for consulting services	(14,100)	14,500
Revenue deferred to future periods	1,839,400	2,789,800
Recognition of deferred revenue	(2,053,800)	(2,340,100)
Changes in severance liability	(56,000)	408,500
Changes in deferred rent	(13,000)	26,400
Changes to allowance for doubtful accounts	(9,300)	12,900
Loss on disposal of fixed assets	—	600
Changes in operating assets and liabilities:
Accounts receivable	122,300	(123,100)
Prepaid expenses	46,200	5,900
Accounts payable and accrued expenses	127,300	(140,000)
Other long term assets	14,500	10,200
Net Cash Used In Continuing Operations	(1,387,500)	(1,414,300)
Net Cash Used in Discontinued Operations	—	(37,000)
Net Cash Used in Operating Activities	(1,387,500)	(1,451,300)

Cash Flows Used In Investing Activities:
Capital expenditures	(48,000)	(238,700)
Capitalized software development costs	(427,800)	—
Net Cash Used In Investing Activities - Continuing Operations	(475,800)	(238,700)
Net Cash Used In Investing Activities - Discontinued Operations	—	—
Net Cash Used In Investing Activities	(475,800)	(238,700)

Condensed Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows Provided By Financing Activities:
Proceeds from exercise of warrants	2,551,300	—
Proceeds from exercise of employee stock options	112,400	8,100
Net Cash Provided By Financing Activities from Continuing Operations	2,663,700	8,100
Net Cash Provided By Financing Activities from Discontinued Operations	—	—
Net Cash Provided By Financing Activities	2,663,700	8,100

Net Increase (Decrease) in Cash	800,400	(1,681,900)
Cash - Beginning of Period	3,960,600	7,237,500
Cash - End of Period	$4,761,000	$5,555,600

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, except for the effect of the amendment to warrants (Note 4), that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report, as amended, on Form 10-K/A for the year ended December 31, 2012, which was filed with the SEC on April 12, 2013 (“2012 10-K/A Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2013 or any future period.

During September 2012, we reached settlement and licensing agreements that effectively ended all of our then on-going intellectual property litigation.  Having been approached by the respective counter-parties to each of our lawsuits, and in consultation with our board of directors, we determined that it was in our best long-term strategic interests to settle each lawsuit in order to move forward and shift our focus to our software products, including our new product initiatives.    We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations.  Accordingly for all periods presented, the results of operations and cash flows related to our former intellectual property segment has been segregated and reported as “Discontinued Operations”.  See Note 17 to our Notes to Unaudited Condensed Consolidated Financial Statements.

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

Software license revenues are recognized when:

•
Persuasive evidence of an arrangement exists, (i.e., when we sign a non-cancellable license agreement wherein the customer acknowledges an unconditional obligation to pay, or upon receipt of the customer’s purchase order), and

•	Delivery has occurred or services have been rendered and there are no uncertainties surrounding product acceptance (i.e., when title and risk of loss have been transferred to the customer, which occurs when the media containing the licensed program(s) is provided to a common carrier or, in the case of electronic delivery, when the customer is given access to the licensed program(s)), and
•	The price to the customer is fixed or determinable, as typically evidenced in a signed non-cancellable contract, or a customer’s purchase order, and
•	Collectability is probable. If collectability is not considered probable, revenue is recognized when the fee is collected.

•	Collectability is probable. If collectability is not considered probable, revenue is recognized when the fee is collected.

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

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During 2012, we recorded $721,800 of severance expense, including stock compensation expense. Such expense was recorded as a result of a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors.  In addition during the three-month period ended June 30, 2013 we recorded $75,700 of severance expense as a result of a separation and release with a former vice president-level employee (as further discussed in Note 5 to Unaudited Condensed Consolidated Financial Statements). An aggregate of $206,400 and $262,400 is reflected as a severance liability, at June 30, 2013 and December 31, 2012, respectively.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three-or six month periods ended June 30, 2013 or 2012.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three and six-month periods ended June 30, 2013 and 2012:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
Three Months Ended June 30,
2013	$15,600	$—	$—	$9,000	$24,600
2012	25,200	—	—	12,700	37,900
Six Months Ended June 30,
2013	$33,900	$—	$—	$(9,300)	$24,600
2012	25,000	—	—	12,900	37,900

Concentration of Credit Risk

For the three and six-month periods ended June 30, 2013 and 2012 respectively, we considered the customers listed in the following table to be our most significant customers. The table sets forth the percentage of sales attributable to each customer for the three and six-month periods ended June 30, 2013 and 2012, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of June 30, 2013 and 2012.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
GE	8.2%	14.4%	6.7%	14.0%
Ericsson	7.7%	36.7%	7.2%	15.1%
GAD	7.3%	0.0%	26.0%	1.0%
Intellisis	6.5%	0.0%	0.0%	0.0%
Total	29.7%	51.1%	39.9%	30.1%

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Ericsson	10.2%	36.7%	7.0%	15.1%
Alcatel-Lucent	7.1%	8.3%	3.8%	8.8%
GE	5.3%	14.4%	7.3%	14.0%
IDS	5.0%	0.0%	4.0%	0.0%
Total	27.6%	59.4%	21.1%	37.9%

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

The fair value of warrants at issuance and for those recorded as a liability at each reporting date  are determined in accordance with the Financial Account Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets, liabilities and certain equity instruments measured at fair value be classified and disclosed in one of the following categories:

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

As of June 30, 2013, all of our $1,317,500 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 4).

Recent Accounting Pronouncements

In February 2013, FASB issued ASU No. 2013-02 “Other Comprehensive Income” (ASU 2013-02). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of other comprehensive income.  This objective is reached by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  ASU 2013-02 is effective and is to be applied prospectively to reporting periods beginning after December 15, 2012.We currently have no amounts that would meet the criteria to be reclassified; accordingly, the adoption of ASU 2013-02 did not have a material impact on our results of operations, cash flows or financial position.  Comprehensive income and loss equals net loss for the each of the three and six-month periods ended June 30, 2013 and 2012, respectively.

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

3.  Property and Equipment

Property and equipment was:

	June 30, 2013	December 31, 2012
Equipment	$1,219,900	$1,171,900
Furniture	380,200	380,200
Leasehold improvements	147,500	147,500
	1,747,600	1,699,600
Less: accumulated depreciation and amortization	1,393,100	1,340,700
	$354,500	$358,900

Aggregate property and equipment depreciation and amortization expense was $27,000 during the three-month period ended June 30, 2013 and $52,400 during the six-month period ended June 30, 2013. During the six-month period ended June 30, 2013, we capitalized the following costs: equipment; $48,000.

4.  Liability Attributable to Warrants

On June 17, 2013, we entered into, and subsequently consummated, an Exercise Agreement (the “Exercise Agreement”) with five of the largest investors in our September 1, 2011 private placement of common stock and warrants (the “2011 Transaction”), providing for the exercise for cash by such investors of warrants to purchase an aggregate 9 million shares of our common stock, out of the approximately 17 million shares of common stock subject to warrants issued to the investors in the 2011 Transaction that remained outstanding as of such date. The approximately 5 million shares of common stock subject to warrants issued to the placement agent in the 2011 Transaction that remained outstanding as of such date were not part of the Exercise Agreement.  The Company agreed under the Exercise Agreement to subsequently commence a tender offer (the “Offer to Exercise”) to provide these holders of other warrants that remained outstanding from the 2011 Transaction with the same opportunity to exercise as provided under the Exercise Agreement (See Note 18).

The warrants exercised had a remaining term of approximately 38 months, and had an exercise price of $0.26 per warrant, which was the original exercise price. We received cash proceeds of $2.34 million as a result of the warrants exercised. In consideration for the early exercise of these warrants, we issued to the five investors an aggregate of 4.5 million warrants to purchase common stock at an exercise price of $1.00 per warrant, with a term of five years from issuance (the “New Warrants”). The New Warrants were issued on June 18, 2013, are substantially similar to the investor warrants that were exercised, and, after giving effect to the amendments to such warrants described below.   Such warrants have been recorded as a component of equity (additional paid-in capital “APIC”) at Level 3 fair value.  Using a binomial pricing model, we calculated the fair value of the New Warrants to be $514,800. We used the following assumptions in the binomial pricing model: estimated volatility - 185%; annualized forfeiture rate - 0%; expected term – 5 years; estimated exercise factor – 1.5, risk free interest rate – 1.07%; and dividends – 0.  The New Warrants were accounted for as a cost of the exercise of the warrants issued pursuant to the Exercise Agreement, as a result a $514,800 reduction of APIC was also recorded.  Accordingly there was no net effect on equity because of the issuance of the new warrants.

Immediately prior to the exercise for cash, the five investors, who held a majority of the outstanding warrants issued in the 2011 Transaction to investors (Investors Warrants), agreed to amend the entire series of such warrants to delete the following provisions: (1) the price-based anti-dilution clause; (2) our right to lower the exercise price in our discretion; and (3) a clause that mandated that we buy the warrants for cash at their Black-Scholes value in the event of certain extraordinary transactions. By virtue of a majority-rule clause in the warrants, the elimination of these provisions from the investor warrants issued in the 2011 Transaction eliminated the warrant derivative liability classification related to all of the investor warrants issued in the 2011 Transaction including those held by investors who did not exercise their warrants at the date of the amendment. The table below shows the calculation of the reduction of the warrants derivative liability

The warrants issued to the placement agent and to an intellectual property consulting firm (ipCapital Group, Inc.) were not included in the Exercise Agreement or affected by the amendment described above.   The exercise price of such warrants could, in certain circumstances, be reset to below-market value. Accordingly, unlike the amended investor warrants, we have concluded that  the warrants issued to the placement agent and ipCapital Group, Inc. are not indexed to our common stock; therefore, the fair value of these warrants  were, and continue to be, recorded as a liability.

Under ASC 820, “Fair Value Measurement,” we re-measure the fair value of the warrants classified as a liability at every balance sheet date.  As an integral part of the re-measurement process, we reevaluate each of the assumptions used, and when circumstances change or we become aware of new information affecting any of our assumptions, we adjust those assumptions accordingly.  During the three months ended March 31, 2013 two investors in the 2011 private placement exercised an aggregate 462,500 warrants.  While closing our books for the three months ended March 31, 2013, we reevaluated our internal assumptions based on historic and recent exercise patterns and analysis of our stock performance.  Based on the work performed, we concluded that a lowering of our estimated exercise factor for the warrants issued in conjunction with the 2011 transaction from 10 to 4 was appropriate (see the assumptions used, as set forth in the tables, below).

Changes in fair value of the warrants liability are recognized in other expense, except for changes in the fair value of the warrants issued to ipCapital which are recognized as a component of general and administrative expense in the condensed consolidated statement of operations.

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants. The exercise price for warrants issued in conjunction with the 2011 Transaction, including those issued to the placement agent ranged between $0.20 and $0.26, per share, and was $0.26 per share for the warrants issued to ipCapital. The fair market value of our common stock was $0.36 and $0.15 per share as of June 30, 2013 and 2012, respectively.

We used a binomial pricing model to determine the fair value of our warrants liability as of June 30, 2013 and December 31, 2012, the balance sheet dates, using the following assumptions:

	2011 Transaction		ipCapital
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Estimated volatility	136%	159%	135%	163%
Annualized forfeiture rate	—	—	—	—
Expected option term (years)	3.17	3.67	3.29	3.79
Estimated exercise factor	4	10	4	10
Risk-free interest rate	0.72%	0.45%	0.77%	0.65%
Dividends	—	—	—	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2013:
Warrants liability – December 31, 2012 fair value	$7,390,100
Change in fair value of warrant liability recorded in other expenses	(1,319,200)
Change in fair value of warrant liability recorded in general and administrative expense	(14,100)
Reclassification of warrants liability to equity from exercise of warrants (1)	(348,300)
Reclassification of warrants liability to equity from amendment to warrants (1)	(4,391,000)
Warrants liability – June 30, 2013 fair value	$1,317,500

(1)
During the six-month period ended June 30, 2013, in addition to the warrant amendment, we also reduced our warrants liability by $348,300 as a result of the exercise of 917,500 warrants during such period, prior to the amendment to the warrants. The aggregate reduction in the liability, combining the warrant amendment and this exercise, was $4,739,300. See Note 13.

The following table reconciles the number of warrants outstanding for the periods ended June 30, 2013 and 2012, respectively.

	For the Three-Month Period Ended June 30, 2013
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	22,612,500	—	9,455,000	13,157,500
ipCapital	400,000	—	—	400,000
Exercise Agreement	—	4,500,000	—	4,500,000
Total	23,012,500	4,500,000	9,455,000	18,057,500

	For the Six-Month Period Ended June 30, 2013
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	23,075,000	—	9,917,500	13,157,500
ipCapital	400,000	—	—	400,000
Exercise Agreement	—	4,500,000	—	4,500,000
Total	23,475,000	4,500,000	9,917,500	18,057,500

	For the Three and Six-Month Period Ended June 30, 2012
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	23,075,000	—	—	23,075,000
ipCapital	400,000	—	—	400,000
Total	23,475,000	—	—	23,475,000

5.  Severance Liability

On April 12, 2012, we entered into a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. Subject to the terms of the separation agreement, effective April 20, 2012 (the “Release Effective Date”) we paid or provided Mr. Dilworth the following:

•	On the Release Effective Date, Mr. Dilworth’s outstanding unvested options became fully vested and exercisable, and his outstanding vested options were modified to extend the exercise period. All options will remain exercisable until the earlier of (i) the expiration dates of each of such options or (ii) the date that is 30 months after the Release Effective Date. The number of shares of common stock issuable upon exercise of such outstanding options is 2,000,000. We recognized $172,700 of non-cash stock-based compensation expense during 2012, as a result of the modification of Mr. Dilworth’s outstanding stock options. No expense was recognized during the three and six-month periods ended June 30, 2013 as a result of the modifications.

•	On the Release Effective Date, Mr. Dilworth was granted an option to purchase 500,000 shares of common stock at an exercise price of $0.20 per share. Such option has a term of 30 months from the date of grant and will vest and become exercisable at a rate of 62,500 shares per quarter commencing on July 1, 2012. We recognized $64,700 of non-cash stock-based compensation expense during 2012 as a result of the issuance of this stock option to Mr. Dilworth. No expense was recognized during the three and six-month periods ended June 30, 2013 as a result of the issuance.

•	From May 2012 through April 2013, Mr. Dilworth will be paid $27,300 per month. From May 2013 through April 2014, Mr. Dilworth will be paid $13,600 per month. During the three-month period ended June 30, 2012, we recognized $433,700 compensation expense related to Mr. Dilworth’s separation agreement, which we recorded as a liability. Such amount represented the present value of the future salary and medical insurance (discussed below) continuation payments due Mr. Dilworth under the terms of the separation agreement. During the three-month and six month periods ended June 30, 2013, we made salary continuation payments aggregating $54,500 and $136,300, respectively, to Mr. Dilworth. As of June 30, 2013, the aggregate present value of the remaining future salary and medical insurance coverage continuation payments was $130,700, which was reported as a current liability. All interest expense associated with the salary and medical insurance continuation payments made are charged to general and administrative expenses as incurred. During the three and six-month periods ended June 30, 2013, we incurred interest charges of $5,700 and $13,800 respectively.

•	From May 2012 through October 2013, we will pay the premium costs to continue medical coverage for Mr. Dilworth and his spouse under the Employment Retirement Income Security Act of 1974. Such premiums aggregated $5,800 for May 2012 and June 2012, and will approximate $1,300 per month thereafter. During the three and six-month periods ended June 30, 2013 we made medical insurance coverage continuation payments of $3,900 and $7,900 respectively. During the three and six-month periods ended June 30, 2013, we incurred interest charges of $300 and $700, respectively.

•	We paid Mr. Dilworth $15,000 as reimbursement for a portion of his legal fees in connection with negotiation of the separation agreement and the release.

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

We estimated the fair value of each stock-based award set forth above, which were included as part of Mr. Dilworth’s separation agreement during 2012, using a binomial model with the assumptions set forth in the following table:

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

On July 17, 2013 we entered into a separation agreement and release with a former vice president-level employee who left the Company on June 7, 2013.  Subject to the terms of the separation agreement, which became effective July 17, 2013 (the “Effective Date”) we accrued $75,700 of severance liability  at June 30, 2013.

The following table summarizes the salary continuation and medical coverage payments during the six-month period ended June 30, 2013.

	Compensation	Medical Coverage	Total
Balance at December 31, 2012	$250,100	$12,300	$262,400
Separation agreement entered into in 2013	60,000	15,700	75,700
Accrued interest	13,800	700	14,500
Payments	(136,300)	(9,900)	(146,200)
Balance at June 30, 2013	$187,600	$18,800	$206,400

6.  Deferred Rent

As of June 30, 2013 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$4,800	$40,400	$45,200
Deferred rent benefit	24,000	72,000	96,000
	$28,800	$112,400	$141,200

As of December 31, 2012 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$2,700	$43,500	$46,200
Deferred rent benefit	24,000	84,000	108,000
	$26,700	$127,500	$154,200

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

7.  Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2013 and 2012, respectively, by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Classification	2013	2012	2013	2012
Costs of revenue	$1,700	$4,100	$3,800	$10,400
Selling and marketing expense	38,400	25,200	78,900	51,600
General and administrative expense	84,600	260,600	179,500	333,700
Research and development expense	80,000	86,200	128,300	169,800
	$204,700	$376,100	$390,500	$565,500

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended June 30, 2013.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – March 31, 2013	13,742,500	$0.20
Granted	—	—
Exercised	(319,878)	0.15
Forfeited or expired	(154,406)	0.21
Cancellation of unearned performance option	(133,818)	0.19
Outstanding – June 30, 2013	13,134,398	$0.20	6.67	$2,082,500

The following table presents summaries of the status and activity of our stock option awards for the six-month period ended June 30, 2013.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2012	14,174,000	$0.20
Granted	—	—
Exercised	(751,378)	0.15
Forfeited or expired	(154,406)	0.21
Cancellation of unearned performance option	(133,818)	0.23
Outstanding – June 30, 2013	13,134,398	$0.19	6.67	$2,082,500

Of the options outstanding as of June 30, 2013, 8,177,325 were vested, 4,786,187 were estimated to vest in future periods and 170,886 were estimated to be forfeited prior to their vesting.  As of June 30, 2013, there was approximately $342,800 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation attributable to unvested stock options. Such cost is expected to be recognized over a weighted-average period of approximately eleven months.

All options are exercisable immediately upon grant.  Options vest, ratably over a 33-month period commencing in the fourth month after the grant date.  We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

During the three and six-month periods ended June 30, 2013, we awarded 145,000 and 580,000 shares of restricted common stock respectively, which vest ratably, over a 33-month period; however, no shares vest until after three months from the date of the restricted stock award. We include the common stock underlying the restricted stock award in shares outstanding once the common stock underlying the restricted stock award has vested and the restriction has been removed (“releases” or “released”).

The following table presents summaries of the status and activity of our restricted stock awards for the three-month period ended June 30, 2013.  We did not issue any restricted stock awards during the three-month period ended June 30, 2012.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – March 31, 2013	4,066,092	$0.21
Awarded	145,000	0.40
Released	(414,858)	0.21
Forfeited	—	—
Outstanding – June 30, 2013	3,796,234	$0.22	2.17	$ 747,200

The following table presents summaries of the status and activity of our restricted stock awards for the six-month period ended June 30, 2013.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – December 31, 2012	4,043,123	$0.18
Awarded	580,000	0.43
Released	(776,889)	0.20
Forfeited	(50,000)	0.36
Outstanding – June 30, 2013	3,796,234	$0.22	2.17	$ 747,200

As of June 30, 2013, there was approximately $706,200 of total unrecognized compensation cost, net of estimated forfeitures, related to stock-based compensation attributable to the unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately twenty-six months.

8.  Revenue

Revenue for the three-month periods ended June 30, 2013 and 2012 was:

	Three Months Ended June 30,		2013 Over (Under) 2012
Revenue	2013	2012	Dollars	Percent
Software Licenses
Windows	$473,700	$637,900	$(164,200)	-25.7%
UNIX/Linux	183,400	226,600	(43,200)	-19.1%
	657,100	864,500	(207,400)	-24.0%
Software Service Fees
Windows	499,200	444,400	54,800	12.3%
UNIX/Linux	232,500	234,900	(2,400)	-1.0%
	731,700	679,300	52,400	7.7%
Other	5,000	27,100	(22,100)	-81.5%
Total Revenue	$1,393,800	$1,570,900	$(177,100)	-11.3%

Revenue for the six-month periods ended June 30, 2013 and 2012 was:

	Six Months Ended June 30,		2013 Over (Under) 2012
Revenue	2013	2012	Dollars	Percent
Software Licenses
Windows	$1,113,800	$1,270,500	$(156,700)	-12.3%
UNIX/Linux	454,200	490,100	(35,900)	-7.3%
	1,568,000	1,760,600	(192,600)	10.9%
Software Service Fees
Windows	960,400	869,600	90,800	10.4%
UNIX/Linux	459,800	472,300	(12,500)	-2.6%
	1,420,200	1,341,900	78,300	5.8%
Other	22,600	79,000	(56,400)	-71.4%
Total Revenue	$3,010,800	$3,181,500	$(170,700)	-5.4%

9.  Cost of Revenue

Cost of revenue for the three-month periods ended June 30, 2013 and 2012 was:

	Three Months Ended June 30,		2013 Over (Under) 2012
	2013	2012	Dollars	Percent
Software service costs	$64,200	$62,500	$1,700	2.7%
Software product costs	73,100	69,900	3,200	4.6%
	$137,300	$132,400	$4,900	3.7%

Cost of revenue for the six-month periods ended June 30, 2013 and 2012 was :

	Six Months Ended June 30,		2013 Over (Under) 2012
	2013	2012	Dollars	Percent
Software service costs	$127,800	$135,500	$(7,700)	-5.7%
Software product costs	121,300	135,400	(14,100)	-10.4%
	$249,100	$270,900	$(21,800)	-8.0%

10.  Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	June 30, 2013	December 31, 2012
Software development costs	$1,037,600	$573,100
Accumulated amortization	(433,100)	(350,000)
	$604,500	$223,100

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $41,500 and $83,100 during each of the three-and six month periods ended June 30, 2013 and 2012, respectively.  We did not record any capitalized software development costs during the three month periods ended June 30, 2013 and 2012, respectively.  We recorded $464,500 and $0 of capitalized software development costs during the six-month periods ended June 30, 2013 and 2012, respectively.  Such costs capitalized during  the six -month period ended June 30, 2013 were associated with the development of our new product hopTo, a beta form of which was released on April 15, 2013.  We anticipate releasing the first commercial version of hopTo in the late third quarter/early fourth quarter time frame and will begin amortizing its capitalized software development costs accordingly.  Had these costs not met the criteria for capitalization, they would have been expensed.

11.  Stockholders’ Equity

Stock Repurchase Program

During each of the three-and six month periods ended June 30, 2013 and 2012, we did not repurchase any of our common stock under the terms of our Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of June 30, 2013, approximately $782,600 remained available for future purchases under this program. We are not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at our discretion.

12.  Commitments and Contingencies

Our corporate headquarters currently occupies 4,413 square feet of office space in Campbell, California, under a five-year lease that expires June 30, 2017. The following table sets forth the minimum lease payments we will be required to make throughout the remainder of this lease:

Year	Amount
Remainder of 2013	$70,400
2014	144,200
2015	148,600
2016	153,000
2017	78,400
$594,600

We have begun to look for larger office space for our corporate headquarters as our current staffing levels put us near maximum capacity for our current space. We have entered into preliminary discussions with our landlord regarding available space in the office complex where we are currently located. We cannot yet reasonably determine if we would lease larger space or what the costs of a larger space might be, or whether or when we actually acquire such space; however, we expect that they would not be lower than those set forth in the preceding table.

13.  Supplemental Disclosure of Cash Flow Information

We did not disburse any cash for the payment of interest expense during the six-month periods ended June 30, 2013 or 2012.

We disbursed $1,800 and $1,700 for the payment of income taxes during the six-month periods ended June 30, 2013 and 2012, respectively. All such disbursements were for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs Ltd.

During the six-month period ended June 30, 2013, we capitalized $36,700 of stock-based compensation expense for which no cash was disbursed, as a component of capitalized software development costs. We did not capitalize any stock based compensation expense costs during the six month period ended June 30, 2013.

During the six-month period ended June 30, 2013, we reduced our warrants liability by $6,072,600, of which $1,319,200 of the reduction was recorded in the Condensed Consolidated Statement of Operations. The remaining reduction amount, which was reclassified to equity occurred as a result of the amendment to the warrants and exercise of 917,500 warrants prior to the amendment.  No cash was disbursed in conjunction with these items (see Note 4).

During the three-month period ended June 30, 2012 we incurred costs associated with discontinued intellectual property operations activities of $90,900 of which $14,000 was disbursed, and the balance reported as component of accounts payable. During the six month period ended June 30, 2012 we incurred costs associated with discontinued intellectual property operations activities of $121,300 of which $37,000 was disbursed, and the balance reported as a component of accounts payable. During the six-month period ended June 30, 2012, we capitalized $143,000 of property and equipment for which no cash was disbursed. We recorded $104,100 of such amount to long term liabilities – deferred rent and the balance to accounts payable and accrued liabilities. – deferred rent $24,000 of such amount to current liabilities – deferred rent, and the balance to accounts payable. Also, we reported approximately $1,600 as other assets for which no cash was disbursed. We reported this amount as a component of accounts payable as of June 30, 2012.

14.  Earnings (Loss) Per Share

Earnings or loss per share is calculated by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share (“Diluted EPS”) is calculated by dividing the net income or loss for the period by the total of the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of such potential shares of common stock would have an anti-dilutive effect. During all periods presented in our Condensed Consolidated Statements of Operations, potentially dilutive securities included shares of common stock potentially issuable upon exercise of stock options and exercise of warrants. During the three and six-month periods ended June 30, 2013, potentially dilutive securities also included common stock potentially issuable upon the release (future vesting) of unvested restricted stock awards. Diluted EPS excludes the impact of potential issuance of shares of common stock related to our stock options in periods in which the exercise price of the stock option is greater than the average market price of our common stock during such periods.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2013:

Numerator
Net income from continuing operations	$3,305,100
Loss from discontinued operations, net of tax	$—
Denominator
Basic earnings per share - weighted-average shares outstanding	85,823,258
Effect of dilutive stock options	8,968,770
Effect of dilutive warrants	6,531,717
Diluted earnings per share - weighted-average shares outstanding	101,323,745
Earnings (Loss) per share - Continuing Operations
Basic earnings per share	$0.04
Diluted earnings per share	$0.03

Earnings (Loss) per share - Discontinued Operations
Basic earnings per share	$—
Diluted earnings per share	$—

For the three-month period ended June 30, 2012, 37,636,715 shares of common stock equivalents were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

For the six-month periods ended June 30, 2013 and 2012, 34,782,222 and 37,636,715 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

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

Segment revenue for the three-month periods ended June 30, 2013 and 2012 was as follows:

			Increase (Decrease)
	2013	2012	Dollars	Percentage
GO-Global	$1,393,800	$1,570,900	$(177,100)	-11.3%
hopTo	—	—	—	n/	a
Consolidated Total	$1,393,800	$1,570,900	$(177,100)	-11.3%

Segment revenue for the six-month periods ended June 30, 2013 and 2012 was as follows:

			Increase (Decrease)
	2013	2012	Dollars	Percentage
GO-Global	$3,010,800	$3,181,500	$(170,700)	-5.4%
hopTo	—	—	—	n/	a
Consolidated Total	$3,010,800	$3,181,500	$(170,700)	-5.4%

Segment income (loss) from continuing operations for the three and six-month periods ended June 30, 3013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
GO-Global	$(243,300)	$(1,189,500)	$(205,300)	$(1,989,400)
hopTo	(1,217,700)	(382,400)	(1,708,700)	(782,000)
Total	$(1,461,000)	$(1,571,900)	$(1,914,000)	$(2,771,400)

We do not allocate interest, other income, other expense, or income tax to our segments.

As of June 30, 2013 segment fixed assets (long-lived assets) were as follows:

		Accumulated
		Depreciation
	Cost Basis	/Amortization	Net
GO-Global	$1,866,800	$(1,742,800)	$124,000
hopTo	918,400	(83,400)	835,000
Total from continuing operations	2,785,200	(1,826,200)	959,000
Discontinued operations	2,839,000	(2,839,000)	—
Unallocated	32,400	—	32,400
Total	$5,656,600	$(4,665,200)	$991,400

We do not maintain any significant long-lived assets outside of the United States.

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

Amounts pertaining to our ipCapital initiatives are included in the GO-Global software segment.

Go-Global software revenue by country for the three-and six month periods ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Country	2013	2012	2013	2012
United States	$564,800	$556,100	$1,208,400	$1,313,100
Germany	81,200	210,400	269,600	443,600
Other Countries	747,800	804,400	1,532,800	1,424,800
Total	$1,393,800	$1,570,900	$3,010,800	$3,181,500

16.  Related Party Transactions

Tamalpais Partners LLC

Steven Ledger, the Chairman of our Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, (“'Tamalpais”) a business consulting firm. On February 1, 2012, we entered into a one year consulting agreement with Tamalpais under which Tamalpais will provide us with advisory services focused on capital and business issues, including assistance on raising capital, mergers, acquisitions, business development and investor relations/positioning. We renewed the consulting agreement for an additional year upon its expiration. We paid Tamalpais $18,000 during each of the three-month periods ended June 30, 2013 and 2012, respectively  for services rendered to us under the terms of this consulting agreement.  We paid Tamalpais $36,00 and $30,000 during each of the six month periods ended June 31, 2013 and 2012, respectively  for services rendered to us under the terms of this consulting agreement.  No amounts were due to Tamalpais at June 30, 2013.

ipCapital Group, Inc.

On October 11, 2011, we engaged ipCapital Group, Inc. (“ipCapital”), an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets.  Our engagement agreement with ipCapital, which has been amended three times, affords us the right to request ipCapital to perform a number of diverse services, employing its proprietary processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities.

For the three and six-month periods ended June 30, 2013 we paid ipCapital an aggregate of $10,000 and $20,000, respectively, for services performed under the engagement agreement, as amended. For the three and six-month periods ended June 30, 2012 we paid ipCapital an aggregate $50,000 and $80,000, respectively for services performed under the engagement agreement, as amended. Prior to entering into the engagement agreement with ipCapital in 2011, ipCapital performed an analysis of our intellectual property and the potential methods we could employ to strengthen our intellectual property on a consulting basis.  We paid ipCapital $50,000 for this analysis in the six-month period ended June 30, 2012.  All amounts paid to ipCapital in 2013 and 2012 have been reported within general and administrative expense.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share.  Half of the warrant (200,000 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The first vesting installment occurred on October 11, 2012, with the remaining two to occur on October 11, 2013 and 2014, respectively.  The remaining 200,000 shares became fully vested upon the completion to our satisfaction of all services that we requested from ipCapital under the engagement agreement, prior to the signing of the amendments.  Such performance was deemed satisfactory during 2012.  We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for performing substantially similar services.

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock; thus, we accrete (reduce) the fair value of the warrant as a liability over the anticipated service period. We recognized ($87,600) and ($4,200) as a component of general and administrative expense during the three-month periods ended March 31, 2013 and 2012, respectively, and ($14,100) and $14,500 during the six-month periods ended June 30, 2013 and 2012, respectively, resulting from the change in fair value. In accordance with the liability method of accounting, we re-measure the fair value of the outstanding warrants at each balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 7)

ipCapital Licensing Company I, LLC

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

17. Discontinued Operations

During 2012, we reached settlement agreements that effectively ended all of our then on-going intellectual property litigation.  With the settlement of such litigation activities we ceased actively pursuing intellectual property litigation as an integral part of our strategy to fund our operations.  Accordingly, for all periods presented, the results of operations and cash flows related to our former intellectual property segment has been segregated and reported as “Discontinued Operations”.  There was no revenue derived from our intellectual property litigation in either of the three or six month periods ended June 30, 2013 or 2012.  During   the three month period ended June 30, 2012 we incurred costs of $90,900 related to this discontinued operation.  During the six month period ended June 30, 2012 we incurred costs of $121,300 related to this discontinued operation.

We will continue to make significant investments in our intellectual property during the remainder of 2013.  We believe such investments will be an asset that will leverage our product strategy and protect our long-term growth strategies.  We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations.

As of June 30, 2013 and 2012, all of our patents were fully amortized.  Additionally, we have characterized the NES patents as “held for sale” and will be pursuing reasonable sales opportunities for such patents as they become known to us.

18. Subsequent Events

On June 17, 2013, we entered into, and subsequently consummated, an Exercise Agreement (the “Exercise Agreement”) with five of the largest investors in our September 1, 2011 private placement of common stock and warrants (the “2011 Transaction”), providing for the exercise for cash by such investors of warrants to purchase an aggregate 9 million shares of our common stock, out of the approximately 17 million shares of common stock subject to warrants issued to the investors in the 2011 Transaction that remained outstanding as of such date.   We received cash proceeds of $2.34 million as a result of the warrants exercised. In consideration for the early exercise of these warrants, we issued to the five investors an aggregate of 4.5 million warrants to purchase common stock at an exercise price of $1.00 per warrant, with a term of five years from issuance (the “New Warrants”).   Each of the warrant holders represented to us that there were “accredited investors.”  The issuance of such common stock upon exercise and the issuance of the New Warrants was not registered under the Securities Act of 1933 because such securities were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

On August 9, 2013, we consummated an offer to exercise warrants made to holders of warrants in the 2011 Transaction who were not parties to the Exercise Agreement.  We were obligated to conduct the Offer to Exercise under the terms of the Exercise Agreement entered into in connection with the June 17, 2013 transaction.  In connection with the Offer to Exercise, warrants to purchase an aggregate of 305,000 shares of our common stock were exercised for which we received cash proceeds of $64,000.  In consideration for the early exercise of these warrants, we issued an aggregate of 152,500 New Warrants at an exercise price of $1.00 per warrant, with a term of five years from issuance.   Each of the warrant holders represented to us that there were “accredited investors.”  The issuance of such common stock upon exercise and the issuance of the New Warrants was not registered under the Securities Act of 1933 because such securities were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

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

Our GO-Global Software Products

Our GO-Global product offerings, which currently are our only revenue source, can be categorized into product families as follows:

•	GO-Global for Windows: Allows access to Windows-based applications from remote locations and a variety of connections, including the Internet and dial-up connections. The Windows applications run on a central computer server along with GO-Global Windows Host software. This allows the applications to be accessed remotely via GO-Global Client software, or a Web browser, over many types of data connections, regardless of the bandwidth or operating system. Web-enabling is achieved without modifying the underlying application’s code or requiring costly add-ons.

•	GO-Global for UNIX: Allows access to UNIX and Linux-based applications from remote locations and a variety of connections, including the Internet and dial-up connections. The UNIX/Linux applications run on a central computer server along with the GO-Global for UNIX Host software. This allows the applications to be accessed and run remotely via GO-Global Client software or a Web browser without having to modify the application’s code or requiring costly add-ons.
•	GO-Global Client: We offer a range of GO-Global Client software that allows remote application access from a wide variety of local, remote and mobile platforms, including Windows, Linux, UNIX, Apple OS X and iOS, and Google Android. We plan to continue to develop GO-Global Client software for new portable and mobile devices. We released GO-Global Client products for the iPad and Android tablets in June 2011 and February 2012, respectively.

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

Results of Operations for the Three and Six-Month Periods Ended June 30, 2013 and 2012.

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended June 30, 2013 and 2012 was:

	Three Months Ended June 30,		2013 Over (Under) 2012
Revenue	2013	2012	Dollars	Percent
Software Licenses
Windows	$473,700	$637,900	$(164,200)	-25.7%
UNIX/Linux	183,400	226,600	(43,200)	-19.1%
	657,100	864,500	(207,400)	-24.0%
Software Service Fees
Windows	499,200	444,400	54,800	12.3%
UNIX/Linux	232,500	234,900	(2,400)	-1.0%
	731,700	679,300	52,400	7.7%
Other	5,000	27,100	(22,100)	-81.5%
Total Revenue	$1,393,800	$1,570,900	$(177,100)	-11.3%

Revenue for the six month periods ended June 30, 2013 and 2012 was:

	Six Months Ended June 30,		2013 Over (Under) 2012
Revenue	2013	2012	Dollars	Percent
Software Licenses
Windows	$1,113,800	$1,270,500	$(156,700)	-12.3%
UNIX/Linux	454,200	490,100	(35,900)	-7.3%
	1,568,000	1,760,600	(192,600)	10.9%
Software Service Fees
Windows	960,400	869,600	90,800	10.4%
UNIX/Linux	459,800	472,300	(12,500)	-2.6%
	1,420,200	1,341,900	78,300	5.8%
Other	22,600	79,000	(56,400)	-71.4%
Total Revenue	$3,010,800	$3,181,500	$(170,700)	-5.4%

Revenue

Our software revenue, historically, has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of this revenue has been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Many of our resellers (a “stocking reseller”) purchase software licenses that they hold in inventory until they are resold to the ultimate end user. We defer recognition of revenue from these sales (on our Condensed Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying software licenses to the ultimate end user. Consequently, if any of our significant stocking resellers materially change the rate at which they resell our software licenses to the ultimate end user, our software licenses revenue could be materially impacted.

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

Software Licenses

The decrease in Windows software licenses revenue for the three and six-month periods ended June 30, 2013, as compared with the same periods of the prior year, were primarily due to lower aggregate revenue derived from our stocking resellers.  Adding to the decrease was lower revenue recognized in 2013 associated with two maintenance transactions entered into with an end-user customer during 2012.  All revenue from both of these  transactions had previously been deferred.  We recognized the revenue from each transaction, ratably, over each transaction’s respective maintenance period.  As the maintenance period for the first of these two transactions was expired prior to the three-month period ended June 30, 2013, we completed recognition of the revenue related thereto, and as a result we only recognized revenue from the second of these two transactions during the three month period ended June 30, 2013.  The decreases described above were partially offset by higher license sales to other end user customers.

Software licenses revenue from our UNIX/Linux products decreased  during the three and six-month periods ended June 30, 2013, as compared with the same periods of the prior year, primarily due to lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers.

We expect aggregate software license revenue in 2013 to be lower than 2012 levels due to lower aggregate revenue from our stocking resellers and our European telecommunications customers, which may offset revenue from new and/or upgraded GO-Global products we expect to introduce during the remainder of 2013.

Software Service Fees

The increase in software service fees revenue attributable to our Windows products during the three and six-month periods ended June 30, 2013, as compared to the same periods of the prior year, was the result of the continued growth of the number of Windows maintenance contracts purchased by our end-user customers on new license installations and the renewal of maintenance contracts on currently installed software licenses.

The decrease in service fees revenue attributable to our UNIX products for the three and six-month periods ended June 30, 2013, as compared with the same periods of the prior year, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a decrease in maintenance contract renewals. We believe that these decreases reflect the continued economic malaise and the competitive challenges facing the telecommunications industry, particularly in Europe. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2013 will modestly increase over those for 2012, as we expect to  see continued strength in the sale and renewal of Windows maintenance contracts.

Other

The decrease in other revenue for the three and six -month periods ended June 30, 2013, as compared with the same period of the prior year was primarily due to a decrease in private labeling fees. We typically recognize private labeling fees revenue only when such services are requested by a new stocking reseller; they sign a contract with us, simultaneously place their first stocking order and ultimately, when they sell through their entire first stocking order, we recognize the private labeling fees revenue. Private labeling fees do not comprise a material portion of our revenue streams, and they can vary from period to period.

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

Under accounting principles generally accepted in the United States (“GAAP), development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product.  During the three-month periods ended June 30, 2013 and 2012, we did not capitalize any software development costs. During the six-month periods ended June 30, 2013 and 2012, we capitalized $464,500 and $0, respectively, of software development costs.

Amortization of capitalized software development costs was $41,500 during each of the three-month periods ended June 30, 2013 and 2012, respectively.  Amortization of capitalized software development costs was $83,000 during each of the six-month periods ended June 30, 2013 and 2012, respectively.
Software Cost of revenue was 9.9% and 8.4% of total revenue for the three months ended June 30, 2013 and 2012, respectively.  Software cost of revenue was 8.3% and 8.5% of total revenue for the six months ended June 30, 2013 and 2012, respectively.

Software Cost of revenue for the three-month periods ended June 30, 2013 and 2012 was as follows:

			2013 Over (Under) 2012
	2013	2012	Dollars	Percent
Software service costs	$64,200	$62,500	$1,700	2.7%
Software product costs	73,100	69,900	3,200	4.6%
	$137,300	$132,400	$4,900	3.7%

Cost of revenue for the six-month periods ended June 30, 2013 and 2012 was comprised as follows:
			2013 Over (Under) 2012
	2013	2012	Dollars	Percent
Software service costs	$127,800	$135,500	$(7,700)	-5.7%
Software product costs	121,300	135,400	(14,100)	-10.4%
	$249,100	$270,900	$(21,800)	-8.0%

Software service costs were relatively flat during the three-month period ended June 30, 2013, as compared with the same period of the prior year.  Software service costs decreased during the six-month period ended June 30, 2013, as compared with the same period of the prior year, primarily as a result of less time being spent on customer service issues.  We expect software service costs to remain lower during the remainder of 2013, as compared with the prior year.

Software service costs include non-cash stock-based compensation. Such costs were, in the aggregate, approximately $1,700 and $4,100 for the three-month periods ended June 30, 2013 and 2012, respectively and $3,800 and $10,400 for the six-month periods ended June 30, 2013 and 2012, respectively.  No new stock awards were issued to customer service personnel in either 2013 or 2012; thus, the decreases in both the three and six-month periods ended June 30, 2013, as compared with the similar periods of the prior year, resulted from less stock-based compensation expense being recognized from the outstanding stock awards held by such employees.

Software product costs increased in the three-month period ended June 30, 2012 compared with the same period in 2012 due to an increase in costs associated with third party software we license into our products. For the six-month period ended June 30, 2013 software product costs decreased compared to the same period in 2012 due to a decrease in costs associated with third party software we license into our products.

We expect that software costs of revenue for 2013 will be lower than 2012 levels, primarily due to decreased customer service costs.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services, and travel and entertainment expense.

Selling and marketing expenses for the three-month periods ended June 30, 2013 decreased by $43,600, or 7.2%, to $561,200, from $604,800 for the same period of 2012, which represented approximately 40.3% and 38.5% of revenue during these periods, respectively. Selling and marketing expenses for the six-month period ended June 30, 2013 decreased by $119,100 or 10.1% to $1,060,200 from $1,179,300 for the same period in 2012, which represented approximately 35.2% and 37.1% of revenue during those periods, respectively.

The decrease in selling and marketing expenses during the three and six-month periods ended June 30, 2013, as compared with the same periods of the prior year, was mainly due to lower commissions, bonuses, and marketing services costs partially offset by higher wages and employee severance costs.

Selling and marketing employee costs included non-cash stock-based compensation costs aggregating approximately $38,400 and $25,200 for the three-month periods ended June 30, 2013 and 2012, respectively. The same costs for the six-month periods ended June 30, 2013 and 2012 were approximately $78,900 and $51,600, respectively. The increase in these costs resulted from stock awards issued in 2012.

We currently expect our full-year 2013 selling and marketing expense to decrease compared to 2012 levels as we expect to enact certain cost cutting measures aimed at generating greater operational efficiencies throughout the remainder of the year.

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

General and administrative expenses decreased by $660,100, or 45.8%, to $780,700, for the three-month period ended June 30, 2013, from $1,440,800 for the same period of 2012, which represented approximately 56.0% and 91.7% of revenue during these periods, respectively.

The decrease in general and administrative expense in the three-month period ended June 30, 2013 was primarily due to the cost of the severance agreement with our former chief executive officer and chairman, which, as described in Note 5, resulted in a one-time charge of $721,800 that was recognized in the three-month period ended June 30, 2012.  Also, we had  fewer employees and lower legal and outside services costs in 2013.

General and administrative expenses decreased by $958,100, or 38.6%, to $1,526,700 for the six-month period ended June 30, 2013, from $2,484,800 for the same period of 2012, which represented approximately 50.7% and 78.1% of revenue during these periods, respectively.

The decrease in general and administrative expense in the six-month period ended June 30, 2013 was primarily due to same reasons described above for the three-month period ended June 30, 2013.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $84,600 and $260,600 for the three-month periods ended June 30, 2013 and 2012, respectively.  Non-cash stock-based compensation expense included in general and administrative costs aggregated $179,500 and $333,700 for the six-month periods ended June 30, 2013 and 2012, respectively.  The decrease in these costs resulted from such expense associated with the separation agreement with our former chief executive officer and chairman in 2012 which was partially offset by the expenses associated with stock awards issued in 2012.

We expect that general and administrative expense for 2013 will be lower than 2012 levels, primarily as a result of the one-time costs incurred in connection with the separation agreement we entered into during April 2012 with our former chief executive officer and chairman and the legal fees incurred related thereto, and the stock-based compensation expense associated with the restricted stock awards granted during 2012.  We also expect to have fewer employees in our patent group.  See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the separation agreement.   Such savings will be partially offset by costs of certain system upgrades we expect to enact, aimed at generating greater administrative efficiencies, over the course of the next several months.

Research and Development Expenses

Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $410,800, or 42.6%, to $1,375,600, for the three-month period ended June 30, 2013, from $964,800 for the same period of 2012, which represented approximately 98.7% and 61.4% of revenue for these periods, respectively.

The increase in research and development expense for the three-month period ended June 30, 2013, as compared with the same periods of the prior year, was primarily due  to higher staffing levels and recruitment fees for the new product development team in Campbell, California, and higher outside services costs.

Research and development expenses increased by $70,900, or 3.5%, to $2,088,800, for the six-month period ended June 30, 2013, from $2,017,900 for the same period of 2012, which represented approximately 69.4% and 63.4% of revenue for these periods, respectively.

The increase in research and development expense for the six-month period ended June 30, 2013, as compared with the same periods of the prior year, was primarily due to higher staffing levels and recruitment fees for the new product development team in Campbell, California and higher outside services costs.  These costs were partially offset  by the capitalization of software development costs relating to hopTo, and having fewer employees in the Concord, New Hampshire engineering office.

Included in research and development employee costs was non-cash stock-based compensation expense totaling $80,000 and $86,200 for the three-month periods ended June 30, 2013 and 2012, respectively. Non-cash stock-based compensation expense was $128,300 and $169,800 for the six-month periods ended June 30, 2013 and 2012, respectively. The decrease in non-cash stock-based compensation costsfor the three-month period ended June 30, 2013, as compared with the same period of the prior year was due to a decrease in the number of shares awarded to research and development employees in 2013, as compared with 2012. The decrease in stock-based compensation expense for the six-month period ended June 30, 2013, as compared with the same period of 2012 was primarily the result of the capitalization of $36,700 of stock-based compensation costs, attributable to the development of hopTo, as well as the decrease in the number  of shares awarded during 2013, as compared with 2012.

During the six-month period ended June 30, 2013 , we capitalized $464,500 of software development costs associated with the development of hopTo, which, had they not met the criteria for capitalization, would have otherwise been expensed.  Such costs were inclusive of the $36,700 of stock-based compensation  costs referred to in the preceding paragraph.  No such development costs were capitalized during the corresponding period of the prior year.

We expect 2013 research and development expenses to be significantly higher than those for 2012.  The main driver of the increased costs will be the costs associated with our new products development team, which will be primarily comprised of employee costs, recruitment fees, rent, equipment and supplies for the team.

Other Income - Change in Fair Value of Warrants Liability

During the three-month periods ended June 30, 2013 and 2012, we reported non-cash income related to the change in fair value of our Warrants Liability of $4,767,900 and $666,500, respectively. During the six-month periods ended June 30, 2013 and 2012, we reported non-cash income related to the change in fair value of our Warrants Liability of $1,319,200 and $607,900, respectively. Such changes in 2013 resulted from the decrease in the market value for our common stock.  For further information regarding our Warrants Liability, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Income (Loss) From Continuing Operations

As a result of the foregoing items, we reported income from continuing operations of $3,305,100 for the three-month period ended June 30, 2013 and a loss from continuing operations of - $905,300 for the three-month period ended June 30, 2012. We reported losses from continuing operations of $597,800 and $2,162,000 for the six-month periods ended June 30, 2013 and 2012, respectively.

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

As a result of this decision, we reported losses from discontinued operations of $0 and $90,900 for the three-month periods ended June 30, 2013 and 2012, respectively and losses of $0 and $121,300 for the six-month periods ended June 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

During 2013, we expect to continue to prioritize the investment of our resources into the development of various new products, with our primary focus being on hopTo.  Although we believe that as a result of the introduction of GO-Global 4.5 for Windows in 2012, and the expected introduction of new and/or upgraded GO-Global products slated for 2013, our revenue may modestly increase, we also believe that any such increases might be offset if we experience continued weakness in revenue derived from our stock resellers and our European telecommunications customers.  Further, due to our expected investments in hopTo, and our intellectual property strategy, we expect our cash flow from operations to decrease.  Based on our cash on hand as of June 30, 2013, (including the approximately $2.55 million received from the exercise of warrants in the June 2013 warrant exercise transactions), and the anticipation of modest increased revenue from our GO-Global products, we believe that we will have sufficient resources to support our operational plans for the next twelve months.

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

During the six-month periods ended June 30, 2013 and 2012, our reported net losses of $597,800 and $2,283,300, respectively, included three significant non-cash items: depreciation and amortization of $135,500 and $124,500, respectively, which were primarily related to amortization of capitalized software development costs and depreciation of fixed assets, stock-based compensation expense of $390,500 and $565,500, respectively, $1,319,200 and $607,900, respectively, credited to other income related to the change in fair value recorded for the Warrants Liability.

During the six-month periods ended June 30, 2013 and 2012, we incurred operating cash outflows of $0 and $37,000, respectively in our former intellectual property segment, whose operations we discontinued in 2012.  (See Note 17 to Notes to Unaudited Condensed Consolidated Financial Statements).

We expect to continue making investments in our products during the remainder of 2013, with a focus on new product development, primarily within the planned hopTo product line.  During the six-month periods ended June 30, 2013 and 2012, we invested approximately $48,000 and $238,700 of cash, respectively, into fixed assets.  Such expenditures made during the six-month period ended June 30, 2012 were primarily incurred in connection with the opening of our office in Campbell, California and equipping our new products development team located therein.

During the six-month period ended June 30, 2013, 9,917,500 warrants and 751,378 employee options were exercised, which provided cash flows from financing activities of $2,551,300 and $112,400, respectively.  During the six-month period ended June 30, 2012, 56,100 employee options were exercised, which provided cash flows from financing activities of $8,100.  No warrants were exercised during the six-month period ended June 30, 2012.

Cash

As of June 30, 2013, our cash balance was $4,761,000, as compared with $3,960,600 as of December 31, 2012, an increase of $800,400, or 20.2%. The increase primarily resulted from the cash received from the exercise of warrants in the June 2013 transaction, which was partially offset by the cash used by our operating and investing activities.

Accounts Receivable, net

At June 30, 2013 and December 31, 2012, we reported accounts receivable, net, of $752,900 and $865,900, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $24,600 and $33,900 at June 30, 2013 and December 31, 2012, respectively.  The decrease in accounts receivable, net, was mainly due to lower sales during the first half of the year and the timing of sales during the second quarter.  We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of June 30, 2013, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three and six-month periods ended June 30, 2013 and 2012, no repurchases were made. As of June 30, 2013, $782,600 remains available for stock purchases under this program.

Working Capital

As of June 30, 2013, we had current assets of $5,617,900 and current liabilities of $3,861,400, which netted to working capital of $1,756,500. Included in current liabilities was the current portion of deferred revenue of $2,759,800.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 8, 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. No shares were repurchased under the stock repurchase program during the three-month period ended June 30, 2013.

On June 17, 2013, we entered into, and subsequently consummated, an Exercise Agreement (the “Exercise Agreement”) with five of the largest investors in our September 1, 2011 private placement of common stock and warrants (the “2011 Transaction”), providing for the exercise for cash by such investors of warrants to purchase an aggregate 9 million shares of our common stock, out of the approximately 17 million shares of common stock subject to warrants issued to the investors in the 2011 Transaction that remained outstanding as of such date.   We received cash proceeds of $2.34 million as a result of the warrants exercised. In consideration for the early exercise of these warrants, we issued to the five investors an aggregate of 4.5 million warrants to purchase common stock at an exercise price of $1.00 per warrant, with a term of five years from issuance (the “New Warrants”).   Each of the warrant holders represented to us that there were “accredited investors.”  The issuance of such common stock upon exercise and the issuance of the New Warrants was not registered under the Securities Act of 1933 because such securities were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

On August 9, 2013, we consummated an offer to exercise warrants (the “Offer to Exercise”) made to holders of warrants in the 2011 Transaction who were not parties to the Exercise Agreement.  We were obligated to conduct the Offer to Exercise under the terms of the Exercise Agreement entered into in connection with the June 17, 2013 transaction.  In connection with the Offer to Exercise, warrants to purchase an aggregate of 305,000 shares of our common stock were exercised for which we received cash proceeds of $64,000. In consideration for the early exercise of these warrants, we issued an aggregate of 152,500 New Warrants at an exercise price of $1.00 per warrant, with a term of five years from issuance.   Each of the warrant holders represented to us that there were “accredited investors.”  The issuance of such common stock upon exercise and the issuance of the New Warrants was not registered under the Securities Act of 1933 because such securities were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

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
101*
The following financial information from GraphOn Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012, (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAPHON CORPORATION
(Registrant)

Date:	August 13, 2013		Date:	August 13, 2013

By:	/s/ Eldad Eilam		By:	/s/ Robert L. Dixon
	Eldad Eilam			Robert L. Dixon
	Chief Executive Officer			Interim Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer and
Principal Accounting Officer)