Form 10-Q
period 2013-09-30
hopTo Inc.
filed 2013-11-14
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended September 30, 2013
Commission File Number: 0-21683

HOPTO INC.
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

As of November 8, 2013, there were issued and outstanding 101,459,382 shares of the registrant’s common stock, par value $0.0001.

HOPTO INC.
FORM 10-Q

Forward-Looking Information

This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact we make in this report are forward-looking statements.  In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements.  Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements.  Factors that may cause such a difference include the following:

•	the success of our new products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
•	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;
•	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; and
•	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report, as amended, on Form 10-K/A for the year ended December 31, 2012, which was filed with the SEC on April 12, 2013, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

HOPTO INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	September 30, 2013	December 31, 2012
Current Assets:
Cash	$3,557,100	$3,960,600
Accounts receivable, net	700,400	865,900
Prepaid expenses	62,400	150,200
Total Current Assets	4,319,900	4,976,700

Capitalized software development costs, net	659,600	223,100
Property and equipment, net	357,800	358,900
Other assets	31,700	46,900
Total Assets	$5,369,000	$5,605,600

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$969,400	$739,100
Deferred revenue	2,638,200	2,921,600
Severance liability	140,100	209,500
Deferred rent	29,800	26,700
Total Current Liabilities	3,777,500	3,896,900

Warrants liability	1,968,800	7,390,100
Deferred revenue	476,700	570,400
Severance liability	—	52,900
Deferred rent	104,500	127,500
Total Liabilities	6,327,500	12,037,800

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 95,507,634 and 82,616,750 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	9,500	8,300
Additional paid-in capital	70,748,100	62,425,400
Accumulated deficit	(71,716,100)	(68,865,900)
Total Stockholders' Deficit	(958,500)	(6,432,200)
Total Liabilities and Stockholders' Deficit	$5,369,000	$5,605,600

See accompanying notes to unaudited condensed consolidated financial statements

 HOPTO INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,534,700	$1,734,100	$4,545,500	$4,915,600
Costs of revenue	100,500	160,700	349,600	431,600
Gross profit	1,434,200	1,573,400	4,195,900	4,484,000

Operating expenses:
Selling and marketing	683,300	602,100	1,743,500	1,781,400
General and administrative	914,900	677,500	2,441,600	3,162,300
Research and development	1,444,500	948,600	3,533,300	2,966,500
Total operating expenses	3,042,700	2,228,200	7,718,400	7,910,200

Loss from operations	(1,608,500)	(654,800)	(3,522,500)	(3,426,200)

Other income (expense):
Change in fair value of warrants liability	(639,100)	(3,025,700)	680,100	(2,417,800)
Other, net	(200)	1,600	(500)	5,100
Loss from continuing operations before provision for income tax	(2,247,800)	(3,678,900)	(2,842,900)	(5,838,900)
Provision for income tax	4,600	600	7,300	2,600
Loss from continuing operations	(2,252,400)	(3,679,500)	(2,850,200)	(5,841,500)
Loss from discontinued operations	—	(347,100)	—	(468,400)
Net Loss	$(2,252,400)	$(4,026,600)	$(2,850,200)	$(6,309,900)
Loss per share:
Continuing operations – basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.07)
Discontinued operations – basic and diluted	—	(0.01)	—	(0.01)
Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.03)	$(0.08)
Average weighted common shares outstanding – basic and diluted	94,836,777	82,255,955	87,992,742	82,044,581

See accompanying notes to unaudited condensed consolidated financial statements

HOPTO INC.
Condensed Consolidated Statements of Stockholders’ Deficit

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding
Beginning balance	82,616,750	81,886,926
Employee stock option issuances	1,459,972	567,176
Exercise of warrants	10,222,500	—
Vesting of restricted stock awards	1,208,412	—
Ending balance	95,507,634	82,454,102

Common stock – amount
Beginning balance	$8,300	$8,200
Exercise of employee stock options	100	400
Exercise of warrants	900	—
Vesting of restricted stock awards	200	—
Ending balance	$9,500	$8,600

Additional paid-in capital
Beginning balance	$62,425,400	$61,398,600
Stock-based compensation expense	617,000	521,600
Stock-based compensation expense – severance agreement	—	237,400
Proceeds from exercise of employee stock options	302,600	44,000
Proceeds from exercise of warrants	2,614,400	—
Issuance of new warrants, per exercise agreement	514,800	—
New warrants recorded as cost of exercise agreement	(514,800)	—
Issuance of new warrants, per offer to exercise	45,600	—
New warrants recorded as cost of offer to exercise	(45,600)	—
Accretion of compensation expense – consultant warrants	11,800	—
Reclassification of warrants liability to equity from exercise of warrants	385,900	—
Reclassification of warrants liability to equity from amendment of warrants	4,391,000	—
Ending balance	$70,748,100	$62,201,600

Accumulated deficit
Beginning balance	$(68,865,900)	$(60,689,200)
Net loss	(2,850,200)	(6,309,900)
Ending balance	$(71,716,100)	$(66,999,100)
Total Stockholders’ Deficit	$(958,500)	$(4,788,900)

See accompanying notes to unaudited condensed consolidated financial statements

HOPTO INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
Cash Flows Provided By (Used In) Operating Activities:	(Unaudited)	(Unaudited)
Net Loss	$(2,850,200)	$(6,309,900)
Loss from discontinued operations	—	468,400
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187,700	191,700
Stock-based compensation expense	580,500	759,000
Change in fair value of derivative instruments – warrants	(680,100)	2,417,800
Accretion of warrants liability for consulting services	35,700	52,700
Accretion of equity warrants for consulting services	11,800	—
Revenue deferred to future periods	2,725,500	3,832,300
Recognition of deferred revenue	(3,102,600)	(3,519,300)
Changes in severance liability	(122,300)	336,800
Changes in deferred rent	(19,900)	32,000
Changes to allowance for doubtful accounts	(4,300)	5,200
Loss on disposal of fixed assets	—	600
Changes in operating assets and liabilities:
Accounts receivable	169,800	(53,000)
Prepaid expenses	87,800	31,700
Accounts payable and accrued expenses	226,600	56,600
Other assets	15,200	(7,500)
Net Cash Used In Operating Activities - Continuing Operations	(2,738,800)	(1,704,900)
Net Cash Used In Operating Activities - Discontinued Operations	—	(432,800)
Net Cash Used in Operating Activities	(2,738,800)	(2,137,700)

Cash Flows Used In Investing Activities:
Capital expenditures	(75,800)	(269,800)
Capitalized software development costs	(506,900)	—
Net Cash Used In Investing Activities - Continuing Operations	(582,700)	(269,800)
Net Cash Used In Investing Activities - Discontinued Operations	—	—
Net Cash Used In Investing Activities	(582,700)	(269,800)

HOPTO INC.
Condensed Consolidated Statements of Cash Flows (Continued)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Financing Activities:
Proceeds from exercise of warrants	2,615,300	—
Proceeds from exercise of employee stock options	302,700	44,400
Increase in payables related to restricted cash	—	198,300
Proceeds from restricted cash transaction	—	(198,300)
Net Cash Provided By Financing Activities -Continuing Operations	2,918,000	44,400
Net Cash Provided By Financing Activities - Discontinued Operations	—	—
Net Cash Provided By Financing Activities	2,918,000	44,400

Net Decrease in Cash	(403,500)	(2,363,100)
Cash - Beginning of Period	3,960,600	7,237,500
Cash - End of Period	$3,557,100	$4,874,400

See accompanying notes to unaudited condensed consolidated financial statements

HOPTO INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Basis of Presentation

Our Board of Directors adopted an amendment to our Certificate of Incorporation changing our name from GraphOn Corporation to hopTo Inc. effective September 9, 2013. A Certificate of Amendment of Incorporation was filed with the Delaware Secretary of State implementing the name change. The amendment had been previously approved by our stockholders.

The unaudited condensed consolidated financial statements include the accounts of hopTo Inc. and its subsidiaries (collectively, “we”, “us” or “our”); significant intercompany accounts and transactions are eliminated upon consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).  Accordingly, such unaudited condensed consolidated financial statements do not include all information and footnote disclosures required in annual financial statements.

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

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During 2012, we recorded $721,800 of severance expense, including stock compensation expense. Such expense was recorded as a result of a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors.  In addition, during 2013 we recorded an additional $75,700 of severance expense as a result of a separation and release agreement we entered into with a former vice president-level employee (as further discussed in Note 5 to Unaudited Condensed Consolidated Financial Statements).  An aggregate of $140,100 and $262,400 is reflected as a severance liability, at September 30, 2013 and December 31, 2012, respectively.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or nine-month periods ended September 30, 2013 or 2012.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three and nine-month periods ended September 30, 2013 and 2012:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
	Three Months Ended September 30,
2013	$24,600	$—	$—	$5,000	$29,600
2012	37,900	—	—	(7,700)	30,200

	Nine Months Ended September 30,
2013	$33,900	$—	$—	$(4,300)	$29,600
2012	25,000	—	—	5,200	30,200

Concentration of Credit Risk

For the three and nine-month periods ended September 30, 2013 and 2012 respectively, we considered the customers listed in the following tables to be our most significant customers. The tables set forth the percentage of sales attributable to each customer for the three and nine-month periods ended September 30, 2013 and 2012, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of September 30, 2013 and 2012.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Elosoft	10.4%	15.1%	7.2%	10.7%
IDS	9.9%	4.5%	8.7%	1.2%
GE	9.7%	16.5%	10.1%	19.8%
Alcatel-Lucent	8.4%	16.2%	7.2%	14.3%
GAD	6.4%	—	5.5%	—
Total	44.8%	52.3%	38.7%	46.0%

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Elosoft	6.3%	15.1%	5.5%	10.7%
IDS	6.6%	4.5%	5.4%	1.2%
GE	6.8%	16.5%	8.1%	19.8%
Alcatel-Lucent	7.5%	16.2%	4.8%	14.3%
GAD	4.7%	—	10.5%	—
Total	31.9%	52.3%	34.3%	46.0%

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

As of September 30, 2013, all of our $1,968,800 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 4).

Recent Accounting Pronouncements
In July 2013, FASB issued ASU No. 2013-11 “Income Taxes (Topic 740)” (ASU 2013-11). The objective of ASU 2013-11 is to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. FASB recognized that there was inconsistency in how previous guidance in this topic was applied in practice, thus; the objective of ASU 2013-11 is to eliminate the diversity of how previous guidance was applied. As the amendments in ASU 2013-11 do not require new recurring disclosures, rather, they are aimed at creating consistency in how previous guidance is applied, we do not believe that adoption of ASU 2013-11, which will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, will have a material impact on our results of operations, cash flows or financial position.

In February 2013, FASB issued ASU No. 2013-02 “Other Comprehensive Income” (ASU 2013-02). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of other comprehensive income.  This objective is reached by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  ASU 2013-02 is effective and is to be applied prospectively to reporting periods beginning after December 15, 2012. We currently have no amounts that would meet the criteria to be reclassified; accordingly, the adoption of ASU 2013-02 did not have a material impact on our results of operations, cash flows or financial position.  Comprehensive loss equals net loss for the each of the three and nine-month periods ended September 30, 2013 and 2012, respectively.

In July 2012, FASB issued ASU No. 2012-02 “Intangibles – Goodwill and Other” (ASU 2012-02). The objective of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. Early adoption is permitted. We currently have no goodwill or material indefinite-lived intangible assets; accordingly, the adoption of ASU 2012-02 did not have a material impact on our results of operations, cash flows or financial position.

3.  Property and Equipment

Property and equipment was:

	September 30, 2013	December 31, 2012
Equipment	$1,238,800	$1,171,900
Furniture	392,800	380,200
Leasehold improvements	147,500	147,500
	1,779,100	1,699,600
Less: accumulated depreciation and amortization	1,421,300	1,340,700
	$357,800	$358,900

Aggregate property and equipment depreciation and amortization expense was $28,200 during the three-month period ended September 30, 2013 and $80,600 during the nine-month period ended September 30, 2013. During the nine-month period ended September 30, 2013, we capitalized the following costs: equipment; $64,900, furniture; $14,600.

4.  Liability Attributable to Warrants

On June 17, 2013, we entered into, and subsequently consummated, an Exercise Agreement (the “Exercise Agreement”) with five of the largest investors in our September 1, 2011 private placement of common stock and warrants (the “2011 Transaction”), providing for the exercise for cash by such investors of warrants to purchase an aggregate of 9 million shares of our common stock, out of the approximately 17 million shares of common stock subject to warrants issued to the investors in the 2011 Transaction that remained outstanding as of such date. The approximately 5 million shares of common stock subject to warrants issued to the placement agent in the 2011 Transaction that remained outstanding as of such date were not part of the Exercise Agreement.  The Company agreed under the Exercise Agreement to subsequently commence a tender offer (the “Offer to Exercise”) to provide these holders of other warrants that remained outstanding from the 2011 Transaction with the same opportunity to exercise as provided under the Exercise Agreement.

The warrants exercised had a remaining term of approximately 38 months, and had an exercise price of $0.26 per warrant, which was the original exercise price. We received cash proceeds of $2.34 million as a result of the warrants exercised. In consideration for the early exercise of these warrants, we issued to the five investors an aggregate of 4.5 million warrants to purchase common stock at an exercise price of $1.00 per warrant, with a term of five years from issuance (the “New Warrants”). The New Warrants were issued on June 18, 2013, are substantially similar to the investor warrants that were exercised, and, after giving effect to the amendments to such warrants described below, such warrants have been recorded as a component of equity (additional paid-in capital “APIC”) at Level 3 fair value.

Using a binomial pricing model, we calculated the fair value of the New Warrants issued at the time of the Exercise Agreement to be $514,800. We used the following assumptions in the binomial pricing model: estimated volatility – 185%; annualized forfeiture rate – 0%; expected term – 5 years; estimated exercise factor – 1.5, risk free interest rate – 1.07%; and dividends – 0.  The New Warrants were accounted for as a cost of the exercise of the warrants issued pursuant to the Exercise Agreement; as a result a $514,800 reduction of APIC was also recorded.  Accordingly, there was no net effect on equity because of the issuance of the new warrants.

Immediately prior to the exercise for cash, the five investors, who held a majority of the outstanding warrants issued in the 2011 Transaction to investors (“Investor Warrants”), agreed to amend the entire series of such warrants to delete the following provisions: (1) the price-based anti-dilution clause; (2) our right to lower the exercise price in our discretion; and (3) a clause that mandated that we buy the warrants for cash at their Black-Scholes value in the event of certain extraordinary transactions. By virtue of a majority-rule clause in the warrants, the elimination of these provisions from the Investor Warrants issued in the 2011 Transaction eliminated the warrant derivative liability classification related to all of the Investor Warrants issued in the 2011 Transaction including those held by investors who did not exercise their warrants at the date of the amendment.   The tables below show the calculation of the reduction of the warrants derivative liability.

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

Using a binomial pricing model, we calculated the fair value of the New Warrants issued at the end of the Offer to Exercise to be $45,600. We used the following assumptions in the binomial pricing model: estimated volatility 171%; annualized forfeiture rate 0%; expected term 4.875 years; estimated exercise factor 4, risk free interest rate 1.31%; and dividends 0.  The New Warrants were accounted for as a cost of the exercise of the warrants issued pursuant to the Exercise Agreement; as a result a $45,600 reduction of APIC was also recorded.  Accordingly, there was no net effect on equity because of the issuance of the new warrants.

Under ASC 820, “Fair Value Measurement,” we re-measure the fair value of the warrants classified as a liability at every balance sheet date.  As an integral part of the re-measurement process, we reevaluate each of the assumptions used, and when circumstances change or we become aware of new information affecting any of our assumptions, we adjust those assumptions accordingly.  During the three months ended March 31, 2013 two investors in the 2011 private placement exercised an aggregate of 462,500 warrants.  While closing our books for the three months ended March 31, 2013, we reevaluated our internal assumptions based on historic and recent exercise patterns and analysis of our stock performance.  Based on the work performed, we concluded that a lowering of our estimated exercise factor for the warrants issued in conjunction with the 2011 transaction from 10 to 4 was appropriate (see the assumptions used, as set forth in the tables, below).

Changes in fair value of the warrants liability are recognized in other (income), except for changes in the fair value of the warrants issued to ipCapital which are recognized as a component of general and administrative expense in the condensed consolidated statement of operations.

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants.  The exercise price for warrants issued in conjunction with the 2011 Transaction, including those issued to the placement agent, was either $0.20 or $0.26 per share, and was $0.26 per share for the warrants issued to ipCapital. The fair market value of our common stock was $0.54 and $0.30 per share as of September 30, 2013 and 2012, respectively.

We used a binomial pricing model to determine the fair value of our warrants liability as of September 30, 2013 and December 31, 2012, the balance sheet dates, using the following assumptions:

	2011 Transaction		ipCapital
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Estimated volatility	120%	159%	125%	163%
Annualized forfeiture rate	—	—	—	—
Expected option term (years)	2.92	3.67	3.04	3.79
Estimated exercise factor	4	10	4	10
Risk-free interest rate	0.50%	0.45%	0.64%	0.65%
Dividends	—	—	—	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013:

Warrants liability – December 31, 2012 fair value	$7,390,100
Change in fair value of warrant liability recorded in other income	(680,100)
Change in fair value of warrant liability recorded in general and administrative expense	35,700
Reclassification of warrants liability to equity from exercise of warrants (1)	(385,900)
Reclassification of warrants liability to equity from amendment to warrants (1)	(4,391,000)
Warrants liability – September 30, 2013 fair value	$1,968,800

(1)
During the nine-month period ended September 30, 2013, our warrants liability was reduced as a result of the warrants amendment, as discussed above. Additionally, our warrants liability was further reduced by $385,900 as a result of the exercise of 1,072,500 warrants during such period, whose terms were not affected by the changes made under the warrants amendment. The aggregate reduction in the liability, combining the warrant amendment and this exercise, was $4,776,900. See Note 13.

The following tables reconcile the number of warrants outstanding for the periods indicated:

For the Three-Month Period Ended September 30, 2013
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	13,157,500	—	305,000	12,852,500
Exercise Agreement	4,500,000	—	—	4,500,000
ipCapital	400,000	—	—	400,000
Consultant Warrant (1)	—	312,500	—	312,500
Offer to Exercise	—	152,500	—	152,500
Total	18,057,500	465,000	305,000	18,217,500

For the Nine-Month Period Ended September 30, 2013
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	23,075,000	—	10,222,500	12,852,500
Exercise Agreement	—	4,500,000	—	4,500,000
ipCapital	400,000	—	—	400,000
Consulting Warrant (1)	—	312,500	—	312,500
Offer to Exercise	—	152,500	—	152,500
Total	23,475,000	4,965,000	10,222,500	18,217,500

For the Three and Nine-Month Period Ended September 30, 2012
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	23,075,000	—	—	23,075,000
ipCapital	400,000	—	—	400,000
Total	23,475,000	—	—	23,475,000

(1) Effective September 18, 2013, we entered into a consulting agreement with Genesis Select to provide us with a variety of investor relations services. As part of their compensation, we issued to them a warrant to purchase 312,500 shares of our common stock at an exercise price of $0.50 per share. The warrant will vest, monthly, over the initial twelve-month service period of the contract, assuming that the agreement remains in-force, with the first vesting having occured on October 18, 2013. The warrant is substantially similar in nature to those issued in the warrant amendment, discussed above, thus; the warrant is accounted in equity and is not included as a component of our warrants liability as of September 30, 2013. We used the following assumptions in a binomial pricing model to calculate the fair value of the warrant issued to Genesis: estimated volatility – 181%; expected term – 4.96 years; estimated exercise factor – 4, risk free interest rate – 1.41%; and dividends – 0. Expense associated with this warrant is recognized as a component of general and administrative expense over the one-year vesting term of the warrant.

5.  Severance Liability

On April 12, 2012, we entered into a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. Subject to the terms of the separation agreement, effective April 20, 2012 (the “Release Effective Date”) we paid or provided Mr. Dilworth the following:

•
On the Release Effective Date, Mr. Dilworth’s outstanding unvested options became fully vested and exercisable, and his outstanding vested options were modified to extend the exercise period. All options will remain exercisable until the earlier of (i) the expiration dates of each of such options or (ii) the date that is 30 months after the Release Effective Date. The number of shares of common stock issuable upon exercise of such outstanding options is 2,000,000. We recognized $172,700 of non-cash stock-based compensation expense during 2012, as a result of the modification of Mr. Dilworth’s outstanding stock options.  No expense was recognized during the nine-month period ended September 30, 2013 as a result of the modifications.

•
On the Release Effective Date, Mr. Dilworth was granted an option to purchase 500,000 shares of common stock at an exercise price of $0.20 per share. Such option has a term of 30 months from the date of grant and will vest and become exercisable at a rate of 62,500 shares per quarter commencing on July 1, 2012. We recognized $64,700 of non-cash stock-based compensation expense during 2012 as a result of the issuance of this stock option to Mr. Dilworth.  No expense was recognized during the nine-month period ended September 30, 2013 as a result of the issuance.

•
From May 2012 through April 2013, Mr. Dilworth was paid $27,300 per month. From May 2013 through April 2014, Mr. Dilworth will be paid $13,600 per month.  During the three-month period ended June 30, 2012, we recognized $433,700 compensation expense related to Mr. Dilworth’s separation agreement, which we recorded as a liability.  Such amount represented the present value of the future salary and medical insurance (discussed below) continuation payments due Mr. Dilworth under the terms of the separation agreement.  During the three and nine-month periods ended September 30, 2013, we made salary continuation payments aggregating $36,600 and $172,900, respectively, to Mr. Dilworth.  As of September 30, 2013, the aggregate present value of the remaining future salary and medical insurance coverage continuation payments due Mr. Dilworth was $92,300, which was reported as a current liability.  All interest expense associated with the salary and medical insurance continuation payments made are charged to general and administrative expenses as incurred.  During the three and nine-month periods ended June 30, 2013, we incurred interest charges of $4,200 and $18,100 respectively.

•
From May 2012 through October 2013, we paid the premium costs to continue medical coverage for Mr. Dilworth and his spouse under the Employment Retirement Income Security Act of 1974. Such premiums aggregated $5,800 for May 2012 and June 2012, and will approximate $1,300 per month thereafter. During the three and nine-month periods ended September 30, 2013 we made medical insurance coverage continuation payments of $3,800 and $11,000 respectively.  During the three and nine-month periods ended September 30, 2013, we incurred interest charges of $100 and $700, respectively.

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

On July 17, 2013 we entered into a separation agreement and release with a former vice president-level employee who left the Company on June 7, 2013.  Subject to the terms of the separation agreement, which became effective on July 17, 2013 (the “Effective Date”), we accrued $75,700 of severance liability at June 30, 2013, of which, $47,800 remained outstanding as of September 30, 2013.

The following table summarizes the salary continuation and medical coverage payments during the nine-month period ended September 30, 2013.

	Compensation	Medical Coverage	Total
Balance at December 31, 2012	$250,100	$12,300	$262,400
Separation agreement entered into in 2013	60,000	15,700	75,700
Accrued interest	18,100	700	18,800
Payments	(197,200)	(19,600)	(216,800)
Balance at September 30, 2013	$131,000	$9,100	$140,100

6. Deferred Rent

As of September 30, 2013 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$5,800	$38,500	$44,300
Deferred rent benefit	24,000	66,000	90,000
	$29,800	$104,500	$134,300

As of December 31, 2012 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$2,700	$43,500	$46,200
Deferred rent benefit	24,000	84,000	108,000
	$26,700	$127,500	$154,200

Deferred rent expense represents the remaining balance of the aggregate free rent we received from our landlord and escalations that are being recognized over the life of the lease as a component of rent expense. Deferred rent benefit relates to the unamortized portion of the leasehold improvements provided to us by our landlord (i.e., incentives) that we are recognizing on a straight-line basis as a reduction to rent expense over the term of the lease.

7.  Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2013 and 2012, respectively, by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Classification	2013	2012	2013	2012
Costs of revenue	$(500)	$6,700	$3,300	$17,100
Selling and marketing expense	39,800	33,200	118,700	84,800
General and administrative expense	76,300	71,000	255,800	404,700
Research and development expense	74,400	82,600	202,700	252,400
	$190,000	$193,500	$580,500	$759,000

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended September 30, 2013.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – June 30, 2013	13,134,398	$0.20
Granted	23,000	0.44
Exercised	(708,594)	0.18
Forfeited or expired	(77,745)	0.20
Outstanding – September 30, 2013	12,371,059	$0.20	6.12	$4,161,600

The following table presents summaries of the status and activity of our stock option awards for the nine-month period ended September 30, 2013.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2012	14,174,000	$0.20
Granted	23,000	0.44
Exercised	(1,459,972)	0.17
Forfeited or expired	(232,151)	0.20
Cancellation of unearned performance option	(133,818)	0.19
Outstanding – September 30, 2013	12,371,059	$0.20	6.12	$4,161,600

Of the options outstanding as of September 30, 2013, 8,332,644 were vested, 3,906,226 were estimated to vest in future periods and 132,189 were estimated to be forfeited prior to their vesting.  As of September 30, 2013, there was approximately $239,100 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. Such cost is expected to be recognized over a weighted-average period of approximately nine months.

All options are exercisable immediately upon grant.  Options vest, ratably over a 33-month period commencing in the fourth month after the grant date.  We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

The following table presents summaries of the status and activity of our restricted stock awards for the three-month period ended September 30, 2013. We include the common stock underlying the restricted stock award in shares outstanding once such common stock has vested and the restriction has been removed (“releases” or “released”).The common stock vests ratably, over a 33-month period; however, no such shares vest until after three months from the date of the restricted stock award.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition P eriod (Years)	Unrecognized Compensation Cost Remaining
Unreleased – June 30, 2013	3,796,324	$0.22
Awarded	1,027,500	0.42
Released	(432,521)	0.23
Forfeited	(265,157)	0.27
Outstanding – September 30, 2013	4,126,146	$0.26	2.15	$918,400

The following table presents summaries of the status and activity of our restricted stock awards for the nine-month period ended September 30, 2013.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – December 31, 2012	4,043,123	$0.18
Awarded	1,607,500	0.42
Released	(1,208,412)	0.21
Forfeited	(316,065)	0.36
Outstanding – September 30, 2013	4,126,146	$0.26	2.15	$918,400

As of September 30, 2013, there was approximately $918,400 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately twenty-six months.

8.  Revenue

Revenue for the three-month periods ended September 30, 2013 and 2012 was:

	Three Months Ended September 30,		2013 Over (Under) 2012
Revenue	2013	2012	Dollars	Percent
Software Licenses
Windows	$559,600	$775,600	$(216,000)	-27.8%
UNIX/Linux	219,900	234,200	(14,300)	-6.1%
	779,500	1,009,800	(230,300)	-22.8%
Software Service Fees
Windows	511,300	469,200	42,100	9.0%
UNIX/Linux	226,500	232,700	(6,200)	-2.7%
	737,800	701,900	35,900	5.1%
Other	17,400	22,400	(5,000)	-22.3%
Total Revenue	$1,534,700	$1,734,100	$(199,400)	-11.5%

Revenue for the nine-month periods ended September 30, 2013 and 2012 was:

	Nine Months Ended September 30,		2013 Over (Under) 2012
Revenue	2013	2012	Dollars	Percent
Software Licenses
Windows	$1,673,400	$2,046,200	$(372,800)	-18.2%
UNIX/Linux	670,100	724,300	(54,200)	-7.5%
	2,343,500	2,770,500	(427,000)	-15.4%
Software Service Fees
Windows	1,471,700	1,338,800	132,900	9.9%
UNIX/Linux	686,300	705,000	(18,700)	-2.7%
	2,158,000	2,043,800	114,200	5.6%
Other	44,000	101,300	(57,300)	-56.6%
Total Revenue	$4,545,500	$4,915,600	$(370,100)	-7.5%

9.  Cost of Revenue

Cost of revenue for the three-month periods ended September 30, 2013 and 2012 was:

	Three Months Ended September 30,		2013 Over (Under) 2012
	2013	2012	Dollars	Percent
Software service costs	$64,100	$97,500	$(33,400)	-34.3%
Software product costs	36,400	63,200	(26,800)	-42.4%
	$100,500	$160,700	$(60,200)	-37.5%

Cost of revenue for the nine-month periods ended September 30, 2013 and 2012 was:

	Nine Months Ended September 30,		2013 Over (Under) 2012
	2013	2012	Dollars	Percent
Software service costs	$191,900	$233,000	$(41,100)	-17.6%
Software product costs	157,700	198,600	(40,900)	-20.6%
	$349,600	$431,600	$(82,000)	-19.0%

10.  Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	September 30, 2013	December 31, 2012
Software development costs	$1,116,700	$573,100
Accumulated amortization	(457,100)	(350,000)
	$659,600	$223,100

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $24,000 and $107,100 during the three and nine-month periods ended September 30, 2013, respectively, and $41,500 and $124,600 during the three and nine-month periods ended September 30, 2012, respectively.

We recorded $79,100 and $543,600 of capitalized software development costs during the three and nine-month periods ended September 30, 2013, respectively.  Such capitalized costs were incurred in the development of our new product hopTo, and are comprised primarily of employee costs and the cost of licenses to third party software that will be used by our hopTo product upon its commercial release.  We anticipate releasing the first commercial version of hopTo in the fourth quarter time frame and will begin amortizing its capitalized software development costs accordingly (See Note 18).  Had these costs not met the criteria for capitalization, they would have been expensed.  We did not record any capitalized software development costs during the nine-month period ended September 30, 2012.

11.  Stockholders’ Equity

Stock Repurchase Program

During each of the three and nine-month periods ended September 30, 2013 and 2012, we did not repurchase any of our common stock under the terms of our Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of September 30, 2013, approximately $782,600 remained available for future purchases under this program. We are not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at our discretion.

12.  Commitments and Contingencies

Our corporate headquarters currently occupies 4,413 square feet of office space in Campbell, California, under a five-year lease that expires June 30, 2017. During October 2013, we amended our lease in order to secure a larger facility from our landlord. See Note 18.

13.  Supplemental Disclosure of Cash Flow Information

We did not disburse any cash for the payment of interest expense during the nine-month periods ended September 30, 2013 or 2012.

We disbursed $1,800 and $3,100 for the payment of income taxes during the nine-month periods ended September 30, 2013 and 2012, respectively. All such disbursements were for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs Ltd.

During the nine-month period ended September 30, 2013, we capitalized $36,700 of stock-based compensation expense for which no cash was disbursed, as a component of capitalized software development costs. We did not capitalize any stock based compensation expense costs during the nine month period ended September 30, 2012.

During the nine-month period ended September 30, 2013, we reduced our warrants liability by $5,421,300, of which $680,100 was recorded in the Condensed Consolidated Statement of Operations. The amendment to the warrants resulted in $4,391,000 being reclassified to equity.  The remaining reduction amount was the result of the exercise of 1,072,500 warrants that were not part of the amendment.  No cash was disbursed in conjunction with these items (see Note 4).

During the nine-month period ended September 30, 2013, we capitalized $3,700 of property and equipment for which no cash was disbursed.

During the nine month period ended September 30, 2012, we incurred costs associated with discontinued intellectual property operations activities of $468,400, of which $432,800 was disbursed, and the balance reported as a component of accounts payable.

During the nine-month period ended September 30, 2012, we capitalized $130,900 of property and equipment for which no cash was disbursed. We recorded $104,100 of such amount to long term liabilities – deferred rent, $24,000 of such amount to current liabilities – deferred rent and the balance to accounts payable and accrued liabilities.

14.  Earnings (Loss) Per Share

Earnings or loss per share is calculated by dividing the net income or loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share (“Diluted EPS”) is calculated by dividing the net income or loss for the period by the total of the weighted average number of shares of common stock outstanding during the period plus the effects of any dilutive securities. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of such potential shares of common stock would have an anti-dilutive effect. During all periods presented in our Condensed Consolidated Statements of Operations, potentially dilutive securities included shares of common stock potentially issuable upon exercise of stock options, release of unvested restricted stock awards and exercise of warrants. Diluted EPS excludes the impact of potential issuance of shares of common stock related to our stock options in periods in which the exercise price of the stock option is greater than the average market price of our common stock during such periods.

For the three-month periods ended September 30, 2013 and 2012, 33,707,201 and 36,997,357 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

For the nine-month periods ended September 30, 2013 and 2012, 33,707,201 and 36,997,357 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

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

During the three-month period ended September 30, 2013, commensurate with the renaming of our company to hopTo Inc., we reclassified certain corporate-level expenses from the GO-Global segment to the hopTo segment, including those pertaining to our ipCapital initiatives. The impact of such reclassifications appears in the following segment tables for all periods presented.

Segment revenue for the three-month periods ended September 30, 2013 and 2012 was as follows:

			Increase (Decrease)
	2013	2012	Dollars	Percentage
GO-Global	$1,534,700	$1,734,100	$(199,400)	-11.5%
hopTo	—	—	—	n/	a
Consolidated Total	$1,534,700	$1,734,100	$(199,400)	-11.5%

Segment revenue for the nine-month periods ended September 30, 2013 and 2012 was as follows:

			Increase (Decrease)
	2013	2012	Dollars	Percentage
GO-Global	$4,545,500	$4,915,600	$(370,100)	-7.5%
hopTo	—	—	—	n/	a
Consolidated Total	$4,545,500	$4,915,600	$(370,100)	-7.5%

Segment loss from continuing operations for the three and nine-month periods ended September 30, 3013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
GO-Global	$800	$413,000	$(204,500)	$(591,000)
hopTo	(1,609,300)	(1,067,800)	(3,318,000)	(2,835,200)
Total	$(1,608,500)	$(654,800)	$(3,522,500)	$(3,426,200)

We do not allocate interest, other income, other expense, or income tax to our segments.

As of September 30, 2013 segment fixed assets (long-lived assets) were as follows:

		Accumulated
		Depreciation
	Cost Basis	/Amortization	Net
GO-Global	$1,964,900	$(1,799,100)	$165,800
hopTo	930,800	(79,200)	851,600
Total from continuing operations	2,895,700	(1,878,300)	1,017,400
Discontinued operations	2,839,000	(2,839,000)	—
Unallocated	31,700	—	31,700
Total	$5,766,400	$(4,717,300)	$1,049,100

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

Go-Global software revenue by country for the three-and nine month periods ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Country	2013	2012	2013	2012
United States	$677,600	$668,800	$1,886,000	$1,980,100
Germany	84,600	181,000	354,200	533,300
Brazil	161,000	176,400	415,100	444,800
Other Countries	611,500	707,900	1,890,200	1,957,400
Total	$1,534,700	$1,734,100	$4,545,500	$4,915,600

16.  Related Party Transactions

Tamalpais Partners LLC

Steven Ledger, the Chairman of our Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, (“Tamalpais”) a business consulting firm. On August 1, 2013, we amended our consulting agreement with Tamalpais. Under the consulting agreement, as amended, Tamalpais will provide us with advisory services focused on capital and business issues, including assistance on raising capital, mergers, acquisitions, business development and investor relations/positioning. We paid Tamalpais $54,000 and $18,000 during the three-month periods ended September 30, 2013 and 2012, respectively, for services rendered to us under the terms of this consulting agreement.  We paid Tamalpais $92,000 and $48,000 during the nine-month periods ended September 30, 2013 and 2012, respectively, for services rendered to us under the terms of this consulting agreement.  No amounts were due to Tamalpais at September 30, 2013.

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

For the three and nine-month periods ended September 30, 2013 we paid ipCapital an aggregate of $0 and $31,200, respectively, for services performed under the engagement agreement, as amended. No amounts were due ipCapital at September 30, 2013. For the three and nine-month periods ended September 30, 2012 we paid ipCapital an aggregate $30,000 and $130,000, respectively for services performed under the engagement agreement, as amended. As of September 30, 2012, we owed ipCapital $37,300.

Prior to entering into the engagement agreement with ipCapital in 2011, ipCapital performed an analysis of our intellectual property and the potential methods we could employ to strengthen our intellectual property on a consulting basis.  We paid ipCapital $50,000 for this analysis in the nine-month period ended September 30, 2012.  All amounts paid to ipCapital in 2013 and 2012 have been reported within general and administrative expense.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share.  Half of the warrant (200,000 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The first two vesting installments occurred on October 11, 2012 and October 11, 2013, respectively, with the remaining vesting installment to occur on October 11, 2014.  The remaining 200,000 shares became fully vested upon the completion to our satisfaction of all services that we requested from ipCapital under the engagement agreement, prior to the signing of the amendments.  Such performance was deemed satisfactory during 2012.  We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for performing substantially similar services.

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock and should be recorded as a liability. We recognize the warrants liability over their vesting period, and in accordance with the liability method of accounting, we re-measure the fair value of the accrued warrants at each balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 4) We recognized $49,500 and $38,200 as a component of general and administrative expense during the three-month periods ended September, 2013 and 2012, respectively, and $35,700 and $52,700 during the nine-month periods ended September 30, 2013 and 2012, respectively, resulting from the change in fair value.

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”).  John Cronin is a partner at ipCLC.  Pursuant to the agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement.

The agreement is effective as of February 4, 2013, and will end 18 months after we or ipCLC serve 60 days written notice of termination to the other party (with earlier termination possible in the event of a material breach).  The agreement provides for customary confidentiality undertakings, limitations on ipCLC’s total liability and mutual indemnification provisions.

We believe the terms of the agreement are fair and reasonable to us and are at least as favorable as those that could be obtained on an arms’ length basis.

17. Discontinued Operations

During 2012, we reached settlement agreements that effectively ended all of our then on-going intellectual property litigation.  With the settlement of such litigation activities we ceased actively pursuing intellectual property litigation as an integral part of our strategy to fund our operations.  Accordingly, for all periods presented, the results of operations and cash flows related to our former intellectual property segment has been segregated and reported as “Discontinued Operations”.  There was no revenue derived from our intellectual property litigation in either of the three or nine month periods ended September 30, 2013 or 2012.  During the three and nine-month periods ended September 30, 2012 we incurred costs of $347,100 and $468,400 related to our discontinued operations, respectively.

We will continue to make significant investments in our intellectual property during the remainder of 2013.  We believe such investments will be an asset that will leverage our product strategy and protect our long-term growth strategies.  We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations.

As of September 30, 2013 and 2012, all of our patents were fully amortized.  Additionally, we have characterized the NES patents as “held for sale” and will be pursuing reasonable sales opportunities for such patents as they become known to us.

18. Subsequent Events

On October 7, 2013, we amended our office lease with our landlord. Under the terms of the amendment, we will move from our current location to another building within the same office complex, and increase the space we lease from 4,413 square feet to 10,659 square feet. We believe the move will be completed on or about December 31, 2013.

The amended lease becomes effective November 1, 2013 and will expire on October 31, 2018. The lease contains rent escalation clauses and four months of free rent. Additionally, we paid $18,100 to the landlord as a prepayment of the first month’s rent on the new space. The following table sets forth the minimum lease payments due over the life of the lease.

Year	Amount
Remainder of 2013	$—
2014	346,000
2015	449,500
2016	463,000
2017	476,900
2018	407,300
$2,142,700

Under the terms of the lease, the landlord will provide us with various leasehold improvements totaling $106,600. Upon signing the amendment, we made a deposit of $109,000 to our landlord.

As of September 30, 2013, we reported $103,700 of unamortized leasehold improvements associated with our current lease. We expect to amortize this amount over the remaining three month life of our current lease. We believe we will be moving most of our current furniture and equipment to our new space.

On November 14, 2013, we launched the first commercial version of hopTo, our mobile productivity workspace product on Apple’s App Store.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are developers of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Our newest product, which is called hopTo, will be marketed to both consumers and businesses. hopTo will provide mobile end-users with a productivity workspace for their mobile devices that will allow users to manage, share, view, and edit their documents, regardless of where they are stored. We launched the first public release of hopTo through Apple’s App Store on April 15, 2013. This release was targeted at Apple’s tablet devices, the iPad and the iPad Mini. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform.

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

Recent Developments

On September 9, 2013, we changed the name of our company from GraphOn Corporation to hopTo Inc.

We launched the first commercial version of hopTo on November 14, 2013 on Apple’s App Store.

Corporate Background

We are a Delaware corporation, founded in May 1996.  Our headquarters are located at 1901 S. Bascom Avenue, Suite 660, Campbell, California, 95008 and our phone number is 1-800- 472-7466.   We also have an office in Concord, New Hampshire. Additionally, we have remote employees located in various states, as well as internationally in the United Kingdom and Israel.  Our corporate Internet Website is http://www.hopto.com.  The information on our website is not part of this quarterly report.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate Internet Website (click the “Investors” on our home page and then click “SEC Filings”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

The hopTo Product

The premise of hopTo is that mobile users using devices such as Apple’s iPad are looking for ways to leave their Mac or Windows computer behind and travel with just their tablets. hopTo was designed to assist such users in performing operations on their iPads that would typically require a Mac or Windows PC. Our view is that devices such as the iPad lack a number of basic functionalities in order to serve as a suitable “PC replacement” for business users:

•	The ability to access and manage all of the user’s files and documents, no matter where they are stored. This includes cloud storage sources such as Dropbox and Google Drive, and also connectivity into the user’s home or work PC, which for many users, still serves as a primary storage device.
•	The ability to multitask, meaning to deal with multiple documents at the same time, side by side. The iPad is inherently a single document environment, which we believe is a major shortcoming for most users.
•	The ability to view, create, and edit Microsoft Office documents in a way that is 100% compatible with Microsoft Office, thus allowing users to collaborate with other users who are using Microsoft Office on a Mac or a Windows PC.

hopTo was designed to address these issues. hopTo is a productivity workspace for mobile devices (currently for the Apple iPad) that aims to empower mobile users by offering them functionalities similar to what they’ve come to expect from their PCs. For example, hopTo aggregates files and documents from multiple storage silos (such as Dropbox, Box, or the user’s PC) into a single touch-friendly workspace. From within this workspace, users are able to view, edit, and share their documents.

hopTo provides powerful document editing capabilities that leverages legacy Windows applications such as Microsoft Office to provide users with a rich editing feature set, and with a high degree of compatibility with Microsoft Office to enable collaboration with users running Microsoft Office on Mac or Windows PCs. We believe that hopTo is unique in the sense that while it leverages legacy applications for document editing, it provides a “touch-friendly” user experience that, in our view, none of our competitors are able to achieve, and that mobile users will view as highly desirable.

In addition to the above, hopTo also provides users with a way to easily switch between multiple documents, which is a very common operation on PCs but is not generally available on the iPad.

The first commercially available version of hopTo was released on November 14, 2013 through Apple’s App Store. hopTo currently runs on Apple’s iPad family of devices, and we plan to make it available in the future for other devices, such as Apple’s iPhone and for devices based on Google’s Android platform.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of November 12, 2013, 150 new patent applications have been filed, of which 140 pertain to our hopTo technology and 10 pertain to our NES patent portfolio. We expect to file more applications throughout the remainder of 2013.

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”).  John Cronin is a partner at ipCLC.  Pursuant to the agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2013 and 2012

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended September 30, 2013 and 2012 was:

	Three Months Ended September 30,		2013 Over (Under) 2012
Revenue	2013	2012	Dollars	Percent
Software Licenses
Windows	$559,600	$775,600	$(216,000)	-27.8%
UNIX/Linux	219,900	234,200	(14,300)	-6.1%
	779,500	1,009,800	(230,300)	-22.8%
Software Service Fees
Windows	511,300	469,200	42,100	9.0%
UNIX/Linux	226,500	232,700	(6,200)	-2.7%
	737,800	701,900	35,900	5.1%
Other	17,400	22,400	(5,000)	-22.3%
Total Revenue	$1,534,700	$1,734,100	$(199,400)	-11.5%

Revenue for the nine-month periods ended September 30, 2013 and 2012 was:

	Nine Months Ended September 30,		2013 Over (Under) 2012
Revenue	2013	2012	Dollars	Percent
Software Licenses
Windows	$1,673,400	$2,046,200	$(372,800)	-18.2%
UNIX/Linux	670,100	724,300	(54,200)	-7.5%
	2,343,500	2,770,500	(427,000)	-15.4%
Software Service Fees
Windows	1,471,700	1,338,800	132,900	9.9%
UNIX/Linux	686,300	705,000	(18,700)	-2.7%
	2,158,000	2,043,800	114,200	5.6%
Other	44,000	101,300	(57,300)	-56.6%
Total Revenue	$4,545,500	$4,915,600	$(370,100)	-7.5%

Revenue

Our software revenue is currently entirely related to our GO-Global product line, and historically has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of this revenue has been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Many of our resellers (a “stocking reseller”) purchase software licenses that they hold in inventory until they are resold to the ultimate end user. We defer recognition of revenue from these sales (on our Condensed Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying software licenses to the ultimate end user. Consequently, if any of our significant stocking resellers materially change the rate at which they resell our software licenses to the ultimate end user, our software licenses revenue could be materially impacted.

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

Software Licenses

The decrease in Windows software licenses revenue for the three and nine-month periods ended September 30, 2013, as compared with the same periods of the prior year, were primarily due to lower aggregate revenue derived from our stocking resellers.  Adding to the decrease was lower revenue recognized in 2013 associated with two maintenance transactions entered into with an end-user customer during 2012.  All revenue from both of these transactions had previously been deferred.  We recognized the revenue from each transaction, ratably, over each transaction’s respective maintenance period.  As the maintenance period for the first of these two transactions was expired prior to the three-month period ended September 30, 2013, we completed recognition of the revenue related thereto, and as a result we only recognized revenue from the second of these two transactions during the three month period ended September 30, 2013.  The decreases described above were partially offset by higher license sales to other end user customers.

Software licenses revenue from our UNIX/Linux products decreased during the three and nine-month periods ended September 30, 2013, as compared with the same periods of the prior year, primarily due to lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers. During the three-month period ended September 30, 2013, we learned that one of our significant European telecommunications customers, Ericsson, would no longer be ordering product or future maintenance contracts from us as their technology no longer utilized our GO-Global product.

We expect aggregate software license revenue in 2013 to be lower than 2012 levels due to lower aggregate revenue from our stocking resellers and our European telecommunications customers. At the same time, we will seek to improve cash flow from the GO-Global business through cost control and other measures.

Software Service Fees

The increase in software service fees revenue attributable to our Windows products during the three and nine-month periods ended September 30, 2013, as compared to the same periods of the prior year, was the result of the continued growth of the number of Windows maintenance contracts purchased by our end-user customers on new license installations and the renewal of maintenance contracts on currently installed software licenses.

The decrease in service fees revenue attributable to our UNIX products for the three and nine-month periods ended September 30, 2013, as compared with the same periods of the prior year, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a decrease in maintenance contract renewals. We believe that these decreases reflect the continued economic malaise and the competitive challenges facing the telecommunications industry, particularly in Europe. The majority of this decrease was attributable to our European telecommunications customers, including Ericsson, as discussed above.

We expect that software service fees for 2013 will modestly increase over those for 2012, as we expect to see continued strength in the sale and renewal of Windows maintenance contracts.

Other

The decrease in other revenue for the three and nine -month periods ended September 30, 2013, as compared with the same period of the prior year was primarily due to a decrease in private labeling fees. We typically recognize private labeling fees revenue only when such services are requested by a new stocking reseller; they sign a contract with us, simultaneously place their first stocking order and ultimately, when they sell through their entire first stocking order, we recognize the private labeling fees revenue. Private labeling fees do not comprise a material portion of our revenue streams, and they can vary from period to period.

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

Under accounting principles generally accepted in the United States (“GAAP”), development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. During the three-month periods ended September 30, 2013 and 2012, we capitalized $79,100 and $0 of software development costs, respectively. During the nine-month periods ended September 30, 2013 and 2012, we capitalized $543,600 and $0 of software development costs, respectively. All of such capitalized costs were incurred in the development of hopTo.

Amortization of capitalized software development costs was $24,000 and $41,500 during the three-month periods ended September 30, 2013 and 2012, respectively.  Amortization of capitalized software development costs was $107,000 and $124,600 during the nine-month periods ended September 30, 2013 and 2012, respectively.

Software Cost of revenue was 6.5% and 9.3% of total revenue for the three months ended September 30, 2013 and 2012, respectively.  Software cost of revenue was 7.7% and 8.8% of total revenue for the nine months ended September 30, 2013 and 2012, respectively.

Cost of revenue for the three-month periods ended September 30, 2013 and 2012 was:

	Three Months Ended September 30,		2013 Over (Under) 2012
	2013	2012	Dollars	Percent
Software service costs	$64,100	$97,500	$(33,400)	-34.3%
Software product costs	36,400	63,200	(26,800)	-42.4%
	$100,500	$160,700	$(60,200)	-37.5%

Cost of revenue for the nine-month periods ended September 30, 2013 and 2012 was:

	Nine Months Ended September 30,		2013 Over (Under) 2012
	2013	2012	Dollars	Percent
Software service costs	$191,900	$233,000	$(41,100)	-17.6%
Software product costs	157,700	198,600	(40,900)	-20.6%
	$349,600	$431,600	$(82,000)	-19.0%

Software service costs decreased during both the three and nine-month periods ended September 30, 2013, as compared with the same periods of the prior year, primarily as a result of less time being spent on customer service issues.  We expect software service costs to remain lower during the remainder of 2013, as compared with the prior year.

Software service costs include non-cash stock-based compensation. Such costs were, in the aggregate, approximately $(500) and $6,700 for the three-month periods ended September 30, 2013 and 2012, respectively and $3,300 and $17,100 for the nine-month periods ended September 30, 2013 and 2012, respectively.  No new stock awards were issued to customer service personnel in either 2013 or 2012; thus, the decreases in both the three and nine-month periods ended September 30, 2013, as compared with the similar periods of the prior year, resulted from less stock-based compensation expense being recognized from the outstanding stock awards held by such employees.

Software product costs decreased in both the three and nine-month periods ended September 30, 2013 compared with the same periods in 2012 due to a decrease in costs associated with third party software we license into our products.

We expect that software costs of revenue for 2013 will be lower than 2012 levels, due to these items.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services, and travel and entertainment expense.

Selling and marketing expenses for the three-month periods ended September 30, 2013 decreased by $81,200, or 13.5%, to $683,300, from $602,100 for the same period of 2012, which represented approximately 44.5% and 34.7% of revenue during these periods, respectively. Selling and marketing expenses for the nine-month period ended September 30, 2013 decreased by $37,900 or 2.1% to $1,743,500 from $1,781,400 for the same period in 2012, which represented approximately 38.4% and 36.2% of revenue during those periods, respectively.

The decrease in selling and marketing expenses during the three and nine-month periods ended September 30, 2013, as compared with the same periods of the prior year, was mainly due to lower commissions, bonuses, and marketing services costs partially offset by higher wages and employee severance costs.

Selling and marketing employee costs included non-cash stock-based compensation costs aggregating approximately $39,800 and $33,200 for the three-month periods ended September 30, 2013 and 2012, respectively. The same costs for the nine-month periods ended September 30, 2013 and 2012 were approximately $118,700 and $84,800, respectively. The increase in these costs resulted from stock awards issued in 2012.

We currently expect our full-year 2013 selling and marketing expenses related to GO-Global to decrease compared to 2012 levels as we have enacted certain cost cutting measures aimed at generating greater operational efficiencies, and anticipate continuing to do so throughout the remainder of the year. As we focus greater resources on our hopTo product, we expect 2014 selling and marketing expenses for hopTo to increse compared to 2013 levels.

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

General and administrative expenses increased by $237,400, or 35.0%, to $914,900, for the three-month period ended September 30, 2013, from $677,500 for the same period of 2012, which represented approximately 59.6% and 39.1% of revenue during these periods, respectively.

General and administrative expenses decreased by $720,700, or 22.8%, to $2,441,600 for the nine-month period ended September 30, 2013, from $3,162,300 for the same period of 2012, which represented approximately 53.7% and 64.3% of revenue during these periods, respectively.

The increase in general and administrative expense in the three-month period ended September 30, 2013, as compared with the same period of the prior year, was primarily due to an increase in employee costs, costs associated with consultants, including compensation expense derived from warrants issued to such consultants, and increased costs associated with our patent portfolio.

The decrease in general and administrative expense for the nine-month period ended September 30, 2013, as compared with the same period of the prior year, was primarily due to the cost of the severance agreement with our former chief executive officer and chairman, which, as described in Note 5, resulted in a one-time charge of $721,800 that was recognized in the three-month period ended June 30, 2012.

Included in general and administrative employee costs was non-cash stock-based compensation expense aggregating $76,300 and $71,000 for the three-month periods ended September 30, 2013 and 2012, respectively.  Non-cash stock-based compensation expense included in general and administrative costs aggregated $255,800 and $404,700 for the nine-month periods ended September 30, 2013 and 2012, respectively.  The decrease in these costs resulted from such expense associated with the separation agreement with our former chief executive officer and chairman in 2012 which was partially offset by the expenses associated with stock awards issued in 2012.

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

Research and development expenses increased by $495,900, or 52.3%, to $1,444,500, for the three-month period ended September 30, 2013, from $948,600 for the same period of 2012, which represented approximately 94.1% and 54.7% of revenue for these periods, respectively.

The increase in research and development expense for the three-month period ended September 30, 2013, as compared with the same periods of the prior year, was primarily due to higher staffing levels and recruitment fees for the new product development team in Campbell, California, and higher outside services costs.

Research and development expenses increased by $566,800 or 19.1%, to $3,533,300, for the nine-month period ended September 30, 2013, from $2,966,500 for the same period of 2012, which represented approximately 77.7% and 60.3% of revenue for these periods, respectively.

The increase in research and development expense for the nine-month period ended September 30, 2013, as compared with the same period of the prior year, was primarily due to higher staffing levels and recruitment fees for the new product development team in Campbell, California and higher outside services costs.  These costs were partially offset by the capitalization of software development costs relating to hopTo, and having fewer employees in the Concord, New Hampshire engineering office as a result of terminations that occurred in the prior year.

Included in research and development employee costs was non-cash stock-based compensation expense totaling $74,400 and $82,600 for the three-month periods ended September 30, 2013 and 2012, respectively. Non-cash stock-based compensation expense was $202,700 and $252,400 for the nine-month periods ended September 30, 2013 and 2012, respectively. The decrease in non-cash stock-based compensation costs for the three-month period ended September 30, 2013, as compared with the same period of the prior year was due to a decrease in the number of shares awarded to research and development employees in 2013, as compared with 2012. The decrease in stock-based compensation expense for the nine-month period ended September 30, 2013, as compared with the same period of 2012 was primarily the result of the capitalization of $36,700 of stock-based compensation costs, attributable to the development of hopTo, as well as a decrease in the number of shares awarded during 2013, as compared with 2012.

During the nine-month period ended September 30, 2013, we capitalized $659,600 of software development costs associated with the development of hopTo, which, had they not met the criteria for capitalization, would have otherwise been expensed.  Such costs were inclusive of the $36,700 of stock-based compensation costs referred to in the preceding paragraph.  No such development costs were capitalized during the corresponding period of the prior year.
We expect 2013 research and development expenses to be significantly higher than those for 2012.  The main driver of the increased costs will be the costs associated with our new products development team, which will be primarily comprised of employee costs, recruitment fees, rent, equipment and supplies for the team.

Other Income (Expense) - Change in Fair Value of Warrants Liability

During the three-month periods ended September 30, 2013 and 2012, we reported non-cash expense related to the change in fair value of our Warrants Liability of $639,100 and $3,025,700, respectively. During the nine-month period ended September 30, 2013, we reported non-cash income related to the change in fair value of our Warrants Liability of $680,100, and non-cash expense of $2,417,800 for the same period of the prior year. Such changes in 2013 resulted from price changes in the market value for our common stock as well as having a lower number of outstanding warrants as a result of warrant exercises.  For further information regarding our Warrants Liability, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Loss From Operations

We reported losses from operations of $1,608,500 and $654,800 for the three-month periods ended September 30, 2013 and 2012, respectively.  We reported losses from operations of $3,522,500 and $3,426,200 for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

As a result of this decision, we reported losses from discontinued operations of $0 and $347,100 for the three-month periods ended September 30, 2013 and 2012, respectively and losses of $0 and $468,400 for the nine-month periods ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

During 2013, we expect to continue to prioritize the investment of our resources into the development of various new products, with our primary focus being on hopTo.  We believe that we will continue to experience weakness in our legacy GO-Global business from our European telecommunications customers, as we increase investments in hopTo and our intellectual property strategy, and we experience reduced demand in our GO-Global business, we expect our cash flow from operations and overall cash resources to decrease.  In order to fully execute on our business strategy for hopTo we will require additional capital resources, which may include debt or equity issuances.

Based on our cash on hand as of September 30, 2013, and anticipated cash derived from our legacy GO-Global business, we believe that we will have sufficient resources to support our operational plans for the next twelve months, however; as noted, full implementation of our business plans for the next twelve months would require capital from issuances of debt or equity, or new revenue from our recently launched hopTo product.

There can be no assurance of new revenue from new product lines or additional capital from debt or equity issuances.  In addition, issuances of new capital stock would dilute existing stockholder and may give the purchasers of new capital stock additional rights, preferences and privileges relative to existing stockholders.  There can be no assurance that additional capital necessary for full execution of our hopTo business strategy will be available on a timely basis, on reasonable terms or at all.

During the nine-month periods ended September 30, 2013 and 2012, our reported net losses of $2,850,200 and $6,309,900 respectively, included three significant non-cash items: depreciation and amortization of $187,700 and $191,700, respectively, which were primarily related to amortization of capitalized software development costs and depreciation of fixed assets, stock-based compensation expense of $580,500 and $759,000, respectively, and $(680,100) and $2,417,800, respectively, related to the change in fair value recorded for the Warrants Liability.

During the nine-month periods ended September 30, 2013 and 2012, we incurred operating cash outflows of $0 and $432,800, respectively in our former intellectual property segment, whose operations we discontinued in 2012.  (See Note 17 to Notes to Unaudited Condensed Consolidated Financial Statements).

We expect to continue making investments in our products during the remainder of 2013, with a focus on new product development, primarily within the planned hopTo product line.  During the nine-month periods ended September 30, 2013 and 2012, we invested approximately $75,800 and $269,800 of cash, respectively, into fixed assets.  Such expenditures made during the nine-month period ended September 30, 2012 were primarily incurred in connection with the opening of our office in Campbell, California and equipping our new products development team located therein.

During the nine-month period ended September 30, 2013, we invested approximately $506,900 of cash into capitalized software development costs. Such expenditures were made in the development of our hopTo product. No investments into capitalized software development costs were made during the same period of the prior year.

During the nine-month period ended September 30, 2013, 10,222,500 warrants and 1,459,972 employee options were exercised, which provided cash flows from financing activities of $2,615,300 and $302,700, respectively.  During the nine-month period ended September 30, 2012, 567,176 employee options were exercised, which provided cash flows from financing activities of $44,400. No warrants were exercised during the nine-month period ended September 30, 2012.

Cash

As of September 30, 2013, our cash balance was $3,557,100, as compared with $3,960,600 as of December 31, 2012, a decrease of $403,500, or 10.2%. The decrease primarily resulted from the cash consummed by our operations, as well as the investments we made in fixed assets, capitalized software development costs, and increased employee costs, primarily associated with our new products development team. Such costs were partially offset by the cash we raised in the amendment to our warrants transaction and the cash received from the exercise of warrants and employee stock options.

Accounts Receivable, net

At September 30, 2013 and December 31, 2012, we reported accounts receivable, net, of $700,400 and $865,900, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $29,600 and $33,900 at September 30, 2013 and December 31, 2012, respectively.  The decrease in accounts receivable, net, was mainly due to lower sales during the nine-month period ended September 30, 2013, and the timing of sales during the three-month period ended September 30, 2013.  We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of September 30, 2013, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three and nine-month periods ended September 30, 2013 and 2012, no repurchases were made. As of September 30, 2013, $782,600 remains available for stock purchases under this program.

Working Capital

As of September 30, 2013, we had current assets of $4,319,900 and current liabilities of $3,777,500, which netted to working capital of $542,400. Included in current liabilities was the current portion of deferred revenue of $2,638,200.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were effective as of September 30, 2013.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we reduced the number of employees in our finance department by two. We have retained the services of an independent consultant to assist us with a polciy and procedural review to help ensure we maintain adequate controls as a result of such workforce reduction.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2008, our Board of Directors authorized a stock repurchase program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. No shares were repurchased under the stock repurchase program during the three-month period ended September 30, 2013.

On June 17, 2013, we entered into, and subsequently consummated, an Exercise Agreement (the "Exercise Agreement") with five of the largest investors in our September 1, 2011 private placement of common stock and warrants (the "2011 Transaction"), providing for the exercise for cash by such investors of warrants to purchase an aggregate 9 million shares of our common stock, out of the approximately 17 million shares of common stock subject to warrants issued to the investors in the 2011 Transaction that remained outstanding as of such date.   We received cash proceeds of $2.34 million as a result of the warrants exercised. In consideration for the early exercise of these warrants, we issued to the five investors an aggregate of 4.5 million warrants to purchase common stock at an exercise price of $1.00 per warrant, with a term of five years from issuance (the "New Warrants").   Each of the warrant holders represented to us that there were "accredited investors."  The issuance of such common stock upon exercise and the issuance of the New Warrants was not registered under the Securities Act of 1933 because such securities were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and in compliance with Rule 506 thereunder.

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

Effective September 18, 2013, we entered into a consulting agreement with Genesis Select to provide us with a variety of investor relations services. As part of their compensation, we issued to them a warrant to purchase 312,500 shares of our common stock at an exercise price of $0.50 per share. The issuance of such warrants and common stock upon exercise and the issuance of such warrants was not registered under the Securities Act of 1933 because such securities were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) and/or in compliance with Rule 506 thereunder.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)
32.2	Certification of Vice President of Finance Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)
101*
The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Deficit, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

  * Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPTO INC.
(Registrant)

Date:	November 14, 2013		Date:	November 14, 2013

By:	/s/ Eldad Eilam		By:	/s/ Robert L. Dixon
	Eldad Eilam			Robert L. Dixon
	Chief Executive Officer			Vice President of Finance
	(Principal Executive Officer)			(Principal Financial Officer and
Principal Accounting Officer)