Form 10-K
period 2013-12-31
hopTo Inc.
filed 2014-03-31
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

Form 10-K

____________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number: 0-21683

hopTo Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-3899021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1919 S. Bascom Avenue Suite 600

Campbell, California 95008

(Address of principal executive offices)

(800) 472-7466

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

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer   ☐Accelerated filer   ☐Non-Accelerated filer   ☑ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐     No ☑

As of June 28, 2013, the aggregate market value of the Registrant’s common stock held by non-affiliates was $22,129,700.

As of March 21, 2014, there were outstanding 114,235,457 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the fiscal year ended December 30, 2013 (“Proxy Statement”) to be issued in conjunction with the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-K. The Proxy Statement (or a Form 10-K/A) will be filed by the Registrant with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2013.

HOPTO INC.

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

PART I

ITEM 1.     BUSINESS

Introduction

We are developers of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Our newest product, which is called hopTo, will be marketed to both consumers and businesses. hopTo provides mobile end-users with a productivity workspace for their mobile devices that allows them to manage, share, view, and edit their documents, regardless of where they are stored. We launched the first commercial version of hopTo through Apple’s App Store on November 14, 2013. This version was targeted at Apple’s tablet devices, the iPad and the iPad Mini. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform.

In addition to hopTo, we also sell a family of products under the brand name GO-Global, which is a software application publishing business and is our sole revenue source at this time. GO-Global is an application access solution for use and/or resale by independent software vendors (“ISVs”), corporate enterprises, governmental and educational institutions, and others, who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

Over the years, we have also made significant investments in intellectual property (“IP”). We have filed many patents designed to protect the new technologies embedded in hopTo, and we plan to continue to aggressively invest in the creation and protection of new IP as we continue to develop hopTo and other products.

Recent Developments

On March 17, 2014, director Steven Ledger resigned from our Board of Directors. Commensurate with Mr. Ledger’s resignation, we entered into an exclusive consulting agreement with Mr. Ledger whereby he will provide our Board with consulting services for a term commencing with his resignation an ending on August 15, 2014. Such agreement also contains confidentiality, mutual non-disparagement and independent contractor- related provisions.

On March 12, 2014, our chief operating officer, Christoph Berlin, resigned. On that date, we entered into a Separation agreement defining the terms of his separation and providing for confidentiality and mutual non-disparagement provisions.

On February 1, 2014, we moved our corporate headquarters from 1901 S Bascom Avenue, Suite 660, Campbell, CA, 95008 to 1919 S Bascom Avenue, Suite 600, Campbell, CA 95008. Our phone number and website remain the same (See –Corporate Background)

On January 7, 2014, we issued and sold for cash an aggregate 11,299,999 shares of our common stock at a purchase price of $0.30 per share in a private placement (the “2014 Private Placement”). We also issued warrants for no additional consideration to purchase an aggregate 5,650,001 shares of common stock at an exercise price of $0.40 per share from January 7, 2014 through January 7, 2019. We derived gross proceeds of $3,390,000 from this placement, which we intend to use for general and working capital purposes, including development, marketing and monetization of our hopTo platform.

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters are located at 1919 S. Bascom Avenue, Suite 600, Campbell, California, 95008, our toll-free phone number is 1-800-472-7466, and our phone number for local and international calls is 408-688-2674. We also have an office in Concord, New Hampshire. Additionally, we have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.hopTo.com. The information on our Website is not part of this annual report.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate Internet Website (click the “Investors” link and then the “SEC Filings” link) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

The hopTo Opportunity

The adoption of mobile devices, such as smartphones and tablets, in the workplace has revealed the need for a mobile application and content access platform that addresses a range of mobile productivity challenges for professional/consumer users (“prosumers”), small and home offices (“SOHO”), small- to medium-sized businesses (“SMB” or “SMBs”), and Enterprise organizations. We believe a mobile platform that addresses this need will become a critical asset for any size organization, IT department, and for the most productive end user experience.

The current industry addresses this need using one of two approaches. Certain companies have developed new productivity tools that include apps for mobile devices, which attempt to reach a level of compatibility and feature set comparable to established productivity tools for the personal computer (“PC”), such as Microsoft® Office (which runs on Microsoft Windows® operating system and Mac OSX®). Although these tools are generally well-adapted to the unique constraints of mobile devices, they currently suffer from a limited feature set and from severe compatibility issues with PC-based tools, such as Microsoft Office. Microsoft’s recently announced Office for the iPad also provides great compatibility, but requires the use of Microsoft services such as OneDrive without the freedom and flexibility of hopTo to use many popular alternatives, as well as access remote Windows and Mac computers.

The second approach is a remote desktop access product, which connects the mobile device to an existing remote computer, such as a Mac or a PC (collectively “PCs”), or a remote “virtual machine” running on a server and appearing as a remote computer. This approach allows mobile users to leverage the capabilities of the remote computer to access the files and applications stored on those PCs, which are not typically available natively on the mobile device. Such an approach is limited because of the inherent user interface differences between applications designed for the large screen, mouse and keyboard typically associated with PCs, and applications designed for the smaller screens and touch-based input functionality of mobile devices.

Focusing more specifically on the larger SMB/Enterprise business markets, adoption of mobile devices is reshaping how organizations deliver, secure, and manage applications and content on these devices. This has also introduced challenges for organizations to integrate the devices into daily workflows and manage security on both company-owned and employee-owned devices.

From a workflow standpoint, we believe business users want mobile solutions that enable them to replace or extend their traditional desktop PC environment with mobile devices, which is often easier said than done. PC users have enjoyed a rich ecosystem of applications and technologies that has been growing for over 30 years, and have come to expect an exceptional level of power and flexibility to get their work done. Many solutions have been developed to meet this challenge but generally have failed, in particular for the iOS and Android devices that dominate both the consumer and business markets.

The hopTo Product

hopTo addresses these issues with a comprehensive productivity workspace for mobile devices (currently for the Apple iPad) that empowers mobile users by offering them functionalities similar to what they’ve come to expect from their PCs. For example, hopTo aggregates files and documents from multiple storage silos (such as Box, Dropbox, Google Drive, Microsoft OneDrive, or the user’s PC) into a single touch-friendly workspace. From within this workspace, users are able to search for documents in the workspace (which includes their cloud storage silos and their PC), view, edit, and share their documents, and import photos from their iPad camera roll or Google Image from Web.

hopTo provides powerful document editing capabilities that leverage legacy Windows applications, such as Microsoft Office, to give users a rich, native editing feature set. Its highest degree of compatibility with Microsoft Office enables easy collaboration with other users running Microsoft Office on Mac or Windows PCs. hopTo is unique in that it both leverages legacy applications for document editing and provides a touch-friendly user experience that, in our view, none of our competitors have achieved, and which mobile users will view as highly desirable.

The first commercially available version of hopTo was released on November 14, 2013, through the Apple App Store. hopTo currently runs on the Apple iPad family of devices, and we plan to make it available for other devices, such as the Apple iPhone and for devices based on the Google Android platform. This product is targeted at users who are transitioning from PC to mobile—to provide access to their content regardless of where it’s stored, along with rich document editing capabilities, multitasking, file management, and more. The hopTo product is currently offered free of charge as we gradually grow our user-base and increase market share and brand awareness.

In March, 2014, we announced our hopTo Work product. hopTo Work builds upon the hopTo product, bringing its core mobile productivity features to SMB/Enterprise users, with additional security and manageability functions. It targets IT departments that are concerned with protecting and managing access to sensitive data, controlling access to business applications, compliance with internal policies and, in some cases, government regulations.

With hopTo Work, IT will be able to more easily and safely address these concerns while integrating mobile technology into their networks and user workflows. It will further enable business users to make a smooth and simple transition from PCs to mobile devices for all or part of their work. As with the current prosumer/SOHO version of hopTo, the premise of hopTo Work is that mobile users in SMB/Enterprise businesses using devices such as the Apple iPad would like to travel with just their tablets but still have the benefits of secure access and editing capabilities for documents in their personal cloud storage, corporate cloud or network storage, and on their Mac or Windows computers.

hopTo Work is designed not only to assist users in performing operations on their iPads that typically require a Mac or Windows PC, but to do so within the data protection and access control policies of their IT organizations. Our view is that current solutions are limited because of the need to install special applications and procedures that are a hindrance to user productivity. We address these issues with the following features:

●

The ability to access and manage all of the user’s files and documents, no matter where they are stored. This includes consumer/prosumer-focused cloud storage services, the user’s home or work PC, or enterprise-class network servers and cloud storage services.

●	The ability to view, create, edit, manage, and share files through a native touch-screen mobile device interface rather than apps designed for legacy PC desktops with keyboards and mice.

●

The ability to multitask, which means working with multiple documents at the same time, side-by-side. The iPad is inherently a single document environment, which we believe is a major shortcoming for most users.

●

The ability to view, create, and edit Microsoft Office documents that is 100% compatible with Microsoft Office, thus allowing users to collaborate with other users who are using Microsoft Office on a Mac or a Windows PC.

●

The ability to address the problems of document sprawl, giving users easy access to manage, search, and browse the data they need across storage devices and cloud services, but without allowing sensitive documents to leave the corporate network undetected.

●

The ability for IT departments to implement a “bring-your-own-device” (BYOD) solution that integrates mobile device use into daily workflows and enhances user productivity without compromising security or putting an additional burden on the user experience.

●

The ability for IT departments to grant and revoke access to anyone for any data anywhere. Employees must have the ability to access corporate internal data (documents, file and applications) efficiently but without jeopardizing security.

hopTo Target Markets

Since its launch in November 2013, hopTo has proven to be an appealing product to both the prosumer and SOHO markets based on downloads, user feedback, and third party reviews. For 2014, we will continue to focus on these markets. We currently market and distribute hopTo through the Apple App Store, and over time may expand availability to other “app stores”, such as the Google Play Store. We currently offer hopTo free of charge, but we reserve the right to begin charging for it at any point, depending on user acceptance, our competitors’ pricing strategies, and other market conditions.

We view hopTo Work, with its additional security and manageability features, as a product that will appeal to the SMB and Enterprise markets. We expect sales strategies for the hopTo Work versions of the product to involve a combination of strategic partnerships with various relevant enterprise software companies, a sales partner channel, and a direct sales team, just to name a few. hopTo Work will be a predominantly paid offering with pricing options that may vary based on selected applications, advanced feature sets, file storage options, or other functionality and services, depending on user and company acceptance, our competitors’ pricing strategies, and other market conditions.

Our Intellectual Property

We believe that intellectual property (“IP”) is a business tool that potentially maximizes our competitive advantages and product differentiation, grows revenue opportunities, encourages collaboration with key business partners, and protects our long-term growth opportunities. Strategic IP development is therefore a critical component of our overall business strategy. It is a business function that consistently interacts with our research and development, product development, and marketing initiatives to generate further value from those operations.

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

For the years ended December 31, 2013 and 2012, we paid ipCapital an aggregate $15,000 and $179,300, respectively, for services performed under the engagement agreement, as amended.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. Half of the warrant (200,000 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The first two vesting installments occurred on October 11, 2012 and 2013, respectively, with the remaining installment to occur on October 11, 2014. The remaining 200,000 shares became fully vested upon the completion to our satisfaction of all services that we had requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services.

During 2013, we engaged ipCapital under a separate agreement to assist us in developing an intellectual property story presentation that articulated for shareholders and potential investors the power of our innovations and foundational intellectual property portfolio in remote access and cloud computing. We paid ipCapital a total of $10,000 for its services under this agreement.

As a result of ipCapital’s work under the engagement agreement, as amended, as of March 24, 2014, 173 new patent applications have been filed. We expect to file more applications throughout 2014.

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”)(the “IP Brokerage Agreement”). John Cronin is a partner at ipCLC. Pursuant to the IP Brokerage Agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement.

The IP Brokerage Agreement is effective as of February 4, 2013, and will end 18 months after we or ipCLC serve 60 days written notice of termination to the other party (with earlier termination possible in the event of a material breach). To date, we have paid no fee to ipCLC under the terms of the IP Brokerage Agreement.

The IP Brokerage Agreement provides for customary confidentiality undertakings, limitations on ipCLC’s total liability and mutual indemnification provisions.

We believe the terms of the IP Brokerage Agreement are fair and reasonable to us and are at least as favorable as those that we could be obtained on an arms’ length basis.

ipCreate, Inc.

In 2013, we entered into an Engagement Letter (the Agreement), with ipCreate, Inc. (ipCreate). John Cronin is Chairman and CEO of ipCreate; Michael Brochu, who also serves on our Board of Directors, provides consulting services to ipCreate for compensation. Pursuant to the Agreement, we engaged ipCreate to assist us in the definition and execution of our intellectual property strategy. Pursuant to the Agreement, and upon completion of certain tasks we requested ipCreate to perform under the terms of the Agreement, we paid ipCreate $100,000, during 2013, the full amount of compensation due them under the Agreement for the services performed.

We believe the terms of the Agreement were fair and reasonable to us and were at least as favorable to us as those that could have been obtained on an arm’s length basis.

The GO-Global Software Products

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

●

GO-Global for LINUX: Allows access to UNIX and Linux-based applications from remote locations and a variety of connections, including the Internet and dial-up connections. The UNIX/Linux applications run on a central computer server along with the GO-Global for UNIX Host software. This allows the applications to be accessed and run remotely via GO-Global Client software or a Web browser without having to modify the application’s code or requiring costly add-ons.

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

Target Markets

The target market for our GO-Global products includes small to medium-sized companies, departments within large corporations, governmental and educational institutions, independent software vendors (ISVs) and value-added resellers (VARs). Our software enables these targeted organizations to move their existing applications to the public cloud and provide SaaS, or move them to a secure, private cloud environment. By using our software, organizations can give their remote users, partners and customers access to their native applications. Our software is designed to allow these organizations and enterprises to tailor the configuration of the end-user device for a particular purpose, rather than following a ìone PC fits allî high-cost ownership model. We believe our opportunities are as follows:

●

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

●

Enterprises Employing a Mix of UNIX, Linux, Macintosh and Windows. Small to medium-sized companies that utilize a mixed computing environment require cross-platform connectivity software, like GO-Global Host and/or GO-Global Gateway, which will allow users to access applications from different client devices. We believe that our server-based software products will significantly reduce the cost and complexity of connecting PCs to various applications.

●

Enterprises with Remote Computer Users and/or Extended Markets. We believe that remote computer users and enterprises with extended markets comprise two of the faster growing market segments in the computing industry. Extended enterprises permit access to their computing resources by their customers, suppliers, distributors and other partners, thereby affording them manufacturing flexibility, increased speed-to-market, and enhanced customer satisfaction. For example, extended enterprises may maintain decreased inventory via just-in-time, vendor-managed inventory and related techniques, or they may license their proprietary software application on a ìpay-per-useî model, based on actual time usage by the user. The early adoption of extended enterprise software may be driven in part by an organization’s need to exchange information over a wide variety of computing platforms. We believe that our server-based software products, along with our low-impact communications protocol, which has been designed to enable highly efficient low-bandwidth connections, are well positioned to provide extended enterprises with the necessary means to exchange information over a wide variety of computing platforms.

●

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

Strategic Customer Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets. We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us. Our strategic relationships for all GO-Global products include the following:

●

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

●

We are party to a non-exclusive distribution agreement with Ericsson, a global provider of telecommunications equipment and related services to mobile and fixed network operations. Pursuant to this agreement, Ericsson had licensed GO-Global for UNIX for inclusion with their ServiceON Optical and ServiceON Access telecommunications network management systems. During the third quarter of 2013, we learned that Ericsson would release a newly engineered version of ServiceON that no longer required GO-Global for UNIX. Currently installed customers using GO-Global would continue to be supported. Our agreement with Ericsson, which was originally entered into in September 2000, automatically renews annually. Either party may terminate the contract upon written notice to the other party of at least one month prior to the expiration of the then current term.

●

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

●

We are party to a non-exclusive global purchasing agreement with Alcatel-Lucent, a telecommunications, network systems and services company. Pursuant to this relationship, which started in July 1999, Alcatel-Lucent has licensed our GO-Global for UNIX software for inclusion with their software products. Many of Alcatel-Lucent’s customers are using our server-based software to remote access Alcatel-Lucent's Network Management Systems (ìNMSî) applications. Our current agreement with Alcatel-Lucent expired in December 2012. We have recently entered into negotiations with Alcatel to formally renew this agreement and expect our relationship with Alcatel-Lucent to continue throughout 2014 with terms consistent with those set forth in the expired contract.

●

We are party to a non-exclusive distribution agreement with GE Intelligent Platforms (“GE”), a U.S. based designer, manufacturer, and supplier of products for industrial control and automation. GE has licensed our GO-Global product line for inclusion in their automation and production management software products. Our agreement with GE, which was originally entered into in December 2002, automatically renews annually. Either party may terminate the contract upon 60 days’ written notice to the other party.

●

In August 2011 we entered into an agreement with GAD eG (“GAD”), a Germany based provider of information technology, software development and data processing solutions for retail banks. GAD licensed our GO-Global for Windows software and embedded it in their banking applications. This agreement covered a one-time transaction of theirs with a large German bank. The installation of their software application generated significant product license sales for us in 2011 and 2012. We expect to have maintenance sales in future years; however we do not expect to have future product licensing sales to GAD comparable to the 2012 and 2011 levels.

●

In January 2010, we entered into a non-exclusive reseller and distribution agreement with Information Delivery Systems, LLC (IDS), a U.S. based publisher and hosting solutions provider for churches and educational institutions. IDS has licensed our GO-Global for Windows software and has utilized it as the hosting engine for its cloud-based solutions. Our agreement with IDS automatically renews annually. Either party may terminate the contract upon 60 days’ written notice to the other party.

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

We currently consider the following to be our most significant customers.

Customer	2013 % Sales	2012 % Sales
GAD eG	5.1%	8.3%
Ericsson	6.2%	8.2%
GE	7.6%	8.2%
KitASP	2.6%	7.8%
IDS LLC	5.9%	4.5%
Alcatel-Lucent	8.5%	5.8%
Elosoft	6.7%	5.6%
Total	42.6%	48.4%

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

Research and Development

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products – principally hopTo. We invested approximately $4,999,900 and $3,870,900 in research and development with respect to our software products in 2013 and 2012, respectively. During 2013 and 2012 we capitalized an additional $546,300 and $85,400 of development investments incurred in the development of hopTo, respectively. We anticipate capitalizing additional software development costs in 2014.

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

Employees

As of March 21, 2014, we had a full-time equivalent of 40 total employees, including 8 in marketing, sales and support, 28.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 3 in administration and finance and 0.5 in our patent group. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

Item 1A.     Risk Factors

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations. The Risk Factors described below include the considerable risks associated with the current economic environment and the related potential adverse effects on our financial condition and results of operations. You should read these Risk Factors in conjunction with ìManagement’s Discussion and Analysis of Financial Condition and Results of Operationsî in Item 7 and our Consolidated Financial Statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

Risks Related to Our Business

We have a history of operating losses and expect these losses to continue, at least for the near future.

We have experienced significant operating losses since we began operations. We incurred losses from continuing operations before provision for income taxes of $3,738,200 and $7,704,800 for the years ended December 31, 2013 and 2012, respectively. We expect to report an operating loss on a consolidated basis for the year ended December 31, 2014. In subsequent reporting periods, if revenues grow more slowly than anticipated, or if aggregate operating expenses exceed expectations, we will continue to be unprofitable. Even if we become profitable, we may be unable to sustain such profitability.

hopTo is subject to the risks of new software products in development and any failure to successfully commercially launch hopTo could have a material negative impact on us.

During April 2013 we launched the first public release of hopTo through Apple’s App Store and on November 14, 2013 we launched the first commercial version of hopTo through Apple’s App Store.  The releases are targeted at Apple’s tablet devices, the iPad and the iPad Mini. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform.  There is no assurance that we will be able to develop a commercially viable version of our hopTo product, or that we may be able to successfully penetrate into its perceived marketplace.  Any failure to develop a commercially viable version or to successfully penetrate into the market could have a material negative impact on our results of operations, financial position and cash flow.

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

A material portion of our revenue, all of which is currently derived from our GO-Global products, during any reporting period is typically generated from a limited number of significant customers, all of which are unrelated third parties. We categorize our customers into three broad categories for revenue recognition purposes: stocking resellers, non-stocking resellers and direct end users. If any of our significant non-stocking resellers or direct end users reduce their order level or fail to order during a reporting period, our revenue could be materially adversely impacted because we recognize revenue on sales to these customers upon product delivery, assuming all other revenue recognition criteria have been met.

Our significant stocking resellers are typically ISVs who have bundled our products with theirs to sell as Web-enabled versions of their products. These customers maintain inventories of our products for resale, and we do not recognize revenue until our products are resold to end users, assuming all other revenue recognition criteria have been met. If these customers decide to maintain a lower level of inventory in the future and/or they are unable to sell their inventory to end users as quickly as they have in the past, our revenue and business could be materially adversely impacted.

If we are unable to develop new products and enhancements to our existing products, our business, results of operations, financial condition, and cash flows could be materially adversely impacted.

The market for our products and services is characterized by:

●	frequent new product and service introductions and enhancements;
●	rapid technological change;
●	evolving industry standards;
●	fluctuations in customer demand; and
●	changes in customer requirements.

Our future success depends on our ability to continually enhance our current products and develop and introduce new products that our customers choose to buy. If we are unable to satisfy our customers’ demands and remain competitive with other products that could satisfy their needs by introducing new products and enhancements, our business, results of operations, financial condition, and cash flows could be materially adversely impacted. Our future success could be hindered by, among other factors:

●	the amount of cash we have available to fund investment in new products and enhancements;
●	delays in our introduction of new products and/or enhancements of existing products;
●	delays in market acceptance of new products and/or enhancements of existing products; and
●	a competitor’s announcement of new products and/or product enhancements or technologies that could replace or shorten the life cycle of our existing products.

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

Our operations consume cash and we will need to raise additional capital in the future to fund our continued operating needs.

As of December 31, 2013, our cash balance was $2,430,700, as compared with $3,960,600 as of December 31, 2012, a decrease of $1,529,900, or 38.6%. The decrease primarily resulted from the cash consumed by our operations, as well as the investments we made in fixed assets, capitalized software development costs, and increased employee costs, primarily associated with our new products development team. Such costs were partially offset by the cash received as a result of warrants exercised from warrants issued in a June 17, 2013 Exercise Agreement (the “Exercise Agreement”), cash received from the exercise of warrants by parties to an August 9, 2013 offer to exercise warrants to holders of warrants who were not parties to the Exercise Agreement, and employee stock options.

Based on our cash on hand as of December 31, 2013, the cash we anticipate to derive from our legacy GO-Global business, and the $3,390,000 cash proceeds we received from the private placement that we closed during January 2014, we believe that we will have sufficient resources to support our operational plans for the next twelve months; however; full implementation of our business plans for the next twelve months will require capital from issuances of debt or equity, or new revenue from our recently launched hopTo product.

There can be no assurance of new revenue from new or existing product lines or additional capital from debt or equity issuances.  In addition, issuances of new capital stock would dilute existing stockholders and may give the purchasers of new capital stock additional rights, preferences and privileges relative to existing stockholders.  There can be no assurance that additional capital necessary for full execution of our hopTo business strategy will be available on a timely basis, on reasonable terms or at all.

Sales of products within our GO-Global product families are likely to be our primary source of revenue during 2014.

Although we believe that we will begin to generate revenue through sales of hopTo during 2014, we anticipate that sales of products within our GO-Global product families, and related enhancements, will be our primary source of revenue during 2014. The success, if any, of our new GO-Global releases may depend on a number of factors, including market acceptance of the new GO-Global releases and our ability to manage the risks associated with introducing such releases. Declines in demand for our GO-Global products could occur as a result of, among other factors:

●	lack of success with our strategic partners;
●	new competitive product releases and updates to existing competitive products;
●	decreasing or stagnant information technology spending levels;
●	price competition;
●	technological changes; or
●	general economic conditions in the markets in which we operate.

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

Our operating results are likely to fluctuate significantly in the future on a quarterly and annual basis due to a number of factors, many of which are outside our control. Factors that could cause our operating results and therefore our revenues to fluctuate include the following, among other factors:

●	our ability to maximize the revenue opportunities of our patents;
●	variations in the size of orders by our customers;
●	increased competition; and
●	the proportion of overall revenues derived from different sales channels such as distributors, original equipment manufacturers (“OEMs”) and others.

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

Our success and business strategy is dependent in large part on our ability to attract and retain key management and other personnel in certain areas of our business. If any of these employees were to leave, we would need to attract and retain replacements for them. We have lost employees, including at the officer level and in our new products engineering group, in the past. Without a successful replacement, the loss of the services of one or more key members of our management group and other key personnel could have a material adverse effect on our business.

With the exception of the employment agreement we entered into with our Chief Executive Officer during 2013, we do not have long-term employment agreements with any of our key personnel and any officer or other employee can terminate their relationship with us at any time. We may also need to add key personnel in the future, in order to successfully implement our business strategies. The market for such qualified personnel is highly competitive and it includes other potential employers whose financial resources for such qualified personnel are more substantial than ours. Consequently, we could find it difficult to attract, assimilate or retain such qualified personnel in sufficient numbers to successfully implement our business strategies.

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

We rely on indirect distribution channels for our GO-Global products and may not be able to retain existing reseller relationships or to develop new reseller relationships.

Our GO-Global products are primarily sold through several distribution channels. An integral part of our strategy is to strengthen our relationships with resellers such as OEMs, systems integrators, VARs, distributors and other vendors to encourage these parties to recommend or distribute our products and to add resellers both domestically and internationally. We currently invest, and intend to continue to invest, significant resources to expand our sales and marketing capabilities. We cannot assure you that we will be able to attract and/or retain resellers to market our products effectively. Our inability to attract resellers and the loss of any current reseller relationships could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Additionally, we cannot assure you that resellers will devote enough resources to provide effective sales and marketing support to our products.

The markets in which we participate are highly competitive and have more established competitors.

The markets we participate in with GO-Global and hopTo are intensely competitive, rapidly evolving and subject to continuous technological changes. We expect competition to increase in each of these markets as other companies introduce additional competitive products. In order to compete effectively, we must continually develop and market new and enhanced products and market those products at competitive prices. As markets for our products continue to develop, additional companies, including companies in the computer hardware, software and networking industries with significant market presence, may enter the markets in which we compete and further intensify competition. A number of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, sales, technical, marketing and other resources than we do. We cannot give any assurance that our competitors will not develop and market competitive products that will offer superior price or performance features, or that new competitors will not enter our markets and offer such products. We believe that we will need to invest significant financial resources in research and development to remain competitive in the future in each of the markets in which we compete. Such financial resources may not be available to us at the time or times that we need them, or upon terms acceptable to us, or at all. We cannot assure you that we will be able to establish and maintain a significant market position in the face of our competition and our failure to do so would adversely affect our business.

Risk Related to Our Common Stock

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

As of December 31, 2013 and December 31, 2012, we had outstanding warrants for an aggregate of 16,667,500 and 23,475,000 shares of common stock, respectively, at weighted average exercise prices of $0.46 and $0.25 per share, respectively.  As of December 31, 2013 and December 31, 2012, we had outstanding options exercisable for an aggregate of 12,019,328 and 14,174,000 shares of common stock, respectively, at weighted average exercise prices of $0.21 and $0.20 per share, respectively.  The holders may sell these shares exercisable under warrants or options in the public markets from time to time. In addition, as our stock price rises, more outstanding warrants and options will be “in-the-money” and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline. In addition, under the terms of the 2014 Private Placement, we issued 5,650,001 warrants at an exercise price of $0.40 per share. Also, under terms of the 2014 Private Placement, in certain circumstances, if we were to issue new warrants at an exercise price less than $0.40 per share, we would be required to issue additional warrants at a discount.

Our common stock is quoted on the FINRA OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted under the symbol “HPTO” on the FINRA OTC Bulletin Board market (“OTC Bulletin Board”) operated by FINRA (Financial Industry Regulatory Authority) and on the OTC Markets’ QB tier. Neither the OTC Bulletin Board nor the OTC QG tier is a “national securities exchange,” nor do either of them have any listing standards to which we are bound, and in general, each is a significantly more limited market than the markets operated by the New York Stock Exchange and NASDAQ.  The quotation of our shares on the OTC Bulletin Board and the OTC Markets’ QB tier could result in a less liquid market being available for existing and potential stockholders to trade shares of our common stock, which could depress the trading price of our common stock and have a long-term adverse impact on our ability to raise capital in the future. Because of the limited trading market for our common stock, and because of the significant price volatility, investors may not be able to sell their shares of common stock when they want to do so.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid dividends on our common stock, nor do we anticipate paying any cash dividends for the foreseeable future.  We currently intend to retain future earnings, if any, to finance the operations and expansion of our business.  Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon the earnings, financial condition, operating results, capital requirements and other factors as deemed necessary by our board of directors.

FINRA’s sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Provisions in our amended and restated certificate of incorporation and second amended and restated bylaws and applicable Delaware law may prevent or discourage third parties or our stockholders from attempting to replace our management or influencing significant decisions.

Provisions in our amended and restated certificate of incorporation and second amended and restated bylaws may have the effect of delaying or preventing a change in control of our company or our management, even if doing so would be beneficial to our stockholders.  These provisions include authorizing our board of directors to issue preferred stock without stockholder approval and limiting the persons who may call special meetings of stockholders and providing that stockholders cannot take action by written consent in lieu of a meeting.  As a Delaware corporation, we are also subject to section 203 of the Delaware General Corporation Law (“DGCL”), which among other things, and subject to various exceptions, restricts against certain business transactions between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock (“an interested stockholder”) for a period of three years from the date the stockholder becomes an interested stockholder unless our board of directors approved the holder’s acquisition of our stock in advance. Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

Item 1B.      Unresolved Staff Comments

None.

Item 2.         Properties

Our corporate headquarters currently occupies approximately 10,659 square feet of office space in Campbell, California, under a lease that will expire in October 31, 2018. Rental of these premises will average approximately $35,700 per month over the remaining term of the lease, net of our pro rata share of utilities, facilities maintenance and other costs.

Our domestic research and development team currently occupies approximately 2,527 square feet of office space in Concord, New Hampshire, under a lease that will expire in August 2016. Rent on the Concord facility is $4,000 per month for the life of the lease.

We believe our current and future facilities will be adequate to accommodate our needs for the foreseeable future.

Item 3.         Legal Proceedings

From time to time, we are party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not currently a party to any legal proceedings that we believe would reasonably be expected to have a materially adverse effect on our business, financial condition or results of operations.

Item 4.         Mine safety disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock. Since March 27, 2003 our common stock has been quoted on the Over-the-Counter Bulletin Board. Our common stock is quoted under the symbol “HPTO.”

	Fiscal 2013 *		Fiscal 2012 *
Quarter	High	Low	High	Low
First	$0.63	$0.26	$0.22	$0.17
Second	$0.74	$0.27	$0.18	$0.13
Third	$0.56	$0.31	$0.30	$0.14
Fourth	$0.60	$0.35	$0.40	$0.22

* The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 21, 2014, there were approximately 160 holders of record of our common stock. Between January 1, 2014 and March 21, 2014 the high and low reported sales price of our common stock was $0.38 and $0.24, respectively, and on March 21, 2014 the closing price of our common stock was $0.24.

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

Unregistered Sales of Equity Securities

During the three-month period ended December 31, 2013, restricted stock awards for an aggregate 260,000 shares of common stock, at a weighted average award date fair market value of $0.52 per share, were awarded to certain non-executive employees. The grant of such restricted stock awards was not registered under the Securities Act of 1933, because the restricted stock awards were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to section 4(2).

Stock Repurchase Program

On January 8, 2008, our Board of Directors authorized a program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. We made no repurchases of our outstanding common stock during either of the years ended December 31, 2013 or 2012.

Item 6.   Selected Financial Data

Not applicable for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are developers of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Our newest product, which is called hopTo, will be marketed to both consumers and businesses. hopTo will provide mobile end-users with a productivity workspace for their mobile devices that will allow users to manage, share, view, and edit their documents, regardless of where they are stored. We launched the first public release of hopTo through Apple’s App Store on April 15, 2013 and the first commercial version of hopTo on November 14, 2013. This release was targeted at Apple’s tablet devices, the iPad and the iPad Mini. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform.

In addition to hopTo, we also sell a family of products under the brand name GO-Global, which is a software application publishing business and is our sole revenue source at this time. GO-Global is an application access solution for use and/or resale by independent software vendors (“ISVs”), corporate enterprises, governmental and educational institutions, and others, who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

Over the years, we’ve also made significant investments in intellectual property (“IP”). We have filed many patents designed to protect the new technologies embedded in hopTo, and we plan to continue to aggressively invest in the creation and protection of new IP as we continue to develop hopTo and other products.

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

Deferred Rent

The lease for our office in Campbell, California, which includes the amendment for the new space we occupied on February 1, 2014, contains free rent and predetermined fixed escalations in our minimum rent payments. We recognize rent expense related to this lease on a straight-line basis over the term of the lease. We record any difference between the straight-line rent amounts and amounts payable under the lease as part of deferred rent in current or long-term liabilities, as appropriate.

Incentives that we received pursuant to the amended lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. We record the unamortized portion of these incentives as a part of deferred rent in current or long-term liabilities, as appropriate.

Post-employment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During the year ended December 31, 2012, we recorded $721,800 of severance expense, including stock compensation expense. Such liability was recorded as a result of a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. In addition, during 2013 we recorded an additional $75,700 of severance expense as a result of a separation and release agreement we entered into with a former vice president-level employee (See Note 6). An aggregate $62,900 and $262,400 is reported as a severance liability at December 31, 2013 and 2012, respectively.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. The following table sets forth the details of the Allowance for Doubtful Accounts for the years ended December 31, 2013 and 2012:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2013	$33,900	$—	$—	$8,100	$42,000
2012	25,000	—	—	8,900	33,900

Software Development Costs

We capitalize software development costs incurred from the time technological feasibility of the software is established until the time the software is available for general release, in accordance with accounting principles generally accepted in the United States (“GAAP”). Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. Such capitalized costs are subsequently amortized as costs of revenue over the shorter of three years or the remaining estimated useful life of the product. Software development costs, and amortization of such costs, are discussed further under “– Results of Operations – Costs of Revenue.”

Stock-Based Compensation

We apply the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Codification Subtopic (ASC) 718-10, “Compensation – Stock Compensation.” We estimated the fair value of each option grant made during the years ended December 31, 2013 and 2012 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2013			2012
Estimated volatility	113%	-	125%	70%	-	174%
Annualized forfeiture rate	5.34%	-	10.02%	0.0%	-	9.79%
Expected option term (years)		10.00		0.25	-	10.00
Estimated exercise factor	6.5	-	15	5	-	15
Approximate risk-free interest rate	2.71	-	2.74%	0.08%	-	2.04%
Expected dividend yield		—			—

In estimating our stock price volatility for grants awarded during the years ended December 31, 2013 and 2012, we analyzed our historic volatility over a period of time equal in length to the expected option term for the option being issued. For grants made to newly hired employees the period of time over which we analyzed our historic volatility ended on the last day of the quarter during which the new employee was hired. We derived an annualized forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in our work force. Our estimates of the expected option term and the estimated exercise factor were derived from our analysis of historical data and future projections. The approximate risk-free interest rate was based on the implied yield available on U. S. Treasury issues with remaining terms equivalent to our expected option term. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

During 2013, we awarded 1,745,000 shares of restricted common stock to employees, and 122,500 to consultants. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For the awards made to employees, such fair market value ranged from $0.30 to $0.59 per share, and for the awards made to consultants, such fair market value ranged from $0.34 to $0.56 per share.

During 2013, we granted 700,000 options to purchase common stock to one of our directors at an exercise price of $0.37 per share, and 23,000 to an employee at an exercise price of $0.45 per share.

During 2012, we awarded 3,764,500 shares of restricted common stock to our officers and 393,000 shares of restricted common stock to various employees. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For the restricted common stock awarded to the officers, such fair market value was $0.18 per share, and for the restricted common stock awarded to the employees, such fair market value ranged from $0.22 to $0.26 per share.

The following table illustrates the non-cash stock-based compensation expense recorded, net of amounts capitalized, during the years ended December 31, 2013 and 2012 by income statement classification:

	2013	2012
Cost of revenue	$5,300	$22,200
Selling and marketing expense	180,600	128,900
General and administrative expense	331,300	478,700
Research and development expense	281,000	342,600
	$798,200	$972,400

Fair Value of Financial Instruments

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

The fair value of the Company’s warrants are determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

●	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

●

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

●

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

As of December 31, 2013 and 2012, all of the Company’s $979,800 and $7,390,100 Warrants Liability reported at fair value, respectively, was categorized as Level 3 inputs (see Note 8).

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and trade receivables. We place cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. As of December 31, 2013, we had approximately $2,215,300 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2012, the Company had approximately $3,511,300 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2013 and December 31, 2012, the Company considered the following to be its most significant customers

	2013		2012
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
GAD eG	5.1%	0.0%	8.3%	0.0%
Ericsson	6.2%	3.4%	8.2%	19.0%
GE	7.6%	14.2%	8.2%	13.6%
KitASP	2.6%	0.0%	7.8%	0.0%
IDS LLC	5.9%	5.2%	4.5%	1.6
Alcatel-Lucent	8.5%	19.9%	5.8%	15.6%
Elosoft	6.7%	13.3%	5.6%	8.6%
Total	42.6%	56.0%	48.4%	58.4%

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2013 and 2012 along with the dollar and percentage changes from 2012 to 2013 in the respective line items.

	Year Ended December 31,		Increase (Decrease)
	2013	2012	Dollars	Percentage
Revenue
Software licenses	$2,969,300	$3,704,900	$(735,600)	(19.9)%
Software service fees	2,874,700	2,730,000	144,700	5.3%
Other	45,000	106,400	(61,400)	(57.7)%
Total Revenue	5,889,000	6,541,300	(652,300)	(10.0)%

Cost of revenue
Software service costs	301,600	344,400	(42,800)	(12.4)%
Software product costs	207,000	257,100	(50,100)	(19.5)%
Total Cost of revenue	508,600	601,500	(92,900)	(15.4)%
Gross profit	5,380,400	5,939,800	(559,400)	(9.4)%

Operating expenses
Selling and marketing	2,441,400	2,403,400	38,000	1.6%
General and administrative	3,083,200	3,759,000	(675,800)	(18.0)%
Research and development	4,999,900	3,870,900	1,129,000	29.2%
Total Operating expenses	10,524,500	10,033,300	491,200	4.9%
Loss from operations	(5,144,100)	(4,093,500)	1,050,600	25.7%

Other income (expense)
Change in fair value of warrants liability	1,406,000	(3,616,600)	5,022,600	138.9%
Interest and other income	1,900	5,300	(3,400)	(64.2)%
Interest and other expense	(2,000)	—	(2,000)	NM
Total other income (expense)	1,405,900	(3,611,300)	5,017,200	138.9%
Loss from continuing operations before provision for income tax	(3,738,200)	(7,704,800)	(3,966,600)	(51.5)%
Provision for income taxes	7,800	3,500	4,300	122.9%
Net loss from continuing operations	(3,746,000)	(7,708,300)	(3,962,300)	(51.4)%
Loss from discontinued operations	—	(468,400)	(468,400)	NM
Net loss	$(3,746,000)	$(8,176,700)	$(4,430,700)	(54.2)%

NM – not meaningful

Revenue.

Software Licenses

The table that follows summarizes software licenses revenue for the years ended December 31, 2013 and 2012, and calculates the change in dollars and percentage from 2012 to 2013 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software licenses	2013	2012	Dollars	Percentage
Windows	$2,131,400	$2,667,100	$(535,700)	(20.1)%
UNIX/Linux	837,900	1,037,800	(199,900)	(19.3)
Total	$2,969,300	$3,704,900	$(735,600)	(19.9)

Our software revenue is currently entirely related to our GO-Global product line, and historically has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of this revenue has been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Many of our resellers purchase software licenses that they hold in inventory until they are resold to the ultimate end user (a “stocking reseller”). We defer recognition of revenue from these sales (on our Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying software licenses to the ultimate end user. Consequently, if any of our significant stocking resellers materially change the rate at which they resell our software licenses to the ultimate end user, our software licenses revenue could be materially impacted.

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

The decrease in Windows software licenses revenue for the year ended December 31, 2013, as compared with the prior year, was primarily due to lower aggregate revenue derived from our stocking resellers and a significant sale of licenses to GAD eG that occurred during 2012, in conjunction with a GO-Global implementation that began in 2011 and culminated in 2012. These decreases were partially offset by higher license sales to other end user customers.

Software licenses revenue from our UNIX/Linux products decreased during 2013, as compared with 2012, primarily due to lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers. During the second half of 2013, we learned that one of our significant European telecommunications customers, Ericsson, would no longer be ordering product or new maintenance contracts from us as current technology would no longer utilize GO-Global. We anticipate receiving a small amount of maintenance renewals from them while their customers ultimately upgrade from their legacy products to their new technology. Ericsson accounted for 6.2% and 8.2% of our revenues in 2013 and 2012, respectively.

We expect aggregate software license revenue in 2014 to be lower than 2013 levels due to lower aggregate revenue from our stocking resellers and our European telecommunications customers. At the same time, we will seek to improve cash flow from the GO-Global business through cost control and other measures.

Software Service Fees

The table that follows summarizes revenue recognized derived from software service fees for the years ended December 31, 2013 and 2012, and calculates the changes in dollars and percentage from 2012 to 2013 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software service fees	2013	2012	Dollars	Percentage
Windows	$1,981,000	$1,786,300	$194,700	10.9%
UNIX/Linux	893,700	943,700	(50,000)	(5.3)%
Total	$2,874,700	$2,730,000	$144,700	5.3%

The increase in software service fees revenue attributable to our Windows products during 2013, as compared with 2012, was the result of the continued growth of revenue recognized from the number of Windows maintenance contracts purchased by our end-user customers on new license installations and the renewal of maintenance contracts on currently installed software licenses.

The decrease in service fees revenue attributable to our UNIX products for 2013, as compared with 2012, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a decrease in maintenance contract renewals. We believe that these decreases reflect the continued economic malaise and the competitive challenges facing the telecommunications industry, particularly in Europe. The majority of this decrease was attributable to our European telecommunications customers, including Ericsson, as discussed above.

We expect that software service fees for 2014 will modestly increase over those for 2013, as we expect to see continued strength in the sale and renewal of Windows maintenance contracts.

Other

The decrease in other revenue for 2013, as compared with 2012, was primarily due to a decrease in private labeling fees. We typically recognize private labeling fees revenue only when such services are requested by a new stocking reseller; they sign a contract with us, simultaneously place their first stocking order and ultimately, when they sell through their entire first stocking order, we recognize the private labeling fees revenue. Private labeling fees do not comprise a material portion of our revenue streams, and they can vary from period to period. We do not expect to generate significant revenue from private labeling fees during 2014.

Costs of Revenue

Cost of revenue is comprised primarily of software service costs, which represent the costs of customer service. Also included in cost of revenue are software product costs, which are primarily comprised of the amortization of capitalized software development costs and costs associated with licenses to third party software included in our product offerings. We incur no significant shipping or packaging costs as virtually all of our deliveries are made via electronic means over the Internet.

Research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Consolidated Balance Sheet. Such capitalized costs are subsequently amortized to cost of revenue as a component of software product costs over the shorter of three years or the remaining estimated life of the products so capitalized. We capitalized $546,300 and $85,400 of software development costs during 2013 and 2012, respectively. Such costs were incurred in the development of hopTo, and were primarily comprised of employee costs and the cost of licenses to third party software used by hopTo. Amortization related to capitalized software development costs charged to costs of revenue was approximately $150,000 and $166,100 during 2013 and 2012, respectively.

Cost of revenue for the year ended December 31, 2013 decreased by $92,900, or 15.4%, to $508,600 from $601,500 for 2012. Cost of revenue for the years ended December 31, 2013 and 2012 represented approximately 8.6% and 9.2% of total revenue, respectively.

Software Service Costs - Software service costs decreased during 2013, as compared with 2012, as less time was spent on customer service issues, primarily due to the mature state of our GO-Global products. We anticipate that customer service costs will increase in 2014, as compared with 2013, as we release further commercial versions of hopTo and new versions of products within the GO-Global family.

The decrease in software product costs for 2013, as compared with 2012, was due to a decrease in costs associated with third party software we license into our GO-Global products, which were partially offset by costs associated with third party software licensed into hopTo that we began to occur upon its commercial release in November 2014. We expect to incur these costs throughout 2014.

For the reasons outlined above, we expect 2014 costs of revenue to exceed 2013 levels.

Selling and Marketing Expenses. Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expenses.

Selling and marketing expenses for the year ended December 31, 2013 approximated those for the year ended December 31, 2012. Such costs increased by $38,000, or 1.6%, to $2,441,400 in 2013 from $2,403,400 in 2012. Selling and marketing expenses for the years ended December 31, 2013 and 2012 represented approximately 41.5% and 36.8% of total revenue, respectively. During 2013, we enacted several measures aimed at aligning the costs associated of selling and marketing our GO-Global products with the revenues being generated from their sales. We reinvested such cost savings into sales and marketing efforts for hopTo.

We expect to increase our sales and marketing efforts in 2014 for hopTo, and for anticipated GO-Global releases; accordingly, we expect 2014 sales and marketing expenses to exceed 2013 levels.

General and Administrative Expenses. General and administrative expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), amortization and depreciation, legal, accounting, other professional services, rent, travel and entertainment and insurance. Certain costs associated with being a publicly-held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses for the year ended December 31, 2013 decreased by $675,800, or 18.0%, to $3,083,200 from $3,759,000 for 2012. General and administrative expenses for the years ended December 31, 2013 and 2012 represented approximately 52.4 % and 57.5 % of total revenue, respectively.

The decrease in general and administrative expenses for 2013, as compared with 2012, was primarily a result of the costs incurred in 2012 associated with the one-time separation agreement and release entered into with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. See Note 6 to Notes to Consolidated Financial Statements for details. The decrease was also attributed to other costs we incurred in connection with the separation agreement, which included one-time legal fees.

Partially offsetting the decrease outlined above was increased costs associated with consultants hired to provide additional resources for our administrative, finance and patent activities, particularly those activities associated with hopTo. We expect that certain of these consultants will continue to be utilized during 2014. Additionally, we experienced an increase in depreciation and amortization expense as we accelerated the amortization of the leasehold improvements associated with our office in California that we moved out of on February 1, 2014 so that they would be fully amortized at such time.

We expect that our 2014 general and administrative costs will exceed those for 2013 based on the items discussed above and anticipated investments in personnel and equipment as we gear up for the anticipated release of future versions of hopTo.

Research and Development Expenses. Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, all costs of our Israeli subsidiary (GraphOn Research Labs Limited), travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses, net of amounts capitalized, increased by $1,129,000, or 29.2%, to $4,999,900 for the year ended December 31, 2013 from $3,870,900 in the prior year. Research and development expenses for the years ended December 31, 2013 and 2012 represented approximately 84.9% and 59.2% of total revenue, respectively.

During 2013 and 2012, we capitalized $546,300 and $85,400 of software development costs associated with the development of hopTo, respectively, which, had they not met the criteria for capitalization, would have otherwise been expensed.

The increase in research and development expenses in 2013, as compared with 2012, resulted from the continued growth of engineering costs associated with hopTo, including employee costs, recruitment fees, consultants, equipment and facilities. We expect to hire several new employees and to continue to utilize consultants throughout 2014, primarily in support of our planned hopTo activities.

As a result of these items, we expect 2014 research and development expenses, net of capitalized software developments costs, to significantly exceed 2013 levels. The main driver of the increased costs will be the costs associated with our new products development team, which will be primarily comprised of employee costs, recruitment fees, rent, equipment and supplies for the team.

Change in Fair Value of Warrants Liability. During 2013 and 2012, we recognized a net change of $1,406,000 and ($3,616,600), respectively, in the aggregate fair value of the warrant liability, net of amounts reclassified to equity (See Note 8 to Notes to Consolidated Financial Statements).

The change in fair value of warrants liability was approximately 23.9% and 55.3% of total revenues for the years ended December 31, 2013 and 2012, respectively.

Income Taxes. For the years ended December 31, 2013 and 2012, we recorded a current tax provision of approximately $7,800 and $3,500, respectively. At December 31, 2013, we had approximately $52.7 million of federal net operating loss carryforwards, which will begin to expire in 2018. Also at December 31, 2013, we had approximately $8.7 million of California state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2014. During the years ended December 31, 2013 and 2012, we did not utilize any of our federal and California net operating losses and have recorded a full valuation allowance against each of them.

At December 31, 2013, we had approximately $1.0 million of federal research and development tax credits, for which a full valuation allowance has been provided. Such tax credits will begin to expire in 2018.

Net Loss from Continuing Operations. As a result of the foregoing items, we reported a net loss from continuing operations of $3,746,000 for the year ended December 31, 2013, as compared with a net loss from continuing operations of $7,708,300 for 2012.

Loss from Discontinued Operations. During 2012, we reached settlement and licensing agreements that effectively ended all of our then on-going intellectual property litigation. Having been approached by the respective counter-parties to each of our lawsuits, and in consultation with our board of directors, we determined that it was in our best long-term strategic interests to settle each lawsuit in order to move forward and shift our focus to our software products, including our new product initiatives. As a result of such determination, we paid $311,000 in aggregate settlement fees. We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations. Accordingly, for all periods presented, the results of operations and cash flows related to our former intellectual property segment have been segregated and reported as “Discontinued Operations”. See Note 17 to our Notes to Consolidated Financial Statements.

As a result of this decision, we reported a loss from discontinued operations, of $0 and $468,400, for 2013 and 2012, respectively.

Liquidity and Capital Resources

Our reported net loss of $3,746,000 in 2013 included three significant non-cash items: depreciation and amortization of $330,600, which was primarily related to amortization of our capitalized software development costs; stock-based compensation expense of $798,200; and a gain in the change in value of our warrants liability of $1,406,000.

We invested $107,400 in capital expenditures during 2013, primarily related to our new products development team, located in our office in Campbell, California. We also invested $509,600 in our hopTo product, net of $36,700 non-cash stock-based compensation costs, which we capitalized as software development costs during 2013.

We are aggressively looking at ways to improve our revenue stream through the development, marketing and sale of new products. We are also aggressively looking at ways to streamline our GO-Global operations in order to align its cost structure with its sales. Should business combination opportunities present themselves to us, and should such opportunities appear to make financial sense and add value for our shareholders, we will consider those opportunities.

We believe that as a result of the expected introduction of new products slated for 2014, our revenue will increase. During 2014, we expect to continue to prioritize the investment of our resources into the development of various new products, and we expect that certain of these investments will ultimately be capitalized as software development costs. Further, due to our expected investments in new products and continued investments in intellectual property, we expect our cash outflow from operations to increase. Based on our cash on hand as of December 31, 2013, the cash received in January 2014 from the sale of stock and warrants, and the anticipation of increased revenue from our legacy GO-Global business, we believe that we will have sufficient resources to support our operational plans for the next twelve months; however; full implementation of our business plans for the next twelve months will require capital from issuances of debt or equity, or new revenue from our recently launched hopTo product.

There can be no assurance of new revenue from new or exisiting product lines or additional capital from debt or equity issuances.  In addition, issuances of new capital stock would dilute existing stockholders and may give the purchasers of new capital stock additional rights, preferences and privileges relative to existing stockholders.  There can be no assurance that additional capital necessary for full execution of our hopTo business strategy will be available on a timely basis, on reasonable terms or at all.

Cash

As of December 31, 2013, cash was $2,430,700 as compared with $3,960,600 as of December 31, 2012. The main reason for the decrease in cash was the loss from continuing operations of $3,746,000, which primarily included the costs resulting from the growth of our new products development team, including employee costs, recruitment fees, consultants, equipment and facilities.

Accounts Receivable, net

At December 31, 2013 and 2012, we had $811,700 and $865,900, respectively, in accounts receivable, net of allowances totaling $42,000 and $33,900, respectively. The decrease in net accounts receivable was a result of decreased sales in 2013 as compared to 2012. From time to time we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

During January 2008, our Board of Directors approved a stock repurchase program. Under this program, up to $1,000,000 may be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. We did not repurchase any shares under this plan during either 2013 or 2012, and as of December 31, 2013, $782,500 remains available for stock repurchases.

Working Capital

As of December 31, 2013, we had current assets of $3,285,500 and current liabilities of $3,711,100, which netted to a working capital deficit of ($425,600). Included in current liabilities was the current portion of deferred revenue of $2,772,900.

Commitments and contingencies

The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space and is inclusive of our contractual commitments for our Campbell, California office, including the commitments under the lease amendment. The table assumes that we will occupy all currently leased facilities for the full term of each respective lease:

Year Ending December 31,
2014	$405,700
2015	497,500
2016	495,000
2017	476,900
2018	407,300
$2,282,400

Rent expense aggregated approximately $288,000 and $260,700 for the years ended December 31, 2013 and 2012, respectively.

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

In February 2013, FASB issued ASU No. 2013-02 “Other Comprehensive Income” (ASU 2013-02). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of other comprehensive income. This objective is reached by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. ASU 2013-02 is effective and is to be applied prospectively to reporting periods beginning after December 15, 2012. We currently have no amounts that meet the criteria to be reclassified; accordingly, the adoption of ASU 2013-02 did not have any impact on our results of operations, cash flows or financial position. Comprehensive loss equals net loss for each of the years ended December 31, 2013 and 2012, respectively.

In July 2012, FASB issued ASU No. 2012-02 “Intangibles – Goodwill and Other” (ASU 2012-02). The objective of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. Early adoption is permitted. We currently have no goodwill or material indefinite-lived intangible assets; accordingly, the adoption of ASU 2012-02 did not have any impact on our results of operations, cash flows or financial position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of hopTo Inc.

We have audited the accompanying consolidated balance sheets of hopTo Inc., formerly GraphOn Corporation, and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of hopTo Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Macias Gini & O’Connell LLP

Walnut Creek, California

March 31, 2014

hopTo Inc.

Consolidated Balance Sheets

	As of December 31,
	2013	2012
Assets
Current Assets:
Cash	$2,430,700	$3,960,600
Accounts receivable, net of allowance for doubtful accounts of $42,000 and $33,900, respectively	811,700	865,900
Prepaid expenses and other current assets	43,100	150,200
Total Current Assets	3,285,500	4,976,700

Capitalized software development costs, net	619,400	223,100
Property and equipment, net	302,100	358,900
Other assets	139,900	46,900
Total Assets	$4,346,900	$5,605,600

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$244,600	$159,600
Accrued expenses	37,400	14,200
Accrued wages	562,100	565,300
Severance liability	62,900	209,500
Deferred rent	31,200	26,700
Deferred revenue	2,772,900	2,921,600
Total Current Liabilities	3,711,100	3,896,900

Long Term Liabilities:
Warrants liability	979,800	7,390,100
Severance liability	—	52,900
Deferred revenue	476,200	570,400
Deferred rent	84,600	127,500
Total Liabilities	5,251,700	12,037,800

Commitments and contingencies (Note 12)

Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 98,510,622 and 82,616,750 shares issued and outstanding, respectively	9,800	8,300
Additional paid-in capital	71,697,300	62,425,400
Accumulated deficit	(72,611,900)	(68,865,900)
Total Shareholders' Deficit	(904,800)	(6,432,200)
Total Liabilities and Shareholders' Deficit	$4,346,900	$5,605,600

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2013	2012
Revenue
Software licenses	$2,969,300	$3,704,900
Software service fees	2,874,700	2,730,000
Other	45,000	106,400
Total Revenue	5,889,000	6,541,300

Cost of revenue
Software service costs	301,600	344,400
Software product costs	207,000	257,100
Total Cost of Revenue	508,600	601,500

Gross Profit	5,380,400	5,939,800

Operating Expenses
Selling and marketing	2,441,400	2,403,400
General and administrative	3,083,200	3,759,000
Research and development	4,999,900	3,870,900
Total Operating Expenses	10,524,500	10,033,300

Loss from Operations	(5,144,100)	(4,093,500)

Other Income (Expense)
Change in fair value of warrants liability	1,406,000	(3,616,600)
Interest and other income	1,900	5,300
Interest and other expense	(2,000)	—
Total other income (expense)	1,405,900	(3,611,300)
Loss from continuing operations before provision for income tax	(3,738,200)	(7,704,800)
Provision for income tax	7,800	3,500
Net loss from continuing operations	(3,746,000)	(7,708,300)
Loss from discontinued operations	—	(468,400)
Net loss	$(3,746,000)	$(8,176,700)
Loss per share:
Continuing operations – basic and diluted	$(0.04)	$(0.09)
Discontinued operations – basic and diluted	—	(0.01)
Loss per share – basic and diluted	$(0.04)	$(0.10)
Weighted Average Common Shares Outstanding – Basic and Diluted	90,409,625	82,153,360

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

	For the Years Ended December 31,
	2013	2012
Preferred stock - shares outstanding
Beginning balance	—	—
Ending balance	—	—
Common stock - shares outstanding
Beginning balance	82,616,750	81,886,926
Employee stock option issuances	2,464,332	615,447
Exercise of warrants	11,772,500	—
Vesting of restricted stock awards	1,657,040	114,377
Ending balance	98,510,622	82,616,750
Common stock – amount
Beginning balance	$8,300	$8,200
Exercise of employee stock options	200	100
Exercise of warrants	1,300	—
Ending balance	$9,800	$8,300
Additional paid-in capital
Beginning balance	$62,425,400	$61,398,600
Stock-based compensation expense	834,900	739,700
Stock-based compensation expense – severance agreement	—	237,400
Proceeds from exercise of employee stock options	433,600	49,700
Proceeds from exercise of warrants	2,969,300	—
Reclassification of warrants liability to equity from amendment of warrants	4,391,000	—
Reclassification of warrants liability to equity from exercise of warrants	602,500	—
Issuance of new warrants, per Exercise Agreement	514,800	—
New warrants recorded as cost of Exercise Agreement	(514,800)	—
Accretion of compensation expense – consultant warrants	40,600	—
Issuance of new warrants, per Offer to Exercise	45,600	—
New warrants recorded as cost of Offer to Exercise	(45,600)	—
Ending balance	$71,697,300	$62,425,400
Accumulated deficit
Beginning balance	$(68,865,900)	$(60,689,200)
Net loss	(3,746,000)	(8,176,700)
Ending balance	$(72,611,900)	$(68,865,900)
Total Shareholders' Deficit	$(904,800)	$(6,432,200)

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements Of Cash Flows

	For the Years Ended December 31,
	2013	2012
Cash Flows Provided By (Used In) Operating Activities:
Net loss	$(3,746,000)	$(8,176,700)
Loss from discontinued operations	—	468,400
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330,600	259,700
Stock based compensation expense	798,200	972,400
Revenue deferred to future periods	3,808,000	4,764,800
Recognition of deferred revenue	(4,050,900)	(4,608,500)
Change in allowance for doubtful accounts	8,100	8,900
Loss on disposal of fixed assets	—	600
Change in fair value of derivative instruments - warrants	(1,406,000)	3,616,600
Accretion of warrants liability for consulting services	(10,800)	76,900
Accretion of equity warrants for consulting services	40,600	—
Changes in severance liability	(199,500)	262,400
Changes in deferred rent	(38,400)	26,100
Changes in operating assets and liabilities:
Accounts receivable	46,100	(142,700)
Prepaid expenses and other current assets	107,100	49,600
Other long term assets	(93,000)	(7,500)
Accounts payable	68,600	(9,800)
Accrued expenses	23,200	(154,300)
Accrued wages	(3,200)	96,600
Net Cash Used In Operating Activities - Continuing Operations:	(4,317,300)	(2,496,500)
Net Cash Used In Operating Activities - Discontinued Operations	—	(468,400)
Net Cash Used In Operating Activities	(4,317,300)	(2,964,900)
Cash Flows Used In Investing Activities:
Capitalized software development costs	(509,600)	(80,700)
Capital expenditures	(107,400)	(281,100)
Net Cash Used In Investing Activities - Continuing Operations	(617,000)	(361,800)
Net Cash Used In Investing Activities - Discontinued Operations	—	—
Net Cash Used In Investing Activities	(617,000)	(361,800)
Cash Flows Provided By (Used In) Financing Activities:
Proceeds from exercise of employee stock options	433,800	49,800
Proceeds from exercise of warrants	2,970,600	—
Restricted cash – tax proceeds from restricted stock awards	—	198,300
Restricted cash – tax disbursements for restricted stock awards	—	(198,300)
Net Cash Provided By Financing Activities - Continuing Operations:	3,404,400	49,800
Net Cash Provided By Financing Activities - Discontinued Operations	—	—
Net Cash Provided By Financing Activities	3,404,400	49,800
Net Decrease in Cash	(1,529,900)	(3,276,900)
Cash, beginning of year	3,960,600	7,237,500
Cash, end of year	$2,430,700	$3,960,600

See accompanying notes to consolidated financial statements

hopTo Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation

The Company. Our Board of Directors adopted an amendment to our Certificate of Incorporation changing our name from GraphOn Corporation to hopTo Inc. effective September 9, 2013. A Certificate of Amendment of Incorporation was filed with the Delaware Secretary of State implementing the name change. The amendment had been previously approved by our stockholders. Our headquarters are in Campbell, CA.

hopTo Inc., and its subsidiaries (the “Company”) is a developer of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Its newest product, which is called hopTo, is currently being marketed to consumers and will be marketed to small and medium sized businesses and enterprise level customers under the name hopTo Work. hopTo provides mobile end-users with a productivity workspace for their mobile devices that allows users to manage, share, view, and edit their documents, regardless of where they are stored. The Company launched the first public release of hopTo through Apple’s App Store on April 15, 2013. This release was targeted at Apple’s tablet devices, the iPad and the iPad Mini. The Company also launched the first commercial version of hopTo through Apple’s App Store on November 14, 2013. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform.

In addition to hopTo, the Company also sells a family of products under the brand name GO-Global, which is a software application publishing business and is the Company’s sole revenue source at this time. GO-Global is an application access solution for use and/or resale by independent software vendors (“ISVs”), corporate enterprises, governmental and educational institutions, and others, who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

Over the years, the Company has also made significant investments in intellectual property (“IP”). It has filed many patents designed to protect the new technologies embedded in hopTo. The Company plans to continue to aggressively invest in the creation and protection of new IP as it continues to develop hopTo, hopTo Work, and other products.

The Company’s current operations are conducted in two segments, GO-Global and hopTo, each representing a specific product line.

2. Significant Accounting Policies

Basis of Presentation and Use of Estimates. The consolidated financial statements include the accounts of hopTo Inc. and its subsidiaries (collectively, “we”, “us”, “our”, or “Company”); significant intercompany accounts and transactions are eliminated upon consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives, valuation and amortization of intangible assets (including capitalized software); depreciation of long-lived assets; valuation of warrants; post-employment benefits; and accruals for liabilities and taxes. While the Company believes that such estimates are fair, actual results could differ materially from those estimates.

During September 2012, we reached settlement and licensing agreements that effectively ended all of our then on-going intellectual property litigation. Having been approached by the respective counter-parties to each of our lawsuits, and in consultation with our board of directors, we determined that it was in our best long-term strategic interests to settle each lawsuit in order to move forward and shift our focus to our software products, including our new product initiatives. We do not intend to pursue intellectual property litigation as an integral part of our strategy to fund our future operations. Accordingly, for the year ended December 31, 2012, the results of operations and cash flows related to our former intellectual property segment has been segregated and reported as “Discontinued Operations”. (See Note 17).

Cash Equivalents. The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2013 or 2012.

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

Software Development Costs. Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. Such capitalized costs are subsequently amortized as costs of revenue over the shorter of three years or the remaining estimated useful life of the product. The Company capitalized $546,300 and $85,400 of costs meeting the criteria incurred during 2013 and 2012, respectively.

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

All of the Company’s software licenses are denominated in U.S. dollars.

Deferred Rent. The lease for the Company’s office in Campbell, California, contains free rent and predetermined fixed escalations in our minimum rent payments (See Note 12). Rent expense related to this lease is recognized on a straight-line basis over the term of the lease. Any difference between the straight-line rent amounts and amounts payable under the lease is recorded as part of deferred rent in current or long-term liabilities, as appropriate.

Incentives received upon entering into the lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. The unamortized portion of these incentives are recorded as a part of deferred rent in current or long-term liabilities, as appropriate.

Post-employment Benefits (Severance Liability). Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During 2012, the Company recorded $721,800 of severance expense, including stock compensation expense. Such liability was recorded as a result of a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as the Company’s Chief Executive Officer and as a member of its board of directors. In addition, during 2013 we recorded an additional $75,700 of severance expense as a result of a separation and release agreement we entered into with a former vice president-level employee (See Note 6). An aggregate $62,900 and $262,400 is reported as a severance liability at December 31, 2013 and 2012, respectively.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. Such allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. The following table illustrates the details of the Allowance for Doubtful Accounts for the years ended December 31, 2013 and 2012:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2013	$33,900	$—	$—	$8,100	$42,000
2012	$25,000	$—	$—	$8,900	$33,900

Income Taxes. In accordance with FASB ASC 740-10-05, “Income Taxes,” the Company performed a comprehensive review of uncertain tax positions as of December 31, 2013. In this regard, an uncertain tax position represents the expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

The Company and one or more of its subsidiaries are subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. The Company and its subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2010. There are no tax examinations currently underway for any of the Company’s or its subsidiaries’ tax returns for years subsequent to 2009.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amount for the payment of interest or penalties related to any uncertain tax positions at either December 31, 2013 or 2012, as its review of such positions indicated that such potential positions were minimal.

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

The fair value of the Company’s warrants are determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

●	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

●

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

●

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

As of December 31, 2013 and 2012, all of the Company’s $979,800 and $7,390,100 Warrants Liability reported at fair value, respectively, was categorized as Level 3 inputs (see Note 8).

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

Long-Lived Assets. Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate. Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charges were recorded during either of the years ended December 31, 2013 or 2012.

Loss Contingencies. The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted. During 2012, the Company recorded losses that aggregated $311,000, which were incurred in the settlement of all of the Company’s then on-going patent litigation. No such loss contingency was recorded during the year ended December 31, 2013.

Stock-Based Compensation. The Company applies the fair value recognition provisions of FASB ASC 718-10, “Compensation – Stock Compensation.”

Valuation and Expense Information Under FASB ASC 718-10

The Company recorded stock-based compensation expense of $798,200 and $972,400 in the years ended December 31, 2013 and 2012, respectively. Such amounts were net of $36,700 and $4,700, respectively, which was capitalized related to software development. As required by FASB ASC 718-10, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

During 2013, the Company awarded 1,745,000 shares of restricted common stock to employees, and 122,500 to consultants. The valuation of the restricted common stock awards was based on the closing fair market value of the Company’s common stock on the grant date. For the awards made to employees, such fair market value ranged from $0.30 to $0.59 per share, and for the awards made to consultants, such fair market value ranged from $0.34 to $0.56 per share.

During 2013, the Company granted 700,000 options to purchase common stock to one of its directors at an exercise price of $0.37 per share, and 23,000 to an employee at an exercise price of $0.45 per share.

During 2012, the Company awarded 3,764,500 shares of restricted common stock to its officers and 393,000 shares of restricted common stock to various employees. The valuation of the restricted common stock awards was based on the closing fair market value of the Company’s common stock on the grant date. For the restricted common stock awarded to the officers, such fair market value was $0.18 per share, and for the restricted common stock awarded to the employees, such fair market value ranged from $0.22 to $0.26 per share.

During 2012, the Company granted 4,522,500 options to purchase common stock to its officers and directors at exercise prices ranging from $0.15 to $0.37 per share, and 790,000 to various employees at exercise prices ranging from $0.14 to $0.22 per share.

For all options granted during 2013 and 2012, the Company set the exercise price equal to the closing fair market value of the Company’s common stock as of the date of grant.

The following table illustrates the non-cash stock-based compensation expense recorded during the years ended December 31, 2013 and 2012 by income statement classification:

	2013	2012
Cost of revenue	$5,300	$22,200
Selling and marketing expense	180,600	128,900
General and administrative expense	331,300	478,700
Research and development expense	281,000	342,600
	$798,200	$972,400

The Company estimated the fair value of each option grant made during the years ended December 31, 2013 and 2012 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2013			2012
Estimated volatility	113%	-	125%	70%	-	174%
Annualized forfeiture rate	5.34%	-	10.02%	0.0%	-	9.79%
Expected option term (years)		10.00		0.25	-	10.00
Estimated exercise factor	6.5	-	15	5	-	15
Approximate risk-free interest rate	2.71	-	2.74%	0.08%	-	2.04%
Expected dividend yield		—			—

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

Earnings Per Share of Common Stock. FASB ASC 260-10, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and unreleased (unvested) restricted stock awards in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2013 and 2012, 32,585,807 and 41,692,123 shares of common stock equivalents were excluded from the computation of diluted earnings per share, respectively, since their effect would be antidilutive.

Comprehensive Loss. FASB ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. The individual components of comprehensive income (loss) are reflected in the consolidated statement of operations. For the years ended December 31, 2013 and 2012, there were no changes in equity (net assets) from non-owner sources.

Reclassifications. In 2013 we classified the tax impact of our warrants liability as a permanent difference. For 2012, the Company previously presented the warrant liability as a temporary difference with an offsetting valuation allowance. The presentation of the 2012 tax impact of the warrants liability has been reclassified to conform to the 2013 presentation. In 2013, in conjunction with our name change, we realigned costs associated with our operating segments. The presentation of segment net loss for 2012 in Note 16 has been reclassified to conform to the 2013 presentation.

Recent Accounting Pronouncements. In July 2013, FASB issued ASU No. 2013-11 “Income Taxes (Topic 740)” (ASU 2013-11). The objective of ASU 2013-11 is to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. FASB recognized that there was inconsistency in how previous guidance in this topic was applied in practice, thus; the objective of ASU 2013-11 is to eliminate the diversity of how previous guidance was applied. As the amendments in ASU 2013-11 do not require new recurring disclosures, rather, they are aimed at creating consistency in how previous guidance is applied, we do not believe that adoption of ASU 2013-11, which will become effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, will have a material impact on our results of operations, cash flows or financial position.

In February 2013, FASB issued ASU No. 2013-02 “Other Comprehensive Income” (ASU 2013-02). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of other comprehensive income. This objective is reached by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. ASU 2013-02 is effective and is to be applied prospectively to reporting periods beginning after December 15, 2012. We currently have no amounts that meet the criteria to be reclassified; accordingly, the adoption of ASU 2013-02 did not have any impact on our results of operations, cash flows or financial position. Comprehensive loss equals net loss for each of the years ended December 31, 2013 and 2012, respectively.

In July 2012, FASB issued ASU No. 2012-02 “Intangibles – Goodwill and Other” (ASU 2012-02). The objective of ASU 2012-02 is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. Early adoption is permitted. We currently have no goodwill or material indefinite-lived intangible assets; accordingly, the adoption of ASU 2012-02 did not have any impact on our results of operations, cash flows or financial position.

3. Capitalized Software Development Costs

Capitalized software development costs as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Software development costs	$1,119,400	$573,100
Accumulated amortization	(500,000)	(350,000)
	$619,400	$223,100

During 2013 and 2012, we capitalized $546,300 and $85,400, respectively, of software development costs associated with hopTo. Such costs were incurred in the development of hopTo, and were primarily comprised of employee costs and the cost of licenses to third party software used by hopTo.

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $150,000 and $166,100 during the years ended December 31, 2013 and 2012, respectively.

4. Property and Equipment

Property and equipment as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Equipment	$1,243,500	$1,171,900
Furniture	432,400	380,200
Leasehold improvements	147,500	147,500
	1,823,400	1,699,600
Less: accumulated depreciation and amortization	1,521,300	1,340,700
	$302,100	$358,900

Aggregate property and equipment depreciation expense for the years ended December 31, 2013 and 2012 was $180,600 and $93,600, respectively.

5. Accrued Expenses

Accrued expenses as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Professional fees	$—	$3,500
Consulting services	14,200	6,600
Franchise tax	6,100	—
Software subscription fees	8,500	—
Other	8,600	4,100
	$37,400	$14,200

6. Severance Liability

On April 12, 2012, the Company entered into a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and from the board of directors. Subject to the terms of the separation agreement, effective April 20, 2012 (the “Release Effective Date”) Mr. Dilworth was paid or provided with:

●

On the Release Effective Date, Mr. Dilworth’s outstanding unvested options became fully vested and exercisable, and his outstanding vested options were modified to extend the exercise period. All such options will remain exercisable until the earlier of (i) the expiration dates of each of such options or (ii) the date that is 30 months after the Release Effective Date. The Company recognized $172,700 of non-cash stock-based compensation expense during 2012, as a result of the modification of Mr. Dilworth’s outstanding stock options. No compensation expense was recognized during 2013 related to Mr. Dilworth’s stock options. The number of shares of common stock issuable upon exercise of such outstanding options was 1,225,828 and 2,500,000 as of December 31, 2013 and 2012, respectively. All of such remaining options will expire during October 2014 if not exercised beforehand.

●

On the Release Effective Date, Mr. Dilworth was granted an option to purchase 500,000 shares of common stock at an exercise price of $0.20 per share. Such option has a term of 30 months from the date of grant and began vesting and became exercisable at a rate of 62,500 shares per quarter commencing on July 1, 2012. The Company recognized $64,700 of non-cash stock-based compensation expense during the year ended December 31, 2012 as a result of the issuance of this stock option to Mr. Dilworth. No compensation expense was recognized during 2013 related to this stock option as under the terms of the separation agreement Mr. Dilworth would no longer be providing services to the Company.

●

From May 2012 through April 2013, Mr. Dilworth was paid $27,300 per month. From May 2013 through April 2014, Mr. Dilworth will be paid $13,600 per month. During the three-month period ended June 30, 2012, $433,700 of compensation expense related to Mr. Dilworth’s separation agreement was recorded as a liability. Such amount represented the present value of the future salary and medical insurance (discussed below) continuation payments due Mr. Dilworth under the terms of the separation agreement. During each of the years ended December 31, 2013 and 2012, the Company made salary continuation payments aggregating $218,100 to Mr. Dilworth. As of December 31, 2013, the aggregate present value of the remaining future salary and medical insurance coverage continuation payments was $52,900, all of which was reported as a current liability. All interest expense associated with the salary and medical insurance continuation payments made are charged to general and administrative expenses as incurred. During 2013 and 2012, we incurred interest charges of $21,000 and $34,500, respectively.

●

From May 2012 through October 2013, the Company paid the premium costs to continue medical coverage for Mr. Dilworth and his spouse under the Employment Retirement Income Security Act of 1974. Such premiums aggregated $5,800 for May 2012 and June 2012, and will approximate $1,300 per month thereafter. During the years ended December 31, 2013 and 2012 we made medical insurance coverage continuation payments of $12,300 and $12,600, respectively, and incurred interest charges of $800 and $1,800, respectively.

●	The Company paid Mr. Dilworth $15,000 as reimbursement for a portion of his legal fees in connection with negotiation of the separation agreement and the release.

Mr. Dilworth’s participation in the Key Employee Severance Plan and the Director Severance Plan was automatically terminated on the Release Effective Date. In addition, the separation agreement contains confidentiality and non-disparagement provisions subject to the terms set forth therein. Pursuant to the terms of the release, Mr. Dilworth provided as of the Release Effective Date a release of claims in connection with his employment and resignation. As a result of the separation agreement, we recognized an aggregate $721,800 of additional operating expenses in 2012, as summarized above.

The Company estimated the fair value of each stock-based award set forth above, which were included as part of Mr. Dilworth’s separation agreement during the year ended December 31, 2012 as of the release date, using a binomial model with the assumptions set forth in the following table:

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

On July 17, 2013 the Company entered into a separation agreement and release with a former vice president-level employee who left the Company on June 7, 2013. Subject to the terms of the separation agreement, which became effective on July 17, 2013 (the “Effective Date”), we accrued $75,700 of severance liability at June 30, 2013, of which $10,000 remained outstanding as of December 31, 2013.

The following table summarizes the salary continuation and medical coverage payments during the period ended December 31, 2013.

	Compensation	Medical Coverage	Total
Balance at December 31, 2012	$250,100	$12,300	$262,400
Separation agreement entered into in 2013	60,000	15,700	75,700
Accrued interest	21,000	800	21,800
Payments	(268,200)	(28,800)	(297,000)
Balance at December 31, 2013	$62,900	$—	$62,900

7. Deferred Rent

As of December 31, 2013 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$7,200	$24,600	$31,800
Deferred rent benefit	24,000	60,000	84,000
	$31,200	$84,600	$115,800

Deferred rent expense represents the remaining balance of the aggregate free rent the Company received from the landlord of its Campbell, California office and escalations that are being recognized over the life of the lease, as amended, as a component of rent expense. Deferred rent benefit relates to the unamortized portion of the leasehold improvements for such office (i.e., incentives) that are being recognized on the straight-line basis as a reduction to rent expense. Deferred rent at December 31, 2013 will be recognized as a reduction of rent expense over the term of the lease, as amended, for the new office space with the same landlord. (See Note 12).

8. Liability Attributable to Warrants

On June 17, 2013, we entered into, and subsequently consummated, an Exercise Agreement (the “Exercise Agreement”) with five of the largest investors in our September 1, 2011 private placement of common stock and warrants (the “2011 Private Placement” or “2011 Transaction”), providing for the exercise for cash by such investors of warrants to purchase an aggregate of 9 million shares of our common stock, out of the approximately 17 million shares of common stock subject to warrants issued to the investors in the 2011 Transaction that remained outstanding as of such date. The approximately 5 million shares of common stock subject to warrants issued to the placement agent in the 2011 Transaction that remained outstanding as of such date were not part of the Exercise Agreement. We agreed under the Exercise Agreement to subsequently commence a tender offer (the “Offer to Exercise”) to provide the holders of other warrants that remained outstanding from the 2011 Transaction with the same opportunity to exercise as provided under the Exercise Agreement.

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

Using a binomial pricing model, we calculated the fair value of the New Warrants issued at the time of the Exercise Agreement to be $514,800. We used the following assumptions in the binomial pricing model: estimated volatility 185%; annualized forfeiture rate 0%; expected term 5 years; estimated exercise factor 1.5, risk free interest rate 1.07%; and dividends 0. The New Warrants were accounted for as a cost of the exercise of the warrants issued pursuant to the Exercise Agreement; as a result a $514,800 reduction of APIC was also recorded. Accordingly, there was no net effect on equity because of the issuance of the new warrants.

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

The warrants issued to the placement agent as part of the 2011 Transaction, and those issued to an intellectual property consulting firm (ipCapital Group, Inc.), which was not part of the 2011 Transaction, were not included in the Exercise Agreement or affected by the amendment described above. The exercise price of such warrants could, in certain circumstances, be reset to below-market value. Accordingly, unlike the amended investor warrants, we have concluded that the warrants issued to the placement agent and ipCapital Group, Inc. are not indexed to our common stock; therefore, the fair value of these warrants were, and continue to be, recorded as a liability.

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

Changes in fair value of the warrants liability are recognized in other (income), except for changes in the fair value of the warrants issued to ipCapital which are recognized as a component of general and administrative expense in the consolidated statement of operations.

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants. The exercise price for warrants issued in conjunction with the 2011 Transaction, including those issued to the placement agent, was either $0.20 or $0.26 per share, and was $0.26 per share for the warrants issued to ipCapital. The fair market value of our common stock was $0.37 and $0.54 per share as of December 31, 2013 and 2012, respectively.

We used a binomial pricing model to determine the fair value of our warrants liability as of December 31, 2013 and 2012, the balance sheet dates, respectively, using the following assumptions:

For the Year Ended December 31, 2013
Warrants	Estimated Volatility			Annualized Forfeiture Rate	Expected Option Term (Years)			Estimated Exercise Factor	Risk-Free Interest Rate			Dividends
2011 Private Placement	102%	-	145%	—	2.67	–	3.42	10	0.45%	-	0.51%	—
ipCapital	108%	-	147%	—	2.80	–	3.54	10	0.47%	-	0.77%	—

For the Year Ended December 31, 2012
Warrants	Estimated Volatility			Annualized Forfeiture Rate	Expected Option Term (Years)			Estimated Exercise Factor	Risk-Free Interest Rate			Dividends
2011 Private Placement	159%	-	202%	—	3.67	–	4.42	10	0.47%	-	1.04%	—
ipCapital	163%	-	201%	—	3.80	–	4.54	10	0.47%	-	1.04%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2013:

Warrants liability – December 31, 2012 fair value	$7,390,100
Change in fair value of warrant liability recorded in other income	(1,406,000)
Change in fair value of warrant liability recorded in general and administrative expense	(10,800)
Reclassification of warrants liability to equity from exercise of warrants (1)	(602,500)
Reclassification of warrants liability to equity from amendment to warrants (1)	(4,391,000)
Warrants liability – December 31, 2013 fair value	$979,800

(1)

During the year ended December 31, 2013, our warrants liability was reduced as a result of the warrants amendment, as discussed above. Additionally, our warrants liability was further reduced by $602,500 as a result of the exercise of 1,717,500 warrants during such period, whose terms were not affected by the changes made under the warrants amendment. The aggregate reduction in the liability, combining the warrant amendment and these exercises, was $4,993,500. See Note 14.

The following tables reconcile the number of warrants outstanding for the periods indicated:

For the Year Ended December 31, 2013
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	23,075,000	—	11,772,500	11,302,500
Exercise Agreement	—	4,500,000	—	4,500,000
ipCapital	400,000	—	—	400,000
Consulting Warrant (1)	—	312,500	—	312,500
Offer to Exercise	—	152,500	—	152,500
Total	23,475,000	4,965,000	11,772,500	16,667,500

For the Year Ended December 31, 2012
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	23,075,000	—	—	23,075,000
ipCapital	400,000	—	—	400,000
Total	23,475,000	—	—	23,475,000

(1) Effective September 18, 2013, we entered into a consulting agreement with Genesis Select to provide us with a variety of investor relations services. As part of their compensation, we issued to them a warrant to purchase 312,500 shares of our common stock at an exercise price of $0.50 per share. The warrant will vest, monthly, over the initial twelve-month service period of the contract, assuming that the agreement remains in-force, with the first vesting having occurred on October 18, 2013. The warrant is substantially similar in nature to those issued in the warrant amendment, discussed above, thus; the warrant is accounted in equity and is not included as a component of our warrants liability as of December 31, 2013. We used the following assumptions in a binomial pricing model to calculate the fair value of the warrant issued to Genesis: estimated volatility 181%; expected term 4.96 years; estimated exercise factor 4, risk free interest rate 1.41%; and dividends 0. Expense associated with this warrant is recognized as a component of general and administrative expense over the one-year vesting term of the warrant.

9. Stockholders' Equity

Common Stock. During 2013, the Company awarded 1,745,000 shares of restricted common stock to employees, and 122,500 to consultants. Restricted shares vest ratably over a 33-month period commencing in the fourth month after the grant date. Upon a grantee’s termination of service to us prior to full vesting any unvested shares will be cancelled. The fair market value of the awards made to employees ranged from $0.30 to $0.59 per share, and the fair market value of the awards made to consultants ranged from $0.34 to $0.56 per share.

During 2013, the Company granted 700,000 options to purchase common stock to one of its directors at an exercise price of $0.37 per share, and 23,000 to an employee at an exercise price of $0.45 per share. Also, the Company issued 2,464,332 shares of common stock as a result of the exercise of employee stock options, at an average exercise price of $0.18 per share, which resulted in $433,800 of proceeds to the Company.

During 2013, the Company issued 11,772,500 shares of common stock as a result of the exercise of warrants, at an average exercise price of $0.25, which resulted in $2,970,600 of proceeds to the Company.

During 2012, the Company awarded 3,764,500 shares of restricted common stock to its officers and 393,000 shares of restricted common stock to employees. The fair market value of the shares of restricted common stock awarded to the officers was $0.18 per share, and ranged from $0.22 to $0.26 for the shares of restricted common stock awarded to the employees.

During 2012, the Company granted 4,522,500 options to purchase common stock to its officers and directors at exercise prices ranging from $0.15 to $0.37 per share, and 790,000 to various employees at exercise prices ranging from $0.14 to $0.22 per share. Also, the Company issued 615,447 shares of common stock as a result of the exercise of employee stock options, at an average exercise price of approximately $0.08 per share that resulted in $49,800 of proceeds to the Company.

Stock Repurchase Program

During the years ended December 31, 2013 and 2012, the Company did not repurchase any of its common stock under the terms of its Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of December 31, 2013, approximately $782,600 remained available for future purchases under this program. The Company is not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at the Company’s discretion.

Stock-Based Compensation Plans

Active Plans

2012 Equity Incentive Plan. In November 2012, the Company’s 2012 Equity Incentive Plan (the “12 Plan”) was approved by the stockholders. Pursuant to the terms of the 12 Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (sometimes referred to individually or collectively as “awards”) may be granted to officers and other employees, non-employee directors and independent consultants and advisors who render services to the Company. The Company is authorized to issue options to purchase up to 9,656,958 shares of common stock, stock appreciation rights, or restricted stock in accordance with the terms of the 12 Plan.

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

During the year ended December 31, 2013, options to purchase 723,000 shares of common stock, with a weighted average grant date fair value of $0.31, were granted under the 12 Plan, 1,747,500 shares of restricted common stock, with a weighted average grant date fair value of $0.43 were granted, no options had been exercised and 2,644,115 shares of common stock remained available for issuance under the 12 Plan.

No options previously issued under the 12 Plan were exercised during the year ended December 31, 2012.

Grant to Consultant. In March 2013, the Company made a grant to a consultant of 120,000 shares of restricted common stock, with a grant date fair value of $0.56 per share. The terms of the grant were substantially similar to those that would apply to grants made from the 12 Plan.

Inactive Plans

The following table summarizes options outstanding as of December 31, 2013 and 2012 that were granted from stock based compensation plans that are inactive. As of December 31, 2013 such plans can no longer grant options.

		Options Outstanding
	Year	Beginning of Year	Granted	Exercised	Cancelled	End of Year
2008 Stock Option Plan	2013	11,884,000	—	(1,851,832)	(413,340)	9,618,828
2005 Equity Incentive Plan	2013	1,447,500	—	(475,000)	—	972,500
1998 Stock Option/Stock Issuance Plan	2013	137,500	—	(137,500)	—	—
Supplemental Stock Option Agreement	2013	5,000	—	—	—	5,000
		13,474,000	—	(2,464,332)	(413,340)	10,596,328

2008 Stock Option Plan	2012	9,469,194	4,262,500	(390,447)	(1,457,247)	11,884,000
2005 Equity Incentive Plan	2012	1,705,000	350,000	(25,000)	(582.500)	1,447,500
1998 Stock Option/Stock Issuance Plan	2012	432,500	—	(200,000)	(95,000)	137,500
Supplemental Stock Option Agreement	2012	30,000	—	—	(25,000)	5,000
		11,636,694	4,612,500	(615,447)	(2,159,747)	13,474,000

Summary – All Plans

A summary of the status of all of the options outstanding under all of the Company’s stock option plans, and non-plan grants to consultants, as of December 31, 2013 and 2012, and changes during the years then ended, is presented in the following table:

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning	14,174,000	$0.20	11,636,694	$0.18
Granted	723,000	$0.37	5,312,500	$0.22
Exercised	(2,464,332)	$0.18	(615,447)	$0.08
Forfeited or expired	(413,340)	$0.21	(2,159,747)	$0.20
Ending	12,019,328	$0.21	14,174,000	$0.20
Exercisable at year-end	12,019,328	$0.21	14,174,000	$0.20
Vested or expected to vest at year-end	11,857,821	$0.21	13,901,838	$0.20
Weighted average fair value of options granted during the period		$0.31		$0.22

As of December 31, 2013 and 2012, of the options exercisable, 8,015,960 and 6,803,675 were vested, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2013:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0500	-	$0.1800	3,439,061	6.03	$0.13	3,439,061	$0.13
$0.1801	-	$0.2200	3,271,085	4.83	$0.20	3,271,085	$0.20
$0.2201	-	$0.2300	2,776,182	5.92	$0.23	2,776,182	$0.23
$0.2301	-	$0.4450	2,533,000	8.62	$0.33	2,533,000	$0.33
			12,019,328	6.22	$0.21	12,019,328	$0.21

As of December 31, 2013, there were outstanding options to purchase 12,019,328 shares of common stock with a weighted average exercise price of $0.21 per share, a weighted average remaining contractual term of 6.22 years and an aggregate intrinsic value of $1,879,500. Of the options outstanding as of December 31, 2013, 8,020,808 were vested, 3,841,861 were estimated to vest in future periods and 156,659 were estimated to be forfeited or to expire in future periods.

As of December 31, 2013, there was approximately $356,700 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately ten months.

During 2013, the Company awarded 1,867,500 shares of restricted common stock, which vest ratably, over a 33-month period; however, no shares vest until after three months from the date of the restricted stock award. The Company includes the common stock underlying the restricted stock award in shares outstanding once the common stock underlying the restricted stock award has vested and the restriction has been removed (“releases” or “released”).

A summary of the status of all of the Company’s unreleased restricted stock awards as of December 31, 2013 and 2012 and changes during the years then ended, is summarized in the following table.

	2013		2012

	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning unreleased	4,043,123	$0.18	—	$—
Awarded	1,867,500	$0.44	4,157,500	$0.18
Released	(1,657,040)	$0.22	(114,377)	$0.18
Forfeited	(315,157)	$0.28	—	$—
Ending unreleased	3,938,426	$0.28	4,043,123	$0.18

Of the restricted stock awards unreleased at December 31, 2013, 3,663,652 were estimated to be released in future periods and 274,774 were estimated to be forfeited in future periods. The aggregate fair market value of the unreleased restricted stock awards at December 31, 2013, based on the closing price of our stock as of such date of $0.37 was $1,457,200.

As of December 31, 2013, there was approximately $925,600 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately two years.

10. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2013 and 2012 consisted of the following:

Current	2013	2012
Federal	$—	$—
State	—	—
Foreign	7,800	3,500
	$7,800	$3,500
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$7,800	$3,500

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34% for the years ended December 31, 2013 and 2012:

	2013	2012
Federal income tax (benefit) at statutory rate	$(1,271,000)	$(2,617,300)
Federal income tax (benefit) at statutory rate on discontinued operations	—	(159,300)
Foreign taxes	4,100	3,500
Compensation from exercise of non-qualified stock options and restricted stock awards	12,900	(215,500)
Change in valuation allowance	1,042,400	1,546,700
Warrant liability	(478,000)	1,441,000
Meals and entertainment (50%)	8,100	9,400
Tax rate changes	710,800	—
Other items	(21,500)	(5,000)
Provision (benefit) for income tax	$7,800	$3,500

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2013 and 2012:

	2013	2012
Net operating loss carryforwards	$18,385,000	$17,052,000
Tax credit carryforwards	1,047,000	1,047,000
Depreciation and amortization	62,000	39,000
Compensation expense – non-qualified stock options	651,000	583,000
Deferred revenue and maintenance service contracts	1,110,000	1,391,000
Warrant liability	29,000	7,000
Deferred compensation	—	105,000
Reserves and other	190,000	111,000
Total deferred tax assets	21,474,000	20,335,000
Deferred tax liability – capitalized software	(185,000)	(89,000)
Net deferred tax asset	21,289,000	20,246,000
Valuation allowance	(21,289,000)	(20,246,000)
Net deferred tax asset	$—	$—

For financial reporting purposes, with the exception of the year ended December 31, 2007, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2012. The net change in the valuation allowance was $(1,042,400) and ($1,546,700) for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013, the Company had approximately $52.7 million of federal net operating loss carryforwards and approximately $8.7 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carry forward will begin to expire in 2018 and the California state loss carry forward will begin to expire in 2014. During the years ended December 31, 2013 and 2012, the Company did not utilize any of its federal or California net operating losses. Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period.

At December 31, 2013, the Company had approximately $1 million of federal research and development tax credits that will begin to expire in 2018.

11. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2013, the Company had approximately $2,206,100 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2012, the Company had approximately $3,511,300 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2013 and December 31, 2012, the Company considered the following to be its most significant customers

	2013		2012
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
GAD eG	5.1%	0.0%	8.3%	0.0%
Ericsson	6.2%	3.4%	8.2%	19.0%
GE	7.6%	14.2%	8.2%	13.6%
KitASP	2.6%	0.0%	7.8%	0.0%
IDS LLC	5.9%	5.2%	4.5%	1.6%
Alcatel	8.5%	19.9%	5.8%	15.6%
Elosoft	6.7%	13.3%	5.6%	8.6%
Total	42.6%	56.0%	48.4%	58.4%

The Company performs credit evaluations of customers' financial condition whenever necessary, and does not require cash collateral or other security to support customer receivables.

12. Commitments and Contingencies

Settlement of Intellectual Property Litigation. During September 2012, the Company reached settlement and licensing agreements that effectively ended all of its then on-going intellectual property litigation. Having been approached by the respective counter-parties to each of these lawsuits, and in consultation with the board of directors, the Company determined that it was in its best long-term strategic interests to settle each lawsuit in order to move forward and shift focus to its software products, including our new product initiatives. As a result of such determination, the Company paid $311,000 in aggregate settlement fees during the three-month period ended September 30, 2012. The Company does not intend to pursue intellectual property litigation as an integral part of its strategy to fund future operations.

Operating Leases. On October 7, 2013, we amended our office lease for our corporate headquarters with our landlord. Under the terms of the amendment, we will move from our current location to another building within the same office complex and increase the space we lease from 4,413 square feet to 10,659 square feet. We completed the move on February 1, 2014.

The amended lease became effective on November 1, 2013 and will expire on October 31, 2018. The amended lease contains rent escalation clauses and four months of free rent. Rental of these premises will average approximately $35,700 per month over the remaining term of the lease. Additionally, we paid $18,000 to the landlord as a prepayment of the first month’s rent on the new space; such prepayment is reported as a component of prepaid expenses and other current assets as of December 31, 2013. Also, we accelerated the amortization of the leasehold improvements on our corporate headquarters such that they became fully amortized as of February 1, 2014, and deferred rent associated with our current corporate headquarters are being amortized “as is” until the February 1, 2014 move-in date, at which time the remaining unamortized balance will be added to the deferred rent associated with the amended lease.

The Company currently occupies approximately 2,527 square feet of office space in Concord, New Hampshire, under a lease that will expired in August 2016. The Company will pay rent of $4,000 per month for the life of the lease.

The Company believes that its current facilities will be adequate to accommodate its needs for the foreseeable future.

Future minimum lease payments, which consist entirely of leases for office space, are set forth below. The table assumes that the Company will occupy all currently leased facilities for the full term of each respective lease:

Year Ending December 31,
2014	$405,700
2015	497,500
2016	495,000
2017	476,900
2018	407,300
$2,282,400

Rent expense aggregated approximately $288,000 and $260,700 for the years ended December 31, 2013 and 2012, respectively.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2013.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2013.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will operate substantially as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties and has no liabilities recorded for these agreements as of December 31, 2013.

Employment Agreement – Eldad Eilam

On August 21, 2013, our Board of Directors and Compensation Committee approved a new employment agreement for Eldad Eilam, our President and Chief Executive Officer. Under the employment agreement, Mr. Eilam will receive an annual base salary of $275,000 and will be eligible for a performance-based bonus in the discretion of our Compensation Committee. For 2013, Mr. Eilam is eligible for a bonus of up to $75,000. The employment agreement modified the vesting provisions of restricted shares and stock options that had previously been awarded to Mr. Eilam. Under such modified vesting provisions, which previously only accelerated in connection with a termination without cause and only in certain specified change of control situations, if Mr. Eilam’s employment is terminated as a result of death or disability, by the Company without cause, or by Mr. Eilam for good reason, or following a change in control, then all of Mr. Eilam’s unvested restricted shares and stock options shall immediately vest.

Mr. Eilam is an at-will employee, however, in the event that Mr. Eilam’s employment is terminated by the Company without cause, or Mr. Eilam terminates his employment for good reason or following a change in control, then, in addition to the vesting of Mr. Eilam’s unrestricted shares and stock options as noted above, Mr. Eilam shall receive his base salary for a period of 12 months and shall also receive payment or reimbursement for a period of 12 months of the full cost to Mr. Eilam of any Company provided health insurance that Mr. Eilam elects to obtain for Mr. Eilam and any of his eligible dependents. As a condition to Mr. Eilam receiving such payments, Mr. Eilam will have to execute and deliver to the Company a general release.

At all times that Mr. Eilam is an employee of the Company, the Company, at its own expense, shall provide life insurance on Mr. Eilam’s life with a death benefit in an amount not less than $1,000,000 and shall also maintain long-term disability insurance on Mr. Eilam.

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

Key Employee Severance Plan:

This plan provides for payment of certain benefits upon termination of the key employee’s employment under certain circumstances. The benefits consist of accelerated vesting of stock options, continuation of salary for 12 months after termination (24 months for certain members of senior management who are so notified in writing), bonus payments that would have been payable but for termination of employment, and payment of certain health and other insurance benefits on behalf of the employee. The circumstances in which these benefits are payable include that the termination of employment must take place after the occurrence of a Designated Event and that certain other terms and conditions set forth in the plan must have been met.

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

13. Employee 401(k) Plan

In December 1998, the Company adopted a 401(k) Plan (the “Plan”), to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2013 and 2012, the Company contributed a total of approximately $66,700 and $51,400, to the Plan, respectively.

14. Supplemental Disclosure of Cash Flow Information

The following table presents supplemental disclosure information for the statements of cash flows for the years ended December 31, 2013 and 2012

Cash Paid:	2013	2012
Income Taxes (1)	$3,900	$4,100
Interest	—	—

(1) All such disbursements were for the payment of foreign income taxes.

During the years ended December 31, 2013 and 2012, the Company capitalized $36,700 and $4,700, respectively, of stock-based compensation expense, for which no cash was disbursed, as a component of capitalized software costs.

During 2013, the Company capitalized $16,400 of property and equipment for which no cash was disbursed. The Company reported this amount as a component of accounts payable.

During 2013, the Company reduced its warrants liability by $6,410,300, of which $1,416,800 was recorded in the Consolidated Statement of Operations. The amendment to the warrants resulted in $4,391,000 being reclassified to equity. The remaining reduction amount was the result of the exercise of 1,717,500 warrants that were not part of the amendment. No cash was disbursed in conjunction with these items. (See Note 8)

During 2012, the Company capitalized $128,100 of property and equipment for which no cash was disbursed. The Company recorded $104,100 of such amount to long term liabilities – deferred rent and $24,000 of such amount to current liabilities – deferred rent.

As of December 31, 2012, the Company reported $65,400 as prepaid expense and other current assets for which no cash was disbursed. The Company reported this amount as a component of accounts payable.

15. Related Party Transactions

ipCapital Group, Inc.

On October 11, 2011, we engaged ipCapital Group, Inc.(“ipCapital”), an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets. Our engagement agreement with ipCapital, which has been amended three times, affords us the right to request ipCapital to perform a number of diverse services, employing its proprietary processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities.

For the years ended December 31, 2013 and 2012, we paid ipCapital an aggregate $15,000 and $179,300, respectively, for services performed under the engagement agreement, as amended. All amounts paid to ipCapital in 2013 and 2012 have been reported within general and administrative expense. As of December 31, 2013 and 2012, we owed $0 and $5,000 to ipCapital under the terms of this agreement.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. Half of the warrant (200,000 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The first and second vesting installments occurred on October 11, 2012 and 2013, respectively, with the remaining installment to expected to vest on October 11, 2014. The remaining 200,000 shares became fully vested upon the completion to our satisfaction of all services that we requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services.

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock; thus, we will accrete the fair value of the warrant as a liability over the anticipated service period. Additionally, in accordance with the liability method of accounting, we will re-measure the fair value of the then-outstanding warrant at each future balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 8) We recognized ($10,800) and $76,900 as a component of general and administrative expense during the years ended December 31, 2013 and 2012, respectively, related to such warrant.

During 2013, we engaged ipCapital under a separate agreement to assist us in developing an intellectual property story presentation that articulated for shareholders and potential investors the power of our innovations and foundational intellectual property portfolio in remote access and cloud computing. We paid ipCapital a total of $10,000 for its services under this agreement. No amounts were due ipCapital under this agreement as of December 31, 2013.

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”)(the “IP Brokerage Agreement”). John Cronin is a partner at ipCLC. Pursuant to the IP Brokerage Agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement.

The IP Brokerage Agreement is effective as of February 4, 2013, and will end 18 months after we or ipCLC serve 60 days written notice of termination to the other party (with earlier termination possible in the event of a material breach). The IP Brokerage Agreement provides for customary confidentiality undertakings, limitations on ipCLC’s total liability and mutual indemnification provisions.

We believe the terms of the IP Brokerage Agreement are fair and reasonable to us and are at least as favorable as those that we could be obtained on an arms’ length basis.

We paid no compensation to ipCapital under the terms of the IP Brokerage Agreement during 2013 and no amounts were due ipCapital under its terms as of December 31, 2013.

ipCreate, Inc.

In 2013, we entered into an Engagement Letter (the “Agreement”), with ipCreate, Inc. (“ipCreate”). John Cronin is Chairman and CEO of ipCreate; Michael Brochu, who also serves on our Board of Directors, provides consulting services to ipCreate for compensation. Pursuant to the Agreement, we engaged ipCreate to assist us in the definition and execution of our intellectual property strategy. Pursuant to the Agreement, and upon completion of certain tasks we requested ipCreate to perform, we paid ipCreate $100,000 during 2013, the full amount of compensation due them under the Agreement for the services performed.

We believe the terms of the Agreement were fair and reasonable to us and were at least as favorable to us as those that could have been obtained on an arm’s length basis.

Tamalpais Partners LLC

Steven Ledger, the Chairman of the Company’s Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, a business consulting firm. On February 1, 2012, the Company entered into a one year consulting agreement with Tamalpais under which Tamalpais will provide it with advisory services focused on capital and business issues, including assistance on raising capital, mergers, acquisitions, business development and investor relations/positioning. The Company renewed the consulting agreement for an additional year upon its expiration. During 2013 and 2012, we paid Tamalpais $110,000 and $66,000, respectively, for services rendered to us under the terms of this consulting agreement. No amounts were owed to Tamalpais as of December 31, 2013 or 2012, respectively.

16. Segment Information

FASB has established guidance for reporting information about operating segments that require segmentation based on the Company’s internal organization and reporting of revenue and operating income, based on internal accounting methods. The Company’s financial reporting systems present various data for management to operate the business prepared in methods consistent with such guidance.

During 2012, the Company entered into settlement and licensing agreements that effectively ended all of its then ongoing intellectual property litigation activities. As a result of these agreements, the Company will no longer be pursuing patent litigation as an integral funding strategy for its operations (Note 17). Also in 2012, the Company added a new segment, hopTo, and now has two segments (Go-Global and hopTo) with Go-Global currently being the only source of revenue.

The Company will continue to pursue the intellectual property initiatives it has have undertaken in conjunction with its relationship with ipCapital, however the Company believes that these initiatives do not comprise a reporting segment as the intent of these initiatives is to support and leverage its current software products and those in development. Segment revenue for the years ended December 31, 2013 and 2012 was as follows:

			Increase (Decrease)
	2013	2012	Dollars	Percentage
GO-Global	$5,889,000	$6,541,300	$(652,300)	-10.0%
hopTo	—	—	—	n/a
Consolidated Total	$5,889,000	$6,541,300	$(652,300)	-10.0%

Segment net income (loss) for the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
GO-Global	$(585,100)	$294,200
hopTo	(3,160,900)	(8,002,500)
Net loss from continuing operations	(3,746,000)	(7,708,300)
Net loss from discontinued operations	—	(468,400)
Consolidated net loss	$(3,746,000)	$(8,176,700)

As of December 31, 2013 segment fixed assets (long-lived assets) were as follows:

	Cost Basis	Accumulated Depreciation /Amortization	Net
GO-Global	$1,895,600	$(1,803,200)	$92,400
hopTo	3,886,300	(3,057,200)	829,100
Unallocated	139,900	—	139,900
Total	$5,921,800	$(4,860,400)	1,061,400

The Company does not maintain any significant long-lived assets outside of the United States.

Products and services provided by the GO-Global segment include all currently available versions of the GO-Global family of products, OEM private labeling kits, software developer’s kits, maintenance contracts, and product training and support. The hopTo segment currently provide a free product, via the Apple App Store, to mobile end-users with a productivity workspace for their mobile devices that allows users to manage, share, view, and edit their documents, regardless of where they are stored. The Company’s two segments do not engage in cross-segment transactions.

Amounts pertaining to the Company’s ipCapital initiatives, which have been previously reported in its former intellectual property segment, have been reclassified to our hopTo segment for all periods presented.

Revenue by country for the years ended December 31, 2013 and 2012 was as follows:

	Years Ended December 31,
Revenue by Country	2013	2012
United States	$2,442,500	$2,499,600
Germany	450,200	731,200
Other Countries	2,996,300	3,310,500
Total	$5,889,000	$6,541,300

17. Discontinued Operations

During the 2012, the Company reached settlement agreements that effectively ended all of its then on-going intellectual property litigation. With the settlement of all of its patent litigation activities the Company ceased actively pursuing intellectual property litigation regarding its NES patents as an integral part of its strategy to fund its operations. During 2012 the Company incurred costs related to intellectual property litigation activities of $468,400, including one-time settlement fees, which aggregated $311,000.

The Company will continue to make significant investments in its intellectual property and believes such investments will be an asset that will leverage its product strategy and protect its long-term growth strategies. The Company does not intend to pursue intellectual property litigation as an integral part of its strategy to fund its future operations.

As of December 31, 2013 and 2012, all of the Company’s patents were fully amortized. Additionally, the Company has characterized the NES patents as “held for sale” and will be pursuing reasonable sales opportunities for such patents as they become known to us.

18. Subsequent Event

Private Placement

On January 7, 2014, we entered into a securities purchase agreement (the “Agreement”), pursuant to which we issued and sold for cash an aggregate of 11,299,999 shares of our common stock at a purchase price of $0.30 per share. We also issued warrants for no additional consideration to purchase an aggregate of 5,650,001 shares of common stock at an exercise price of $0.40 per share from January 7, 2014 through January 7, 2019. We derived gross proceeds of $3,390,000 from this placement.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Vice President of Finance (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Vice President of Finance concluded that our disclosure controls and procedures were effective as of December 31, 2013.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Vice President of Finance and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; and
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material impact on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our evaluation of internal control over financial reporting includes using the criteria in Internal Control-Intergrated Framework (1992), an integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, for the evaluation of internal control to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2013.

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of GraphOn Corporation (19)
3.3	Second Amended and Restated Bylaws of Registrant (2)
4.1	Form of certificate evidencing shares of common stock of Registrant (3)
4.2	Form of Warrant issued on September 1, 2011 (4)
4.3	Warrant to Purchase Common Stock, dated October 11, 2011 (5)
4.4	Exercise Agreement, dated June 17, 2013 (including Allonge to 2011 warrants) (20)
4.5	Form of New Warrant issued on June17, 2013 (20)
4.6	Registration Rights Agreement, dated June 17, 2013 (20)
4.7	Form of Warrant issued on January 7, 2014 (21)
4.8	Registration Rights Agreement, dated January 7, 2014 (21)
10.1*	Restricted Stock Agreement (1 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.2*	Restricted Stock Agreement (2 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.3*	Restricted Stock Agreement with Christoph Berlin dated August 15, 2012 (15)
10.4*	Restricted Stock Agreement with Robert Dixon dated August 15, 2012 (15)
10.5	Separation Agreement, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.6	Release, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.7	1998 Stock Option/Stock Issuance Plan of Registrant (7)
10.8	Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)
10.9	2005 Equity Incentive Plan (8)
10.10	2008 Equity Incentive Plan, as Amended (9)
10.11*	Employment Agreement, dated August 21, 2013, by and between Registrant and Eldad Eilam (16)
10.12*	Director Severance Plan (11)
10.13*	Key Employee Severance Plan (11)
10.14	Securities Purchase Agreement, dated September 1, 2011 (4)
10.15	Form of Registration Rights Agreement, dated September 1, 2011 (4)
10.16(a)*	Engagement Agreement, dated October 11, 2011, by and between Registrant and ipCapital Group, Inc. (5)
10.16(b)*	First Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 7, 2011 (12)
10.16(c)*	Second Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 14, 2011 (12)
10.16(d)*	Third Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of January 20, 2012 (13)
10.17	First Amendment to Office Lease between Registrant and CA-Pruneyard Limited Partnership, dated as of October 7, 2013
10.18	Consulting Agreement, dated February 1, 2012, by and between Registrant and Steven Ledger/Tamalpais Partners LLC (22)
10.19	Amendment to Consulting Agreement, by and between Registrant and Steven Ledger/Tamalpais Partners, LLC, dated August 1, 2013 (16)
10.20	Intellectual Property Brokerage Agreement by and between Registrant and ipCapital Licensing Company I, LLC, dated as of February 4, 2013 (17)
10.21*	Consulting Agreement, dated March 29, 2013, by and between Registrant and Gordon Watson (23)

10.22*	Consulting Agreement, dated November 18, 2013, by and between Registrant and ipCreate, Inc. (24)
10.23	Securities Purchase Agreement, dated January 7, 2014 (21)
10.24*	Consulting Agreement, dated March 17, 2014, by and between Registrant and Steven Ledger (25)
10.25	Separation Agreement, dated March 12, 2014, by and between Registrant and Christoph Berlin (25)
14.1	Code of Ethics (6)
21.1	Subsidiaries of Registrant
23.1	Consent of Macias Gini & O’Connell LLP
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
101

The following financial information from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, (v) Notes to Consolidated Financial Statements (18)

*Management or compensatory plan or arrangement

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
(10)	Reserved
(11)	Filed on November 14, 2011 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference.
(12)	Filed on November 23, 2011 as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, and incorporated herein by reference
(13)	Filed on February 14, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference
(14)	Filed on May 21, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and incorporated herein by reference.
(15)	Filed on November 14, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly reporting period ended September 30, 2012, and incorporated herein by reference.
(16)	Filed on August 27, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated August 21, 2013, and incorporated herein by reference.
(17)	Filed on February 19, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.
(18)	Submitted electronically with the original Form 10-K.
(19)	Filed on September 10, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated September 9, 2013, and incorporated herein by reference.
(20)	Filed on June 24, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 17, 2013, and incorporated herein by reference.
(21)	Filed on January 13, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 7, 2014, and incorporated herein by reference.
(22)	Filed on April 16, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.
(23)	Filed on April 3, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 29, 2013, and incorporated herein by reference.
(24)	Filed on December 12, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated December 11, 2013, and incorporated herein by reference.
(25)	Filed on March 18, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 12, 2014, and incorporated herein by reference.

(c) Financial Statement Schedule

Not applicable for smaller reporting companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

March 31, 2014	By:	/s/ Eldad Eilam
Eldad Eilam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eldad Eilam	Chief Executive Officer, President and Director	March 31, 2014
Eldad Eilam	(Principal Executive Officer)

Vice President of Finance and Secretary
/s/ Robert L. Dixon	(Principal Financial Officer and	March 31, 2014
Robert L. Dixon	Principal Accounting Officer)

/s/ Sam M. Auriemma	Director	March 31, 2014
Sam M. Auriemma

/s/ Michael A. Brochu	Director	March 31, 2014
Michael A. Brochu

/s/ John Cronin	Director	March 31, 2014
John Cronin

/s/ Jeremy Verba	Director	March 31, 2014
Jeremy Verba