Form 10-K/A
period 2013-12-31
hopTo Inc.
filed 2014-04-30
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K/A

(Amendment No. 1)

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

As of April 24, 2014, there were outstanding 114,013,742 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "Original Filing"), originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2013, of hopTo Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2013, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC's Form 10-K and not included in the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits with this Amendment. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

No attempt has been made with this Amendment to modify or update the other disclosures presented in the Original Filing, including the exhibits thereto, except that we have updated the number of outstanding shares of our common stock on the cover page of this Amendment. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Unless otherwise noted or as the context otherwise requires, the term "the Company," "we," "us," or "our" refers to hopTo Inc. and its subsidiaries.

HOPTO INC.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Information

This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Risk Factors," included in the Original Filing. Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board currently consists of five directors divided into three classes – Class I (Mr. Cronin), Class II (Mr. Brochu and Mr. Auriemma), and Class III (Mr. Eilam and Mr. Verba) – with the directors in each class holding office for staggered terms of three years each and until their successors have been duly elected and qualified. Steven Ledger who served as a Class 1 director from August 2011, and was chairman of our Board since January 2012, resigned effective March 17, 2014. Our Board has not nominated or appointed any successor to Mr. Ledger at this time.

Class I Directors:	John Cronin	Term expires as of our 2015 annual meeting of stockholders
Class II Directors:	Michael A. Brochu and Sam M. Auriemma	Terms expire as of our 2016 annual meeting of stockholders
Class III Directors:	Eldad Eilam and Jeremy E. Verba	Terms expire as of our 2014 annual meeting of stockholders, and if reelected at the 2014 annual meeting of stockholders, terms expire as of our 2017 annual meeting of stockholders

The following table sets forth certain information regarding those individuals currently serving as our directors and executive officers as of April 30, 2014:

Name	Age	Position
Eldad Eilam	36	Chief Executive Officer, President and Director
Sam M. Auriemma (1)	61	Director
Michael A. Brochu (2)	60	Director
John Cronin (2)	59	Director
Jeremy E. Verba	51	Director
Robert L. Dixon	54	Vice President of Finance, Secretary

(1) Chairman of our Audit Committee

(2) Member of our Compensation Committee

Directors

Sam M. Auriemma has served as a director since July 2012. From April 2007 until its acquisition in October 2009 by Symphony Technology Group, a private-equity fund, Mr. Auriemma served as executive vice president and chief financial officer of MCS Software. Since the sale of MCS Software, Mr. Auriemma has served part-time as a member of the board of several not for profit and for profit organizations. Mr. Auriemma has also held executive positions at IBM/FileNet Corporation, Wonderware Corporation, Platinum Technology/Locus Computing Corporation, Distributed Logic Corporation, and Applied Circuit Technology. Our Board has determined that Mr. Auriemma is qualified to serve on our Board because of his more than 30 years’ of senior-level experience as a veteran financial executive at a variety of technology companies.  Mr. Auriemma is a Certified Public Accountant and holds a BS degree from the University of Southern California.

Michael A. Brochu has served as a director since April 2012. From November 1997 until its acquisition in November 2004 by Art Technology Group, Inc., Mr. Brochu served as president, chief executive officer and chairman of the board of directors of Primus Knowledge Solutions, Inc. Mr. Brochu was a member of the board of directors of Art Technology Group from November 2004 until its acquisition by Oracle Corporation in January 2011. Beginning in December 2003, Mr. Brochu served as a director of Loudeye Corp., and from February 2005 until October 2006, as its president and chief executive officer. In October 2006, Loudeye Corp. was acquired by Nokia Corp. Mr. Brochu left Nokia Corp. in December 2006. From June 2007 until its acquisition in September 2011 by WPP PLC, Mr. Brochu served as president, chief executive officer and a director of Global Market Insite, Inc. Our Board has determined that Mr. Brochu is qualified to serve on our Board because of his more than 20 years’ of senior-level experience as a veteran operational executive supports. Mr. Brochu is currently a member of the board of directors for Centro Digital Media, Vines of Mendoza and Zotec Partners (each privately held). He is also a member of the Operating Committee of BelHealth Investment Partners, a private equity firm specializing in healthcare, and is on the advisory board of Seattle-based venture capital firm Voyager Capital. Mr. Brochu holds a BBA in Finance/Accounting from the University of Texas at El Paso.

John Cronin has served as a director since August 2011. Mr. Cronin is the founder, managing director and chairman of ipCapital Group, Inc., an intellectual property strategy firm, with which we have formed an alliance to deploy a range of strategic invention and intellectual tactics aimed at accelerating the growth and commercialization of our IP portfolio. We also have relationships with certain related parties to ipCapital Group, Inc. and Mr. Cronin as described under Related-Party Transactions. Prior to founding ipCapital in 1998, Mr. Cronin was an inventor at IBM for 17 years where he patented 100 inventions, published over 150 technical papers and received IBM’s “Most Distinguished Inventor Award.” Our Board has determined that Mr. Cronin is qualified to serve on our Board because of his over 30 years’ experience developing and consulting with the development of high-tech intellectual property and his extensive knowledge and understanding of the high-tech industry. Mr. Cronin serves on the board of directors of Document Security Systems and Imageware, each of which is a publicly-held company. Mr. Cronin also serves on the advisory board of Armor Designs, Inc., Primal Inc., Spectrum Bridge, and ParkerVision all of which are privately-held. He holds a BS in Electrical Engineering, an MS in Electrical Engineering and a BA in Psychology from the University of Vermont.

Eldad Eilam has served as our Chief Executive Officer since August 2012 and our President since January 2012, and has been a member of our Board since March 2012. Previously, Mr. Eilam served as our Acting Chief Executive Officer between March 2012 and April 2012, as our Interim Chief Executive Officer between April 2012 and August 2012, as our Chief Operating Officer from January 2012 to August 2012, and as our Chief Technology Officer from July 2011 to January 2012. In 2004, Mr. Eilam founded Elgix, Limited, a consulting firm to the high-tech industry, and served as its initial president until his appointment as our Chief Technology Officer. From July 2006 to March 2009, Mr. Eilam was president of GraphOn Research Labs, Limited, our Israeli subsidiary. From April 2009 to July 2011, in his role as President of Elgix, Limited, Mr. Eilam served as a consultant to the high-tech industry, including as a consultant to us since June 2010. Mr. Eilam is a technology expert in the Windows operating system, mobile user interfaces and advanced software technology development, and is the author of the book Reversing: Secrets of Reverse Engineering. Mr. Eilam was nominated to serve on our Board because of his experience advising high-tech companies at similar stages of development as our Company, and his technological expertise in the Windows operating system and mobile user interfaces.

Jeremy E. Verba was appointed to our Board in December 2013. Mr. Verba has served in senior positions at major internet companies. He is currently an Entrepreneur-in-Residence at Foundation Capital in Menlo Park, CA. From August 2011 to August 2012, he was the chief executive officer of eHarmony, Inc., overseeing the number one compatibility-based relationship site in the world. Prior to eHarmony, Inc. he was the founder and general manager of Treasure Isle at Zynga, Inc. from 2009 to 2011. Mr. Verba's career focus has been on online services, communications, and digital media. Mr. Verba currently is a member of the board of Motista, Inc., a privately held company located in San Mateo, California. Mr. Verba was nominated to serve on our Board because of his experience, skillset and network, which are accretive to that of our current Board. Additionally, Mr. Verba brings years of hands-on experience and innovative ideas in the areas of creation, marketing and monetization of consumer products, to the Board. He received his MBA from Harvard University and a BS from the Massachusetts Institute of Technology.

Executive Officers

Robert Dixon has served as our Vice President of Finance since August 2013 and our Secretary since May 2012. Previously, Mr. Dixon previously served as our Interim Chief Financial Officer from May 2012 to August 2013, and as our Controller between March 2000 and May 2012. Prior to joining our company, from September 1998 to February 2000, Mr. Dixon served as senior internal auditor for Johnson and Johnson, and from April 1996 to September 1998, he served in the consulting division of Moore Stephens, P.C., an international public accounting firm, as supervisor of audit technology. Prior to joining Moore Stephens, Mr. Dixon held various managerial and staff positions with leading companies in the oil and gas and financial services industries, including Hess Corporation and PricewaterhouseCoopers. Between June 2010 and June 2013, Mr. Dixon served as a director and treasurer for Pacific Collegiate School, one of the nation’s top performing public charter high schools. From February 2005 to May 2010, Mr. Dixon served as a trustee and treasurer for Santa Cruz Montessori School, a private elementary school. Mr. Dixon is a graduate of the University of New Haven and is a Certified Public Accountant in the State of New Jersey.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rule to furnish us with copies of all Section 16(a) forms they file.

Except as noted below, based solely on a review of copies of reports filed with the SEC and submitted to us and on written representations by certain of our directors and executive officers, we believe that all of our directors and executive officers complied on a timely basis during the fiscal year ended December 31, 2013 with the reporting requirements of Section 16(a) of the Exchange Act:

(a) John Cronin and Steven Ledger each filed one late Form 4 on January 24, 2013 reporting a transaction on December 20, 2012;

(b) Robert Dixon filed a late Form 4 on (i) March 13, 2013 reporting a transaction on February 27, 2013, (ii) on July 2, 2013 reporting a transaction on June 24, 2013, and (iii) on September 20, 2013 reporting a transaction on September 17, 2014; and

(c) Jeremy E. Verba filed one late Form 3 and one late Form 4 on March 7, 2014 reporting his appointment to our Board and grant of employee stock options, respectively, on December 18, 2013.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our Chief Executive Officer and Vice President of Finance. Our code of ethics is made available at our website at: http://hopto.com/investors/corp-governance.

Stockholder Nominations and Bylaw Procedures

Our bylaws establish procedures pursuant to which a stockholder may nominate a person for election to our Board. Our bylaws are available at our website at: http://hopto.com/investors/corp-governance.

To nominate a person for election to our Board, a stockholder must set forth all information relating to the nominee that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934. Such notice must also contain information specified in the bylaws as to the director nominee, information about the stockholder making the nomination and the beneficial owner, if any, on behalf of whom the nomination is made, including name and address, class and number of shares owned, and representations regarding the intention to make such a nomination and to solicit proxies in support of it. We may require any proposed nominee to furnish information concerning his or her eligibility to serve as an independent director or that could be material to a reasonable stockholder’s understanding of the independence of the nominee.

Audit Committee

The current member of our Audit Committee is Sam Auriemma (Chairman). Steven Ledger served on our Audit Committee until his resignation from our Board effective March 17, 2014. Our Audit Committee held four meetings during 2013. Our Board determined that each of our Audit Committee members is or was, in the case of Mr. Ledger, “independent” for audit committee purposes and that Sam Auriemma meets the SEC definition of an “audit committee financial expert.”

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation we paid to our executive officers for the fiscal years ended December 31, 2013 and 2012:

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $ (1)	Option Awards $	All Other Compensation $	Total $
Eldad Eilam, (2)	2013	275,000	56,250	—	—	2,270 (4)	333,520
CEO, President	2012	250,000	50,000	288,000	181,467(3)	2,270 (4)	771,737
Christoph Berlin **	2013	215,000	45,000	—	—	2,240 (6)	262,240
Former COO	2012	174,750	—	315,000	65,382(5)	2,222(6)	557,354
Robert Dixon, (7)	2013	195,000	—	—	—	1,940 (8)	196,940
Vice President of Finance, Secretary	2012	165,423	—	74,610	—	680 (8)	240,713

**	Mr. Berlin resigned as Chief Operating Officer on March 12, 2014.

(1)

On August 15, 2012, Messrs. Eilam, Berlin and Dixon were awarded 1,600,000, 1,750,000 and 414,500 shares of restricted common stock, respectively, with a fair market value of $0.18 per share. The amounts listed in the Stock Awards column reflect the fair value of the stock awards granted to the named executive officers as of the grant date in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating these amounts are set forth in Note 1 to our consolidated financial statements in our 2012 Form 10-K filed with the Commission on April 1, 2013.

(2)

Mr. Eilam has served as our President since January 2012 and as our Acting Chief Executive Officer between March 2012 and April 2012 when he was appointed Interim Chief Executive Officer. Mr. Eilam became Chief Executive Officer on August 15, 2012. Mr. Eilam served as our Chief Operating Officer from January 2012 to April 2012 and as our Chief Technology Officer from July 2011 to January 2012.

(3)

On February 22, 2012, we granted Mr. Eilam a performance-based stock option to purchase 1,000,000 shares of common stock at an exercise price of $0.23. Assuming all performance criteria are met, the option will vest in three annual installments as of the end of each fiscal year, commencing December 31, 2012. Mr. Eilam met his performance criteria for the fiscal year ended December 31, 2012, which included establishing an operations base for us in the Silicon Valley area, including the recruiting, hiring and retention of software engineering team in a timely manner, and to deliver an alternative product to our existing GO-Global family on time, on specification and within budget. The key performance criteria for the fiscal year ended December 31, 2013, which were met, and for the fiscal year ending December 31, 2014, are based on establishing and executing on business plans approved by our Board. The amount listed in the Option Awards column reflects the fair value of the option award as of the grant date in accordance with FASB ASC Topic 718.The valuation assumptions used in calculating this amount are set forth in Note 1 to our consolidated financial statements in our 2012 Form 10-K filed with the Commission on April 1, 2013.

(4)	Represents group life insurance premiums, $270 in each of 2012 and 2013, and our contribution to the 401(k) plan ($2,000 in each of 2012 and 2013).

(5)

On February 1, 2012, we granted Mr. Berlin an option to purchase 350,000 shares of common stock at an exercise price of $0.21 per share. The amount listed in the Option Awards column reflects the fair value of the option award as of the grant date in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating this amount are set forth in Note 1 to our consolidated financial statements in our 2012 Form 10-K filed with the Commission on April 1, 2013.

(6)	Represents group life insurance premiums ($222 in 2012 and $240 in 2013) and our contribution to the 401(k) Plan ($2,000 in each of 2012 and 2013).

(7)	Mr. Dixon was appointed Vice President of Finance on August 21, 2013. Previously, he had served as Interim Chief Financial Officer since May 14, 2012, and Controller since March 2000.

(8)	Represents group life insurance premiums ($680 in 2012 and $690 in 2013), and our contribution to the 401(k) plan ($1,250 in 2013).

See “—Outstanding Equity Awards at Fiscal Year-End,” for a discussion of the vesting and exercisability terms of options referenced above.

Mr. Berlin was employed in 2013 on an at-will basis.

Mr. Eilam also was employed during 2013 and continues to be employed on an at-will basis pursuant to the employment agreement approved by the Board of Directors and Compensation Committee on August 21, 2013.  Under the employment agreement, Mr. Eilam will receive an annual base salary of $275,000 and will be eligible for an annual performance-based bonus in the discretion of the Company’s Compensation Committee.  For fiscal year 2013, Mr. Eilam was eligible for a bonus of up to $75,000. Mr. Berlin was eligible for a performance-based annual bonus based on a bonus target of 30% of base annual salary. Each of these bonuses was subject to the successful attainment of three milestones, with one-third of the bonus awarded for each milestone achieved. For 2013, the milestones were related to the product releases of our hopTo product, user base size of hopTo and modified EBITDA. At the discretion of our Board and its Compensation Committee, the actual bonus, if any, may be increased or decreased based on over or under achievement of the applicable milestone.

Mr. Eilam had previously been granted 1,600,000 restricted shares of the Company’s common stock and stock options to acquire 2,000,000 shares of the Company’s common stock.  The restricted shares are scheduled to vest over a period of 33 months.  Fifty percent (50%) of the stock options are scheduled to vest over a period of 33 months and the remaining stock options are scheduled to vest and become exercisable upon the satisfaction of specified performance goals over a period of three fiscal years.  The employment agreement modified the vesting provisions of the restricted shares and stock options, which previously accelerated only in connection with a termination without cause and only in certain specified change of control situations.  Pursuant to the employment agreement, if Mr. Eilam’s employment is terminated as a result of death or disability, by the Company without cause, or by Mr. Eilam for good reason, or following a change of control, then all of Mr. Eilam’s unvested restricted shares and stock options shall immediately vest.

Mr. Eilam is an at-will employee, however in the event that Mr. Eilam’s employment is terminated by the Company without cause, or Mr. Eilam terminates his employment for good reason or following a change in control, then, in addition to the vesting of Mr. Eilam’s unvested restricted shares and stock options as noted above, Mr. Eilam shall receive his base salary for a period of 12 months and shall also receive payment or reimbursement for a period of 12 months of the full cost to Mr. Eilam of any Company provided health insurance that Mr. Eilam elects to obtain for Mr. Eilam and any of his eligible dependents.  As a condition to Mr. Eilam receiving such payments, Mr. Eilam will have to execute and deliver to the Company a general release.

At all times that Mr. Eilam is an employee of the Company, the Company, at its own expense, shall provide life insurance on Mr. Eilam’s life with a death benefit in an amount not less than $1,000,000 and shall also maintain long-term disability insurance on Mr. Eilam.

In the event that Mr. Eilam’s employment is terminated by the Company for cause, or by Mr. Eilam without good reason, then Mr. Eilam shall receive only his compensation and benefits earned and paid time off accrued through his termination date.

The new employment agreement supercedes the Company Key Employee Severance Plan unless Mr. Eilam’s employment is terminated under circumstances that would entitle him to receive salary continuation and Company subsidized health care for a period of twelve months or more following termination under the Company Key Employee Severance Plan.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at December 31, 2013
	Option Awards
Name	Number of Underlying Securities (1)	Number of Underlying Securities unvested		Number of Underlying Securities unearned		Option Exercise Price $	Option Expiration Date
Eldad Eilam	1,000,000	272,728	(2)	—		0.280	09/08/21
Chief Executive Officer, President	1,000,000	—		333,333	(3)	0.230	02/22/22
Christoph Berlin	350,000	148,485	(4)	—		0.210	02/01/22
Former Chief Operating Officer
Robert Dixon	25,000	—		—		0.210	01/26/16
Vice President of Finance, Secretary	25,000	—		—		0.165	01/15/17
	25,000	—		—		0.050	01/02/19
	25,000	—		—		0.060	01/11/20
	40,000	1,213	(5)	—		0.050	01/11/21
	300,000	90,910	(6)	—		0.230	10/05/21
	145,000	—		—		0.202	10/12/21

(1) All options are immediately exercisable upon grant and vest in 33 equal monthly installments beginning in the fourth month after their respective date of grant. We have the right to repurchase exercised unvested options at the exercise price of the respective option upon the optionee's cessation of service to our Company.

(2) Mr. Eilam's options will be fully vested on September 8, 2014.

(3) On February 22, 2012, Mr. Eilam was granted a performance-based incentive option, which vests in three equal increments at the end of each fiscal year subsequent to its grant date, assuming that the performance-based goals have been met. As of December 31, 2012 and December 31, 2013, such goals for 2012 and 2013, respectively, which included establishing an operational base in the Silicon Valley area and delivering an alternative product to our existing GO-Global product family, were met. Thus, two-thirds of the award was vested and earned.

(4) Mr. Berlin resigned on March 12, 2014, and in accordance with the provisions of our 2008 Equity Incentive Plan, forfeited 116,667 unvested options.

(5) Mr. Dixon’s options became fully vested on January 11, 2014.

(6) Mr. Dixon's options will be fully vested on October 5, 2014.

Outstanding Equity Awards at December 31, 2013(1)
	Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested (2)
Eldad Eilam (3)	969,708	$358,792
Chief Executive Officer and President
Christoph Berlin (4)	1,060,215	$392,280
Former Chief Operating Officer
Robert Dixon (5)	251,220	$92,951
Vice President of Finance, Secretary

(1) All awards identified in this table were granted on August 15, 2012 and vest in thirty-three equal monthly installments, beginning on December 15, 2012.

(2) The fair market value of our stock on December 31, 2013 was $0.37 per share.

(3) Mr. Eilam was appointed President in January 2012 and Chief Executive Officer on August 15, 2012.

(4) Mr. Berlin resigned on March 12, 2014 and, in accordance with the provisions of the 2012 Equity Incentive Plan, forfeited 954,194 unvested shares of common stock.

(5) Mr. Dixon was appointed Vice President of Finance on August 21, 2013. Previously, he had served as Interim Chief Financial Officer since May 14, 2012, and our Controller since March 2000.

Compensation of Directors

During the fiscal years ended December 31, 2013 and 2012, our non-employee directors were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our Board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a Board committee, and a $1,500 quarterly retainer.

Name	Year	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Steven Ledger (2)	2013	$500	$—	$—	$500
Sam Auriemma	2013	$14,500	$—	$—	$14,500
Michael A. Brochu	2013	$13,000	$—	$—	$13,000
John Cronin	2013	$11,500	$—	$—	$11,500
August Klein (2)	2013	$6,500	$—	$—	$6,500
Gordon Watson (2)	2013	$5,500	$—	$—	$5,500
Jeremy E. Verba (3)	2013	$500	$217,490	$—	$217,990

(1)

The amounts listed in the Option Awards column reflect the aggregate grant date fair value of stock options granted to the named director during 2013 calculated in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating these amounts are set forth in Note 1 to our consolidated financial statements in our 2013 Form 10-K filed with the Commission on March 31, 2014. On December 18, 2013, we granted to Mr. Verba options to purchase 700,000 shares of common stock at an exercise price of $0.365 per share.

(2)

On March 17, 2014, Mr. Ledger resigned from our Board and on such date we entered into an exclusive consulting agreement with Mr. Ledger to provide consulting services to our Board. See “Corporate Governance–Related-Party Transactions–Steven Ledger” for a summary of such agreement.

On May 30, 2013, Mr. Klein resigned from our Board.

March 29, 2013, Mr. Watson resigned from our Board and on such date we entered into an exclusive consulting agreement with Mr. Watson to provide consulting services to our Board. See “Corporate Governance–Related-Party Transactions–Gordon Watson” for a summary of such agreement.

(3)	All of the options granted to Mr. Verba in 2013 were immediately exercisable upon their grant date and vest in thirty-three equal monthly installments, beginning in the fourth month after their grant date.

Should any director’s service cease prior to full vesting of his options, we have the right to repurchase any shares issued upon exercise of options not vested.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2013, the Compensation Committee was comprised of Michael A. Brochu and John Cronin, each of whom is a non-employee director. See Item 13 for a summary of transactions with entities controlled by Mr. Cronin.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of April 24, 2014, by (i) each of our directors and nominees; (ii) each person known by us to beneficially own 5% or more of our common stock (based upon review of the most recent Schedule 13D and 13G filings as of April 24, 2014); (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each of the following stockholders is c/o hopTo Inc., 1919 S. Bascom Avenue, Suite 600, Campbell, CA 95008.

Name and Address	Number of Shares of Common Stock Beneficially Owned (1)(2)	Percent of Class (%)
Eldad Eilam (3)	3,666,667	3.2
Robert L. Dixon (3)	899,646	*
Sam M. Auriemma (3)	700,000	*
Michael A. Brochu (3)	700,000	*
John Cronin (3)	700,000	*
Jeremy E. Verba (3)	700,000	*
All current executive officers and directors as a group (6 persons)(3)	7,366,313	6.2
AIGH Investment Partners, LLC (4) 6006 Berkeley Avenue Baltimore, MD 21209	6,080,278	5.3
Austin Marxe, David Greenhouse and Adam C. Stettner (5) 527 Madison Avenue, Suite 2600 New York, NY 10022	9,636,900	8.4
David R. Wilmerding, III (6) 2 Hamill Road, Suite 272 Baltimore, MD 21117	10,500,000	9.1
Jon C. Baker (7) 101 St. Johns Road Baltimore, MD 21210	9,420,000	8.2
Robert S. London (8) 1485 E. Valley Road, Suite F Montecito, CA 93108	5,889,948	5.2
Neal Goldman (9) 767 Third Avenue, 25th Floor New York, NY 10017	6,733,333	5.8

* Less than 1%.

(1)

As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of options held by such stockholder that are currently exercisable or will become exercisable within 60 days of April 24, 2014 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage ownership of our common stock is based on 114,013,742 shares of common stock outstanding as of April 24, 2014.
(3)

Includes the following shares of common stock issuable upon exercise of outstanding stock options: 1,666,667 options earned by Mr. Eilam pursuant to a performance based incentive option grant; 585,000 stock options held by Mr. Dixon; and 700,000 stock options held by each of Messrs. Auriemma, Brochu, Cronin and Verba.

(4)

Based on information contained in a Schedule 13G/A filed by AIGH Investment Partners, LLC on March 3, 2008, and information known to us, AIGH has shared voting and dispositive power with respect to 6,080,278 shares of common stock. Orin Hirschman is the managing member of AIGH Investment Partners, LLC.

(5)

Based solely on information contained in a joint Schedule 13G/A filed by Austin Marxe, David Greenhouse and Adam Stettner on February 13, 2014. Such stockholders share voting and dispositive power over these shares by virtue of being the controlling principals of AWM Investment Company, Inc. ("AWM"), and the members of SST Advisers, L.L.C. ("SST"). AWM acts as investment advisor to each of Special Situations Technology Fund, L.P. ("Tech Fund") and Special Situations Technology Fund II, L.P. ("Tech Fund II"); SST is the general partner of each of Tech Fund and Tech Fund II. Tech Fund owns 1,141,635 shares of our common stock and holds warrants to purchase 190,000 shares of our common stock. Tech Fund II owns 7,120,265 shares of our common stock and holds warrants to purchase 1,185,000 shares of our common stock.

(6)

Based on information contained in a Schedule 13G/A filed by David Wilmerding on January 21, 2014, and information known to us, Mr. Wilmerding has sole voting and dispositive power with respect to 9,000,000 shares of our common stock and warrants to purchase 1,500,000 shares of our common stock.

(7)

Based on information contained in a Schedule 13G/A filed by Jon C. Baker on February 6, 2014, and information known to us, Mr. Baker has sole voting and dispositive power with respect to 8,170,000 shares of our common stock and warrants to purchase 1,250,000 shares of our common stock.

(8)

Based on information contained in Schedule 13G/A filed on January 21, 2014, by Robert S. London, and information known to us, Mr. London has sole voting and dispositive power with respect to 5,514,948 shares of our common stock and warrants to purchase 375,000 shares of our common stock.

(9)

Based on information contained in a Schedule 13G filed by Goldman Capital Management Inc. on April 18, 2014, and information known to us, Neal Goldman has sole voting and dispositive power with respect to 4,816,666 shares of our common stock and warrants to purchase 1,916,667 shares of our common stock held by Goldman Partners, L.P. ("Goldman Partners"), by virtue of being the general partner of Goldman Partners, and the president of Goldman Capital Management, Inc., which acts as investment advisor to Goldman Partners.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

John Cronin

ipCapital Group, Inc.

John Cronin, a member of our Board since August 9, 2011, is the founder, managing director and chairman of ipCapital Group, Inc. ("ipCapital"), an intellectual property strategy firm.

On October 11, 2011, we engaged ipCapital to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets. Our engagement agreement with ipCapital, which has been amended three times, affords us the right to request ipCapital to perform a number of diverse services, employing its proprietary processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities.

For the fiscal years ended December 31, 2013 and 2012, we paid ipCapital an aggregate $15,000 and $179,300, respectively, for services performed under the engagement agreement, as amended.

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

During 2013, we engaged ipCapital under a separate agreement to assist us in developing an intellectual property story presentation that articulated for stockholders and potential investors the power of our innovations and foundational intellectual property portfolio in remote access and cloud computing. We paid ipCapital a total of $10,000 for its services under this agreement.

ipCapital Licensing Company I, LLC

John Cronin, a member of our Board since August 9, 2011, is a partner, and serves on the board of directors of ipCapital Licensing Company I, LLC ("ipCLC"), an intellectual property licensing firm.

On February 4, 2013, we entered into an Intellectual Property Brokerage Agreement (the "IP Agreement") with ipCLC pursuant to which we have retained its services, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents that are unrelated to our current business strategy. If, during the applicable term of the IP Agreement, we enter into an agreement with any candidate presented to us by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of such agreement.

The IP Agreement is effective as of February 4, 2013, and will end 18 months after we or ipCLC serve 60 days' written notice of termination to the other party (with earlier termination possible in the event of a material breach). The IP Agreement provides for customary confidentiality undertakings, limitations on ipCLC’s total liability and mutual indemnification provisions.

We believe the terms of the IP Agreement are fair and reasonable to us and are at least as favorable as those that we could be obtained on an arms’ length basis.

ipCreate, Inc.

John Cronin, a member of our Board since August 9, 2011, is chairman and CEO of ipCreate, Inc. (ipCreate), an intellectual property consulting firm.

In 2013, we entered into an Engagement Letter (the "Engagement Letter") with ipCreate. Pursuant to the Engagement Letter, we engaged ipCreate to assist us in the definition and execution of our intellectual property strategy. During 2013, upon completion of certain tasks we requested ipCreate to perform under the terms of the Engagement Letter, we paid ipCreate $100,000, the full amount of compensation due them under the Engagement Letter for the services performed.

We believe the terms of the Engagement Letter were fair and reasonable to us and were at least as favorable to us as those that could have been obtained on an arm’s length basis.

Steven Ledger

Tamalpais Partners LLC

Steven Ledger, former Chairman of our Board, is the founder and managing partner of Tamalpais Partners LLC ("Tamalpais"), a business consulting firm. On February 1, 2012, we entered into a one-year consulting agreement with Tamalpais, which we renewed upon its expiration, under which Tamalpais provided us with advisory services focused on capital and business issues, including assistance on raising capital, mergers, acquisitions, business development and investor relations/positioning. We paid Tamalpais $110,000 and $66,000 during 2013 and 2012, respectively, for services rendered to us under the terms of this consulting agreement. We believe that these fees constitute no greater compensation than that we would be required to pay to an unaffiliated person for substantially similar services.

On March 17, 2014, Steven Ledger resigned from our Board and on such date, we entered into an exclusive consulting agreement with Mr. Ledger whereby he will provide consulting services to our Board for a term commencing upon his resignation and ending August 15, 2014.

Mr. Ledger’s consulting agreement provides that the currently unvested portion of his options to purchase our common stock (granted during his term as a director) continue to vest during the term of the agreement in accordance with their original terms. In addition, the agreement provides that the exercise period of such options will be extended through the end of 2014. Mr. Ledger will also be reimbursed for his reasonable expenses incurred in rendering services to our Board, in accordance with our policies.

Gordon Watson

Gordon Watson resigned from our Board on March 29, 2013, and we entered into an exclusive consulting agreement with Mr. Watson whereby he will provide consulting services to our Board commencing on the date of his resignation through May 31, 2014. Mr. Watson's consulting agreement provides for total compensation of $12,500 over the term of the agreement. In addition, 192,236 of Mr. Watson's unvested stock options continue to vest in accordance with their original terms over the period of the agreement. We also reimburse Mr. Watson for his reasonable expenses incurred in rendering services to our Board, in accordance with our policies.

Director Independence

Our Board of Directors has determined that each of our non-employee directors (John Cronin, Sam M. Auriemma, Michael A. Brochu and Jeremy E. Verba), who collectively constitute a majority of our Board, meets the general independence criteria set forth in the NASDAQ Marketplace rules. Our Board also determined that Steven Ledger met the general independence criteria set forth in the NASDAQ Marketplace rules during the time he was a member of our Board. In addition, our Board has made a subjective determination as to each of the foregoing individuals that no relationships exist (including the relationship with ipCapital, or the consulting fee paid to Tamalpais Partners, that are described above under “Related-Party Transactions”) that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Macias Gini & O’Connell LLP for the fiscal years ended December 31, 2013 and 2012 were as follows:

Category	2013	2012
Audit fees	$177,400	$150,100
Audit – related fees	11,900	—
Tax fees	15,000	15,000
All Other fees	—	—
Totals	$204,300	$165,100

Audit fees include fees associated with our annual audit, the reviews of our quarterly reports on Form 10-Q, and assistance with and review of documents filed with the Securities and Exchange Commission. Audit-related fees include consultations regarding revenue recognition and new accounting pronouncements as they related to the financial reporting of certain transactions. Tax fees included tax compliance and tax consultations.

The audit committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by our independent registered public accounting firm. The policy provides for pre-approval by the audit committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that fiscal year, the audit committee must approve the permitted service before the independent registered public accounting firm is engaged to perform it.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(b)  Exhibits

The following documents are filed as part of this Form 10-K/A:

(3)	Exhibits

The following exhibits are referenced or included in this report:

Exhibit	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Vice President of Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

April 30, 2014	By:	/s/ ELDAD EILAM
Eldad Eilam
Chief Executive Officer