Form 10-Q
period 2014-03-31
hopTo Inc.
filed 2014-05-15
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

Commission File Number: 0-21683

HOPTO INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3899021
(State of incorporation)	(IRS Employer
Identification No.)

1919 S. Bascom Avenue, Suite 600

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

As of May 8, 2014, there were issued and outstanding 114,032,303 shares of the registrant’s common stock, par value $0.0001.

HOPTO INC.

FORM 10-Q

Forward-Looking Information

This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	the success of our new products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;
●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; and
●

other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 31, 2014, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HOPTO INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	March 31, 2014	December 31, 2013
Current Assets:
Cash	$4,288,000	$2,430,700
Accounts receivable, net	617,300	811,700
Prepaid expenses	120,100	43,100
Total Current Assets	5,025,400	3,285,500

Capitalized software development costs, net	551,400	619,400
Property and equipment, net	375,900	302,100
Other assets	139,900	139,900
Total Assets	$6,092,600	$4,346,900

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$797,600	$844,100
Deferred revenue	2,544,200	2,772,900
Severance liability	16,700	62,900
Deferred rent	34,000	31,200
Total Current Liabilities	3,392,500	3,711,100

Warrants liability	1,152,300	979,800
Deferred revenue	447,700	476,200
Deferred rent	190,100	84,600
Total Liabilities	5,182,600	5,251,700

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 114,473,019 and 98,510,622 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	11,100	9,800
Additional paid-in capital	74,183,300	71,697,300
Accumulated deficit	(73,284,400)	(72,611,900)
Total Stockholders' Equity (Deficit)	910,000	(904,800)
Total Liabilities and Stockholders' Equity (Deficit)	$6,092,600	$4,346,900

See accompanying notes to unaudited condensed consolidated financial statements

HOPTO INC.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2014 (Unaudited)	2013 (Unaudited)
Revenue	$1,340,200	$1,617,000
Costs of revenue	194,600	111,800
Gross profit	1,145,600	1,505,200

Operating expenses:
Selling and marketing	650,500	499,000
General and administrative	993,900	746,000
Research and development	1,305,900	713,200
Total operating expenses	2,950,300	1,958,200

Loss from operations	(1,804,700)	(453,000)

Other income (expense) - change in fair value of warrants liability	1,133,700	(3,448,700)
Other expense, net	(200)	(100)
Loss before provision for income tax	(671,200)	(3,901,800)
Provision for income tax	1,300	1,100
Net loss	$(672,500)	$(3,902,900)

Loss per share – basic and diluted	$(0.01)	$(0.05)
Average weighted common shares outstanding – basic and diluted	110,283,363	83,139,078

See accompanying notes to unaudited condensed consolidated financial statements

HOPTO INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
Cash Flows Provided By (Used In) Operating Activities:	2014 (Unaudited)	2013 (Unaudited)
Net Loss	$(672,500)	$(3,902,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,300	66,700
Stock-based compensation expense	169,700	185,800
Change in fair value of derivative instruments – warrants	(1,133,700)	3,448,700
Accretion of warrants liability for consulting services	(49,800)	73,500
Revenue deferred to future periods	841,400	794,900
Recognition of deferred revenue	(1,098,600)	(1,075,800)
Changes in severance liability	(46,200)	(77,100)
Changes in deferred rent	4,900	(6,200)
Changes to allowance for doubtful accounts	(18,900)	(18,300)
Changes in operating assets and liabilities:
Accounts receivable	213,300	282,300
Prepaid expenses	(77,000)	16,800
Accounts payable and accrued expenses	(46,500)	91,100
Net Cash Used in Operating Activities	(1,792,600)	(120,500)

Cash Flows Used In Investing Activities:
Capital expenditures	(23,700)	(20,000)
Capitalized software development costs	—	(427,800)
Net Cash Used In Investing Activities	(23,700)	(447,800)

Cash Flows Provided By Financing Activities:
Proceeds from exercise of warrants	260,000	120,200
Proceeds from exercise of employee stock options	43,600	63,200
Proceeds from private placement of stock and warrants, net of issuance costs	3,370,000	—
Net Cash Provided By Financing Activities	3,673,600	183,400

Net Increase (Decrease) in Cash	1,857,300	(384,900)
Cash - Beginning of Period	2,430,700	3,960,600
Cash - End of Period	$4,288,000	$3,575,700

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 31, 2014 (“2013 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2014 or any future period.

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

Deferred Rent

The lease for our office in Campbell, California, as amended, (See Note 6) contains free rent and predetermined fixed escalations in our minimum rent payments. We recognize rent expense related to this lease on a straight-line basis over the term of the lease. We record any difference between the straight-line rent amounts and amounts payable under the lease as part of deferred rent in current or long-term liabilities, as appropriate.

Incentives that we received upon entering into the lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. We record the unamortized portion of these incentives as a part of deferred rent in current or long-term liabilities, as appropriate.

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During 2012, we recorded $721,800 of severance expense, including stock compensation expense. Such expense was recorded as a result of a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. In addition, during 2013 we recorded an additional $75,700 of severance expense as a result of a separation and release agreement we entered into with a former vice president-level employee (as further discussed in Note 5 to Unaudited Condensed Consolidated Financial Statements). An aggregate of $16,700 and $62,900 is reported as a severance liability, at March 31, 2014 and December 31, 2013, respectively.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three-month periods ended March 31, 2014 or 2013.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended March 31, 2014 and 2013:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
Three Months Ended March 31,
2014	$42,000	$—	$—	$(18,900)	$23,100
2013	33,900	—	—	(18,300)	15,600

Concentration of Credit Risk

For the three-month periods ended March 31, 2014 and 2013, respectively, we considered the customers listed in the following table to be our most significant customers. The table sets forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	As of March 31, 2014	Three Months Ended March 31, 2013	As of March 31, 2013
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	8.0%	26.0%	10.0%	21.8%
Centric	6.0%	9.0%	3.9%	0.0%
Elosoft	6.0%	9.0%	6.5%	10.8%
Ericsson	4.1%	8.0%	12.8%	27.8%
GE	13.0%	22.0%	2.2%	0.0%
IDS	8.0%	0.0%	8.4%	0.0%
Total	45.1%	74.0%	43.8%	60.4%

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

The fair value of warrants at issuance and for those recorded as a liability at each reporting date are determined in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets, liabilities and certain equity instruments measured at fair value be classified and disclosed in one of the following categories:

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

As of March 31, 2014, all of our $1,152,300 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 4).

Recent Accounting Pronouncements

In July 2013, FASB issued ASU No. 2013-11 “Income Taxes (Topic 740)” (ASU 2013-11). The objective of ASU 2013-11 is to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. FASB recognized that there was inconsistency in how previous guidance in this topic was applied in practice, thus; the objective of ASU 2013-11 is to eliminate the diversity of how previous guidance was applied. As the amendments in ASU 2013-11 do not require new recurring disclosures, rather, they are aimed at creating consistency in how previous guidance is applied, adoption of ASU 2013-11, which became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, did not have a material impact on our results of operations, cash flows or financial position.

Reclassifications

As a result of internal cost restructurings, certain amounts previously allocated to our GO-Global segment prior to 2014 are now allocated to our hopTo segment, including costs associated with being a publicly-held entity and other corporate-level expense. The presentation of 2013 segment income (loss) from operations in Note 15 has been conformed to be consistent with the current year’s presentation.

3. Property and Equipment

Property and equipment was:

	March 31, 2014	December 31, 2013
Equipment	$1,256,400	$1,243,500
Furniture	443,200	432,400
Leasehold improvements	250,900	147,500
	1,950,500	1,823,400
Less: accumulated depreciation and amortization	1,574,600	1,521,300
	$375,900	$302,100

Aggregate property and equipment depreciation and amortization expense was $53,300 and $25,200 during the three-month periods ended March 31, 2014 and 2013, respectively.

4. Liability Attributable to Warrants

On January 7, 2014, we entered into a securities purchase agreement (the “SPA”) with a limited number of institutional investors, pursuant to which we issued and sold for cash an aggregate 11,299,999 shares of our common stock at a purchase price of $0.30 per share (See Note 11). We also issued warrants to the investors for no additional consideration to purchase an aggregate 5,650,001 shares of our common stock at an exercise price of $0.40 per share from January 7, 2014 through January 7, 2019.

Under certain conditions of the SPA that will expire no later than January 7, 2015, we could be required to issue a variable number of additional warrants to the investors at a below-market value exercise price. Accordingly, we have concluded that the warrants issued to the investors are not indexed to our common stock; therefore, the fair value of these warrants has been recorded as a liability.

Using a binomial pricing model, we calculated the fair value of the warrants issued to the investors on January 7, 2014 to be $1,356,000. We used the following assumptions in the binomial pricing model to derive the fair value: estimated volatility 158%; annualized forfeiture rate 0%; expected term 5 years; estimated exercise factor 3.5; risk free interest rate 1.71; and dividends 0.

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

Under ASC 820, “Fair Value Measurement,” we re-measure the fair value of the warrants classified as a liability at every balance sheet date. As an integral part of the re-measurement process, we reevaluate each of the assumptions used, and when circumstances change or we become aware of new information affecting any of our assumptions, we adjust those assumptions accordingly. During the three months ended March 31, 2013, two investors in the 2011 private placement exercised an aggregate of 462,500 warrants. While closing our books for the three months ended March 31, 2013, we reevaluated our internal assumptions based on historic and recent exercise patterns and analysis of our stock performance. Based on the work performed, we concluded that a lowering of our estimated exercise factor for the warrants issued in conjunction with the 2011 transaction from 10 to 4 was appropriate (see the assumptions used, as set forth in the tables, below).

Changes in fair value of the warrants liability are recognized in other income (expense), except for changes in the fair value of the warrants issued to ipCapital, which are recognized as a component of general and administrative expense in the condensed consolidated statement of operations.

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants. The exercise price for warrants issued in conjunction with the 2011 Transaction, including those issued to the placement agent, was either $0.20 or $0.26 per share, and was $0.26 per share for the warrants issued to ipCapital.

The fair market value of our common stock was $0.20 and $0.37 per share as of March 31, 2014 and 2013, respectively. We used a binomial pricing model to determine the fair value of our warrants liability as of March 31, 2014 and December 31, 2013, the balance sheet dates, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Transaction
March 31, 2014	91%	—	2.42	3.5	0.53%	—
December 31, 2013	102%	—	2.67	3.5	0.51%	—
2014 Transaction
March 31, 2014	140%	—	4.77	3.5	1.43%	—
December 31, 2013	—	—	—	—	—	—
ipCapital
March 31, 2014	93%	—	3.54	4.0	0.56%	—
December 31, 2013	108%	—	3.79	4.0	0.53%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2014:

Warrants liability – December 31, 2013 fair value	$979,800
Change in fair value of warrant liability recorded in other income	(1,133,700)
Change in fair value of warrant liability recorded in general and administrative expense	(49,800)
Aggregate fair value of the warrants liability associated with the 2014 transaction warrants at issuance	1,356,000
Warrants liability – March 31, 2014 fair value	$1,152,300

The following tables reconcile the total number of warrants outstanding for the periods indicated:

For the Three-Month Period Ended March 31, 2014
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	11,302,500	—	1,000,000	10,302,500
2014 Transaction	—	5,650,001	—	5,650,001
Exercise Agreement	4,500,000	—	—	4,500,000
ipCapital	400,000	—	—	400,000
Consultant Warrant (1)	312,500	—	—	312,500
Offer to Exercise	152,500	—	—	152,500
Total	16,667,500	5,650,001	1,000,000	21,317,501

For the Three-Month Period Ended March 31, 2013
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	23,075,000	—	462,500	22,612,500
ipCapital	400,000	—	—	400,000
Total	23,475,000	—	462,500	23,012,500

(1)

On February 11, 2014, we served notice to a former investors relations firm that we were cancelling our consulting agreement with them, with such cancellation to be effective April 11, 2014. Under the terms of the agreement, 169,273 of the warrants that had been issued to such firm will have vested as of the effective cancellation date, and 143,227 will ultimately be forfeited.

5. Severance Liability

During 2012, we entered into a separation agreement and a release with our former Chief Executive Officer and member of our board of directors, and in 2013 we entered into a separation agreement and a release with a former vice president level employee. Under the terms of these agreements and releases, we agreed to provide each individual with salary continuation and medical coverage payments for predetermined lengths of time. In addition, we agreed to provide the former Chief Executive Officer with certain stock option benefits including the grant of an additional stock option, accelerated vesting of all then-outstanding options previously granted to him, and an extension of the post-employment exercise period for all of his options, including the newly granted one. All costs associated with the modification of his options and the costs of the new option grant were immediately recognized upon his separation.

The following table summarizes the salary continuation and medical coverage payments during the three-month period ended March 31, 2014.

	Compensation	Medical Coverage	Total
Balance at December 31, 2013	$62,900	$—	$62,900
Accrued interest	1,500	—	1,500
Payments	(47,700)	—	(47,700)
Balance at March 31, 2014	$16,700	$—	$16,700

6. Deferred Rent

We amended our office lease during 2013. On February 1, 2014, we moved our corporate offices to a different building within the same office complex owned and operated by our landlord in Campbell, California, where our corporate offices had been located prior to February 1, 2014. Since the new space is controlled by the same landlord, we considered the lease amendment to be a modification to our preexisting lease; accordingly, we are amortizing the remaining balance in deferred rent immediately prior to February 1, 2014 over the remaining term of the modified amended lease. Additionally, our landlord provided us with $103,400 of leasehold improvements on the new space that we are amortizing over the reaming term of the amended lease. All of the prior leasehold improvements that had not been previously amortized were accelerated and recognized in their entirety from the time of the amendment through January 2014, prior to the move.

As of March 31, 2014 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$(5,000)	$50,200	$45,200
Deferred rent benefit	39,000	139,900	178,900
	$34,000	$190,100	$224,100

As of December 31, 2013 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$7,200	$24,600	$31,800
Deferred rent benefit	24,000	60,000	84,000
	$31,200	$84,600	$115,800

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

7. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2014 and 2013, respectively, by classification:

	Three Months Ended March 31,
Statement of Operations Classification	2014	2013
Costs of revenue	$(600)	$2,100
Selling and marketing expense	5,900	40,500
General and administrative expense	137,200	94,900
Research and development expense	27,200	48,300
	$169,700	$185,800

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended March 31, 2014.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2013	12,019,328	$0.21
Granted	—	—
Exercised	(215,757)	0.20
Forfeited or expired	(241,516)	0.20
Outstanding – March 31, 2013	11,562,055	$0.20	5.37	$246,800

Of the options outstanding as of March 31, 2014, 8,752,638 were vested, 2,696,533 were estimated to vest in future periods and 112,884 were estimated to be forfeited prior to their vesting. As of March 31, 2014, there was approximately $255,100 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. Such cost is expected to be recognized over a weighted-average period of approximately ten months.

All options are exercisable immediately upon grant. Options vest ratably, generally over a 33-month period commencing in the fourth month after the grant date. We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

The following table presents summaries of the status and activity of our restricted stock awards for the three-month period ended March 31, 2014. We include the common stock underlying the restricted stock award in shares outstanding once such common stock has vested and the restriction has been removed (“releases” or “released”). The common stock vests ratably, generally over a 33-month period commencing in the fourth month after the award date.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – December 31, 2013	3,938,426	$0.28
Awarded	385,000	0.30
Released	(476,259)	0.28
Forfeited	(1,169,347)	0.22
Unreleased – March 31, 2014	2,677,820	$0.31	2.03	$674,400

As of March 31, 2014, there was approximately $674,400 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately twenty-six months.

8. Revenue

Revenue for the three-month periods ended March 31, 2014 and 2013 was:

			2014 Over (Under) 2013
Revenue	2014	2013	Dollars	Percent
Software Licenses
Windows	$510,100	640,100	$(130,000)	-20.3%
UNIX/Linux	104,000	270,800	(166,800)	-61.6%
	614,100	910,900	(296,800)	-32.6%
Software Service Fees
Windows	511,800	461,200	50,600	11.0%
UNIX/Linux	198,200	227,300	(29,100)	-12.8%
	710,000	688,500	21,500	3.1%
Other	16,100	17,600	(1,500)	-8.5%
Total Revenue	$1,340,200	$1,617,000	$(276,800)	-17.1%

9. Cost of Revenue

Cost of revenue for the three-month periods ended March 31, 2014 and 2013 was:

			2013 Over (Under) 2012
	2014	2013	Dollars	Percent
Software service costs	$94,600	$63,600	$31,000	48.7%
Software product costs	100,000	48,200	51,800	107.5%
	$194,600	$111,800	$82,800	74.1%

10. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	March 31, 2014	December 31, 2013
Software development costs	$1,119,400	$1,119,400
Accumulated amortization	(568,000)	(500,000)
	$551,400	$619,400

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $68,000 and $41,500 during the three-month periods ended March 31, 2014, and 2013, respectively.

We recorded $0 and $464,500 of capitalized software development costs during the three-month periods ended March 31, 2014 and 2013, respectively. Such costs capitalized during the three-month period ended March 31, 2013 were associated with the development of hopTo. Had these costs not met the criteria for capitalization, they would have been expensed.

11. Stockholders’ Equity

2014 Private Placement

During the three-month period ended March 31, 2014, we issued and sold for cash an aggregate 11,299,999 shares of our common stock at a purchase price of $0.30 per share in the 2014 private placement that resulted in gross proceeds of $3,390,000 (See Note 4).

The 2014 private placement was recorded into the financial statements as follows:

Gross cash proceeds	$3,390,000
Less: gross proceeds allocated to warrants liability – investors	(1,356,000)
Gross proceeds allocated to additional paid-in capital and common stock	2,034,000
Less: cash issuance costs – legal fees	(20,000)
Recorded in additional paid-in capital and common stock	$2,014,000

In conjunction with the 2014 private placement, we recorded a warrants liability of $1,356,000 as of January 7, 2014 on our Balance Sheet (Note 4).

Prior to the consummation of the 2014 private placement, we had entered into negotiations with potential investors in which we had discussed various investment scenarios that ultimately were not pursued. We incurred an aggregate $41,200 of legal fees associated with these plans that we charged to operating expense during 2013.

Accounting fees associated with the 2014 private placement, which aggregated approximately $9,600, were deemed immaterial and were charged to operating expense during the three-month period ended March 31, 2014.

Stock Repurchase Program

During each of the three-month periods ended March 31, 2014 and 2013, we did not repurchase any of our common stock under the terms of our Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of March 31, 2014, approximately $782,600 remained available for future purchases under this program. We are not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at our discretion.

12. Commitments and Contingencies

On February 1, 2014, we relocated our corporate offices to a larger suite within our landlord’s office complex in Campbell, California. We are currently leasing 10,659 square feet under a five-year lease that, unless renewed, will expire in October 2018. The following table sets forth the minimum lease payments we will be required to make throughout the remainder of the lease:

Year	Amount
Remainder of 2014	$328,900
2015	450,600
2016	464,200
2017	478,100
2018	366,600
$2,088,400

13. Supplemental Disclosure of Cash Flow Information

We did not disburse any cash for the payment of interest expense during the three-month periods ended March 31, 2014 or 2013. We did not disburse any cash for the payment of income taxes during the three-month period ended March 31, 2014. We disbursed $1,100 for the payment of income taxes during the three-month period ended March 31, 2013. Such disbursement was made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs, Ltd.

During the three-month period ended March 31, 2014 we reduced our warrants liability by $1,183,500, which was recorded in the Condensed Consolidated Statement of Operations. Such reduction reflected the aggregate fair value adjustments we recorded during such period, which was partially offset by the recording of the fair value of warrants issued in conjunction with the 2014 transaction. No cash was disbursed in conjunction with these items (See Note 4).

During the three-month period ended March 31, 2014, we capitalized $103,400 of leasehold improvements for which no cash was disbursed. We recorded $81,600 of such amount to long-term liabilities – deferred rent, and $21,800 to current liabilities – deferred rent.

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

For the three-month periods ended March 31, 2014 and 2013, 35,557,372 and 40,421,088 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

15. Segment Information

FASB has established guidance for reporting information about operating segments that require segmentation based on our internal organization and reporting of revenue and operating income, based on internal accounting methods. Our financial reporting systems present various data for management to operate the business prepared in methods consistent with such guidance.

We currently operate our business in two segments; namely GO-Global and hopTo. Currently, GO-Global is the only segment that generates revenue.

Segment revenue for the three-month periods ended March 31, 2014 and 2013 was as follows:

			Increase (Decrease)
	2014	2013	Dollars	Percentage
GO-Global	$1,340,200	$1,617,000	$(276,800)	-17.1%
hopTo	—	—	—	n/a
Consolidated Total	$1,340,200	$1,617,000	$(276,800)	-17.1%

Segment income (loss) from operations for the three-month periods ended March 31, 2014 and 2013 was as follows:

			Increase (Decrease)
	2014	2013	Dollars	Percentage
GO-Global	$644,200	$700,400	$(56,200)	-8.0%
hopTo	(2,448,900)	(1,153,400)	(1,295,500)	-112.3%
Total	$(1,804,700)	$(453,000)	$(1,351,700)	-298.4%

We do not allocate interest, other income, other expense, or income tax to our segments.

As of March 31, 2014 segment long-lived assets were as follows:

	Cost Basis	Accumulated Depreciation /Amortization	Net
GO-Global	$1,916,200	$(1,829,100)	$87,100
hopTo	3,989,100	(3,148,900)	840,200
Unallocated	139,900	—	139,900
Total	$6,045,200	$(4,978,000)	$1,067,200

We do not maintain any significant long-lived assets outside of the United States.

Products and services provided by the GO-Global segment include all currently available versions of the GO-Global family of products, OEM private labeling kits, software developer’s kits, maintenance contracts, and product training and support. The hopTo segment, which is under development, will provide mobile end users with a productivity workspace for their mobile devices that will allow users to manage, share, view, and edit their documents, regardless of where they are stored. We launched the commercial release of hopTo through Apple’s App Store in November 2013. The two segments do not engage in cross-segment transactions.

Go-Global software revenue by country for the three-month periods ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
Revenue by Country	2014	2013
United States	$551,000	$643,600
Germany	96,400	188,300
Brazil	157,000	133,000
Other Countries	535,800	652,100
Total	$1,340,200	$1,617,000

16. Related Party Transactions

Tamalpais Partners LLC

Steven Ledger, former Chairman of our Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, (“Tamalpais”) a business consulting firm. On March 17, 2014, contemporaneous with Mr. Ledger’s resignation from our board, we mutually agreed with Mr. Ledger to terminate our consulting agreement with Tamalpais. We paid Tamalpais $12,000 and $18,000 for the three-month periods ended March 31, 2014 and 2013, respectively, for services rendered to us under the terms of this consulting agreement. No amounts were due Tamalpais at either March 31, 2014 or 2013.

When he resigned as our Chairman, we entered into a short-term consulting agreement with Mr. Ledger that was separate from the terminated agreement with Tamalpais. Under that exclusive consulting agreement, Mr. Ledger began providing consulting services to our Board of Directors for a term that commenced upon his resignation, which will end on August 15, 2014. The consulting agreement also provides that Mr. Ledger’s then currently unvested options to purchase our common stock granted during his term as a director will continue to vest during the term of the consulting agreement in accordance with their original terms. In addition, the agreement provides that the period in which to exercise such options will be extended through the end of 2014. Mr. Ledger will also be reimbursed for his reasonable expenses incurred in connection with rendering services to our Board of Directors in accordance with our expense reimbursement policies. The consulting agreement also contains confidentiality, mutual non-disparagement and independent contractor-related provisions.

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

For the three-month periods ended March 31, 2014 and 2013, we paid ipCapital an aggregate of $0 and $5,000, respectively, for services performed under the engagement agreement, as amended. For the three-month periods ended March 31, 2014 and 2013, we had incurred additional charges from ipCaptial for work performed during such periods of $0 and $10,000, respectively. Such amounts were reported in accounts payable.

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

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock and should be recorded as a liability. We recognize the warrants liability over their vesting period, and in accordance with the liability method of accounting, we re-measure the fair value of the accrued warrants at each balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 4). We recognized $49,800 and $73,500 as a component of general and administrative expense during the three-month periods ended March 31, 2014 and 2013, respectively, resulting from the change in fair value.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are developers of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Our newest product, which is called hopTo, will be marketed to both consumers and businesses. hopTo provides mobile end users with a productivity workspace for their mobile devices that allows them to manage, share, view, and edit their documents, regardless of where they are stored. We launched the first commercial version of hopTo through Apple’s App Store on November 14, 2013. This version was targeted at Apple’s tablet devices, the iPad and the iPad Mini. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform.

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

Recent Developments

On May 5, 2014, we named Jean-Louis Casabonne as our Chief Financial Officer.

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters are located at 1919 S. Bascom Avenue, Suite 600, Campbell, California, 95008, our toll-free phone number is 1-800-472-7466, and our phone number for local and international calls is 408-688-2674. We have an office in Concord, New Hampshire, and we have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.hopto.com. The information on our website is not part of this quarterly report.

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

In March, 2014, we announced our hopTo Work product. hopTo Work builds upon the hopTo product, bringing its core mobile productivity features to SMB/Enterprise users, with additional security and manageability functions. It targets Information Technology (“IT”) departments that are concerned with protecting and managing access to sensitive data, controlling access to business applications, compliance with internal policies and, in some cases, government regulations.

With hopTo Work, IT departments will be able to more easily and safely address these concerns while integrating mobile technology into their networks and user workflows. It will further enable business users to make a smooth and simple transition from PCs to mobile devices for all or part of their work. As with the current prosumer/SOHO version of hopTo, the premise of hopTo Work is that mobile users in SMB/Enterprise businesses using devices such as the Apple iPad would like to travel with just their tablets but still have the benefits of secure access and editing capabilities for documents in their personal cloud storage, corporate cloud or network storage, and on their Mac or Windows computers.

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

●

The ability to view, create, and edit Microsoft Office documents that are 100% compatible with Microsoft Office, thus allowing users to collaborate with other users who are using Microsoft Office on a Mac or a Windows PC.

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

ipCapital Group, Inc.

On October 11, 2011, we engaged ipCapital Group, Inc., (“ipCapital”) an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets. Our engagement agreement with ipCapital, which has been amended three times, affords us the right to request ipCapital to perform a number of diverse services, employing its proprietary processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities.

As a result of ipCapital’s work under the engagement agreement, as amended, as of May 8, 2014, we have 164 patent applications pending in the United States Patent Office (“USPTO”). We have received notice that 12 of such pending patents have been allowed by the USPTO, and that the process of issuing the final patent (converting the allowed “pending” patent into an actual patent) for the allowed patents has begun. Additionally, the issuance process has been completed for one patent application, which is not included in the preceding totals, and it has been issued as a United States Patent. We expect to file more applications throughout 2014.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as ìcriticalî because these specific areas require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2013 10-K Report and Note 2 to our Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations for the Three-Month Periods Ended March 31, 2014 and 2013

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended March 31, 2014 and 2013 was:

			2014 Over (Under) 2013
Revenue	2014	2013	Dollars	Percent
Software Licenses
Windows	$510,100	640,100	$(130,000)	-20.3%
UNIX/Linux	104,000	270,800	(166,800)	-61.6%
	614,100	910,900	(296,800)	-32.6%
Software Service Fees
Windows	511,800	461,200	50,600	11.0%
UNIX/Linux	198,200	227,300	(29,100)	-12.8%
	710,000	688,500	21,500	3.1%
Other	16,100	17,600	(1,500)	-8.5%
Total Revenue	$1,340,200	$1,617,000	$(276,800)	-17.1%

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

Software Licenses

The decrease in Windows software licenses revenue was primarily due to an internal realignment of our resources in support of the development of our hopTo product.

Software licenses revenue from our UNIX/Linux products decreased primarily due to lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers. During 2013, we learned that one of our significant European telecommunications customers, Ericsson, would no longer be ordering product licenses from us as their technology no longer utilized our GO-Global product.

Although we are developing a plan to stabilize the GO-Global revenue, we expect that revenue in 2014 from GO-Global product licenses will be lower than that from 2013 due to our strategic shift to the hopTo product.

We anticipate generating revenue from hopTo during 2014.

Software Service Fees

The increase in software service fees revenue attributable to our Windows products during the three-month period ended March 31, 2014, as compared to the same period of the prior year, was the result of the continued growth of the number of Windows maintenance contracts purchased by our end user customers on new license installations and the renewal of maintenance contracts on currently installed software licenses.

The decrease in service fees revenue attributable to our UNIX products for the three-month period ended March 31, 2014, as compared with the same period of the prior year, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers, including Ericsson, as discussed above.

We expect that software service fees for 2014 will approximate those for 2013, as we expect that increases in revenue from Windows maintenance contracts will be offset by the decline in revenue from UNIX maintenance contracts.

Other

The decrease in other revenue was primarily due to a decrease in private labeling fees, which was partially offset by an increase in professional services. We typically recognize private labeling fees revenue only when such services are requested by a new stocking reseller; they sign a contract with us, simultaneously place their first stocking order and ultimately, when they sell through their entire first stocking order, we recognize the private labeling fees revenue. Private labeling fees and professional services fees do not comprise a material portion of our revenue streams, nor do we anticipate that they will, and they can vary from period to period.

Costs of Revenue

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

Under accounting principles generally accepted in the United States (“GAAP”), development costs for new product development, after technological feasibility is established, are recorded as ìcapitalized softwareî on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. We recorded $0 and $464,500 of capitalized software development costs during the three-month periods ended March 31, 2014 and 2013, respectively. All of such capitalized costs were incurred in the development of hopTo.

Amortization of capitalized software development costs was $68,000 and $41,500 during the three-month periods ended March 31, 2014 and 2013, respectively.

Cost of revenue was 14.5% and 6.9% of total revenue for the three-month periods ended March 31, 2014 and 2013, respectively.

Cost of revenue for the three-month periods ended March 31, 2014 and 2013 was:

			2014 Over (Under) 2013
	2014	2013	Dollars	Percent
Software service costs	$94,600	$63,600	$31,000	48.7%
Software product costs	100,000	48,200	51,800	107.5%
	$194,600	$111,800	$82,800	74.1%

The increase in software service costs was primarily due to increased costs associated with hopTo, which were partially offset by decreased GO-Global costs. Upon release of the commercial version of hopTo, we began charging costs associated with supporting the product to costs of revenue. We expect software service costs for 2014 to be higher than those for 2013 as we expect to increase our hopTo customer service team in anticipation of meeting our hopTo customers’ needs as we transition the product from a freemium product into a product with a fee later in 2014.

The increase in software product costs was primarily due to increased costs associated with hopTo. Upon release of the commercial version of hopTo in late 2013, we began charging certain costs associated with it, including amortization of capitalized software development costs, and the costs of third party software we have licensed into hopTo, to cost of revenue.

We expect that software costs of revenue for 2014 will be higher than 2013 levels, due to these items.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended March 31, 2014 increased by $151,500, or 30.4%, to $650,500, from $499,000 for the same period of 2013, and represented approximately 48.5% and 30.9% of revenue during these periods, respectively.

The increase in selling and marketing expenses was mainly due to advertising costs associated with our hopTo product, which was partially offset by a decrease of such costs associated with our GO-Global products.

We currently expect our full-year 2014 selling and marketing expenses to be higher than those for 2013 as we expect to continue to invest advertising and promotional resources into both our hopTo and GO-Global product lines.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, legal, accounting, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses increased by $247,900, or 33.2%, to $993,900, for the three-month period ended March 31, 2014, from $746,000 for the same period of 2013, and represented approximately 74.2% and 46.1% of revenue during these periods, respectively.

The increase in general and administrative expense was primarily due to a high level of activity surrounding our intellectual property. As a result of the work performed for us by ipCapital, we have filed a substantial number of patent applications that began to be actively examined by the United States Patent Office during the latter half of 2013, with such examinations requiring a significant amount of response work from our patent attorneys. Additionally, we incurred costs in converting a significant number of previously-filed provisional patents into regular utility patent applications before their respective conversion deadlines expired, and we began to actively protect our trademarks.

Adding to the increase in general and administrative expense was increased employee costs attributable to an increase in headcount, certain salary adjustments and an increase in allocated executive employee costs, primarily those attributable to our Chief Executive Officer.

Based on these items, we expect that general and administrative expense for 2014 will be higher than 2013 levels.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $592,700, or 83.1%, to $1,305,900, for the three-month period ended March 31, 2014, from $713,200 for the same period of 2013, and represented approximately 97.4% and 44.1% of revenue for these periods, respectively.

During the three-month periods ended March 31, 2014 and 2013, we capitalized $0 and $464,500, respectively, of software development costs. Such costs were incurred in the development of our hopTo product.

Net of the impact of the capitalized software development costs discussed above, the increase in research and development expense was primarily due to higher staffing levels and recruitment fees for the new product development team in Campbell, California. We anticipate adding additional staff to our new products development team throughout 2014 in order to fully execute our hopTo development plan, consequently, we expect 2014 research and development expenses to be significantly higher than those for 2013.

Other Income (Expense) - Change in Fair Value of Warrants Liability

During the three-month period ended March 31, 2014 we reported non-cash income related to the change in fair value of our Warrants Liability of $1,133,700, and during the same period of the prior year, we reported non-cash expense of $3,448,700 related to the change in fair value of our Warrants Liability. Such changes result from price changes in the market value for our common stock and can vary from period to period due to the exercise and/or issuance of warrants accounted for under the liability method. For further information regarding our Warrants Liability, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

Based on the foregoing, we reported net losses of $672,500 and $3,902,900 for the three-month periods ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our reported net loss for the three-month period ended March 31, 2014 of $672,500 included three significant non-cash items: depreciation and amortization of $121,300, which was primarily related to amortization of our capitalized software development costs; stock-based compensation expense of $169,700; and a gain in the change in value of our warrants liability of $1,133,700.

We invested $23,700 in capital expenditures during the three-month period ended March 31, 2014, primarily related to our new products development team, located in our office in Campbell, California.

During the three-month period ended March 31, 2014, 1,000,000 warrants and 215,757 employee options were exercised, which provided cash flows from financing activities of $260,000 and $43,600, respectively. Additionally, in conjunction with a private placement of our common stock, we sold and issued to investors 11,299,999 shares of our common stock and warrants to purchase 5,650,001 shares of our common stock at an exercise price of $0.40, which provided cash flows from financing activities of $3,370,000 net of issuance costs.

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

We believe that as a result of the expected introduction of new products slated for 2014, our revenue will increase. During 2014, we expect to continue to prioritize the investment of our resources into the development of various new products, and we expect that certain of these investments will ultimately be capitalized as software development costs. Further, due to our expected investments in new products and continued investments in intellectual property, we expect our cash outflow from operations to increase. Based on our cash on hand as of March 31, 2014, and the anticipation of stabilized revenue from our legacy GO-Global business, we believe that we will have sufficient capital resources to support our operational plans for the next twelve months; however; full implementation of our business plans for the next twelve months will require capital from issuances of debt or equity, or new revenue from our recently launched hopTo product.

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

Cash

As of March 31, 2014, our cash balance was $4,288,000, as compared with $2,430,700 as of December 31, 2013, an increase of $1,857,300, or 76.4%. The increase primarily resulted from the cash provided by our financing activities, which was comprised of the net cash received from a private placement of our common stock and warrants to purchase our common stock, and cash received from the exercise of warrants and employee stock options. Such proceeds were partially offset by the cash we used in our operations and investing activities.

Accounts Receivable, net

At March 31, 2014 and December 31, 2013, we reported accounts receivable, net, of $617,300 and $811,700, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $23,100 and $42,000 at March 31, 2014 and December 31, 2013, respectively. The decrease in accounts receivable, net, was mainly due to lower sales during the three-month period ended March 31, 2014, as compared with the three-month period ended December 31, 2013. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of March 31, 2014, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three-month periods ended March 31, 2014 and 2013, no repurchases were made. As of March 31, 2014, $782,600 remains available for stock purchases under this program.

Working Capital

As of March 31, 2014, we had current assets of $5,025,400 and current liabilities of $3,392,500, which netted to working capital of $1,632,900. Included in current liabilities was the current portion of deferred revenue of $2,544,200.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to March 31, 2014 we hired a Chief Financial Officer.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 31, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 7, 2014, we entered into a securities purchase agreement (the “Agreement”) with a limited number of “accredited investors” (within the meaning of Rule 501 promulgated under the Securities Act of 1933, as amended (the “Securities Act”)), pursuant to which we issued and sold for cash an aggregate of 11,299,999 shares of our common stock at a purchase price of $0.30 per share. We also issued warrants to the investors for no additional consideration to purchase an aggregate 5,650,001 shares of common stock at an exercise price of $0.40 per share from January 7, 2014 through January 7, 2019. We received cash proceeds of $3,390,000 from this placement. We offered and sold our shares and warrants without registration under the Securities Act pursuant to Section 4(2) of the Securities Act and in reliance on Rule 506 of Regulation D promulgated thereunder.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)
101*

The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPTO INC.
(Registrant)

Date:	May 15, 2014		Date:	May 15, 2014

By:	/s/ Eldad Eilam		By:	/s/ Jean-Louis Casabonne
	Eldad Eilam			Jean-Louis Casabonne
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer and
Principal Accounting Officer)