Form 10-Q
period 2014-06-30
hopTo Inc.
filed 2014-08-06
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 1, 2014, there were issued and outstanding 115,252,046 shares of the registrant’s common stock, par value $0.0001.

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
●

other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HOPTO INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	June 30, 2014	December 31, 2013
Current Assets:
Cash	$2,787,600	$2,430,700
Accounts receivable, net	566,400	811,700
Prepaid expenses	111,100	43,100
Total Current Assets	3,465,100	3,285,500

Capitalized software development costs, net	498,800	619,400
Property and equipment, net	426,400	302,100
Other assets	139,900	139,900
Total Assets	$4,530,200	$4,346,900

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$852,700	$844,100
Deferred revenue	2,300,800	2,772,900
Deferred rent	37,900	31,200
Severance liability	—	62,900
Total Current Liabilities	3,191,400	3,711,100

Warrants liability	658,600	979,800
Deferred revenue	407,100	476,200
Deferred rent	182,200	84,600
Total Liabilities	4,439,300	5,251,700

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 111,885,833 and 98,510,622 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	11,200	9,800
Additional paid-in capital	74,344,300	71,697,300
Accumulated deficit	(74,264,600)	(72,611,900)
Total Stockholders' Equity (Deficit)	90,900	(904,800)
Total Liabilities and Stockholders' Equity (Deficit)	$4,530,200	$4,346,900

See accompanying notes to unaudited condensed consolidated financial statements

HOPTO INC.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,406,700	$1,393,800	$2,746,900	$3,010,800
Costs of revenue	113,900	137,300	248,700	249,100
Gross profit	1,292,800	1,256,500	2,498,200	2,761,700
Operating expenses:
Selling and marketing	583,100	561,200	1,233,600	1,060,200
General and administrative	838,200	780,700	1,849,800	1,526,700
Research and development	1,329,800	1,375,600	2,677,800	2,088,800
Total operating expenses	2,751,100	2,717,500	5,761,200	4,675,700
Loss from operations	(1,458,300)	(1,461,000)	(3,263,000)	(1,914,000)
Other income - change in fair value of warrants liability	477,500	4,767,900	1,611,200	1,319,200
Other income (expense), net	1,400	(200)	1,200	(300)
Income (loss) before provision for income tax	(979,400)	3,306,700	(1,650,600)	(595,100)
Provision for income tax	800	1,600	2,100	2,700
Net income (loss)	$(980,200)	$3,305,100	$(1,652,700)	$(597,800)
Basic earnings (loss) per share	$(0.01)	$0.04	$(0.01)	$(0.01)
Diluted earnings (loss)per share	$(0.01)	$0.03	$(0.01)	$(0.01)
Average weighted common shares outstanding – basic	111,691,347	85,823,258	110,991,245	84,488,583
Average weighted common shares outstanding - diluted	111,691,347	101,323,745	110,991,245	84,488,583

See accompanying notes to unaudited condensed consolidated financial statements

HOPTO INC.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding
Beginning balance	98,510,622	82,616,750
Private placement of stock and warrants	11,299,999	—
Employee stock option issuances	256,818	751,378
Exercise of warrants	1,000,000	9,917,500
Vesting of restricted stock awards	818,394	776,889
Ending balance	111,885,833	94,062,517

Common stock - amount
Beginning balance	$9,800	$8,300
Par value of shares issued in private placement	1,200	—
Exercise of employee stock options	—	100
Exercise of warrants	100	800
Vesting of restricted stock awards	100	200
Ending balance	$11,200	$9,400

Additional paid-in capital
Beginning balance	$71,697,300	$62,425,400
Stock-based compensation expense	330,200	427,200
Proceeds from exercise of employee stock options	47,800	112,400
Proceeds from exercise of warrants, net of par value of shares issued	259,800	2,550,200
Proceeds from private placement of common stock and warrants, net of par value of shares issued	3,388,800	—
Cost of private placement of common stock and warrants	(20,000)	—
Allocation of proceeds from common stock and warrants to warrants liability	(1,356,000)	—
Accretion of compensation expense, net of forfeitures – consultant warrants	(3,600)	—
Issuance of new warrants, per exercise agreement	—	514,800
New warrants recorded as cost of exercise agreement	—	(514,800)
Reclassification of warrants liability to equity from exercise of warrants	—	348,300
Reclassification of warrants liability to equity from amendment of warrants	—	4,391,000
Ending balance	$74,344,300	$70,254,500

Accumulated deficit
Beginning balance	$(72,611,900)	$(68,865,900)
Net loss	(1,652,700)	(597,800)
Ending balance	$(74,264,600)	$(69,463,700)
Total Stockholders’ Equity	$90,900	$800,200

See accompanying notes to unaudited condensed consolidated financial statements

HOPTO INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
Cash Flows Provided By (Used In) Operating Activities:	(Unaudited)	(Unaudited)
Net Loss	$(1,652,700)	$(597,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209,600	135,500
Stock-based compensation expense	330,200	390,500
Change in fair value of derivative instruments – warrants	(1,611,200)	(1,319,200)
Accretion of warrants liability for consulting services	(66,000)	(14,100)
Accretion of equity warrants for consulting services, net of forfeitures	(3,600)	—
Revenue deferred to future periods	1,709,100	1,839,400
Recognition of deferred revenue	(2,250,300)	(2,053,800)
Changes in severance liability	(62,900)	(56,000)
Changes in deferred rent	(2,300)	(13,000)
Changes to allowance for doubtful accounts	(21,600)	(9,300)
Changes in operating assets and liabilities:
Accounts receivable	266,900	122,300
Prepaid expenses	(68,000)	46,200
Accounts payable and accrued expenses	(57,300)	127,300
Other assets	—	14,500
Net Cash Used in Operating Activities	(3,280,100)	(1,387,500)

Cash Flows Used In Investing Activities:
Capital expenditures	(40,800)	(48,000)
Capitalized software development costs	—	(427,800)
Net Cash Used In Investing Activities	(40,800)	(475,800)

Cash Flows Provided By Financing Activities:
Proceeds from private placement of stock and warrants, net of issuance costs	3,370,000	—
Proceeds from exercise of warrants	260,000	2,551,300
Proceeds from exercise of employee stock options	47,800	112,400
Net Cash Provided By Financing Activities	3,677,800	2,663,700

Net Increase in Cash	356,900	800,400
Cash - Beginning of Period	2,430,700	3,960,600
Cash - End of Period	$2,787,600	$4,761,000

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

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During 2012, we recorded $721,800 of severance expense, including stock compensation expense. Such expense was recorded as a result of a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. In addition, during 2013 we recorded an additional $75,700 of severance expense as a result of a separation and release agreement we entered into with a former vice president-level employee (See Note 5). An aggregate of $0 and $62,900 is reported as a severance liability, at June 30, 2014 and December 31, 2013, respectively.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or six-month periods ended June 30, 2014 or 2013.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended June 30, 2014 and 2013:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2014	$23,100	$—	$—	$(2,700)	$20,400
2013	15,600	—	—	9,000	24,600

The following table sets forth the details of the Allowance for Doubtful Accounts for the six-month periods ended June 30, 2014 and 2013:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2014	$42,000	$—	$—	$(21,600)	$20,400
2013	33,900	—	—	(9,300)	24,600

Concentration of Credit Risk

For the three and six-month periods ended June 30, 2014 and 2013, respectively, we considered the customers listed in the following tables to be our most significant customers. The tables set forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of June 30, 2014 and 2013.

	Three Months Ended June 30, 2014	As of June 30, 2014	Three Months Ended June 30, 2013	As of June 30, 2013
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Centric	8.6%	8.2%	1.9%	3.6%
Elosoft	7.5%	10.2%	2.4%	4.5%
Ericsson	8.5%	16.4%	7.7%	36.7%
GAD	0.0%	0.0%	7.3%	0.0%
GE	12.1%	23.1%	8.2%	14.4%
Intellisis	0.0%	0.0%	6.5%	0.0%
Thermo LabSystems	5.0%	8.6%	4.3%	5.1%
Total	41.7%	66.5%	38.3%	64.3%

	Six Months Ended June 30, 2014	As of June 30, 2014	Six Months Ended June 30, 2013	As of June 30, 2013
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	4.0%	15.0%	7.1%	8.3%
Centric	7.1%	8.2%	2.9%	3.6%
Elosoft	6.9%	10.2%	4.3%	4.5%
Ericsson	6.8%	16.4%	10.2%	36.7%
GE	12.5%	23.1%	5.3%	14.4%
IDS	5.6%	0.0%	5.0%	0.0%
Total	42.9%	72.9%	42.0%	54.3%

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

As of June 30, 2014, all of our $658,600 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 4).

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12 “Compensation – Stock Compensation (Topic 718)” (“ASU 2014-12”). The objective of ASU 2014-12 is to resolve the diverse accounting treatment being applied in practice by reporting entities in the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards, particularly those awards whose terms may provide that the performance target could be achieved after the employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and earlier adoption is permitted. The share-based payment awards we currently have outstanding which have performance targets do not contain clauses wherein the performance target could be achieved after the employee completes the requisite service period; accordingly, adoption of ASU 2014-12 did not have a material impact on our results of operations, cash flows or financial position.

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is the end result of a joint project initiated by FASB and the International Accounting Standards Board (“IASB”). IASB is the body that sets International Financial Reporting Standards (“IFRS”). The goal of FASB’s and IASB’s joint project was to clarify the principles for recognizing revenue and to develop a common revenue standard for accounting principles generally accepted in the United States (“GAAP”) and under IFRS. Specifically, ASU 2014-09:

1.	Removes inconsistencies and weaknesses in revenue requirements.

2.	Provides a more robust framework for addressing revenue issues.

3.	Improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.

4.	Provides more useful information to users of financial statements through improved disclosure requirements.

5.	Simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within such annual period. Early adoption is not permitted. We are currently evaluating this ASU in order to determine whether or not its adoption will have a material impact on our results of operations, cash flows or financial position.

In April 2014, FASB issued ASU No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)” (“ASU 2014-08”). The objective of ASU 2014-08 is to address issues in Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations”, that gave rise to complexity and difficulties in practice. Generally, ASU 2014-08 is effective for discontinued operations that occur within annual periods beginning on or after December 31, 2014, and interim periods within those years. Early adoption is permitted, but only for discontinued operations that have not been reported in financial statements previously issued or available for issuance. We currently have no discontinued opearations to report; consequently, adoption of ASU 2014-08 did not have a material impact on our results of operations, cash flows or financial position.

In July 2013, FASB issued ASU No. 2013-11 “Income Taxes (Topic 740)” (“ASU 2013-11”). The objective of ASU 2013-11 is to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. FASB recognized that there was inconsistency in how previous guidance in this topic was applied in practice, thus; the objective of ASU 2013-11 is to eliminate the diversity of how previous guidance was applied. As the amendments in ASU 2013-11 do not require new recurring disclosures, rather, they are aimed at creating consistency in how previous guidance is applied, adoption of ASU 2013-11, which became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013, did not have a material impact on our results of operations, cash flows or financial position.

Reclassifications

As a result of internal cost restructurings, certain amounts previously allocated to our GO-Global segment prior to 2014 are now allocated to our hopTo segment, including costs associated with being a publicly-held entity and other corporate-level expense. The presentation of 2013 segment income (loss) from operations in Note 15 has been conformed to be consistent with the current year’s presentation. Additionally, certain amounts previously reported as Costs of Revenue in our Statement of Operations and Note 9 for the three-month period ended March 31, 2014 have been reclassified to General and Administrative Expense or Research and Development Expense (each a component of Operating Expense) as a result of cost reallocations.

3. Property and Equipment

Property and equipment was:

	June 30, 2014	December 31, 2013
Equipment	$303,700	$1,243,500
Furniture	231,600	432,400
Leasehold improvements	167,600	147,500
	702,900	1,823,400
Less: accumulated depreciation and amortization	276,500	1,521,300
	$426,400	$302,100

Aggregate property and equipment depreciation and amortization expense was $35,700 during the three-month period ended June 30, 2014, and $89,000 during the six-month period ended June 30, 2014. During the six-month period ended June 30, 2014, we capitalized the following costs: equipment; $33,100, furniture; $12,600, and leasehold improvements; $167,600. During the six-month period ended June 30, 2014, we retired the following asset costs related to assets that were no longer in service as of June 30, 2014: equipment; $972,900, furniture; $213,400, and leasehold improvements; $147,500. All of the assets so retired were fully depreciated or amortized at the time of their respective retirement.

4. Liability Attributable to Warrants

On January 7, 2014, we entered into a securities purchase agreement (the “SPA”) with a limited number of institutional investors, pursuant to which we issued and sold for cash an aggregate 11,299,999 shares of our common stock at a purchase price of $0.30 per share (See Note 11)(the “2014 Transaction”). We also issued warrants to the investors for no additional consideration to purchase an aggregate 5,650,001 shares of our common stock at an exercise price of $0.40 per share from January 7, 2014 through January 7, 2019.

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

The warrants issued to the placement agent and to an intellectual property consulting firm (“ipCapital Group, Inc.” or “ipCapital”) were not included in the Exercise Agreement or affected by the amendment described above. The exercise price of such warrants could, in certain circumstances, be reset to below-market value. Accordingly, unlike the amended investor warrants, we have concluded that the warrants issued to the placement agent and ipCapital are not indexed to our common stock; therefore, the fair value of these warrants were, and continue to be, recorded as a liability.

On August 9, 2013, we conducted the Offer to Exercise under the terms of the Exercise Agreement entered into in connection with the June 17, 2013 transaction. In connection with the Offer to Exercise, warrants to purchase an aggregate of 305,000 shares of our common stock were exercised for which we received cash proceeds of $64,000. In consideration for the early exercise of these warrants, we issued an aggregate of 152,500 New Warrants at an exercise price of $1.00 per warrant, with a term of five years from issuance.

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

The fair market value of our common stock was $0.12 and $0.36, per share, as of June 30, 2014 and 2013, respectively.

We used a binomial pricing model to determine the fair value of our warrants liability as of June 30, 2014 and December 31, 2013, the balance sheet dates, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Transaction
June 30, 2014	99%	—	2.21	3.5	0.52%	—
December 31, 2013	102%	—	2.67	3.5	0.51%	—
2014 Transaction
June 30, 2014	132%	—	4.59	3.5	1.54%	—
December 31, 2013	—	—	—	—	—	—
ipCapital
June 30, 2014	98%	—	2.32	4.0	0.56%	—
December 31, 2013	108%	—	3.79	4.0	0.53%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2014:

Warrants liability – December 31, 2013 fair value	$979,800
Change in fair value of warrant liability recorded in other income	(1,611,200)
Change in fair value of warrant liability recorded in general and administrative expense	(66,000)
Aggregate fair value of the warrants liability associated with the 2014 transaction warrants at issuance	1,356,000
Warrants liability – June 30, 2014 fair value	$658,600

The following tables reconcile the total number of warrants outstanding for the periods indicated:

	For the Three-Month Period Ended June 30, 2014
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	10,302,500	—	—	—	10,302,500
2014 Transaction	5,650,001	—	—	—	5,650,001
ipCapital	400,000	—	—	—	400,000
Exercise Agreement	4,500,000	—	—	—	4,500,000
Consultant Warrant (1)	312,500	—	—	(143,227)	169,273
Offer to Exercise	152,500	—	—	—	152,500
	21,317,501	—	—	(143,227)	21,174,274

(1)

Effective April 11, 2014, we cancelled our consulting agreement with a former investor relations firm. Under the terms of the agreement, 169,273 of the warrants that had been issued to such firm had vested as of the effective cancellation date.

	For the Three-Month Period Ended June 30, 2013
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	22,612,500	—	(9,455,000)	—	13,157,500
ipCapital	400,000	—	—	—	400,000
Exercise Agreement	—	4,500,000	—	—	4,500,000
	23,012,500	4,500,000	(9,455,000)	—	18,057,500

	For the Six-Month Period Ended June 30, 2014
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	11,302,500	—	(1,000,000)	—	10,302,500
2014 Transaction	—	5,650,001	—	—	5,650,001
ipCapital	400,000	—	—	—	400,000
Exercise Agreement	4,500,000	—	—	—	4,500,000
Consultant Warrant (1)	312,500	—	—	(143,227)	169,273
Offer to Exercise	152,500	—	—	—	152,500
	16,667,500	5,650,001	(1,000,000)	(143,227)	21,174,274

(1)

Effective April 11, 2014, we cancelled our consulting agreement with a former investor relations firm. Under the terms of the agreement, 169,273 of the warrants that had been issued to such firm had vested as of the effective cancellation date.

	For the Six-Month Period Ended June 30, 2013
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	23,075,000	—	(9,917,500)	—	13,157,500
ipCapital	400,000	—	—	—	400,000
Exercise Agreement	—	4,500,000	—	—	4,500,000
	23,475,000	4,500,000	(9,917,500)	—	18,057,500

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

The following table summarizes the salary continuation and medical coverage payments during the three-month period ended June 30, 2014.

	Compensation	Medical Coverage	Total
Balance at March 31, 2014	$16,700	$—	$16,700
Accrued interest	200	—	200
Payments	(16,900)	—	(16,900)
Balance at June 30, 2014	$—	$—	$—

The following table summarizes the salary continuation and medical coverage payments during the six-month period ended June 30, 2014.

	Compensation	Medical Coverage	Total
Balance at December 31, 2013	$62,900	$—	$62,900
Accrued interest	1,700	—	1,700
Payments	(64,600)	—	(64,600)
Balance at June 30, 2014	$—	$—	$—

6. Deferred Rent

We amended our office lease during 2013. On February 1, 2014, we moved our corporate offices to a different building within the same office complex owned and operated by our landlord in Campbell, California, where our corporate offices had been located prior to February 1, 2014. Since the new space is controlled by the same landlord, we considered the lease amendment to be a modification to our preexisting lease; accordingly, we are amortizing the remaining balance in deferred rent immediately prior to February 1, 2014 over the remaining term of the modified amended lease. Additionally, our landlord provided us with $106,600 of leasehold improvements on the new space that we are amortizing over the remaining term of the amended lease. All of the prior leasehold improvements that had not been previously amortized were accelerated and recognized in their entirety from the time of the amendment through January 2014, prior to the move.

As of June 30, 2014 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$(1,800)	$49,800	$48,000
Deferred rent benefit	39,700	132,400	172,100
	$37,900	$182,200	$220,100

As of December 31, 2013 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$7,200	$24,600	$31,800
Deferred rent benefit	24,000	60,000	84,000
	$31,200	$84,600	$115,800

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

7. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2014 and 2013, respectively, by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Classification	2014	2013	2014	2013
Costs of revenue	$3,700	$1,700	$3,100	$3,800
Selling and marketing expense	21,000	38,400	26,900	78,900
General and administrative expense	109,200	84,600	246,400	179,500
Research and development expense	26,600	80,000	53,800	128,300
	$160,500	$204,700	$330,200	$390,500

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended June 30, 2014.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – March 31, 2014	11,562,055	$0.20
Granted	—	—
Exercised	(41,061)	0.10
Forfeited or expired	(415,727)	0.21
Outstanding – June 30, 2014	11,105,267	$0.21	5.32	$72,600

The following table presents summaries of the status and activity of our stock option awards for the six-month period ended June 30, 2014.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2013	12,019,328	$0.21
Granted	—	—
Exercised	(256,818)	0.19
Forfeited or expired	(657,243)	0.21
Outstanding – June 30, 2014	11,105,267	$0.21	5.32	$72,600

Of the options outstanding as of June 30, 2014, 8,923,756 were vested, 2,097,337 were estimated to vest in future periods and 84,174 were estimated to be forfeited prior to their vesting. As of June 30, 2014, there was approximately $183,600 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. Such cost is expected to be recognized over a weighted-average period of approximately nine months.

All options are exercisable immediately upon grant. Options vest ratably, generally over a 33-month period commencing in the fourth month after the grant date. We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

The following table presents summaries of the status and activity of our restricted stock awards for the three-month period ended June 30, 2014. We include the common stock underlying the restricted stock award in shares outstanding once such common stock has vested and the restriction has been removed (“releases” or “released”).The common stock vests ratably, generally over a 33-month period commencing in the fourth month after the award date.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – March 31, 2014	2,677,820	$0.31
Awarded	1,767,000	0.17
Released	(342,135)	0.27
Forfeited	(477,228)	0.34
Unreleased – June 30, 2014	3,625,457	$0.24	2.24	$749,100

The following table presents summaries of the status and activity of our restricted stock awards for the six-month period ended June 30, 2014.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – December 31, 2013	3,938,426	$0.28
Awarded	2,152,000	0.19
Released	(818,394)	0.27
Forfeited	(1,646,575)	0.26
Unreleased – June 30, 2014	3,625,457	$0.24	2.24	$749,100

As of June 30, 2014, there was approximately $749,100 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately twenty-seven months.

8. Revenue

Revenue for the three-month periods ended June 30, 2014 and 2013 was:

			2014 Over (Under) 2013
Revenue	2014	2013	Dollars	Percent
Software Licenses
Windows	$595,800	$473,700	$122,100	25.8%
UNIX/Linux	139,400	183,400	(44,000)	-24.0%
	735,200	657,100	78,100	11.9%
Software Service Fees
Windows	468,000	499,200	(31,200)	-6.3%
UNIX/Linux	193,300	232,500	(39,200)	-16.9%
	661,300	731,700	(70,400)	-9.6%
Other	10,200	5,000	5,200	104.0%
Total Revenue	$1,406,700	$1,393,800	$12,900	0.9%

Revenue for the six-month period ended June 30, 2014 and 2013 was:

			2014 Over (Under) 2013
Revenue	2014	2013	Dollars	Percent
Software Licenses
Windows	$1,105,900	$1,113,800	$(7,900)	-0.7%
UNIX/Linux	243,400	454,200	(210,800)	-46.4%
	1,349,300	1,568,000	(218,700)	-13.9%
Software Service Fees
Windows	979,800	960,400	19,400	2.0%
UNIX/Linux	391,500	459,800	(68,300)	-14.9%
	1,371,300	1,420,200	(48,900)	-3.4%
Other	26,300	22,600	3,700	16.4%
Total Revenue	$2,746,900	$3,010,800	$(263,900)	-8.8%

9. Costs of Revenue

Costs of revenue for the three-month periods ended June 30, 2014 and 2013 were:

			2014 Over (Under) 2013
	2014	2013	Dollars	Percent
Software service costs	$49,600	$64,200	$(14,600)	-22.7%
Software product costs	64,300	73,100	(8,800)	-12.0%
	$113,900	$137,300	$(23,400)	-17.0%

Costs of revenue for the six-month periods ended June 30, 2014 and 2013 were:

			2014 Over (Under) 2013
	2014	2013	Dollars	Percent
Software service costs	$110,100	$127,800	$(17,700)	-13.8%
Software product costs	138,600	121,300	17,300	14.3%
	$248,700	$249,100	$(400)	-0.2%

10. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	June 30, 2014	December 31, 2013
Software development costs	$1,119,400	$1,119,400
Accumulated amortization	(620,600)	(500,000)
	$498,800	$619,400

Amortization of capitalized software development costs is reported as a component of software product costs within costs of revenue. Amortization of capitalized software development costs aggregated $52,600 and $41,500 during the three-month periods ended June 30, 2014 and 2013, respectively, and $120,600 and $83,100 during the six-month periods ended June 30, 2014, and 2013, respectively.

We did not record any capitalized software development costs during the three-month periods ended June 30, 2014 and 2013, respectively. We recorded $0 and $464,500 of capitalized software development costs during the six-month periods ended June 30, 2014 and 2013, respectively. Such costs capitalized during 2013 were associated with the development of hopTo. Had these costs not met the criteria for capitalization, they would have been expensed.

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

In conjunction with the 2014 private placement, we recorded a warrants liability of $1,356,000 as of January 7, 2014 on our Balance Sheet (See Note 4).

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

Stock Repurchase Program

During each of the three and six-month periods ended June 30, 2014 and 2013, we did not repurchase any of our common stock under the terms of our Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of June 30, 2014, approximately $782,600 remained available for future purchases under this program. We are not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at our discretion.

12. Commitments and Contingencies

On February 1, 2014, we relocated our corporate offices to a larger suite within our landlord’s office complex in Campbell, California. We are currently leasing 10,659 square feet under a five-year lease that, unless renewed, will expire in October 2018. The following table sets forth the minimum lease payments we will be required to make throughout the remainder of the lease:

Year	Amount
Remainder of 2014	$220,400
2015	450,600
2016	464,200
2017	478,100
2018	366,600
$1,979,900

13. Supplemental Disclosure of Cash Flow Information

We did not disburse any cash for the payment of interest expense during the six-month periods ended June 30, 2014 or 2013.

We disbursed $2,000 and $1,800 for the payment of income taxes during the six-month periods ended June 30, 2014 and 2013, respectively. Such disbursement was made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs, Ltd.

During the six-month period ended June 30, 2014 we reduced our warrants liability by $1,677,200, which was recorded in the Condensed Consolidated Statement of Operations. Such reduction reflected the aggregate fair value adjustments we recorded during such period, which was partially offset by the recording of the $1,356,000 fair value of warrants issued in conjunction with the 2014 transaction. No cash was disbursed in conjunction with these items (See Note 4).

During the six-month period ended June 30, 2014, we capitalized $106,600 of leasehold improvements for which no cash was disbursed. We recorded $81,600 of such amount to long-term liabilities – deferred rent, and $25,000 to current liabilities – deferred rent.

During the six-month period ended June 30, 2014, we capitalized $65,900 of fixed assets for which no cash was disbursed. All of the amounts so capitalized were reported within accounts payable and accrued expenses as of June 30, 2014.

During the six-month period ended June 30, 2014, we retired $1,333,800 of fixed assets that were no longer in service as of June 30, 2014. All of the assets so retired were fully depreciated or amortized at the time of their respective retirement (See Note 3).

During the six-month period ended June 30, 2013, we capitalized $36,700 of stock-based compensation expense for which no cash was disbursed, as a component of capitalized software development costs. We did not capitalize any stock based compensation expense during the six month period ended June 30, 2014.

During the six-month period ended June 30, 2013, we reduced our warrants liability by $6,072,600, of which $1,319,200 of the reduction was recorded in the Condensed Consolidated Statement of Operations. The remaining reduction amount, which was reclassified to equity, occurred as a result of the amendment to the warrants and exercise of 917,500 warrants prior to the amendment. No cash was disbursed in conjunction with these items.

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

For the three-month period ended June 30, 2014, 36,087,285 shares of common stock equivalents were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

For the six-month periods ended June 30, 2014 and 2013, 36,087,285 and 34,782,222 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share for the three-month period ended June 30, 2013:

Numerator
Net income from continuing operations	$3,305,100
Loss from discontinued operations, net of tax	$—
Denominator
Basic earnings per share - weighted-average shares outstanding	85,823,258
Effect of dilutive stock options	8,968,770
Effect of dilutive warrants	6,531,717
Diluted earnings per share - weighted-average shares outstanding	101,323,745
Earnings (Loss) Per Share
Basic earnings per share	$0.04
Diluted earnings per share	$0.03

15. Segment Information

FASB has established guidance for reporting information about operating segments that require segmentation based on our internal organization and reporting of revenue and operating income, based on internal accounting methods. Our financial reporting systems present various data for management to operate the business prepared in methods consistent with such guidance.

We currently operate our business in two segments; namely GO-Global and hopTo. Currently, GO-Global is the only segment that generates revenue.

Segment revenue for the three and six-month periods ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GO-Global	$1,406,700	$1,393,800	$2,746,900	$3,010,800
hopTo	—	—	—	—
Consolidated Total	$1,406,700	$1,393,800	$2,746,900	$3,010,800

Segment income (loss) from operations for the three and six-month periods ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
GO-Global	$787,500	$189,400	$1,431,700	$889,800
hopTo	(2,245,800)	(1,650,400)	(4,694,700)	(2,803,800)
Consolidated Total	$(1,458,300)	$(1,461,000)	$(3,263,000)	$(1,914,000)

We do not allocate interest, other income, other expense, or income tax to our segments.

As of June 30, 2014 segment long-lived assets were as follows:

	Cost Basis	Accumulated Depreciation /Amortization	Net
GO-Global	$670,100	$(626,400)	$43,700
hopTo	3,991,300	(3,109,800)	881,500
Unallocated	139,900	—	139,900
Total	$4,801,300	$(3,736,200)	$1,065,100

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

GO-Global software revenue by country for the three and six-month periods ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
United States	$593,200	$564,800	$1,144,200	$1,208,400
Brazil	198,300	121,100	355,400	254,100
Other countries	615,200	707,900	1,247,300	1,548,300
	$1,406,700	$1,393,800	$2,746,900	$3,010,800

16. Related Party Transactions

Tamalpais Partners LLC

Steven Ledger, former Chairman of our Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, (“Tamalpais”) a business consulting firm. On March 17, 2014, contemporaneous with Mr. Ledger’s resignation from our board, we mutually agreed with Mr. Ledger to terminate our consulting agreement with Tamalpais. We paid Tamalpais $12,000 and $18,000 for the three-month periods ended March 31, 2014 and 2013, respectively, for services rendered to us under the terms of this consulting agreement. No amounts were due Tamalpais at either June 30, 2014 or 2013.

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

For the three and six-month periods ended June 30, 2014 and 2013, we paid ipCapital an aggregate of $0 and $10,000, respectively, for services performed under the engagement agreement, as amended. For the six-month periods ended June 30, 2014 and 2013, we incurred additional charges from ipCapital for work performed during such periods of $0 and $10,000, respectively, which were unrelated to the engagement agreement. Such additional amounts were reported in accounts payable.

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

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock and should be recorded as a liability. We recognize the warrants liability over their vesting period, and in accordance with the liability method of accounting, we re-measure the fair value of the accrued warrants at each balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 4). We recognized $16,200 and ($87,600) as a component of general and administrative expense during the three-month periods ended June 30, 2014 and 2013, respectively, and $66,000 and ($14,100), during the six-month periods ended June 30, 2014 and 2013, respectively, resulting from the change in fair value.

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

Recent Developments

As part of our strategy to drive efficiencies throughout our operations, we have reduced our development team, administrative staff, and certain non-labor expenses. Such reductions will result in cash savings of approximately $750,000 in our operating expenses throughout the remainder of 2014 and into future periods.

On May 8, 2014, we named Jean-Louis Casabonne as our Chief Financial Officer.

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

In March 2014, we announced our hopTo Work product. hopTo Work builds upon the hopTo product, bringing its core mobile productivity features to SMB/Enterprise users, with additional security and manageability functions. It targets Information Technology (“IT”) departments that are concerned with protecting and managing access to sensitive data, controlling access to business applications, compliance with internal policies and, in some cases, government regulations.

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

hopTo Target Markets

Since its launch in November 2013, hopTo has proven to be an appealing product to both the prosumer and SOHO markets based on downloads, user feedback, and third party reviews. For the remainder of 2014, we will continue to focus on these markets. We currently market and distribute hopTo through the Apple App Store, and over time may expand availability to other “app stores”, such as the Google Play Store. We currently offer hopTo free of charge, but we reserve the right to begin charging for it at any point, depending on user acceptance, our competitors’ pricing strategies, and other market conditions.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of August 1, 2014, we have 170 patent applications pending in the United States Patent Office (“USPTO”). Of these 170 applications, 13 patents have been granted by the USPTO. We have also received notice from the USPTO that 5 additional patent applications have been allowed and will ultimately issue as US patents in the next 60-90 days. We expect to file more applications throughout the remainder of 2014.

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

Results of Operations for the Three and Six-Month Periods Ended June 30, 2014 and 2013

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended June 30, 2014 and 2013 was:

			2014 Over (Under) 2013
Revenue	2014	2013	Dollars	Percent
Software Licenses
Windows	$595,800	$473,700	$122,100	25.8%
UNIX/Linux	139,400	183,400	(44,000)	-24.0%
	735,200	657,100	78,100	11.9%
Software Service Fees
Windows	468,000	499,200	(31,200)	-6.3%
UNIX/Linux	193,300	232,500	(39,200)	-16.9%
	661,300	731,700	(70,400)	-9.6%
Other	10,200	5,000	5,200	104.0%
Total Revenue	$1,406,700	$1,393,800	$12,900	0.9%

Revenue for the six-month periods ended June 30, 2014 and 2013 was:

			2014 Over (Under) 2013
Revenue	2014	2013	Dollars	Percent
Software Licenses
Windows	$1,105,900	$1,113,800	$(7,900)	-0.7%
UNIX/Linux	243,400	454,200	(210,800)	-46.4%
	1,349,300	1,568,000	(218,700)	-13.9%
Software Service Fees
Windows	979,800	960,400	19,400	2.0%
UNIX/Linux	391,500	459,800	(68,300)	-14.9%
	1,371,300	1,420,200	(48,900)	-3.4%
Other	26,300	22,600	3,700	16.4%
Total Revenue	$2,746,900	$3,010,800	$(263,900)	-8.8%

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

Software Licenses

For the three-month period ended June 30, 2014, software licenses revenue from our windows products increased primarily as a result of a one-time transaction, consummated by a reseller, for approximately $103,000. Net of this transaction, software licenses revenue from our windows products increased by $19,100, or 4%, during the period. Software licenses revenue from our windows product for the six-month period ended June 30, 2014 approximated such revenue for the same period of the prior year.

Software licenses revenue from our UNIX/Linux products decreased in both the three and six-month periods ended June 30, 2014, as compared with the same periods of the prior year, primarily due to lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers. During the second half of 2013, we learned that one of our significant European telecommunications customers, Ericsson, would no longer be ordering product licenses from us as their technology no longer utilized our GO-Global product.

Although we have developed a plan to stabilize our GO-Global revenue, we anticipate that revenue in 2014 from GO-Global product licenses will be lower than that from 2013 due to our strategic shift to the hopTo product.

We anticipate generating revenue from hopTo during 2014.

Software Service Fees

The decrease in software service fees revenue attributable to our Windows products during the three-month period ended June 30, 2014, as compared to the same period of the prior year, was primarily the result of two factors. One of our domestic distributors was previously acquired by a larger company, and as their systems integration work commenced earlier this year, we have noted temporary delays in their ordering of new and renewal maintenance contracts. Additionally, we recognized less maintenance revenue from our Japanese distributor in the three-month period ended June 30, 2014, as this distributor had placed an exceptionally large order in the prior year period and returned to their historical operating level in the current year period.

Software service fees revenue attributable to our Windows products for the six-month period ended June 30, 2014 approximated those for the same period of the prior year.

The decrease in service fees revenue attributable to our UNIX products for the three and six-month periods ended June 30, 2014, as compared with the same periods of the prior year, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers, including Ericsson, as discussed above.

We expect that software service fees for 2014 will approximate those for 2013, as we anticipate that revenue from Windows maintenance contracts for the full year will offset the anticipated decline in revenue from UNIX maintenance contracts.

Other

The increase in other revenue for both the three and six month periods ended June 30, 2014 was primarily due to increased professional services fees, which were partially offset by a decrease in private labeling fees. We typically recognize private labeling fees revenue only when such services are requested by a new stocking reseller; they sign a contract with us, simultaneously place their first stocking order and ultimately, when they sell through their entire first stocking order. Private labeling fees and professional services fees do not comprise a material portion of our revenue streams, nor do we anticipate that they will, and they can vary from period to period.

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

Under accounting principles generally accepted in the United States (“GAAP”), development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. During the three-month periods ended June 30, 2014 and 2013, we did not capitalize any software development costs. We capitalized $0 and $464,500 of software development costs during the six-month periods ended June 30, 2014 and 2013, respectively. All of such capitalized costs were incurred in the development of hopTo.

Amortization of capitalized software development costs was $52,600 and $41,500 during the three-month periods ended June 30, 2014 and 2013, respectively, and $120,600 and $83,100 during the six-month periods ended June 30, 2014 and 2013, respectively.

Costs of revenue were 8.1% and 9.9% of total revenue for the three-month periods ended June 30, 2014 and 2013, respectively, and 9.1% and 8.3% of total revenue for the six-month periods ended June 30, 2014 and 2013, respectively.

Costs of revenue for the three-month periods ended June 30, 2014 and 2013 were:

			2014 Over (Under) 2013
	2014	2013	Dollars	Percent
Software service costs	$49,600	$64,200	$(14,600)	-22.7%
Software product costs	64,300	73,100	(8,800)	-12.0%
	$113,900	$137,300	$(23,400)	-17.0%

Costs of revenue for the six-month periods ended June 30, 2014 and 2013 were:

			2014 Over (Under) 2013
	2014	2013	Dollars	Percent
Software service costs	$110,100	$127,800	$(17,700)	-13.8%
Software product costs	138,600	121,300	17,300	14.3%
	$248,700	$249,100	$(400)	-0.2%

The decrease in software service costs for the three and six-month periods ended June 30, 2014, as compared with the same periods of the prior year, was primarily due to lower customer demand for such services related to our GO-Global products. We expect aggregate software service costs for 2014 to be lower than such costs for 2013.

The decrease in software product costs for the three-month period ended June 30, 2014, as compared with the same period of the prior year, was primarily due to lower amortization of capitalized software development costs related to our GO-Global product line, as certain products within such line became fully amortized.

The increase in software product costs for the six-month period ended June 30, 2014, as compared with the same period of the prior year, was primarily due to increased costs associated with hopTo. Upon release of the commercial version of hopTo in late 2013, we began charging certain costs associated with it, including amortization of capitalized software development costs, and the costs of third party software we have licensed into hopTo, to cost of revenue.

We expect that software costs of revenue for 2014 will be lower than 2013 levels, due to these items.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended June 30, 2014 increased by $21,900, or 3.9%, to $583,100, from $561,200 for the same period of 2013, and represented approximately 41.5% and 40.3% of revenue during these periods, respectively. Selling and marketing expenses for the six-month period ended June 30, 2014 increased by $173,400, or 16.4%, to $1,233,600, from $1,060,200 for the same period of 2013, and represented approximately 44.9% and 35.2% of revenue during these periods, respectively.

The increases in selling and marketing expenses was mainly due to advertising costs associated with our hopTo product, which was partially offset by a decrease of such costs associated with our GO-Global products.

We currently expect our full-year 2014 selling and marketing expenses to be lower than those for 2013 as we have reduced our level of investment in both our hopTo and GO-Global product lines.

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

General and administrative expenses increased by $57,500, or 7.4%, to $838,200, for the three-month period ended June 30, 2014, from $780,700 for the same period of 2013, and represented approximately 59.6% and 56.0% of revenue during these periods, respectively. General and administrative expenses increased by $323,100, or 21.2%, to $1,849,800, for the six-month period ended June 30, 2014, from $1,526,700 for the same period of 2013, and represented approximately 67.3% and 50.7% of revenue during these periods, respectively.

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

Research and development expenses decreased by $45,800, or 3.3%, to $1,329,800, for the three-month period ended June 30, 2014, from $1,375,600 for the same period of 2013, and represented approximately 94.5% and 98.7% of revenue for these periods, respectively. Research and development expenses increased by $589,000, or 28.2%, to $2,677,800, for the six-month period ended June 30, 2014, from $2,088,800 for the same period of 2013, and represented approximately 97.5% and 69.4% of revenue for these periods, respectively.

During the six-month periods ended June 30, 2014 and 2013, we capitalized $0 and $464,500, respectively, of software development costs. Such costs were incurred in the development of our hopTo product.

The decrease in research and development expense for the three-month period ended June 30, 2014, as compared with the same period of the prior year, resulted from establishing more cost effective engineering consulting contracts. Net of the impact of the capitalized software development costs discussed above, the increase in research and development expense for the six-month period ended June 30, 2014, as compared with the same period of the prior year, was primarily due to higher staffing levels and recruitment fees for the new product development team in Campbell, California.

As part of our strategy to drive efficiencies throughout our operations, we have optimized our development capability by eliminating headcount while offsetting with outsourced development resources, and certain non-labor operating expense reductions. We expect that the savings resulting from these actions will result in lower aggregate research and development expenses for 2014, as compared with those for 2013.

Other Income - Change in Fair Value of Warrants Liability

During the three and six-month periods ended June 30, 2014 we reported non-cash income related to the change in fair value of our Warrants Liability of $477,500 and $1,611,200, respectively, and during the same periods of the prior year, we reported non-cash income of $4,767,900 and $1,319,200, respectively. Such amounts result from price changes in the market value for our common stock and can vary from period to period due to the exercise and/or issuance of warrants accounted for under the liability method. For further information regarding our Warrants Liability, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

Based on the foregoing, we reported a net loss of $980,200 for the three-month period ended June 30, 2014, and net income of $3,305,100 for the three-month period ended June 30, 2013. Additionally, we reported net losses of $1,652,700 and $597,800 for the six-month periods ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our reported net loss for the six-month period ended June 30, 2014 of $1,652,700 included three significant non-cash items: depreciation and amortization of $209,600, which was primarily related to amortization of our capitalized software development costs; stock-based compensation expense of $330,200; and a gain in the change in value of our warrants liability of $1,611,200.

We invested $40,800 in capital expenditures during the six-month period ended June 30, 2014, primarily related to our new products development team, located in our office in Campbell, California, as well as leasehold improvements made to such office.

During the six-month period ended June 30, 2014, 1,000,000 warrants and 256,818 employee options were exercised, which provided cash flows from financing activities of $260,000 and $47,800, respectively. Additionally, in conjunction with a private placement of our common stock, we sold and issued to investors 11,299,999 shares of our common stock and warrants to purchase 5,650,001 shares of our common stock at an exercise price of $0.40, which provided cash flows from financing activities of $3,370,000, net of cash issuance costs.

We are aggressively looking at ways to improve our revenue stream through the development, marketing and sale of new products. We have reorganized our GO-Global operations in order to align its cost structure with its sales. We have reorganized our hopTo operations to increase efficiency, we have reduced its engineering and administrative workforce, reduced certain of its non-labor expenses, and as a result of these actions, we expect such reductions to result in a cash savings of approximately $750,000 in our operating expenses throughout the remainder of 2014. Should business combination opportunities present themselves to us, and should such opportunities appear to make financial sense and add value for our shareholders, we will consider those opportunities.

We believe that as a result of the expected introduction of new products slated for the second half of 2014, our revenue for the second half of 2014 will increase over the first half of 2014. During the second half of 2014, we expect to continue to prioritize the investment of our resources into the development of various new products, and we expect that certain of these investments will ultimately be capitalized as software development costs. Further, due to our expected investments in new products and continued investments in intellectual property, we expect our cash outflow from operations to increase. We expect that such increase will be partially offset by the reductions we have made to our hopTo workforce. Based on our cash on hand as of June 30, 2014, the anticipation of stabilized revenue from our legacy GO-Global business, we believe that we will have sufficient capital resources to support our operational plans for the next twelve months; however; full implementation of our business plans for the next twelve months will require capital from issuances of debt or equity, or other sources, or new revenue from our recently launched hopTo product.

There can be no assurance of new revenue from new or existing product lines or additional capital from debt or equity issuances, or from other sources.  In addition, issuances of new capital stock would dilute existing stockholders and may give the purchasers of new capital stock additional rights, preferences and privileges relative to existing stockholders. There can be no assurance that additional capital necessary for full execution of our hopTo business strategy will be available on a timely basis, on reasonable terms or at all.

Cash

As of June 30, 2014, our cash balance was $2,787,600, as compared with $2,430,700 as of December 31, 2013, an increase of $356,900, or 14.7%. The increase primarily resulted from the cash provided by our financing activities, which was comprised of the net cash received from a private placement of our common stock and warrants to purchase our common stock, and cash received from the exercise of warrants and employee stock options. Such proceeds were partially offset by the cash we used in our operations and investing activities.

Accounts Receivable, net

At June 30, 2014 and December 31, 2013, we reported accounts receivable, net, of $566,400 and $811,700, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $20,400 and $42,000 at June 30, 2014 and December 31, 2013, respectively. The decrease in accounts receivable, net, was mainly due to lower sales during the three-month period ended June 30, 2014, as compared with the three-month period ended December 31, 2013. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of June 30, 2014, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three and six-month periods ended June 30, 2014 and 2013, no repurchases were made. As of June 30, 2014, $782,600 remains available for stock purchases under this program.

Working Capital

As of June 30, 2014, we had current assets of $3,465,100 and current liabilities of $3,191,400, which netted to working capital of $273,700. Included in current liabilities was the current portion of deferred revenue of $2,300,800.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that we hired a Chief Financial Officer.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on March 31, 2014.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended June 30, 2014.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101*

The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOPTO INC.
(Registrant)

Date:	August 6, 2014		Date:	August 6, 2014

By:	/s/ Eldad Eilam		By:	/s/ Jean-Louis Casabonne
	Eldad Eilam			Jean-Louis Casabonne
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer and
Principal Accounting Officer)