Form 10-Q
period 2014-09-30
hopTo Inc.
filed 2014-11-14
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 7, 2014, there were issued and outstanding 114,862,793 shares of the registrant’s common stock, par value $0.0001.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HOPTO INC.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash	$2,003,900	$2,430,700
Accounts receivable, net	457,900	811,700
Prepaid expenses	96,200	43,100
Total Current Assets	2,558,000	3,285,500

Capitalized software development costs, net	446,100	619,400
Property and equipment, net	394,400	302,100
Other assets	140,000	139,900
Total Assets	$3,538,500	$4,346,900

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$676,300	$844,100
Deferred revenue	2,433,500	2,772,900
Deferred rent	41,200	31,200
Severance liability	7,900	62,900
Total Current Liabilities	3,158,900	3,711,100

Warrants liability	602,900	979,800
Deferred revenue	379,700	476,200
Deferred rent	171,900	84,600
Total Liabilities	4,313,400	5,251,700

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 112,199,221 and 98,510,622 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	11,200	9,800
Additional paid-in capital	74,429,300	71,697,300
Accumulated deficit	(75,215,400)	(72,611,900)
Total Stockholders' Deficit	(774,900)	(904,800)
Total Liabilities and Stockholders' Deficit	$3,538,500	$4,346,900

See accompanying notes to unaudited condensed consolidated financial statements

HOPTO INC.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,289,200	$1,534,700	$4,036,100	$4,545,500
Costs of revenue	100,100	100,500	348,800	349,600
Gross profit	1,189,100	1,434,200	3,687,300	4,195,900

Operating expenses:
Selling and marketing	343,300	683,300	1,576,900	1,743,500
General and administrative	655,700	914,900	2,505,400	2,441,600
Research and development	1,195,300	1,444,500	3,873,100	3,533,300
Total operating expenses	2,194,300	3,042,700	7,955,400	7,718,400

Loss from operations	(1,005,200)	(1,608,500)	(4,268,100)	(3,522,500)

Other income (expense):
Change in fair value of warrants liability	54,700	(639,100)	1,665,900	680,100
Other, net	(200)	(200)	1,000	(500)
Loss from operations before provision for income tax	(950,700)	(2,247,800)	(2,601,200)	(2,842,900)
Provision for income tax	200	4,600	2,300	7,300
Net Loss	$(950,900)	$(2,252,400)	$(2,603,500)	$(2,850,200)
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Average weighted common shares outstanding – basic and diluted	112,058,708	94,836,777	111,397,562	87,992,742

See accompanying notes to unaudited condensed consolidated financial statements

HOPTO INC.
Condensed Consolidated Statements of Stockholders’ Deficit

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding
Beginning balance	98,510,622	82,616,750
Private placement of stock and warrants	11,299,999	—
Employee stock option issuances	256,818	1,459,972
Exercise of warrants	1,000,000	10,222,500
Vesting of restricted stock awards	1,131,782	1,208,412
Ending balance	112,199,221	95,507,634

Common stock – amount
Beginning balance	$9,800	$8,300
Par value of shares issued in private placement	1,200	—
Exercise of employee stock options	—	100
Exercise of warrants	100	900
Vesting of restricted stock awards	100	200
Ending balance	$11,200	$9,500

Additional paid-in capital
Beginning balance	$71,697,300	$62,425,400
Stock-based compensation expense	417,000	617,000
Company payment of employee taxes for stock-based compensation	(1,800)	—
Proceeds from exercise of employee stock options	47,800	302,600
Proceeds from exercise of warrants	259,800	2,614,400
Proceeds from private placement of common stock and warrants, net of par value of shares issued	3,388,800	—
Cost of private placement of common stock and warrants	(20,000)	—
Allocation of proceeds from common stock and warrants to warrants liability	(1,356,000)	—
Accretion of compensation expense, net of forfeitures – consultant warrants	(3,600)	11,800
Issuance of new warrants, per exercise agreement	—	514,800
New warrants recorded as cost of exercise agreement	—	(514,800)
Reclassification of warrants liability to equity from exercise of warrants	—	385,900
Issuance of new warrants, per offer to exercise	—	45,600
New warrants recorded as cost of offer to exercise	—	(45,600)
Reclassification of warrants liability to equity from amendment of warrants	—	4,391,000
Ending balance	$74,429,300	$70,748,100

Accumulated deficit
Beginning balance	$(72,611,900)	$(68,865,900)
Net loss	(2,603,500)	(2,850,200)
Ending balance	$(75,215,400)	$(71,716,100)
Total Stockholders’ Deficit	$(774,900)	$(958,500)

See accompanying notes to unaudited condensed consolidated financial statements

HOPTO INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(2,603,500)	$(2,850,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	296,900	187,700
Stock-based compensation expense	417,000	580,500
Company payment of employee taxes for stock-based compensation	(1,800)	—
Change in fair value of derivative instruments – warrants	(1,665,900)	(680,100)
Accretion of warrants liability for consulting services	(67,000)	35,700
Accretion of equity warrants for consulting services	(3,600)	11,800
Revenue deferred to future periods	(2,756,500)	2,725,500
Recognition of deferred revenue	2,320,600	(3,102,600)
Changes in severance liability	(55,000)	(122,300)
Changes in deferred rent	(9,300)	(19,900)
Changes to allowance for doubtful accounts	(23,800)	(4,300)
Changes in operating assets and liabilities:
Accounts receivable	377,600	169,800
Prepaid expenses	(53,100)	87,800
Accounts payable and accrued expenses	(231,800)	226,600
Other assets	(100)	15,200
Net Cash Used in Operating Activities	(4,059,300)	(2,738,800)

Cash Flows Used In Investing Activities:
Capital expenditures	(45,300)	(75,800)
Capitalized software development costs	—	(506,900)
Net Cash Used In Investing Activities	(45,300)	(582,700)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from exercise of warrants	260,000	2,615,300
Proceeds from exercise of employee stock options	47,800	302,700
Cost associated with private placement of common stock and warrants	(20,000)	—
Proceeds from private placement of common stock and warrants	3,390,000	—
Net Cash Provided By Financing Activities	3,677,800	2,918,000

Net Decrease in Cash	(426,800)	(403,500)
Cash - Beginning of Period	2,430,700	3,960,600
Cash - End of Period	$2,003,900	$3,557,100

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report, as amended, on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 31, 2014 (“2013 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2014 or any future period.

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

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During 2012, we recorded $721,800 of severance expense, including stock compensation expense. Such expense was recorded as a result of a separation agreement and a release with Robert Dilworth in connection with Mr. Dilworth’s resignation as our Chief Executive Officer and as a member of our board of directors. In addition, during 2013 we recorded an additional $75,700 of severance expense as a result of a separation and release agreement we entered into with a former vice president-level employee (See Note 5). An aggregate of $7,900 and $62,900 is reported as a severance liability, at September 30, 2014 and December 31, 2013, respectively.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or nine-month periods ended September 30, 2014 or 2013.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended September 30, 2014 and 2013:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2014	$20,400	$—	$—	$(2,200)	$18,200
2013	24,600	—	—	5,000	29,600

The following table sets forth the details of the Allowance for Doubtful Accounts for the nine-month periods ended September 30, 2014 and 2013:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2014	$42,000	$—	$—	$(23,800)	$18,200
2013	33,900	—	—	(4,300)	29,600

Concentration of Credit Risk

For the three and nine-month periods ended September 30, 2014 and 2013 respectively, we considered the customers listed in the following tables to be our most significant customers. The tables set forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of September 30, 2014 and 2013.

	Three Months Ended September 30, 2014	As of September 30, 2014	Three Months Ended September 30, 2013	As of September 30, 2013
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	7.3%	22.4%	8.4%	16.2%
Centric	4.2%	10.7%	4.0%	3.5%
Elosoft	5.7%	12.7%	10.4%	15.1%
G E	17.8%	4.1%	9.7%	16.5%
IDS	9.3%	0.0%	9.9%	4.5%
Seagate Technology	7.4%	2.2%	1.4%	2.3%
Total	51.7%	52.1%	43.8%	58.1%

	Nine Months Ended September 30, 2014	As of September 30, 2014	Nine Months Ended September 30, 2013	As of September 30, 2013
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	5.3%	22.4%	7.5%	16.2%
Centric	6.0%	10.7%	3.2%	3.5%
Elosoft	6.4%	12.7%	6.3%	15.1%
G E	14.5%	4.1%	6.8%	16.5%
IDS	7.0%	0.0%	6.6%	4.5%
Total	39.2%	49.9%	30.4%	55.8%

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

As of September 30, 2014, all of our $602,900 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 4).

Recent Accounting Pronouncements

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40)”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in the update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We will evaluate the going concern considerations in this ASU, however, at the current period, we do not believe that the Company has met conditions which would subject its consolidated financial statements to additional disclosure.

In June 2014, FASB issued ASU No. 2014-12 “Compensation – Stock Compensation (Topic 718)” (“ASU 2014-12”). The objective of ASU 2014-12 is to resolve the diverse accounting treatment being applied in practice by reporting entities in the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards, particularly those awards whose terms may provide that the performance target could be achieved after the employee completes the requisite service period. That is, the employee would be eligible to vest in the award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and earlier adoption is permitted. The share-based payment awards we currently have outstanding which have performance targets do not contain clauses wherein the performance target could be achieved after the employee completes the requisite service period; accordingly, adoption of ASU 2014-12 did not have a material impact on our results of operations, cash flows or financial position.

In May 2014, FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). ASU 2014-09 is the end result of a joint project initiated by FASB and the International Accounting Standards Board (“IASB”). IASB is the body that sets International Financial Reporting Standards (“IFRS”). The goal of FASB’s and IASB’s joint project was to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and under IFRS. Specifically, ASU 2014-09:

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

In April 2014, FASB issued ASU No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)” (“ASU 2014-08”). The objective of ASU 2014-08 is to address issues in Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations”, that give rise to complexity and difficulties in practice. Generally, ASU 2014-08 is effective for discontinued operations that occur within annual periods beginning on or after December 31, 2014, and interim periods within those years. Early adoption is permitted, but only for discontinued operations that have not been reported in financial statements previously issued or available for issuance. We currently have no discontinued operations to report; consequently, adoption of ASU 2014-08 did not have a material impact on our results of operations, cash flows or financial position.

In July 2013, FASB issued ASU No. 2013-11 “Income Taxes (Topic 740)” (“ASU 2013-11”). The objective of ASU 2013-11 is to provide explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. FASB recognized that there was inconsistency in how previous guidance in this topic was applied in practice; thus, the objective of ASU 2013-11 is to eliminate the diversity of how previous guidance was applied. ASU 2013-11 became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. As the amendments in ASU 2013-11 do not require new recurring disclosures, rather, they are aimed at creating consistency in how previous guidance is applied, we do not believe that adoption of ASU 2013-11 will have a material impact on our results of operations, cash flows or financial position.

3. Property and Equipment

Property and equipment was:

	September 30, 2014	December 31, 2013
Equipment	$306,400	$1,243,500
Furniture	231,600	432,400
Leasehold improvements	167,600	147,500
	705,600	1,823,400
Less: accumulated depreciation and amortization	(311,200)	(1,521,300)
	$394,400	$302,100

Aggregate property and equipment depreciation and amortization expense was $34,600 during the three-month period ended September 30, 2014 and $123,600 during the nine-month period ended September 30, 2014. During the nine-month period ended September 30, 2014, we capitalized the following costs: equipment; $35,700, furniture; $12,600, and leasehold improvements; $167,600. During the nine-month period ended September 30, 2014, we retired the following asset costs related to assets that were no longer in service as of September 30, 2014: equipment; $972,900, furniture; $213,400, and leasehold improvements; $147,500. All of the assets so retired were fully depreciated or amortized at the time of their respective retirement.

4. Liability Attributable to Warrants

On January 7, 2014, we entered into a securities purchase agreement (the “SPA”) with a limited number of institutional investors, pursuant to which we issued and sold for cash an aggregate 11,299,999 shares of our common stock at a purchase price of $0.30 per share (See Note 11) (the “2014 Transaction”). We also issued warrants to the investors for no additional consideration to purchase an aggregate 5,650,001 shares of our common stock at an exercise price of $0.40 per share from January 7, 2014 through January 7, 2019.

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

The warrants exercised had a remaining term of approximately 38 months, and had an exercise price of $0.26 per warrant, which was the original exercise price. We received cash proceeds of $2.34 million as a result of the warrants exercised. In consideration for the early exercise of these warrants, we issued to the five investors an aggregate of 4.5 million warrants to purchase common stock at an exercise price of $1.00 per warrant, with a term of five years from issuance (the “New Warrants”). The New Warrants that were issued on June 18, 2013, were substantially similar to the investor warrants that were exercised, and, after giving effect to the amendments to such warrants described below, such warrants have been recorded as a component of equity (additional paid-in capital “APIC”) at Level 3 fair value.

Using a binomial pricing model, we calculated the fair value of the New Warrants issued at the time of the Exercise Agreement to be $514,800. We used the following assumptions in the binomial pricing model: estimated volatility 185%; annualized forfeiture rate 0%; expected term 5 years; estimated exercise factor 1.5, risk free interest rate 1.07%; and dividends 0. The New Warrants were accounted for as a cost of the exercise of the warrants issued pursuant to the Exercise Agreement; as a result, a $514,800 reduction of APIC was also recorded. Accordingly, there was no net effect on equity because of the issuance of the new warrants.

Immediately prior to the exercise for cash, the five investors, who held a majority of the outstanding warrants issued in the 2011 Transaction to investors (“Investor Warrants”), agreed to amend the entire series of such warrants to delete the following provisions: (1) the price-based anti-dilution clause; (2) our right to lower the exercise price at our discretion; and (3) a clause that mandated that we buy the warrants for cash at their Black-Scholes value in the event of certain extraordinary transactions. By virtue of a majority-rule clause in the warrants, the elimination of these provisions from the Investor Warrants issued in the 2011 Transaction eliminated the warrant derivative liability classification related to all of the Investor Warrants issued in the 2011 Transaction, including those held by investors who did not exercise their warrants at the date of the amendment.

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

On August 9, 2013, we conducted the Offer to Exercise under the terms of the Exercise Agreement entered into and in connection with the June 17, 2013 transaction. In connection with the Offer to Exercise, warrants to purchase an aggregate of 305,000 shares of our common stock were exercised for which we received cash proceeds of $64,000. In consideration for the early exercise of these warrants, we issued an aggregate of 152,500 New Warrants at an exercise price of $1.00 per warrant, with a term of five years from issuance.

Using a binomial pricing model, we calculated the fair value of the New Warrants issued at the end of the Offer to Exercise to be $45,600. We used the following assumptions in the binomial pricing model: estimated volatility 171%; annualized forfeiture rate 0%; expected term 4.875 years; estimated exercise factor 4, risk free interest rate 1.31%; and dividends 0. The New Warrants were accounted for as a cost of the exercise of the warrants issued pursuant to the Exercise Agreement; as a result, a $45,600 reduction of APIC was also recorded. Accordingly, there was no net effect on equity because of the issuance of the new warrants.

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

The fair market value of our common stock was $0.12 and $0.54 per share as of September 30, 2014 and 2013, respectively.

We used a binomial pricing model to determine the fair value of our warrants liability at September 30, 2014 and December 31, 2013, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Transaction
September 30, 2014	102%	—	1.95	3.5	0.56%	—
December 31, 2013	102%	—	2.67	3.5	0.51%	—
2014 Transaction
September 30, 2014	126%	—	4.33	3.5	1.54%	—
December 31, 2013	—	—	—	—	—	—
ipCapital
September 30, 2014	101%	—	2.06	4.0	0.60%	—
December 31, 2013	108%	—	3.79	4.0	0.53%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014:

Warrants liability – December 31, 2013 fair value	$979,800
Change in fair value of warrant liability recorded in other income	(1,665,900)
Change in fair value of warrant liability recorded in general and administrative expense	(67,000)
Aggregate fair value of the warrants liability associated with the 2014 Transaction warrants at issuance	1,356,000
Warrants liability – September 30, 2014 fair value	$602,900

The following tables reconcile the number of warrants outstanding for the periods indicated:

	For the Three-Month Period Ended September 30, 2014
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	10,302,500	—	—	—	10,302,500
2014 Transaction	5,650,001	—	—	—	5,650,001
ipCapital	400,000	—	—	—	400,000
Exercise Agreement	4,500,000	—	—	—	4,500,000
Consultant Warrant (1)	169,273	—	—	—	169,273
Offer to Exercise	152,500	—	—	—	152,500
	21,174,274	—	—	—	21,174,274

	For the Nine-Month Period Ended September 30, 2014
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	11,302,500	—	(1,000,000)	—	10,302,500
2014 Transaction	—	5,650,001	—	—	5,650,001
ipCapital	400,000	—	—	—	400,000
Exercise Agreement	4,500,000	—	—	—	4,500,000
Consultant Warrant (1)	312,500	—	—	(143,227)	169,273
Offer to Exercise	152,500	—	—	—	152,500
	16,667,500	5,650,001	(1,000,000)	(143,227)	21,174,274

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

During the three-month period ended September 30, 2014, we agreed to provide a terminated employee a lump sum salary payment and 4 months of medical coverage payments which will end December 31, 2014.

The following table summarizes the salary continuation and medical coverage payments during the three-month period ended September 30, 2014.

	Compensation	Medical Coverage	Total
Balance at June 30, 2014	$—	$—	$—
Accrued interest	—	—	—
Separation agreement August 2014	37,500	10,500	48,000
Payments	(37,500)	(2,600)	(40,100)
Balance at September 30, 2014	$—	$7,900	$7,900

The following table summarizes the salary continuation and medical coverage payments during the nine-month period ended September 30, 2014.

	Compensation	Medical Coverage	Total
Balance at December 31, 2013	$62,900	$—	$62,900
Accrued interest	1,700	—	1,700
Separation Agreement August 2014	37,500	10,500	48,000
Payments	(102,100)	(2,600)	(104,700)
Balance at September 30, 2014	$—	$7,900	$7,900

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

As of September 30, 2014 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$1,500	$49,500	$51,000
Deferred rent benefit	39,700	122,400	162,100
	$41,200	$171,900	$213,100

As of December 31, 2013 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$7,200	$24,600	$31,800
Deferred rent benefit	24,000	60,000	84,000
	$31,200	$84,600	$115,800

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

7. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2014 and 2013, respectively, by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Classification	2014	2013	2014	2013
Costs of revenue	$1,700	$(500)	$4,800	$3,300
Selling and marketing expense	20,900	39,800	47,800	118,700
General and administrative expense	58,100	76,300	304,500	255,800
Research and development expense	6,100	74,400	59,900	202,700
	$86,800	$190,000	$417,000	$580,500

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended September 30, 2014.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – June 30, 2014	11,105,267	$0.21
Granted	-	-
Exercised	-	-
Forfeited or expired	(1,445,985)	0.16
Outstanding – September 30, 2014	9,659,282	$0.22	5.44	$55,400

The following table presents summaries of the status and activity of our stock option awards for the nine-month period ended September 30, 2014.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2013	12,019,328	$0.21
Granted	-	-
Exercised	(256,818)	0.19
Forfeited or expired	(2,103,228)	0.19
Outstanding – September 30, 2014	9,659,282	$.22	5.44	$55,400

Of the options outstanding as of September 30, 2014, 8,156,814 were vested, 1,448,682 were estimated to vest in future periods and 53,786 were estimated to be forfeited prior to their vesting. As of September 30, 2014, there was approximately $127,300 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. Such cost is expected to be recognized over a weighted-average period of approximately nine months.

All options are exercisable immediately upon grant. Options vest, ratably over a 33-month period commencing in the fourth month after the grant date. We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

The following table presents summaries of the status and activity of our restricted stock awards for the three-month period ended September 30, 2014. We include the common stock underlying the restricted stock award in shares outstanding once such common stock has vested and the restriction has been removed (“releases” or “released”). The common stock vests ratably, over a 33-month period commencing in the fourth month after the award date.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – June 30, 2014	3,625,457	$0.24
Awarded	-	-
Released	(313,388)	0.24
Forfeited	(635,202)	0.32
Outstanding – September 30, 2014	2,676,867	$0.22	2.09	$679,600

The following table presents summaries of the status and activity of our restricted stock awards for the nine-month period ended September 30, 2014.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – December 31, 2013	3,938,426	$0.24
Awarded	2,152,000	0.19
Released	(1,131,782)	0.26
Forfeited	(2,281,777)	0.27
Outstanding – September 30, 2014	2,676,867	$0.22	2.09	$679,600

As of September 30, 2014, there was approximately $679,600 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately 24 months.

8. Revenue

Revenue for the three-month periods ended September 30, 2014 and 2013 was:

			2014 Over (Under) 2013
Revenue	2014	2013	Dollars	Percent
Software Licenses
Windows	$425,600	$559,600	$(134,000)	-23.9%
UNIX/Linux	186,200	219,900	(33,700)	-15.3%
	611,800	779,500	(167,700)	-21.5%
Software Service Fees
Windows	460,100	511,300	(51,200)	-10.0%
UNIX/Linux	197,300	226,500	(29,200)	-12.9%
	657,400	737,800	(80,400)	-10.9%
Other	20,000	17,400	2,600	14.4%
Total Revenue	$1,289,200	$1,534,700	$(245,600)	-16.0%

Revenue for the nine-month periods ended September 30, 2014 and 2013 was:

			2014 Over (Under) 2013
Revenue	2014	2013	Dollars	Percent
Software Licenses
Windows	$1,531,600	$1,673,400	$(141,800)	-8.5%
UNIX/Linux	429,600	670,100	(240,500)	-35.9%
	1,961,200	2,343,500	(382,300)	-16.3%
Software Service Fees
Windows	1,440,000	1,471,700	(31,700)	-2.2%
UNIX/Linux	588,800	686,300	(97,500)	-14.2%
	2,028,800	2,158,000	(129,200)	-6.0%
Other	46,100	44,000	2,100	4.8%
Total Revenue	$4,036,100	$4,545,500	$(509,400)	-11.2%

9. Cost of Revenue

Cost of revenue for the three-month periods ended September 30, 2014 and 2013 was:

			2014 Over (Under) 2013
	2014	2013	Dollars	Percent
Software service costs	$26,300	$64,100	$(37,800)	-59.0%
Software product costs	73,800	36,400	37,400	102.7%
	$100,100	$100,500	$(400)	-0.4%

Cost of revenue for the nine-month periods ended September 30, 2014 and 2013 was:

	Nine Months Ended September 30,		2014 Over (Under) 2013
	2014	2013	Dollars	Percent
Software service costs	$136,400	$191,900	$(55,500)	-28.9%
Software product costs	212,400	157,700	54,700	34.7%
	$348,800	$349,600	$(800)	-0.2%

10. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	September 30, 2014	December 31, 2013
Software development costs	$1,119,400	1,119,400
Accumulated amortization	(673,300)	(500,000)
	$446,100	$619,400

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $52,700 and $173,300 during the three and nine-month periods ended September 30, 2014, respectively, and $24,000 and $107,100 during the three and nine-month periods ended September 30, 2013, respectively.

We did not record any capitalized software development costs during the nine-month period ended September 30, 2014. We recorded $79,100 and $543,600 of capitalized software development costs during the three and nine-month periods ended September 30, 2013, respectively. Such costs capitalized during 2013 were associated with the development of hopTo. Had these costs not met the criteria for capitalization, they would have been expensed.

11. Stockholders’ Equity

2014 Transaction

During the three-month period ended March 31, 2014, we issued and sold for cash an aggregate 11,299,999 shares of our common stock at a purchase price of $0.30 per share in the 2014 Transaction that resulted in gross proceeds of $3,390,000 (See Note 4).

The 2014 Transaction was recorded into the financial statements as follows:

Gross cash proceeds	$3,390,000
Less: gross proceeds allocated to warrants liability – investors	(1,356,000)
Gross proceeds allocated to additional paid-in capital and common stock	2,034,000
Less: cash issuance costs – legal fees	(20,000)
Recorded in additional paid-in capital and common stock	$2,014,000

In conjunction with the 2014 Transaction, we recorded a warrants liability of $1,356,000 as of January 7, 2014 on our Balance Sheet (See Note 4).

Prior to the consummation of the 2014 Transaction, we had entered into negotiations with potential investors in which we had discussed various investment scenarios that ultimately were not pursued. We incurred an aggregate $41,200 of legal fees associated with these plans that we charged to operating expense during 2013.

Accounting fees associated with the 2014 Transaction, which aggregated approximately $9,600, were deemed immaterial and were charged to operating expense during the three-month period ended March 31, 2014.

Stock Repurchase Program

During each of the three and nine-month periods ended September 30, 2014 and 2013, we did not repurchase any of our common stock under the terms of our Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of September 30, 2014, approximately $782,600 remained available for future purchases under this program. We are not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at our discretion.

12. Commitments and Contingencies

On February 1, 2014, we relocated our corporate offices to a larger suite within our landlord’s office complex in Campbell, California. We are currently leasing 10,659 square feet under a five-year lease that, unless renewed, will expire in October 2018. The following table sets forth the minimum lease payments we will be required to make throughout the remainder of the lease:

Year	Amount
Remainder of 2014	$111,800
2015	450,600
2016	464,200
2017	478,100
2018	366,600
$1,871,300

13. Supplemental Disclosure of Cash Flow Information

We did not disburse any cash for the payment of interest expense during the nine-month periods ended September 30, 2014 or 2013.

We disbursed $2,000 and $1,800 for the payment of income taxes during the nine-month periods ended September 30, 2014 and 2013, respectively. Such disbursement was made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs Ltd.

During the nine-month period ended September 30, 2014, we reduced our warrants liability by $1,732,900, which was recorded in the Condensed Consolidated Statement of Operations. Such reduction reflected the aggregate fair value adjustments we recorded during such period, which was partially offset by the recording of the $1,356,000 fair value of warrants issued in conjunction with the 2014 Transaction. No cash was disbursed in conjunction with these items (see Note 4).

During the nine-month period ended September 30, 2014, we capitalized $106,600 of leasehold improvements for which no cash was disbursed. We recorded $81,600 of such amount to long-term liabilities – deferred rent, and $25,000 to current liabilities – deferred rent.

During the nine-month period ended September 30, 2014, we capitalized $64,000 of fixed assets for which no cash was disbursed. All of the amounts so capitalized were reported within accounts payable and accrued expenses.

During the nine-month period ended September 30, 2014, we retired $1,333,800 of fixed assets that were no longer in service as of September 30, 2014. All of the assets retired were fully depreciated or amortized at the time of their respective retirement (See Note 3).

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

For the three and nine-month periods ended September 30, 2014 and for the three and nine-month periods ended September 30, 2013, 33,510,414 and 33,707,201 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be antidilutive.

15. Segment Information

FASB has established guidance for reporting information about operating segments that require segmentation based on our internal organization and reporting of revenue and operating income, based on internal accounting methods. Our financial reporting systems present various data for management to operate the business prepared in methods consistent with such guidance.

We currently operate our business in two segments; namely GO-Global and hopTo. Currently, GO-Global is the only segment that generates revenue.

Segment revenue for the three-month periods ended September 30, 2014 and 2013 was as follows:

			Increase (Decrease)
	2014	2013	Dollars	Percentage
GO-Global	$1,289,200	$1,534,700	$(245,500)	-16.0%
hopTo	—	—	—	n/a
Consolidated Total	$1,289,200	$1,534,700	$(245,500)	-16.0%

Segment revenue for the nine-month periods ended September 30, 2014 and 2013 was as follows:

			Increase (Decrease)
	2014	2013	Dollars	Percentage
GO-Global	$4,036,100	$4,545,500	$(509,400)	-11.2%
hopTo	—	—	—	n/a
Consolidated Total	$4,036,100	$4,545,500	$(509,400)	-11.2%

Segment income (loss) operations for the three and nine-month periods ended September 30, 3014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GO-Global	$677,000	$800	$2,108,700	$(204,500)
hopTo	(1,682,200)	(1,609,300)	(6,376,800)	(3,318,000)
Total	$(1,005,200)	$(1,608,500)	$(4,268,100)	$(3,522,500)

We do not allocate interest, other income, other expense, or income tax to our segments.

As of September 30, 2014 segment fixed assets (long-lived assets) were as follows:

		Accumulated
		Depreciation
	Cost Basis	/Amortization	Net
GO-Global	$670,100	$(634,600)	$35,500
hopTo	3,994,000	(3,189,000)	805,000
Unallocated	140,000	—	140,000
Total	$4,804,100	$(3,823,600)	$980,500

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

Go-Global software revenue by country for the three-and nine month periods ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Country	2014	2013	2014	2013
United States	$631,600	$677,600	$1,778,100	$1,886,000
Brazil	108,300	161,000	463,700	415,100
Germany	61,200	84,600	222,900	354,200
Other Countries	488,100	611,500	1,571,400	1,890,200
Total	$1,289,200	$1,534,700	$4,036,100	$4,545,500

16. Related Party Transactions

Tamalpais Partners LLC

Steven Ledger, former Chairman of our Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, (“Tamalpais”) a business consulting firm. On March 17, 2014, contemporaneous with Mr. Ledger’s resignation from our board, we mutually agreed with Mr. Ledger to terminate our consulting agreement with Tamalpais. We paid Tamalpais $12,000 and $18,000 for the three-month periods ended March 31, 2014 and 2013, respectively, for services rendered to us under the terms of this consulting agreement. No amounts were due Tamalpais at either September 30, 2014 or 2013.

When Mr. Ledger resigned as our Chairman, we entered into a short-term consulting agreement with Mr. Ledger that was separate from the terminated agreement with Tamalpais. Under that exclusive consulting agreement, Mr. Ledger began providing consulting services to our Board of Directors for a term that commenced upon his resignation, and ended on August 15, 2014. The consulting agreement also provided that Mr. Ledger’s then currently unvested options to purchase our common stock granted during his term as a director will continue to vest during the term of the consulting agreement in accordance with their original terms. In addition, the agreement provides that the period in which to exercise such options will be extended through the end of 2014. Mr. Ledger will also be reimbursed for his reasonable expenses incurred in connection with rendering services to our Board of Directors in accordance with our expense reimbursement policies. The consulting agreement also contains confidentiality, mutual non-disparagement and independent contractor-related provisions.

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

For the three and nine-month periods ended September 30, 2014 and 2013 we paid ipCapital an aggregate of $0 and $31,200, respectively, for services performed under the engagement agreement, as amended. No amounts were due ipCapital at September 30, 2014 and 2013.

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

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock and should be recorded as a liability. We recognize the warrants liability over their vesting period, and in accordance with the liability method of accounting, we re-measure the fair value of the accrued warrants at each balance sheet date and recognize the change in fair value as general and administrative compensation expense (See Note 4). We recognized $1,000 and $49,500 as a component of general and administrative expense during the three-month periods ended September 30, 2014 and 2013, respectively, and $67,000 and $35,700 during the nine-month periods ended September 30, 2014 and 2013, respectively, resulting from the change in fair value.

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

The agreement is effective as of February 4, 2013, and will end 18 months after we or ipCLC serve 60 days written notice of termination to the other party (with earlier termination possible in the event of a material breach). The agreement provides for customary confidentiality undertakings, limitations on ipCLC’s total liability and mutual indemnification provisions. For both the three and nine-months ended September 30, 2014 and 2013, we have incurred zero costs.

We believe the terms of the agreement are fair and reasonable to us and are at least as favorable as those that could be obtained on an arms’ length basis.

17. Subsequent Events

On November 6, 2014, one of our larger ISV stocking resellers placed a stocking order for $1.5 million worth of GO-Global products and services. Per the standard payment terms of our arrangement with this reseller, we expect to receive the $1.5 million in January 2015. As with all stocking orders, revenue for this order will be recognized as the products and services are delivered to the reseller’s end users.

On November 10, 2014, we launched the first commercial version of HopTo Work, our mobile productivity workspace platform which includes an app available in Apple’s App Store and a server component which is sold through resellers and downloaded directly from hopTo’s website.

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

Recent Developments

On October 30, 2014, we announced that Barry Flanagan would be joining hopTo as our Vice President of Sales effective November 3, 2014.

On November 6, 2014, one of our larger ISV stocking resellers placed a stocking order for $1.5 million worth of GO-Global products and services. Per the standard payment terms of our arrangement with this reseller, we expect to receive the $1.5 million in January 2015. As with all stocking orders, revenue for this order will be recognized as the products and services are delivered to the reseller’s end users.

On November 10, 2014, we launched the first commercial version of HopTo Work, our mobile productivity workspace platform which includes an app available in Apple’s App Store and a server component which is sold through resellers and downloaded directly from hopTo’s website.

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters are located at 1919 S. Bascom Avenue, Suite 600, Campbell, California, 95008 and our phone number is 1-800-472-7466. We also have an office in Concord, New Hampshire. Additionally, we have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.hopto.com. The information on our website is not part of this quarterly report.

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

The current industry addresses this need using one of two approaches. Certain companies have developed new productivity tools that include apps for mobile devices, which attempt to reach a level of compatibility and feature set comparable to established productivity tools for the personal computer (“PC”), such as Microsoft® Office (which runs on Microsoft Windows® operating system and Mac OSX®). Although these tools are generally well-adapted to the unique constraints of mobile devices, they currently suffer from a limited feature set and from severe compatibility issues with PC-based tools, such as Microsoft Office. Microsoft’s recently announced Office for the iPad does provide significant compatibility, but requires the use of Microsoft services such as OneDrive. We believe hopTo, unlike Office for the iPad, provides freedom and flexibility to use many popular alternatives, as well as remote access to Windows and Mac computers.

The second approach is a remote desktop access product, which connects the mobile device to an existing remote computer, such as a Mac or a PC (collectively “PCs”), or a remote “virtual machine” running on a server and appearing as a remote computer. This approach allows mobile users to leverage the capabilities of the remote computer to access the files and applications stored on those PCs, which are not typically available natively on the mobile device. We believe such an approach is limited because of the inherent user interface differences between applications designed for the large screen, mouse and keyboard typically associated with PCs, and applications designed for the smaller screens and touch-based input functionality of mobile devices.

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

The hopTo Product

hopTo addresses these issues with a comprehensive productivity workspace for mobile devices (currently for the Apple iPad) that empowers mobile users by offering them functionalities similar to what they have come to expect from their PCs. For example, hopTo aggregates files and documents from multiple storage silos (such as Box, Dropbox, Google Drive, Microsoft OneDrive, or the user’s PC) into a single touch-friendly workspace. From within this workspace, users are able to search for documents in the workspace (which includes their cloud storage silos and their PC), view, edit, and share their documents, and import photos from their iPad camera roll or Google Image from the Web.

hopTo provides powerful document editing capabilities that leverage legacy Windows applications, such as Microsoft Office, to give users a rich, native editing feature set. Its high degree of compatibility with Microsoft Office enables easy collaboration with other users running Microsoft Office on Mac or Windows PCs. We believe hopTo is unique in that it both leverages legacy applications for document editing and provides a touch-friendly user experience that, in our view, none of our competitors have achieved, and which mobile users will view as highly desirable.

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

hopTo Target Markets

Since its launch in November 2013, hopTo has proven, albeit on a free of charge basis to date, to be an appealing product to both the prosumer and SOHO markets based on downloads, user feedback, and third party reviews. For the remainder of 2014, we will continue to focus on these markets. We currently market and distribute hopTo through the Apple App Store, and over time may expand availability to other “app stores”, such as the Google Play Store. We currently offer hopTo free of charge, but we reserve the right to begin charging for it at any point, depending on user acceptance, our competitors’ pricing strategies, and other market conditions.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of November 1, 2014, we have 170 patent applications pending in the United States Patent Office (“USPTO”). Of these 170 applications, 15 patents have been granted by the USPTO. We have also received notice from the USPTO that 3 additional patent applications have been allowed and will ultimately issue as US patents in the next 60-90 days. We expect to file more applications throughout the remainder of 2014.

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”). John Cronin is a partner at ipCLC. Pursuant to the agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement. For both the three and nine-months ended September 30, 2014 and 2013, we have incurred zero costs.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2014 and 2013

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended September 30, 2014 and 2013 was:

			2014 Over (Under) 2013
Revenue	2014	2013	Dollars	Percent
Software Licenses
Windows	$425,600	$559,600	$(134,000)	-23.9%
UNIX/Linux	186,200	219,900	(33,700)	-15.3%
	611,800	779,500	(167,700)	-21.5%
Software Service Fees
Windows	460,100	511,300	(51,200)	10.0%
UNIX/Linux	197,300	226,500	(29,200)	-12.9%
	657,400	737,800	(80,400)	-10.9%
Other	20,000	17,400	2,600	14.9%
Total Revenue	$1,289,200	$1,534,700	$(245,500)	-16.0%

Revenue for the nine-month periods ended September 30, 2014 and 2013 was:

			2014 Over (Under) 2013
Revenue	2014	2013	Dollars	Percent
Software Licenses
Windows	$1,531,600	$1,673,400	$(141,800)	-8.5%
UNIX/Linux	429,600	670,100	(240,500)	-35.9%
	1,961,200	2,343,500	(382,300)	-16.3%
Software Service Fees
Windows	1,440,000	1,471,700	(31,700)	-2.2%
UNIX/Linux	588,800	686,300	(97,500)	-14.2%
	2,028,800	2,158,000	(129,200)	-6.0%
Other	46,100	44,000	2,100	4.8%
Total Revenue	$4,036,100	$4,545,500	$(509,400)	-11.2%

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

Software Licenses

Software licenses revenue from our Windows products decreased for the three and nine-month periods ended September 30, 2014, as compared with the same periods of the prior year primarily due to lower aggregate revenue derived from our stocking resellers.

Software licenses revenue from our UNIX/Linux products decreased during the three and nine-month periods ended September 30, 2014, as compared with the same periods of the prior year, primarily due to lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers. During the three-month period ended September 30, 2013, we learned that one of our significant European telecommunications customers, Ericsson, would no longer be ordering product or future maintenance contracts from us as their technology no longer utilized our GO-Global product.

Although we have developed a plan to stabilize our GO-Global revenue, we anticipate that revenue in 2014 from GO-Global product licenses will be lower than that from 2013 due to our strategic shift to the hopTo product.

We anticipate generating revenue from hopTo during 2014.

Software Service Fees

The decrease in software service fees revenue attributable to our Windows products during the three and nine-month periods ended September 30, 2014, as compared to the same periods of the prior year, is consistent with and primarily the result of the lower level of software licenses revenue and the commensurate decrease in maintenance contract renewals.

The decrease in service fees revenue attributable to our UNIX products for the three and nine-month periods ended September 30, 2014, as compared with the same periods of the prior year, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers, including Ericsson, as discussed above.

We expect that software service fees for 2014 will decrease slightly from 2013.

Other

The increase in other revenue for the three and nine -month periods ended September 30, 2014, as compared with the same period of the prior year was primarily due to an increase in private labeling fees. We typically recognize private labeling fees revenue only when such services are requested by a new stocking reseller; they sign a contract with us, simultaneously place their first stocking order and ultimately, when they sell through their entire first stocking order, we recognize the private labeling fees revenue. Private labeling fees do not comprise a material portion of our revenue streams, and they can vary from period to period.

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

Under GAAP, development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. During the three-month periods ended September 30, 2014 and 2013, we capitalized $0 and $79,100 of software development costs, respectively. During the nine-month periods ended September 30, 2014 and 2013, we capitalized $0 and $543,600 of software development costs, respectively. All of such capitalized costs were incurred in the development of hopTo.

Amortization of capitalized software development costs was $52,700 and $24,000 during the three-month periods ended September 30, 2014 and 2013, respectively, and $173,300 and $107,100 during the nine-month periods ended September 30, 2014 and 2013, respectively.

Cost of revenue was 7.8% and 6.5% of total revenue for the three months ended September 30, 2014 and 2013, respectively, and 8.6% and 7.7% of total revenue for the nine months ended September 30, 2014 and 2013, respectively.

Cost of revenue for the three-month periods ended September 30, 2014 and 2013 was:

			2014 Over (Under) 2013
	2014	2013	Dollars	Percent
Software service costs	$26,300	$64,100	$(37,800)	-59.0%
Software product costs	73,800	36,400	37,400	102.7%
	$100,100	$100,500	$(400)	-0.4%

Cost of revenue for the nine-month periods ended September 30, 2014 and 2013 was:

			2013 Over (Under) 2012
	2014	2013	Dollars	Percent
Software service costs	$136,400	$191,900	$(55,500)	-28.9%
Software product costs	212,400	157,700	54,700	34.7%
	$348,800	$349,600	$(800)	-0.2%

The decrease in software service costs for the three and nine-month periods ended September 30, 2014, as compared with the same periods of the prior year, was primarily due to lower customer demand for such services related to our GO-Global products. We expect aggregate software service costs for 2014 to be lower than such costs for 2013.

Software product costs increased in both the three and nine-month periods ended September 30, 2014 compared with the same periods in 2013 primarily due to amortization of hopTo development software costs which commenced in November of 2013.

We expect that software costs of revenue for 2014 will be lower than 2013 levels, due to these items.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month periods ended September 30, 2014 decreased by $340,000, or 49.8%, to $343,300, from $683,300 for the same period of 2013, which represented approximately 26.6% and 44.5% of revenue during these periods, respectively. Selling and marketing expenses for the nine-month period ended September 30, 2014 decreased by $166,600 or 9.6% to $1,576,900 from $1,743,500 for the same period in 2013, which represented approximately 39.1% and 38.4% of revenue during those periods, respectively.

The decrease in selling and marketing expenses during the three and nine-month periods ended September 30, 2014, as compared with the same periods of the prior year, was primarily due to lower headcount and marketing services costs.

We currently expect our full-year 2014 selling and marketing expenses to be lower than those for 2013 as we have revised our level of investment to highly efficient and targeted programs in both our hopTo and Go-Global product lines.

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

General and administrative expenses decreased by $259,200, or 28.3%, to $655,700, for the three-month period ended September 30, 2014, from $914,900 for the same period of 2013, which represented approximately 50.9% and 59.6% of revenue during these periods, respectively.

General and administrative expenses increased by $63,800, or 2.6%, to $2,505,400 for the nine-month period ended September 30, 2014, from $2,441,600 for the same period of 2013, which represented approximately 62.1% and 53.7% of revenue during these periods, respectively.

The decrease in general and administrative expense in the three-month period ended September 30, 2014, as compared with the same period of the prior year, was primarily due to a decrease in employee costs related to lower headcount.

The increase in general and administrative expense during the nine-month period ended September 30, 2014 was primarily due to a high level of activity surrounding our intellectual property. We have filed a substantial number of patent applications that began to be actively examined by the United States Patent Office during the latter half of 2013, with such examinations requiring a significant amount of response work from our patent attorneys. Additionally, we incurred costs in converting a significant number of previously-filed provisional patents into regular utility patent applications before their respective conversion deadlines expired, and we began to actively protect our trademarks.

Based on these items, we expect that general and administrative expense for 2014 will be higher than 2013 levels.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $249,200, or 17.3%, to $1,195,300, for the three-month period ended September 30, 2014, from $1,444,500 for the same period of 2013, which represented approximately 92.7% and 94.1% of revenue for these periods, respectively.

Research and development expenses increased by $339,800, or 9.6%, to $3,873,100, for the nine-month period ended September 30, 2014, from $3,533,300, which represented approximately 96.0% and 77.7% of revenue for these periods, respectively.

During the nine-month periods ended September 30, 2014 and 2013, we capitalized $0 and $659,600, respectively, of software development costs. Such costs were incurred in the development of hopTo product.

The decrease in research and development expense for the three-month period ended September 30, 2014, as compared with the same periods of the prior year, resulted from establishing more cost effective engineering consulting contracts.

The increase in research and development expense during the nine-month period ended September 30, 2014 was due primarily to the net effect of capitalization of software development expense in the prior year period. Gross research and development during the nine-month period ended September 30, 2014 was actually lower than the prior year period by $319,800 or 7.6%. This lower expense is due to our efforts to effectively manage expenses through lower headcount and more cost effective engineering consulting contracts.

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

Other Income (Expense) - Change in Fair Value of Warrants Liability

During the three and nine-month periods ended September 30, 2014 we reported non-cash income related to the change in fair value of our Warrants Liability of $54,700 and $1,665,900, respectively. During the three month period ended September 30, 2013, we reported non-cash expense related to the change in fair value of our Warrants Liability of $639,100, and during the nine-month period ending September 30, 2013 we reported non-cash income of $680,100. Such amounts resulted from price changes in the market value for our common stock and can vary from period to period due to the exercise and/or issuance of warrants accounted for under the liability method. For further information regarding our Warrants Liability, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

Based on the foregoing, we reported net losses of $950,900 and $2,252,400 for the three-month periods ended September 30, 2014, and 2013, respectively. Additionally, we reported net losses of $2,603,500 and $2,850,200 for the nine-month periods ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our reported net loss for the nine-month period ended September 30, 2014 of $2,603,500 included three significant non-cash items: depreciation and amortization of $296,900, which were primarily related to amortization of capitalized software development costs, stock-based compensation expense of $417,000 and a gain in the change in value of our warrants liability of $1,665,900.

We invested $45,300 in capital expenditures during the nine-month period ended September 30, 2014, primarily related to our new products development team, located in our office in Campbell, California, as well as leasehold improvements made to such office.

During the nine-month period ended September 30, 2014, 1,000,000 warrants and 256,818 employee options were exercised, which provided cash flows from financing activities of $260,000 and $47,800, respectively. Additionally, in conjunction with a private placement of our common stock, we sold and issued to investors 11,299,999 shares of our common stock and warrants to purchase 5,650,001 shares of our common stock at an exercise price of $0.40, which provided cash flows from financing activities of $3,370,000, net of cash issuance costs.

We are aggressively looking at ways to improve our revenue stream through the development, marketing and sale of new products. We have reorganized our GO-Global operations in order to align its cost structure with its sales. We have reorganized our hopTo operations to increase efficiency, we have reduced its engineering and administrative workforce, reduced certain of its non-labor expenses, and as a result of these actions, we expect such reductions to result in a cash savings of approximately $375,000 in our operating expenses throughout the remainder of 2014. Should business combination opportunities present themselves to us, and should such opportunities appear to make financial sense and add value for our shareholders, we will consider those opportunities.

During the fourth quarter of 2014, we expect to continue to prioritize the investment of our resources into the development of various new products. Further, due to our expected investments in new products and continued investments in intellectual property, we expect our net cash outflow from operations to continue. Based on our cash on hand as of September 30, 2014, the aforementioned reductions in expenditures, and the anticipation of stabilized revenue from our legacy GO-Global business, we believe that we will have sufficient capital resources to support our basic operational plans for the next twelve months; however; full implementation of our business plans for the next twelve months will require capital from issuances of debt or equity, or other sources, or new revenue from our recently launched hopTo product.

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

Cash

As of September 30, 2014, our cash balance was $2,003,900, as compared with $2,430,700 as of December 31, 2013, a decrease of $426,800, or 17.6%. The decrease primarily resulted from the cash used in our operations, as well as the investments we made in fixed assets, partially offset by the cash provided our financing activities, which was comprised of the net cash received from a private placement of our common stock and warrants to purchase our common stock, and cash received from the exercise of warrants and employee stock options.

On November 6, 2014, one of our larger ISV stocking resellers placed a stocking order for $1.5 million worth of GO-Global products and services. Per the standard payment terms of our arrangement with this reseller, we expect to receive the $1.5 million in January 2015. As with all stocking orders, revenue for this order will be recognized as the products and services are delivered to the reseller’s end users.

Accounts Receivable, net

At September 30, 2014 and December 31, 2013, we reported accounts receivable, net, of $457,900 and $811,700, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $18,200 and $42,000 at September 30, 2014 and December 31, 2013, respectively. The decrease in accounts receivable, net, was mainly due to lower sales during the three-month period ended September 30, 2014, as compared with the three-month period ended December 31, 2013. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of September 30, 2014, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three and nine-month periods ended September 30, 2014 and 2013, no repurchases were made. As of September 30, 2014, $782,600 remains available for stock purchases under this program.

Working Capital

As of September 30, 2014, we had current assets of $2,558,000 and current liabilities of $3,158,900, which netted to working capital deficit of $600,900. Included in current liabilities was the current portion of deferred revenue of $2,433,500.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any unregistered securities during the quarter ended September 30, 2014.

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
101*

The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the Nine Months ended September 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

   * Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.
(Registrant)

Date:	November 14, 2014		Date:	November 14, 2014

By:	/s/ Eldad Eilam		By:	/s/ Jean-Louis Casabonne
	Eldad Eilam			Jean-Louis Casabonne
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer and
Principal Accounting Officer)