Form 10-K
period 2014-12-31
hopTo Inc.
filed 2015-03-31
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

☐ Large accelerated filer     ☐ Accelerated filer     ☐Non-Accelerated filer     ☑ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                            Yes ☐     No ☑

As of June 30, 2014, the aggregate market value of the Registrant’s common stock held by non-affiliates was $13,429,355.

As of March 25, 2015, there were outstanding 117,399,479 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the fiscal year ended December 30, 2014 (“Proxy Statement”) to be issued in conjunction with the Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-K. The Proxy Statement (or a Form 10-K/A) will be filed by the Registrant with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2014.

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

PART I

ITEM 1.     BUSINESS

Introduction

We are developers of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Our newest product, which is called hopTo, will be marketed to both consumers and businesses. hopTo provides mobile end-users with a productivity workspace for their mobile devices that allows them to manage, share, view, and edit their documents, regardless of where they are stored. We launched the first commercial version of hopTo through Apple’s App Store on November 14, 2013. This version was targeted at Apple’s tablet devices, the iPad and the iPad Mini. From the initial launch through 2014, we made hopTo available for free. On November 10, 2014, we launched the first version of hopTo Work, a version of the hopTo workspace made available to businesses for a fee. hopTo Work expands upon the core capabilities of hopTo by providing mobile access to applications that businesses rely on for their daily operations.

Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform.

In addition to hopTo, we also sell a family of products under the brand name GO-Global, which is a software application publishing business and was our sole revenue source in 2014 and prior periods. GO-Global is an application access solution for use and/or resale by independent software vendors (“ISVs”), corporate enterprises, governmental and educational institutions, and others, who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

Over the years, we have also made significant investments in intellectual property (“IP”). We have filed many patents designed to protect the new technologies embedded in hopTo, and we plan to continue to aggressively invest in the creation and protection of new IP as we continue to develop hopTo and other products.

Recent Developments

On March 24, 2015, we announced availability of hopTo Work for tablets based on Google’s Android platform. We also announced the availability of a new feature set for hopTo Work called MAX – Mobile App eXperience which allows users to transform their existing Windows based applications into touch-friendly, useable mobile apps, without the need for complex and expensive modifications of the original application.

On February 4, 2015, our wholly-owned subsidiary GraphOn Corporation released the latest version of GO-Global (GO-Global for Windows v4.8.2 release focuses on expanding platform support and general maintenance updates).

On January 22, 2015, we announced the launch of its Mobile@Work partner program to enable partners to incorporate hopTo Work, a secure mobile productivity platform for small and medium sized businesses (SMB) and enterprise level companies, into their existing sales channels.

On January 15, 2015, we announced a new partnership with Entisys Solutions, a Concord, CA based consultancy that specializes in the virtualization and modernization of technology and integration of Citrix

On October 30, 2014, we announced that Barry Flanagan would be joining hopTo as our Vice President of Sales effective November 3, 2014.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate Internet Website investor webpage at www.hopto.com/investors (click the “Financial Reporting” link and then the “SEC Filings” link) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

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

The hopTo Work Product

In March, 2014, we announced our hopTo Work product which was subsequently released on November 11, 2014. hopTo Work builds upon the hopTo product (discussed below), bringing its core mobile productivity features to SMB/Enterprise users, with additional security and manageability functions. It targets Information Technology (“IT”) departments that are concerned with protecting and managing access to sensitive data, controlling access to business applications, compliance with internal policies and, in some cases, government regulations.

With hopTo Work, IT departments will be able to more easily and safely address these concerns while integrating mobile technology into their networks and user workflows. The initial version of hopTo Work leverages a customer’s existing Microsoft RDS infrastructure – a significant portion of Microsoft’s on-premise customer base – which enables an IT department to have mobile access for end users in minutes.

It will further enable business users to make a smooth and simple transition from PCs to mobile devices for all or part of their work. As with the original prosumer/SOHO version of hopTo, the premise of hopTo Work is that mobile users in SMB/Enterprise businesses using devices such as the Apple iPad would like to travel with just their tablets but still have the benefits of secure access and editing capabilities for documents in their corporate cloud or network storage, personal cloud storage, and on their Windows computers. In addition, hopTo Work delivers the capability to mobilize Windows applications that businesses and organizations rely on for their daily operation.

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

●

The ability to access and manage all of the user’s files and documents, no matter where they are stored. This includes enterprise document management systems, enterprise-class network servers and cloud storage services, or the user’s PC.

●	The ability to view, create, edit, manage, and share files through a native touch-screen mobile device interface rather than apps designed for legacy PC desktops with keyboards and mice.

●	The ability to access Windows applications and use them in a touch-friendly manner consistent with end user expectations for mobile devices.

●

The ability to multitask, which means working with multiple documents and applications at the same time, side-by-side. The iPad is inherently a single document environment, which we believe is a major shortcoming for most users.

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

●

The ability for IT departments to implement a “bring-your-own-device” (BYOD) solution that integrates mobile device use into daily workflows and enhances user productivity without compromising security, requiring additional server infrastructure, or putting an additional burden on the user experience.

●

The ability for IT departments to grant and revoke access to anyone for any data anywhere. Employees must have the ability to access corporate internal data (documents, file and applications) efficiently but without jeopardizing security.

hopTo Work Target Markets

We view hopTo Work, with its additional application mobilization, security and manageability features, as a product that appeals to the SMB and Enterprise markets. We expect sales strategies for the hopTo Work versions of the product to involve a combination of strategic partnerships with various relevant enterprise software companies, a sales partner channel, and a direct sales team, just to name a few. hopTo Work is a paid offering that is currently sold on a perpetual license plus maintenance model. Other models such as subscription based pricing might be made available in the future based on market requirements.

The hopTo Consumer Product

hopTo also offers a comprehensive productivity workspace for mobile devices (currently for the Apple iPad) that empowers mobile users by offering them functionalities similar to what they have come to expect from their PCs. For example, hopTo aggregates files and documents from multiple storage silos (such as Box, Dropbox, Google Drive, Microsoft OneDrive, or the user’s PC) into a single touch-friendly workspace. From within this workspace, users are able to search for documents in the workspace (which includes their cloud storage silos and their PC), view, edit, and share their documents, and import photos from their iPad camera roll or Google Image from Web.

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

The first commercially available version of hopTo was released on November 14, 2013, through the Apple App Store. hopTo currently runs on the Apple iPad family of devices, and we may make it available for other devices, such as the Apple iPhone and for devices based on the Google Android platform. This product is targeted at users who are transitioning from PC to mobile—to provide access to their content regardless of where it is stored, along with rich document editing capabilities, multitasking, file management, and more. The hopTo product is currently offered free of charge. Based on usage patterns and market acceptance we may, at some point in the future, decide to charge fees for this offering.

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

We also currently hold rights to patents. We regularly file patent applications to protect innovations arising from our research, development and design, and are currently pursuing additional patent applications.

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

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. Half of the warrant (200,000 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The vesting installments occurred on October 11, 2012 and 2013, and 2014 respectively. The remaining 200,000 shares became fully vested upon the completion to our satisfaction of all services that we had requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services.

As a result of ipCapital’s work under the engagement agreement, as amended, as of March 31, 2015, 173 new patent applications have been filed. Of these 173 applications, 19 patents have been granted by the USPTO. We have also received notice from the USPTO that 4 additional patent applications have been allowed and will ultimately issue as US patents in the next 60-90 days. We expect to file more applications in 2015.

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

ipCreate, Inc.

In 2013, we entered into an Engagement Letter (the “Agreement”), with ipCreate, Inc. (“ipCreate”). John Cronin is Chairman and CEO of ipCreate; Michael Brochu, who also serves on our Board of Directors, provides consulting services to ipCreate for compensation serves in an advisory capacity to ipCreate as a board observer. Pursuant to the Agreement, we engaged ipCreate to assist us in the definition and execution of our intellectual property strategy. Pursuant to the Agreement, and upon completion of certain tasks we requested ipCreate to perform, we paid ipCreate $100,000 during 2013, the full amount of compensation due them under the Agreement for the services performed.

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

●

We are party to a non-exclusive global purchasing agreement with Alcatel-Lucent, a telecommunications, network systems and services company. Pursuant to this relationship, which started in July 1999, Alcatel-Lucent has licensed our GO-Global for UNIX software for inclusion with their software products. Many of Alcatel-Lucent’s customers are using our server-based software to remote access Alcatel-Lucent's Network Management Systems (“NMS”) applications. Our current agreement with Alcatel-Lucent expired in December 2012. We have recently entered into negotiations with Alcatel to formally renew this agreement and expect our relationship with Alcatel-Lucent to continue throughout 2015 with terms consistent with those set forth in the expired contract.

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

We currently consider the following to be our most significant customers and partners. For the purposes of this table, “Sales” refers to the dollar value of orders received from these customers and partners in the period indicated. These Sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with stocking orders of software licenses and prepaid software service fees.

	2014	2013
Customer	% Sales	% Sales
Thermo LabSystems	4.4%	3.2%
Centric Systems	4.3%	3.4%
GAD eG	3.1%	5.1%
Ericsson	2.8%	6.2%
G E	30.2%	7.6%
IDS LLC	4.2%	5.9%
Alcatel-Lucent	4.1%	8.5%
Elosoft	5.7%	6.7%
Total	58.8%	46.6%

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

Research and Development

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products – principally hopTo. We invested approximately $4,911,400 and $4,999,900 in research and development with respect to our software products in 2014 and 2013, respectively. During 2014 and 2013 we capitalized an additional $16,500 and $546,300 of development investments incurred in the development of hopTo, respectively.

Competition

The software markets in which we participate are highly competitive.  Competitive factors in our market space include price, product quality, functionality, product differentiation and the breadth and variety of product offerings and product features.  Many of our competitors have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Moreover, many of our competitors offer broader product lines and have greater brand recognition than we do, and offer price discounts as a competitive tactic. But we believe that our products offer certain advantages over our competitors, particularly in product performance and market positioning.

Although hopTo Work is a unique mobile workspace offering, we believe it is at the intersection of several developing categories in the industry. These include Mobile Device Management (MDM), Enterprise Mobility Management (EMM), and a fairly new category that is becoming known as application mobilization, or application refactoring.

MDM and EMM are both types of tools that allow organizations to manage and deploy mobile devices with access to enterprise resources and information. The major competitors in this space are Citrix (through their XenMobile product line), VMware (through their AirWatch offering), Good Technology, Mobile Iron, and several other smaller providers.

In the application mobilization market, we believe we compete with products from Capriza, Inc., Reddo Mobility, Inc., and Powwow, Inc, as well several other providers.

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

Employees

As of March 31, 2015, we had a full-time equivalent of 31 total employees, including 7 in marketing, sales and support, 18.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 5 in administration and finance and 0.5 in our patent group. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

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

We have experienced significant operating losses since we began operations. We incurred losses from operations before provision for income taxes of $3,590,800 and $3,738,200 for the years ended December 31, 2014 and 2013, respectively. We expect to report an operating loss on a consolidated basis for the year ended December 31, 2015. In subsequent reporting periods, if revenues grow more slowly than anticipated, or if aggregate operating expenses exceed expectations, we will continue to be unprofitable. Even if we become profitable, we may be unable to sustain such profitability.

hopTo is subject to the risks of new software products in development and any failure to successfully commercially launch hopTo could have a material negative impact on us.

During April 2013 we launched the first public release of hopTo through Apple’s App Store and on November 14, 2013 we launched the first commercial version of hopTo through Apple’s App Store.  The releases are targeted at Apple’s tablet devices, the iPad and the iPad Mini. On November 10, 2014 we launched the first commercial version of hopTo Work through Apple’s App store.

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

hopTo and hopTo Work are new products in development. As such they face both development and market risks. Our development timetable could be adversely impacted by technical challenges that take longer than expected to resolve or third party delays, such as qualification standards imposed by companies such as Apple Inc. in the administration of the Apple app store. Even a successful and timely launch on app stores does not assure wide-scale adoption of a new product given the extremely competitive market for new productivity applications and the changing and difficult to ascertain demands of our target customers and users. In addition, we must develop a successful pricing policy to economically benefit from our development investments. Pricing policies are subject to considerable variation and require a high degree of judgment, and any significant failure to appropriately price our products could limit or even prevent our ability to effectively compete and profit from those products.

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

As of December 31, 2014, our cash balance was $1,557,100, as compared with $2,430,700 as of December 31, 2013, a decrease of $873,600, or 35.9%. The decrease primarily resulted from the cash consumed by our operations, as well as the investments we made in fixed assets, and increased employee costs, primarily associated with our new products development team. Such costs were partially offset by the $3,390,000 cash received as a result of the sale of shares of our common stock in a private placement on January 7, 2014 (the “2014 Private Placement).

Based on our cash on hand as of December 31, 2014, the payment for the $1.5 million GO-Global stocking order that we received in January 2015, the anticipation of continued revenue from our legacy GO-Global business, and the anticipation of revenue from our hopTo Work product, we believe that we will have sufficient liquidity to support our operational plans for the next twelve months; however; implementation of our business plans for hopTo Work for the next twelve months will require capital from issuances of debt or equity, or significant revenue from our recently launched hopTo Work product.

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

Sales of products within our GO-Global product families are likely to be our primary source of revenue during 2015.

Although we believe that we will begin to generate revenue through sales of hopTo Work during 2015, we anticipate that sales of products within our GO-Global product families, and related enhancements, will be our primary source of revenue during 2015. The success, if any, of our new GO-Global releases may depend on a number of factors, including market acceptance of the new GO-Global releases and our ability to manage the risks associated with introducing such releases. Declines in demand for our GO-Global products could occur as a result of, among other factors:

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

Our GO-Global and hopTo Work products are primarily sold through several distribution channels. An integral part of our strategy is to strengthen our relationships with resellers such as OEMs, systems integrators, VARs, distributors and other vendors to encourage these parties to recommend or distribute our products and to add resellers both domestically and internationally. We currently invest, and intend to continue to invest, significant resources to expand our sales and marketing capabilities. We cannot assure you that we will be able to attract and/or retain resellers to market our products effectively. Our inability to attract resellers and the loss of any current reseller relationships could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Additionally, we cannot assure you that resellers will devote enough resources to provide effective sales and marketing support to our products.

The markets in which we participate are highly competitive and have more established competitors.

The markets we participate in with GO-Global and hopTo Work are intensely competitive, rapidly evolving and subject to continuous technological changes. We expect competition to increase in each of these markets as other companies introduce additional competitive products. In order to compete effectively, we must continually develop and market new and enhanced products and market those products at competitive prices. As markets for our products continue to develop, additional companies, including companies in the computer hardware, software and networking industries with significant market presence, may enter the markets in which we compete and further intensify competition. A number of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, sales, technical, marketing and other resources than we do. We cannot give any assurance that our competitors will not develop and market competitive products that will offer superior price or performance features, or that new competitors will not enter our markets and offer such products. We believe that we will need to invest significant financial resources in research and development to remain competitive in the future in each of the markets in which we compete. Such financial resources may not be available to us at the time or times that we need them, or upon terms acceptable to us, or at all. We cannot assure you that we will be able to establish and maintain a significant market position in the face of our competition and our failure to do so would adversely affect our business.

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

As of December 31, 2014 and December 31, 2013, we had outstanding warrants for an aggregate of 21,174,274 and 16,667,500 shares of common stock, respectively, at weighted average exercise prices of $0.46 per share for both years.  As of December 31, 2014 and December 31, 2013, we had outstanding options exercisable for an aggregate of 10,287,999 and 12,019,328 shares of common stock, respectively, at weighted average exercise prices of $0.18 and $0.21 per share, respectively.  The holders may sell these shares exercisable under warrants or options in the public markets from time to time. In addition, as our stock price rises, more outstanding warrants and options will be “in-the-money” and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline. In addition, under the terms of the 2014 Private Placement, we issued 5,650,001 warrants at an exercise price of $0.40 per share and in certain circumstances, if we were to issue new warrants at an exercise price less than $0.40 per share, we would be required to issue additional warrants at a discount.

Our common stock is quoted on the FINRA OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted under the symbol “HPTO” on the FINRA OTC Bulletin Board market (“OTC Bulletin Board”) operated by FINRA (Financial Industry Regulatory Authority) and on the OTC Markets’ QB tier. Neither the OTC Bulletin Board nor the OTC QB tier is a “national securities exchange,” nor do either of them have any listing standards to which we are bound, and in general, each is a significantly more limited market than the markets operated by the New York Stock Exchange and NASDAQ.  The quotation of our shares on the OTC Bulletin Board and the OTC Markets’ QB tier could result in a less liquid market being available for existing and potential stockholders to trade shares of our common stock, which could depress the trading price of our common stock and have a long-term adverse impact on our ability to raise capital in the future. Because of the limited trading market for our common stock, and because of the significant price volatility, investors may not be able to sell their shares of common stock when they want to do so.

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

	Fiscal 2014 *		Fiscal 2013 *
Quarter	High	Low	High	Low
First	$0.38	$0.20	$0.63	$0.26
Second	$0.26	$0.10	$0.74	$0.27
Third	$0.16	$0.09	$0.56	$0.31
Fourth	$0.16	$0.09	$0.60	$0.35

* The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 25, 2015 there were approximately 143 holders of record of our common stock. Between January 1, 2015 and March 25, 2015 the high and low reported sales price of our common stock was $0.25 and $0.13, respectively, and on March 25, 2015 the closing price of our common stock was $0.19.

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

Unregistered Sales of Equity Securities

During the three-month period ended December 31, 2014, restricted stock awards for an aggregate 2,220,000 shares of common stock, at a weighted average award date fair market value of $0.14 per share, were awarded to certain non-executive employees. The grant of such restricted stock awards was not registered under the Securities Act of 1933, because the restricted stock awards were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to section 4(2).

On January 7, 2014, we entered into a securities purchase agreement with a limited number of “accredited investors” (within the meaning of Rule 501 promulgated under the Securities Act of 1933, as amended (the “Securities Act”)), pursuant to which we issued and sold for cash an aggregate of 11,299,999 shares of our common stock at a purchase price of $0.30 per share. We also issued warrants to the investors for no additional consideration to purchase an aggregate 5,650,001 shares of common stock at an exercise price of $0.40 per share from January 7, 2014 through January 7, 2019. We received cash proceeds of $3,390,000 from this placement. We offered and sold our shares and warrants without registration under the Securities Act pursuant to Section 4(2) of the Securities Act and in reliance on Rule 506 of Regulation D promulgated thereunder.

Stock Repurchase Program

On January 8, 2008, our Board of Directors authorized a program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. We made no repurchases of our outstanding common stock during either of the years ended December 31, 2014 or 2013.

Item 6. Selected Financial Data

Not applicable for smaller reporting companies.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are developers of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Our newest product, which is called hopTo, will be marketed to both consumers and businesses. hopTo will provide mobile end-users with a productivity workspace for their mobile devices that will allow users to manage, share, view, and edit their documents, regardless of where they are stored. We launched the first public release of hopTo through Apple’s App Store on April 15, 2013 and the first commercial version of hopTo on November 14, 2013. This release was targeted at Apple’s tablet devices, the iPad and the iPad Mini. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform. From the initial launch through 2014, we made hopTo available for free. On November 10, 2014, we launched the first version of hopTo Work, a version of the hopTo workspace made available to businesses for a fee. hopTo Work expands upon the core capabilities of hopTo by providing mobile access to applications that businesses rely on for their daily operations.

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

Post-employment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During the years ended December 31, 2014 and 2013 we recorded $48,100 and $75,700 of severance expense, respectively as a result of a separation and release agreement we entered into with a former vice president-level employee (See Note 6). An aggregate $0 and $62,900 is reported as a severance liability at December 31, 2014 and 2013, respectively.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. The following table sets forth the details of the Allowance for Doubtful Accounts for the years ended December 31, 2014 and 2013:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2014	$42,000	$—	—	$(9,400)	$32,600
2013	33,900	—	—	8,100	42,000

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

Stock-Based Compensation

We apply the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Codification Subtopic (ASC) 718-10, “Compensation – Stock Compensation.” We estimated the fair value of each option grant made during the years ended December 31, 2014 and 2013 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2014	2013
Estimated volatility	96% - 126%	113% - 125%
Annualized forfeiture rate	0% - 6.40%	5.34% - 10.02%
Expected option term (years)	10.00	10.00
Estimated exercise factor	1.5-15	6.5-15
Approximate risk-free interest rate	0.21 – 1.06%	2.71 – 2.74%
Expected dividend yield	—	—

In estimating our stock price volatility for grants awarded during the years ended December 31, 2014 and 2013, we analyzed our historic volatility over a period of time equal in length to the expected option term for the option being issued. For grants made to newly hired employees the period of time over which we analyzed our historic volatility ended on the last day of the quarter during which the new employee was hired. We derived an annualized forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in our work force. Our estimates of the expected option term and the estimated exercise factor were derived from our analysis of historical data and future projections. The approximate risk-free interest rate was based on the implied yield available on U. S. Treasury issues with remaining terms equivalent to our expected option term. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

During 2014, we awarded 4,369,500 shares of restricted common stock to employees, and 2,500 to consultants. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For the awards made to employees, such fair market value ranged from $0.11 to $0.34 per share, and for the awards made to consultants, such fair market value at $0.20 per share.

During 2014, we granted 2,399,999 options to purchase common stock to three of our directors and our Chief Executive Officer at a weighted average exercise price of $0.16 per share, and 50,000 shares to employees at an exercise price of $0.13 per share. We repriced stock options of 300,000 shares from an exercise price of $0.37 per share to $0.16 per share and 700,000 shares from $0.37 per share to $0.12 per share for two directors.

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

The following table illustrates the non-cash stock-based compensation expense recorded, net of amounts capitalized, during the years ended December 31, 2014 and 2013 by income statement classification:

	2014	2013
Cost of revenue	$6,500	$5,300
Selling and marketing expense	73,000	180,600
General and administrative expense	437,800	331,300
Research and development expense	75,700	281,000
	$593,000	798,200

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

As of December 31, 2014 and 2013, all of the Company’s $647,300 and $979,800 Warrants Liability reported at fair value, respectively, was categorized as Level 3 inputs (see Note 8).

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and trade receivables. We place cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. As of December 31, 2014, we had approximately $1,316,600 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2013, the Company had approximately $2,215,300 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2014 and December 31, 2013, the Company considered the following to be its most significant customers:

	2014		2013
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
Thermo LabSystems	4.4%	6.8%	3.2%	2.4%
Centric Systems	4.3%	3.2%	3.4%	6.4%
GAD eG	3.1%	0.0%	5.1%	0.0%
Ericsson	2.8%	1.0%	6.2%	3.4%
G E	30.2%	66.9%	7.6%	14.2%
IDS LLC	4.2%	0.4%	5.9%	5.2%
Alcatel-Lucent	4.1%	4.0%	8.5%	19.9%
Elosoft	5.7%	6.9%	6.7%	13.3%
Total	58.80%	89.20%	46.60%	64.80%

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2014 and 2013 along with the dollar and percentage changes from 2013 to 2014 in the respective line items.

	Year Ended December 31,		Increase (Decrease)
Revenue	2014	2013	Dollars	Percentage
Software licenses	$2,725,100	$2,969,300	$(244,200)	(8.2)%
Software service fees	2,708,300	2,874,700	(166,400)	(5.8)%
Other	120,000	45,000	75,000	166.7%
Total Revenue	5,553,400	5,889,000	(335,600)	(5.7)%

Cost of revenue
Software service costs	203,200	301,600	(98,400)	(32.6)%
Software product costs	250,200	207,000	43,200	20.9%
Total Cost of revenue	453,400	508,600	(55,200)	(10.9)%
Gross profit	5,100,000	5,380,400	(280,400)	(5.2)%

Operating expenses
Selling and marketing	2,069,700	2,441,400	(371,700)	(15.2)%
General and administrative	3,333,800	3,083,200	250,600	8.1%
Research and development	4,911,400	4,999,900	(88,500)	(1.8)%
Total Operating expenses	10,314,900	10,524,500	(209,600)	(2.0)%
Loss from operations	(5,214,900)	(5,144,100)	(70,800)	1.4%

Other income (expense)
Change in fair value of warrants liability	1,624,300	1,406,000	218,300	15.5%
Interest and other income	1,100	1,900	(800)	(42.1)%
Interest and other expense	(1,300)	(2,000)	700	(35.0)%
Total other income (expense)	1,624,100	1,405,900	218,200	15.5%
Loss from operations before provision for income tax	(3,590,800)	(3,738,200)	147,400	(3.9)%
Provision for income taxes	3,100	7,800	(4,700)	(60.3)%
Net loss	$(3,593,900)	$(3,746,000)	$152,100	(4.1)%

Revenue

Software Licenses

The table that follows summarizes software licenses revenue for the years ended December 31, 2014 and 2013, and calculates the change in dollars and percentage from 2013 to 2014 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software licenses	2014	2013	Dollars	Percentage
Windows	$2,138,600	$2,131,400	$7,200	0.3%
UNIX/Linux	586,500	837,900	(251,400)	(30.0	) %
Total	$2,725,100	$2,969,300	$(244,200)	(8.2	) %

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

The increase in Windows software licenses revenue for the year ended December 31, 2014, as compared with the prior year, was primarily due to higher aggregate revenue derived from our stocking resellers and OEM/ISV partners.

Software licenses revenue from our UNIX/Linux products decreased during 2014, as compared with 2013, primarily due to lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers. During the second half of 2013, we learned that one of our significant European telecommunications customers, Ericsson, would no longer be ordering product or new maintenance contracts from us as current technology would no longer utilize GO-Global. We anticipate receiving a small amount of maintenance renewals from them while their customers ultimately upgrade from their legacy products to their new technology. Ericsson accounted for 2.8% and 6.2% of our revenues in 2014 and 2013, respectively.

We expect aggregate GO-Global software license revenue in 2015 to be modestly lower than 2014 levels due to lower aggregate revenue from our stocking resellers including the impact of the large stocking order described below -- “Liquidity and Capital Resources” and our European telecommunications customers. At the same time, we will seek to improve cash flow from the GO-Global business through cost control and other measures.

Software Service Fees

The table that follows summarizes revenue recognized derived from software service fees for the years ended December 31, 2014 and 2013, and calculates the changes in dollars and percentage from 2013 to 2014 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software service fees	2014	2013	Dollars	Percentage
Windows	$1,930,400	$1,981,000	$(50,600)	(2.6)%
UNIX/Linux	777,900	893,700	(115,800)	(13.0)%
Total	$2,708,300	$2,874,700	$(166,400)	(5.8)%

The decrease in software service fees revenue attributable to our Windows products during 2014, as compared with 2013, was primarily due to a greater percentage of renewal maintenance contract billings occurring in the second half of 2014 as compared to 2013, resulting in a higher percentage of revenue from these billings being deferred into 2015. Total maintenance contract billings for our Windows products showed a modest increase in 2014 over 2013.

The decrease in service fees revenue attributable to our UNIX products for 2014, as compared with 2013, was primarily the result of the lower level of our UNIX product sales throughout the current and prior year and a decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers, including Ericsson, as discussed above.

We expect that software service fees for 2015 will modestly decrease from those for 2014, as we expect to see continued decreases in Unix maintenance contracts that will mostly be offset by continued strength in Windows maintenance contracts.

Other

The increase in other revenue for 2014, as compared with 2013, was primarily due to increased professional services activity for the development of custom enhancements provided to a number of our GO-Global ISV partners. While the demand for such custom enhancements is possible in the future, it cannot be reliably forecasted.

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

Research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Consolidated Balance Sheet. Such capitalized costs are subsequently amortized to cost of revenue as a component of software product costs over the shorter of three years or the remaining estimated life of the products so capitalized. We capitalized $16,500 and $546,300 of software development costs during 2014 and 2013, respectively. Such costs were incurred in the development of hopTo, and were primarily comprised of employee costs and the cost of licenses to third party software used by hopTo. Amortization related to capitalized software development costs charged to costs of revenue was approximately $227,200 and $150,000 during 2014 and 2013, respectively.

Cost of revenue for the year ended December 31, 2014 decreased by $55,200, or 10.9%, to $453,400 from $508,600 for 2013. Cost of revenue for the years ended December 31, 2014 and 2013 represented approximately 8.2% and 8.6% of total revenue, respectively.

Software Service Costs - Software service costs decreased during 2014, as compared with 2013, as less time was spent on customer service issues, primarily due to the mature state of our GO-Global products. We anticipate that customer service costs will increase in 2015, as compared with 2014, as we release further commercial versions of hopTo and new versions of products within the GO-Global family.

Software Product Costs - The increase in software product costs for 2014, as compared with 2013, was due to amortization of hopTo capitalized software development costs which commenced in November of 2013.

For the reasons outlined above, we expect 2015 costs of revenue to exceed 2014 levels.

Selling and Marketing Expenses. Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expenses.

Selling and marketing expenses for the year ended December 31, 2014 decreased by $371,700, or 15.2%, to $2,069,700 from $2,441,400 in 2013. Selling and marketing expenses for the years ended December 31, 2014 and 2013 represented approximately 37.3% and 41.5% of total revenue, respectively. During 2014, we enacted several measures aimed at aligning the costs associated of selling and marketing our GO-Global products and hopTo products with the revenues being generated from their sales.

We expect to increase our sales and marketing efforts in 2015 for hopTo Work, and for anticipated GO-Global releases; accordingly, we expect 2015 sales and marketing expenses to exceed 2014 levels.

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

General and administrative expenses for the year ended December 31, 2014 increased by $250,600, or 8.1%, to $3,333,800 from $3,083,200 for 2013. General and administrative expenses for the years ended December 31, 2014 and 2013 represented approximately 60.0 % and 52.4 % of total revenue, respectively.

The increase in general and administrative expenses for 2014, as compared with 2013, was primarily due to increased headcount, an increase in allocated executive employee costs, primarily those attributable to our Chief Executive Officer and an increase in rent expense.

Partially offsetting the increase outlined above was decreased costs associated with consultants hired to provide additional resources for our administrative and finance activities, particularly those activities associated with hopTo.

We expect that our 2015 general and administrative costs will exceed those for 2014.

Research and Development Expenses. Research and development expenses consist primarily of employee costs (inclusive of non-cash stock-based compensation expense), payments to contract programmers, all costs of our Israeli subsidiary (GraphOn Research Labs Limited), travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses, net of amounts capitalized, decreased by $88,500, or 1.8%, to $4,911,400 for the year ended December 31, 2014 from $4,999,900 in the prior year. Research and development expenses for the years ended December 31, 2014 and 2013 represented approximately 88.4% and 84.9% of total revenue, respectively.

During 2014 and 2013, we capitalized $16,500 and $546,300 of software development costs associated with the development of hopTo, respectively, which, had they not met the criteria for capitalization, would have otherwise been expensed.

The decrease in research and development expenses in 2014, as compared with 2013, is due to our efforts to effectively manage expenses through lower headcount and more cost effective engineering consulting contracts and a decrease in allocated executive employee cost primarily attributable to our Chief Executive Officer.

We expect 2015 research and development expenses, net of capitalized software developments costs, to approximate 2014 levels.

Change in Fair Value of Warrants Liability. During 2014 and 2013, we recognized a net change of $1,624,300 and $1,406,000 respectively, in the aggregate fair value of the warrant liability, net of amounts reclassified to equity (See Note 8 to Notes to Consolidated Financial Statements).

The change in fair value of warrants liability was approximately 29.2% and 23.9% of total revenues for the years ended December 31, 2014 and 2013, respectively.

Income Taxes. For the years ended December 31, 2014 and 2013, we recorded a current tax provision of approximately $3,100 and $7,800, respectively. At December 31, 2014, we had approximately $56.0 million of federal net operating loss carryforwards, which will begin to expire in 2018. Also at December 31, 2014, we had approximately $7.3 million of California state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2014. During the years ended December 31, 2014 and 2013, we did not utilize any of our federal and California net operating losses and have recorded a full valuation allowance against each of them.

At December 31, 2014, we had approximately $1.0 million of federal research and development tax credits, for which a full valuation allowance has been provided. Such tax credits will begin to expire in 2018.

Net Loss. As a result of the foregoing items, we reported a net loss of $3,593,900 for the year ended December 31, 2014, as compared with a net loss of $3,746,000 for 2013.

Liquidity and Capital Resources

Our reported net loss of $3,593,900 in 2014 included three significant non-cash items: depreciation and amortization of $385,000, which was primarily related to amortization of our capitalized software development costs; stock-based compensation expense of $593,000; and a gain in the change in value of our warrants liability of $1,624,300.

We invested $50,600 in capital expenditures during 2014, primarily related to our new products development team in Campbell, California.

In Q4 of 2014, we disclosed that we had received a $1.5 million stocking order for GO-Global products and services from one of our ISV stocking resellers. This stocking order had no impact to revenue in 2014, and as with all stocking orders, revenue for this order will be recognized as the products and services are delivered to the reseller’s end users. This stocking order was paid in full in January 2015.

We are aggressively looking at ways to improve our revenue stream through the development, marketing and sale of new products. We have also streamlined our GO-Global operations in order to align its cost structure with its sales. Should business combination opportunities present themselves to us, and should such opportunities appear to make financial sense and add value for our shareholders, we will consider those opportunities.

We believe that as a result of the expected introduction of new products slated for 2015, our revenue will increase. During 2015, we expect to continue to prioritize the investment of our resources into the development of various new products, and we expect that certain of these investments may ultimately be capitalized as software development costs. Further, due to our expected investments in new products and continued investments in intellectual property, we expect our cash outflow from operations to increase. Based on our cash on hand as of December 31, 2014, the payment for the $1.5 million GO-Global stocking order in January 2015, the anticipation of continued revenue from our legacy GO-Global business, and the anticipation of revenue from our hopTo Work product, we believe that we will have sufficient liquidity to support our operational plans for the next twelve months; however; implementation of our business plans for hopTo Work for the next twelve months will require capital from issuances of debt or equity, or significant revenue from our recently launched hopTo Work product.

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

Cash

As of December 31, 2014, cash was $1,557,100 as compared with $2,430,700 as of December 31, 2013. The main reason for the decrease in cash was the net loss of $3,593,900, which primarily included the costs resulting from the growth of our new products development team, including employee costs, recruitment fees, consultants, equipment and facilities.

Accounts Receivable, net

At December 31, 2014 and 2013, we had $2,211,300 and $811,700, respectively, in accounts receivable, net of allowances totaling $32,600 and $42,000, respectively. The increase in net accounts receivable was a primarily due to a $1.5 million stocking order from one of our GO-Global ISV stocking resellers. From time to time we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

During January 2008, our Board of Directors approved a stock repurchase program. Under this program, up to $1,000,000 may be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. We did not repurchase any shares under this plan during either 2014 or 2013, and as of December 31, 2014, $782,500 remains available for stock repurchases.

Working Capital

As of December 31, 2014, we had current assets of $3,866,500 and current liabilities of $3,898,000, which netted to a working capital deficit of ($31,500). Included in current liabilities was the current portion of deferred revenue of $2,859,300.

Commitments and contingencies

The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space and is inclusive of our contractual commitments for our Campbell, California office, including the commitments under the lease amendment. The table assumes that we will occupy all currently leased facilities for the full term of each respective lease:

Year Ending December 31,
2015	$450,600
2016	464,200
2017	478,100
2018	366,600
$1,759,500

Rent expense aggregated approximately $447,940 and $288,000 for the years ended December 31, 2014 and 2013, respectively.

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

We have audited the accompanying consolidated balance sheets of hopTo Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of hopTo Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Macias Gini & O’Connell LLP

Walnut Creek, California

March 31, 2015

hopTo Inc.

Consolidated Balance Sheets

	As of December 31,
Assets	2014	2013
Current Assets:
Cash	$1,557,100	$2,430,700
Accounts receivable, net of allowance for doubtful accounts of $32,600 and $42,000, respectively	2,211,300	811,700
Prepaid expenses and other current assets	98,100	43,100
Total Current Assets	3,866,500	3,285,500

Capitalized software development costs, net	408,700	619,400
Property and equipment, net	362,500	302,100
Other assets	139,700	139,900
Total Assets	$4,777,400	$4,346,900

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$204,600	$244,600
Accrued expenses	116,200	37,400
Accrued wages	665,700	562,100
Severance liability	—	62,900
Deferred rent	44,500	31,200
Capital lease	7,700	—
Deferred revenue	2,859,300	2,772,900
Total Current Liabilities	3,898,000	3,711,100

Long Term Liabilities:
Warrants liability	647,300	979,800
Deferred revenue	1,652,600	476,200
Capital lease	15,200	—
Deferred rent	158,200	84,600
Total Liabilities	6,371,300	5,251,700

Commitments and contingencies (Note 12)

Shareholders' Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 112,542,217 and 98,510,622 shares issued and outstanding, respectively	11,200	9,800
Additional paid-in capital	74,600,700	71,697,300
Accumulated deficit	(76,205,800)	(72,611,900)
Total Shareholders' Deficit	(1,593,900)	(904,800)
Total Liabilities and Shareholders' Deficit	$4,777,400	$4,346,900

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
Revenue	2014	2013
Software licenses	$2,725,100	$2,969,300
Software service fees	2,708,300	2,874,700
Other	120,000	45,000
Total Revenue	5,553,400	5,889,000

Cost of revenue
Software service costs	203,200	301,600
Software product costs	250,200	207,000
Total Cost of Revenue	453,400	508,600

Gross Profit	5,100,000	5,380,400

Operating Expenses
Selling and marketing	2,069,700	2,441,400
General and administrative	3,333,800	3,083,200
Research and development	4,911,400	4,999,900
Total Operating Expenses	10,314,900	10,524,500

Loss from Operations	(5,214,900)	(5,144,100)

Other Income (Expense)
Change in fair value of warrants liability	1,624,300	1,406,000
Interest and other income	1,100	1,900
Interest and other expense	(1,300)	(2,000)
Total other income (expense)	1,624,100	1,405,900
Loss from operations before provision for income tax	(3,590,800)	(3,738,200)
Provision for income tax	3,100	7,800

Net loss	$(3,593,900)	$(3,746,000)

Loss per share – basic and diluted	$(0.03)	$(0.04)
Weighted Average Common Shares Outstanding – Basic and Diluted	111,602,598	90,409,625

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

	For the Years Ended December 31,
	2014	2013
Preferred stock - shares outstanding
Beginning balance	—	—
Ending balance	—	—

Common stock - shares outstanding
Beginning balance	98,510,622	82,616,750
Private placement of stock and warrants	11,299,999	—
Employee stock option issuances	256,818	2,464,332
Exercise of warrants	1,000,000	11,772,500
Vesting of restricted stock awards	1,474,778	1,657,040
Ending balance	112,542,217	98,510,622

Common stock – amount
Beginning balance	$9,800	$8,300
Par value of shares issued in private placement	1,200	—
Exercise of employee stock options	—	200
Vesting of restricted stock awards	100	—
Exercise of warrants	100	1,300
Ending balance	$11,200	$9,800

Additional paid-in capital
Beginning balance	$71,697,300	$62,425,400
Stock-based compensation expense	593,000	834,900
Company payment of employee taxes for stock-based compensation	(6,400)	—
Proceeds from exercise of employee stock options	47,800	433,600
Proceeds from exercise of warrants	259,900	2,969,300
Proceeds from private placement of common stock and warrants, net of par value of shares issued	3,388,800	—
Cost of private placement of common stock and warrants	(20,000)	—
Allocation of proceeds from common stock and warrants to warrants liability	(1,356,000)	—
Accretion of compensation expense, net of forfeitures– consultant warrants	(3,600)	40,600
Issuance of new warrants, per exercise agreement	—	514,800
New warrants recorded as cost of Exercise Agreement	—	(514,800)
Reclassification of warrants liability to equity from exercise of warrants	—	602,500
Issuance of new warrants, per Offer to Exercise		45,600
New warrants recorded as cost of Offer to Exercise	—	(45,600)
Reclassification of warrants liability to equity from amendment of warrants	—	4,391,000
Other rounding	(100)	—
Ending balance	$74,600,700	$71,697,300

Accumulated deficit
Beginning balance	$(72,611,900)	$(68,865,900)
Net loss	(3,593,900)	(3,746,000)
Ending balance	$(76,205,800)	$(72,611,900)
Total Shareholders' Deficit	$(1,593,900)	$(904,800)

See accompanying notes to consolidated financial statements

 hopTo Inc.

Consolidated Statements Of Cash Flows

	For the Years Ended December 31,
Cash Flows Provided By (Used In) Operating Activities:	2014	2013
Net loss	$(3,593,900)	$(3,746,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385,000	330,600
Stock based compensation expense	593,000	798,200
Company payments of employee taxes for stock-based compensation	(6,400)	—
Revenue deferred to future periods	5,421,800	3,808,000
Recognition of deferred revenue	(4,159,000)	(4,050,900)
Change in allowance for doubtful accounts	(9,400)	8,100
Change in fair value of derivative instruments - warrants	(1,624,300)	(1,406,000)
Accretion of warrants liability for consulting services	(64,200)	(10,800)
Accretion of equity warrants for consulting services	(3,600)	40,600
Changes in severance liability	(62,900)	(199,500)
Changes in deferred rent	(19,700)	(38,400)
Changes in operating assets and liabilities:
Accounts receivable	(1,390,200)	46,100
Prepaid expenses and other current assets	(46,600)	107,100
Other long term assets	200	(93,000)
Accounts payable	(101,000)	68,600
Accrued expenses	78,800	23,200
Accrued wages	103,600	(3,200)
Net Cash Used In Operating Activities	(4,498,800)	(4,317,300)
Cash Flows Used In Investing Activities:
Capitalized software development costs	—	(509,600)
Capital expenditures	(50,600)	(107,400)
Net Cash Used In Investing Activities	(50,600)	(617,000)
Cash Flows Provided By (Used In) Financing Activities:
Proceeds from exercise of employee stock options	47,800	433,800
Proceeds from exercise of warrants	260,000	2,970,600
Proceeds from private placement of common stock and warrants	3,390,000	—
Cost associated with private placement of common stock and warrants	(20,000)	—
Payments for capital lease	(2,000)	—
Net Cash Provided By Financing Activities	3,675,800	3,404,400
Net Decrease in Cash	(873,600)	(1,529,900)
Cash, beginning of year	2,430,700	3,960,600
Cash, end of year	$1,557,100	$2,430,700

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

hopTo Inc., and its subsidiaries (the “Company”) is a developer of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Its newest product, which is called hopTo, is currently being marketed to consumers and will be marketed to small and medium sized businesses and enterprise level customers under the name hopTo Work. hopTo provides mobile end-users with a productivity workspace for their mobile devices that allows users to manage, share, view, and edit their documents, regardless of where they are stored. The Company launched the first public release of hopTo through Apple’s App Store on April 15, 2013. This release was targeted at Apple’s tablet devices, the iPad and the iPad Mini. The Company also launched the first commercial version of hopTo through Apple’s App Store on November 14, 2013. On November 10, 2014, we launched the first version of hopTo Work, a version of the hopTo workspace made available to businesses for a fee. hopTo Work expands upon the core capabilities of hopTo by providing mobile access to applications that businesses rely on for their daily operations. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform.

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

The Company’s operations have historically been conducted and reported in two segments, GO-Global and hopTo, each representing a specific product line.

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

Cash Equivalents. The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2014 or 2013.

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

Software Development Costs. Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. Such capitalized costs are subsequently amortized as costs of revenue over the shorter of three years or the remaining estimated useful life of the product. The Company capitalized $16,500 and $546,300 of costs meeting the criteria incurred during 2014 and 2013, respectively.

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

Post-employment Benefits (Severance Liability). Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During 2014 and 2013 we recorded $48,100 and $75,700 of severance expense, respectively, as a result of a separation and release agreement we entered into with a former vice president-level employee (See Note 6). An aggregate $0 and $62,900 is reported as a severance liability at December 31, 2014 and 2013, respectively.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. Such allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. The following table illustrates the details of the Allowance for Doubtful Accounts for the years ended December 31, 2014 and 2013:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2014	$42,000	$—	$—	$(9,400)	$32,600
2013	$33,900	$—	$—	$8,100	$42,000

Income Taxes. In accordance with FASB ASC 740-10-05, “Income Taxes,” the Company performed a comprehensive review of uncertain tax positions as of December 31, 2014. In this regard, an uncertain tax position represents the expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

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

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amount for the payment of interest or penalties related to any uncertain tax positions at either December 31, 2014 or 2013, as its review of such positions indicated that such potential positions were minimal.

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

As of December 31, 2014 and 2013, all of the Company’s $647,300 and $979,800 Warrants Liability reported at fair value, respectively, was categorized as Level 3 inputs (see Note 8).

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

Long-Lived Assets. Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate. Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charges were recorded during either of the years ended December 31, 2014 or 2013.

Loss Contingencies. The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted. No such loss contingency was recorded during the year ended December 31, 2014.

Stock-Based Compensation. The Company applies the fair value recognition provisions of FASB ASC 718-10, “Compensation – Stock Compensation.”

Valuation and Expense Information Under FASB ASC 718-10

The Company recorded stock-based compensation expense of $593,000 and $798,200 in the years ended December 31, 2014 and 2013, respectively. Such amounts were net of $0 and $36,700, respectively, which was capitalized related to software development. As required by FASB ASC 718-10, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

During 2014, we awarded 4,369,500 shares of restricted common stock to employees, and 2,500 to consultants. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For the awards made to employees, such fair market value ranged from $0.11 to $0.34 per share and for the awards made to consultants, such fair market value was at $0.20 per share.

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

During 2014, we granted 2,399,999 options to purchase common stock to three of our directors and our Chief Executive Officer at a weighted average exercise price of $0.16 per share, and 50,000 shares to employees at an exercise price of $0.13 per share. We repriced stock options of 300,000 shares from an exercise price of $0.37 per share to $0.16 per share and 700,000 shares from $0.37 per share to $0.12 per share for two directors.

During 2013, the Company granted 700,000 options to purchase common stock to one of its directors at an exercise price of $0.37 per share, and 23,000 to an employee at an exercise price of $0.45 per share.

For all options granted during 2014 and 2013, the Company set the exercise price equal to the closing fair market value of the Company’s common stock as of the date of grant.

The following table illustrates the non-cash stock-based compensation expense recorded during the years ended December 31, 2014 and 2013 by income statement classification:

	2014	2013
Cost of revenue	$6,500	$5,300
Selling and marketing expense	73,000	180,600
General and administrative expense	437,800	331,300
Research and development expense	75,700	281,000
	$593,000	$798,200

The Company estimated the fair value of each option grant made during the years ended December 31, 2014 and 2013 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2014	2013
Estimated volatility	96% - 126%	113% - 125%
Annualized forfeiture rate	0% - 6.0%	5.34% - 10.02%
Expected option term (years)	0.03 - 10.00	10.00
Estimated exercise factor	1.5– 15.0	6.5 – 15.0
Approximate risk-free interest rate	0.03% – 1.06%	2.71% – 2.74%
Expected dividend yield	—	—

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

Earnings Per Share of Common Stock. FASB ASC 260-10, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and unreleased (unvested) restricted stock awards in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2014 and 2013, 35,777,256 and 32,585,807 shares of common stock equivalents were excluded from the computation of diluted earnings per share, respectively, since their effect would be antidilutive.

Comprehensive Loss. FASB ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. The individual components of comprehensive income (loss) are reflected in the consolidated statement of operations. For the years ended December 31, 2014 and 2013, there were no changes in equity (net assets) from non-owner sources.

Recent Accounting Pronouncements.

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

3. Capitalized Software Development Costs

Capitalized software development costs as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Software development costs	$1,135,900	$1,119,400
Accumulated amortization	(727,200)	(500,000)
	$408,700	$619,400

During 2014 and 2013, we capitalized $16,500 and $546,300, respectively, of software development costs associated with hopTo. Such costs were incurred in the development of hopTo, and were primarily comprised of employee costs and the cost of licenses to third party software used by hopTo.

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $227,200 and $150,000 during the years ended December 31, 2014 and 2013, respectively.

4. Property and Equipment

Property and equipment as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Equipment	$306,400	$1,243,500
Furniture & fixture	233,900	432,400
Leasehold improvements	167,600	147,500
	707,900	1,823,400
Less: accumulated depreciation and amortization	345,400	1,521,300
	$362,500	$302,100

Aggregate property and equipment depreciation expense for the years ended December 31, 2014 and 2013 was $157,800 and $180,600, respectively. During 2014, we capitalized the following costs: equipment; $35,700, furniture; $14,900, and leasehold improvements; $167,600. During 2014, we retired the following asset costs related to assets that were no longer in service as of September 30, 2014: equipment; $972,900, furniture; $213,400, and leasehold improvements; $147,500. All of the assets so retired were fully depreciated or amortized at the time of their respective retirement.

5. Accrued Expenses

Accrued expenses as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
Consulting services	$77,300	$14,200
Franchise tax	3,200	6,100
Software and subscription fees	15,900	8,500
Other	19,800	8,600
	$116,200	$37,400

6. Severance Liability

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

In July of 2014 we agreed to provide a terminated employee a lump sum salary payment and 4 months of medical coverage payments which ended December 31, 2014.

As of December 31, 2014 $0 remained outstanding associated with these severance liabilities.

The following table summarizes the salary continuation and medical coverage payments during the period ended December 31, 2014.

	Compensation	Medical Coverage	Total
Balance at December 31, 2013	$62,900	—	$62,900
Separation agreement entered into in 2014	37,500	10,600	48,100
Accrued interest	1,700	—	1,700
Payments	(102,100)	(10,600)	(112,700)
Balance at December 31, 2014	$—	$—	$—

7. Deferred Rent

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

As of December 31, 2014 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$4,800	$45,700	$50,500
Deferred rent benefit	39,700	112,500	152,200
	$44,500	$158,200	$202,700

Deferred rent expense represents the remaining balance of the aggregate free rent the Company received from the landlord of its Campbell, California office and escalations that are being recognized over the life of the lease, as amended, as a component of rent expense. Deferred rent benefit relates to the unamortized portion of the leasehold improvements for such office (i.e., incentives) that are being recognized on the straight-line basis as a reduction to rent expense. Deferred rent at December 31, 2014 will be recognized as a reduction of rent expense over the term of the lease, as amended, for the new office space with the same landlord. (See Note 12).

8. Liability Attributable to Warrants

On January 7, 2014, we entered into a securities purchase agreement (the “SPA”) with a limited number of institutional investors, pursuant to which we issued and sold for cash an aggregate 11,299,999 shares of our common stock at a purchase price of $0.30 per share (See Note 9) (the “2014 Transaction”). We also issued warrants to the investors for no additional consideration to purchase an aggregate 5,650,001 shares of our common stock at an exercise price of $0.40 per share from January 7, 2014 through January 7, 2019.

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

Changes in fair value of the warrants liability are recognized in other income, except for changes in the fair value of the warrants issued to ipCapital which are recognized as a component of general and administrative expense in the consolidated statement of operations.

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants. The exercise price for warrants issued in conjunction with the 2011 Transaction, including those issued to the placement agent, was either $0.20 or $0.26 per share, and was $0.26 per share for the warrants issued to ipCapital. The fair market value of our common stock was $0.14 and $0.37 per share as of December 31, 2014 and 2013, respectively.

We used a binomial pricing model to determine the fair value of our warrants liability as of December 31, 2014 and 2013, the balance sheet dates, respectively, using the following assumptions:

For the Year Ended December 31, 2014
Warrants	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	91% - 104%	—	2.67 – 1.69	3.5	0.41% - 0.56%	—
2014 Private Placement	114% - 157%	—	5.00 – 4.08	3.5	1.35% - 1.69%	—
ipCapital	92%-108%	—	3.79 – 1.81	4.0	0.43% - 0.61%	—

For the Year Ended December 31, 2013
Warrants	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	102% - 145%	—	2.67 – 3.42	10	0.45% - 0.51%	—
ipCapital	108%-147%	—	2.80 – 3.54	10	0.47% - 0.77%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2014:

Warrants liability – December 31, 2013 fair value	$979,800
Aggregate fair value of the warrants liability associated with the 2014 Transaction warrants at issuance	1,356,000
Change in fair value of warrant liability recorded in other income	(1,624,300)
Change in fair value of warrant liability recorded in general and administrative expense	(64,200)
Warrants liability – December 31, 2014 fair value	$647,300

The following tables reconcile the number of warrants outstanding for the periods indicated:

For the Year Ended December 31, 2014

	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	11,302,500	—	(1,000,000)	—	10,302,500
2014 Transaction	—	5,650,001	—	—	5,650,001
ipCapital	400,000	—	—	—	400,000
Exercise Agreement	4,500,000	—	—	—	4,500,000
Consultant Warrant (1)	312,500	—	—	(143,227)	169,273
Offer to Exercise	152,500	—	—	—	152,500
	16,667,500	5,650,001	(1,000,000)	(143,227)	21,174,274

For the Year Ended December 31, 2013
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	23,075,000	—	11,772,500	11,302,500
Exercise Agreement	—	4,500,000	—	4,500,000
ipCapital	400,000	—	—	400,000
Consulting Warrant (1)	—	312,500	—	312,500
Offer to Exercise	—	152,500	—	152,500
Total	23,475,000	4,965,000	11,772,500	16,667,500

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

Effective April 11, 2014, we cancelled our consulting agreement Genesis Select. Under the terms of the agreement, 169,273 of  the warrants that had been issued the firm had vested as of the effective cancellation date.

9. Stockholders' Equity

Common Stock.

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

In conjunction with the 2014 Transaction, we recorded a warrants liability of $1,356,000 as of January 7, 2014 on our Balance Sheet (See Note 8).

During 2014, the Company granted 2,399,999 options to purchase common stock to three directors and our Chief Executive Officer at a weighted average exercise price of $0.16 per share and 50,000 to employees at an exercise price of $0.13 per share. We repriced stock options of 300,000 shares from an exercise price $0.37 per share to $0.16 per share and 700,000 shares from $0.37 per share to $0.12 per share for two directors. Also, the Company issued 256,818 shares of common stock as a result of the exercise of employee stock options, at an average exercise price of $0.19 per share, which resulted in $47,800 of proceeds to the Company.

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

During 2014, the Company awarded 4,369,500 shares of restricted common stock to employees, and 2,500 to a consultant. Restricted shares vest ratably over a 33-month period commencing in the fourth month after the grant date. Upon a grantee’s termination of service to us prior to full vesting any unvested shares will be cancelled. The fair market value of the awards made to employees ranged from $0.11 to $0.34 per share, and the fair market value of the awards made to consultant at $0.20.

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

During 2014, the Company issued 1,000,000 shares of common stock as a result of the exercise of warrants, at an average exercise price of $0.26, which resulted in $260,000 of proceeds to the Company.

During 2013, the Company issued 11,772,500 shares of common stock as a result of the exercise of warrants, at an average exercise price of $0.25, which resulted in $2,970,600 of proceeds to the Company.

Stock Repurchase Program

During the years ended December 31, 2014 and 2013, the Company did not repurchase any of its common stock under the terms of its Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of December 31, 2014, approximately $782,600 remained available for future purchases under this program. The Company is not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at the Company’s discretion.

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

During the year ended December 31, 2014, options to purchase 3,449,999 shares of common stock, with a weighted average grant date fair value of $0.14, were granted under the 12 Plan, 4,372,000 shares of restricted common stock, with a weighted average grant date fair value of $0.18 were granted, no options had been exercised and 2,267,291 shares of common stock remained available for issuance under the 12 Plan.

No options previously issued under the 12 Plan were exercised during the year ended December 31, 2014.

Grant to Consultant. In 2014 and 2013, the Company made a grant to consultants of 2,500 and 120,000 shares of restricted common stock, with a grant date fair value of $0.20 and $0.56 per share, respectively. The terms of the grant were substantially similar to those that would apply to grants made from the 12 Plan.

Inactive Plans

The following table summarizes options outstanding as of December 31, 2014 and 2013 that were granted from stock based compensation plans that are inactive. As of December 31, 2014such plans can no longer grant options.

		Options Outstanding
	Year	Beginning of Year	Granted	Exercised	Cancelled	End of Year
2008 Stock Option Plan	2014	9,618,828	—	(246,818)	(2,922,010)	6,450,000
2005 Equity Incentive Plan	2014	972,500	—	(10,000)	(702,500)	260,000
Supplemental Stock Option Agreement	2014	5,000	—	—	—	5,000
		10,596,328	—	(256,818)	(3,624,510)	6,715,000

2008 Stock Option Plan	2013	11,884,000	—	(1,851,832)	(413,340)	9,618,828
2005 Equity Incentive Plan	2013	1,447,500	—	(475,000)	—	972,500
1998 Stock Option/Stock Issuance Plan	2013	137,500	—	(137,500)	—	—
Supplemental Stock Option Agreement	2013	5,000	—	—	—	5,000
		13,474,000	—	(2,464,332)	(413,340)	10,596,328

Summary – All Plans

A summary of the status of all of the options outstanding under all of the Company’s stock option plans, and non-plan grants to consultants, as of December 31, 2014 and 2013, and changes during the years then ended, is presented in the following table:

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning	12,019,328	$0.21	14,174,000	$0.20
Granted	3,449,999	$0.14	723,000	$0.37
Exercised	(256,818)	$0.19	(2,464,332)	$0.18
Forfeited or expired	(4,924,510)	$0.24	(413,340)	$0.21
Ending	10,287,999	$0.18	12,019,328	$0.21
Exercisable at year-end	10,287,999	$0.18	12,019,328	$0.21
Vested or expected to vest at year-end	10,144,482	$0. 18	11,857,821	$0.21
Weighted average fair value of options granted during the period		$0.18		$0.31

As of December 31, 2014 and 2013, of the options exercisable, 6,212,761 and 8,015,960 were vested, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0500-$0.0600	783,000	4.59	$0.0532	783,000	$0.0532
$0.1213-$0.1213	1,400,000	9.42	$0.1213	1,400,000	$0.1213
$0.1370-$0.1600	1,095,000	7.67	$0.1523	1,095,000	$0.1523
$0.1650-$0.1650	135,000	1.74	$0.1650	135,000	$0.1650
$0.1690-$0.1690	1,699,999	9.92	$0.1690	1,699,999	$0.1690
$0.1700-$0.2000	1,210,000	7.04	$0.1807	1,210,000	$0.1807
$0.2020-$0.2200	854,000	5.15	$0.2050	854,000	$0.2050
$0.2300-$0.2300	1,878,000	6.02	$0.2300	1,878,000	$0.2300
$0.2800-$0.2800	1,200,000	6.69	$0.2800	1,200,000	$0.2800
$0.3800-$0.4450	33,000	6.97	$0.4253	33,000	$0.4253
$0.0500-$0.4450	10,287,999	7.27	$0.1811	10,287,999	$0.1811

As of December 31, 2014, there were outstanding options to purchase 10,287,999 shares of common stock with a weighted average exercise price of $0.18 per share, a weighted average remaining contractual term of 7.27 years and an aggregate intrinsic value of $94,300. Of the options outstanding as of December 31, 2014, 6,212,761 were vested, 3,931,721 were estimated to vest in future periods and 143,517 were estimated to be forfeited or to expire in future periods.

As of December 31, 2014, there was approximately $380,100 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately ten months.

During 2014, the Company awarded 4,372,000 shares of restricted common stock, which vest ratably, over a 33-month period; however, no shares vest until after three months from the date of the restricted stock award. The Company includes the common stock underlying the restricted stock award in shares outstanding once the common stock underlying the restricted stock award has vested and the restriction has been removed (“releases” or “released”).

A summary of the status of all of the Company’s unreleased restricted stock awards as of December 31, 2014 and 2013 and changes during the years then ended, is summarized in the following table.

	2014		2013
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning unreleased	3,938,426	$0.28	4,043,123	$0.18
Awarded	4,372,000	$0.16	1,867,500	$0.44
Released	(1,474,778)	$0.25	(1,657,040)	$0.22
Forfeited	(2,520,665)	$0.27	(315,157)	$0.28
Ending unreleased	4,314,983	$0.18	3,938,426	$0.28

Of the restricted stock awards unreleased at December 31, 2014, 3,551,231 were estimated to be released in future periods and 763,752 were estimated to be forfeited in future periods. The aggregate fair market value of the unreleased restricted stock awards at December 31, 2014, based on the closing price of our stock as of such date of $0.14 was $604,100.

As of December 31, 2014, there was approximately $671,300 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately two years.

10. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2014 and 2013 consisted of the following:

Current	2014	2013
Federal	$—	$—
State	—	—
Foreign	3,100	7,800
	$3,100	$7,800
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$3,100	$7,800

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34% for the years ended December 31, 2014 and 2013:

	2014	2013
Federal income tax (benefit) at statutory rate	$(1,217,600)	$(1,271,000)
State income tax (benefit) at statutory rate	(5,600)	—
Foreign taxes	5,100	4,100
Compensation from exercise of non-qualified stock options and restricted stock awards	2,100	12,900
SBC – NQ cancellations	151,500	—
Change in valuation allowance	1,530,100	1,042,200
Warrant liability	(548,400)	(478,000)
Meals and entertainment (50%)	11,600	8,100
Tax rate changes	(1,000)	710,800
Other items	75,300	(21,300)
Provision (benefit) for income tax	$3,100	$7,800

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2014 and 2013:

	2014	2013
Net operating loss carryforwards	$19,483,000	$18,385,000
Tax credit carryforwards	1,047,000	1,047,000
Depreciation and amortization	55,000	62,000
Compensation expense – non-qualified stock options	588,000	651,000
Deferred revenue and maintenance service contracts	1,541,000	1,110,000
Warrant liability	7,000	29,000
Reserves and other	217,000	190,000
Total deferred tax assets	22,938,000	21,474,000
Deferred tax liability – capitalized software	(120,000)	(185,000)
Net deferred tax asset	22,818,000	21,289,000
Valuation allowance	(22,818,000)	(21,289,000)
Net deferred tax asset	$—	$—

For financial reporting purposes, with the exception of the year ended December 31, 2007, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013. The net change in the valuation allowance was $(1,530,100) and ($1,042,400) for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014, the Company had approximately $56.0 million of federal net operating loss carryforwards and approximately $7.3 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carry forward will begin to expire in 2018 and the California state loss carry forward will begin to expire in 2014. During the years ended December 31, 2014 and 2013, the Company did not utilize any of its federal or California net operating losses. Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period.

At December 31, 2014, the Company had approximately $1.0 million of federal research and development tax credits that will begin to expire in 2018.

11. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2014, the Company had approximately $1,316,600 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2013, the Company had approximately $2,206,100 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2014 and December 31, 2013, the Company considered the following to be its most significant customers:

	2014		2013
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
ThermoLab Systems	4.4%	6.8%	3.2%	2.4%
Centric Systems	4.3%	3.2%	3.4%	6.4%
GAD eG	3.1%	0.0%	5.1%	0.0%
Ericsson	2.8%	1.0%	6.2%	3.4%
GE	30.2%	66.9%	7.6%	14.2%
IDS LLC	4.2%	0.4%	5.9%	5.2%
Alcatel-Lucent	4.1%	4.0%	8.5%	19.9%
Elosoft	5.7%	6.9%	6.7%	13.3%
Total	58.8%	89.20%	46.6%	64.80%

The Company performs credit evaluations of customers' financial condition whenever necessary, and does not require cash collateral or other security to support customer receivables.

12. Commitments and Contingencies

Operating Leases.

On February 1, 2014, we relocated our corporate offices to a larger suite within our landlord’s office complex in Campbell, California. We are currently leasing 10,659 square feet under a five-year lease that, unless renewed, will expire in October 2018.

The Company also currently occupies approximately 2,527 square feet of office space in Concord, New Hampshire, under a lease that will expire in August 2016. The Company will pay rent of $4,000 per month for the life of the lease.

The Company believes that its current facilities will be adequate to accommodate its needs for the foreseeable future.

Future minimum lease payments, which consist entirely of leases for office space, are set forth below. The table assumes that the Company will occupy all currently leased facilities for the full term of each respective lease:

Year Ending December 31,
2015	$450,600

2016	464,200

2017	478,100

2018	366,600

$1,759,500

Rent expense aggregated approximately $477,940 and $288,000 for the years ended December 31, 2014 and 2013, respectively.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2014.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2014.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will operate substantially as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties and has no liabilities recorded for these agreements as of December 31, 2014.

Employment Agreement – Eldad Eilam

On August 21, 2013, our Board of Directors and Compensation Committee approved a new employment agreement for Eldad Eilam, our President and Chief Executive Officer. Under the employment agreement, Mr. Eilam will receive an annual base salary of $275,000 and will be eligible for a performance-based bonus in the discretion of our Compensation Committee. For 2014, Mr. Eilam is eligible for a bonus of up to $75,000. The employment agreement modified the vesting provisions of restricted shares and stock options that had previously been awarded to Mr. Eilam. Under such modified vesting provisions, which previously only accelerated in connection with a termination without cause and only in certain specified change of control situations, if Mr. Eilam’s employment is terminated as a result of death or disability, by the Company without cause, or by Mr. Eilam for good reason, or following a change in control, then all of Mr. Eilam’s unvested restricted shares and stock options shall immediately vest.

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

13. Employee 401(k) Plan

In December 1998, the Company adopted a 401(k) Plan (the “Plan”), to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2014 and 2013, the Company contributed a total of approximately $60,200 and $66,700, to the Plan, respectively.

14. Supplemental Disclosure of Cash Flow Information

The following table presents supplemental disclosure information for the statements of cash flows for the years ended December 31, 2014 and 2013

Cash Paid:	2014	2013
Income Taxes (1)	$3,400	$3,900
Interest	—	—

(1) All such disbursements were for the payment of foreign income taxes.

During the years ended December 31, 2014 and 2013, the Company capitalized $0 and $36,700, respectively, of stock-based compensation expense, for which no cash was disbursed, as a component of capitalized software costs.

During 2014, the Company capitalized $61,000 of property and equipment for which no cash was disbursed. The Company reported this amount as a component of accounts payable.

During 2014, the Company reduced its warrants liability by $332,500.  This reduction consisted of $1,624,300 charged to other income, $64,200 recorded in general and administrative expense, all of which was partially offset by the issuance of warrants totaling $1,356,000.

During 2014, the Company capitalized $106,600 of property and equipment for which no cash was disbursed. The Company recorded $84,200 of such amount to long term liabilities – deferred rent and $22,400 of such amount to current liabilities – deferred rent.

During 2014, the Company entered a capital lease associated with capitalized software purchased for the administration of hopTo Work licenses. As part of this transaction $16,500 was capitalized to capitalized software and $8,400 was capitalized to prepaid expenses. The total amount financed under this capital lease is $24,900 and the remaining balance as of December 31, 2014 was $22,900.

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

For the years ended December 31, 2014 and 2013, we paid ipCapital an aggregate $0 and $15,000, respectively, for services performed under the engagement agreement, as amended. All amounts paid to ipCapital in 2013 have been reported within general and administrative expense. As of December 31, 2014 and 2013, we owed $0 to ipCapital under the terms of this agreement.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. Half of the warrant (200,000 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The first, second, and third vesting installments occurred on October 11, 2012, 2013, and 2014. The remaining 200,000 shares became fully vested upon the completion to our satisfaction of all services that we requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services.

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock; thus, we will accrete the fair value of the warrant as a liability over the anticipated service period. Additionally, in accordance with the liability method of accounting, we will re-measure the fair value of the then-outstanding warrant at each future balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 8) We recognized ($64,200) and ($10,800) as a component of general and administrative expense during the years ended December 31, 2014 and 2013, respectively, related to such warrant.

During 2013, we engaged ipCapital under a separate agreement to assist us in developing an intellectual property presentation that articulated for shareholders and potential investors the power of our innovations and foundational intellectual property portfolio in remote access and cloud computing. We paid ipCapital a total of $10,000 for its services under this agreement. No amounts were due ipCapital under this agreement as of December 31, 2014.

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

We paid no compensation to ipCapital under the terms of the IP Brokerage Agreement during 2014 and no amounts were due ipCapital under its terms as of December 31, 2014.

ipCreate, Inc.

In 2013, we entered into an Engagement Letter (the “Agreement”), with ipCreate, Inc. (“ipCreate”). John Cronin is Chairman and CEO of ipCreate; Michael Brochu, who also serves on our Board of Directors, provides consulting services to ipCreate for compensation serves in an advisory capacity to ipCreate as a board observer. Pursuant to the Agreement, we engaged ipCreate to assist us in the definition and execution of our intellectual property strategy. Pursuant to the Agreement, and upon completion of certain tasks we requested ipCreate to perform, we paid ipCreate $100,000 during 2013, the full amount of compensation due them under the Agreement for the services performed.

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

The Company will continue to pursue the intellectual property initiatives it has have undertaken in conjunction with its relationship with ipCapital, however the Company believes that these initiatives do not comprise a reporting segment as the intent of these initiatives is to support and leverage its current software products and those in development. Segment revenue for the years ended December 31, 2014 and 2013 was as follows:

			Increase (Decrease)
	2014	2013	Dollars	Percentage
GO-Global	$5,553,200	$5,889,000	$(335,700)	-5.7%
hopTo	200	—	200	n/a
Consolidated Total	$5,553,400	$5,889,000	$(335,600)	-5.7%

Segment net income (loss) for the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
GO-Global	$2,923,200	$(585,100)
hopTo	(6,517,100)	(3,160,900)
Consolidated net loss	$(3,593,900)	$(3,746,000)

As of December 31, 2014 segment fixed assets (long-lived assets) were as follows:

		Accumulated
		Depreciation
	Cost Basis	/Amortization	Net
GO-Global	$670,100	$(642,200)	$27,900
hopTo	4,012,700	(3,269,600)	743,100
Unallocated	139,900	—	139,900
Total	$4,822,700	$(3,911,800)	910,900

The Company does not maintain any significant long-lived assets outside of the United States.

Products and services provided by the GO-Global segment include all currently available versions of the GO-Global family of products, OEM private labeling kits, software developer’s kits, maintenance contracts, and product training and support. The hopTo segment currently provides a free product, via the Apple App Store, to mobile end-users with a productivity workspace for their mobile devices that allows users to manage, share, view, and edit their documents, regardless of where they are stored. On November 10, 2014, the Company launched hopTo Work, which will be sold through resellers similar to the GO-Global family of products. The Company’s two segments share resources for software development, sales, and support..

Amounts pertaining to the Company’s ipCapital initiatives, which have been previously reported in its former intellectual property segment, have been reclassified to our hopTo segment for all periods presented.

Revenue by country for the years ended December 31, 2014 and 2013 was as follows:

	Years Ended December 31,
Revenue by Country	2014	2013
United States	$2,501,800	$2,442,500
Germany	306,800	450,200
Brazil	669,100	360,000
Other Countries	2,075,700	2,636,300
Total	$5,553,400	$5,889,000

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer , as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B.     Other Information

The Board of Directors of the Company (“Board”) appointed/confirmed directors to the committees of the Board, at the meeting of the Board held on November 19, 2014, as follows:

Audit Committee: Ashfaq Munshi and Jeremy Verba.  Sam Auriemma remains a member of such committee and is its Chairman.

Compensation Committee: Michael Brochu (Chairman) and John Cronin.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2014.

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of GraphOn Corporation (19)
3.3	Second Amended and Restated Bylaws of Registrant (2)
4.1	Form of certificate evidencing shares of common stock of Registrant (3)
4.2	Form of Warrant issued on September 1, 2011 (4)
4.3	Warrant to Purchase Common Stock, dated October 11, 2011 (5)
4.4	Exercise Agreement, dated June 17, 2013 (including Allonge to 2011 warrants) (20)
4.5	Form of New Warrant issued on June17, 2013 (20)
4.6	Registration Rights Agreement, dated June 17, 2013 (20)
4.7	Form of Warrant issued on January 7, 2014 (21)
4.8	Registration Rights Agreement, dated January 7, 2014 (21)
10.1*	Restricted Stock Agreement (1 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.2*	Restricted Stock Agreement (2 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.3*	Restricted Stock Agreement with Christoph Berlin dated August 15, 2012 (15)
10.4*	Restricted Stock Agreement with Robert Dixon dated August 15, 2012 (15)
10.5	Separation Agreement, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.6	Release, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.7	1998 Stock Option/Stock Issuance Plan of Registrant (7)
10.8	Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)
10.9	2005 Equity Incentive Plan (8)
10.10	2008 Equity Incentive Plan, as Amended (9)
10.11*	Employment Agreement, dated August 21, 2013, by and between Registrant and Eldad Eilam (16)
10.12*	Director Severance Plan (11)
10.13*	Key Employee Severance Plan (11)
10.14	Securities Purchase Agreement, dated September 1, 2011 (4)
10.15	Form of Registration Rights Agreement, dated September 1, 2011 (4)
10.16(a)*	Engagement Agreement, dated October 11, 2011, by and between Registrant and ipCapital Group, Inc. (5)
10.16(b)*	First Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 7, 2011 (12)
10.16(c)*	Second Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 14, 2011 (12)
10.16(d)*	Third Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of January 20, 2012 (13)
10.17	First Amendment to Office Lease between Registrant and CA-Pruneyard Limited Partnership, dated as of October 7, 2013 (27)
10.18	Consulting Agreement, dated February 1, 2012, by and between Registrant and Steven Ledger/Tamalpais Partners LLC (22)
10.19	Amendment to Consulting Agreement, by and between Registrant and Steven Ledger/Tamalpais Partners, LLC, dated August 1, 2013 (16)
10.20	Intellectual Property Brokerage Agreement by and between Registrant and ipCapital Licensing Company I, LLC, dated as of February 4, 2013 (17)
10.21*	Consulting Agreement, dated March 29, 2013, by and between Registrant and Gordon Watson (23)

10.22*	Consulting Agreement, dated November 18, 2013, by and between Registrant and ipCreate, Inc. (24)
10.23	Securities Purchase Agreement, dated January 7, 2014 (21)
10.24*	Consulting Agreement, dated March 17, 2014, by and between Registrant and Steven Ledger (25)
10.25	Separation Agreement, dated March 12, 2014, by and between Registrant and Christoph Berlin (25)
10.26	Employment Letter dated April 30, 2014 and executed May 5, 2014 between hopTo Inc. and Jean-Louis Casabonne (26)
14.1	Code of Ethics (6)
21.1	Subsidiaries of Registrant
23.1	Consent of Macias Gini & O’Connell LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification (furnished, not filed)
32.2	Section 1350 Certification (furnished, not filed)
101

The following financial information from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, (v) Notes to Consolidated Financial Statements (18)

*Management or compensatory plan or arrangement

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
(13)	Filed on February 14, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference
(14)	Filed on May 21, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and incorporated herein by reference.
(15)	Filed on November 14, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly reporting period ended September 30, 2012, and incorporated herein by reference.
(16)	Filed on August 27, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated August 21, 2013, and incorporated herein by reference.
(17)	Filed on February 19, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.
(18)	Submitted electronically with the original Form 10-K.
(19)	Filed on September 10, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated September 9, 2013, and incorporated herein by reference.
(20)	Filed on June 24, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 17, 2013, and incorporated herein by reference.
(21)	Filed on January 13, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 7, 2014, and incorporated herein by reference.

(22)	Filed on April 16, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.
(23)	Filed on April 3, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 29, 2013, and incorporated herein by reference.
(24)	Filed on December 12, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated December 11, 2013, and incorporated herein by reference.
(25)	Filed on March 18, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 12, 2014, and incorporated herein by reference.
(26)	Filed on May 12, 2014 as an exhibit to Registrant’s Current Report on Form 8-K, dated March 9, 2014, and incorporated herein by reference.
(27)	Filed on March 31, 2014 as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

(c) Financial Statement Schedule

Not applicable for smaller reporting companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

March 31, 2015	By:	/s/ Eldad Eilam
Eldad Eilam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eldad Eilam	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2015
Eldad Eilam
/s/ Jean-Louis Casabonne	Chief Financial Officer (Principal Financial Officer and	March 31, 2015
Jean-Louis Casabonne	Principal Accounting Officer)

/s/ Sam M. Auriemma	Director	March 31, 2015
Sam M. Auriemma

/s/ Michael A. Brochu	Director	March 31, 2015
Michael A. Brochu

/s/ John Cronin	Director	March 31, 2015
John Cronin

/s/ Jeremy Verba	Director	March 31, 2015
Jeremy Verba

/s/ Ashfaq Munshi	Director	March 31, 2015
Ashfaq Munshi