Form 10-K/A
period 2014-12-31
hopTo Inc.
filed 2015-04-30
CIK 1021435

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

As of June 30, 2014, the aggregate market value of the Registrant’s common stock held by non-affiliates was $ 13,429,355.

As of April 23, 2015, there were outstanding 117,403,986 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "Original Filing"), originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2015, of hopTo Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2014, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC's Form 10-K and not included in the Original Filing.

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

No attempt has been made with this Amendment to modify or update the other disclosures presented in the Original Filing, including the exhibits thereto, except that : (i) we have updated the number of outstanding shares of our common stock on the cover page of this Amendment and (ii) the information provided in Item 11 regarding Compensation of Directors reflects the Company’s 2014 grant of 2,399,999 options to purchase common stock to four directors and the Company’s Chief Executive Officer as opposed to three directors and the Company’s Chief Executive Officer, which was erroneously listed in the Original Filing. The total number of granted options remains the same. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Unless otherwise noted or as the context otherwise requires, the term "the Company," "we," "us," or "our" refers to hopTo Inc. and its subsidiaries.

HOPTO INC.

ANNUAL REPORT ON FORM 10-K/A

Forward-Looking Information

This report includes, in addition to historical information, "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in "Risk Factors" included in the Original Filing. Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board currently consists of six directors divided into three classes – Class I (Mr. Cronin and Mr. Munshi), Class II (Mr. Brochu and Mr. Auriemma), and Class III (Mr. Eilam and Mr. Verba) – with the directors in each class holding office for staggered terms of three years each and until their successors have been duly elected and qualified. Steven Ledger who served as a Class 1 director from August 2011, and was chairman of our Board since January 2012, resigned effective March 17, 2014. In a meeting of our Board on November 19, 2014, Ashfaq A. Munshi was appointed to fill the vacancy created by Mr. Ledger’s resignation.

Class I Directors:	John Cronin and Ashfaq A. Munshi	Terms expire as of our 2015 annual meeting of stockholders, and if elected at the 2015 annual meeting of stockholders, terms expire as of our 2018 annual meeting of stockholders
Class II Directors:	Michael A. Brochu and Sam M. Auriemma	Terms expire as of our 2016 annual meeting of stockholders
Class III Directors:	Eldad Eilam and Jeremy E. Verba	Terms expire as of our 2017 annual meeting of stockholders

The following table sets forth certain information regarding those individuals currently serving as our directors and executive officers as of April 30, 2015:

Name	Age	Position
Eldad Eilam	37	Chief Executive Officer, President and Director
Jean-Louis Casabonne	57	Chief Financial Officer, Secretary
Sam M. Auriemma (1)	62	Director
Michael A. Brochu (2)	61	Director
John Cronin (2)	60	Director
Jeremy E. Verba (3)	52	Director
Ashfaq A. Munshi (3)	53	Director

(1) Chairman of our Board and Chairman of our Audit Committee

(2) Member of our Compensation Committee

(3) Member of our Audit Committee

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

Michael A. Brochu has served as a director since April 2012. From November 1997 until its acquisition in November 2004 by Art Technology Group, Inc., Mr. Brochu served as president, chief executive officer and chairman of the board of directors of Primus Knowledge Solutions, Inc. Mr. Brochu was a member of the board of directors of Art Technology Group from November 2004 until its acquisition by Oracle Corporation in January 2011. Beginning in December 2003, Mr. Brochu served as a director of Loudeye Corp., and from February 2005 until October 2006, as its president and chief executive officer. In October 2006, Loudeye Corp. was acquired by Nokia Corp. Mr. Brochu left Nokia Corp. in December 2006. From June 2007 until its acquisition in September 2011 by WPP PLC, Mr. Brochu served as president, chief executive officer and a director of Global Market Insite, Inc. Our Board has determined that Mr. Brochu is qualified to serve on our Board because of his more than 20 years’ of senior-level experience as a veteran operational executive in a variety of technology companies. Mr. Brochu is currently a member of the board of directors for Centro Digital Media, Vines of Mendoza and Zotec Partners (each privately held). He is also a member of the Operating Committee of BelHealth Investment Partners, a private equity firm specializing in healthcare, and is on the advisory board of Seattle-based venture capital firm Voyager Capital. Mr. Brochu holds a BBA in Finance/Accounting from the University of Texas at El Paso.

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

Eldad Eilam has served as our Chief Executive Officer since August 2012 and our President since January 2012, and has been a member of our Board since March 2012. Previously, Mr. Eilam served as our Acting Chief Executive Officer between March 2012 and April 2012, as our Interim Chief Executive Officer between April 2012 and August 2012, as our Chief Operating Officer from January 2012 to August 2012, and as our Chief Technology Officer from July 2011 to January 2012. In 2004, Mr. Eilam founded Elgix, Limited, a consulting firm to the high-tech industry, and served as its initial president until his appointment as our Chief Technology Officer. From July 2006 to March 2009, Mr. Eilam was president of GraphOn Research Labs, Limited, our Israeli subsidiary. From April 2009 to July 2011, in his role as President of Elgix, Limited, Mr. Eilam served as a consultant to the high-tech industry, including as a consultant to us since June 2010. Mr. Eilam is a technology expert in the Windows operating system, mobile user interfaces and advanced software technology development, and is the author of the book Reversing: Secrets of Reverse Engineering. Mr. Eilam is qualified to serve on our Board because of his experience advising high-tech companies at similar stages of development as our Company, and his technological expertise in the Windows operating system and mobile user interfaces.

Ashfaq A. Munshi was appointed to our Board in November 2014. Mr. Munshi is a technologist with over 20 years of entrepreneurship, engineering, marketing, and senior management experience.  He is currently the Chief Executive Officer of Graphite Systems, Inc. He is the Chairman and founder of Terabitz and has served as its acting CEO since 2006.  Mr. Munshi has also served as the Chief Technology Officer of Yahoo! Inc., as Head of Yahoo! Labs and as interim CEO and chairman of both MSC Software (NASDAQ: MSCS) and Level5 Networks. He has also served as chairman of a number of technology startup companies. In addition to Terabitz, Mr. Munshi has founded four other Silicon Valley companies: Radiance, Vivecon, SpecialtyMD, and Commerce Engine. Mr. Munshi is qualified to serve on our Board because of his extensive senior management experience and deep technology background in both private and public companies. Earlier in his career, he served as a corporate vice president at Applied Materials and before that, Mr. Munshi was vice president and general manager of the Enterprise Business Unit at SGI.  Mr. Munshi began his executive career at Oracle Corporation where he was director of development and marketing building UI toolkits and data base applications. He was as an advisor to San Francisco based UpSight and has also served as an advisor to Transitive Corporation and has been on the Dean's Leadership Council for the Division of Engineering and Applied Sciences at Harvard University.  Mr. Munshi holds an A.B. in Mathematics from Harvard and has completed graduate work in computer science at Brown and the University of California, Santa Cruz. He is an alumnus of the Stanford Graduate School of Business.

Jeremy E. Verba was appointed to our Board in December 2013. Mr. Verba has served in senior positions at major internet companies. He is currently vice president and general manager of VUDU, Inc., a wholly-owned subsidiary of Wal-Mart Stores, Inc. Previously, Mr. Verba was an Entrepreneur-in-Residence at Foundation Capital in Menlo Park, CA. From August 2011 to August 2012, he was the chief executive officer of eHarmony, Inc., overseeing the number one compatibility-based relationship site in the world. Prior to eHarmony, Inc. he was the founder and general manager of Treasure Isle at Zynga, Inc. from 2009 to 2011. Mr. Verba's career focus has been on online services, communications, and digital media. Mr. Verba currently is a member of the board of Motista, Inc., a privately held company in San Mateo, California. Mr. Verba is qualified to serve on our Board because of his experience, skillset and network, which are accretive to that of our current Board. Additionally, Mr. Verba brings years of hands-on experience and innovative ideas in the areas of creation, marketing and monetization of consumer products, to the Board. He received his MBA from Harvard University and a BS from the Massachusetts Institute of Technology.

Executive Officers

Jean-Louis Casabonne has served as our Chief Financial Officer since May 2014 and our Secretary since May 2014. Previously from 2002 to 2011, Mr. Casabonne has served as the Chief Financial Officer of Quova, Inc., a venture backed company which he guided to profitability prior to its successful sale to Neustar, Inc. (NYSE:NSR). Following the sale of Quova to Neustar, Mr. Casabonne continued with Neustar from 2011 to 2014 as a strategic evangelist and director of business development managing strategic relationships with key partners. From 1996 to 2002, Mr. Casabonne was a founder and controller for Inxight Software, a spin-out from Xerox Corporation. He became CFO and VP of Operations for Inxight in 1999, managing finance, administration, legal affairs, information technology and customer support. From 1992 to 1996, Mr. Casabonne served in a number of senior financial positions for Xerox Corporation’s XSoft Division. Mr. Casabonne also serves as chairman of the board of trustees for Stanbridge Academy, a private K-12 school where he has been a trustee since 2011. Mr. Casabonne received his MBA and BS from Santa Clara University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rule to furnish us with copies of all Section 16(a) forms they file.

Except as noted below, based solely on a review of copies of reports filed with the SEC and submitted to us and on written representations by certain of our directors and executive officers, we believe that all of our directors and executive officers complied on a timely basis during the fiscal year ended December 31, 2014 with the reporting requirements of Section 16(a) of the Exchange Act:

(a) Jean-Louis Casabonne filed one late Form 3 and one late Form 4 on May 14, 2014 reporting transactions on May 8, 2014;

(b) Robert Dixon filed a late Form 4 on (i) April 21, 2014 reporting a transaction on April 16, 2014, and (ii) on February 24, 2014 reporting a transaction on February 19, 2014;

(c) Eldad Eilam filed a late Form 4 on December 8, 2014 reporting a transaction on February 22, 2012 (the same Form 4 timely reported a transaction on December 4, 2014); and

(d) Jeremy Verba filed a late Form 4 on November 24, 2014 reporting a transaction on November 19, 2014.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Our code of ethics is made available at our website at: http://hopto.com/investors/corp-governance.

Stockholder Nominations and Bylaw Procedures

Our bylaws establish procedures pursuant to which a stockholder may nominate a person for election to our Board. Our bylaws are available at our website at: http://hopto.com/investors/corp-governance (click “Code of Conduct”).

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

Audit Committee

The current members of our Audit Committee are Sam Auriemma (Chairman), Jeremy Verba and Ashfaq Munshi. Steven Ledger served on our Audit Committee until his resignation from our Board effective March 17, 2014. Our Audit Committee held four meetings during 2014. Our Board determined that each of our Audit Committee members is or was, in the case of Mr. Ledger, “independent” for audit committee purposes and that Sam Auriemma meets the SEC definition of an “audit committee financial expert.”

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation we paid to our executive officers for the fiscal years ended December 31, 2014 and 2013:

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $ (1)	Option Awards $ (1)		All Other Compensation $		Total $
Eldad Eilam, (2)	2014	275,000	75,000	—	137,000	(3)	2,270	(4)	489,270
CEO, President	2013	275,000	56,250	—	—		2,270	(4)	333,520
Jean-Louis Casabonne (5)	2014	142,800	45,000	166,000	—		2,840	(6)	356,640
CFO, Secretary	2013	—	—	—	—		—		—
Christoph Berlin, **	2014	64,750	—	—	—		1,950	(7)	66,700
Former COO	2013	215,000	45,000	—	—		2,240	(7)	262,240
Robert Dixon, (8) ++	2014	176,900	—	—	9,010	(8)	840	(9)	185,970
Former Vice President of Finance, Secretary	2013	195,000	—	—	—		1,940	(9)	196,940

**	Mr. Berlin resigned as Chief Operating Officer on March 12, 2014.

++	Mr. Dixon’s employment with the Company ended on August 5, 2014.

(1)

The amounts listed in the Stock Awards column and Option Awards column reflect the fair value of the stock awards granted to the named executive officers as of the grant date in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating these amounts are set forth in Note 2 to our consolidated financial statements in our 2014 Form 10-K filed with the Commission on March 31, 2015.

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

(3)

On December 3, 2014, we granted Mr. Eilam a performance-based stock option to purchase 1,000,000 shares of common stock at an exercise price of $0.169. The options under this grant shall vest upon the earlier to occur of (a) the seventh (7th) anniversary the date of grant or (b) such other earlier date as the Board of Directors may determine in its sole discretion from time to time (i.e., the Board may accelerate some or all of such Options, on one or more occasions, up to the maximum number of Options), at any time and for any reason the Board deems appropriate based on its evaluation of Mr. Eilam’s performance, the Company performance or other factors the Board deems appropriate. The amount listed in the Option Awards column reflects the fair value of the option award as of the grant date in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating this amount are set forth in Note 2 to our consolidated financial statements in our 2014 Form 10-K filed with the Commission on March 31, 2015.

(4)	Represents group life insurance premiums, $270 in each of 2013 and 2014, and our contribution to the 401(k) plan ($2,000 in each of 2013 and 2014).

(5)

Mr. Casabonne has served as our Chief Financial Officer and Secretary since May 2014. On May 15, 2014, Mr. Casabonne was awarded 1,000,000 shares of restricted stock with a fair market value of $0.166 per share.

(6)	Represents group life insurance premiums ($840 in 2014), and our contribution to the 401(k) plan ($2,000).

(7)	Represents group life insurance premiums ($240 in 2013 and $60 in 2014) and our contribution to the 401(k) Plan ($2,000 in 2013 and $1,890 in 2014).

(8)

Mr. Dixon was appointed Vice President of Finance on August 21, 2013. Previously, he had served as Interim Chief Financial Officer since May 14, 2012, and Controller since March 2000. Mr. Dixon terminated his employment with the Company on August 5, 2014. As a condition of Mr. Dixon’s termination the Company agreed to extend the exercise date for his vested stock options until May 29, 2015.

(9)	Represents group life insurance premiums ($690 in 2013 and $840 in 2014), and our contribution to the 401(k) plan ($1,250 in 2013).

See “—Outstanding Equity Awards at Fiscal Year-End,” for a discussion of the vesting and exercisability terms of options referenced above.

Mr. Berlin was employed in 2014 on an at-will basis.

Mr. Eilam also was employed during 2014 and continues to be employed on an at-will basis pursuant to the employment agreement approved by the Board of Directors and Compensation Committee on August 21, 2013.  Under the employment agreement, Mr. Eilam will receive an annual base salary of $275,000 and will be eligible for an annual performance-based bonus in the discretion of the Company’s Compensation Committee.  For fiscal year 2014, Mr. Eilam earned a bonus of $75,000 which was subject to the discretion of our Board and its Compensation Committee based on Mr. Eilam’s overall performance during 2014. For 2013, Mr. Eilam’s bonus was subject to the successful attainment of three milestones, with one-third of the bonus awarded for each milestone achieved. The milestones were related to the product releases of our hopTo product, user base size of hopTo and modified EBITDA. At the discretion of our Board and its Compensation Committee, the actual bonus, if any, may be increased or decreased based on over or under achievement of the applicable milestone.

Mr. Eilam had previously been granted 1,600,000 restricted shares of the Company’s common stock and stock options to acquire 3,000,000 shares of the Company’s common stock.  The restricted shares are scheduled to vest over a period of 33 months.  Fifty percent (50%) of the stock options are scheduled to vest over a period of 33 months and the remaining stock options are scheduled to vest and become exercisable upon the satisfaction of specified performance goals over a period of three fiscal years.  The employment agreement modified the vesting provisions of the restricted shares and stock options, which previously accelerated only in connection with a termination without cause and only in certain specified change of control situations.  Pursuant to the employment agreement, if Mr. Eilam’s employment is terminated as a result of death or disability, by the Company without cause, or by Mr. Eilam for good reason, or following a change of control, then all of Mr. Eilam’s unvested restricted shares and stock options shall immediately vest.

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

The employment agreement supersedes the Company Key Employee Severance Plan unless Mr. Eilam’s employment is terminated under circumstances that would entitle him to receive salary continuation and Company subsidized health care for a period of twelve months or more following termination under the Company Key Employee Severance Plan.

Mr. Casabonne has been employed since May, 2014 and continues to be employed on an at-will basis. Mr.Casabonne will receive an annual base salary of $225,000 and is eligible for an annual performance-based bonus up to 30% of his annual base salary that is based on goals and achievements mutually set by Mr. Casabonne and management. In 2014, Mr. Casabonne was awarded equity compensation equivalent to 1,000,000 shares of hopTo Inc. common stock.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at December 31, 2014
	Option Awards
Name	Number of Underlying Securities (1)	Number of Underlying Securities unvested	Number of Underlying Securities unearned		Option Exercise Price $	Option Expiration Date
Eldad Eilam	1,000,000	—	—		0.280	09/08/21
Chief Executive Officer, President	1,000,000	—	333,333	(2)	0.230	02/22/22
	1,000,000	1,000,000	1,000,000	(3)	0.169	12/03/2024
Jean-Louis Casabonne	—	—	—		—	—
CFO, Secretary
Christoph Berlin (4)	—	—	—		—	—
Former Chief Operating Officer
Robert Dixon (5)	25,000	—	—		0.210	5/29/2015
Former Vice President of Finance, Secretary	25,000	—	—		0.165	5/29/2015
	25,000	—	—		0.050	5/29/2015
	25,000	—	—		0.060	5/29/2015
	40,000	—	—		0.050	5/29/2015
	281,818	—	—		0.230	5/29/2015
	145,000	—	—		0.202	5/29/2015

(1) All options are immediately exercisable upon grant and vest in 33 equal monthly installments beginning in the fourth month after their respective date of grant. We have the right to repurchase exercised unvested options at the exercise price of the respective option upon the optionee's cessation of service to our Company.

(2) On February 22, 2012, Mr. Eilam was granted a performance-based incentive option, which vests in three equal increments at the end of each fiscal year subsequent to its grant date, assuming that the performance-based goals have been met. As of December 31, 2013 and December 31, 2014, such goals for 2013 and 2014, respectively, which included establishing an operational base in the Silicon Valley area and delivering an alternative product to our existing GO-Global product family, were met. Thus, two-thirds of the award was vested and earned.

(3) On December 3, 2014, Mr. Eilam was granted a performance-based incentive option which vests upon the earlier to occur of (a) the seventh (7th) anniversary the date of grant or (b) such other earlier date as the Board of Directors may determine in its sole discretion from time to time (i.e., the Board may accelerate some or all of such Options, on one or more occasions, up to the maximum number of Options), at any time and for any reason the Board deems appropriate based on its evaluation of Mr. Eilam’s performance, the Company performance or other factors the Board deems appropriate.

(4) Mr. Berlin resigned on March 12, 2014, and in accordance with the provisions of our 2008 Equity Incentive Plan, forfeited 116,667 unvested options.

(5) Mr. Dixon terminated his employment with the Company on August 5, 2014, and per the termination agreement, all of his vested options were extended to expire on May 29, 2015.

Outstanding Equity Awards at December 31, 2014(1)
	Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested (2)
Eldad Eilam (3)	387,900	$54,306
Chief Executive Officer and President
Jean-Louis Casabonne (4)	878,791	123,031
Chief Financial Officer
Christoph Berlin (5)	—	$—
Former Chief Operating Officer
Robert Dixon (6)	—	$—
Former Vice President of Finance, Secretary

(1) All awards identified in this table were granted on August 15, 2012 and May 15, 2014 and vest in thirty-three equal monthly installments, beginning on December 15, 2012 and September 15, 2014, respectively.

(2) The fair market value of our stock on December 31, 2014 was $0.14 per share.

(3) Mr. Eilam was appointed President in January 2012 and Chief Executive Officer on August 15, 2012.

(4) Mr. Casabonne was hired and appointed Chief Financial Officer on May 3, 2014.

(5) Mr. Berlin resigned on March 12, 2014 and, in accordance with the provisions of the 2012 Equity Incentive Plan, forfeited 954,194 unvested shares of common stock.

(6) Mr. Dixon terminated his employment with the Company on August 5, 2014, and, in accordance with the provisions of the 2012 Equity Incentive Plan, forfeited 163,300 shares.

Compensation of Directors

During the fiscal year ended December 31, 2014 our non-employee directors were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our Board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a Board committee, and a $1,500 quarterly retainer.

Name	Year	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Sam M. Auriemma	2014	$13,500	$31,910	$—	$45,410
Michael A. Brochu	2014	$11,500	$31,910	$—	$43,410
John Cronin (2)	2014	$9,500	$34,400	$—	$43,900
Jeremy E. Verba (3)	2014	$13,000	$6,300	$—	$19,300
Ashfaq A. Munshi (4)	2014	$2,500	$73,000	$—	$75,500
Steven Ledger (5)	2014	$1,000	$—	$—	$1,000

(1) The amounts listed in the Option Awards column reflect the aggregate grant date fair value of stock options granted to the named director during 2014 calculated in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating these amounts are set forth in Note 2 to our consolidated financial statements in our 2014 Form 10-K filed with the Commission on March 31, 2015.

(2) In December, 2014, 300,000 of the shares previously granted to Mr. Cronin in December 2012 were repriced from $0.37 to $0.16.

(3) On December 18, 2013, we granted to Mr. Verba options to purchase 700,000 shares of common stock at an exercise price of $0.365 per share. All of the options granted to Mr. Verba in 2013 were immediately exercisable upon their grant date and vest in thirty-three equal monthly installments, beginning in the fourth month after their grant date. In November 2014, these shares were repriced from $0.365 to $0.1213 per share.

(4) All of the options granted to Mr. Munshi in 2014 were immediately exercisable upon their grant date and vest in thirty-three equal monthly installments, beginning in the fourth month after their grant date.

(5) On March 17, 2014, Mr. Ledger resigned from our Board and on such date we entered into an exclusive consulting agreement with Mr. Ledger to provide consulting services to our Board. See “Corporate Governance–Related-Party Transactions–Steven Ledger” for a summary of such agreement.

Should any director’s service cease prior to full vesting of his options, we have the right to repurchase any shares issued upon exercise of options not vested.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2014, the Compensation Committee was comprised of Michael A. Brochu and John Cronin, each of whom is a non-employee director. See Item 13 for a summary of transactions with entities controlled by Mr. Cronin.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of April 23, 2015, by (i) each of our directors and nominees; (ii) each person known by us to beneficially own 5% or more of our common stock (based upon review of the most recent Schedule 13D and 13G filings as of April 23, 2015); (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each of the following stockholders is c/o hopTo Inc., 1919 S. Bascom Avenue, Suite 600, Campbell, CA 95008.

Name and Address	Number of Shares of Common Stock Beneficially Owned (1)(2)	Percent of Class (%)
Eldad Eilam (3)	4,842,941	4.1
Jean-Louis Casabonne	959,323	*
Sam M. Auriemma (3)	933,333	*
Michael A. Brochu (3)	933,333	*
John Cronin (3)	933,333	*
Jeremy E. Verba (3)	700,000	*
Ashfaq Munshi (3)	700,000	*
Robert Dixon** (3)	818,018	*
All current executive officers and directors as a group (7 persons)(3)	10,002,263	9.2
AIGH Investment Partners, LLC (4) 6006 Berkeley Avenue Baltimore, MD 21209	6,080,278	5.2
Austin Marxe, David Greenhouse and Adam C. Stettner (5) 527 Madison Avenue, Suite 2600 New York, NY 10022	9,899,700	8.4
David R. Wilmerding, III (6) 2 Hamill Road, Suite 272 Baltimore, MD 21117	10,500,000	8.9
Jon C. Baker (7) 101 St. Johns Road Baltimore, MD 21210	9,422,000	8.0
Robert S. London (8) 1485 E. Valley Road, Suite F Montecito, CA 93108	6,808,597	5.8
Neal Goldman (9) 767 Third Avenue, 25th Floor New York, NY 10017	7,716,667	6.6

*	Less than 1%.
**	Mr. Dixon’s employment with the Company ended on August 5, 2014.

(1)

As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of April 23, 2015 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage ownership of our common stock is based on 117,403,986 shares of common stock outstanding as of April 23, 2015
(3)

Includes the following shares of common stock issuable upon exercise of outstanding stock options: 1,666,667 options earned by Mr. Eilam pursuant to a performance based incentive option grant; 585,000 stock options held by Mr. Dixon; and 933,333 stock options held by each of Messrs. Auriemma, Brochu, and Cronin and 700,000 stock options held by each of Messrs. Verba and Munshi.

(4)

Based on information contained in a Schedule 13G/A filed by AIGH Investment Partners, LLC on March 3, 2008, and information known to us, AIGH has shared voting and dispositive power with respect to 6,080,278 shares of common stock. Orin Hirschman is the managing member of AIGH Investment Partners, LLC.

(5)

Based solely on information contained in a joint Schedule 13G/A filed by Austin Marxe, David Greenhouse and Adam Stettner on February 4, 2015. Such stockholders share voting and dispositive power over these shares by virtue of being the controlling principals of AWM Investment Company, Inc. ("AWM"), and the members of SST Advisers, L.L.C. ("SST"). AWM acts as investment advisor to each of Special Situations Technology Fund, L.P. ("Tech Fund") and Special Situations Technology Fund II, L.P. ("Tech Fund II"); SST is the general partner of each of Tech Fund and Tech Fund II. Tech Fund owns 1,177,949 shares of our common stock and holds warrants to purchase 190,000 shares of our common stock. Tech Fund II owns 7,346,751 shares of our common stock and holds warrants to purchase 1,185,000 shares of our common stock.

(6)

Based on information contained in a Schedule 13G/A filed by David Wilmerding on February 9, 2015, and information known to us, Mr. Wilmerding has sole voting and dispositive power with respect to 9,000,000 shares of our common stock and warrants to purchase 1,500,000 shares of our common stock.

(7)

Based on information contained in a Schedule 13G/A filed by Jon C. Baker on February 9, 2015, and information known to us, Mr. Baker has sole voting and dispositive power with respect to 8,172,000 shares of our common stock and warrants to purchase 1,250,000 shares of our common stock.

(8)

Based on information contained in Schedule 13G/A filed on February 17, 2015, by Robert S. London, and information known to us, Mr. London has sole voting and dispositive power with respect 6,483,333 shares of our common stock and warrants to purchase 375,000 shares of our common stock.

(9)

Based on information contained in a Schedule 13G filed by Goldman Capital Management Inc. on April 18, 2014, and the Form 13HR filed by their firm on February12, 2015, and information known to us, Neal Goldman has sole voting and dispositive power with respect to 5,800,000 shares of our common stock and warrants to purchase 1,916,667 shares of our common stock held by Goldman Partners, L.P. ("Goldman Partners"), by virtue of being the general partner of Goldman Partners, and the president of Goldman Capital Management, Inc., which acts as investment advisor to Goldman Partners.

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

For the fiscal years ended December 31, 2014 and 2013, we paid ipCapital an aggregate $0 and $15,000, respectively, for services performed under the engagement agreement, as amended.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. Half of the warrant (200,000 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The installments occurred on October 11, 2012. 2013, and 2014, respectively. The remaining 200,000 shares became fully vested upon the completion to our satisfaction of all services that we had requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services.

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

ipCreate, Inc.

John Cronin, a member of our Board since August 9, 2011, is chairman and CEO of ipCreate, Inc. (ipCreate), an intellectual property consulting firm. Michael Brochu, a member of our Board since April 17, 2012, provides consulting services to ipCreate for compensation and serves in an advisory capacity to ipCreate as a board observer.

In 2013, we entered into an Engagement Letter (the “Agreement”), with ipCreate, Inc. (“ipCreate”). John Cronin is Chairman and CEO of ipCreate; Michael Brochu, provides consulting services to ipCreate for compensation and serves in an advisory capacity to ipCreate as a board observer. Pursuant to the Agreement, we engaged ipCreate to assist us in the definition and execution of our intellectual property strategy. Pursuant to the Agreement, and upon completion of certain tasks we requested ipCreate to perform, we paid ipCreate $100,000 during 2013, the full amount of compensation due them under the Agreement for the services performed.

We believe the terms of the Engagement Letter were fair and reasonable to us and were at least as favorable to us as those that could have been obtained on an arm’s length basis.

Steven Ledger

Tamalpais Partners LLC

Steven Ledger, former Chairman of our Board, is the founder and managing partner of Tamalpais Partners LLC ("Tamalpais"), a business consulting firm. On February 1, 2012, we entered into a one-year consulting agreement with Tamalpais, which we renewed upon its expiration, under which Tamalpais provided us with advisory services focused on capital and business issues, including assistance on raising capital, mergers, acquisitions, business development and investor relations/positioning. We paid Tamalpais $0 and $110,000 during 2014 and 2013, respectively, for services rendered to us under the terms of this consulting agreement. We believe that these fees constitute no greater compensation than that we would be required to pay to an unaffiliated person for substantially similar services.

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

Gordon Watson

Gordon Watson resigned from our Board on March 29, 2013, and we entered into an exclusive consulting agreement with Mr. Watson whereby he provided consulting services to our Board commencing on the date of his resignation through May 31, 2014. Mr. Watson's consulting agreement provided for total compensation of $12,500 over the term of the agreement. In addition, 192,236 of Mr. Watson's unvested stock options continued to vest in accordance with their original terms over the period of the agreement. We also reimbursed Mr. Watson for his reasonable expenses incurred in rendering services to our Board, in accordance with our policies. On August 29, 2014, Mr. Watson forfeited 497,348 options.

Michael A. Brochu

As discussed above, Michael A. Brochu, a member of our Board since April 17, 2012, provides consulting services to ipCreate for compensation and serves in an advisory capacity to ipCreate as a board observer.

Director Independence

Our Board of Directors has determined that each of our non-employee directors (John Cronin, Sam M. Auriemma, Michael A. Brochu, Ashfaq A. Munshi and Jeremy E. Verba), who collectively constitute a majority of our Board, meets the general independence criteria set forth in the NASDAQ Marketplace rules. Our Board also determined that Steven Ledger met the general independence criteria set forth in the NASDAQ Marketplace rules during the time he was a member of our Board. In addition, our Board has made a subjective determination as to each of the foregoing individuals that no relationships exist (including the relationship with ipCapital, ipCreate or the consulting fee paid to Tamalpais Partners, that are described above under “Related-Party Transactions”) that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Macias Gini & O’Connell LLP for the fiscal years ended December 31, 2014 and 2013 were as follows:

Category	2014	2013
Audit fees	$154,700	$177,400
Audit – related fees	—	11,900
Tax fees	15,000	15,000
All Other fees	—	—
Totals	$169,700	$204,300

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

hopTo Inc.

April 30, 2015	By:	/s/ ELDAD EILAM
Eldad Eilam
Chief Executive Officer