Form 10-Q
period 2015-03-31
hopTo Inc.
filed 2015-05-15
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 11, 2015, there were issued and outstanding 117,428,986 shares of the registrant’s common stock, par value $0.0001.

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
●

other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on March 31, 2015, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HOPTO INC.

Condensed Consolidated Balance Sheets

	(Unaudited)
Assets	March 31, 2015	December 31, 2014
Current Assets:
Cash	$1,971,800	$1,557,100
Accounts receivable, net	454,000	2,211,300
Prepaid expenses	103,500	98,100
Total Current Assets	2,529,300	3,866,500

Capitalized software development costs, net	354,700	408,700
Property and equipment, net	335,100	362,500
Other assets	139,900	139,700
Total Assets	$3,359,000	$4,777,400

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$962,600	$986,500
Deferred rent	47,900	44,500
Capital lease	7,800	7,700
Deferred revenue	2,505,400	2,859,300
Total Current Liabilities	3,523,700	3,898,000

Warrants liability	294,700	647,300
Deferred revenue	1,612,900	1,652,600
Capital lease	13,200	15,200
Deferred rent	144,600	158,200
Total Liabilities	5,589,100	6,371,300

Commitments and contingencies (Note 12)

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 113,057,295 and 112,542,217 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	11,300	11,200
Additional paid-in capital	75,227,400	74,600,700
Accumulated deficit	(77,468,800)	(76,205,800)
Total Stockholders' Deficit	(2,230,100)	(1,593,900)
Total Liabilities and Stockholders' Deficit	$3,359,000	$4,777,400

See accompanying notes to unaudited condensed consolidated financial statements

 HOPTO INC.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Revenue	$1,471,100	$1,340,200
Costs of revenue	104,500	134,800
Gross profit	1,366,600	1,205,400

Operating expenses:
Selling and marketing	500,100	650,500
General and administrative	907,800	1,011,600
Research and development	1,164,900	1,348,000
Total operating expenses	2,572,800	3,010,100

Loss from operations	(1,206,200)	(1,804,700)

Other income (expense) - change in fair value of warrants liability	(55,100)	1,133,700
Other expense, net	(600)	(200)
Loss before provision for income tax	(1,261,900)	(671,200)
Provision for income tax	1,100	1,300
Net loss	$(1,263,000)	$(672,500)

Loss per share – basic and diluted	$(0.01)	$(0.01)
Average weighted common shares outstanding – basic and diluted	112,803,553	110,283,363

See accompanying notes to unaudited condensed consolidated financial statements

 HOPTO INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding
Beginning balance	112,542,217	98,510,622
Private placement of stock and warrants	—	11,299,999
Employee stock option issuances	77,500	215,757
Exercise of warrants	—	1,000,000
Vesting of restricted stock awards	437,578	446,641
Ending balance	113,057,295	111,473,019

Common stock – amount
Beginning balance	$11,200	$9,800
Par value of shares issued in private placement	—	1,200
Exercise of employee stock options	—	—
Exercise of warrants	—	100
Vesting of restricted stock awards	100	—
Ending balance	$11,300	$11,100

Additional paid-in capital
Beginning balance	$74,600,700	$71,697,300
Stock-based compensation expense	222,200	169,700
Company payment of employee taxes for stock-based compensation	(6,500)	—
Proceeds from exercise of employee stock options	3,800	43,600
Proceeds from exercise of warrants	—	260,000
Reclassification of warrants liability to equity (2014 Pipe)	407,300	—
Proceeds from private placement of common stock and warrants, net of par value of shares issued	—	3,388,800
Cost of private placement of common stock and warrants	—	(20,000)
Allocation of proceeds from common stock and warrants to warrants liability	—	(1,356,000)
Other Rounding	(100)	(100)
Ending balance	$75,227,400	$74,183,300

Accumulated deficit
Beginning balance	$(76,205,800)	$(72,611,900)
Net loss	(1,263,000)	(672,500)
Ending balance	$(77,468,800)	$(73,284,400)
Total Stockholders’ Equity (Deficit)	$(2,230,100)	$910,000

See accompanying notes to unaudited condensed consolidated financial statements

 HOPTO INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
Cash Flows Provided By (Used In) Operating Activities:	(Unaudited)	(Unaudited)
Net Loss	$(1,263,000)	$(672,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,500	121,300
Stock-based compensation expense	222,200	169,700
Company payments of employee taxes for stock-based compensation	(6,500)	—
Revenue deferred to future periods	602,500	841,400
Recognition of deferred revenue	(996,100)	(1,098,600)
Changes to allowance for doubtful accounts	(9,700)	(18,900)
Change in fair value of derivative instruments – warrants	55,100	(1,133,700)
Accretion of warrants liability for consulting services	(400)	(49,800)
Changes in severance liability	—	(46,200)
Changes in deferred rent	(10,200)	4,900
Interest accrued for capital lease	400	—
Changes in operating assets and liabilities:
Accounts receivable	1,767,000	213,300
Prepaid expenses	(5,400)	(77,000)
Accounts payable and accrued expenses	(23,900)	(46,500)
Other assets	(200)	—
Net Cash Used in Operating Activities	418,300	(1,792,600)

Cash Flows Used In Investing Activities:
Capital expenditures	(5,100)	(23,700)
Net Cash Used In Investing Activities	(5,100)	(23,700)

Cash Flows Provided By Financing Activities:
Payment of capital lease	(2,300)	—
Proceeds from exercise of warrants	—	260,000
Proceeds from exercise of employee stock options	3,800	43,600
Proceeds from private placement of stock and warrants, net of issuance costs	—	3,370,000
Net Cash Provided By Financing Activities	1,500	3,673,600

Net Increase (Decrease) in Cash	414,700	1,857,300
Cash - Beginning of Period	1,557,100	2,430,700
Cash - End of Period	$1,971,800	$4,288,000

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the SEC on March 31, 2015 (“2014 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2015 or any future period.

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

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. There was no severance liability reported at March 31, 2015 or December 31, 2014.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three-month periods ended March 31, 2015 or 2014.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended March 31, 2015 and 2014:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
Three Months Ended March 31,
2015	$32,600	$—	$—	$(9,700)	$22,900
2014	$42,000	$—	$—	$(18,900)	$23,100

Concentration of Credit Risk

For the three-month periods ended March 31, 2015 and 2014, respectively, we considered the customers listed in the following table to be our most significant customers. The table sets forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of March 31, 2015 and 2014.

	Three Months Ended March 31, 2015	As of March 31, 2015	Three Months Ended March 31, 2014	As of March 31, 2014
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	-	-	8.0%	26.0%
Centric	1.7%	3.1%	6.0%	9.0%
Elosoft	10.1%	0.6%	6.0%	9.0%
Ericsson	-	0.2%	4.1%	8.0%
GE	1.9%	2.3%	13.0%	22.0%
IDS	5.8%	-	8.0%	-
Raytheon	13.4%	23.0%	0.5%	-
Uniface	18.8%	40.9%	3.0%	3.4%
Total	51.7%	70.1%	48.6%	77.4%

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

As of March 31, 2015, all of our $294,700 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 4).

Reclassification

Certain items have been reclassified in the 2014 financial statements to conform to the 2015 presentations.

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The objective of ASU 2015-05 is to provide guidance to reporting entities in the accounting for fees paid in a cloud computing arrangement. Specifically, if a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change GAAP for an entity’s accounting for service contracts. The amendments in this ASU are effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating this ASU in order to determine whether or not its adoption will have a material impact on our results of operations, cash flows or financial position.

In August 2014, FASB issued ASU No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40)”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in the update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We will evaluate the going concern considerations in this ASU, however, at the current period, we do not believe that the Company has met conditions which would subject its consolidated financial statements to additional disclosure.

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

The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within such annual period. FASB is considering a one year deferral of ASU 2014-09. Early adoption is not permitted. We are currently evaluating this ASU in order to determine whether or not its adoption will have a material impact on our results of operations, cash flows or financial position.

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

3. Property and Equipment

Property and equipment was:

	March 31, 2015	December 31, 2014
Equipment	$311,500	$306,400
Furniture	233,900	233,900
Leasehold improvements	167,600	167,600
	713,000	707,900
Less: accumulated depreciation and amortization	377,900	345,400
	$335,100	$362,500

Aggregate property and equipment depreciation and amortization expense was $32,500 and $53,300 during the three-month periods ended March 31, 2015 and 2014, respectively.

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

Under certain conditions of the SPA that were to expire no later than January 7, 2015, we could have been required to issue a variable number of additional warrants to the investors at a below-market value exercise price. Accordingly, we have concluded that the warrants issued to the investors are not indexed to our common stock; therefore, the fair value of these warrants was recorded as a liability of $1,356,000 on January 7, 2014 on our Balance Sheet. Since these conditions did not occur as of January 7, 2015, we have reclassified the warrant from liability to equity.

Using a binomial pricing model, we calculated the fair value of the warrants issued to the investors on January 7, 2015 to be $407,300. We used the following assumptions in the binomial pricing model to derive the fair value: estimated volatility 113%; annualized forfeiture rate 0%; expected term 4.1 years; estimated exercise factor 3.5; risk free interest rate 1.20; and dividends 0.

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

The fair market value of our common stock was $0.17 and $0.20 per share as of March 31, 2015 and 2014, respectively. We used a binomial pricing model to determine the fair value of our warrants liability as of March 31, 2015 and December 31, 2014, the balance sheet dates, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Transaction

March 31, 2015	110%	—	1.44	3.5	0.40%	—

December 31, 2014	104%	—	1.69	3.5	0.56%	—
2014 Transaction
March 31, 2015	—	—	—	—	—	—
December 31, 2014	114%	—	4.08	3.5	1.35%	—
ipCapital
March 31, 2015	107%	—	1.56	4.0	0.44%	—
December 31, 2014	105%	—	1.81	4.0	0.61%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2015:

Warrants liability – December 31, 2014 fair value	$647,300
Change in fair value of warrant liability recorded in other income	55,100
Change in fair value of warrant liability recorded in general and administrative expense	(400)
Reclassification of 2014 PIPE Warrant to Equity	(407,300)
Warrants liability – March 31, 2015 fair value	$294,700

The following tables reconcile the total number of warrants outstanding for the periods indicated:

For the Three-Month Period Ended March 31, 2015

	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	10,302,500	—	—	10,302,500
2014 Transaction	5,650,001	—	—	5,650,001

Exercise Agreement	4,500,000	—	—	4,500,000
ipCapital	400,000	—	—	400,000
Consultant Warrant (1)	169,273	—	—	169,273

Offer to Exercise	152,500	—	—	152,500

Total	21,174,274	—	—	21,174,274

For the Three-Month Period Ended March 31, 2014

	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	11,302,500	—	1,000,000	10,302,500
2014 Transaction	—	5,650,001	—	5,650,001

Exercise Agreement	4,500,000	—	—	4,500,000
ipCapital	400,000	—	—	400,000
Consultant Warrant (1)	312,500	—	—	312,500

Offer to Exercise	152,500	—	—	152,500

Total	16,667,500	5,650,001	1,000,000	21,317,501

(1)

On February 11, 2014, we served notice to a former investor relations firm that we were cancelling our consulting agreement with them, with such cancellation to be effective April 11, 2014. Under the terms of the agreement, 169,273 of the warrants that had been issued to such firm will have vested as of the effective cancellation date, and 143,227 will ultimately be forfeited.

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

As of December 31, 2014 and March 31, 2015, $0 remained outstanding associated with the severance liabilities. During the three-month period ended March 31, 2014, we made total payments of $47,700 to individuals whom these severance amounts were due.

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

As of March 31, 2015 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$8,200	$42,000	$50,200
Deferred rent benefit	39,700	102,600	142,300
	$47,900	$144,600	$192,500

As of December 31, 2014 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$4,800	$45,700	$50,500
Deferred rent benefit	39,700	112,500	152,200
	$44,500	$158,200	$202,700

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

7. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2015 and 2014, respectively, by classification:

	Three Months Ended March 31,
Statement of Operations Classification	2015	2014
Costs of revenue	$3,000	$(600)
Selling and marketing expense	29,300	5,900
General and administrative expense	168,100	137,200
Research and development expense	21,800	27,200
	$222,200	$169,700

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended March 31, 2015.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2014	10,287,999	$0.18
Granted	—	—
Exercised	(77,500)	0.05
Forfeited or expired	—	—
Outstanding – March 31, 2015	10,210,499	$0.18	7.07	$194,100

Of the options outstanding as of March 31, 2015, 6,859,298 were vested, 3,304,385 were estimated to vest in future periods and 46,816 were estimated to be forfeited prior to their vesting. As of March 31, 2015, there was approximately $332,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. Such cost is expected to be recognized over a weighted-average period of approximately ten months.

All options are exercisable immediately upon grant. Options vest ratably, generally over a 33-month period commencing in the fourth month after the grant date. We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

The following table presents summaries of the status and activity of our restricted stock awards for the three-month period ended March 31, 2015. We include the common stock underlying the restricted stock award in shares outstanding once such common stock has vested and the restriction has been removed (“releases” or “released”).The common stock vests ratably, generally over a 33-month period commencing in the fourth month after the award date.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – December 31, 2014	4,314,983	$0.18
Awarded	225,000	0.16
Released	(437,578)	0.20
Forfeited	(80,221)	0.17
Unreleased – March 31, 2015	4,022,184	$0.17	2.27	$580,900

As of March 31, 2015, there was approximately $580,900 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately twenty-six months.

8. Revenue

Revenue for the three-month periods ended March 31, 2015 and 2014 was:

			2015 Over (Under) 2014
Revenue	2015	2014	Dollars	Percent
Software Licenses
Windows	$614,000	$510,100	$103,900	20.4%
UNIX/Linux	170,000	104,000	66,000	63.5%
	784,000	614,100	169,900	27.7%
Software Service Fees
Windows	485,800	511,800	(26,000)	-5.1%
UNIX/Linux	188,300	198,200	(9,900)	-5.0%
	674,100	710,000	(35,900)	-5.1%
Other	13,000	16,100	(3,100)	-19.3%
Total Revenue	$1,471,100	$1,340,200	$130,900	9.8%

9. Cost of Revenue

Cost of revenue for the three-month periods ended March 31, 2015 and 2014 was:

			2015 Over (Under) 2014
	2015	2014	Dollars	Percent
Software service costs	$41,700	$60,500	$(18,800)	-31.1%
Software product costs	62,800	74,300	(11,500)	-15.5%
	$104,500	$134,800	$(30,300)	-22.5%

10. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	March 31, 2015	December 31, 2014
Software development costs	$1,135,900	$1,135,900
Accumulated amortization	(781,200)	(727,200)
	$354,700	$408,700

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $54,000 and $68,000 during the three-month periods ended March 31, 2015, and 2014, respectively.

We recorded $0 capitalized software development costs during the three-month periods ended March 31, 2015 and 2014.

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

In conjunction with the 2014 private placement, we recorded a warrants liability of $1,356,000 as of January 7, 2014 on our Balance Sheet. Certain conditions under the SPA which expired on January 7, 2015 would have required us to issue additional warrants at below-market value exercise price (see Note 4). These conditions did not occur and ended as of January 7, 2015. Therefore, we have reclassified the related liability to equity as of January 7, 2015 on our Balance Sheet.

Accounting fees associated with the 2014 private placement, which aggregated approximately $9,600, were deemed immaterial and were charged to operating expense during the three-month period ended March 31, 2014.

Stock Repurchase Program

During each of the three-month periods ended March 31, 2015 and 2014, we did not repurchase any of our common stock under the terms of our Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of March 31, 2015, approximately $782,600 remained available for future purchases under this program. We are not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at our discretion.

12. Commitments and Contingencies

On February 1, 2014, we relocated our corporate offices to a larger suite within our landlord’s office complex in Campbell, California. We are currently leasing 10,659 square feet under a five-year lease that, unless renewed, will expire in October 2018. The following table sets forth the minimum lease payments we will be required to make throughout the remainder of the lease:

Year	Amount
Remainder of 2015	$338,800
2016	464,200
2017	478,100
2018	366,600
$1,647,700

13. Supplemental Disclosure of Cash Flow Information

We disbursed $300 for the payment of interest expense during the three-month periods ended March 31, 2015. Such disbursement was for capital lease payments. We did not disburse any cash for the payment of interest expense during the three-month period ended March 31, 2014. We disbursed $480 for the payment of income taxes during the three-month period ended March 31, 2014. Such disbursement was made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs, Ltd. We did not disburse any cash for the payment of income taxes during the three-month period ended March 31, 2014.

During the three-month period ended March 31, 2015 we reduced our warrants liability by $55,100, which was recorded in the Condensed Consolidated Statement of Operations. Such reduction reflected the aggregate fair value adjustments we recorded during such period and in addition to reclassified our 2014 PIPE warrant to equity. No cash was disbursed in conjunction with these items (See Note 4).

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

For the three-month periods ended March 31, 2015 and 2014, 35,406,957 and 35,557,372 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

15. Segment Information

The Company’s operations have historically been conducted and reported in two segments, GO-Global and hopTo, each representing a specific product line and dedicated operating resources. During the fourth quarter of 2014, the Company developed its hopTo Work product and go to market strategy, and beginning in January of 2015, it reorganized to a functional organization structure with consolidated decision authority over engineering, product management, sales and marketing resources. Resources in these functional departments are now shared for the development, sales and support of both the GO-Global and hopTo products. The GO-Global and hopTo Work products also have similar target customers, distribution channels, and common reseller partners.

Beginning with the three-month period ended March 31, 2015, the Company will no longer report financial results in two segments. Software revenue and services revenue for the hopTo Work product will be included in the Windows software and Windows services revenue, respectively.

Revenue by country for the three-month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
Revenue by Country	2015	2014
United States	$751,400	$551,000
Germany	67,100	96,400
Brazil	169,500	157,000
Other Countries	483,100	535,800
Total	$1,471,100	$1,340,200

16. Related Party Transactions

Tamalpais Partners LLC

Steven Ledger, former Chairman of our Board of Directors, is the founder and managing partner of Tamalpais Partners LLC, (“Tamalpais”) a business consulting firm. On March 17, 2014, contemporaneous with Mr. Ledger’s resignation from our board, we mutually agreed with Mr. Ledger to terminate our consulting agreement with Tamalpais. We paid Tamalpais $0 and $12,000 for the three-month periods ended March 31, 2015 and 2014, respectively, for services rendered to us under the terms of this consulting agreement. No amounts were due Tamalpais at either March 31, 2015 or 2014.

When he resigned as our Chairman, we entered into a short-term consulting agreement with Mr. Ledger that was separate from the terminated agreement with Tamalpais. Under that exclusive consulting agreement, Mr. Ledger began providing consulting services to our Board of Directors for a term that commenced upon his resignation, which ended on August 15, 2014. The consulting agreement also provided that Mr. Ledger’s then currently unvested options to purchase our common stock granted during his term as a director would continue to vest during the term of the consulting agreement in accordance with their original terms. In addition, the agreement provided that the period in which to exercise such options was extended through the end of 2014. Mr. Ledger will also be reimbursed for his reasonable expenses incurred in connection with rendering services to our Board of Directors in accordance with our expense reimbursement policies. The consulting agreement also contains confidentiality, mutual non-disparagement and independent contractor-related provisions.

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

For the three-month periods ended March 31, 2015 and 2014, there were no services performed, additional charges incurred or payments made to ipCapital under the agreement.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. Half of the warrant (200,000 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The vesting installments occurred on October 11, 2012 and October 11, 2013, and October 11, 2014, respectively. The remaining 200,000 shares became fully vested upon the completion to our satisfaction of all services that we requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for performing substantially similar services.

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock and should be recorded as a liability. We recognize the warrants liability over their vesting period, and in accordance with the liability method of accounting, we re-measure the fair value of the accrued warrants at each balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 4). We recognized $400 and $49,800 as a component of general and administrative expense during the three-month periods ended March 31, 2015 and 2014, respectively, resulting from the change in fair value.

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

We paid no compensation to ipCLC under the terms of the IP Brokerage Agreement for the periods ending March 31, 2015 and 2014, respectively and no amounts were due ipCLC under its terms as of March 31, 2015.

We believe the terms of the agreement are fair and reasonable to us and are at least as favorable as those that could be obtained on an arms’ length basis.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are developers of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Our newest product, which is called hopTo, will be marketed to both consumers and businesses. hopTo provides mobile end users with a productivity workspace for their mobile devices that allows them to manage, share, view, and edit their documents, regardless of where they are stored. We launched the first public release of hopTo through Apple’s App Store on April 15, 2013 and the first commercial version of hopTo on November 14, 2013. This release was targeted at Apple’s tablet devices, the iPad and the iPad Mini. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform. From the initial launch through 2014, we made hopTo available for free. On November 10, 2014, we launched the first version of hopTo Work, a version of the hopTo workspace made available to businesses for a fee. hopTo Work expands upon the core capabilities of hopTo by providing mobile access to applications that businesses rely on for their daily operations. On March 24, 2015, we launched version 2.0 of hopTo Work which included availability of the product on Google’s Android Platform.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate Internet Website (click “Investors” on our home page, click “Financial Reporting” and then click “SEC Filings”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

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

With hopTo Work, IT departments will be able to more easily and safely address these concerns while integrating mobile technology into their networks and user workflows. The initial version of hopTo Work leverages a customer’s existing Microsoft RDS infrastructure – a significant portion of Microsoft’s on-premise customer base – which enables an IT department to have a mobile access for end users in minutes.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of May 8, 2015, 173 new patent applications have been filed. Of these 173 applications, 20 patents have been granted by the USPTO. We have also received notice from the USPTO that 5 additional patent applications have been allowed and will ultimately issue as US patents in the next 60-90 days. We expect to file more applications in 2015.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2014 10-K Report and Note 2 to our Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations for the Three-Month Periods Ended March 31, 2015 and 2014

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended March 31, 2015 and 2014 was:

			2015 Over (Under) 2014
Revenue	2015	2014	Dollars	Percent
Software Licenses
Windows	$614,000	$510,100	$103,900	20.4%
UNIX/Linux	170,000	104,000	66,000	63.5%
	784,000	614,100	169,900	27.7%
Software Service Fees
Windows	485,800	511,800	(26,000)	-5.1%
UNIX/Linux	188,300	198,200	(9,900)	-5.0%
	674,100	710,000	(35,900)	-5.1%
Other	13,000	16,100	(3,100)	-19.3%
Total Revenue	$1,471,100	$1,340,200	$130,900	9.8%

Revenue

Our software revenue is currently almost entirely related to our GO-Global product line, and historically has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of this revenue has been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Many of our resellers (a “stocking reseller”) purchase software licenses that they hold in inventory until they are resold to the ultimate end user. We defer recognition of revenue from these sales (on our Condensed Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying software licenses to the ultimate end user. Consequently, if any of our significant stocking resellers materially change the rate at which they resell our software licenses to the ultimate end user, our software licenses revenue could be materially impacted.

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

Software Licenses

The increase in Windows software licenses revenue was primarily due to higher license purchases from certain of our OEM partners during the three month period ending March 31, 2015.

Software licenses revenue from our UNIX/Linux products increased primarily due to increased revenue from certain of our U.S government customers which was partially offset by lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers. During 2013, we learned that one of our significant European telecommunications customers, Ericsson, would no longer be ordering product licenses from us as their technology no longer utilized our GO-Global product.

We have implemented plans to stabilize the GO-Global revenue and we expect that revenue in 2015 from GO-Global product licenses will approximate that of 2014.

We anticipate generating revenue from hopTo Work during 2015.

Software Service Fees

The slight decrease in software service fees revenue attributable to our Windows products during the three-month period ended March 31, 2015, as compared to the same period of the prior year, was primarily due to the timing of customer renewals of maintenance contacts.

The decrease in service fees revenue attributable to our UNIX products for the three-month period ended March 31, 2015, as compared with the same period of the prior year, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers, including Ericsson, as discussed above.

We expect that software service fees for 2015 will approximate those for 2014, as we expect that increases in revenue from Windows maintenance contracts will be offset by the decline in revenue from UNIX maintenance contracts.

Other

The decrease in other revenue was primarily due to a decrease in in professional services, which was partially offset by an increase and private labeling fees. Private labeling fees and professional services fees do not comprise a material portion of our revenue streams, nor do we anticipate that they will, and they can vary from period to period.

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

Under accounting principles generally accepted in the United States (“GAAP”), development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. We recorded $0 capitalized software development costs during the three-month periods ended March 31, 2014 and 2013.

Amortization of capitalized software development costs was $54,000 and $68,000 during the three-month periods ended March 31, 2015 and 2014, respectively.

Cost of revenue was 7.1% and 10.1% of total revenue for the three-month periods ended March 31, 2015 and 2014, respectively.

Cost of revenue for the three-month periods ended March 31, 2015 and 2014 was:

			2015 Over (Under) 2014
	2015	2014	Dollars	Percent
Software service costs	$41,700	$60,500	$(18,800)	-31.1%
Software product costs	62,800	74,300	(11,500)	-15.5%
	$104,500	$134,800	$(30,300)	-22.5%

The decrease in software service costs was primarily due to lower customer support costs associated with GoGlobal upon release of the commercial version of hopTo and hopTo Work, we began charging costs associated with supporting the product to costs of revenue. We expect software service costs for 2015 to be slightly higher than those for 2014 as we expect an increase in the level of effort required to support the hopTo Work product as the customer base grows. This may require expansion of our customer support team.

The decrease in software product costs was primarily due to decreased costs in the software development cost in both Go Global and hopTo Work. Upon release of the commercial version of hopTo in late 2013, we began charging certain costs associated with it, including amortization of capitalized software development costs, and the costs of third party software we have licensed into hopTo, to cost of revenue.

We expect that software costs of revenue for 2015 will be lower than 2014 levels, due to these items.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended March 31, 2015 decreased by $150,400, or 23.1%, to $500,100, from $650,500 for the same period of 2014, and represented approximately 34.0% and 48.5% of revenue during these periods, respectively.

The decrease in selling and marketing expenses was mainly due to a decrease in advertising and promotional costs associated with our hopTo product as we have transitioned from consumer oriented product to a product targeted at businesses.

We currently expect our full-year 2015 selling and marketing expenses to be higher than those for 2014 as we expect to continue to invest advertising and promotional resources into both our hopTo and GO-Global product lines.

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

General and administrative expenses decreased by $103,800, or 10.3%, to $907,800, for the three-month period ended March 31, 2015, from $1,011,600 for the same period of 2014, and represented approximately 61.7% and 75.5% of revenue during these periods, respectively.

The decrease in general and administrative expense was primarily due to decreased legal expenses associated with activity related to our patents and other administrative matters.

We expect that general and administrative expense for 2015 will approximate 2014 levels.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $183,100, or 13.6%, to $1,164,900, for the three-month period ended March 31, 2015, from $1,348,000 for the same period of 2014, and represented approximately 79.2% and 100.6% of revenue for these periods, respectively.

During the three-month periods ended March 31, 2015 and 2014, we capitalized $0 of software development costs.

The decrease in research and development expense is primarily due to lower employee costs associated with lower headcount as a result of reorganization of our hopTo team which was implemented during the three month period ended June 30, 2014.

We anticipate adding additional staff to our product development team during 2015 in order to fully execute our hopTo development plan however we anticipate that 2015 research and development expenses will approximate those for 2014.

Other Income (Expense) - Change in Fair Value of Warrants Liability

During the three-month period ended March 31, 2015, we reported non-cash loss related to the change in fair value of our Warrants Liability of $55,100, and during the same period of the prior year, we reported non-cash expense of $1,133,700 related to the change in fair value of our Warrants Liability. Such changes result from price changes in the market value for our common stock and can vary from period to period due to the exercise and/or issuance of warrants accounted for under the liability method. For further information regarding our Warrants Liability, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

Based on the foregoing, we reported net losses of $1,263,000 and $672,500 for the three-month periods ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our reported net loss for the three-month period ended March 31, 2015 of $1,263,000 included three significant non-cash items: depreciation and amortization of $86,500, which was primarily related to amortization of our capitalized software development costs; stock-based compensation expense of $222,200; and a loss in the change in value of our warrants liability of $55,100.

We invested $5,100 in capital expenditures during the three-month period ended March 31, 2015, primarily related to our new products development team, located in our office in Campbell, California.

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

We believe that as a result of the expected introduction of new products slated for 2015, our revenue will increase. During 2015, we expect to continue to prioritize the investment of our resources into the development of various new products, and we expect that certain of these investments may ultimately be capitalized as software development costs. Further, due to our expected investments in new products and continued investments in intellectual property, we expect our cash outflow from operations to increase. Based on our cash on hand as of March 31, 2015, the anticipation of continued revenue from our legacy GO-Global business and the anticipation of revenue from our hopTo Work product, we believe that we will have sufficient capital resources to support our operational plans for the next twelve months; however; implementation of our business plans for hopTo Work for the next twelve months will require capital from issuances of debt or equity, or significant revenue from our recently launched hopTo Work product.

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

Cash

As of March 31, 2015, our cash balance was $1,971,800, as compared with $1,557,100 as of December 31, 2014, an increase of $414,700, or 26.6%. The increase primarily resulted from the cash provided by the payment received for a $1.5 million stocking order from one of our Go-Global ISV resellers. Such receipts were partially offset by the cash we used in our operations.

Accounts Receivable, net

At March 31, 2015 and December 31, 2014, we reported accounts receivable, net, of $454,000 and $2,211,300, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $22,900 and $32,600 at March 31, 2015 and December 31, 2014, respectively. The decrease in accounts receivable, net, was mainly due to lower sales during the three-month period ended March 31, 2015, as compared with the three-month period ended December 31, 2014. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of March 31, 2015, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three-month periods ended March 31, 2015 and 2014, no repurchases were made. As of March 31, 2015, $782,600 remains available for stock purchases under this program.

Working Capital

As of March 31, 2015, we had current assets of $2,529,300 and current liabilities of $3,523,700, which netted to a working capital deficit of $994,400. Included in current liabilities was the current portion of deferred revenue of $2,505,400.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 31, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended March 31, 2015.

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
101*

The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014, (iii) Unaudited Condensed Statements of Stockholder’s Deficit for the Three Months Ended March 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.
(Registrant)

Date:	May 15, 2015		Date:	May 15, 2015

By:	/s/ Eldad Eilam		By:	/s/ Jean-Louis Casabonne
	Eldad Eilam			Jean-Louis Casabonne
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer and
Principal Accounting Officer)