Form 10-Q
period 2015-06-30
hopTo Inc.
filed 2015-08-07
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 4, 2015, there were issued and outstanding 148,959,381 shares of the registrant’s common stock, par value $0.0001.

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
●

other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash	$1,179,600	$1,557,100
Accounts receivable, net	481,500	2,211,300
Prepaid expenses	103,400	98,100
Total Current Assets	1,764,500	3,866,500

Capitalized software development costs, net	300,700	408,700
Property and equipment, net	305,300	362,500
Other assets	139,700	139,700
Total Assets	$2,510,200	$4,777,400

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,124,600	$986,500
Deferred revenue	2,446,000	2,859,300
Deferred rent	51,300	44,500
Capital lease	8,000	7,700
Total Current Liabilities	3,629,900	3,898,000

Warrants liability	96,400	647,300
Deferred revenue	1,574,800	1,652,600
Deferred rent	130,900	158,200
Capital lease	11,100	15,200
Total Liabilities	5,443,100	6,371,300

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 113,587,629 and 112,542,217 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	11,400	11,200
Additional paid-in capital	75,414,400	74,600,700
Accumulated deficit	(78,358,700)	(76,205,800)
Total Stockholders' Deficit	(2,932,900)	(1,593,900)
Total Liabilities and Stockholders' Deficit	$2,510,200	$4,777,400

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,358,800	$1,406,700	$2,829,900	$2,746,900
Costs of revenue	105,800	113,900	210,300	248,700
Gross profit	1,253,000	1,292,800	2,619,600	2,498,200
Operating expenses:
Selling and marketing	453,600	583,100	953,700	1,233,600
General and administrative	771,300	838,200	1,679,100	1,849,800
Research and development	1,101,200	1,329,800	2,266,100	2,677,800
Total operating expenses	2,326,100	2,751,100	4,898,900	5,761,200
Loss from operations	(1,073,100)	(1,458,300)	(2,279,300)	(3,263,000)
Other income - change in fair value of warrants liability	184,400	477,500	129,300	1,611,200
Other income (expense), net	300	1,400	(300)	1,200
Loss before provision for income tax	(888,400)	(979,400)	(2,150,300)	(1,650,600)
Provision for income tax	1,500	800	2,600	2,100
Net Loss	$(889,900)	$(980,200)	$(2,152,900)	$(1,652,700)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Average weighted common shares outstanding – basic and diluted	113,346,690	111,691,347	113,076,622	110,991,245

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding
Beginning balance	112,542,217	98,510,622
Private placement of stock and warrants	—	11,299,999
Employee stock option issuances	90,000	256,818
Exercise of warrants	—	1,000,000
Vesting of restricted stock awards	955,412	818,394
Ending balance	113,587,629	111,885,833

Common stock - amount
Beginning balance	$11,200	$9,800
Par value of shares issued in private placement	—	1,200
Exercise of warrants	—	100
Vesting of restricted stock awards	200	100
Ending balance	$11,400	$11,200

Additional paid-in capital
Beginning balance	$74,600,700	$71,697,300
Stock-based compensation expense	412,400	330,200
Company payment of employee taxes for stock-based compensation	(10,800)	—
Proceeds from exercise of employee stock options	4,900	47,800
Proceeds from exercise of warrants, net of par value of shares issued	—	259,800
Proceeds from private placement of common stock and warrants, net of par value of shares issued	—	3,388,800
Cost of private placement of common stock and warrants	—	(20,000)
Allocation of proceeds from common stock and warrants to warrants liability	—	(1,356,000)
Accretion of compensation expense, net of forfeitures – consultant warrants	—	(3,600)
Reclassification of warrants liability to equity (2014 PIPE)	407,300	—
Other Rounding	(100)	—
Ending balance	$75,414,400	$74,344,300

Accumulated deficit
Beginning balance	$(76,205,800)	$(72,611,900)
Net loss	(2,152,900)	(1,652,700)
Ending balance	$(78,358,700)	$(74,264,600)
Total Stockholders’ Equity (Deficit)	$(2,932,900)	$90,900

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(2,152,900)	$(1,652,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170,400	209,600
Stock-based compensation expense	412,400	330,200
Company payment of employee taxes for stock-based compensation	(10,800)	—
Change in fair value of derivative instruments – warrants	(129,300)	(1,611,200)
Accretion of warrants liability for consulting services	(14,300)	(66,000)
Accretion of equity warrants for consulting services, net of forfeitures	—	(3,600)
Changes in deferred rent	(20,500)	(2,300)
Changes to allowance of doubtful accounts	(16,700)	(21,600)
Revenue deferred to future periods	1,542,200	1,709,100
Recognition of deferred revenue	(2,033,300)	(2,250,300)
Changes in severance liability	—	(62,900)
Interest accrued for capital lease	700	—
Changes in operating assets and liabilities:
Accounts receivable	1,746,500	266,900
Prepaid expenses	(5,300)	(68,000)
Accounts payable and accrued expenses	138,100	(57,300)
Net Cash Used in Operating Activities	(372,800)	(3,280,100)

Cash Flows Used In Investing Activities:
Capital expenditures	(5,100)	(40,800)
Net Cash Used In Investing Activities	(5,100)	(40,800)

Cash Flows Provided By Financing Activities:
Payment for capital lease	(4,500)	—
Proceeds from private placement of stock and warrants, net of issuance costs	—	3,370,000
Proceeds from exercise of warrants	—	260,000
Proceeds from exercise of employee stock options	4,900	47,800
Net Cash Provided By Financing Activities	400	3,677,800

Net Increase in Cash	(377,500)	356,900
Cash - Beginning of Period	1,557,100	2,430,700
Cash - End of Period	$1,179,600	$2,787,600

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 31, 2015 (“2014 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2015 or any future period.

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

Deferred Rent

The lease for our office in Campbell, California, as amended (See Note 6), contains free rent and predetermined fixed escalations in our minimum rent payments. We recognize rent expense related to this lease on a straight-line basis over the term of the lease. We record any difference between the straight-line rent amounts and amounts payable under the lease as part of deferred rent in current or long-term liabilities, as appropriate.

Incentives that we received upon entering into the lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. We record the unamortized portion of these incentives as a part of deferred rent in current or long-term liabilities, as appropriate.

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. There was no severance liability reported at June 30, 2015 or December 31, 2014.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or six-month periods ended June 30, 2015 or 2014.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended June 30, 2015 and 2014:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2015	$22,900	$—	$—	$(7,000)	$15,900
2014	23,100	—	—	(2,700)	20,400

The following table sets forth the details of the Allowance for Doubtful Accounts for the six-month periods ended June 30, 2015 and 2014:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2015	$32,600	$—	$—	$(16,700)	$15,900
2014	42,000	—	—	(21,600)	20,400

Concentration of Credit Risk

For the three and six-month periods ended June 30, 2015 and 2014, respectively, we considered the customers listed in the following tables to be our most significant customers. The tables set forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of June 30, 2015 and 2014.

	Three Months Ended June 30, 2015	As of June 30, 2015	Three Months Ended June 30, 2014	As of June 30, 2014
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	7.6%	22.3%	0.4%	15.0%
Centric	5.3%	4.0%	8.6%	8.2%
Elosoft	15.6%	1.5%	7.5%	10.2%
Ericsson	0.0%	0.0%	8.5%	16.4%
G E	1.4%	4.2%	12.1%	23.1%
Raytheon	19.4%	28.8%	1.1%	0.0%
Thermo LabSystems	2.2%	3.6%	5.0%	8.6%
Total	51.5%	64.4%	43.2%	81.5%

	Six Months Ended June 30, 2015	As of June 30, 2015	Six Months Ended June 30, 2014	As of June 30, 2014
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	4.1%	22.3%	4.0%	15.0%
Centric	3.6%	4.0%	7.1%	8.2%
Elosoft	13.1%	1.5%	6.9%	10.2%
Ericsson	0.3%	0.0%	6.8%	16.4%
G E	1.6%	4.2%	12.5%	23.1%
IDS	3.3%	0.0%	5.6%	0.0%
Raytheon	16.6%	28.8%	0.0%	0.0%
Total	42.6%	60.8%	42.9%	72.9%

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

As of June 30, 2015, all of our $96,400 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 4).

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2013-05”). The objective of ASU 2015-05 is to provide guidance to reporting entities in the accounting for fees paid in a cloud computing arrangement. Specifically, if a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change GAAP for an entity’s accounting for service contracts. The amendments in this ASU are effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating this ASU in order to determine whether or not its adoption will have a material impact on our results of operations, cash flows or financial position.

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

The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within such annual period. Early adoption is not permitted. We are currently evaluating this ASU in order to determine whether or not its adoption will have a material impact on our results of operations, cash flows or financial position.

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

3. Property and Equipment

Property and equipment was:

	June 30, 2015	December 31, 2014
Equipment	$311,500	$306,400
Furniture	233,900	233,900
Leasehold improvements	167,600	167,600
	713,000	707,900
Less: accumulated depreciation and amortization	407,700	345,400
	$305,300	362,500

Aggregate property and equipment depreciation and amortization expense was $29,900 during the three-month period ended June 30, 2015, and $62,400 during the six-month period ended June 30, 2015.

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

Under certain conditions of the SPA that were to expire no later than January 7, 2015, we could have been required to issue a variable number of additional warrants to the investors at a below-market value exercise price. Accordingly, we concluded that the warrants issued to the investors were not indexed to our common stock; therefore, the fair value of these warrants was recorded as a liability of $1,356,000 on January 7, 2014 on our Balance Sheet. Since these conditions did not occur as of January 7, 2015, we have reclassified the warrant from liability to equity.

Using a binomial pricing model, we calculated the fair value of the warrants issued to the investors on January 7, 2015 to be $407,300. We used the following assumptions in the binomial pricing model to derive the fair value: estimated volatility 113%; annualized forfeiture rate 0%; expected term 4.1 years; estimated exercise factor 3.5; risk free interest rate 1.20; and dividends 0.

Changes in fair value of the warrants liability are recognized in other income (expense), except for changes in the fair value of the warrants issued to ipCapital Group, Inc. (“ipCapital”), which are recognized as a component of general and administrative expense in the condensed consolidated statement of operations.

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants. The exercise price for warrants issued in conjunction with the 2011 Transaction, including those issued to the placement agent, was either $0.20 or $0.26 per share, and was $0.26 per share for the warrants issued to ipCapital.

The fair market value of our common stock was $0.10 and $0.12 per share as of June 30, 2015 and 2014, respectively. We used a binomial pricing model to determine the fair value of our warrants liability as of June 30, 2015 and December 31, 2014, the balance sheet dates, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Transaction
June 30, 2015	110%	—	1.19	3.5	0.37%	—
December 31, 2014	104%	—	1.69	3.5	0.56%	—
2014 Transaction
June 30, 2015	—	—	—	—	—	—
December 31, 2014	114%	—	4.08	3.5	1.35%	—
ipCapital
June 30, 2015	111%	—	1.30	4.0	0.43%	—
December 31, 2014	105%	—	1.81	4.0	0.61%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2015:

Warrants liability – December 31, 2014 fair value	$647,300
Change in fair value of warrant liability recorded in other income	(129,300)
Change in fair value of warrant liability recorded in general and administrative expense	(14,300)
Reclassification of 2014 PIPE Warrant to Equity	(407,300)
Warrants liability – June 30, 2015 fair value	$96,400

The following tables reconcile the total number of warrants outstanding for the periods indicated:

	For the Three-Month Period Ended June 30, 2015
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	10,302,500	—	—	—	10,302,500
2014 Transaction	5,650,001	—	—	—	5,650,001
Exercise Agreement	4,500,000	—	—	—	4,500,000
ipCapital	400,000	—	—	—	400,000
Consultant Warrant (1)	169,273	—	—	—	169,273
Offer to Exercise	152,500	—	—	—	152,500
	21,174,274	—	—	—	21,174,274

	For the Three-Month Period Ended June 30, 2014
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	10,302,500	—	—	—	10,302,500
2014 Transaction	5,650,001	—	—	—	5,650,001
ipCapital	400,000	—	—	—	400,000
Exercise Agreement	4,500,000	—	—	—	4,500,000
Consultant Warrant (1)	312,500	—	—	(143,227)	169,273
Offer to Exercise	152,500	—	—	—	152,500
	21,317,501	—	—	(143,227)	21,174,274

	For the Six-Month Period Ended June 30, 2015
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	10,302,500	—	—	—	10,302,500
2014 Transaction	5,650,001	—	—	—	5,650,001
Exercise Agreement	4,500,000	—	—	—	4,500,000
ipCapital	400,000	—	—	—	400,000
Consultant Warrant (1)	169,273	—	—	—	169,273
Offer to Exercise	152,500	—	—	—	152,500
	21,174,274	—	—	—	21,174,274

	For the Six-Month Period Ended June 30, 2014
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	11,302,500	—	(1,000,000)	—	10,302,500
2014 Transaction	—	5,650,001	—	—	5,650,001
Exercise Agreement	4,500,000	—	—	—	4,500,000
ipCapital	400,000	—	—	—	400,000
Consultant Warrant (1)	312,500	—	—	(143,227)	169,273
Offer to Exercise	152,500	—	—	—	152,500
	16,667,500	5,650,001	(1,000,000)	(143,227)	21,174,274

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

As of December 31, 2014 and June 30, 2015, $0 remained outstanding associated with the severance liabilities. During the six-month period ended June 30, 2014, we made total payments of $64,600 to individuals whom these severance amounts were due.

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

As of June 30, 2015 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$11,600	$38,200	$49,800
Deferred rent benefit	39,700	92,700	132,400
	$51,300	$130,900	$182,200

As of December 31, 2014 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$4,800	$45,700	$50,500
Deferred rent benefit	39,700	112,500	152,200
	$44,500	$158,200	$202,700

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

7. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2015 and 2014, respectively, by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Classification	2015	2014	2015	2014
Costs of revenue	$2,000	$3,700	$5,000	$3,100
Selling and marketing expense	29,500	21,000	58,800	26,900
General and administrative expense	130,500	109,200	298,600	246,400
Research and development expense	28,100	26,600	50,000	53,800
	$190,100	$160,500	$412,400	$330,200

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended June 30, 2015.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – March 31, 2015	10,210,499	$0.18
Granted	—	—
Exercised	(12,500)	0.06
Forfeited or expired	(476,818)	0.22
Outstanding – June 30, 2015	9,721,181	$0.18	7.17	$32,200

The following table presents summaries of the status and activity of our stock option awards for the six-month period ended June 30, 2015.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2014	10,287,999	$0.18
Granted	—	—
Exercised	(90,000)	0.05
Forfeited or expired	(476,818)	0.22
Outstanding – June 30, 2015	9,721,181	$0.18	7.17	$32,200

Of the options outstanding as of June 30, 2015, 6,757,047 were vested, 2,928,793 were estimated to vest in future periods and 35,341 were estimated to be forfeited prior to their vesting. As of June 30, 2015, there was approximately $244,200 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. Such cost is expected to be recognized over a weighted-average period of approximately nine months.

All options are exercisable immediately upon grant. Options vest ratably, generally over a 33-month period commencing in the fourth month after the grant date. We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

The following table presents summaries of the status and activity of our restricted stock awards for the three-month period ended June 30, 2015. We include the common stock underlying the restricted stock award in shares outstanding once such common stock has vested and the restriction has been removed (“releases” or “released”). The common stock vests ratably, generally over a 33-month period commencing in the fourth month after the award date.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – March 31, 2015	4,022,184	$0.17
Awarded	—	—
Released	(517,834)	0.19
Forfeited	(59,970)	0.17
Unreleased – June 30, 2015	3,444,380	$0.17	2.10	$498,100

The following table presents summaries of the status and activity of our restricted stock awards for the six-month period ended June 30, 2015.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – December 31, 2014	4,314,983	$0.18
Awarded	225,000	0.16
Released	(955,412)	0.19
Forfeited	(140,191)	0.17
Unreleased – June 30, 2015	3,444,380	$0.17	2.10	$498,100

As of June 30, 2015, there was approximately $498,100 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately twenty-four months.

8. Revenue

Revenue for the three-month periods ended June 30, 2015 and 2014 was:

			2015 Over (Under) 2014
Revenue	2015	2014	Dollars	Percent
Software Licenses
Windows	$442,300	$595,800	$(153,500)	-25.8%
UNIX/Linux	244,100	139,400	104,700	75.1%
	686,400	735,200	(48,800)	-6.6%
Software Service Fees
Windows	482,200	468,000	14,200	3.0%
UNIX/Linux	178,900	193,300	(14,400)	-7.4%
	661,100	661,300	(200)	0.0%
Other	11,300	10,200	1,100	10.8%
Total Revenue	$1,358,800	$1,406,700	$(47,900)	-3.4%

Revenue for the six-month periods ended June 30, 2015 and 2014 was:

			2015 Over (Under) 2014
Revenue	2015	2014	Dollars	Percent
Software Licenses
Windows	$1,056,300	$1,105,900	$(49,600)	-4.5%
UNIX/Linux	414,100	243,400	170,700	70.1%
	1,470,400	1,349,300	121,100	9.0%
Software Service Fees
Windows	968,000	979,800	(11,800)	-1.2%
UNIX/Linux	367,200	391,500	(24,300)	-6.2%
	1,335,200	1,371,300	(36,100)	-2.6%
Other	24,300	26,300	(2,000)	-7.6%
Total Revenue	$2,829,900	$2,746,900	$83,000	3.0%

9. Costs of Revenue

Costs of revenue for the three-month periods ended June 30, 2015 and 2014 were:

			2015 Over (Under) 2014
	2015	2014	Dollars	Percent
Software service costs	$42,900	$49,600	$(6,700)	-13.5%
Software product costs	62,900	64,300	(1,400)	-2.2%
	$105,800	$113,900	$(8,100)	-7.1%

Costs of revenue for the six-month periods ended June 30, 2015 and 2014 were:

			2015 Over (Under) 2014
	2015	2014	Dollars	Percent
Software service costs	$84,600	$110,100	$(25,500)	-23.2%
Software product costs	125,700	138,600	(12,900)	-9.3%
	$210,300	$248,700	$(38,400)	-15.4%

10. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	June 30, 2015	December 31, 2014
Software development costs	$1,135,900	$1,135,900
Accumulated amortization	(835,200)	(727,200)
	$300,700	$408,700

Amortization of capitalized software development costs is reported as a component of costs of revenue. Capitalized software development costs amortization aggregated $54,000 and $52,600 during the three-month periods ended June 30, 2015 and 2014, respectively, and $108,000 and $120,600 during the six-month periods ended June 30, 2015, and 2014, respectively.

We record $0 capitalized software development costs during the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

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

Stock Repurchase Program

During each of the three and six-month periods ended June 30, 2015 and 2014, we did not repurchase any of our common stock under the terms of our Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of June 30, 2015, approximately $782,600 remained available for future purchases under this program. We are not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at our discretion.

12. Commitments and Contingencies

On February 1, 2014, we relocated our corporate offices to a larger suite within our landlord’s office complex in Campbell, California. We are currently leasing 10,659 square feet under a five-year lease that, unless renewed, will expire in October 2018. The following table sets forth the minimum lease payments we will be required to make throughout the remainder of the lease:

Year	Amount
Remainder of 2015	$227,000
2016	464,200
2017	478,100
2018	366,600
$1,535,900

13. Supplemental Disclosure of Cash Flow Information

We disbursed $700 and $0 for the payment of interest expense during the six-month periods ended June 30, 2015 or 2014, respectively.

We disbursed $2,100 and $2,000 for the payment of income taxes during the six-month periods ended June 30, 2015 and 2014, respectively. Such disbursement was made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs, Ltd.

During the six-month period ended June 30, 2015 we reduced our warrants liability by $129,300 which was recorded in the Condensed Consolidated Statement of Operations. Such reduction reflected the aggregate fair value adjustments we recorded during such period and in addition to reclassified our 2014 PIPE warrant to equity. No cash was disbursed in conjunction with these items (See Note 4).

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

For the three-month periods ended June 30, 2015 and 2014, 34,339,835 and 36,087,285 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

For the six-month periods ended June 30, 2015 and 2014, 34,339,835 and 36,087,285 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

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

Revenue by country for the three-month and six-month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
United States	$616,800	$593,200	$1,368,300	$1,144,200
Brazil	246,100	198,300	415,600	355,400
Other countries	495,900	615,200	1,046,000	1,247,300
	$1,358,800	$1,406,700	$2,829,900	$2,746,900

16. Related Party Transactions

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

For the three and six-month periods ended June 30, 2015 and 2014, there were no services performed, additional charges incurred or payments made to ipCapital under the agreement.

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

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock and should be recorded as a liability. We recognize the warrants liability over their vesting period, and in accordance with the liability method of accounting, we re-measure the fair value of the accrued warrants at each balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 4). We recognized $13,900 and $16,200 as a component of general and administrative expense during the three-month periods ended June 30, 2015 and 2014, respectively, and $14,200 and $66,000 during the six-month periods ended June 30, 2015 and 2014, respectively, resulting from the change in fair value.

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”). John Cronin was a partner at ipCLC until December 31, 2014. Pursuant to the agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement.

The agreement is effective as of February 4, 2013, and will end 18 months after we or ipCLC serve 60 days written notice of termination to the other party (with earlier termination possible in the event of a material breach). The agreement provides for customary confidentiality undertakings, limitations on ipCLC’s total liability and mutual indemnification provisions.

We paid no compensation to ipCLC under the terms of the IP Brokerage Agreement for the periods ending June 30, 2015 and 2014, respectively and no amounts were due ipCLC under its terms as of June 30, 2015.

We believe the terms of the agreement are fair and reasonable to us and are at least as favorable as those that could be obtained on an arms’ length basis.

17. Subsequent Event

Private Placement

On July 24, 2015 we entered into a securities purchase agreement and subscription agreement (the “Agreements”), pursuant to which we issued and sold for cash an aggregate of 31,588,791 shares of our common stock at a purchase price of $0.08074 per share. We derived gross proceeds of $2,550,500 from this placement.

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

In addition to hopTo, we also sell a family of products under the brand name GO-Global, which is a software application publishing business and is our sole revenue source at this time. GO-Global is an application access solution for use and/or resale by independent software vendors (ISVs), corporate enterprises, governmental and educational institutions, and others, who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.   On May 28, 2015 we launched version 5.0 of GO-Global for Windows.

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

We rely primarily on patents, trade secret protection, copyright law, confidentiality, and proprietary information agreements to protect our proprietary technology and registered trademarks. Despite our precautions, it may be possible for unauthorized third parties to copy portions of our products, or to obtain information we regard as proprietary. The loss of any material trade secret, trademark, trade name or copyright could have a material adverse effect on our results of operations and financial condition. We intend to defend our proprietary technology rights; however, we cannot give any assurance that our efforts to protect our proprietary technology rights will be successful.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of August 3, 2015, 173 new patent applications have been filed. Of these 173 applications, 22 patents have been granted by the USPTO. We have also received notice from the USPTO that 6 additional patent applications have been allowed and will ultimately issue as US patents in the next 60-90 days. We expect to file more applications in 2015.

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”). John Cronin was a partner at ipCLC until December 31, 2014. Pursuant to the agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement.

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

Results of Operations for the Three and Six-Month Periods Ended June 30, 2015 and 2014

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended June 30, 2015 and 2014 was:

			2015 Over (Under) 2014
Revenue	2015	2014	Dollars	Percent
Software Licenses
Windows	$442,300	$595,800	$(153,500)	-25.8%
UNIX/Linux	244,100	139,400	104,700	75.1%
	686,400	735,200	(48,800)	-6.6%
Software Service Fees
Windows	482,200	468,000	14,200	3.0%
UNIX/Linux	178,900	193,300	(14,400)	-7.4%
	661,100	661,300	(200)	0.0%
Other	11,300	10,200	1,100	10.8%
Total Revenue	$1,358,800	$1,406,700	$(47,900)	-3.4%

Revenue for the six-month periods ended June 30, 2015 and 2014 was:

			2015 Over (Under) 2014
Revenue	2015	2014	Dollars	Percent
Software Licenses
Windows	$1,056,300	$1,105,900	$(49,600)	-4.5%
UNIX/Linux	414,100	243,400	170,700	70.1%
	1,470,400	1,349,300	121,100	9.0%
Software Service Fees
Windows	968,000	979,800	(11,800)	-1.2%
UNIX/Linux	367,200	391,500	(24,300)	-6.2%
	1,335,200	1,371,300	(36,100)	-2.6%
Other	24,300	26,300	(2,000)	-7.6%
Total Revenue	$2,829,900	$2,746,900	$83,000	3.0%

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

Software Licenses

Software license revenue from Windows products decreased in both three-month period and six-month periods ended June 30, 2015, as compared with the same period of the prior year, primarily due to lower sell through to end users by stocking resellers as the resellers adjusted their pricing to absorb the weakening of their respective currencies versus the US dollar.

Software licenses revenue from our UNIX/Linux products increased during three and six-month periods ended June 30, 2015, as compared with the same periods of the prior year, primarily due to increased revenue from certain of our U.S. government customers which was partially offset by lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers.

We have implemented plans to stabilize our GO-Global revenue, we anticipate that revenue in 2015 from GO-Global product licenses will approximate that of 2014. We anticipate to continue to generate revenue from hopTo during 2015.

Software Service Fees

Net software service fees revenue for the three-month period ended June 30, 2015 were mostly unchanged as compared to the same for period of the prior year, as a result of an increase in service revenue fee from Window’s products, partially offset by a decrease in service revenue fee from UNIX products.

Software service fees revenue decreased slightly during the six-month period ended June 30, 2015, compared to the same period of prior year. The decrease attributed to the Windows product, was primarily due to the timing of customer renewal of maintenance contracts. The decrease attributed to the UNIX products was primarily due to lower maintenance contract renewals from European telecommunications customers.

We expect that software service fees for 2015 will approximate those for 2014, as we anticipate that revenue from Windows maintenance contracts for the full year will offset the anticipated decline in revenue from UNIX maintenance contracts.

Other

Other revenue slightly increased in the three-month period ended June 30, 2015, compared to the same period in the prior year primarily due to an increase in labeling fees, partially offset by decrease in professional services. Other revenue decreased slightly in the six-month period ended June 30, 2015, compared to the same period in the prior year primarily due to lower professional service revenue. Private labeling fees and professional services fees do not comprise a material portion of our revenue streams, nor do we anticipate that they will, and they can vary from period to period.

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

Under GAAP, development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. During the three-month and six-month periods ended June 30, 2015 and 2014, we did not capitalize any software development costs. Amortization of capitalized software development costs was $54,000 and $52,600 during the three-month periods ended June 30, 2015 and 2014, respectively, and $108,000 and $120,600 during the six-month periods ended June 30, 2015 and 2014, respectively.

Costs of revenue were 7.8% and 8.1% of total revenue for the three-month periods ended June 30, 2015 and 2014, respectively, and 7.4% and 9.1% of total revenue for the six-month periods ended June 30, 2015 and 2014, respectively.

Costs of revenue for the three-month periods ended June 30, 2015 and 2014 were:

			2015 Over (Under) 2014
	2015	2014	Dollars	Percent
Software service costs	$42,900	$49,600	$(6,700)	-13.5%
Software product costs	62,900	64,300	(1,400)	-2.2%
	$105,800	$113,900	$(8,100)	-7.1%

Costs of revenue for the six-month periods ended June 30, 2015 and 2014 were:

			2015 Over (Under) 2014
	2015	2014	Dollars	Percent
Software service costs	$84,600	$110,100	$(25,500)	-23.2%
Software product costs	125,700	138,600	(12,900)	-9.3%
	$210,300	$248,700	$(38,400)	-15.4%

The decrease in software service costs for the three and six-month periods ended June 30, 2015, as compared with the same periods of the prior year, was primarily due to lower customer support costs associated with GoGlobal. Upon release of the commercial versions of hopTo and hopTo Work, we began charging costs associated with supporting the products to costs of revenue. We expect software service costs for 2015 to be slightly lower than those for 2014 as expected increases in the level of effort required to support the hopTo Work product as the customer base grows will be offset by continued reductions in the cost required to support the GoGlobal products.

The decreases in software product costs for the three-month and six-month periods ended June 30, 2015, as compared with the same periods of the prior year, were primarily due to level of amortization of software development cost in Go Global. Upon release of the commercial version of hopTo in late 2013, we began charging certain costs associated with it, including amortization of capitalized software development costs, and the costs of third party software we have licensed into hopTo, to cost of revenue.

We expect that software costs of revenue for 2015 will be lower than 2014 levels, due to these items.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended June 30, 2015 decreased by $129,500, or 22.2%, to $453,600, from $583,100 for the same period of 2014, and represented approximately 33.4% and 41.5% of revenue during these periods, respectively. Selling and marketing expenses for the six-month period ended June 30, 2015 decreased by $279,900, or 22.7%, to $953,700, from $1,233,600 for the same period of 2014, and represented approximately 33.7% and 44.9% of revenue during these periods, respectively.

The decreases in selling and marketing expenses were mainly due a decrease in advertising and promotional costs associated with our hopTo products as we have transitioned from consumer oriented product to a product targeted at businesses. We currently expect our full-year 2015 selling and marketing expenses to be lower than those for 2014 as we continue to invest advertising and promotional resources in specifically targeted programs for both our hopTo and GO-Global product lines.

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

General and administrative expenses decreased by $66,900, or 8.0%, to $771,300, for the three-month period ended June 30, 2015, from $838,200 for the same period of 2014, and represented approximately 56.8% and 59.6% of revenue during these periods, respectively. General and administrative expenses decreased by $170,700, or 9.2%, to $1,679,100, for the six-month period ended June 30, 2015, from $1,849,800 for the same period of 2014, and represented approximately 59.3% and 67.3% of revenue during these periods, respectively.

The decrease in general and administrative expense was primarily due to decreased legal expenses associated with activity related to our patents and other administrative matters.

We expect that general and administrative expense for 2015 will be lower than 2014 levels due to our expectation that the trends mentioned above will continue for the balance of 2015.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $228,600, or 17.2%, to $1,01,200, for the three-month period ended June 30, 2015, from $1,329,800 for the same period of 2014, and represented approximately 81.0% and 94.5% of revenue for these periods, respectively. Research and development expenses decreased by $411,700, or 15.4%, to $2,266,100, for the six-month period ended June 30, 2015, from $2,677,800 for the same period of 2014, and represented approximately 80.1% and 97.5% of revenue for these periods, respectively.

The decrease in research and development expense is primarily due to lower employee costs associated with lower headcount as a result of reorganization of our hopTo team which was implemented during the three-month period ended June 30, 2014.

Although we anticipate adding additional staff to our product development team during 2015 in order to fully execute our hopTo development plan however we anticipate that 2015 research and development expenses will be lower those for 2014.

Other Income - Change in Fair Value of Warrants Liability

During the three and six-month periods ended June 30, 2015 we reported non-cash income related to the change in fair value of our Warrants Liability of $184,400 and $ 129,300, respectively, and during the same periods of the prior year, we reported non-cash income of $477,500 and $1,611,200, respectively. Such amounts result from price changes in the market value for our common stock and can vary from period to period due to the exercise and/or issuance of warrants accounted for under the liability method. For further information regarding our Warrants Liability, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

Based on the foregoing, we reported a net loss of $889,900 and $980,200 for the three-month period ended June 30, 2015 and 2014, respectively. Additionally, we reported net losses of $2,152,900 and $1,652,700 for the six-month periods ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our reported net loss for the six-month period ended June 30, 2015 of $2,152,900 included three significant non-cash items: depreciation and amortization of $170,400, which was primarily related to amortization of our capitalized software development costs; stock-based compensation expense of $412,400; and a gain in the change in value of our warrants liability of $129,300.

We invested $5,100 in capital expenditures during the six-month period ended June 30, 2015, primarily related to our new products development team, located in our office in Campbell, California.

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

We raised $2,550,500 on July 28, 2015 in a private placement. See “Item 2—Unregistered Sales of Equity Securities and Use of Proceeds”

We believe that as a result of the expected introduction of new products slated for 2015, our revenue will increase. During 2015, we expect to continue to prioritize the investment of our resources into the development of various new products, and we expect that certain of these investments may ultimately be capitalized as software development costs. Further, due to our expected investments in new products and continued investments in intellectual property, we expect our cash outflow from operations to continue. Based on our cash on hand as of June 30, 2015, the anticipation of continued revenue from our legacy GO-Global business and the anticipation of revenue from our hopTo Work product, and the $2,550,500 that we raised from the sale of shares of our common stock, we believe that we will have sufficient capital resources to support our operational plans for the next twelve months. However, implementation of expansion plans for hopTo Work may require significant revenue from our hopTo Work product or capital from issuances of debt or equity.

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

Cash

As of June 30, 2015, our cash balance was $1,179,600, as compared with $1,557,100 as of December 31, 2014, a decrease of $377,500, or 24.2%. The decrease primarily resulted from the cash we used in our operations, offset by the cash provided by the payments received for a $1.5 million stocking order from one of our Go-Global ISV resellers.

 Accounts Receivable, net

At June 30, 2015 and December 31, 2014, we reported accounts receivable, net, of $481,500 and $ 2,211,300, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $15,900 and $32,600 at June 30, 2015 and December 31, 2014, respectively. The decrease in accounts receivable, net, was mainly due to lower sales during the three-month period ended June 30, 2015, as compared with the three-month period ended December 31, 2014. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of June 30, 2015, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three and six-month periods ended June 30, 2015 and 2014, no repurchases were made. As of June 30, 2015, $782,600 remains available for stock purchases under this program.

Working Capital

As of June 30, 2015, we had current assets $1,764,500 and current liabilities of $3,629,900, which netted to working capital deficit of $1,865,400. Included in current liabilities was the current portion of deferred revenue of $2,446,000.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended June 30, 2015.

On July 24, 2015 we entered into a securities purchase agreement and subscription agreement (the “Agreements”), pursuant to which we issued and sold for cash an aggregate of 31,588,791 shares of our common stock at a purchase price of $0.08074 per share. We derived gross proceeds of $2,550,500 from this placement. This offering was made pursuant to the exemptions from registration afforded by Section 4(a)(2) under the Securities Act of 1933 and Regulation D thereunder, involving an offering solely to accredited investors. Members of our board and management participated in this offering by purchasing a total of $220,000 of the shares issued at the same price as the other investors. The proceeds of this offering will be used for general corporate purposes and to advance our hopTo Work product initiative.

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
101*

The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

   * Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.
(Registrant)

Date:	August 7, 2015		Date:	August 7, 2015

By:	/s/ Eldad Eilam		By:	/s/ Jean-Louis Casabonne
	Eldad Eilam			Jean-Louis Casabonne
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer and
Principal Accounting Officer)