Form 10-Q
period 2015-09-30
hopTo Inc.
filed 2015-11-13
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

Commission File Number: 0-21683

hopTo Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3899021
(State of incorporation)	(IRS Employer
Identification No.)

51 East Campbell Avenue, Suite 128

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

As of November 9, 2015, there were issued and outstanding 148,176,045 shares of the registrant’s common stock, par value $0.0001.

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

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash	$2,731,800	$1,557,100
Accounts receivable, net	454,300	2,211,300
Prepaid expenses	165,200	98,100
Total Current Assets	3,351,300	3,866,500

Capitalized software development costs, net	258,300	408,700
Property and equipment, net	277,300	362,500
Other assets	108,900	139,700
Total Assets	$3,995,800	$4,777,400

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$1,150,400	$986,500
Deferred revenue	2,415,400	2,859,300
Deferred rent	41,000	44,500
Capital lease	8,200	7,700
Severance liability	14,800	—
Total Current Liabilities	3,629,800	3,898,000

Warrants liability	100,800	647,300
Deferred revenue	1,524,500	1,652,600
Deposit liability	81,400	—
Deferred rent	139,500	158,200
Capital lease	9,000	15,200
Total Liabilities	5,485,000	6,371,300

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 145,718,296 and 112,542,217 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	14,600	11,200
Additional paid-in capital	78,069,400	74,600,700
Accumulated deficit	(79,573,200)	(76,205,800)
Total Stockholders’ Deficit	(1,489,200)	(1,593,900)
Total Liabilities and Stockholders’ Deficit	$3,995,800	$4,777,400

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,128,800	$1,289,200	$3,958,700	$4,036,100
Costs of revenue	108,900	100,100	319,200	348,800
Gross profit	1,019,900	1,189,100	3,639,500	3,687,300

Operating expenses:
Selling and marketing	419,800	343,300	1,373,500	1,576,900
General and administrative	773,300	655,700	2,452,400	2,505,400
Research and development	1,038,400	1,195,300	3,304,500	3,873,100
Total operating expenses	2,231,500	2,194,300	7,130,400	7,955,400

Loss from operations	(1,211,600)	(1,005,200)	(3,490,900)	(4,268,100)

Other income (expense):
Change in fair value of warrants liability	(2,400)	(54,700)	126,900	1,665,900
Other, net	200	(200)	(100)	1,000
Loss from operations before provision for income tax	(1,213,800)	(950,700)	(3,364,100)	(2,601,200)
Provision for income tax	700	200	3,300	2,300
Net Loss	$(1,214,500)	$(950,900)	$(3,367,400)	$(2,603,500)
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Average weighted common shares outstanding – basic and diluted	134,058,957	112,058,708	120,100,340	111,397,562

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding
Beginning balance	112,542,217	98,510,622
Private placement of stock and warrants	31,588,791	11,299,999
Employee stock option issuances	90,000	256,818
Exercise of warrants	—	1,000,000
Vesting of restricted stock awards	1,497,288	1,131,782
Ending balance	145,718,296	112,199,221

Common stock – amount
Beginning balance	$11,200	$9,800
Par value of shares issued in private placement	3,200	1,200
Exercise of warrants	—	100
Vesting of restricted stock awards	200	100
Ending balance	$14,600	$11,200

Additional paid-in capital
Beginning balance	$74,600,700	$71,697,300
Stock-based compensation expense	637,600	417,000
Company payment of employee taxes for stock-based compensation	(11,900)	(1,800)
Proceeds from exercise of employee stock options	4,900	47,800
Proceeds from exercise of warrants	—	259,800
Proceeds from private placement of common stock and warrants, net of par value of shares issued	2,547,300	3,388,800
Cost of private placement of common stock and warrants	(116,400)	(20,000)
Allocation of proceeds from common stock and warrants to warrants liability	—	(1,356,000)
Accretion of compensation expense, net of forfeitures – consultant warrants	—	(3,600)
Reclassification of warrants liability to equity (2014 PIPE)	407,300	—
Other Rounding	(100)	—
Ending balance	$78,069,400	$74,429,300

Accumulated deficit
Beginning balance	$(76,205,800)	$(72,611,900)
Net loss	(3,367,400)	(2,603,500)
Ending balance	$(79,573,200)	$(75,215,400)
Total Stockholders’ Deficit	$(1,489,200)	$(774,900)

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
Cash Flows Provided By (Used In) Operating Activities:	(Unaudited)	(Unaudited)
Net Loss	$(3,367,400)	$(2,603,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	252,700	296,900
Stock-based compensation expense	637,600	417,000
Company payment of employee taxes for stock-based compensation	(11,900)	(1,800)
Change in fair value of derivative instruments – warrants	(126,900)	(1,665,900)
Accretion of warrants liability for consulting services	(12,300)	(67,000)
Accretion of equity warrants for consulting services	—	(3,600)
Revenue deferred to future periods	2,272,600	2,756,500
Recognition of deferred revenue	(2,844,600)	(3,192,400)
Changes in severance liability	14,800	(55,000)
Interest accrued for capital lease	1,400	—
Changes in deferred rent	(22,200)	(9,300)
Changes to allowance for doubtful accounts	(16,900)	(23,800)
Changes in operating assets and liabilities:
Accounts receivable	1,773,900	377,600
Prepaid expenses	(26,300)	(53,100)
Accounts payable and accrued expenses	47,500	(231,800)
Deposit Liability	81,400	—
Other assets	(9,900)	(100)
Net Cash Used in Operating Activities	(1,356,500)	(4,059,300)

Cash Flows Used In Investing Activities:
Capital expenditures	(5,100)	(45,300)
Capitalized software development costs	(12,000)	—
Net Cash Used In Investing Activities	(17,100)	(45,300)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from exercise of warrants	—	260,000
Proceeds from exercise of employee stock options	4,900	47,800
Cost associated with private placement of common stock and warrants	—	(20,000)
Proceeds from private placement of common stock and warrants	2,550,500	3,390,000
Payment for capital lease	(7,100)	—
Net Cash Provided By Financing Activities	2,548,300	3,677,800

Net Increase (Decrease) in Cash	1,174,700	(426,800)
Cash - Beginning of Period	1,557,100	2,430,700
Cash - End of Period	$2,731,800	$2,003,900

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

Deferred Rent

The lease for our office at 1919 S. Bascom Avenue in Campbell, California, as amended, (See Note 6) contains free rent and predetermined fixed escalations in our minimum rent payments. On August 11, 2015 we entered into a sublease agreement to sublease the entirety of the leased space at 1919 S. Bascom Avenue to a third party (See Note 6). On August 24, 2015 we entered into a lease agreement for office space at 51 E. Campbell Avenue in Campbell, California (See Note 6.)

We recognize rent expense related to these leases on a straight-line basis over the term of the lease. We record any difference between the straight-line rent amounts and amounts payable under the lease as part of deferred rent in current or long-term liabilities, as appropriate.

Incentives that we received upon entering into the S. Bascom Avenue lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. We record the unamortized portion of these incentives as a part of deferred rent in current or long-term liabilities, as appropriate.

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. An aggregate of $14,800 and $0 is reported as a severance liability, at September 30, 2015 and December 31, 2014, respectively.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or nine-month periods ended September 30, 2015 or 2014.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended September 30, 2015 and 2014:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2015	$15,900	$—	$—	$(200)	$15,700
2014	20,400	—	—	(2,200)	18,200

The following table sets forth the details of the Allowance for Doubtful Accounts for the nine-month periods ended September 30, 2015 and 2014:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2015	$32,600	$—	$—	$(16,900)	$15,700
2014	42,000	—	—	(23,800)	18,200

Concentration of Credit Risk

For the three and nine-month periods ended September 30, 2015 and 2014 respectively, we considered the customers listed in the following tables to be our most significant customers. The tables set forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of September 30, 2015 and 2014.

	Three Months Ended September 30, 2015	As of September 30, 2015	Three Months Ended September 30, 2014	As of September 30, 2014
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	8.4%	21.1%	7.3%	22.4%
Centric	6.3%	11.6%	4.2%	10.7%
Elosoft	8.1%	5.0%	5.7%	12.7%
IDS	13.5%	0.0%	9.3%	0.0%
KitASP	2.8%	17.5%	2.3%	0.0%
Seagate Technology	2.3%	5.9%	7.4%	2.2%
Siae Microelectronica	2.4%	6.1%	0.0%	0.0%
Total	43.8%	67.2%	36.2%	48.0%

	Nine Months Ended September 30, 2015	As of September 30, 2015	Nine Months Ended September 30, 2014	As of September 30, 2014
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	5.6%	21.1%	5.3%	22.4%
Centric	4.5%	11.6%	6.0%	10.7%
Elosoft	11.4%	5.0%	6.4%	12.7%
IDS	6.7%	0.0%	7.0%	0.0%
KitASP	3.8%	17.5%	2.6%	0.0%
Raytheon	11.0%	0.0%	1.4%	6.6%
Seagate Technology	0.8%	5.9%	2.9%	2.2%
Siae Microelectronica	1.6%	6.1%	0.0%	0.0%
Uniface	6.4%	2.9%	2.7%	2.8%
Total	51.8%	70.1%	34.3%	57.4%

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

As of September 30, 2015, all of our $100,800 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 4).

Recent Accounting Pronouncements

In August 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-14 “Revenue from Contracts with Customers (Topic 606)” – Deferral of the Effective Date (“ASU 2015-14”). The purpose of this update is to defer the effective date of ASU 2014-09, detailed below, by one year. Therefore, ASU 2014-09 is now to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within such annual period.

In April 2015, FASB issued ASU No. 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2013-05”). The objective of ASU 2015-05 is to provide guidance to reporting entities in the accounting for fees paid in a cloud computing arrangement. Specifically, if a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change GAAP for an entity’s accounting for service contracts. The amendments in this ASU are effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating this ASU in order to determine whether or not its adoption will have a material impact on our results of operations, cash flows or financial position.

In August 2014, FASB issued ASU No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40)”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in the update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We will evaluate the going concern considerations in this ASU, however, at the current period, we do not believe that the Company has met conditions which would subject its consolidated financial statements to additional disclosure.

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

3. Property and Equipment

Property and equipment was:

	September 30, 2015	December 31, 2014
Equipment	$311,500	$306,400
Furniture	233,900	233,900
Leasehold improvements	167,600	167,600
	713,000	707,900
Less: accumulated depreciation and amortization	435,700	345,400
	$277,300	$362,500

Aggregate property and equipment depreciation and amortization expense was $27,900 during the three-month period ended September 30, 2015 and $90,300 during the nine-month period ended September 30, 2015. During the nine-month period ended September 30, 2015, we capitalized: $5,100 for equipment.

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

Under certain conditions of the SPA that were to expire no later than January 7, 2015, we could have been required to issue a variable number of additional warrants to the investors at a below-market value exercise price. Accordingly, we have concluded that the warrants issued to the investors were not indexed to our common stock; therefore, the fair value of these warrants was recorded as a liability of $1,356,000 on January 7, 2014 on our Balance Sheet. Since these conditions did not occur as of January 7, 2015, we have reclassified the warrant from liability to equity.

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

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants. The exercise price for warrants issued in conjunction with a 2011 transaction, including those issued to the placement agent, was either $0.20 or $0.26 per share, and was $0.26 per share for the warrants issued to ipCapital. The warrants issued to the placement agent included anti-dilution provisions for repricing of the warrants in the event that future issuances of stock by hopTo met certain conditions. The 2015 Transaction (Note 11) met those conditions and resulted in the placement agent warrants being repriced from $0.20 and $0.26 to $0.17 and $0.22, respectively.

The fair market value of our common stock was $0.10 and $0.12 per share as of September 30, 2015 and 2014, respectively. We used a binomial pricing model to determine the fair value of our warrants liability at September 30, 2015 and December 31, 2014, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Transaction
September 30, 2015	112%	—	0.94	3.5	0.30%	—
December 31, 2014	104%	—	1.69	3.5	0.56%	—
2014 Transaction
September 30, 2015	—	—	—	—	—	—
December 31, 2014	114%	—	4.08	3.5	1.35%	—
ipCapital
September 30, 2015	113%	—	1.05	4.0	0.35%	—
December 31, 2014	105%	—	1.81	4.0	0.61%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015:

Warrants liability – December 31, 2014 fair value	$647,300
Change in fair value of warrant liability recorded in other income	(126,900)
Change in fair value of warrant liability recorded in general and administrative expense	(12,300)
Reclassification of 2014 PIPE Warrant to Equity	(407,300)
Warrants liability – September 30, 2015 fair value	$100,800

The following tables reconcile the number of warrants outstanding for the periods indicated:

	For the Three-Month Period Ended September 30, 2015
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	10,302,500	—	—	—	10,302,500
2014 Transaction	5,650,001	—	—	—	5,650,001
ipCapital	400,000	—	—	—	400,000
Exercise Agreement	4,500,000	—	—	—	4,500,000
Consultant Warrant (1)	169,273	—	—	—	169,273
Offer to Exercise	152,500	—	—	—	152,500
	21,174,274	—	—	—	21,174,274

	For the Three-Month Period Ended September 30, 2014
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	10,302,500	—	—	—	10,302,500
2014 Transaction	5,650,001	—	—	—	5,650,001
ipCapital	400,000	—	—	—	400,000
Exercise Agreement	4,500,000	—	—	—	4,500,000
Consultant Warrant (1)	169,273	—	—	—	169,273
Offer to Exercise	152,500	—	—	—	152,500
	21,174,274	—	—	—	21,174,274

	For the Nine-Month Period Ended September 30, 2015
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	10,302,500	—		—	10,302,500
2014 Transaction	5,650,001	—	—	—	5,650,001
ipCapital	400,000	—	—	—	400,000
Exercise Agreement	4,500,000	—	—	—	4,500,000
Consultant Warrant (1)	169,273	—	—		169,273
Offer to Exercise	152,500	—	—	—	152,500
	21,174,274	—	—	—	21,174,274

	For the Nine-Month Period Ended September 30, 2014
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	11,302,500	—	(1,000,000)	—	10,302,500
2014 Transaction	—	5,650,001	—	—	5,650,001
ipCapital	400,000	—	—	—	400,000
Exercise Agreement	4,500,000	—	—	—	4,500,000
Consultant Warrant (1)	312,500	—	—	(143,227)	169,273
Offer to Exercise	152,500	—	—	—	152,500
	16,667,500	5,650,001	(1,000,000)	(143,227)	21,174,274

(1)	Effective April 11, 2014, we cancelled our consulting agreement with a former investor relations firm. Under the terms of the agreement, 169,273 of the warrants that had been issued to such firm had vested as of the effective cancellation date.

5. Severance Liability

In August of 2015 we agreed to provide a terminated employee a lump sum payment $15,000 and six months of medical coverage payments which will end February 29, 2016.

In July of 2014 we agreed to provide a terminated employee a lump sum salary payment and four months of medical coverage payments which ended December 31, 2014.

As of September 30, 2015 and 2014, $14,800 and $7,900, respectively, remained outstanding associated with severance liabilities. During the nine-month period ended September 30, 2015 and 2014, we made total payments of $18,000 and $104,700, respectively, to individuals whom these severance amounts were due.

The following table summarizes the cash compensation and medical coverage payments during the three-month and nine-month period ended September 30, 2015.

	Compensation	Medical Coverage	Total
Balance at December 31, 2014	$—	$—	$—
Accrued interest	—	—	—
Separation agreement August 2015	15,000	17,800	32,800
Payments	(15,000)	(3,000)	(18,000)
Balance at September 30, 2015	$—	$14,800	$14,800

The following table summarizes the cash compensation and medical coverage payments during the three-month period ended September 30, 2014.

	Compensation	Medical Coverage	Total
Balance at June 30, 2014	$—	$—	$—
Accrued interest	—	—	—
Separation agreement August 2014	37,500	10,500	48,000
Payments	(37,500)	(2,600)	(40,100)
Balance at September 30, 2014	$—	$7,900	$7,900

The following table summarizes the cash compensation and medical coverage payments during the nine-month period ended September 30, 2014.

	Compensation	Medical Coverage	Total
Balance at December 31, 2013	$62,900	$—	$62,900
Accrued interest	1,700	—	1,700
Separation Agreement August 2014	37,500	10,500	48,000
Payments	(102,100)	(2,600)	(104,700)
Balance at September 30, 2014	$—	$7,900	$7,900

6. Deferred Rent

We amended our office lease during 2013. On February 1, 2014, we moved our corporate offices to a different building within the same office complex owned and operated by our landlord on South Bascom Avenue in Campbell, California, where our corporate offices had been located prior to February 1, 2014. Since the new space is controlled by the same landlord, we considered the lease amendment to be a modification to our preexisting lease; accordingly, we are amortizing the remaining balance in deferred rent immediately prior to February 1, 2014 over the remaining term of the modified amended lease. Additionally, our landlord provided us with $106,600 of leasehold improvements on the new space that we are amortizing over the remaining term of the amended lease. All of the prior leasehold improvements that had not been previously amortized were accelerated and recognized in their entirety from the time of the amendment through January 2014, prior to the move.

On August 11, 2015, we entered into a sublease agreement to sublease the entirety of the South Bascom office space to a third party. The term of the sublease extends through the end of our office lease term for that space and the monthly rent payments due to hopTo fully offset the monthly rent payments due to the landlord under hopTo’s lease for that space.

On August 24, 2015, we entered into a new office lease for our corporate headquarters in Campbell, California which is better suited to our California operations and results in significant monthly savings. Although the lease term commences after the three-month period ended September 30, 2015, we were required to pre-pay a portion of the lease commitment in the form of a deposit which was recorded as deferred rent in September, 2015.

As of September 30, 2015 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$1,300	$56,800	$58,100
Deferred rent benefit	39,700	82,700	122,400
	$41,000	$139,500	$180,500

As of December 31, 2014 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$4,800	$45,700	$50,500
Deferred rent benefit	39,700	112,500	152,200
	$44,500	$158,200	$202,700

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

7. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2015 and 2014, respectively, by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Classification	2015	2014	2015	2014
Costs of revenue	$2,100	$1,700	$7,100	$4,800
Selling and marketing expense	75,600	20,900	134,400	47,800
General and administrative expense	121,700	58,100	420,300	304,500
Research and development expense	25,800	6,100	75,800	59,900
	$225,200	$86,800	$637,600	$417,000

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended September 30, 2015.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – June 30, 2015	9,721,181	$0.18
Granted	868,669	0.12
Exercised	—	—
Forfeited or expired	—	—
Outstanding – September 30, 2015	10,589,850	$0.18	7.16	$34,100

The following table presents summaries of the status and activity of our stock option awards for the nine-month period ended September 30, 2015.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2014	10,287,999	$0.18
Granted	868,669	0.12
Exercised	(90,000)	0.17
Forfeited or expired	(476,818)	0.22
Outstanding – September 30, 2015	10,589,850	$0.18	7.16	$34,100

Of the options outstanding as of September 30, 2015, 7,153,443 were vested, 3,410,358 were estimated to vest in future periods and 26,049 were estimated to be forfeited prior to their vesting. As of September 30, 2015, there was approximately $240,200 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. Such cost is expected to be recognized over a weighted-average period of approximately nine months.

All options are exercisable immediately upon grant. Options vest, ratably over a 33-month period commencing in the fourth month after the grant date. We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

The following table presents summaries of the status and activity of our restricted stock awards for the three-month period ended September 30, 2015. We include the common stock underlying the restricted stock award in shares outstanding once such common stock has vested and the restriction has been removed (“releases” or “released”). The common stock vests ratably, over a 33-month period commencing in the fourth month after the award date.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – June 30, 2015	3,444,380	$0.17
Awarded	-	-
Released	(541,876)	0.25
Forfeited	(794,754)	0.16
Outstanding – September 30, 2015	2,107,750	$0.16	2.06	$282,600

The following table presents summaries of the status and activity of our restricted stock awards for the nine-month period ended September 30, 2015.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – December 31, 2014	4,314,983	$0.18
Awarded	225,000	0.16
Released	(1,497,288)	0.21
Forfeited	(934,945)	0.16
Outstanding – September 30, 2015	2,107,750	$0.16	2.06	$282,600

As of September 30, 2015, there was approximately $282,600 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately 24 months.

8. Revenue

Revenue for the three-month periods ended September 30, 2015 and 2014 was:

			2015 Over (Under) 2014
Revenue	2015	2014	Dollars	Percent
Software Licenses
Windows	$373,500	$425,600	$(52,100)	-12.2%
UNIX/Linux	86,700	186,200	(99,500)	-53.4%
	460,200	611,800	(151,600)	-24.8%
Software Service Fees
Windows	484,000	460,100	23,900	5.2%
UNIX/Linux	175,000	197,300	(22,300)	-11.3%
	659,000	657,400	1,600	0.2%
Other	9,600	20,000	(10,400)	-52.0%
Total Revenue	$1,128,800	$1,289,200	$(160,400)	-12.4%

Revenue for the nine-month periods ended September 30, 2015 and 2014 was:

			2015 Over (Under) 2014
Revenue	2015	2014	Dollars	Percent
Software Licenses
Windows	$1,429,800	$1,531,600	$(101,800)	-6.6%
UNIX/Linux	500,800	429,600	71,200	16.6%
	1,930,600	1,961,200	(30,600)	-1.6%
Software Service Fees
Windows	1,452,000	1,440,000	12,000	0.8%
UNIX/Linux	542,200	588,800	(46,600)	-7.9%
	1,994,200	2,028,800	(34,600)	-1.7%
Other	33,900	46,100	(12,200)	26.5%
Total Revenue	$3,958,700	$4,036,100	$(77,400)	-1.9%

9. Cost of Revenue

Cost of revenue for the three-month periods ended September 30, 2015 and 2014 was:

			2015 Over (Under) 2014
	2015	2014	Dollars	Percent
Software service costs	$43,900	$26,300	$17,600	66.9%
Software product costs	65,000	73,800	(8,800)	(11.9)%
	$108,900	$100,100	$(8,800)	8.8%

Cost of revenue for the nine-month periods ended September 30, 2015 and 2014 was:

			2015 Over (Under) 2013
	2015	2014	Dollars	Percent
Software service costs	$128,500	$136,400	$(7,900)	-5.8%
Software product costs	190,700	212,400	(21,700)	-10.2%
	$319,200	$348,800	$(29,600)	-8.5%

10. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	September 30, 2015	December 31, 2014
Software development costs	$1,147,900	1,135,900
Accumulated amortization	(889,600)	(727,200)
	$258,300	$408,700

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $54,400 and $162,400 during the three and nine-month periods ended September 30, 2015, respectively, and $52,700 and $173,300 during the three and nine-month periods ended September 30, 2014, respectively.

We recorded capitalized software development costs of $12,000 during the three and nine-month period ended September 30, 2015. We did not record any of capitalized software development costs during the three and nine-month periods ended September 30, 2014, respectively.

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

In conjunction with the 2014 Transaction, we recorded a warrants liability of $1,356,000 as of January 7, 2014 on our Balance Sheet). Certain conditions under the SPA which expired on January 7, 2015 would have required us to issue additional warrants at below-market value exercise price (see Note 4). These conditions did not occur and ended as of January 7, 2015. Therefore, we have reclassified the related liability to equity as of January 7, 2015 on our Balance Sheet.

Accounting fees associated with the 2014 Transaction, which aggregated approximately $9,600, were deemed immaterial and were charged to operating expense during the three-month period ended March 31, 2014.

2015 Transaction

During the three-month periods ended September 30, 2015, we issued and sold for cash an aggregate 31,588,791 shares of common stock at a purchase price of $0.08074 per share that resulted in gross proceeds of $2,550,500 (the “2015 Transaction”).

The 2015 Transaction was recorded into the financial statements as follows:

Gross cash proceeds	$2,550,500
Less: cash issuance costs – legal fees	(116,400)
Recorded in additional paid-in capital and common stock	$2,434,100

Accounting fees associated with the 2015 Transaction, which aggregated approximately $4,000 were deemed immaterial and were charged to operating expense during the three-month period ended September, 2015.

Stock Repurchase Program

During each of the three and nine-month periods ended September 30, 2015 and 2014, we did not repurchase any of our common stock under the terms of our Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). As of September 30, 2015, approximately $782,600 remained available for future purchases under this program. We are not obligated to repurchase any specific number of shares and the stock repurchase program may be suspended or terminated at our discretion.

12. Commitments and Contingencies

On February 1, 2014, we relocated our corporate offices to a larger suite within our landlord’s office complex on South Bascom Avenue in Campbell, California. We are currently leasing 10,659 square feet under a five-year lease that, unless renewed, will expire in October 2018.

On August 11, 2015 we entered into a sublease agreement to sublease the entirety of the South Bascom office space to a third party. The term of the sublease extends from November 1, 2015 through the end of our office lease term for that space in October, 2018. The monthly rent payments due to hopTo under this sublease fully offset the monthly rent payments due to the landlord under hopTo’s lease for that space.

On August 24, 2015, we entered into a new office lease for our corporate headquarters in Campbell, California which is better suited to our California operations and results in significant monthly savings. The term of this lease is from October 1, 2015 through September 30, 2018.

The following table sets forth the net minimum lease payments we will be required to make throughout the remainder of these leases:

Year	Amount
Remainder of 2015	$155,300
2016	111,100
2017	114,300
2018	68,300
$449,000

13. Supplemental Disclosure of Cash Flow Information

We disbursed $1,400 and $0 for the payment of interest expense during the nine-month periods ended September 30, 2015 and 2014, respectively.

We disbursed $3,600 and $2,000 for the payment of income taxes during the nine-month periods ended September 30, 2015 and 2014, respectively. Such disbursement was made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs Ltd.

During the nine-month period ended September 30, 2015, we reduced our warrants liability by $126,900, which was recorded in the Condensed Consolidated Statement of Operations. Such reduction reflected the aggregate fair value adjustments we recorded during such period and in addition to reclassified our 2014 PIPE warrant to equity. No cash was disbursed in conjunction with these items (See Note 4).

During the nine-month period ended September 30, 2015, we incurred $116,400 of issuance cost for our 2015 Transaction funding for which no cash was disbursed.

During the nine-month period ended September 30, 2015, we reclassed our short-term security deposit for our Campbell Avenue lease of $40,700 from non-current other assets to prepaid.

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

For the three and nine-month periods ended September 30, 2015 and for the three and nine-month periods ended September 30, 2014, 33,871,874 and 33,510,414 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

15. Segment Information

The Company’s operations have historically been conducted and reported in two segments, GO-Global and hopTo, each representing a specific product line and dedicated operating resources. During the fourth quarter of 2014, the Company developed its hopTo Work product and go to market strategy, and beginning in January of 2015, it reorganized to a functional organization structure with consolidated decision-making authority over engineering, product management, sales and marketing resources. Resources in these functional departments are now shared for the development, sales and support of both the GO-Global and hopTo products. The GO-Global and hopTo Work products also have similar target customers, distribution channels, and common reseller partners.

Beginning with the three-month period ended March 31, 2015, the Company will no longer report financial results in two segments. Software revenue and services revenue for the hopTo Work product will be included in the Windows software and Windows services revenue, respectively.

Revenue by country for the three-month and nine-month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Country	2015	2014	2015	2014
United States	$483,900	$631,600	$1,852,300	$1,778,100
Brazil	124,100	108,300	539,700	463,700
Other Countries	520,800	549,300	1,566,700	1,794,300
Total	$1,128,800	$1,289,200	$3,958,700	$4,036,100

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

For the three and nine-month periods ended September 30, 2015 and 2014 there were no services performed, additional charges incurred or payments made to ipCapital under the agreement.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 400,000 shares of our common stock at an initial price of $0.26 per share. Half of the warrant (200,000 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The vesting installments occurred on October 11, 2012 and October 11, 2013, and October 11, 2014 respectively. The remaining 200,000 shares became fully vested upon the completion to our satisfaction of all services that we requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for performing substantially similar services.

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock and should be recorded as a liability. We recognize the warrants liability over their vesting period, and in accordance with the liability method of accounting, we re-measure the fair value of the accrued warrants at each balance sheet date and recognize the change in fair value as general and administrative compensation expense (See Note 4). We recognized $2,000 and $1,000 as a component of general and administrative expense during the three-month periods ended September 30, 2015 and 2014, respectively, and $12,300 and $67,000 during the nine-month periods ended September 30, 2015 and 2014, respectively, resulting from the change in fair value.

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”). At the time that we entered into this agreement, John Cronin was a partner at ipCLC. He is no longer affiliated with ipCLC. Pursuant to the agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement.

The agreement is effective as of February 4, 2013, and will end 18 months after we or ipCLC serve 60 days written notice of termination to the other party (with earlier termination possible in the event of a material breach). The agreement provides for customary confidentiality undertakings, limitations on ipCLC’s total liability and mutual indemnification provisions.

We paid no compensation to ipCLC under the terms of the IP Brokerage Agreement for the periods ending September 30, 2015 and 2014, respectively and no amounts were due ipCLC under its terms as of September 30, 2015.

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

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters are located at 51 East Campbell Avenue, Suite 128, Campbell, California, 95008 and our phone number is 1-800-472-7466. We also have an office in Concord, New Hampshire. Additionally, we have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.hopto.com. The information on our website is not part of this quarterly report.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of November 4, 2015, 173 new patent applications have been filed. Of these 173 applications, 24 patents have been granted by the USPTO. We have also received notice from the USPTO that 7 additional patent applications have been allowed and will ultimately issue as US patents in the next 60-90 days. We expect to file more applications in 2015.

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”). At the time that we entered into this agreement John Cronin was a partner at ipCLC. Mr. Cronin is no longer affiliated with ipCLC. Pursuant to the agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement. For both the three and nine-month periods ended September 30, 2015 and 2014, we have incurred zero costs related to the agreement.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2015 and 2014

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

Revenue for the three-month periods ended September 30, 2015 and 2014 was:

			2015 Over (Under) 2014
Revenue	2015	2014	Dollars	Percent
Software Licenses
Windows	$373,500	$425,600	$(52,100)	-12.2%
UNIX/Linux	86,700	186,200	(99,500)	-53.4%
	460,200	611,800	(151,600)	-24.8%
Software Service Fees
Windows	484,000	460,100	23,900	5.2%
UNIX/Linux	175,000	197,300	(22,300)	-11.3%
	659,000	657,400	1,600	0.2%
Other	9,600	20,000	(10,400)	-52.0%
Total Revenue	$1,128,800	$1,289,200	$(160,400)	-12.4%

Revenue for the nine-month periods ended September 30, 2015 and 2014 was:

			2015 Over (Under) 2014
Revenue	2015	2014	Dollars	Percent
Software Licenses
Windows	$1,429,800	$1,531,600	$(101,800)	-6.6%
UNIX/Linux	500,800	429,600	71,200	16.6%
	1,930,600	1,961,200	(30,600)	-1.6%
Software Service Fees
Windows	1,452,000	1,440,000	12,000	0.8%
UNIX/Linux	542,200	588,800	(46,600)	-7.9%
	1,994,200	2,028,800	(34,600)	-1.7%
Other	33,900	46,100	(12,200)	26.5%
Total Revenue	$3,958,700	$4,036,100	$(77,400)	-1.9%

Software Licenses

Software licenses revenue from our Windows products decreased for the three and nine-month periods ended September 30, 2015, as compared with the same periods of the prior year primarily due to lower sell through to end users by stocking resellers as the resellers adjusted their pricing to absorb the weakening of their respective currencies versus the US dollar.

Software licenses revenue from our UNIX/Linux products decreased during the three-month period ended September 30, 2015, as compared with the same periods of the prior year, primarily due to lower aggregate of revenue from our resellers and end users, particularly our European telecommunications customers.

During the nine-month period ended September 30, 2015, as compared with the same period of the prior year, software license revenue from UNIX/Linux products increased primarily due to increased revenue from certain of our U.S. government customers which was partially offset by lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers.

We have implemented plans to stabilize our GO-Global revenue. We anticipate that revenue in 2015 from GO-Global product licenses will approximate that of 2014. We anticipate to continue to generate revenue from hopTo Work during 2015.

Software Service Fees

Software service fees revenue for the three-month period ended September 30, 2015 were mostly unchanged as compared to the same for period of the prior year, as a result of an increase in service revenue fee from Window’s products, partially offset by a decrease in service revenue fee from UNIX products.

Software service fees revenue decreased slightly during the nine-month period ended September 30, 2015, compared to the same period of prior year. The increase attributed to the Windows product, was primarily due to the timing of customer renewal of maintenance contracts. The decrease attributed to the UNIX products was primarily due to lower maintenance contract renewals from European telecommunications customers.

We expect that software service fees for 2015 will approximate those for 2014, as we anticipate that revenue from Windows maintenance contracts for the full year will offset the anticipated decline in revenue from UNIX maintenance contracts.

Other

The decrease in other revenue for the three and nine -month periods ended September 30, 2015, as compared with the same period of the prior year was primarily due to decrease in professional services and private labeling fees.

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

Under GAAP, development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. During the three-month and nine-months periods ended September 30, 2015 and 2014, we capitalized $12,000 and $0 of software development costs, respectively. All of such capitalized costs were incurred in the development of hopTo Work.

Amortization of capitalized software development costs was $54,400 and $52,700 during the three-month periods ended September 30, 2015 and 2014, respectively, and $162,400 and $173,300 during the nine-month periods ended September 30, 2015 and 2014, respectively.

Cost of revenue was 9.6% and 7.8% of total revenue for the three months ended September 30, 2015 and 2014, respectively, and 8.1% and 8.6% of total revenue for the nine months ended September 30, 2015 and 2014, respectively.

Cost of revenue for the three-month periods ended September 30, 2015 and 2014 was:

			2015 Over (Under) 2014
	2015	2014	Dollars	Percent
Software service costs	$43,900	$26,300	$17,600	66.9%
Software product costs	65,000	73,800	(8,800)	(11.9)%
	$108,900	$100,100	$(8,800)	8.8%

Cost of revenue for the nine-month periods ended September 30, 2015 and 2014 was:

			2015 Over (Under) 2013
	2015	2014	Dollars	Percent
Software service costs	$128,500	$136,400	$(7,900)	-5.8%
Software product costs	190,700	212,400	(21,700)	-10.2%
	$319,200	$348,800	$(29,600)	-8.5%

The increase in software service costs for the three -month period ended September 30, 2015, as compared with the same periods of the prior year, was due to a year-to-date accounting reclassification that was made during the three-month period ended September 30, 2014. Actual software service costs in the period were lower than the year earlier period.

The decrease in software service costs for the nine-month periods ended September 30, 2015, as compared with the same periods of the prior year, was primarily due to lower customer support costs associated with GoGlobal. Upon release of the commercial versions of hopTo and hopTo Work, we began charging costs associated with supporting the products to costs of revenue. We expect software service costs for 2015 to be slightly lower than those for 2014 as expected increases in the level of effort required to support the hopTo Work product as the customer base grows will be offset by continued reductions in the cost required to support the GoGlobal products.

Software product costs increased in both the three and nine-month periods ended September 30, 2015 compared with the same periods in 2014 primarily due to amortization of hopTo development software costs which commenced in November of 2013.

We expect that software costs of revenue for 2015 will be lower than 2014 levels, due to these items.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month periods ended September 30, 2015 increased by $76,500, or 22.3%, to $419,800, from $343,300 for the same period of 2014, which represented approximately 37.2% and 26.6% of revenue during these periods, respectively. Selling and marketing expenses for the nine-month period ended September 30, 2015 decreased by $203,400 or 12.9% to $1,373,500 from $1,576,900 for the same period in 2014, which represented approximately 34.7% and 39.1% of revenue during those periods, respectively.

The increase in selling and marketing expenses during the three-month periods ended September 30, 2015, as compared with the same periods of the prior year, was primarily due to cash and non-cash severance expense.

The decrease in selling and marketing expenses during the nine-month periods ended September 30, 2015, as compared with the same periods of the prior year, were mainly due a decrease in advertising and promotional costs associated with our hopTo products as we have transitioned from consumer oriented product to a product targeted at businesses. We currently expect our full-year 2015 selling and marketing expenses to be lower than those for 2014 as we continue to invest advertising and promotional resources in specifically targeted programs for both our hopTo and GO-Global product lines.

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

General and administrative expenses increased by $117,600, or 17.9%, to $773,300, for the three-month period ended September 30, 2015, from $665,700 for the same period of 2014, which represented approximately 68.5% and 50.9% of revenue during these periods, respectively.

General and administrative expenses decreased by $53,000, or 2.1%, to $2,452,400 for the nine-month period ended September 30, 2015, from $2,505,400 for the same period of 2014, which represented approximately 61.9% and 62.1% of revenue during these periods, respectively.

The increase in general and administrative expense in the three-month period ended September 30, 2015, as compared with the same period of the prior year, was primarily due to higher legal expenses associated with patent activity and SEC filings, as well as the timing of our annual meeting which had been conducted in the three-month period ended June 30 in 2014.

The decrease in general and administrative expense during the nine-month period ended September 30, 2015 was primarily due to lower legal expenses associated with activity related to our patents and other administrative matters.

We expect that general and administrative expense for 2015 will be slightly lower than 2014 levels.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $156,900, or 13.1%, to $1,038,400, for the three-month period ended September 30, 2015, from $1,195,300 for the same period of 2014, which represented approximately 92.0% and 92.7% of revenue for these periods, respectively.

Research and development expenses decreased by $568,600, or 14.7%, to $3,304,500, for the nine-month period ended September 30, 2015, from $3,873,100, which represented approximately 83.5% and 96.0% of revenue for these periods, respectively.

The decrease in research and development expense is primarily due to lower employee costs associated with lower headcount as a result of reorganization of our hopTo team which was implemented during the three-month period ended June 30, 2014.

We expect that 2015 research and development expenses will be lower those for 2014.

Other Income (Expense) - Change in Fair Value of Warrants Liability

During the three- month periods and nine-months period ended September 30, 2015, respectively, we reported non-cash expense related to the change in fair value of our Warrants Liability of $2,400 and non-cash income of $126,900. Respectively, during the same periods of the prior year, we reported non-cash income to the change in fair value of our Warrants Liability of $54,700 and $1,665,900. Such amounts resulted from price changes in the market value for our common stock and can vary from period to period due to the exercise and/or issuance of warrants accounted for under the liability method. For further information regarding our Warrants Liability, see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

Based on the foregoing, we reported net losses of $1,214,500 and $950,900 for the three-month periods ended September 30, 2015, and 2014, respectively. Additionally, we reported net losses of $3,367,400 and $2,603,500 for the nine-month periods ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our reported net loss for the nine-month period ended September 30, 2015 of $3,367,400 included three significant non-cash items: depreciation and amortization of $252,700, which were primarily related to amortization of capitalized software development costs, stock-based compensation expense of $637,600 and a gain in the change in value of our warrants liability of $126,900.

We invested $5,100 in capital expenditures and $12,000 in capitalized software development cost during the nine-month period ended September 30, 2015, primarily related to our new products development team, located in our office in Campbell, California.

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

We raised $2,550,500 on July 28, 2015 in a private placement. See “Item 2—Unregistered Sales of Equity Securities and Use of Proceeds”.

We believe that as a result of the expected introduction of new products slated for the remainder of 2015, our revenue will increase. During the remainder of 2015, we expect to continue to prioritize the investment of our resources into the development of various new products, and we expect that certain of these investments may ultimately be capitalized as software development costs. Further, due to our expected investments in new products and continued investments in intellectual property, we expect our cash outflow from operations to continue. Based on our cash on hand as of September 30, 2015, cash flow from our GO-Global business and the anticipation of revenue from our hopTo Work product, we believe that we will have sufficient capital resources to support our operational plans for the next twelve months. However, implementation of expansion plans for hopTo Work may require significant revenue from our hopTo Work product or new capital from issuances of debt or equity.

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

Cash

As of September 30, 2015, our cash balance was $2,731,800, as compared with $1,557,100 as of December 31, 2014, an increase of $1,174,700, or 75.4%. The increase was primarily due to the cash provided from the sale of shares of our common stock in July and a $1.5 million stocking order from our one Go-Global ISV resellers, offset by the cash used in our operations.

Accounts Receivable, net

At September 30, 2015 and December 31, 2014, we reported accounts receivable, net, of $454,300 and $2,211,300, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $15,700 and $32,600 at September 30, 2015 and December 31, 2014, respectively. The decrease in accounts receivable, net, was mainly due to lower sales during the three-month period ended September 30, 2015, as compared with the three-month period ended December 31, 2014. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

As of September 30, 2015, we had purchased 1,424,000 shares of our common stock for $217,400 under terms of our Board-approved stock repurchase program, which was established on January 8, 2008. Under this program, the Board approved up to $1,000,000 to be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. During each of the three and nine-month periods ended September 30, 2015 and 2014, no repurchases were made. As of September 30, 2015, $782,600 remains available for stock purchases under this program. We have no plans or expectations of stock repurchases as of the date of this Report.

Working Capital

As of September 30, 2015, we had current assets of $3,351,300 and current liabilities of $3,629,800, which netted to working capital deficit of $278,500. Included in current liabilities was the current portion of deferred revenue of $2,415,400.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2015 we entered into a securities purchase agreement and subscription agreement, pursuant to which we issued and sold for cash an aggregate of 31,588,791 shares of our common stock at a purchase price of $0.08074 per share. We derived gross proceeds of $2,550,500 from this placement. A summary of this sale was previously provided in our Current Report on Form 8-K, which was filed with the SEC on July 30, 2015.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

On August 24, 2015, we entered into a new office lease for our corporate headquarters in Campbell, California which is better suited to our California operations and results in significant monthly savings. Although the lease term commences after the three-month period ended September 30, 2015, we were required to pre-pay a portion of the lease commitment in the form of a deposit which was recorded as deferred rent in September, 2015. The lease commenced on October 1, 2015 and terminates on September 30, 2018. Monthly rent is $9,176.10 from October 1, 2015 – September 30, 2016; $9,451.38 from October 1, 2016 – September 30, 2017; and $9,734.92 from October 1, 2017 – September 30, 2018.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Lease Agreement made and entered into as of October 1, 2015 by and between Heritage Village Offices and hopTo Inc. (1)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

101*	The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the Nine Months ended September 30, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2015 and 2014, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

(1) Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 10, 2015 (File No. 333-206861).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.
(Registrant)

Date:	November 13, 2015	Date:	November 13, 2015

By:	/s/ Eldad Eilam	By:	/s/ Jean-Louis Casabonne
	Eldad Eilam		Jean-Louis Casabonne
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and
Principal Accounting Officer)

