Form 10-K
period 2015-12-31
hopTo Inc.
filed 2016-03-30
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number: 0-21683

hopTo Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-3899021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

51 East Campbell Avenue, Suite 128

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

[  ] Large accelerated filer [  ] Accelerated filer [  ] Non-Accelerated filer [X] Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of June 30, 2015, the aggregate market value of the Registrant’s common stock held by non-affiliates was $10,998,045.

As of March 24, 2016, there were outstanding 9,861,078 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the fiscal year ended December 31, 2015 (“Proxy Statement”) to be issued in conjunction with the Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report on Form 10-K. The Proxy Statement (or a Form 10-K/A) will be filed by the Registrant with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2015.

hopTo Inc.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Item 1A. “Risk Factors,” as well as those discussed elsewhere in this report. Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1. BUSINESS

Introduction

We are developers of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Our newest product line, which is called hopTo, was originally marketed to consumers and is now also marketed to small and medium sized businesses and enterprise level customers under the name hopTo Work, which is now our primary focus in the hopTo product line.

hopTo provides mobile end-users with a productivity workspace for their mobile devices that allows them to manage, share, view, and edit their documents, regardless of where they are stored. We launched the first commercial version of hopTo through Apple’s App Store on November 14, 2013. This version was targeted at Apple’s tablet devices, the iPad and the iPad Mini.  From the initial launch through 2015, we made hopTo available for free.

On November 10, 2014, we launched the first version of hopTo Work, a version of the hopTo workspace made available to businesses for a fee.  hopTo Work expands upon the core capabilities of hopTo by providing mobile access to applications that businesses rely on for their daily operations.

During 2015, we announced several major enhancements to hopTo Work, including the introduction of the MAX (Mobile App eXperience) feature set, which allows customers to instantly transform their legacy applications to become touch friendly on modern mobile devices.  We also worked to integrate our hopTo Work product with certain software products offered by Citrix Systems and on November 12, 2015 we launched hopTo Work for Citrix through Apple’s App Store.

Over the years, we have also made significant investments in intellectual property (“IP”). We have filed many patents designed to protect the new technologies embedded in hopTo, and we plan to continue to aggressively invest in the creation and protection of new IP as we continue to develop hopTo and other products.

Recent Developments

On January 27, 2016, we filed an amendment of our Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-15 reverse stock split of our common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the stock market upon commencement of trading on January 28, 2016. As a result of the Reverse Stock Split, every fifteen shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split, and cash paid to stockholders for potential fractional shares was insignificant. The number of shares of common stock subject to outstanding options, restricted stock units, warrants and convertible securities were also reduced by a factor of fifteen as of January 27, 2016. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

On January 13, 2016, we announced Project Mobilis, our development project to provide a deep integration with Citrix® mobile end-user technologies to deliver hopTo’s MAX features in conjunction with the complete capabilities of Citrix XenApp® and HDX™.

On January 11, 2016, we announced the development of MAX-IE, the first native mobile app experience for Microsoft’s Internet Explorer®. This exciting breakthrough capability will allow enterprises to instantly mobilize and provide a native mobile experience for Internet Explorer® based web applications, including applications that employ Java, Adobe Flash, or Silverlight technologies.

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters are located at 51 East Campbell Avenue, Suite 128, Campbell, California, 95008, our toll-free phone number is 1-800-472-7466, and our phone number for local and international calls is 408-688-2674. We also have an office in Concord, New Hampshire. Additionally, we have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.hopTo.com. The information on our Website is not part of this annual report.

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

The hopTo Opportunity

The adoption of mobile devices, such as smartphones and tablets, in the workplace has revealed the need for a mobile application and content access platform that addresses a range of mobile productivity challenges for professional/consumer users (“prosumers”), small and home offices (“SOHO”), small- to medium-sized businesses (“SMB” or “SMBs”), and Enterprise organizations. We believe a mobile platform that addresses this need will become a critical asset for any size organization, or information technology (“IT”) department, offering the most productive end user experience.

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

The hopTo Work Product

In March, 2014, we announced our hopTo Work product which was subsequently released on November 11, 2014. hopTo Work builds upon the hopTo consumer product, bringing its core mobile productivity features to SMB/Enterprise users, with additional security and manageability functions. It targets IT departments that are concerned with protecting and managing access to sensitive data, controlling access to business applications, compliance with internal policies and, in some cases, government regulations.

With hopTo Work, IT departments will be able to more easily and safely address these concerns while integrating mobile technology into their networks and user workflows. The initial version of hopTo Work leverages a customer’s existing Microsoft RDS infrastructure – a significant portion of Microsoft’s on-premise customer base – which enables an IT department to have mobile access for end users in minutes. Subsequent versions of hopTo Work are integrated to leverage a customer’s existing Citrix Systems infrastructure, which represents a significant percentage of the Enterprise market for our product.

hopTo Work allows business users to make a smooth and simple transition from PCs to mobile devices for all or part of their work. As with the original prosumer/SOHO version of hopTo, the premise of hopTo Work is that mobile users in SMB/Enterprise businesses using devices such as the Apple iPad would like to travel with just their tablets but still have the benefits of secure access and editing capabilities for documents in their corporate cloud or network storage, personal cloud storage, and on their Windows computers. In addition, hopTo Work delivers the capability to mobilize Windows applications that businesses and organizations rely on for their daily operation.

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

●	The ability to access and manage all of the user’s files and documents, no matter where they are stored. This includes enterprise document management systems, enterprise-class network servers and cloud storage services, or the user’s PC.

●	The ability to view, create, edit, manage, and share files through a native touch-screen mobile device interface rather than apps designed for legacy PC desktops with keyboards and mice.

●	The ability to access Windows applications and use them in a touch-friendly manner consistent with end user expectations for mobile devices.

●	The ability to access web applications based on Microsoft Internet Explorer and the additional technologies incorporated into those apps such as Java, Flash, ActiveX, and Microsoft Silverlight, all of which are not readily operable from iOS or Android based devices.

●	The ability to multitask, which means working with multiple documents and applications at the same time, side-by-side. The iPad is inherently a single document environment, which we believe is a major shortcoming for most users.

●	The ability to view, create, and edit Microsoft Office documents that are 100% compatible with Microsoft Office, thus allowing users to collaborate with other users who are using Microsoft Office on a Mac or a Windows PC.

●	The ability to address the problems of document sprawl, giving users easy access to manage, search, and browse the data they need across storage devices and cloud services, but without allowing sensitive documents to leave the corporate network undetected.

●	The ability for IT departments to implement a “bring-your-own-device” (BYOD) solution that integrates mobile device use into daily workflows and enhances user productivity without compromising security, requiring additional server infrastructure, or putting an additional burden on the user experience.

●	The ability for IT departments to grant and revoke access to anyone for any data anywhere. Employees must have the ability to access corporate internal data (documents, file and applications) efficiently but without jeopardizing security.

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

The first commercially available version of hopTo was released on November 14, 2013, through the Apple App Store. hopTo currently runs on the Apple iPad family of devices, and we may make it available for other devices, such as the Apple iPhone and devices based on the Google Android platform. This product is targeted at users who are transitioning from PC to mobile—to provide access to their content regardless of where it’s stored, along with rich document editing capabilities, multitasking, file management, and more. The hopTo product is currently offered free of charge. Based on usage patterns and market acceptance we may, at some point in the future, decide to charge fees for this offering.

Our Intellectual Property

We believe that IP is a business tool that potentially maximizes our competitive advantages and product differentiation, grows revenue opportunities, encourages collaboration with key business partners, and protects our long-term growth opportunities. Strategic IP development is therefore a critical component of our overall business strategy. It is a business function that consistently interacts with our research and development, product development, and marketing initiatives to generate further value from those operations.

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

ipCapital Group, Inc.

On October 11, 2011, we engaged ipCapital Group, Inc. (“ipCapital”), an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets. Our engagement agreement with ipCapital, which has been amended three times, affords us the right to request ipCapital to perform a number of diverse services, employing its proprietary processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities. See the Exhibits referred to in Item 15 in this Form 10-K for further details on the ipCapital engagement agreement and amendments thereto.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 26,667 shares of our common stock at an initial price of $3.90 per share. Half of the warrant (13,333 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The vesting installments occurred on October 11, 2012, 2013 and 2014, respectively. The remaining 13,333 shares became fully vested upon the completion to our satisfaction of all services that we requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services.

As a result of ipCapital’s work under the engagement agreement, as amended, as of March 30, 2016, 173 new patent applications have been filed. Of these 173 applications, 37 patents have been granted by the USPTO. We have also received notice from the USPTO that 8 additional patent applications have been allowed and will ultimately issue as US patents in the next 60-90 days. We expect to file more applications in 2016.

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”) (the “IP Brokerage Agreement”). At the time that we entered into this agreement, John Cronin was a partner at ipCLC. He is no longer affiliated with ipCLC. Pursuant to the IP Brokerage Agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement.

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

●

We are party to a non-exclusive channel partner agreement with Elosoft Informatica Ltda, a South American distributor of various technology products, including both hardware and software offerings, and related services. Under the terms of this agreement, Elosoft has licensed both our GO-Global Windows Host and GO-Global for UNIX software for deployment to their distribution network with both sub-distributors and end-users. Our agreement with Elosoft, which was originally entered into in February 2005, automatically renews annually. Either party may terminate the agreement upon 60 days’ written notice to the other party.

●

We are party to a non-exclusive global purchasing agreement with Alcatel-Lucent, a telecommunications, network systems and services company. Pursuant to this relationship, which started in July 1999, Alcatel-Lucent has licensed our GO-Global for UNIX software for inclusion with their software products. Many of Alcatel-Lucent’s customers are using our server-based software to remote access Alcatel-Lucent’s Network Management Systems (“NMS”) applications. Our current agreement with Alcatel-Lucent expired in December 2012. Since December 2012 we have mutually agreed with Alcatel-Lucent to renew this contract each year for additional one-year with terms consistent with those set forth in the expired contract. The current renewal period expires in December 2016.

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

	2015	2014
Customer	% Sales	% Sales
Centric System	5.0%	4.3%
GE	2.0%	30.2%
IDS LLC	5.8%	4.2%
Uniface	5.3%	2.0%
Elosoft	10.9%	5.7%
Total	29.0%	46.4%

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

Research and Development

Our research and development efforts currently are focused on further enhancing the functionality, performance and reliability of existing products and developing new products – principally hopTo. We invested approximately $4,224,000 and $4,911,400 in research and development with respect to our software products in 2015 and 2014, respectively. During 2015 and 2014 we capitalized an additional $12,000 and $16,500 of development investments incurred in the development of hopTo, respectively. During 2015, we determined that an impairment of $182,400 existed with certain capitalized software development costs associated with our hopTo consumer product and recognized that cost as part of cost of revenue.

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

Although hopTo Work is a unique mobile workspace offering, we believe it is at the intersection of an established software market known as end-user computing (EUC) and more specifically a fairly new category that’s becoming known as application mobilization, or application refactoring.

In the application mobilization market, we believe we compete with products from Capriza, Inc., Reddo Mobility, Inc., StarMobile Inc and Powwow, Inc, as well several other providers.

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

Employees

As of March 30, 2016, we had a full-time equivalent of 26 total employees, including 5 in marketing, sales and support, 15.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 5 in administration and finance and 0.5 in our patent group. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

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

We have experienced significant operating losses since we began operations. We incurred losses from operations before provision for income taxes of $4,387,400 and $3,590,800 for the years ended December 31, 2015 and 2014, respectively. We expect to report an operating loss on a consolidated basis for the year ended December 31, 2016. In subsequent reporting periods, if revenues grow more slowly than anticipated, or if aggregate operating expenses exceed expectations, we will continue to be unprofitable. Even if we become profitable, we may be unable to sustain such profitability.

hopTo is subject to the risks of new software products in development and any failure to successfully commercially launch hopTo could have a material negative impact on us. Our integration with Citrix is subject to these risks as well as the additional risks of being reliant on Citrix for cooperation.

During April 2013, we launched the first public release of hopTo through Apple’s App Store and on November 14, 2013 we launched the first commercial version of hopTo through Apple’s App Store. The releases were targeted at Apple’s tablet devices, the iPad and the iPad Mini. On November 10, 2014 we launched the first commercial version of hopTo Work through Apple’s App Store. On November 12, 2015 we launched hopTo Work for Citrix through Apple’s App Store.

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

hopTo and hopTo Work are new products in development. As such they face both development and market risks. Our development timetable could be adversely impacted by technical challenges that take longer than expected or require more engineering or capital resources to resolve. Our development timetable can also be adversely affected by third party delays, such as our current integration efforts with Citrix Systems or qualification standards imposed by companies such as Apple Inc. in the administration of the Apple App Store.

Our current Citrix integration effort, begun in the fourth quarter of 2015, is a substantial technical challenge, and is subject to the aforementioned software development risks, as well as the added risk that we require cooperation from Citrix to complete the integration, which is at their sole discretion to provide.

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

For example, sales of our GO-Global Windows Host software could be affected by the announcement from Microsoft of an intended release, and the subsequent actual release, of a new Windows-based operating system, or an upgrade to a previously released Windows-based operating system version. These new or upgraded systems may contain similar features to our products or they could contain architectural changes that would temporarily prevent our products from functioning properly within a Windows-based operating system environment.

Our operations consume cash and we will need to raise additional capital in the future to fund our continued operating needs.

As of December 31, 2015, our cash balance was $1,777,300, as compared with $1,557,100 as of December 31, 2014, an increase of $220,200, or 14.1%. The increase primarily resulted from the cash provided by the payment received in January 2015 for a $1.5 million stocking order from one of our GO-Global ISV resellers and cash received of $2,550,500 on July 28, 2015 as a result of the sale of shares of our common stock in a private placement (the “2015 Private Placement”). These cash receipts were partially offset by consumption by our operations, as well as the investments we made in fixed assets, and employee costs, primarily associated with our new products development team.

Based on our cash on hand as of December 31, 2015, the cash we anticipate to derive from our legacy GO-Global business, and the cash we anticipate to derive from our hopTo Work product, we believe that we will have sufficient resources to support our operational plans for the next twelve months; however full implementation of our business plans for the next twelve months will require capital from issuances of debt or equity, or greater than expected revenue from our recently launched hopTo Work product or our GO-Global product line.

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

In the event that revenues from our current products or future products are not consistent with the levels assumed in our current operational plans and we are not able to secure new capital through issuances of debt or equity, we may need to reorganize our operations to continue to maintain our current business.

Sales of products within our GO-Global product families are likely to be our primary source of revenue during 2016.

Although we believe that we will begin to generate revenue through sales of hopTo Work during 2016, we anticipate that sales of products within our GO-Global product families, and related enhancements, will be our primary source of revenue during 2016. The success, if any, of our new GO-Global releases may depend on a number of factors, including market acceptance of the new GO-Global releases and our ability to manage the risks associated with introducing such releases. Declines in demand for our GO-Global products could occur as a result of, among other factors:

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

With the exception of the employment agreement we entered into with our Chief Executive Officer during 2013, we do not have long-term employment agreements with any of our key personnel and any officer or other employee can terminate their relationship with us at any time. We may also need to add key personnel in the future in order to successfully implement our business strategies. The market for such qualified personnel is highly competitive and it includes other potential employers whose financial resources for such qualified personnel are more substantial than ours. Consequently, we could find it difficult to attract, assimilate or retain such qualified personnel in sufficient numbers to successfully implement our business strategies.

Our failure to adequately protect our proprietary rights may adversely affect us.

Our commercial success is dependent, in large part, upon our ability to protect our proprietary rights. We rely on a combination of patent, copyright and trademark laws, as well as trade secrets, confidentiality provisions and other contractual provisions to protect our proprietary rights. These measures afford only limited protection. We cannot assure you that measures we have taken or may take in the future will be adequate to protect us from misappropriation or infringement of our intellectual property. Despite our efforts to protect proprietary rights, it may be possible for unauthorized third parties to copy aspects of our products or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our intellectual property or other proprietary rights as fully as do the laws of the United States. Furthermore, we cannot assure you that the existence of any proprietary rights will prevent the development of competitive products. The infringement upon, or loss of, any proprietary rights, or the development of competitive products despite such proprietary rights, could have a material adverse effect on our business.

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

We rely on indirect distribution channels for our products and may not be able to retain existing reseller relationships or develop new reseller relationships.

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

As of December 31, 2015 and December 31, 2014, we had outstanding warrants for an aggregate of 1,411,619 and 1,411,619 shares of common stock, respectively, at weighted average exercise prices of $6.90 per share for both years. As of December 31, 2015 and December 31, 2014, we had outstanding options exercisable for an aggregate of 705,990 and 685,867 shares of common stock, respectively, at weighted average exercise prices of $2.63 and $2.70 per share, respectively. The holders may sell these shares exercisable under warrants or options in the public markets from time to time. In addition, as our stock price rises, more outstanding warrants and options will be “in-the-money” and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Our common stock is quoted on the FINRA OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted under the symbol “HPTO” on the OTC Bulletin Board market (“OTCBB”) operated by FINRA (Financial Industry Regulatory Authority) and on the OTC Markets Group QB tier (“OTCQB”). Neither the OTCBB nor the OTCQB is a “national securities exchange,” and in general, each is a significantly more limited market than the markets operated by the New York Stock Exchange and NASDAQ. The quotation of our shares on the OTCBB and the OTCQB could result in a less liquid market being available for existing and potential stockholders to trade shares of our common stock, which could depress the trading price of our common stock and have a long-term adverse impact on our ability to raise capital in the future. Because of the limited trading market for our common stock, and because of the significant price volatility, investors may not be able to sell their shares of common stock when they want to do so.

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

FINRA’s sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Risks Related to the Reverse Split

On January 27, 2016, we filed an amendment of our Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-15 reverse stock split of our common stock. The reverse stock split became effective in the stock market upon commencement of trading on January 28, 2016. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split.

The reverse stock split of our outstanding common stock is intended to increase the market price of our common stock. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock.

The reverse stock split may decrease the liquidity of the shares of our common stock.

The liquidity of the shares of our common stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, the reverse stock split increased the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following the reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters currently occupies approximately 2,514 square feet of office space in Campbell, California, under a lease that will expire in October 1, 2018. Rental of these premises will average approximately $9,200 per month over the remaining term of the lease.

Our domestic research and development team currently occupies approximately 2,527 square feet of office space in Concord, New Hampshire, under a lease that will expire in August 2016. Rent on the Concord facility is $4,000 per month for the life of the lease.

Our former corporate headquarters at 1919 S. Bascom Ave in Campbell, California is comprised of approximately 10,667 square feet of office space under a lease that will expire on October 31, 2018. Rental of these premises for the remaining term averages $39,600 per month. On August 11, 2015 we entered into a sublease agreement to sublease the entirety of the leased space at 1919 S. Bascom Avenue to a third party for the remainder of the master lease term.

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

Market Information

The following table sets forth, for the periods indicated, the high and low reported sales price of our common stock. Since March 27, 2003 our common stock has been quoted on the Over-the-Counter Bulletin Board. Our common stock is quoted under the symbol “HPTO.” The amounts reflected in the following table are also adjusted to reflect the impact of the Reverse Stock Split, which became effective in the stock market upon commencement of trading on January 28, 2016.

	Fiscal 2015 *		Fiscal 2014 *
Quarter	High	Low	High	Low
First	$3.60	$1.97	$5.70	$3.00
Second	$2.31	$1.49	$3.90	$1.50
Third	$2.03	$1.05	$2.40	$1.35
Fourth	$1.53	$0.77	$2.40	$1.35

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 24, 2016 there were approximately 177 holders of record of our common stock. Between January 1, 2016 and March 24, 2016 the high and low reported sales price of our common stock was $2.25 and $0.40, respectively, and on March 24, 2016 the closing price of our common stock was $1.51.

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

Unregistered Sales of Equity Securities

On July 24, 2015 we entered into a securities purchase agreement and subscription agreement, pursuant to which we issued and sold for cash an aggregate of 2,105,919 shares of our common stock at a purchase price of $1.21 per share (such amounts reflecting the impact of the Reverse Stock Split). We derived gross proceeds of $2,550,500 from this placement. A summary of this sale was previously provided in our Current Report on Form 8-K, which was filed with the SEC on July 30, 2015.

Stock Repurchase Program

On January 8, 2008, our Board of Directors authorized a program to repurchase up to $1,000,000 of our outstanding common stock. Under terms of the program, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at management’s discretion. On November 18, 2015, our Board of Directors decided to terminate this program. We made no repurchases of our outstanding common stock during either of the years ended December 31, 2015 or 2014.

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

In addition to hopTo, we also sell a family of products under the brand name GO-Global, which is a software application publishing business and is our sole revenue source at this time. GO-Global is an application access solution for use and/or resale by independent software vendors (“ISVs”), corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

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

Deferred Rent

The lease for our office at 1919 S. Bascom Avenue in Campbell, California, as amended, (See Note 7) contains free rent and predetermined fixed escalations in our minimum rent payments. On August 11, 2015 we entered into a sublease agreement to sublease the entirety of the leased space at 1919 S. Bascom Avenue to a third party (See Note 7).

On August 24, 2015 we entered into a lease agreement for office space at 51 E. Campbell Avenue in Campbell, California which became effective on October 1, 2015 (See Note 7).

We recognize rent expense related to these leases on a straight-line basis over the term of the lease. We record any difference between the straight-line rent amounts and amounts payable under the leases as part of deferred rent in current or long-term liabilities, as appropriate.

Incentives that we received pursuant to the amended lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. We record the unamortized portion of these incentives as a part of deferred rent in current or long-term liabilities, as appropriate.

Post-employment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During the years ended December 31, 2015 and 2014 we recorded $42,100 and $48,100 of severance expense, respectively as a result of a separation and release agreement we entered into with a former vice president-level employee (See Note 6). An aggregate $5,900 and $0 is reported as a severance liability at December 31, 2015 and 2014, respectively.

Long-Lived Assets

Long-lived assets, which consist primarily of capitalized software, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate. Assets to be held and used that are affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During 2015, we determined that an impairment of $182,400 existed with certain capitalized software development costs associated with our hopTo consumer product and recognized that cost as part of cost of revenue.

Software Development Costs

We capitalize software development costs incurred from the time technological feasibility of the software is established until the time the software is available for general release, in accordance with accounting principles generally accepted in the United States (“GAAP”). Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. Such capitalized costs are subsequently amortized as costs of revenue over the shorter of three years or the remaining estimated useful life of the product. Software development costs, and amortization of such costs, are discussed further under “Results of Operations – Costs of Revenue.”

We make ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we will write off the amount by which the unamortized software development costs exceed net realizable value.

During 2015, we determined that certain capitalized software development costs associated with the hopTo consumer product totaling $184,200 should be written off as we do not anticipate monetization of that particular product during the time fame that the costs were scheduled to be amortized.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. The following table sets forth the details of the Allowance for Doubtful Accounts for the years ended December 31, 2015 and 2014:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2015	$32,600	$—	—	$(15,300)	$17,300
2014	42,000	—	—	(9,400)	32,600

Stock-Based Compensation

We apply the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Codification Subtopic (ASC) 718-10, “Compensation – Stock Compensation.” We estimated the fair value of each option grant made during the years ended December 31, 2015 and 2014 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2015	2014
Estimated volatility	103%	96% - 126%
Annualized forfeiture rate	0%	0% - 6.40%
Expected option term (years)	10.00	0.03 - 10.00
Estimated exercise factor	15	1.5 - 15.0
Approximate risk-free interest rate	0.74%	0.03% - 1.06%
Expected dividend yield	—	—

In estimating our stock price volatility for grants awarded during the years ended December 31, 2015 and 2014, we analyzed our historic volatility over a period of time equal in length to the expected option term for the option being issued. For grants made to newly hired employees the period of time over which we analyzed our historic volatility ended on the last day of the quarter during which the new employee was hired. We derived an annualized forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in our work force. Our estimates of the expected option term and the estimated exercise factor were derived from our analysis of historical data and future projections. The approximate risk-free interest rate was based on the implied yield available on U. S. Treasury issues with remaining terms equivalent to our expected option term. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

During 2015, we awarded 15,000 shares of restricted common stock to employees. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For the awards made to employees, such fair market value ranged from $1.95 to $2.40 per share

During 2015, we granted 57,911 options to purchase common stock to our Chief Financial Officer at a weighted average exercise price of $1.80 per share. This option grant was offered as an exchange for forfeiting 44,445 of unreleased restricted stock award that was originally awarded in May 2014. The following table illustrates the non-cash stock-based compensation expense recorded, net of amounts capitalized, during the years ended December 31, 2015 and 2014 by income statement classification:

	2015	2014
Cost of revenue	$9,000	$6,500
Selling and marketing expense	148,700	73,000
General and administrative expense	499,500	437,800
Research and development expense	100,300	75,700
	$757,500	$593,000

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

As of December 31, 2015 and 2014, all of the Company’s $31,600 and $647,300 Warrants Liability reported at fair value, respectively, was categorized as Level 3 inputs (see Note 8).

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and trade receivables. We place cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. As of December 31, 2015, we had approximately $1,559,900 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2014, the Company had approximately $1,316,600 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2015 and December 31, 2014, the Company considered the following to be its most significant customers:

	2015		2014
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
Centric Systems	5.0%	13.2%	4.3%	3.2%
Elosoft	10.9%	14.8%	5.7%	6.9%
IDS LLC	5.8%	-	4.2%	0.4%
KitASP	3.8%	16.1%	1.8%	0.0%
Raytheon	9.4%	1.6%	1.1%	0.0%
Thermo Lab Systems	2.9%	7.8%	4.4%	6.8%
Uniface	5.3%	1.9%	2.0%	0.8%
Xerox	3.3%	7.6%	2.1%	0.0%
Total	46.4%	63.0%	25.6%	18.1%

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2015 and 2014 along with the dollar and percentage changes from 2014 to 2015 in the respective line items.

	Year Ended December 31,		Increase (Decrease)
	2015	2014	Dollars	Percentage
Revenue
Software licenses	$2,330,000	$2,725,100	$(395,100)	(14.5)%
Software service fees	2,605,900	2,708,300	(102,400)	(3.8)%
Other	45,100	120,000	(74,900)	(62.4)%
Total Revenue	4,981,000	5,553,400	(572,400)	(10.3)%

Cost of revenue
Software service costs	169,500	203,200	(33,700)	(16.6)%
Software product costs	257,500	250,200	7,300	2.9%
Write-down of capitalized software development costs	182,400	-	182,400	N/A
Total Cost of revenue	609,400	453,400	156,000	34.4%
Gross profit	4,371,600	5,100,000	(728,400)	(14.3)%

Operating expenses
Selling and marketing	1,588,200	2,069,700	(481,500)	(23.3)%
General and administrative	3,136,600	3,333,800	(197,200)	(5.9)%
Research and development	4,224,000	4,911,400	(687,400)	(14.0)%
Total Operating expenses	8,948,800	10,314,900	(1,366,100)	(13.2)%
Loss from operations	(4,577,200)	(5,214,900)	637,700	(12.2)%

Other income (expense)
Change in fair value of warrants liability	190,300	1,624,300	(1,434,000)	(88.3)%
Interest and other income	1,400	1,100	300	27.3%
Interest and other expense	(1,900)	(1,300)	(600)	(46.2)%
Total other income (expense)	189,800	1,624,100	(1,434,300)	(88.3)%
Loss from operations before provision for income tax	(4,387,400)	(3,590,800)	(796,600)	22.2%
Provision for income taxes	3,700	3,100	600	19.4%
Net loss	$(4,391,100)	$(3,593,900)	$(797,200)	22.2%

Revenue.

Software Licenses

The table that follows summarizes software licenses revenue for the years ended December 31, 2015 and 2014, and calculates the change in dollars and percentage from 2014 to 2015 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software licenses	2015	2014	Dollars	Percentage
Windows	$1,742,800	$2,138,600	$(395,800)	(18.5)%
UNIX/Linux	587,200	586,500	700	0.1%
Total	$2,330,000	$2,725,100	$(395,100)	(14.5)%

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

The decrease in Windows software licenses revenue for the year ended December 31, 2015, as compared with the prior year, was primarily due to a combination of lower sell through to end users by stocking resellers as those resellers adjusted their pricing to absorb the weakening of their respective currencies versus the US dollar and a lower effective price for seats sold by the ISV stocking reseller which placed the large order in November 2014.

Software licenses revenue from our UNIX/Linux products during 2015 approximate same as 2014.

We expect aggregate GO-Global software license revenue in 2016 to be modestly lower than 2015 levels due to lower aggregate revenue from our stocking resellers and our European telecommunications customers. At the same time, we will seek to improve cash flow from the GO-Global business through cost control and other measures.

Software Service Fees

The table that follows summarizes revenue recognized derived from software service fees for the years ended December 31, 2015 and 2014, and calculates the changes in dollars and percentage from 2014 to 2015 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software service fees	2015	2014	Dollars	Percentage
Windows	$1,888,600	$1,930,400	$(41,800)	(2.2)%
UNIX/Linux	717,300	777,900	(60,600)	(7.8)%
Total	$2,605,900	$2,708,300	$(102,400)	(3.8)%

The slight decrease in software service fees revenue attributable to our Windows products during 2015, as compared with 2014, was primarily due to the timing of customer renewal of maintenance contracts during 2015.

The decrease in service fees revenue attributable to our UNIX products for 2015, as compared with 2014, was primarily the result of the lower level of our UNIX product sales throughout the current and prior year and a decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers, as discussed above.

We expect that software service fees for 2016 will be modestly lower than those for 2015, consistent with the modest decreases in GO-Global software license revenue.

Other

The decrease in other revenue for 2015, as compared with 2014, was primarily due to decrease in professional services and private labeling fees associated with our GO-Global ISV Partners.

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

Research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Consolidated Balance Sheet. Such capitalized costs are subsequently amortized to cost of revenue as a component of software product costs over the shorter of three years or the remaining estimated life of the products so capitalized. We capitalized $12,000 and $16,500 of software development costs during 2015 and 2014, respectively. Such costs were incurred in the development of hopTo, and were primarily comprised of employee costs and the cost of licenses to third party software used by hopTo. Amortization related to capitalized software development costs charged to costs of revenue was approximately $217,400 and $227,200 during 2015 and 2014, respectively. This amortization was separate from the impairment costs detailed below.

Cost of revenue for the year ended December 31, 2015 increased by $156,000, or 34.4%, to $609,400 from $453,000 for 2014. Cost of revenue represented 12.2% and 8.2% of total revenue for the years ended December 31, 2015 and 2014, respectively.

Software Service Costs - Software service costs decreased during 2015, as compared with 2014, as less time was spent on customer service issues, primarily due to the mature state of our GO-Global products. We anticipate that customer service costs will increase in 2016, as compared with 2015, as we release further commercial versions of hopTo and new versions of products within the GO-Global family.

Software Product Costs - The slight increase in software product costs for 2015, as compared with 2014, was due to amortization of hopTo capitalized software development costs which commenced in November of 2013.

Write-Down of Capitalized Software Development Cost - During 2015, Company wrote down the capitalized software development costs of $182,400. These costs were associated solely with the hopTo consumer product which we do not anticipate to monetize during the period in which these costs were scheduled to be amortized. These impairment costs are in addition to the amortization costs detailed above.

For the reasons outlined above, we expect 2016 costs of revenue to be lower than 2015 levels.

Selling and Marketing Expenses. Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expenses.

Selling and marketing expenses for the year ended December 31, 2015 decreased by $481,500, or 23.3%, to $1,588,200 from $2,069,700 in 2014. Selling and marketing expenses for the years ended December 31, 2015 and 2014 represented approximately 31.9% and 37.3% of total revenue, respectively. The decrease in selling and marketing expenses during 2015, compared to 2014, was due a decrease in advertising and promotional costs associated with our hopTo products as we have transitioned from consumer oriented product to a product targeted at businesses.

We expect to maintain our sales and marketing efforts in 2016 for hopTo Work, and for anticipated GO-Global releases at a level consistent with the second half of 2015; accordingly, we expect 2016 sales and marketing expenses be lower than 2015 levels.

General and Administrative Expenses. General and administrative expenses primarily consist of employee, amortization and depreciation, legal, accounting, other professional services (including those related to our patents, rent, travel and entertainment and insurance. Certain costs associated with being a publicly-held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses for the year ended December 31, 2015 decreased by $197,200, or 5.9%, to $3,136,600 from $3,333,800 for 2014. General and administrative expenses for the years ended December 31, 2015 and 2014 represented approximately 63.0% and 60.0% of total revenue, respectively.

The decrease in general and administrative expense for 2015, compared with 2014, was primarily due to lower legal expenses associated with activity related to our patents and other administrative matters such as investor relations.

In 2016, we intend to continue these cost controls and to benefit from lower rent expense associated with our new headquarters location. We therefore expect that our 2016 general and administrative costs will be slightly lower than those for 2015.

Research and Development Expenses. Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses, net of amounts capitalized, decreased by $687,400, or 14.0%, to $4,224,000 for the year ended December 31, 2015 from $4,911,400 in the prior year. Research and development expenses for the years ended December 31, 2015 and 2014 represented approximately 84.8% and 88.4% of total revenue, respectively.

During 2015 and 2014, we capitalized $12,000 and $16,500 of software development costs associated with the development of hopTo, respectively, which, had they not met the criteria for capitalization, would have otherwise been expensed.

The decrease in research and development expense is primarily due to lower employee costs associated with lower headcount as a result of reorganization of our hopTo team which was implemented during the three-month period ended June 30, 2014 and additional headcount reductions during 2015.

In 2016, we expect to maintain a level of research and development resource consistent with the levels of the second half of 2015 and to benefit from the lower rent expense associated with our new headquarters location. We therefore expect 2016 research and development expenses, net of capitalized software developments costs, to be lower than 2015 levels.

Change in Fair Value of Warrants Liability. During 2015 and 2014, we recognized a net change of $190,300 and $1,624,300 respectively, in the aggregate fair value of the warrant liability, net of amounts reclassified to equity (See Note 8 to Notes to Consolidated Financial Statements). The change in fair value of warrants liability was approximately 3.8% and 29.2% of total revenues for the years ended December 31, 2015 and 2014, respectively. Such amounts resulted from price changes in the market value for our common stock and can vary from period to period due to the exercise and/or issuance of warrants accounted for under the liability method. For further information regarding our Warrants Liability, see Note 8 to the Notes to Consolidated Financial Statements.

Income Taxes. For the years ended December 31, 2015 and 2014, we recorded a current tax provision for foreign subsidiary of approximately $3,700 and $3,100, respectively. At December 31, 2015, we had approximately $61.0 million of federal net operating loss carryforwards, which will begin to expire in 2018. Also at December 31, 2015, we had approximately $7.5 million of California state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2014. During the years ended December 31, 2015 and 2014, we did not utilize any of our federal and California net operating losses and have recorded a full valuation allowance against each of them.

At December 31, 2015, we had approximately $1.0 million of federal research and development tax credits, for which a full valuation allowance has been provided. Such tax credits will begin to expire in 2018.

Net Loss. As a result of the foregoing items, we reported a net loss of $4,391,100 for the year ended December 31, 2015, as compared with a net loss of $3,593,900 for 2014.

Liquidity and Capital Resources

Our reported net loss of $4,391,100 in 2015 included four significant non-cash items: depreciation and amortization of $334,800, which was primarily related to amortization of our capitalized software development costs; impairment of capitalized software development costs of $182,400; stock-based compensation expense of $757,500; and a gain in the change in value of our warrants liability of $190,300.

We invested $7,300 in capital expenditures and $12,000 in capitalized software development cost during 2015, primarily related to our new products development team in Campbell, California.

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

We believe that as a result of the expected introduction of new products slated for 2016, our revenue will increase. During 2016, we expect to continue to prioritize the investment of our resources into the development of various new products, and we expect that certain of these investments may ultimately be capitalized as software development costs. Further, due to our expected investments in new products and continued investments in intellectual property, we expect our cash outflow from operations to continue. Based on our cash on hand as of December 31, 2015, cash flow from our GO-Global business and the anticipation of revenue from our hopTo Work product, we believe that we will have sufficient capital resources to support our operational plans for the next twelve months. However, implementation of expansion plans for hopTo Work may require significant revenue from our hopTo Work product or new capital from issuances of debt or equity.

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

In the event that revenues from our current products or future products are not consistent with the levels assumed in our current operational plans and we are not able to secure new capital through issuances of debt or equity, we believe that we can reorganize our operations to continue to maintain our current business.

Cash

As of December 31, 2015, cash was $1,777,300 as compared with $1,557,100 as of December 31, 2014, an increase of $220,200, or 14.1%. The increase primarily resulted from the cash provided by the payment received in January 2015 for a $1.5 million stocking order from one of our GO-Global ISV resellers and cash received of $2,550,500 on July 28, 2015 as a result of the sale of shares of our commons stock in a private placement (the “2015 Private Placement”). These cash receipts were partially offset by consumption by our operations, as well as the investments we made in fixed assets, and employee costs, primarily associated with our new products development team.

Accounts Receivable, net

At December 31, 2015 and 2014, we had $434,900 and $2,211,300, respectively, in accounts receivable, net of allowances totaling $17,300 and $32,600, respectively. The decrease in net accounts receivable was primarily due to the collection of a $1.5 million stocking order from one of our GO-Global ISV stocking resellers. From time to time we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Stock Repurchase Program

During January 2008, our Board of Directors approved a stock repurchase program. Under this program, up to $1,000,000 may be used in repurchasing our stock; however, we are not obligated to repurchase any specific number of shares and the program may be suspended or terminated at our discretion. On November 18, 2015, our Board of Directors decided to terminate this program. We did not repurchase any shares under this plan during either 2015 or 2014, and at the time of termination, $782,600 was available for stock repurchases.

Working Capital

As of December 31, 2015, we had current assets of $2,351,400 and current liabilities of $3,514,400, which netted to a working capital deficit of $(1,163,000). Included in current liabilities was the current portion of deferred revenue of $2,467,000.

Commitments and Contingencies

The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space and is inclusive of our contractual commitments for our Campbell, California office, including the commitments under the lease amendment. The table assumes that we will occupy all currently leased facilities for the full term of each respective lease:

Year Ending December 31,
2016	$111,100
2017	114,300
2018	68,300
$293,700

Rent expense aggregated approximately $396,400 and $447,900 for the years ended December 31, 2015 and 2014, respectively.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the impact on our consolidated financial statements.

In November, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The ASU is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards and requires companies to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. Although ASU 2015-17 isn’t required for public companies to implement until fiscal years beginning after December 15, 2016 (and private companies until fiscal years beginning after December 15, 2017), early adoption is allowed. We have decided to adopt early and has classified all of its deferred tax assets and liabilities as noncurrent on the balance sheet. We early adopted ASU 2015-17 as the Company considers this change an improvement in the usefulness of information provided to users of the Company’s financial statements. The Company applied the standard prospectively and did not retrospectively adjust any prior periods. Retrospective adjustments were immaterial to the Company’s total current assets and the adoption had no impact on our results of operation.

In August 2015, FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606)” – Deferral of the Effective Date (“ASU 2015-14”). The purpose of this update is to defer the effective date of ASU 2014-09, detailed below, by one year. Therefore, ASU 2014-09 is now to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within such annual period.

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

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40).” Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in the update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We will evaluate the going concern considerations in this ASU, however, at the current period, we do not believe that the Company has met conditions which would subject its consolidated financial statements to additional disclosure.

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

In April 2014, FASB issued ASU No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)” (“ASU 2014-08”). The objective of ASU 2014-08 is to address issues in Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations,” that give rise to complexity and difficulties in practice. Generally, ASU 2014-08 is effective for discontinued operations that occur within annual periods beginning on or after December 31, 2014, and interim periods within those years. Early adoption is permitted, but only for discontinued operations that have not been reported in financial statements previously issued or available for issuance. We currently have no discontinued operations to report; consequently, adoption of ASU 2014-08 did not have a material impact on our results of operations, cash flows or financial position.

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

We have audited the accompanying consolidated balance sheets of hopTo Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of hopTo Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Macias Gini & O’Connell LLP
Walnut Creek, California
March 30, 2016

hopTo Inc.

Consolidated Balance Sheets

	As of December 31,
	2015	2014
Assets
Current Assets:
Cash	$1,777,300	$1,557,100
Accounts receivable, net of allowance for doubtful accounts of $17,300 and $32,600, respectively	434,900	2,211,300
Prepaid expenses and other current assets	139,200	98,100
Total Current Assets	2,351,400	3,866,500

Capitalized software development costs, net	20,800	408,700
Property and equipment, net	252,500	362,500
Other assets	109,000	139,700
Total Assets	$2,733,700	$4,777,400

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$385,200	$204,600
Accrued expenses	69,600	116,200
Accrued wages	557,300	665,700
Severance liability	5,900	—
Deferred rent	21,000	44,500
Capital lease	8,400	7,700
Deferred revenue	2,467,000	2,859,300
Total Current Liabilities	3,514,400	3,898,000

Long Term Liabilities:
Warrants liability	31,600	647,300
Deferred revenue	1,465,800	1,652,600
Deposit liability	81,400	—
Capital lease	6,800	15,200
Deferred rent	26,700	158,200
Total Liabilities	5,126,700	6,371,300

Commitments and contingencies (Note 12)

Shareholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,731,233 and 7,502,815 shares issued and outstanding, respectively	14,600	11,200
Additional paid-in capital	78,189,300	74,600,700
Accumulated deficit	(80,596,900)	(76,205,800)
Total Shareholders’ Deficit	(2,393,000)	(1,593,900)
Total Liabilities and Shareholders’ Deficit	$2,733,700	$4,777,400

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2015	2014
Revenue
Software licenses	$2,330,000	$2,725,100
Software service fees	2,605,900	2,708,300
Other	45,100	120,000
Total Revenue	4,981,000	5,553,400

Cost of revenue
Software service costs	169,500	203,200
Software product costs	257,500	250,200
Write-down of capitalized software development costs	182,400	—
Total Cost of Revenue	609,400	453,400

Gross Profit	4,371,600	5,100,000

Operating Expenses
Selling and marketing	1,588,200	2,069,700
General and administrative	3,136,600	3,333,800
Research and development	4,224,000	4,911,400
Total Operating Expenses	8,948,800	10,314,900

Loss from Operations	(4,577,200)	(5,214,900)

Other Income (Expense)
Change in fair value of warrants liability	190,300	1,624,300
Interest and other income	1,400	1,100
Interest and other expense	(1,900)	(1,300)
Total other income (expense)	189,800	1,624,100
Loss from operations before provision for income tax	(4,387,400)	(3,590,800)
Provision for income tax	3,700	3,100

Net loss	$(4,391,100)	$(3,593,900)

Loss per share – basic and diluted	$(0.52)	$(0.48)
Weighted Average Common Shares Outstanding – Basic and Diluted	8,437,390	7,440,173

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

	For the Years Ended December 31,
	2015	2014
Preferred stock - shares outstanding
Beginning balance	—	—
Ending balance	—	—
Common stock - shares outstanding (Post Reverse Split)
Beginning balance	7,502,814	6,567,375
Private placement of stock and warrants	2,105,919	753,333
Employee stock option issuances	6,000	17,121
Exercise of warrants	—	66,667
Vesting of restricted stock awards	116,500	98,319
Ending balance	9,731,233	7,502,815
Common stock – amount
Beginning balance	$11,200	$9,800
Par value of shares issued in private placement	3,200	1,200
Vesting of restricted stock awards	200	100
Exercise of warrants	—	100

Ending balance	$14,600	$11,200
Additional paid-in capital
Beginning balance	$74,600,700	$71,697,300
Stock-based compensation expense	757,500	593,000
Company payment of employee taxes for stock-based compensation	(11,900)	(6,400)
Proceeds from exercise of employee stock options	4,900	47,800
Proceeds from exercise of warrants	—	259,900
Proceeds from private placement of common stock and warrants, net of par value of shares issued	2,547,300	3,388,800
Cost of private placement of common stock and warrants	(116,400)	(20,000)
Allocation of proceeds from common stock and warrants to warrants liability	—	(1,356,000)
Accretion of compensation expense, net of forfeitures– consultant warrants	—	(3,600)
Reclassification of warrants liability to equity (2014 PIPE)	407,300	—
Other rounding	(100)	(100)
Ending balance	$78,189,300	$74,600,700
Accumulated deficit
Beginning balance	$(76,205,800)	$(72,611,900)
Net loss	(4,391,100)	(3,593,900)
Ending balance	$(80,596,900)	$(76,205,800)

Total Shareholders’ Deficit	$(2,393,000)	$(1,593,900)

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements Of Cash Flows

	For the Years Ended December 31,
	2015	2014
Cash Flows Provided By (Used In) Operating Activities:
Net loss	$(4,391,100)	$(3,593,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	334,800	385,000
Write-down of capitalized software development costs	182,400	-
Stock based compensation expense	757,500	593,000
Company payments of employee taxes for stock-based compensation	(11,900)	(6,400)
Revenue deferred to future periods	3,114,200	5,421,800
Recognition of deferred revenue	(3,693,300)	(4,159,000)
Change in allowance for doubtful accounts	(15,300)	(9,400)
Change in fair value of derivative instruments - warrants	(190,300)	(1,624,300)
Accretion of warrants liability for consulting services	(18,100)	(64,200)
Accretion of equity warrants for consulting services	—	(3,600)
Interest accrued for capital lease	1,700	—
Changes in severance liability	5,900	(62,900)
Changes in deferred rent	(155,000)	(19,700)
Changes in operating assets and liabilities:
Accounts receivable	1,791,700	(1,390,200)
Prepaid expenses and other current assets	(300)	(46,600)
Other long term assets	(10,000)	200
Accounts payable	150,600	(101,000)
Accrued expenses	(46,600)	78,800
Accrued wages	(108,400)	103,600
Deposit Liability	81,400	—
Net Cash Used In Operating Activities	(2,220,100)	(4,498,800)
Cash Flows Used In Investing Activities:
Capitalized software development costs	(12,000)	—
Capital expenditures	(7,300)	(50,600)
Net Cash Used In Investing Activities	(19,300)	(50,600)
Cash Flows Provided By (Used In) Financing Activities:
Proceeds from exercise of employee stock options	4,900	47,800
Proceeds from exercise of warrants	—	260,000
Proceeds from private placement of common stock and warrants	2,550,500	3,390,000
Cost associated with private placement of common stock and warrants	(86,400)	(20,000)
Payments for capital lease	(9,400)	(2,000)
Net Cash Provided By Financing Activities	2,459,600	3,675,800
Net Decrease in Cash	220,200	(873,600)
Cash, beginning of year	1,557,100	2,430,700
Cash, end of year	$1,777,300	$1,557,100

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

hopTo Inc., and its subsidiaries (the “Company”) is a developer of software productivity products for mobile devices such as tablets and smartphones, and application publishing software solutions. Its newest product line, which is called hopTo, was originally marketed to consumers and is now also marketed to small and medium sized businesses and enterprise level customers under the name hopTo Work. hopTo provides mobile end-users with a productivity workspace for their mobile devices that allows users to manage, share, view, and edit their documents, regardless of where they are stored. The Company launched the first public release of hopTo through Apple’s App Store on April 15, 2013. This release was targeted at Apple’s tablet devices, the iPad and the iPad Mini. The Company also launched the first commercial version of hopTo through Apple’s App Store on November 14, 2013. On November 10, 2014, we launched the first version of hopTo Work, a version of the hopTo workspace made available to businesses for a fee. hopTo Work expands upon the core capabilities of hopTo by providing mobile access to applications that businesses rely on for their daily operations. Future releases will be targeted at other devices such as Apple’s iPhone, as well as competing devices such as those based on Google’s Android platform.

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

On January 27, 2016, we filed an amendment of our Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-15 reverse stock split of our common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the stock market upon commencement of trading on January 28, 2016. As a result of the Reverse Stock Split, every fifteen shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split, and cash paid to stockholders for potential fractional shares was insignificant. The number of shares of common stock subject to outstanding options, restricted stock units, warrants and convertible securities were also reduced by a factor of fifteen as of January 27, 2016. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

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

Cash Equivalents. The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2015 or 2014.

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

Software Development Costs. Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company capitalized $12,000 and $16,500 of costs meeting the criteria incurred during 2015 and 2014, respectively. Such capitalized costs are subsequently amortized as costs of revenue over the shorter of three years or the remaining estimated useful life of the product. Amortization of capitalized computer software development costs is included in the product cost under cost of revenue in the consolidated statements of operations. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value (see Note 3).

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

Certain resellers (“stocking resellers”) purchase product licenses that they hold in inventory until they are resold to the ultimate end-user (an “inventory stocking order”). At the time that a stocking reseller places an inventory stocking order, no product licenses are shipped by the Company to the stocking reseller rather, the stocking reseller’s inventory is credited with the number of licenses purchased and the stocking reseller can resell (issue) any number of licenses from their inventory at any time. Upon receipt of an order to issue one or more licenses from a stocking reseller’s inventory (a “draw down order”), the Company will ship the licenses(s) in accordance with the draw down order’s instructions. The Company defers recognition of revenue from inventory stocking orders until the underlying licenses are sold and shipped to the end user, as evidenced by the receipt and fulfillment of the stocking reseller’s draw down order, assuming all other revenue recognition criteria have been met.

There are no rights of return granted to purchasers of the Company’s software products.

Revenue is recognized from maintenance contracts ratably over the related contract period, which generally ranges from one to five years.

All of the Company’s software licenses are denominated in U.S. dollars.

Deferred Rent. The leases for both the Company’s current office in Campbell, California and the subleased former office in Campbell, California contain free rent and predetermined fixed escalations in our minimum rent payments (See Note 12). Rent expense related to these leases is recognized on a straight-line basis over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases is recorded as part of deferred rent in current or long-term liabilities, as appropriate. The monthly rent payments due to the Company for the sublease of the office at 1919 S. Bascom Avenue fully offsets the rent payments due under the Company’s lease for that space.

Incentives received upon entering into the lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. The unamortized portion of these incentives are recorded as a part of deferred rent in current or long-term liabilities, as appropriate.

Post-employment Benefits (Severance Liability). Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During 2015 and 2014, we recorded $42,100 and $48,100 of severance expense, respectively, as a result of a separation and release agreement we entered into with a former vice president-level employee (See Note 6). An aggregate $5,900 and $0 is reported as a severance liability at December 31, 2015 and 2014, respectively.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. Such allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. The following table illustrates the details of the Allowance for Doubtful Accounts for the years ended December 31, 2015 and 2014:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2015	$32,600	$—	$—	$(15,300)	$17,300
2014	$42,000	$—	$—	$(9,400)	$32,600

Income Taxes. In accordance with FASB ASC 740-10-05, “Income Taxes,” the Company performed a comprehensive review of uncertain tax positions as of December 31, 2015. In this regard, an uncertain tax position represents the expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

The Company and one or more of its subsidiaries are subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. The Company and its subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2011. There are no tax examinations currently underway for any of the Company’s or its subsidiaries’ tax returns for years subsequent to 2010.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amount for the payment of interest or penalties related to any uncertain tax positions at either December 31, 2015 or 2014, as its review of such positions indicated that such potential positions were minimal.

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

As of December 31, 2015 and 2014, all of the Company’s $31,600 and $647,300 Warrants Liability reported at fair value, respectively, were categorized as Level 3 inputs (see Note 8).

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

Long-Lived Assets. Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate. Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During 2015, we determined that there was an impairment of $182,400 associated with certain capitalized software development expense (see Note 3). No such impairment charges were recorded during the year ended December 31, 2014.

Loss Contingencies. The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted. No such loss contingency was recorded during the year ended December 31, 2015.

Stock-Based Compensation. The Company applies the fair value recognition provisions of FASB ASC 718-10, “Compensation – Stock Compensation.”

Valuation and Expense Information Under FASB ASC 718-10

The Company recorded stock-based compensation expense of $757,500 and $593,000 in the years ended December 31, 2015 and 2014, respectively. No expense was capitalized related to software development. As required by FASB ASC 718-10, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

During 2015, we awarded 15,000 shares of restricted common stock to employees. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For these awards, such fair market value ranged from $1.95 to $2.40 per share.

During 2015, we granted 57,911 options to purchase common stock to our Chief Financial Officer at an exercisable price of $1.80 per share. This option grant was offered as an exchange for forfeiting 44,445 of unreleased stock award that was originally awarded in May 2014.

For all options granted during 2015 and 2014, the Company set the exercise price equal to the closing fair market value of the Company’s common stock as of the date of grant.

The following table illustrates the non-cash stock-based compensation expense recorded during the years ended December 31, 2015 and 2014 by income statement classification:

	2015	2014
Cost of revenue	$9,000	$6,500
Selling and marketing expense	148,700	73,000
General and administrative expense	499,500	437,800
Research and development expense	100,300	75,700
	$757,500	$593,000

The Company estimated the fair value of each option grant made during the years ended December 31, 2015 and 2014 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2015	2014
Estimated volatility	103%	96% - 126%
Annualized forfeiture rate	0%	0% - 6.0%
Expected option term (years)	10.00	0.03 - 10.00
Estimated exercise factor	15.0	1.5 - 15.0
Approximate risk-free interest rate	0.74%	0.03% - 1.06%
Expected dividend yield	—	—

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

Earnings Per Share of Common Stock. FASB ASC 260-10, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and unreleased (unvested) restricted stock awards in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2015 and 2014, 2,224,195 and 2,385,152 shares of common stock equivalents were excluded from the computation of diluted earnings per share, respectively, since their effect would be antidilutive.

Comprehensive Loss. FASB ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. The individual components of comprehensive income (loss) are reflected in the consolidated statement of operations. For the years ended December 31, 2015 and 2014, there were no changes in equity (net assets) from non-owner sources.

Recent Accounting Pronouncements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

In November, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The ASU is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards and requires companies to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. Although ASU 2015-17 isn’t required for public companies to implement until fiscal years beginning after December 15, 2016 (and private companies until fiscal years beginning after December 15, 2017), early adoption is allowed. We have decided to adopt early and has classified all of its deferred tax assets and liabilities as noncurrent on the balance sheet. We early adopted ASU 2015-17 as the Company considers this change an improvement in the usefulness of information provided to users of the Company’s financial statements. The Company applied the standard prospectively and did not retrospectively adjust any prior periods. Retrospective adjustments were immaterial to the Company’s total current assets and the adoption had no impact on our results of operation.

In August 2015, FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606)” – Deferral of the Effective Date (“ASU 2015-14”). The purpose of this update is to defer the effective date of ASU 2014-09, detailed below, by one year. Therefore, ASU 2014-09 is now to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within such annual period.

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

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40).” Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in the update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We will evaluate the going concern considerations in this ASU, however, at the current period, we do not believe that the Company has met conditions which would subject its consolidated financial statements to additional disclosure.

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

In April 2014, FASB issued ASU No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)” (“ASU 2014-08”). The objective of ASU 2014-08 is to address issues in Subtopic 205-20, “Presentation of Financial Statements – Discontinued Operations,” that give rise to complexity and difficulties in practice. Generally, ASU 2014-08 is effective for discontinued operations that occur within annual periods beginning on or after December 31, 2014, and interim periods within those years. Early adoption is permitted, but only for discontinued operations that have not been reported in financial statements previously issued or available for issuance. We currently have no discontinued operations to report; consequently, adoption of ASU 2014-08 did not have a material impact on our results of operations, cash flows or financial position.

3. Capitalized Software Development Costs

Capitalized software development costs as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Software development costs	$518,800	$1,135,900
Accumulated amortization	(498,000)	(727,200)
	$20,800	$408,700

During 2015 and 2014, we capitalized $12,000 and $16,500, respectively, of software development costs associated with hopTo. Such costs were the cost of licenses to third party software used by hopTo.

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $217,500 and $227,200 during the years ended December 31, 2015 and 2014, respectively.

During 2015, we determined that an impairment of $182,400 existed with certain capitalized software development costs associated with our hopTo consumer product and recognized that cost as part of cost of revenue.

4. Property and Equipment

Property and equipment as of December 31, 2015 and 2015 consisted of the following:

	2015	2014
Equipment	$313,700	$306,400
Furniture & fixture	233,900	233,900
Leasehold improvements	167,600	167,600
	715,200	707,900
Less: accumulated depreciation and amortization	462,700	345,400
	$252,500	$362,500

Aggregate property and equipment depreciation expense for the years ended December 31, 2015 and 2014 was $117,300 and $157,800, respectively. During 2015, we capitalized $7,300 cost of equipment. During 2015, we did not retire any assets. During 2014, we capitalized the following costs: equipment; $35,700, furniture; $14,900, and leasehold improvements; $167,600. During 2014, we retired the following asset costs related to assets that were no longer in service as of September 30, 2014: equipment; $972,900, furniture; $213,400, and leasehold improvements; $147,500. All of the assets retired were either fully depreciated or amortized at the time of their respective retirement.

5. Accrued Expenses

Accrued expenses as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
Consulting services	$40,200	$77,300
Franchise tax	3,200	3,200
Software and subscription fees	4,900	15,900
Other	21,300	19,800
	$69,600	$116,200

6. Severance Liability

In August of 2015 we agreed to provide a terminated employee a lump sum payment $15,000 and six months of medical coverage payments which will end March 2, 2016.

As of December 31, 2015 $5,900 remained outstanding associated with this severance liability.

In July of 2014 we agreed to provide a terminated employee a lump sum salary payment and 4 months of medical coverage payments which ended December 31, 2014.

As of December 31, 2014 $0 remained outstanding associated with these severance liabilities.

The following table summarizes the salary continuation and medical coverage payments during the period ended December 31, 2015.

	Compensation	Medical Coverage	Total
Balance at December 31, 2014	$—	—	$—
Separation agreement entered into in 2015	—	17,700	17,700
Accrued interest	—	—	—
Payments	—	(11,800)	(11,800)
Balance at December 31, 2015	$—	$5,900	$5,900

	Compensation	Medical Coverage	Total
Balance at December 31, 2013	$62,900	—	$62,900
Separation agreement entered into in 2015	37,500	10,600	48,100
Accrued interest	1,700	—	1,700
Payments	(102,100)	(10,600)	(112,700)
Balance at December 31, 2014	$—	—	$—

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

On August 24, 2015, we entered into a new office lease for our corporate headquarters in Campbell, California which became effective on October 1, 2015, is better suited to our California operations and results in significant monthly savings. We were required to pre-pay a portion of the lease commitment in the form of a deposit which was recorded as deferred rent during 2015.

As of December 31, 2015 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$(18,700)	$(46,100)	$(64,800)
Deferred rent benefit	39,700	72,800	112,500
	$21,000	$26,700	$47,700

As of December 31, 2014 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$4,800	$45,700	$50,500
Deferred rent benefit	39,700	112,500	152,200
	$44,500	$158,200	$202,700

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

8. Liability Attributable to Warrants

On January 7, 2014, we entered into a securities purchase agreement (the “SPA”) with a limited number of institutional investors, pursuant to which we issued and sold for cash an aggregate 753,333 shares of our common stock at a purchase price of $4.50 per share (See Note 9) (the “2014 Transaction”). We also issued warrants to the investors for no additional consideration to purchase an aggregate 376,667 shares of our common stock at an exercise price of $6.00 per share from January 7, 2014 through January 7, 2019.

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

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants. The exercise price for warrants issued in conjunction with a 2011 transaction, including those issued to the placement agent, was either $3.00 or $3.90 per share, and was $3.90 per share for the warrants issued to ipCapital. The warrants issued to the placement agent included anti-dilution provisions for repricing of the warrants in the event that future issuances of stock by hopTo met certain conditions. The 2015 Transaction (Note 9) met those conditions and resulted in the placement agent warrants being repriced from $3.00 and $3.90 to $2.55 and $3.30, respectively.

We used a binomial pricing model to determine the fair value of our warrants liability as of December 31, 2015 and 2014, the balance sheet dates, respectively, using the following assumptions:

For the Year Ended December 31, 2015

Warrants	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	104% - 132%	—	1.61 – 0.68	3.5	0.26% - 0.47%	—

ipCapital	105% - 127%	—	1.79 – 0.79	4.0	0.26% - 0.54%	—

For the Year Ended December 31, 2014

Warrants	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	91% - 104%	—	2.67 – 1.69	3.5	0.41% - 0.56%	—
2014 Private Placement	114% - 157%	—	5.00 - 4.08	3.5	1.35% - 1.69%	—
ipCapital	92% - 127%	—	3.79 – 1.81	4	0.43% - 0.61%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2015:

Warrants liability – December 31, 2014 fair value	$647,300
Change in fair value of warrant liability recorded in other income	(190,300)
Change in fair value of warrant liability recorded in general and administrative expense	(18,100)
Reclassification of 2014 PIPE Warrant to Equity	(407,300)
Warrants liability – December 31, 2015 fair value	$31,600

The following tables reconcile the number of warrants outstanding for the periods indicated:

	For the Year Ended December 31, 2015
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	686,833	—		—	686,833
2014 Transaction	376,667	—	—	—	376,667
ipCapital	26,667	—	—	—	26,667
Exercise Agreement	300,000	—	—	—	300,000
Consultant Warrant	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,411,619	—	—	—	1,411,619

During the year ended December 31, 2015, our warrants liability was reduced by $407,300 as a result of the above mentioned reclassification of 2014 PIPE from liability warrant to equity. The aggregate reduction in the liability was $615,700. See Note 14.

	For the Year Ended December 31, 2014
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	753,500	—	(66,667)	—	686,833
2014 Transaction	—	376,667	—	—	376,667
ipCapital	26,667	—	—	—	26,667
Exercise Agreement	300,000	—	—	—	300,000
Consultant Warrant (1)	20,833	—	—	(9,548)	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,111,167	376,667	(66,667)	(9,548)	1,411,619

(1)	Effective September 18, 2013, we entered into a consulting agreement with Genesis Select to provide us with a variety of investor relations services. As part of their compensation, we issued to them a warrant to purchase 312,500 shares of our common stock at an exercise price of $0.50 per share. The warrant will vest, monthly, over the initial twelve-month service period of the contract, assuming that the agreement remains in-force, with the first vesting having occurred on October 18, 2013. The warrant is substantially similar in nature to those issued in the warrant amendment, discussed above, thus; the warrant is accounted in equity and is not included as a component of our warrants liability as of December 31, 2013. We used the following assumptions in a binomial pricing model to calculate the fair value of the warrant issued to Genesis: estimated volatility 181%; expected term 4.96 years; estimated exercise factor 4, risk free interest rate 1.41%; and dividends 0. Expense associated with this warrant is recognized as a component of general and administrative expense over the one-year vesting term of the warrant.

Effective April 11, 2014, we cancelled our consulting agreement with Genesis Select. Under the terms of the agreement, 169,273 of the warrants that had been issued the firm had vested as of the effective cancellation date.

9. Stockholders’ Equity

Common Stock

On July 24, 2015 we entered into a securities purchase agreement and subscription agreement, pursuant to which we issued and sold for cash an aggregate of 2,105,919 shares of our common stock at a purchase price of $1.21 per share. We derived gross proceeds of $2,550,500 from this placement.

During 2015, we granted 57,911 options to purchase common stock to our Chief Financial Officer at a weighted average exercise price of $1.80 per share.

During 2015, we awarded 15,000 shares of restricted common stock to employees. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For the awards made to employees, such fair market value ranged from $1.95 to $2.40 per share.

On January 7, 2014, we issued and sold for cash an aggregate 753,333 shares of our common stock at a purchase price of $4.50 per share in the 2014 Transaction that resulted in gross proceeds of $3,390,000 (See Note 4).

Gross cash proceeds	$3,390,000
Less: gross proceeds allocated to warrants liability – investors	(1,356,000)
Gross proceeds allocated to additional paid-in capital and common stock	2,034,000
Less: cash issuance costs – legal fees	(20,000)
Recorded in additional paid-in capital and common stock	$2,014,000

In conjunction with the 2014 Transaction, we recorded a warrant liability of $1,356,000 as of January 7, 2014 on our Balance Sheet (See Note 8).

During 2014, the Company granted 160,000 options to purchase common stock to three directors and our Chief Executive Officer at a weighted average exercise price of $2.40 per share, and 3,333 to employees at an exercise price of $1.95 per share. We repriced stock options of 20,000 shares from exercised price $5.55 per share to $2.40 per share and 46,667 shares from $5.55 per share to $1.80 per share for two directors. Also, the Company issued 17,121 shares of common stock as a result of the exercise of employee stock options, at an average exercise price of $2.85 per share, which resulted in $3,187 of proceeds to the Company.

During 2014, the Company awarded 291,300 shares of restricted common stock to employees, and 167 to a consultant. Restricted shares vest ratably over a 33-month period commencing in the fourth month after the grant date. Upon a grantee’s termination of service to us prior to full vesting any unvested shares will be cancelled. The fair market value of the awards made to employees ranged from $1.65 to $5.10 per share, and the fair market value of the awards made to consultant at $3.00.

During 2014, the Company issued 66,667 shares of common stock as a result of the exercise of warrants, at an average exercise price of $3.90, which resulted in $260,000 of proceeds to the Company.

Stock Repurchase Program

During the years ended December 31, 2015 and 2014, the Company did not repurchase any of its common stock under the terms of its Board-approved $1,000,000 stock repurchase program (“stock repurchase program”). On November 18, 2015, our Board of Directors decided to terminate this program. At the time of termination, approximately $782,600 remained available for future purchases under this program.

Stock-Based Compensation Plans

Active Plans

2012 Equity Incentive Plan. In November 2012, the Company’s 2012 Equity Incentive Plan (the “12 Plan”) was approved by the stockholders. Pursuant to the terms of the 12 Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (sometimes referred to individually or collectively as “awards”) may be granted to officers and other employees, non-employee directors and independent consultants and advisors who render services to the Company. The Company is authorized to issue options to purchase up to 643,797 shares of common stock, stock appreciation rights, or restricted stock in accordance with the terms of the 12 Plan.

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

During the year ended December 31, 2015, options to purchase 57,911 shares of common stock, with a weighted average grant date fair value of $1.80, were granted under the 12 Plan, 15,000 shares of restricted common stock, with a weighted average grant date fair value of $2.35 were granted, no options had been exercised and 189,609 shares of common stock remained available for issuance under the 12 Plan.

No options previously issued under the 12 Plan were exercised during the year ended December 31, 2015.

Grant to Consultant. In 2015 and 2014, the Company made a grant to consultants of 0 and 167 shares of restricted common stock, with a grant date fair value of $3.00 per share. The terms of the grant were substantially similar to those that would apply to grants made from the 12 Plan.

Inactive Plans

The following table summarizes options outstanding as of December 31, 2015 and 2014 that were granted from stock based compensation plans that are inactive. As of December 31, 2015 such plans can no longer grant options.

		Options Outstanding
	Year	Beginning of Year	Granted	Exercised	Cancelled	End of Year
2008 Stock Option Plan	2015	430,000	—	(6,000)	(28,455)	395,545
2005 Equity Incentive Plan	2015	17,333	—	—	(3,333)	14,000
Supplemental Stock Option Agreement	2015	333	—	—	—	333
		447,666	—	(6,000)	(31,788)	409,878

2008 Stock Option Plan	2014	641,255	—	(16,455)	(194,800)	430,000
2005 Equity Incentive Plan	2014	64,833	—	(667)	(46,833)	17,333
1998 Stock Option/Stock Issuance Plan	2014		—		—	—
Supplemental Stock Option Agreement	2014	333	—	—	—	333
		706,421	—	(17,122)	(241,633)	447,666

Summary – All Plans

A summary of the status of all of the options outstanding under all of the Company’s stock option plans, and non-plan grants to consultants, as of December 31, 2015 and 2014, and changes during the years then ended, is presented in the following table:

	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning	685,867	$2.70	801,289	$3.15
Granted	57,911	$1.80	230,000	$2.10
Exercised	(6,000)	$0.79	(17,121)	$2.85
Forfeited or expired	(31,788)	$3.26	(328,301)	$3.60
Ending	705,990	$2.63	685,867	$2.70
Exercisable at year-end	705,990	2.63	685,867	$2.70
Vested or expected to vest at year-end	704,763	$2.64	676,299	$2.70
Weighted average fair value of options granted during the period		$2.63		$2.70

As of December 31, 2015 and 2014, of the options exercisable, 526,648 and 414,184 were vested, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75-$1.80	104,111	7.10	$1.35	58,789	$1.01
$1.82-$1.82	93,333	8.42	$1.82	37,475	$1.82
$2.06-$2.40	73,000	6.67	$2.28	70,778	$2.29
$2.48-$2.48	7,333	1.04	$2.48	7,333	$2.48
$2.54-$2.54	113,333	8.92	$2.54	37,778	$2.54
$2.55-$3.00	80,667	6.04	$2.71	80,667	$2.71
$3.03-$3.30	45,600	5.32	$3.08	45,600	$3.08
$3.45-$3.45	106,412	5.83	$3.45	106,412	$3.45
$4.20-44.20	80,000	5.69	$4.20	80,000	$4.20
$5.70-$6.88	2,201	5.97	$6.38	1,816	$6.32
$0.75-$6.68	705,990	6.87	$2.63	526,648	$2.81

As of December 31, 2015, there were outstanding options to purchase 705,990 shares of common stock with a weighted average exercise price of $2.63 per share, a weighted average remaining contractual term of 6.87 years and an aggregate intrinsic value of $4,710. Of the options outstanding as of December 31, 2015, 526,648 were vested, 178,114 were estimated to vest in future periods and 1,228 were estimated to be forfeited or to expire in future periods.

As of December 31, 2015, there was approximately $165,200 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately twelve months.

During 2015, the Company awarded 15,000 shares of restricted common stock, which vest ratably, over a 33-month period; however, no shares vest until after three months from the date of the restricted stock award. The Company includes the common stock underlying the restricted stock award in shares outstanding once the common stock underlying the restricted stock award has vested and the restriction has been removed (“releases” or “released”).

A summary of the status of all of the Company’s unreleased restricted stock awards as of December 31, 2015 and 2014 and changes during the years then ended, is summarized in the following table.

	2015		2014
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning unreleased	287,666	$2.66	262,562	$4.20
Awarded	15,000	$2.35	291,467	$2.46
Released	(116,500)	$3.09	(98,319)	$3.75
Forfeited	(79,580)	$2.42	(168,044)	$3.75
Ending unreleased	106,586	$2.31	287,666	$2.70

Of the restricted stock awards unreleased at December 31, 2015, 77,062 were estimated to be released in future periods and 29,524 were estimated to be forfeited in future periods. The aggregate fair market value of the unreleased restricted stock awards at December 31, 2015, based on the closing price of our stock as of such date of $0.90 was $95,900.

As of December 31, 2015, there was approximately $213,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately two years.

10. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2015 and 2014 consisted of the following:

	2015	2014
Current
Federal	$—	$—
State	—	—
Foreign	3,700	3,100
	$3,700	$3,100
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$3,700	$3,100

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34% for the years ended December 31, 2015 and 2014:

	2015	2014
Federal income tax (benefit) at statutory rate	$(1,491,600)	$(1,217,600)
State income tax (benefit) at statutory rate	(8,100)	(5,600)
Foreign tax rate differential	700	5,100
Compensation from exercise of non-qualified stock options and restricted stock awards	3,400	2,100
SBC – NQ cancellations	23,500	151,500
Change in valuation allowance	1,469,900	1,530,100
Warrant liability	(65,100)	(548,400)
Meals and entertainment (50%)	7,700	11,600
Tax rate changes	(2,500)	(1,000)
Other items	65,800	75,300
Provision (benefit) for income tax	$3,700	$3,100

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2015 and 2014:

	2015	2014
Net operating loss carryforwards	$21,032,900	$19,483,000
Tax credit carryforwards	1,047,300	1,047,000
Depreciation and amortization	(20,400)	55,000
Compensation expense – non-qualified stock options	729,500	588,000
Deferred revenue and maintenance service contracts	1,344,400	1,541,000
Warrant liability	800	7,000
Reserves and other	157,300	217,000
Total deferred tax assets	24,291,800	22,938,000
Deferred tax liability – capitalized software	(3,900)	(120,000)
Net deferred tax asset	24,287,900	22,818,000
Valuation allowance	(24,287,900)	(22,818,000)
Net deferred tax asset	$—	$—

For financial reporting purposes, with the exception of the year ended December 31, 2007, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2015 and 2014. The net change in the valuation allowance was $(1,469,900) and $(1,530,100) for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015, the Company had approximately $61.0 million of federal net operating loss carryforwards and approximately $7.3 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carry forward will begin to expire in 2018 and the California state loss carry forward will begin to expire in 2014. During the years ended December 31, 2015 and 2014, the Company did not utilize any of its federal or California net operating losses. Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period.

At December 31, 2015, the Company had approximately $1 million of federal research and development tax credits that will begin to expire in 2018.

11. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2015, the Company had approximately $1,559,900 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2014, the Company had approximately $1,316,600 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2015 and December 31, 2014, the Company considered the following to be its most significant customers:

	2015		2014
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
Centric Systems	5.0%	13.2%	4.3%	3.2%
Elosoft	10.9%	14.8%	5.7%	6.9%
IDS LLC	5.8%	-	4.2%	0.4%
KitASP	3.8%	16.1%	1.8%	0.0%
Raytheon	9.4%	1.6%	1.1%	0.0%
Thermo LabSystems	2.9%	7.8%	4.4%	6.8%
Uniface	5.3%	1.9%	2.0%	0.8%
Xerox	3.3%	7.6%	2.1%	0.0%
Total	46.4%	63.0%	25.6%	18.1%

The Company performs credit evaluations of customers’ financial condition whenever necessary, and does not require cash collateral or other security to support customer receivables.

12. Commitments and Contingencies

Operating Leases.

On August 24, 2015, we entered into a new office lease for our corporate headquarters in Campbell, California which became effective on October 1, 2015, is better suited to our California operations and results in significant monthly savings. The term of this lease is from October 1, 2015 through September 30, 2018.

On February 1, 2014, we had previously relocated our corporate offices to a larger suite within our landlord’s office complex on South Bascom Avenue in Campbell, California. We are currently leasing 10,659 square feet under a five-year lease that, unless renewed, will expire in October 2018.

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

The following table sets forth the net minimum lease payments we will be required to make throughout the remainder of these leases:

Year Ending December 31,
2016	$111,100
2017	114,300
2018	68,300
$293,700

Rent expense aggregated approximately $396,400 and $477,940 for the years ended December 31, 2015 and 2014, respectively.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2015.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2015.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will operate substantially as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties and has no liabilities recorded for these agreements as of December 31, 2015.

Employment Agreement – Eldad Eilam

On August 21, 2013, our Board of Directors and Compensation Committee approved a new employment agreement for Eldad Eilam, our President and Chief Executive Officer. Under the employment agreement, Mr. Eilam will receive an annual base salary of $275,000 and will be eligible for a performance-based bonus in the discretion of our Compensation Committee. For 2015, Mr. Eilam is eligible for a bonus of up to $75,000. The employment agreement modified the vesting provisions of restricted shares and stock options that had previously been awarded to Mr. Eilam. Under such modified vesting provisions, which previously only accelerated in connection with a termination without cause and only in certain specified change of control situations, if Mr. Eilam’s employment is terminated as a result of death or disability, by the Company without cause, or by Mr. Eilam for good reason, or following a change in control, then all of Mr. Eilam’s unvested restricted shares and stock options shall immediately vest.

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

13. Employee 401(k) Plan

In December 1998, the Company adopted a 401(k) Plan (the “Plan”), to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2015 and 2014, the Company contributed a total of approximately $44,000 and $60,200, to the Plan, respectively.

14. Supplemental Disclosure of Cash Flow Information

The following table presents supplemental disclosure information for the statements of cash flows for the years ended December 31, 2015 and 2014:

	2015	2014
Cash Paid:
Income Taxes (1)	$4,400	$3,400
Interest	—	—

(1) All such disbursements were for the payment of foreign income taxes.

During 2015, we incurred $182,400 of impairment loss from writing down certain capitalized software development cost that were associated with our consumer products.

During 2015, the Company reduced its warrants liability by $615,700, of which $208,400 was recorded in the Consolidated Statement of Operations.

During 2015, we incurred $116,400 of issuance cost for our 2015 Transaction funding for which $30,000 of cash was not disbursed.

During 2015, we reclassed our short-term security deposit for our Campbell Avenue lease of $40,700 from non-current other assets to prepaid.

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

For the years ended December 31, 2015 and 2014, there were no services performed, additional charges incurred or payments made to ipCapital under the agreement.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 26,667 shares of our common stock at an initial price of $3.90 per share. Half of the warrant (13,333 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The first, second, and third vesting installments occurred on October 11, 2012, 2013, and 2014. The remaining 13,333 shares became fully vested upon the completion to our satisfaction of all services that we requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services.

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock; thus, we will accrete the fair value of the warrant as a liability over the anticipated service period. Additionally, in accordance with the liability method of accounting, we will re-measure the fair value of the then-outstanding warrant at each future balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 8) We recognized $(18,100) and $(64,200) as a component of general and administrative expense during the years ended December 31, 2015 and 2014, respectively, resulting from the change in fair value.

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

The agreement is effective as of February 4, 2013, and will end 18 months after we or ipCLC served 60 days written notice of termination to the other party (with earlier termination possible in the event of a material breach). The agreement provides for customary confidentiality undertakings, limitations on ipCLC’s total liability and mutual indemnification provisions.

We paid no compensation to ipCLC under the terms of the IP Brokerage Agreement during the years ended December 31, 2015 and 2014, respectively and no amounts were due ipCLC under its terms as of December 31, 2015.

We believe the terms of the agreement are fair and reasonable to us and are at least as favorable as those that could be obtained on an arms’ length basis.

16. Segment Information

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

Revenue by country for the years ended December 31, 2015 and 2014 was as follows:

	Years Ended December 31,
Revenue by Country	2015	2014
United States	$2,267,600	$2,501,800
Brazil	666,400	669,100
Other Countries	2,047,000	2,382,500
Total	$4,981,000	$5,553,400

17. Subsequent Event

On January 27, 2016, we filed an amendment of our Amended and Restated Certificate of Incorporation, as amended, to effect a 1-for-15 reverse stock split of our common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective in the stock market upon commencement of trading on January 28, 2016. As a result of the Reverse Stock Split, every fifteen shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split, and cash paid to stockholders for potential fractional shares was insignificant. The number of shares of common stock subject to outstanding options, restricted stock units, warrants and convertible securities were also reduced by a factor of fifteen as of January 27, 2016. All historical share and per share amounts reflected throughout this report have been adjusted to reflect the Reverse Stock Split. The authorized number of shares and the par value per share of our common stock were not affected by the Reverse Stock Split.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our evaluation of internal control over financial reporting includes using the criteria in Internal Control-Integrated Framework (1992), an integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, for the evaluation of internal control to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2015.

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of GraphOn Corporation (19)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of hopTo Inc. (28)
3.4	Second Amended and Restated Bylaws of Registrant (2)
4.1	Form of certificate evidencing shares of common stock of Registrant (3)
4.2	Form of Warrant issued on September 1, 2011 (4)
4.3	Warrant to Purchase Common Stock, dated October 11, 2011 (5)
4.4	Exercise Agreement, dated June 17, 2013 (including Allonge to 2011 warrants) (20)
4.5	Form of New Warrant issued on June 17, 2013 (20)
4.6	Registration Rights Agreement, dated June 17, 2013 (20)
4.7	Form of Warrant issued on January 7, 2014 (21)
4.8	Registration Rights Agreement, dated January 7, 2014 (21)
10.1*	Restricted Stock Agreement (1 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.2*	Restricted Stock Agreement (2 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.3*	Restricted Stock Agreement with Christoph Berlin dated August 15, 2012 (15)
10.4*	Restricted Stock Agreement with Robert Dixon dated August 15, 2012 (15)
10.5	Separation Agreement, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.6	Release, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.7	1998 Stock Option/Stock Issuance Plan of Registrant (7)
10.8	Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)
10.9	2005 Equity Incentive Plan (8)
10.10	2008 Equity Incentive Plan, as Amended (9)
10.11*	Employment Agreement, dated August 21, 2013, by and between Registrant and Eldad Eilam (16)
10.12*	Director Severance Plan (11)
10.13*	Key Employee Severance Plan (11)
10.14	Securities Purchase Agreement, dated September 1, 2011 (4)
10.15	Form of Registration Rights Agreement, dated September 1, 2011 (4)
10.16(a)*	Engagement Agreement, dated October 11, 2011, by and between Registrant and ipCapital Group, Inc. (5)
10.16(b)*	First Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 7, 2011 (12)
10.16(c)*	Second Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 14, 2011 (12)
10.16(d)*	Third Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of January 20, 2012 (13)
10.17	First Amendment to Office Lease between Registrant and CA-Pruneyard Limited Partnership, dated as of October 7, 2013 (27)
10.18	Consulting Agreement, dated February 1, 2012, by and between Registrant and Steven Ledger/Tamalpais Partners LLC (22)
10.19	Amendment to Consulting Agreement, by and between Registrant and Steven Ledger/Tamalpais Partners, LLC, dated August 1, 2013 (16)
10.20	Intellectual Property Brokerage Agreement by and between Registrant and ipCapital Licensing Company I, LLC, dated as of February 4, 2013 (17)

10.21*	Consulting Agreement, dated March 29, 2013, by and between Registrant and Gordon Watson (23)
10.22*	Consulting Agreement, dated November 18, 2013, by and between Registrant and ipCreate, Inc. (24)
10.23	Securities Purchase Agreement, dated January 7, 2014 (21)
10.24*	Consulting Agreement, dated March 17, 2014, by and between Registrant and Steven Ledger (25)
10.25	Separation Agreement, dated March 12, 2014, by and between Registrant and Christoph Berlin (25)
10.26	Employment Letter dated April 30, 2014 and executed May 5, 2014 between Registrant and Jean-Louis Casabonne (26)
10.27	Sublease dated August 11, 2015, by and between Registrant and CDNetworks
10.28	Securities Purchase Agreement, dated as of July 24, 2015 (29)
10.29	Registration Rights Agreement, dated as of July 28, 2015 (29)
10.30	Lease Agreement effective October 1, 2015 between the Registrant and Heritage Village Offices (30)
14.1	Code of Ethics (6)
21.1	Subsidiaries of Registrant
23.1	Consent of Macias Gini & O’Connell LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished, not filed)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished, not filed)
101	The following financial information from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, (v) Notes to Consolidated Financial Statements (18)

*Management or compensatory plan or arrangement

(1)	Filed on April 2, 2007 as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated herein by reference.
(2)	Filed on March 31, 2010 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
(3)	Filed on September 19, 1996 as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11165), and incorporated herein by reference.
(4)	Filed on September 8, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference.
(5)	Filed on October 13, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference.
(6)	Filed on March 30, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(7)	Filed on June 23, 2000 as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-40174), and incorporated herein by reference.
(8)	Filed on November 25, 2005 as an exhibit to the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting, and incorporated herein by reference.
(9)	Filed on September 29, 2011 as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-177069) and incorporated herein by reference.
(10)	Reserved.
(11)	Filed on November 14, 2011 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference.
(12)	Filed on November 23, 2011 as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, and incorporated herein by reference.
(13)	Filed on February 14, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.
(14)	Filed on May 21, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and incorporated herein by reference.
(15)	Filed on November 14, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly reporting period ended September 30, 2012, and incorporated herein by reference.

(16)	Filed on August 27, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated August 21, 2013, and incorporated herein by reference.
(17)	Filed on February 19, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.
(18)	Submitted electronically with the original Form 10-K.
(19)	Filed on September 10, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated September 9, 2013, and incorporated herein by reference.
(20)	Filed on June 24, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 17, 2013, and incorporated herein by reference.
(21)	Filed on January 13, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 7, 2014, and incorporated herein by reference.
(22)	Filed on April 16, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.
(23)	Filed on April 3, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 29, 2013, and incorporated herein by reference.
(24)	Filed on December 12, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated December 11, 2013, and incorporated herein by reference.
(25)	Filed on March 18, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 12, 2014, and incorporated herein by reference.
(26)	Filed on May 12, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 9, 2014, and incorporated herein by reference.
(27)	Filed on March 31, 2014 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.
(28)	Filed on February 1, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 27, 2016, and incorporated herein by reference.
(29)	Filed on July 30, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, dated July 24, 2015, and incorporated herein by reference.
(30)	Filed on September 10, 2015 as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-206861), and incorporated herein by reference.

(c) Financial Statement Schedule

Not applicable for smaller reporting companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

March 30, 2016	By:	/s/ Eldad Eilam
Eldad Eilam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eldad Eilam	Chief Executive Officer, President and Director	March 30, 2016
Eldad Eilam	(Principal Executive Officer)

/s/ Jean-Louis Casabonne	Chief Financial Officer	March 30, 2016
Jean-Louis Casabonne	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam M. Auriemma	Director	March 30, 2016
Sam M. Auriemma

/s/ Michael A. Brochu	Director	March 30, 2016
Michael A. Brochu

/s/ John Cronin	Director	March 30, 2016
John Cronin

/s/ Jeremy Verba	Director	March 30, 2016
Jeremy Verba

/s/ Ashfaq Munshi	Director	March 30, 2016
Ashfaq Munshi

