Form 10-K/A
period 2015-12-31
hopTo Inc.
filed 2016-04-29
CIK 1021435

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

As of April 25, 2016, there were outstanding 9,860,994 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on March 30, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016, of hopTo Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K and not included in the Original Filing.

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

Unless otherwise noted or as the context otherwise requires, the term “the Company,” “we,” “us,” or “our” refers to hopTo Inc. and its subsidiaries.

hopTo Inc.

ANNUAL REPORT ON FORM 10-K/A

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in “Risk Factors” included in the Original Filing. Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

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

Class I Directors:	John Cronin and Ashfaq A. Munshi	Terms expire as of our 2018 annual meeting of stockholders

Class II Directors:	Michael A. Brochu and Sam M. Auriemma	Terms expire as of our 2016 annual meeting of stockholders, and if elected at the 2016 annual meeting of stockholders, terms expire as of our 2019 annual meeting of stockholders

Class III Directors:	Eldad Eilam and Jeremy E. Verba	Terms expire as of our 2017 annual meeting of stockholders

The following table sets forth certain information regarding those individuals currently serving as our directors and executive officers as of April 29, 2016:

Name	Age	Position
Eldad Eilam	38	Chief Executive Officer, President and Director
Jean-Louis Casabonne	58	Chief Financial Officer, Secretary
Sam M. Auriemma (1)	63	Director
Michael A. Brochu (2)	62	Director
John Cronin (2)	61	Director
Jeremy E. Verba (3)	53	Director
Ashfaq A. Munshi (3)	54	Director

(1) Chairman of Board and Chairman of our Audit Committee

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

Michael A. Brochu has served as a director since April 2012. From November 1997 until its acquisition in November 2004 by Art Technology Group, Inc., Mr. Brochu served as president, chief executive officer and chairman of the board of directors of Primus Knowledge Solutions, Inc. Mr. Brochu was a member of the board of directors of Art Technology Group, Inc. from November 2004 until its acquisition by Oracle Corporation in January 2011. Beginning in December 2003, Mr. Brochu served as a director of Loudeye Corp., and from February 2005 until October 2006, as its president and chief executive officer. In October 2006, Loudeye Corp. was acquired by Nokia Corp. Mr. Brochu left Nokia Corp. in December 2006. From June 2007 until its acquisition in September 2011 by WPP PLC, Mr. Brochu served as president, chief executive officer and a director of Global Market Insite, Inc. Our Board has determined that Mr. Brochu is qualified to serve on our Board because of his more than 20 years’ of senior-level experience as a veteran operational executive in a variety of technology companies. Mr. Brochu is currently a member of the board of directors for Centro Digital Media, Vines of Mendoza and Zotec Partners (each privately held). He is also a member of the Operating Committee of BelHealth Investment Partners, a private equity firm specializing in healthcare, and is on the advisory board of Seattle-based venture capital firm Voyager Capital. Mr. Brochu holds a BBA in Finance/Accounting from the University of Texas at El Paso.

John Cronin has served as a director since August 2011. Mr. Cronin is the founder, managing director and chairman of ipCapital Group, Inc., an intellectual property consulting firm, with which we have formed an alliance to deploy a range of strategic invention and intellectual tactics aimed at accelerating the growth and commercialization of our IP portfolio. We also have relationships with certain related parties to ipCapital Group, Inc. and Mr. Cronin as described under Related-Party Transactions. Prior to founding ipCapital Group, Inc. in 1998, Mr. Cronin was an inventor at IBM for 17 years where he patented 100 inventions, published over 150 technical papers and received IBM’s “Most Distinguished Inventor Award.” Our Board has determined that Mr. Cronin is qualified to serve on our Board because of his over 30 years’ experience developing and consulting with the development of high-tech intellectual property and his extensive knowledge and understanding of the high-tech industry. Mr. Cronin is also founder and CEO of ipCreate, Inc., an invention on demand company that partners with global technology companies to create outsourced, off-budget patented inventions to complement their own internal R&D efforts. Mr. Cronin serves on the board of directors of Imageware, which is a publicly-held company. He holds a BS in Electrical Engineering, an MS in Electrical Engineering and a BA in Psychology from the University of Vermont.

Eldad Eilam has served as our Chief Executive Officer since August 2012 and our President since January 2012, and has been a member of our Board since March 2012. Previously, Mr. Eilam served as our Acting Chief Executive Officer between March 2012 and April 2012, as our Interim Chief Executive Officer between April 2012 and August 2012, as our Chief Operating Officer from January 2012 to August 2012, and as our Chief Technology Officer from July 2011 to January 2012. In 2004, Mr. Eilam founded Elgix, Limited, a consulting firm to the high-tech industry, and served as its initial president until his appointment as our Chief Technology Officer. From July 2006 to March 2009, Mr. Eilam was president of GraphOn Research Labs, Limited, our Israeli subsidiary. From April 2009 to July 2011, in his role as President of Elgix, Limited, Mr. Eilam served as a consultant to the high-tech industry, including as a consultant to us since June 2010. Mr. Eilam is a technology expert in the Windows operating system, mobile user interfaces and advanced software technology development, and is the author of the book Reversing: Secrets of Reverse Engineering. Our Board has determined that Mr. Eilam is qualified to serve on our Board because of his experience advising high-tech companies at similar stages of development as our Company, and his technological expertise in the Windows operating system and mobile user interfaces.

Ashfaq A. Munshi was appointed to our Board in November 2014. Mr. Munshi is a technologist with over 20 years of entrepreneurship, engineering, marketing, and senior management experience. Mr. Munshi is currently Chief Product Officer for 1-Page Limited, a publicly listed technology company on the ASX, as a result of the acquisition of Marianas Labs in December 2015. Previously he was CEO of Graphite Systems, a company which was acquired by EMC in August 2015. He is the Chairman and founder of Terabitz and has served as its acting CEO since 2006. Mr. Munshi has also served as the Chief Technology Officer of Yahoo! Inc., as Head of Yahoo! Labs and as interim CEO and chairman of both MSC Software (NASDAQ: MSCS) and Level5 Networks. He has also served as chairman of a number of technology startup companies. In addition to Terabitz, Mr. Munshi has founded four other Silicon Valley companies: Radiance, Vivecon, SpecialtyMD, and Commerce Engine. Our Board has determined that Mr. Munshi is qualified to serve on our Board because of his extensive senior management experience and deep technology background in both private and public companies. Earlier in his career, he served as a corporate vice president at Applied Materials and before that, Mr. Munshi was vice president and general manager of the Enterprise Business Unit at SGI. Mr. Munshi began his executive career at Oracle Corporation where he was director of development and marketing building UI toolkits and data base applications. He was as an advisor to San Francisco based UpSight and has also served as an advisor to Transitive Corporation and has been on the Dean’s Leadership Council for the Division of Engineering and Applied Sciences at Harvard University. Mr. Munshi holds an A.B. in Mathematics from Harvard and has completed graduate work in computer science at Brown and the University of California, Santa Cruz. He is an alumnus of the Stanford Graduate School of Business.

Jeremy E. Verba was appointed to our Board in December 2013. Mr. Verba has served in senior positions at major internet companies. He is currently vice president and general manager of VUDU, Inc., a wholly-owned subsidiary of Wal-Mart Stores, Inc. Previously, Mr. Verba was an Entrepreneur-in-Residence at Foundation Capital in Menlo Park, CA. From August 2011 to August 2012, he was the chief executive officer of eHarmony, Inc., overseeing the number one compatibility-based relationship site in the world. Prior to eHarmony, Inc. he was the founder and general manager of Treasure Isle at Zynga, Inc. from 2009 to 2011. Mr. Verba’s career focus has been on online services, communications, and digital media. Mr. Verba currently is a member of the board of Motista, Inc., a privately held company in San Mateo, California. Our Board has determined that Mr. Verba is qualified to serve on our Board because of his experience, skillset and network, which are accretive to that of our current Board. Additionally, Mr. Verba brings years of hands-on experience and innovative ideas in the areas of creation, marketing and monetization of consumer products, to the Board. He received his MBA from Harvard University and a BS from the Massachusetts Institute of Technology.

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

Except as previously disclosed, based solely on a review of copies of reports filed with the SEC and submitted to us and on written representations by certain of our directors and executive officers, we believe that all of our directors and executive officers complied on a timely basis during the fiscal year ended December 31, 2015 with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Our code of ethics is made available at our website at: http://hopto.com/investors/corp-governance (click “Code of Conduct”).

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

Audit Committee

The current members of our Audit Committee are Sam Auriemma (Chairman), Jeremy Verba and Ashfaq Munshi. Our Audit Committee held four meetings during 2015. Our Board determined that each of our Audit Committee members is “independent” for audit committee purposes and that Sam M. Auriemma meets the SEC definition of an “audit committee financial expert.”

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation we paid to our executive officers for the fiscal years ended December 31, 2015 and 2014:

Name and Principal Position	Year	Salary $	Bonus $ (1)	Stock Awards $ (2)	Option Awards $ (2)		All Other Compensation $		Total $
Eldad Eilam, (3)	2015	275,000	—	—	—		2,640	(5)	277,640
CEO, President	2014	275,000	75,000	—	137,000	(4)	2,270	(5)	489,270
Jean-Louis Casabonne	2015	225,000	—	—	90,920	(8)	3,290	(7)	319,210
CFO, Secretary (6)	2014	142,800	45,000	166,000	—		2,840	(7)	356,640
Christoph Berlin, ** Former COO	2014	64,750	—	—	—		1,950	(9)	66,700
Robert Dixon, (10) ++ Former Vice President of Finance, Secretary	2014	176,900	—	—	9,010	(10)	840	(11)	186,750

**	Mr. Berlin resigned as Chief Operating Officer on March 12, 2014.

++	Mr. Dixon’s employment with the Company ended on August 5, 2014.

(1)	Any bonus for 2015 that may be payable to Messrs. Eilam and Casabonne is not calculable as of the date of this filing. The amount of such bonus, if any, will be in accordance with the bonus opportunity described for Messrs. Eilam and Casabonne in this filing, and would be disclosed by a Current Report on Form 8-K expected to be filed before the end of the third fiscal quarter.

(2)	The amounts listed in the Stock Awards column and Option Awards column reflect the fair value of the stock awards granted to the named executive officers as of the grant date in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating these amounts are set forth in Note 2 to our consolidated financial statements in our 2015 Form 10-K filed with the Commission on March 30, 2016.

(3)	Mr. Eilam has served as our President since January 2012 and as our Acting Chief Executive Officer between March 2012 and April 2012 when he was appointed Interim Chief Executive Officer. Mr. Eilam became Chief Executive Officer on August 15, 2012. Mr. Eilam served as our Chief Operating Officer from January 2012 to April 2012 and as our Chief Technology Officer from July 2011 to January 2012.

(4)	On December 3, 2014, we granted Mr. Eilam a performance-based stock option to purchase 66,667 shares of common stock at an exercise price of $2.53. The options under this grant shall vest upon the earlier to occur of (a) the seventh (7th) anniversary the date of grant or (b) such other earlier date as the Board of Directors may determine in its sole discretion from time to time (i.e., the Board may accelerate some or all of such Options, on one or more occasions, up to the maximum number of Options), at any time and for any reason the Board deems appropriate based on its evaluation of Mr. Eilam’s performance, the Company performance or other factors the Board deems appropriate. The amount listed in the Option Awards column reflects the fair value of the option award as of the grant date in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating this amount are set forth in Note 2 to our consolidated financial statements in our 2015 Form 10-K filed with the Commission on March 30, 2016.

(5)	Represents group life insurance premiums ($270 in 2014 and $640 in 2015), and our contribution to the 401(k) plan ($2,000 in each of 2014 and 2015).

(6)	Mr. Casabonne has served as our Chief Financial Officer and Secretary since May 2014. On May 15, 2014, Mr. Casabonne was awarded 66,667 shares of restricted stock with a fair market value of $2.49 per share.

(7)	Represents group life insurance premiums ($840 in 2014 and $1,290 in 2015), and our contribution to the 401(k) plan ($2,000 in each of 2014 and 2015).

(8)	On August 4, 2015, we granted Mr. Casabonne a stock option to purchase 57,911 shares of common stock at an exercise price of $1.80 per share.

(9)	Represents group life insurance premiums ($60 in 2014) and our contribution to the 401(k) Plan ($1,890 in 2014).

(10)	As a condition of Mr. Dixon’s termination the Company agreed to extend the exercise date for his vested stock options until May 29, 2015.

(11)	Represents group life insurance premiums of $840 in 2014.

See “—Outstanding Equity Awards at Fiscal Year-End,” for a discussion of the vesting and exercisability terms of options referenced above.

Mr. Berlin was employed in 2014 on an at-will basis.

Mr. Eilam also was employed during 2014 and 2015 and continues to be employed on an at-will basis pursuant to the employment agreement approved by the Board of Directors and Compensation Committee on August 21, 2013. Under the employment agreement, Mr. Eilam will receive an annual base salary of $275,000 and will be eligible for an annual performance-based bonus in the discretion of the Company’s Compensation Committee. For fiscal year 2014, Mr. Eilam earned a bonus of $75,000 which was subject to the discretion of our Board and its Compensation Committee based on Mr. Eilam’s overall performance during 2014. At the discretion of our Board and its Compensation Committee, the actual bonus, if any, may be increased or decreased based on over or under achievement of the applicable milestone.

Mr. Eilam had previously been granted 106,667 restricted shares of the Company’s common stock and stock options to acquire 200,000 shares of the Company’s common stock. The restricted shares are scheduled to vest over a period of 33 months. Fifty percent (50%) of the stock options are scheduled to vest over a period of 33 months and the remaining stock options are scheduled to vest and become exercisable upon the satisfaction of specified performance goals over a period of three fiscal years. The employment agreement modified the vesting provisions of the restricted shares and stock options, which previously accelerated only in connection with a termination without cause and only in certain specified change of control situations. Pursuant to the employment agreement, if Mr. Eilam’s employment is terminated as a result of death or disability, by the Company without cause, or by Mr. Eilam for good reason, or following a change of control, then all of Mr. Eilam’s unvested restricted shares and stock options shall immediately vest.

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

Mr. Casabonne has been employed since May, 2014 and continues to be employed on an at-will basis. Mr. Casabonne will receive an annual base salary of $225,000 and is eligible for an annual performance-based bonus up to 30% of his annual base salary that is based on goals and achievements mutually set by Mr. Casabonne and management. In 2014, Mr. Casabonne was awarded equity compensation equivalent to 66,667 shares of hopTo Inc. common stock.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at December 31, 2015
	Option Awards
Name	Number of Underlying Securities (1)		Number of Underlying Securities unvested	Number of Underlying Securities unearned		Option Exercise Price $	Option Expiration Date
Eldad Eilam	66,667		—	—		4.200	09/08/21
Chief Executive Officer, President	66,667	(2)	—	—		3.450	02/22/22
	66,667		66,667	66,667	(3)	2.535	12/03/2024
Jean-Louis Casabonne	57,911	(4)	45,322	45,322		1.800	8/04/2025
CFO, Secretary	—		—	—		—	—
Christoph Berlin (5)	—		—	—		—	—
Former Chief Operating Officer
Robert Dixon (6) Former Vice President of Finance, Secretary	—		—	—		—	—

(1) All options are immediately exercisable upon grant and vest in 33 equal monthly installments beginning in the fourth month after their respective date of grant. We have the right to repurchase exercised unvested options at the exercise price of the respective option upon the optionee’s cessation of service to our Company.

(2) On February 22, 2012, Mr. Eilam was granted a performance-based incentive option, which vests in three equal increments at the end of each fiscal year subsequent to its grant date, assuming that the performance-based goals have been met. As of December 31, 2013 and December 31, 2014, such goals for 2013 and 2014, respectively, which included establishing an operational base in the Silicon Valley area and delivering an alternative product to our existing GO-Global product family, were met. As of December 31, 2015, these awards are fully vested and earned.

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

(4) On August 5, 2015, Mr. Casabonne was granted a stock option to purchase 57,911 shares of common stock which vests monthly. This option grant was offered as an exchange for forfeiting 44,445 of unreleased restricted stock award that was originally awarded in May 2014.

(5) Mr. Berlin resigned on March 12, 2014, and in accordance with the provisions of our 2008 Equity Incentive Plan, forfeited 116,667 unvested options.

(6) Mr. Dixon terminated his employment with the Company on August 5, 2014, and per the termination agreement, all of his vested options expired on May 29, 2015.

Outstanding Equity Awards at December 31, 2015(1)
Stock Awards
Name	Number of shares or units of stock that have not vested	Market value of shares of units of stock that have not vested (2)
Eldad Eilam (3)	—	$—
Chief Executive Officer and President
Jean-Louis Casabonne (4)	—	—
Chief Financial Officer
Christoph Berlin (5)	—	$—
Former Chief Operating Officer
Robert Dixon (6)	—	$—
Former Vice President of Finance, Secretary

(1) All awards identified in this table were granted on August 15, 2012 and May 15, 2014 and vest in thirty-three equal monthly installments, beginning on December 15, 2012 and September 15, 2014, respectively. All of these awards have 0 shares remaining to vest. No awards were granted to the executives in 2015.

(2) The fair market value of our stock on December 31, 2014 and 2015 was $2.10 and $0.90 per share, respectively.

(3) Mr. Eilam was appointed President in January 2012 and Chief Executive Officer on August 15, 2012.

(4) Mr. Casabonne was hired and appointed Chief Financial Officer on May 3, 2014.

(5) Mr. Berlin resigned on March 12, 2014 and, in accordance with the provisions of the 2012 Equity Incentive Plan, forfeited 63,612 unvested shares of common stock.

(6) Mr. Dixon terminated his employment with the Company on August 5, 2014, and, in accordance with the provisions of the 2012 Equity Incentive Plan, forfeited 10,886 shares.

Compensation of Directors

During the fiscal year ended December 31, 2015 our non-employee directors were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our Board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a Board committee, and a $1,500 quarterly retainer.

Name	Year	Fees Earned or Paid in Cash	Option Awards (1)	All Other Compensation	Total
Sam M. Auriemma	2015	$13,500	$—	$—	$13,500
Michael A. Brochu	2015	$11,500	$—	$—	$11,500
John Cronin	2015	$9,500	$—	$—	$9,500
Jeremy E. Verba (3)	2015	$13,000	$—	$—	$13,000
Ashfaq A. Munshi (4)	2015	$13,000	$—	$—	$13,000

(1)	The amounts listed in the Option Awards column reflect the aggregate grant date fair value of stock options granted to the named director during 2015 calculated in accordance with FASB ASC Topic 718. The valuation assumptions used in calculating these amounts are set forth in Note 2 to our consolidated financial statements in our 2015 Form 10-K filed with the Commission on March 30, 2016.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2015, the Compensation Committee was comprised of Michael A. Brochu and John Cronin, each of whom is a non-employee director. See Item 13 for a summary of transactions with entities controlled by Mr. Cronin.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of April 25, 2016, by (i) each of our directors; (ii) each person known by us to beneficially own 5% or more of our common stock (based upon review of the most recent Schedule 13D and 13G filings as of April 25, 2016); (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each of the following stockholders is c/o hopTo Inc., 51 E. Campbell Avenue, Suite 128, Campbell, CA 95008.

Name and Address	Number of Shares of Common Stock Beneficially Owned (1)(2)	Percent of Class (%)
Eldad Eilam (3)	342,305	3.4
Michael A. Brochu (3)	144,791	1.5
Sam M. Auriemma (3)	103,507	1.0
John Cronin (3)	82,864	*
Jean-Louis Casabonne	82,525	*
Jeremy E. Verba (3)	54,923	*
Ashfaq Munshi (3)	46,667	*

All current executive officers and directors as a group (7 persons)(3)	857,582	8.6
JMI Holdings, LLC (2011 Family Series) (4)	952,604	9.6
Astin Marxe, David Greenhouse and Adam C. Stettner (5) 527 Madison Avenue, Suite 2600 New York, NY 10022	1,072,827	9.9
David R. Wilmerding, III (6) 2 Hamill Road, Suite 272 Baltimore, MD 21117	938,071	9.4
Jon C. Baker (7) 101 St. Johns Road Baltimore, MD 21210	860,866	8.7
Robert S. London (8) 1485 E. Valley Road, Suite F Montecito, CA 93108	668,073	6.8
Neal Goldman (9) 767 Third Avenue, 25th Floor New York, NY 10017	793,468	7.9

* Less than 1%.

(1)	As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of April 25, 2016 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage ownership of our common stock is based on 9,860,994 shares of common stock outstanding as of April 25, 2016.

(3)	Includes the following shares of common stock issuable upon exercise of outstanding stock options: 111,111 options earned by Mr. Eilam pursuant to a performance based incentive option grant; 57,911 stock options held by Mr. Casabonne; and 62,200 stock options held by each of Messrs. Auriemma, Brochu, and Cronin and 66,667 stock options held by each of Messrs. Verba and Munshi.

(4)	Based solely on information known to us, Charles E. Noell, III, John J. Moores and Bryant W. Burke share voting and dispositive power over these shares by virtue of being members of El Camino Advisors, LLC, the manager of JMI Holdings, LLC (2011 Family Series). JMI Holdings, LLC (2011 Family Series) owns 841,493 shares of our common stock and warrants to purchase 111,111 shares of our common stock.

(5)	Based solely on information contained in a joint Schedule 13G/A filed by Austin Marxe, David Greenhouse and Adam Stettner on February 1, 2016. Such stockholders share voting and dispositive power over these shares by virtue of being the controlling principals of AWM Investment Company, Inc. (“AWM”), and the members of SST Advisers, L.L.C. (“SST”). AWM acts as investment advisor to each of Special Situations Technology Fund, L.P. (“Tech Fund”) and Special Situations Technology Fund II, L.P. (“Tech Fund II”); SST is the general partner of each of Tech Fund and Tech Fund II. Tech Fund owns 161,099 shares of our common stock and holds warrants to purchase 12,667 shares of our common stock. Tech Fund II owns 820,061 shares of our common stock and holds warrants to purchase 79,000 shares of our common stock.

(6)	Based on information contained in a Schedule 13G/A filed by David Wilmerding on February 1, 2016, and information known to us, Mr. Wilmerding has sole voting and dispositive power with respect to 838,071 shares of our common stock and warrants to purchase 100,000 shares of our common stock.

(7)	Based on information contained in a Schedule 13G/A filed by Jon C. Baker on February 1, 2015, and information known to us, Mr. Baker has sole voting and dispositive power with respect to 777,533 shares of our common stock and warrants to purchase 83,333 shares of our common stock.

(8)	Based on information contained in Schedule 13G/A filed on February 1, 2015, by Robert S. London, and information known to us, Mr. London has sole voting and dispositive power with respect 668,073 shares of our common stock and warrants to purchase 25,000 shares of our common stock.

(9)	Based on information known to us, Neal Goldman has sole voting and dispositive power with respect to 665,690 shares of our common stock and warrants to purchase 127,778 shares of our common stock held by Goldman Partners, L.P. (“Goldman Partners”), by virtue of being the general partner of Goldman Partners, and the president of Goldman Capital Management, Inc., which acts as investment advisor to Goldman Partners.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

John Cronin

ipCapital Group, Inc.

John Cronin, a member of our Board since August 9, 2011, is the founder, managing director and chairman of ipCapital Group, Inc. (“ipCapital”), an intellectual property strategy firm.

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

For the fiscal years ended December 31, 2015 and 2014, we paid no fees to ipCapital and no services were performed under the engagement agreement, as amended.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 26,666 shares of our common stock at an initial price of $3.90 per share. Half of the warrant (13,333 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The installments occurred on October 11, 2012. 2013, and 2014, respectively. The remaining 13,333 shares became fully vested upon the completion to our satisfaction of all services that we had requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services.

During 2013, we engaged ipCapital under a separate agreement to assist us in developing an intellectual property story presentation that articulated for stockholders and potential investors the power of our innovations and foundational intellectual property portfolio in remote access and cloud computing. We paid ipCapital a total of $10,000 for its services under this agreement. No amounts were due ipCapital under this agreement as of December 31, 2015.

ipCapital Licensing Company I, LLC

On February 4, 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”) (the “IP Brokerage Agreement”). At the time we entered into this agreement, John Cronin was a partner at ipCLC. He is no longer affiliated with ipCLC. Pursuant to the IP Brokerage Agreement, we have engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. If during the applicable term we enter into an agreement with any candidate presented by ipCLC to acquire or otherwise exploit the covered patents, we will pay ipCLC a fee of ten percent (10%) of the royalties, fees, and other consideration paid over the life of the agreement.

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

Director Independence

Our Board of Directors has determined that each of our non-employee directors (John Cronin, Sam M. Auriemma, Michael A. Brochu, Ashfaq A. Munshi and Jeremy E. Verba), who collectively constitute a majority of our Board, meets the general independence criteria set forth in the NASDAQ Marketplace rules. Our Board has made a subjective determination as to each of the foregoing individuals that no relationships exist (including the relationship with ipCapital, that is described above under “Related-Party Transactions”) that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Macias Gini & O’Connell LLP for the fiscal years ended December 31, 2015 and 2014 were as follows:

Category	2015	2014
Audit fees	$155,500	$165,100
Audit – related fees	1,800	—
Tax fees	15,000	15,000
All Other fees	—	—
Totals	$172,300	$180,100

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

(a) Exhibits

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

hopTo Inc.

April 29, 2016	By:	/s/ ELDAD EILAM
Eldad Eilam
Chief Executive Officer

