Form 10-Q
period 2016-03-31
hopTo Inc.
filed 2016-05-13
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes [  ] No [X]

As of May 10, 2016, there were issued and outstanding 9,858,369 shares of the registrant’s common stock, par value $0.0001.

HOPTo Inc.

FORM 10-Q

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	the success of our new products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;

●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;

●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; and

●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash	$1,073,000	$1,777,300
Accounts receivable, net	433,100	434,900
Prepaid expenses	149,000	139,200
Total Current Assets	1,655,100	2,351,400

Capitalized software development costs, net	18,200	20,800
Property and equipment, net	226,700	252,500
Other assets	109,000	109,000
Total Assets	$2,009,000	$2,733,700

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,234,400	$1,018,000
Deferred rent	21,700	21,000
Capital lease	8,600	8,400
Deferred revenue	1,988,600	2,467,000
Total Current Liabilities	3,253,300	3,514,400

Warrants liability	83,100	31,600
Deposit liability	81,400	81,400
Deferred revenue	1,848,900	1,465,800
Capital lease	4,600	6,800
Deferred rent	20,900	26,700
Total Liabilities	5,292,200	5,126,700

Commitments and contingencies (Note 13)

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,744,508 and 9,731,233 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	14,600	14,600
Additional paid-in capital	78,274,000	78,189,300
Accumulated deficit	(81,571,800)	(80,596,900)
Total Stockholders’ Deficit	(3,283,200)	(2,393,000)
Total Liabilities and Stockholders’ Deficit	$2,009,000	$2,733,700

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Revenue	$1,007,300	$1,471,100
Costs of revenue	53,800	104,500
Gross profit	953,500	1,366,600

Operating expenses:
Selling and marketing	317,100	500,100
General and administrative	678,100	907,800
Research and development	885,800	1,164,900
Total operating expenses	1,881,000	2,572,800

Loss from operations	(927,500)	(1,206,200)

Other income (expense) - change in fair value of warrants liability	(47,300)	(55,100)
Other income (expense), net	600	(600)
Loss before provision for income tax	(974,200)	(1,261,900)
Provision for income tax	700	1,100
Net loss	$(974,900)	$(1,263,000)

Loss per share – basic and diluted	$(0.10)	$(0.17)
Average weighted common shares outstanding – basic and diluted	9,737,946	7,520,237

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding (Post Reverse Split)
Beginning balance	9,731,233	7,502,814
Employee stock option issuances	—	5,167
Vesting of restricted stock awards	13,275	29,172
Ending balance	9,744,508	7,537,153

Common stock – amount
Beginning balance	$14,600	$11,200
Vesting of restricted stock awards	—	100
Ending balance	$14,600	$11,300

Additional paid-in capital
Beginning balance	$78,189,300	$74,600,700
Stock-based compensation expense	86,200	222,200
Company payment of employee taxes for stock-based compensation	(1,500)	(6,500)
Proceeds from exercise of employee stock options	—	3,800
Reclassification of warrants liability to equity (2014 Pipe)	—	407,300
Other Rounding	—	(100)
Ending balance	$78,274,000	$75,227,400

Accumulated deficit
Beginning balance	$(80,596,900)	$(76,205,800)
Net loss	(974,900)	(1,263,000)
Ending balance	(81,571,800)	$(77,468,800)
Total Stockholders’ Deficit	$(3,283,200)	$(2,230,100)

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(974,900)	$(1,263,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,400	86,500
Stock-based compensation expense	86,200	222,200
Company payments of employee taxes for stock-based compensation	(1,500)	(6,500)
Revenue deferred to future periods	778,600	602,500
Recognition of deferred revenue	(873,900)	(996,100)
Changes to allowance for doubtful accounts	(2,500)	(9,700)
Change in fair value of derivative instruments – warrants	47,300	55,100
Accretion of warrants liability for consulting services	4,200	(400)
Changes in severance liability	(5,900)	—
Changes in deferred rent	(5,100)	(10,200)
Interest accrued for capital lease	300	400
Gain on disposal of fixed assets	(200)	—
Changes in operating assets and liabilities:
Accounts receivable	4,300	1,767,000
Prepaid expenses	(9,800)	(5,400)
Accounts payable and accrued expenses	222,300	(23,900)
Other assets	—	(200)
Net Cash (Used In) Provided By Operating Activities	(702,200)	418,300

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of equipment	200	—
Capital expenditures	—	(5,100)
Net Cash Provided By (Used In) Investing Activities	200	(5,100)

Cash Flows (Used In) Provided By Financing Activities:
Payment of capital lease	(2,300)	(2,300)
Proceeds from exercise of employee stock options	—	3,800
Net Cash (Used In) Provided By Financing Activities	(2,300)	1,500

Net (Decrease) Increase in Cash	(704,300)	414,700
Cash - Beginning of Period	1,777,300	1,557,100
Cash - End of Period	$1,073,000	$1,971,800

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC on March 30, 2016 (“2015 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2016 or any future period.

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

Deferred Rent

The leases for both the Company’s current office in Campbell, California and the subleased former office in Campbell, California contain free rent and predetermined fixed escalations in our minimum rent payments (See Note 13). Rent expense related to these leases is recognized on a straight-line basis over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases is recorded as part of deferred rent in current or long-term liabilities, as appropriate. The monthly rent payments due to the Company for the sublease of the office at 1919 S. Bascom Avenue fully offsets the rent payments due under the Company’s lease for that space.

Incentives received upon entering into the lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. The unamortized portion of these incentives are recorded as a part of deferred rent in current or long-term liabilities, as appropriate.

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. An aggregate of $0 and $5,900 is reported as severance liability at March 31, 2016 and December 31, 2015, respectively.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three-month periods ended March 31, 2016 or 2015.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended March 31, 2016 and 2015:

	Beginning Balance	Charge Offs	Recoveries	Change in Provision	Ending Balance
Three Months Ended March 31,
2016	$17,300	$—	$—	$(2,500)	$14,800
2015	$32,600	$—	$—	$(9,700)	$22,900

Concentration of Credit Risk

For the three-month periods ended March 31, 2016 and 2015, respectively, we considered the customers listed in the following table to be our most significant customers. The table sets forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of March 31, 2016 and 2015.

	Three Months Ended March 31, 2016	As of March 31, 2016	Three Months Ended March 31, 2015	As of March 31, 2015
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	10.1%	21.6%	-	-
Centric	6.4%	10.9%	1.7%	3.1%
Elosoft	8.1%	2.5%	10.1%	0.6%
Global Logistics	6.4%	2.5%	0.3%	0.4%
IDS	5.4%	-	5.8%	-
KitASP	-	17.2%	3.0%	6.8%
Raytheon	5.5%	3.4%	13.4%	23.0%
Siae Microelecttronica	3.2%	6.4%	0.2%	0.6%
Thermo LabSystems	7.0%	9.2%	3.1%	3.9%
Total	52.1%	73.7%	37.6%	38.4%

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

As of March 31, 2016, all of our $83,100 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 5).

Recent Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify certain aspects of ASU 2014-09. The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity’s intellectual property. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. We re currently evaluating the impact that adoption of this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. This guidance is effective for annual reporting periods beginning after December 15, 2016 including interim periods within that reporting period. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

In March 2016, the FASB issued ASU 2016-08—Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update seeks to further clarify the implementation guidance on principal versus agent considerations under the new revenue recognition standard, ASU 2014-09, Revenue from Contracts with Customers. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. We are currently evaluating the impact that adoption of this new standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. We are currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

In November, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The ASU is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards and requires companies to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. Although ASU 2015-17 isn’t required for public companies to implement until fiscal years beginning after December 15, 2016 (and private companies until fiscal years beginning after December 15, 2017), early adoption is allowed. We have decided to adopt ASU 2015-17 early and have classified all of our deferred tax assets and liabilities as noncurrent on the balance sheet. We early adopted ASU 2015-17 as the Company considers this change an improvement in the usefulness of information provided to users of the Company’s financial statements. The Company applied the standard prospectively and did not retrospectively adjust any prior periods. Retrospective adjustments were immaterial to the Company’s total current assets and the adoption had no impact on our results of operation.

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

In April 2015, FASB issued ASU No. 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”. The objective of ASU 2015-05 is to provide guidance to reporting entities in the accounting for fees paid in a cloud computing arrangement. Specifically, if a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change GAAP for an entity’s accounting for service contracts. The amendments in this ASU are effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods. Therefore, ASU 2015-05 is now effective. Adoption of this standard has had no impact on our results of operations, cash flows or financial position as the company has no cloud computing arrangements to which it applies.

In August 2014, FASB issued ASU No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40)”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in the update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Therefore ASU 2014-15 is now effective. We have evaluated the going concern considerations in this ASU and have determined that it is appropriate to provide additional disclosure to our financial statements (see Note 3).

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

1	Removes inconsistencies and weaknesses in revenue requirements.

2.	Provides a more robust framework for addressing revenue issues.

3.	Improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets.

4.	Provides more useful information to users of financial statements through improved disclosure requirements.

5.	Simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.

The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within such annual period. FASB considered and approved a one year deferral of ASU 2014-09 which was formally adopted with ASU 2015-14. Early adoption is not permitted. We are currently evaluating this ASU in order to determine whether or not its adoption will have a material impact on our results of operations, cash flows or financial position.

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

3. Going Concern

In the preparation of our financial statements we are required to evaluate whether relevant conditions, considered in the aggregate, indicate that it is probable that the company will be unable to meet its obligations as they come due within one year after the date that the financial statements are made available. As a result of this evaluation, we believe the company will be able to meet these obligations. Based on the cash on hand as of March 31, 2016 and the anticipated cash to be generated from our operations of our legacy GO-Global business, we believe that we will have sufficient capital resources to support only basic operations for at least the next twelve months such as ongoing GO-Global business and modest advancement of hopTo Work. However executing our plans for hopTo Work in any substantial way would require either significant revenue from hopTo Work or new capital from issuances of debt or equity.

In the event that revenues from our current products or future products are not consistent with the levels assumed in our current operational plans and we are not able to secure new capital through issuances of debt or equity, we have contingency plans to reorganize our operations to continue to maintain our current business.

4. Property and Equipment

Property and equipment was:

	March 31, 2016	December 31, 2015
Equipment	$312,400	$313,700
Furniture	233,900	233,900
Leasehold improvements	167,600	167,600
	713,900	715,200
Less: accumulated depreciation and amortization	487,200	462,700
	$226,700	$252,500

Aggregate property and equipment depreciation and amortization expense was $25,800 and $32,500 during the three-month periods ended March 31, 2016 and 2015, respectively. During the quarter, we sold a fully depreciated equipment for $200 that was originally purchased for $1,300.

5. Liability Attributable to Warrants

On January 7, 2014, we entered into a securities purchase agreement (the “SPA”) with a limited number of institutional investors, pursuant to which we issued and sold for cash an aggregate 753,333 shares of our common stock at a purchase price of $4.50 per share (See Note 12). We also issued warrants to the investors for no additional consideration to purchase an aggregate 376,667 shares of our common stock at an exercise price of $6.00 per share from January 7, 2014 through January 7, 2019.

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

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants. The exercise price for warrants issued in conjunction with a 2011 Transaction, including those issued to the placement agent, was either $3.00 or $3.90 per share, and was $3.90 per share for the warrants issued to ipCapital. The warrants issued to the placement agent included anti-dilution provisions for repricing of the warrants in the event that future issuances of stock by hopTo met certain conditions. The 2015 Private Placement (Note 12) met those conditions and resulted in the placement agent warrants being repriced from $3.00 and $3.90 to $2.55 and $3.30, respectively.

The fair market value of our common stock was $1.43 and $2.61 per share as of March 31, 2016 and 2015, respectively. We used a binomial pricing model to determine the fair value of our warrants liability as of March 31, 2016 and December 31, 2015, the balance sheet dates, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Transaction
March 31, 2016	162%	—	0.43	3.5	0.25%	—
December 31, 2015	132%	—	0.68	3.5	0.43%	—
ipCapital
March 31, 2016	154%	—	0.54	4.0	0.20%	—
December 31, 2015	127%	—	0.79	4.0	0.54%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2016:

Warrants liability – December 31, 2015 fair value	$31,600
Change in fair value of warrant liability recorded in other expense	47,300
Change in fair value of warrant liability recorded in general and administrative expense	4,200
Warrants liability – March 31, 2016 fair value	$83,100

The following tables reconcile the total number of warrants outstanding for the periods indicated:

For the Three-Month Period Ended March 31, 2016
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	686,833	—	—	686,833
2014 Transaction	376,667	—	—	376,667
ipCapital	26,667	—	—	26,667
Exercise Agreement	300,000	—	—	300,000
Consultant Warrant	11,285	—	—	11,285
Offer to Exercise	10,167	—	—	10,167
Total	1,411,619	—	—	1,411,619

For the Three-Month Period Ended March 31, 2015
	Beginning Outstanding	Issued	Exercised	Ending Outstanding
2011 Transaction	686,833	—	—	686,833
2014 Transaction	376,667	—	—	376,667
ipCapital	26,667	—	—	26,667
Exercise Agreement	300.000	—	—	300,000
Consultant Warrant	11,285	—	—	11,285
Offer to Exercise	10,167	—	—	10,167
Total	1,411,619	—	—	1,411,619

6. Severance Liability

In August of 2015 we agreed to provide a terminated employee a lump sum payment $15,000 and six months of medical coverage payments which ended on March 2, 2016.

As of March 31, 2016 and December 31, 2015, an aggregate of $0 and $5,900, respectively, remained outstanding associated with the severance liabilities. During the three-month period ended March 31, 2016 and 2015, we made total payments of $5,900 and $4,800 to individuals whom these severance amounts were due.

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

As of March 31, 2016 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$(18,000)	$(42,000)	$(60,000)
Deferred rent benefit	39,700	62,900	102,600
	$21,700	$20,900	$42,600

As of December 31, 2015 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$(18,700)	$(46,100)	$(64,800)
Deferred rent benefit	39,700	72,800	112,500
	$21,000	$26,700	$47,700

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

8. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2016 and 2015, respectively, by classification:

	Three Months Ended March 31,
Statement of Operations Classification	2016	2015
Costs of revenue	$3,100	$3,000
Selling and marketing expense	14,100	29,300
General and administrative expense	53,100	168,100
Research and development expense	15,900	21,800
	$86,200	$222,200

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended March 31, 2016.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2015	705,990	$2.63
Granted	—	—
Exercised	—	—
Forfeited or expired	(9,801)	2.89
Outstanding – March 31, 2016	696,189	$2.63	6.72	$28,200

Of the options outstanding as of March 31, 2016, 538,770 were vested, 156,602 were estimated to vest in future periods and 817 were estimated to be forfeited prior to their vesting. As of March 31, 2016, there was approximately $116,000 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. Such cost is expected to be recognized over a weighted-average period of approximately ten months.

All options are exercisable immediately upon grant. Options vest ratably, generally over a 33-month period commencing in the fourth month after the grant date. We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

The following table presents summaries of the status and activity of our restricted stock awards for the three-month period ended March 31, 2016. We include the common stock underlying the restricted stock award in shares outstanding once such common stock has vested and the restriction has been removed (“releases” or “released”).The common stock vests ratably, generally over a 33-month period commencing in the fourth month after the award date.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – December 31, 2015	106,586	$2.31
Awarded	-	-
Released	(13,275)	2.51
Forfeited	(2,607)	2.50
Unreleased – March 31, 2016	90,704	$2.27	1.59	$180,800

As of March 31, 2016, there was approximately $180,800 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately twenty-six months.

9. Revenue

Revenue for the three-month periods ended March 31, 2016 and 2015 was:

			2016 Over (Under) 2015
Revenue	2016	2015	Dollars	Percent
Software Licenses
Windows	$290,100	$614,000	$(323,900)	-52.8%
UNIX/Linux	84,400	170,000	(85,600)	-50.4%
	374,500	784,000	(409,500)	-52.2%
Software Service Fees
Windows	452,000	485,800	(33,800)	-7.0%
UNIX/Linux	169,300	188,300	(19,000)	-10.1%
	621,300	674,100	(52,800)	-7.8%
Other	11,500	13,000	(1,500)	-11.5%
Total Revenue	$1,007,300	$1,471,100	$(463,800)	-31.5%

10. Cost of Revenue

Cost of revenue for the three-month periods ended March 31, 2016 and 2015 was:

			2016 Over (Under) 2015
	2016	2015	Dollars	Percent
Software service costs	$39,400	$41,700	$(2,300)	-5.5%
Software product costs	14,400	62,800	(48,400)	-77.1%
	$53,800	$104,500	$(50,700)	-48.5%

11. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	March 31, 2016	December 31, 2015
Software development costs	$518,800	$518,800
Accumulated amortization	(500,600)	(498,000)
	$18,200	$20,800

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $2,600 and $54,000 during the three-month periods ended March 31, 2016, and 2015, respectively.

We capitalized $0 software development costs during the three-month periods ended March 31, 2016 and 2015.

12. Stockholders’ Equity

2015 Private Placement

On July 24, 2015 we entered into a securities purchase agreement and subscription agreement, pursuant to which we issued and sold for cash an aggregate of 2,105,919 shares of our common stock at a purchase price of $1.21 per share. We derived gross proceeds of $2,550,500 from this placement.

2014 Private Placement

During the three-month period ended March 31, 2014, we issued and sold for cash an aggregate 753,333 shares of our common stock at a purchase price of $4.50 per share in the 2014 private placement that resulted in gross proceeds of $3,390,000 (See Note 5).

The 2014 private placement was recorded into the financial statements as follows:

Gross cash proceeds	$3,390,000
Less: gross proceeds allocated to warrants liability – investors	(1,356,000)
Gross proceeds allocated to additional paid-in capital and common stock	2,034,000
Less: cash issuance costs – legal fees	(20,000)
Recorded in additional paid-in capital and common stock	$2,014,000

In conjunction with the 2014 private placement, we recorded a warrants liability of $1,356,000 as of January 7, 2014 on our Balance Sheet. Certain conditions under the SPA which expired on January 7, 2015 would have required us to issue additional warrants at below-market value exercise price (see Note 5). These conditions did not occur and ended as of January 7, 2015. Therefore, we have reclassified the related liability to equity as of January 7, 2015 on our Balance Sheet.

13. Commitments and Contingencies

Operating Leases

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

The following table sets forth the minimum lease payments we will be required to make throughout the remainder of the lease:

Year	Amount
Remainder of 2016	$83,500
2017	114,300
2018	68,300
$266,100

14. Supplemental Disclosure of Cash Flow Information

We disbursed $300 for the payment of interest expense during the three-month periods ended both March 31, 2016 and 2015. Such disbursement was for capital lease payments. We disbursed $300 and $480 for the payment of income taxes during the three-month period ended March 31, 2016 and 2015, respectively. Such disbursements were made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs, Ltd.

During the three-month period ended March 31, 2016 and 2015, respectively, we increased our warrants liability by $47,300 and $55,100, which was recorded in the Condensed Consolidated Statement of Operations. Such increases reflected the aggregate fair value adjustments we recorded during such period. During the three-month period ended March 31, 2015, we reclassified certain 2014 PIPE warrants to equity. No cash was disbursed in conjunction with these items (See Note 5).

15. Earnings (Loss) Per Share

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

For the three-month periods ended March 31, 2016 and 2015, 2,198,512 and 2,360,464 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

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

Revenue by country for the three-month periods ended March 31, 2016 and 2015was as follows:

	Three Months Ended March 31,
Revenue by Country	2016	2015
United States	$421,300	$751,400
Brazil	139,800	169,500
Other Countries	446,200	550,200
Total	$1,007,300	$1,471,100

17. Related Party Transactions

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

For the three-month periods ended March 31, 2016 and 2015, there were no services performed, additional charges incurred or payments made to ipCapital under the agreement.

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

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock and should be recorded as a liability. We recognize the warrants liability over their vesting period, and in accordance with the liability method of accounting, we re-measure the fair value of the accrued warrants at each balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 5). We recognized $4,200 and $(400) as a component of general and administrative expense during the three-month periods ended March 31, 2016 and 2015, respectively, resulting from the change in fair value.

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

We paid no compensation to ipCLC under the terms of the IP Brokerage Agreement for the periods ending March 31, 2016 and 2015, respectively and no amounts were due ipCLC under its terms as of March 31, 2016.

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

On March 30, 2016, we released hopTo MAX for GO-Global, a new product which delivers the hopTo MAX feature set to customers of our GO-Global for Windows product. This new product included clients available for both iOS and Android devices.

Over the years, we have also made significant investments in intellectual property (“IP”). We have filed many patents designed to protect the new technologies embedded in hopTo, and we plan to continue to aggressively invest in the creation and protection of new IP as we continue to develop hopTo and other products.

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters are located at 51 East Campbell Avenue, Campbell, California, 95008, our toll-free phone number is 1-800-472-7466, and our phone number for local and international calls is 408-688-2674. We also have an office in Concord, New Hampshire, and we have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.hopto.com. The information on our website is not part of this quarterly report.

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

hopTo provides powerful document editing capabilities that leverage legacy Windows applications, such as Microsoft Office, to give users a rich, native editing feature set. Its high degree of compatibility with Microsoft Office enables easy collaboration with other users running Microsoft Office on Mac or Windows PCs. hopTo is unique in that it both leverages legacy applications for document editing and provides a touch-friendly user experience that, in our view, none of our competitors have achieved, and which we believe mobile users will view as highly desirable.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of May 9, 2016, 174 new patent applications have been filed. Of these 174 applications, 38 patents have been granted by the USPTO. We have also received notice from the USPTO that 11 additional patent applications have been allowed and will ultimately issue as US patents in the next 60-90 days. We expect to file more applications in 2016.

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

The GO-Global Software Products

Our GO-Global product offerings, which currently are the source of nearly all of our revenue, can be categorized into product families as follows:

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

●

GO-Global Client: We offer a range of GO-Global Client software that allows remote application access from a wide variety of local, remote and mobile platforms, including Windows, Linux, UNIX, Apple OS X and iOS, and Google Android. We recently released hopTo MAX for GO-Global, a new product which delivers the hopTo MAX feature set to customers of our GO-Global for Windows product. This new product included clients available for both iOS and Android devices. We plan to continue to develop GO-Global Client software for new portable and mobile devices.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2015 10-K Report and Note 2 to our Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations for the Three-Month Periods Ended March 31, 2016 and 2015

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended March 31, 2016 and 2015 was:

			2016 Over (Under) 2015
Revenue	2016	2015	Dollars	Percent
Software Licenses
Windows	$290,100	$614,000	$(323,900)	-52.8%
UNIX/Linux	84,400	170,000	(85,600)	-50.4%
	374,500	784,000	(409,500)	-52.2%
Software Service Fees
Windows	452,000	485,800	(33,800)	-7.0%
UNIX/Linux	169,300	188,300	(19,000)	-10.1%
	621,300	674,100	(52,800)	-7.8%
Other	11,500	13,000	(1,500)	-11.5%
Total Revenue	$1,007,300	$1,471,100	$(463,800)	-31.5%

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

Software Licenses

The decrease in Windows software licenses revenue was primarily due to lower license purchases from certain of our OEM partners during the three month period ending March 31, 2016. Certain of these OEM partners had placed unique large orders during the three month period ending March 31, 2015.

Software licenses revenue from our UNIX/Linux products decreased primarily due to lower revenue from certain of our U.S. government customers which placed unique large orders during the prior year period and lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers.

We expect aggregate GO-Global software license revenue in 2016 to be modestly lower than 2015 levels due to lower aggregate revenue from our stocking resellers and our European telecommunications customers. At the same time, we will seek to improve cash flow from the GO-Global business through cost control and other measures.

We anticipate generating revenue from hopTo Work during 2016.

Software Service Fees

The decrease in software service fees revenue attributable to our Windows products during the three-month period ended March 31, 2016, as compared to the same period of the prior year, was primarily due to the timing of customer renewals of maintenance contacts.

The decrease in service fees revenue attributable to our UNIX products for the three-month period ended March 31, 2016, as compared with the same period of the prior year, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2016 will be modestly lower than those for 2015, consistent with the modest decreases in GO-Global software license revenue.

Other

The decrease in other revenue was primarily due to a decrease in private labeling fees. Private labeling fees do not comprise a material portion of our revenue streams, nor do we anticipate that they will, and they can vary from period to period.

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

Under accounting principles generally accepted in the United States (“GAAP”), development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. We recorded $0 capitalized software development costs during the three-month periods ended March 31, 2016 and 2015.

Amortization of capitalized software development costs was $2,600 and $54,000 during the three-month periods ended March 31, 2016 and 2015, respectively.

Cost of revenue was 5.3% and 7.1% of total revenue for the three-month periods ended March 31, 2016 and 2015, respectively.

Cost of revenue for the three-month periods ended March 31, 2016 and 2015 was:

			2016 Over (Under) 2015
	2016	2015	Dollars	Percent
Software service costs	$39,400	$41,700	$(2,300)	-5.5%
Software product costs	14,400	62,800	(48,400)	-77.1%
	$53,800	$104,500	$(50,700)	-48.5%

Software service costs decreased for the three month period ending March 31, 2016, as compared with 2015 for the same period, as less time was spent on customer service issues, primarily due to the mature state of our GO-Global products. We anticipate that customer service costs will increase in 2016, as compared with 2015, as we release further commercial versions of hopTo and new versions of products within the GO-Global family

The decrease in software product costs was almost entirely due to decreased amortization of capitalized software development cost in both Go Global and hopTo Work. Upon release of the commercial version of hopTo in late 2013, we began charging certain costs associated with it, including amortization of capitalized software development costs, and the costs of third party software we have licensed into hopTo, to cost of revenue. During 2015, the Company wrote down certain capitalized software development costs totaling $182,400. These costs were associated solely with the hopTo consumer product which we do not anticipate to monetize during the period in which these costs were scheduled to be amortized. For the reasons outlined above, we expect 2016 costs of revenue to be lower than 2015 levels.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended March 31, 2016 decreased by $183,000 or 36.6%, to $317,100, from $500,100 for the same period of 2015, and represented approximately 31.5% and 34.0% of revenue during these periods, respectively.

The decrease in selling and marketing expenses was due to a combination of lower headcount and a decrease in advertising and promotional costs associated with hopTo Work as we have focused primarily on our joint marketing efforts with Citrix Systems.

We expect to maintain our sales and marketing efforts in 2016 for hopTo Work, and for anticipated GO-Global releases at a level consistent with the second half of 2015; accordingly, we expect 2016 sales and marketing expenses to be lower than 2015 levels.

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

General and administrative expenses decreased by $229,700, or 25.3%, to $678,100, for the three-month period ended March 31, 2016, from $907,800 for the same period of 2015, and represented approximately 67.3% and 61.7% of revenue during these periods, respectively.

The decrease in general and administrative expense was primarily due to a combination of decreased rent expense associated with lower net operating leases, decreased legal expenses associated with activity related to our patents and other lower costs associated with investor relations.

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

Research and development expenses decreased by $279,100, or 24.0%, to $885,800, for the three-month period ended March 31, 2016, from $1,164,900 for the same period of 2015, and represented approximately 87.9% and 79.2% of revenue for these periods, respectively.

The decrease in research and development expense is primarily due to lower employee costs associated with lower headcount, lower payments to contract programmers, and lower operating rent expense.

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

Other Income (Expense) - Change in Fair Value of Warrants Liability

During the three-month period ended March 31, 2016, we reported non-cash loss related to the change in fair value of our Warrants Liability of $47,300, and during the same period of the prior year, we reported non-cash expense of $55,100 related to the change in fair value of our Warrants Liability. Such changes resulted from price changes in the market value for our common stock and can vary from period to period due to the exercise and/or issuance of warrants accounted for under the liability method. For further information regarding our Warrants Liability, see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

Based on the foregoing, we reported net losses of $974,900 and $1,263,000 for the three-month periods ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Our reported net loss for the three-month period ended March 31, 2016 of $974,900 included three non-cash items: depreciation and amortization of $28,400, which was primarily comprised of depreciation of fixed assets; stock-based compensation expense of $86,200; and a loss in the change in value of our warrants liability of $47,300.

We are aggressively looking at ways to improve our revenue stream through the development, marketing and sale of new products. We have also streamlined our GO-Global operations in order to align its cost structure with its sales. We also pursue and evaluate strategic partnerships and other opportunities. Should business investment or combination opportunities present themselves to us, and should such opportunities appear to make financial sense and add value for our shareholders, we will consider those opportunities.

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

Based on our cash on hand as of March 31, 2016 and cash from operations of our legacy GO-Global business, we believe that we will have sufficient capital resources to support only basic operations for at least the next twelve months, such as ongoing Go-Global business and modest advancement of hopTo Work. However, executing our plans for hopTo Work in any substantial way would require either significant revenue from our hopTo Work product or new capital from issuances of debt or equity.

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

Cash

As of March 31, 2016, our cash balance was $1,073,000, as compared with $1,777,300 as of December 31, 2015, a decrease of $704,300, or 39.6%. The decrease primarily resulted from the cash used in our operations.

Accounts Receivable, net

At March 31, 2016 and December 31, 2015, we reported accounts receivable, net, of $433,100 and $434,900, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $14,800 and $17,300 at March 31, 2016 and December 31, 2015, respectively. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of March 31, 2016, we had current assets of $1,655,100 and current liabilities of $3,253,300, which netted to a working capital deficit of $1,598,200. Included in current liabilities was the current portion of deferred revenue of $1,988,600.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016, other than to update the following risk factor:

Our operations consume cash and we will need to raise additional capital in the future to fund our continued operating needs.

As of March 31, 2016, our cash balance was $1,073,000 as compared with $1,777,300 as of December 31, 2015, a decrease of $704,300, or 36.9%. The decrease resulted from the cash consumed by our operations, as well as the investments we made in fixed assets, and employee costs, primarily associated with our new products development team.

Based on our cash on hand as of March 31, 2016, and cash from operations of our legacy GO-Global business, we believe that we will have sufficient capital resources to support only basic operations for at least the next twelve months, such as ongoing GO-Global business and modest advancement of hopTo Work. However, executing our plans for hopTo Work in any substantial way would require either significant revenue from our hopTo Work product or new capital from issuances of debt or equity.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended March 31, 2016.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)
101*	The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015, (iii) Unaudited Condensed Statements of Stockholder’s Deficit for the Three Months Ended March 31, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.
(Registrant)

Date:	May 13, 2016		Date:	May 13, 2016

By:	/s/ Eldad Eilam		By:	/s/ Jean-Louis Casabonne
	Eldad Eilam			Jean-Louis Casabonne
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer and
Principal Accounting Officer)

