Form 10-Q
period 2016-06-30
hopTo Inc.
filed 2016-08-15
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

Commission File Number: 0-21683

hopTo Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3899021
(State of incorporation)	(IRS Employer
Identification No.)

51 Campbell Avenue, Suite 128

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

Yes[X] No [  ]

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

As of August 11, 2016, there were 9,927,847 issued and outstanding shares of the registrant’s common stock, par value $0.0001.

hopTo Inc.

FORM 10-Q

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●

The substantial doubt that exists as to our ability to continue as a going concern; the success of our new products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;

●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;

●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; and

●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016, the updated risk factor in this Quarterly Report on Form 10-Q, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash	$663,200	$1,777,300
Accounts receivable, net	290,800	434,900
Prepaid expenses	79,900	139,200
Total Current Assets	1,033,900	2,351,400

Capitalized software development costs, net	200	20,800
Property and equipment, net	200,200	252,500
Other assets	109,000	109,000
Total Assets	$1,343,300	$2,733,700

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,078,400	$1,018,000
Deferred revenue	1,844,800	2,467,000
Deferred rent	60,900	21,000
Capital lease	8,800	8,400
Total Current Liabilities	2,992,900	3,514,400

Warrants liability	60,200	31,600
Deposit liability	81,400	81,400
Deferred revenue	1,768,700	1,465,800
Deferred rent	15,100	26,700
Capital lease	2,300	6,800
Total Liabilities	4,920,600	5,126,700

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,761,782 and 9,731,233 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	14,600	14,600
Additional paid-in capital	78,417,500	78,189,300
Accumulated deficit	(82,009,400)	(80,596,900)
Total Stockholders’ Deficit	(3,577,300)	(2,393,000)
Total Liabilities and Stockholders’ Deficit	$1,343,300	$2,733,700

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$958,600	$1,358,800	$1,965,900	$2,829,900
Costs of revenue	67,400	105,800	121,200	210,300
Gross profit	891,200	1,253,000	1,844,700	2,619,600
Operating expenses:
Selling and marketing	253,600	453,600	570,700	953,700
General and administrative	614,900	771,300	1,293,000	1,679,100
Research and development	483,600	1,101,200	1,369,400	2,266,100
Total operating expenses	1,352,100	2,326,100	3,233,100	4,898,900
Loss from operations	(460,900)	(1,073,100)	(1,388,400)	(2,279,300)
Other income (expense) - change in fair value of warrants liability	22,200	184,400	(25,100)	129,300
Other income (expense), net	2,000	300	2,600	(300)
Loss before provision for income tax	(436,700)	(888,400)	(1,410,900)	(2,150,300)
Provision for income tax	900	1,500	1,600	2,600
Net Loss	$(437,600)	$(889,900)	$(1,412,500)	$(2,152,900)
Basic and diluted loss per share	$(0.04)	$(0.12)	$(0.14)	$(0.29)
Average weighted common shares outstanding – basic and diluted	9,752,821	7,556,446	9,752,417	7,538,441

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.
Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding
Beginning balance	9,731,233	7,502,814
Employee stock option issuances	—	6,000
Vesting of restricted stock awards	30,549	63,694
Ending balance	9,761,782	7,572,508

Common stock - amount
Beginning balance	$14,600	$11,200
Vesting of restricted stock awards	—	200
Ending balance	$14,600	$11,400

Additional paid-in capital
Beginning balance	$78,189,300	$74,600,700
Stock-based compensation expense	229,700	412,400
Company payment of employee taxes for stock-based compensation	(1,600)	(10,800)
Proceeds from exercise of employee stock options	—	4,900
Reclassification of warrants liability to equity (2014 PIPE)	—	407,300
Other Rounding	100	(100)
Ending balance	$78,417,500	$75,414,400

Accumulated deficit
Beginning balance	$(80,596,900)	$(76,205,800)
Net loss	(1,412,500)	(2,152,900)
Ending balance	$(82,009,400)	$(78,358,700)
Total Stockholders’ (Deficit)	$(3,577,300)	$(2,932,900)

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(1,412,500)	$(2,152,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,800	170,400
Write-down of capitalized purchased technology	15,500	—
Stock-based compensation expense	229,700	412,400
Company payment of employee taxes for stock-based compensation	(1,600)	(10,800)
Change in fair value of derivative instruments – warrants	25,100	(129,300)
Accretion of warrants liability for consulting services	3,500	(14,300)
Changes in deferred rent	28,300	(20,500)
Changes to allowance of doubtful accounts	(2,400)	(16,700)
Revenue deferred to future periods	630,700	1,542,200
Recognition of deferred revenue	(950,000)	(2,033,300)
Changes in severance liability	(5,900)	—
Gain on disposal of fixed assets	(1,800)	—
Interest accrued for capital lease	600	700
Changes in operating assets and liabilities:
Accounts receivable	146,500	1,746,500
Prepaid expenses	59,300	(5,300)
Accounts payable and accrued expenses	66,300	138,100
Net Cash Used in Operating Activities	(1,113,900)	(372,800)

Cash Flows Used In Investing Activities:
Proceeds from sale of equipment	4,500	—
Capital expenditures	—	(5,100)
Net Cash Provided by (Used In) Investing Activities	4,500	(5,100)

Cash Flows Provided By Financing Activities:
Payment for capital lease	(4,700)	(4,500)
Proceeds from exercise of employee stock options	—	4,900
Net Cash (Used In) Provided By Financing Activities	(4,700)	400

Net Decrease in Cash	(1,114,100)	(377,500)
Cash - Beginning of Period	1,777,300	1,557,100
Cash - End of Period	$663,200	$1,179,600

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016 (“2015 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2016 or any future period.

2. Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

We have incurred significant net losses since our inception. For the three and six months ended June 30, 2016, the Company incurred losses from operations of $437,600 and $1,412,500. At June 30, 2016, the Company had an accumulated deficit of $82,009,400 and a working capital deficit of $1,959,000. Due to our inability to date to generate meaningful revenue from our hopTo Work business and our most recent estimation that revenue from this product is unlikely in any reasonable time frame, our cash resources will not be sufficient to fund our business for the next 12 months. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

These factors raise substantial doubt about our ability to continue as a going concern.

In order to maintain operations, we previously implemented significant expense reductions, including a limited number of employee layoffs, and have decided to implement further costs cuts and employment reductions.

We have worked extensively to explore additional sources of capital including the issuance of new shares, securing debt financing, and the sale of assets including certain of our software products and patents. Although this process is ongoing and we are in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide the Company with the required liquidity to remove the substantial doubt as to our ability to continue as a going concern. We are also in discussions with some parties about the possibility of other strategic transactions although there is no guarantee that these discussions will result in an actual transaction.

The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above.

3. Significant Accounting Policies

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

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. An aggregate of $0 and $5,900 is reported as severance liability at June 30, 2016 and December 31, 2015, respectively.

Software Development Costs

We capitalize software development costs incurred from the time technological feasibility of the software is established until the software is available for general release, in accordance with GAAP. Such capitalized costs are subsequently amortized as costs of revenue over the shorter of three years or the remaining estimated useful life of the product.

Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred. See discussion at Note 11 for an impairment charge taken during the three month period ended June 30, 2016.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During the three month period ended June 30, 2016, we determined that an impairment of $15,500 existed with certain capitalized software development costs associated with our hopTo Work product and recognized that cost as part of cost of revenue. No such impairment charge was recorded during either of the three or six-month periods ended June 30, 2015.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended June 30, 2016 and 2015:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2016	$14,800	$—	$—	$100	$14,900
2015	22,900	—	—	(7,000)	15,900

The following table sets forth the details of the Allowance for Doubtful Accounts for the six-month periods ended June 30, 2016 and 2015:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2016	$17,300	$—	$—	$(2,400)	$14,900
2015	32,600	—	—	(16,700)	15,900

Concentration of Credit Risk

For the three and six-month periods ended June 30, 2016 and 2015, respectively, we considered the customers listed in the following tables to be our most significant customers. The tables set forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of June 30, 2016 and 2015.

	Three Months Ended June 30, 2016	As of June 30, 2016	Three Months Ended June 30, 2015
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Centric	7.3%	16.2%	5.3%	3.9%
Elosoft	8.1%	5.4%	15.6%	1.4%
GE	6.2%	2.9%	1.4%	4.1%
KitASP	4.8%	12.8%	2.4%	6.8%
Marvell	5.7%	14.7%	3.6%	10.1%
Siae Microelecttronica	3.7%	9.5%	2.3%	0.0%
Uniface	9.6%	7.5%	0.7%	1.6%
Xerox	6.4%	0.1%	4.3%	0.0%
Total	51.8%	69.1%	35.6%	27.9%

	Six Months Ended June 30, 2016	As of June 30, 2016	Six Months Ended June 30, 2015
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	5.7%	0.7%	4.1%	21.7%
Centric	6.8%	16.2%	3.6%	3.9%
Elosoft	8.1%	5.4%	13.1%	1.4%
KitASP	4.3%	12.8%	4.4%	6.8%
Marvell	2.7%	14.7%	1.9%	10.1%
Siae Microelecttronica	3.4%	9.5%	1.2%	0.0%
Thermo LabSystems	5.7%	3.5%	2.6%	3.5%
Uniface	6.1%	7.5%	9.0%	1.6%
Total	42.8%	70.3%	39.9%	49.0%

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

As of June 30, 2016, all of our $60,200 Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 5).

Recent Accounting Pronouncements

In May 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 affect only some of the narrow aspects of Topic 606 including the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, and treatment of certain contract modifications at transition. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. We are currently evaluating the impact that adoption of this new standard will have on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The ASU is part of the Board’s simplification initiative aimed at reducing complexity in accounting standards and requires companies to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. Although ASU 2015-17 isn’t required for public companies to implement until fiscal years beginning after December 15, 2016 (and private companies until fiscal years beginning after December 15, 2017), early adoption is allowed. We have decided to adopt ASU 2015-17 early and have classified all of our deferred tax assets and liabilities as noncurrent on the balance sheet. We early adopted ASU 2015-17 as the Company considers this change an improvement in the usefulness of information provided to users of the Company’s financial statements. The Company applied the standard prospectively and did not retrospectively adjust any prior periods. Retrospective adjustments were immaterial to the Company’s total current assets and the adoption had no impact on our results of operation.

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

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05 “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). The objective of ASU 2015-05 is to provide guidance to reporting entities in the accounting for fees paid in a cloud computing arrangement. Specifically, if a cloud computing arrangement includes a software license, then the entity should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the entity should account for the arrangement as a service contract. The guidance will not change GAAP for an entity’s accounting for service contracts. The amendments in this ASU are effective for annual periods beginning after December 15, 2015, including interim periods within those annual periods. Therefore, ASU 2015-05 is now effective. Adoption of this standard has had no impact on our results of operations, cash flows or financial position as the Company has no cloud computing arrangements to which it applies.

In August 2014, FASB issued ASU No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40)”. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in the update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Therefore ASU 2014-15 is now effective. We have evaluated the going concern considerations in this ASU and have determined that it is appropriate to provide additional disclosure to our financial statements (see Note 2).

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

4. Property and Equipment

Property and equipment was:

	June 30, 2016	December 31, 2015
Equipment	$284,900	$313,700
Furniture	233,900	233,900
Leasehold improvements	167,600	167,600
	686,400	715,200
Less: accumulated depreciation and amortization	486,200	462,700
	$200,200	$252,500

Aggregate property and equipment depreciation and amortization expense was $23,800 during the three-month period ended June 30, 2016, and $49,600 during the six-month period ended June 30, 2016. During the six month period ended June 30, 2016, we disposed equipment with a combined net book value of $2,700.

5. Liability Attributable to Warrants

On January 7, 2014, we entered into a securities purchase agreement (the “SPA”) with a limited number of institutional investors, pursuant to which we issued and sold for cash an aggregate 723,333 shares of our common stock at a purchase price of $4.50 per share (See Note 12). We also issued warrants to the investors for no additional consideration to purchase an aggregate 376,667 shares of our common stock at an exercise price of $6.00 per share from January 7, 2014 through January 7, 2019.

Under certain conditions of the SPA that were to expire on January 7, 2015, we could have been required to issue a variable number of additional warrants to the investors at a below-market value exercise price. Accordingly, we have concluded that the warrants issued to the investors are not indexed to our common stock; therefore, the fair value of these warrants was recorded as a liability of $1,356,000 on January 7, 2014 on our Balance Sheet. Since these conditions did not occur as of January 7, 2015, we have reclassified the warrant from liability to equity.

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

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants. The exercise price for warrants issued in conjunction with the 2011 Transaction, including those issued to the placement agent, was either $3.00 or $3.90 per share, and was $3.90 per share for the warrants issued to ipCapital. The warrants issued to the placement agent included anti-dilution provisions for repricing of the warrants in the event that future issuances of stock by hopTo met certain conditions. The 2015 Private Placement (Note 12) met those conditions and resulted in the placement agent warrants being repriced from $3.00 and $3.90 to $2.55 and $3.30, respectively.

The fair market value of our common stock was $1.30 and $1.80 per share as of June 30, 2016 and 2015, respectively. We used a binomial pricing model to determine the fair value of our warrants liability as of June 30, 2016 and December 31, 2015, the balance sheet dates, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Transaction
June 30, 2016	108%	—	0.18	1.2	0.26%	—
December 31, 2015	132%	—	0.68	3.5	0.43%	—
ipCapital
June 30, 2016	125%	—	0.29	1.2	0.26%	—
December 31, 2015	127%	—	0.79	4.0	0.54%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2016:

Warrants liability – December 31, 2015 fair value	$31,600
Change in fair value of warrant liability recorded in other expense	25,100
Change in fair value of warrant liability recorded in general and administrative expense	3,500
Warrants liability – June 30, 2016 fair value	$60,200

The following tables reconcile the total number of warrants outstanding for the periods indicated:

	For the Three-Month Period Ended June 30, 2016
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	686,833	—	—	—	686,833
2014 Transaction	376,667	—	—	—	376,667
Exercise Agreement	300,000	—	—	—	300,000
ipCapital	26,667	—	—	—	26,667
Consultant Warrant	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,411,619	—	—	—	1,411,619

	For the Three-Month Period Ended June 30, 2015
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	686,833	—	—	—	686,833
2014 Transaction	376,667	—	—	—	376,667
ipCapital	300,000	—	—	—	300,000
Exercise Agreement	26,667	—	—	—	26,667
Consultant Warrant	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,411,619	—	—	—	1,411,619

	For the Six-Month Period Ended June 30, 2016
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	686,833	—	—	—	686,833
2014 Transaction	376,667	—	—	—	376,667
Exercise Agreement	300,000	—	—	—	300,000
ipCapital	26,667	—	—	—	26,667
Consultant Warrant	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,411,619	—	—	—	1,411,619

	For the Six-Month Period Ended June 30, 2015
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	686,833	—	—	—	686,833
2014 Transaction	376,667	—	—	—	376,667
Exercise Agreement	300,000	—	—	—	300,000
ipCapital	26,667	—	—	—	26,667
Consultant Warrant	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,411,619	—	—	—	1,411,619

6. Severance Liability

In August of 2015 we agreed to provide a terminated employee a lump sum payment of $15,000 and six months of medical coverage payments which ended on March 2, 2016.

As of June 30, 2016 and December 31, 2015, an aggregate of $0 and $5,900, respectively, remained outstanding associated with the severance liabilities. During the six-month period ended June 30, 2016 and 2015, we made total payments of $5,900 and $0 to individuals whom these severance amounts were due.

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

As of June 30, 2016 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$21,200	$(37,800)	$(16,600)
Deferred rent benefit	39,700	52,900	92,600
	$60,900	$15,100	$76,000

As of December 31, 2015 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$(18,700)	$(46,100)	$(64,800)
Deferred rent benefit	39,700	72,800	112,500
	$21,000	$26,700	$47,700

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

8. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2016 and 2015, respectively, by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Classification	2016	2015	2016	2015
Costs of revenue	$100	$2,000	$3,200	$5,000
Selling and marketing expense	50,300	29,500	64,400	58,800
General and administrative expense	41,900	130,500	95,000	298,600
Research and development expense	51,200	28,100	67,100	50,000
	$143,500	$190,100	$229,700	$412,400

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended June 30, 2016.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – March 31, 2016	696,189	$2.63
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding – June 30, 2016	696,189	$2.63	6.42	$22,400

The following table presents summaries of the status and activity of our stock option awards for the six-month period ended June 30, 2016.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2015	705,990	$2.63
Granted	—	—
Exercised	—	—
Forfeited or expired	(9,801)	2.89
Outstanding – June 30, 2016	696,189	$2.63	6.42	$22,400

Of the options outstanding as of June 30, 2016, 560,698 were vested, 134,990 were estimated to vest in future periods and 501 were estimated to be forfeited prior to their vesting. As of June 30, 2016, there was approximately $77,800 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. Such cost is expected to be recognized over a weighted-average period of approximately six months.

All options are exercisable immediately upon grant. Options vest ratably, generally over a 33-month period commencing in the fourth month after the grant date. We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

The following table presents summaries of the status and activity of our restricted stock awards for the three-month period ended June 30, 2016. We include the common stock underlying the restricted stock award in shares outstanding once such common stock has vested and the restriction has been removed (“releases” or “released”). The common stock vests ratably, generally over a 33-month period commencing in the fourth month after the award date.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – March 31, 2016	90,704	$2.27
Awarded	35,000	1.65
Released	(17,274)	2.37
Forfeited	(1,529)	0.16
Unreleased – June 30, 2016	106,901	$2.06	1.11	$139,300

The following table presents summaries of the status and activity of our restricted stock awards for the six-month period ended June 30, 2016.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – December 31, 2015	106,586	$2.31
Awarded	35,000	1.65
Released	(30,549)	2.43
Forfeited	(4,136)	1.95
Unreleased – June 30, 2016	106,901	$2.06	1.11	$139,300

As of June 30, 2016, there was approximately $139,300 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. That cost is expected to be recognized over a weighted-average period of approximately twenty-four months.

9. Revenue

Revenue for the three-month periods ended June 30, 2016 and 2015 was:

			2016 Over (Under) 2015
Revenue	2016	2015	Dollars	Percent
Software Licenses
Windows	$261,600	$442,300	$(180,700)	-40.9%
UNIX/Linux	60,800	244,100	(183,300)	-75.1%
	322,400	686,400	(364,000)	-53.0%
Software Service Fees
Windows	470,500	482,200	(11,700)	-2.4%
UNIX/Linux	155,000	178,900	(23,900)	-13.4%
	625,500	661,100	(35,600)	-5.4%
Other	10,700	11,300	(600)	-5.3%
Total Revenue	$958,600	$1,358,800	$(400,200)	-29.5%

Revenue for the six-month periods ended June 30, 2016 and 2015 was:

			2016 Over (Under) 2015
Revenue	2016	2015	Dollars	Percent
Software Licenses
Windows	$551,700	$1,056,300	$(504,600)	-47.8%
UNIX/Linux	145,200	414,100	(268,900)	-64.9%
	696,900	1,470,400	(773,500)	-52.6%
Software Service Fees
Windows	922,500	968,000	(45,500)	-4.7%
UNIX/Linux	324,300	367,200	(42,900)	-11.7%
	1,246,800	1,335,200	(88,400)	-6.6%
Other	22,200	24,300	(2,100)	-8.6%
Total Revenue	$1,965,900	$2,829,900	$(864,000)	-30.5%

10. Costs of Revenue

Costs of revenue for the three-month periods ended June 30, 2016 and 2015 were:

			2016 Over (Under) 2015
	2016	2015	Dollars	Percent
Software service costs	$36,600	$42,900	$(6,300)	-14.7%
Software product costs	30,800	62,900	(32,100)	-51.0%
	$67,400	$105,800	$(38,400)	-36.3%

Costs of revenue for the six-month periods ended June 30, 2016 and 2015 were:

			2016 Over (Under) 2015
	2016	2015	Dollars	Percent
Software service costs	$76,000	$84,600	$(8,600)	-10.2%
Software product costs	45,200	125,700	(80,500)	-64.0%
	$121,200	$210,300	$(89,100)	-42.4%

11. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	June 30, 2016	December 31, 2015
Software development costs	$490,400	$518,800
Accumulated amortization	(490,200)	(498,000)
	$200	$20,800

Amortization of capitalized software development costs is reported as a component of costs of revenue. Capitalized software development costs amortization aggregated $2,600 and $54,000 during the three-month periods ended June 30, 2016 and 2015, respectively, and $5,100 and $108,000 during the six-month periods ended June 30, 2016 and 2015, respectively.

We recorded $0 capitalized software development costs during the three-month and six-month periods ended June 30, 2016 and 2015, respectively.

During the three month period ended June 30, 2016, we determined that an impairment of $15,500 existed with certain capitalized software development cost associated with hopTo Work which may not be monetized during the period in which these costs were scheduled to be amortized. These impairment costs are in addition to the amortization costs detailed above.

12. Stockholders’ Equity

2015 Private Placement

On July 24, 2015 we entered into a securities purchase agreement and subscription agreement, pursuant to which we issued and sold for cash an aggregate of 2,105,919 shares of our common stock at a purchase price of $1.21 per share. We derived gross proceeds of $2,550,500 from this placement.

2014 Private Placement

During the three-month period ended March 31, 2014, we issued and sold for cash an aggregate of 753,333 shares of our common stock at a purchase price of $4.5 per share in the 2014 private placement that resulted in gross proceeds of $3,390,000 (See Note 5).

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

The following table sets forth the minimum lease payments we will be required to make throughout the remainder of the lease:

Year	Amount
Remainder of 2016	$56,000
2017	114,300
2018	68,300
$238,600

14. Supplemental Disclosure of Cash Flow Information

We disbursed $600 and $700 for the payment of interest expense during the six-month periods ended June 30, 2016 and 2015, respectively.

We disbursed $800 and $2,100 for the payment of income taxes during the six-month periods ended June 30, 2016 and 2015, respectively. Such disbursement was made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs, Ltd.

During the six-month period ended June 30, 2016, we increased our warrants liability by $28,600, and decreased by $129,300 for the same periods in the prior year, which was recorded in the Condensed Consolidated Statement of Operations. Such increase for the six-month ended June 30, 2016 reflected the aggregate fair value adjustments we recorded during such period and in addition to reclassifying our 2014 PIPE warrant to equity. No cash was disbursed in conjunction with these items (See Note 5).

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

For the three-month periods ended June 30, 2016 and 2015, 2,214,709 and 2,289,322 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

For the six-month periods ended June 30, 2016 and 2015, 2,214,709 and 2,289,322 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

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

Revenue by country for the three-month and six-month periods ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$365,600	$616,800	$787,200	$1,368,300
Brazil	155,300	246,100	295,200	415,600
Other countries	437,700	495,900	883,500	1,046,000
	$958,600	$1,358,800	$1,965,900	$2,829,900

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

For the three and six-month periods ended June 30, 2016 and 2015, there were no services performed, additional charges incurred or payments made to ipCapital under the agreement.

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

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock and should be recorded as a liability. We recognize the warrants liability over their vesting period, and in accordance with the liability method of accounting, we re-measure the fair value of the accrued warrants at each balance sheet date and recognize the change in fair value as general and administrative compensation expense (See Note 5). We recognized $(800) and $13,900 as a component of general and administrative expense during the three-month periods ended June 30, 2016 and 2015, respectively, and $3,500 and $14,200 during the six-month periods ended June 30, 2016 and 2015, respectively, resulting from the change in fair value.

ipCapital Licensing Company I, LLC

In February 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”) (the “IP Brokerage Agreement”). At the time that we entered into this agreement, John Cronin was a partner at ipCLC. He is no longer affiliated with ipCLC. Pursuant to the IP Brokerage Agreement, we engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. In June 2016, we determined that the IP Brokerage Agreement is no longer in effect since ipCLC no longer exists as an entity.

18. Subsequent Event

In connection with the preparation of this Quarterly Report on Form 10-Q, we concluded that there is substantial doubt about our ability to continue as a going concern subsequent to the end of the June 2016 quarter.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Update on hopTo Plans

We have been developing our hopTo family of products since 2012 and have released several versions of hopTo Work. We believe that we have provided a unique solution for a problem that has been acknowledged as a significant market opportunity, and we have received acknowledgment from independent industry experts, prospective customers and partners that our solution to the problem is unique and has value.

However, the market for products such as hopTo Work is still in its early stages and despite our best efforts to date with our limited resources we have not been able to gain sufficient market traction to generate meaningful revenue from our hopTo products. We have determined that given our capital constraints, it is unlikely that we will realize meaningful revenue from our hopTo products in the foreseeable future. As we previously disclosed, we sought a business opportunity with Citrix Systems, which would have been material to us. However, to date such opportunity, and other opportunities we were pursuing, have not materialized, and based on our most recent contact with these potential partners, we believe it is not likely that these opportunities will occur in any reasonable time frame. On the other hand, we have also determined, based on discussions to date, that we may be able to extract value from the technology, intellectual property and software that we have built and are currently working to do so at this time. Although there is no certainty as to timing or success of these efforts, and shareholders should not place any significant reliance on the outcome of such efforts unless and until definitive agreements are reached, this may include the sale of certain of our hopTo software products, the sale of patents, and the monetization of the GO-Global business or some combinations of these transactions (See Note 2 to our Notes to Unaudited Condensed Consolidated Financial Statements).

The following description of our business and business opportunities is expressly qualified by the preceding statement and the going concern disclosure in Note 2 to our Unaudited Condensed Consolidated Financial Statements.

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

Over the years, we have also made significant investments in intellectual property (“IP”). We have filed many patents designed to protect the new technologies embedded in hopTo.

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters are located at 51 East Campbell Ave, Campbell, California, 95008, our toll-free phone number is 1-800-472-7466, and our phone number for local and international calls is 408-688-2674. We have an office in Concord, New Hampshire, and we have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.hopto.com. The information on our website is not part of this quarterly report.

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

The hopTo Work Product

In March 2014, we announced our hopTo Work product which was subsequently released on November 11, 2014. hopTo Work builds upon the hopTo product (discussed below), bringing its core mobile productivity features to SMB/Enterprise users, with additional security and manageability functions. It targets Information Technology (“IT”) departments that are concerned with protecting and managing access to sensitive data, controlling access to business applications, compliance with internal policies and, in some cases, government regulations.

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

●	The ability to access and manage all of the user’s files and documents, no matter where they are stored. This includes enterprise document management systems, enterprise-class network servers and cloud storage services, or the user’s PC.

●	The ability to view, create, edit, manage, and share files through a native touch-screen mobile device interface rather than apps designed for legacy PC desktops with keyboards and mice.

●	The ability to access Windows applications and use them in a touch-friendly manner consistent with end user expectations for mobile devices.

●	The ability to access web applications based on Microsoft Internet Explorer and the additional technologies incorporated into those apps such as Java, Flash, ActiveX, and Microsoft Silverlight, all of which are not readily operable from iOS or Android based devices.

●	The ability to multitask, which means working with multiple documents and applications at the same time, side-by-side. The iPad is inherently a single document environment, which we believe is a major shortcoming for most users.

●	The ability to view, create, and edit Microsoft Office documents that are 100% compatible with Microsoft Office, thus allowing users to collaborate with other users who are using Microsoft Office on a Mac or a Windows PC.

●	The ability to address the problems of document sprawl, giving users easy access to manage, search, and browse the data they need across storage devices and cloud services, but without allowing sensitive documents to leave the corporate network undetected.

●	The ability for IT departments to implement a “bring-your-own-device” (BYOD) solution that integrates mobile device use into daily workflows and enhances user productivity without compromising security, requiring additional server infrastructure, or putting an additional burden on the user experience.

●	The ability for IT departments to grant and revoke access to anyone for any data anywhere. Employees must have the ability to access corporate internal data (documents, files and applications) efficiently but without jeopardizing security.

hopTo Target Markets

We view hopTo Work, with its additional application mobilization, security and manageability features, as a product that appeals to the SMB and Enterprise markets. We expect sales strategies for the hopTo Work versions of the product to involve a combination of strategic partnerships with various relevant enterprise software companies, a sales partner channel, and a direct sales team, however at the present time we lack resources to execute any such strategies. hopTo Work is a paid offering that is currently sold on a perpetual license plus maintenance model. Other models such as subscription based pricing might be made available in the future based on market requirements.

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

hopTo provides powerful document editing capabilities that leverage legacy Windows applications, such as Microsoft Office, to give users a rich, native editing feature set. Its high degree of compatibility with Microsoft Office enables easy collaboration with other users running Microsoft Office on Mac or Windows PCs. hopTo is unique in that it both leverages legacy applications for document editing and provides a touch-friendly user experience that, in our view, none of our competitors have achieved.

The first commercially available version of hopTo was released on November 14, 2013, through the Apple App Store. hopTo currently runs on the Apple iPad family of devices, and we may make it available for other devices, such as the Apple iPhone and for devices based on the Google Android platform. This product is targeted at users who are transitioning from PC to mobile—to provide access to their content regardless of where it’s stored, along with rich document editing capabilities, multitasking, file management, and more. The hopTo product is currently offered free of charge. Based on usage patterns and market acceptance we may, at some point in the future, decide to charge fees for this offering. Our product targeting is suspended currently as we lack the resources to execute such targeting.

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

We also currently hold rights to patents. We occasionally file patent applications to protect innovations arising from our research, development and design, and are currently pursuing additional patent applications.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of August 12, 2016, 173 new patent applications have been filed. Of these 173 applications, 43 patents have been granted by the USPTO. We have also received notice from the USPTO that 8 additional patent applications have been allowed and will ultimately issue as US patents in the next 60-90 days.

ipCapital Licensing Company I, LLC

In February 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”) (the “IP Brokerage Agreement”). At the time that we entered into this agreement, John Cronin was a partner at ipCLC. He is no longer affiliated with ipCLC. Pursuant to the IP Brokerage Agreement, we engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. In June 2016, we determined that the IP Brokerage Agreement is no longer in effect since ipCLC no longer exists as an entity.

Our GO-Global Software Products

Our GO-Global product offerings, which currently are our only revenue source, can be categorized into product families as follows:

25

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

We intend to continue to operate Go-Global, as it remains a viable stand-alone business.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2015 10-K Report and Note 3 to our Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2016 and 2015

The following operating results should be read in conjunction with our critical accounting policies. See Note 2 to our Notes to Unaudited Condensed Consolidated Financial Statements.

Revenue

Revenue for the three-month periods ended June 30, 2016 and 2015 was:

			2016 Over (Under) 2015
Revenue	2016	2015	Dollars	Percent
Software Licenses
Windows	$261,600	$442,300	$(180,700)	-40.9%
UNIX/Linux	60,800	244,100	(183,300)	-75.1%
	322,400	686,400	(364,000)	-53.0%

Software Service Fees
Windows	470,500	482,200	(11,700)	-2.4%
UNIX/Linux	155,000	178,900	(23,900)	-13.4%
	625,500	661,100	(35,600)	-5.4%
Other	10,700	11,300	(600)	-5.3%
Total Revenue	$958,600	$1,358,800	$(400,200)	-29.5%

Revenue for the six-month periods ended June 30, 2016 and 2015 was:

			2016 Over (Under) 2015
Revenue	2016	2015	Dollars	Percent
Software Licenses
Windows	$551,700	$1,056,300	$(504,600)	-47.8%
UNIX/Linux	145,200	414,100	(268,900)	-64.9%
	696,900	1,470,400	(773,5000	-52.6%
Software Service Fees
Windows	922,500	968,000	(45,500)	-4.7%
UNIX/Linux	324,300	367,200	(42,900)	-11.7%
	1,246,800	1,335,200	(88,400)	-6.6%
Other	22,200	24,300	(2,100)	-8.6%
Total Revenue	$1,965,900	$2,829,900	$(864,000)	-30.5%

Our software revenue is currently entirely related to our GO-Global product line, and historically has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of this revenue has been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Many of our resellers (each a “stocking reseller”) purchase software licenses that they hold in inventory until they are resold to the ultimate end user. We defer recognition of revenue from these sales (on our Condensed Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying software licenses to the ultimate end user. Consequently, if any of our significant stocking resellers materially change the rate at which they resell our software licenses to the ultimate end user, our software licenses revenue could be materially impacted.

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

Software Licenses

Software license revenue from Windows products decreased in both three-month periods and six-month periods ended June 30, 2016, as compared with the same periods of the prior year, primarily due to lower license purchases from certain of our OEM partners during the three and six month period June 30, 2016. Certain of these OEM partners had placed unique large orders during same periods in the prior year.

Software licenses revenue from our UNIX/Linux products decreased during three and six-month periods ended June 30, 2016, as compared with the same periods of the prior year, primarily due to lower revenue from certain of our U.S. government customers which placed unique large orders during the prior year period and lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers.

We expect aggregate GO-Global software license revenue in 2016 to be lower than 2015 levels due to lower aggregate revenue from our stocking resellers and our European telecommunications customers. At the same time, we will seek to improve cash flow from the GO-Global business through cost control and other measures.

Software Service Fees

The decrease in software service fees revenue attributable to our Windows products during the three-month and six-month period ended June 30, 2016, as compared to the same period of the prior year, was primarily due to the timing of customer renewals of maintenance contacts.

The decrease in service fees revenue attributable to our UNIX products for the three-month and six-month period ended June 30, 2016, as compared with the same period of the prior year, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a resultant decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2016 will be modestly lower than those for 2015, and will not decrease to the same extent as GO-Global software license revenue.

Other

The decrease in other revenue during the three-month and six-month periods ended June 30, 2016, as compared to the same period in the prior year was primarily due to lower purchase of private labeling fees.

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

Under U.S. Generally Accepted Accounting Principles, development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. During the three-month and six-month periods ended June 30, 2016 and 2015, we did not capitalize any software development costs. Amortization of capitalized software development costs was $2,600 and $54,000 during the three-month periods ended June 30, 2016 and 2015, respectively, and $5,100 and $108,000 during the six-month periods ended June 30, 2016 and 2015, respectively. In addition, during the three-month period ended June 30, 2016, we determined that an impairment existed for certain capitalized development cost of $15,500 associated with the hopTo Work product which were not likely to be monetized during the period in which they were scheduled to be amortized.

Costs of revenue were 7.0% and 7.8% of total revenue for the three-month periods ended June 30, 2016 and 2015, respectively, and 6.2% and 7.4% of total revenue for the six-month periods ended June 30, 2016 and 2015, respectively.

Costs of revenue for the three-month periods ended June 30, 2016 and 2015 were:

			2016 Over (Under) 2015
	2016	2015	Dollars	Percent
Software service costs	$36,600	$42,900	$(6,300)	-14.7%
Software product costs	30,800	62,900	(32,100)	-51.0%
	$67,400	$105,800	$(38,400)	-36.3%

Costs of revenue for the six-month periods ended June 30, 2016 and 2015 were:

			2016 Over (Under) 2015
	2016	2015	Dollars	Percent
Software service costs	$76,000	$84,600	$(8,600)	-10.2%
Software product costs	45,200	125,700	(80,500)	-64.0%
	$121,200	$210,300	$(89,100)	-42.4%

The decrease in software service costs for the three and six-month periods ended June 30, 2016, as compared with the same periods of the prior year, was primarily due to lower customer support costs associated with GoGlobal. Upon release of the commercial versions of hopTo and hopTo Work, we began charging costs associated with supporting the products to costs of revenue. We expect software service costs for 2016 to be lower than those for 2015 as we have been able to reduce headcount costs in this area due to a lower level of effort required.

The decreases in software product costs for the three-month and six-month periods ended June 30, 2016, as compared with the same periods of the prior year, were primarily due to the impairment and resultant write-off of our certain capitalized software development costs in Q4 2015.

We expect that software costs of revenue for 2016 will be lower than 2015 levels, due to these items.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended June 30, 2016 decreased by $200,000, or 44.1%, to $253,600, from $453,600 for the same period of 2015, and represented approximately 26.5% and 33.4% of revenue during these periods, respectively. Selling and marketing expenses for the six-month period ended June 30, 2016 decreased by $383,000, or 40.2%, to $570,700, from $953,700 for the same period of 2015, and represented approximately 29.0% and 33.7% of revenue during these periods, respectively.

The decreases in selling and marketing expenses was due to a combination of lower headcount and a decrease in advertising and promotional costs associated with hopTo Work as we have focused primarily on our joint marketing efforts with Citrix Systems. As noted above, we consider it unlikely that we will make progress on our Citrix Systems efforts in any reasonable time frame.

We expect to essentially eliminate our sales and marketing efforts in 2016 for hopTo Work, and we expect to further reduce our sales and marketing efforts in 2016 for GO-Global releases to a level that is consistent with our financial resources; accordingly, we expect 2016 sales and marketing expenses to be lower than 2015 levels.

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

General and administrative expenses decreased by $156,400, or 20.3%, to $614,900 for the three-month period ended June 30, 2016, from $771,300 for the same period of 2015, and represented approximately 64.1% and 56.8% of revenue during these periods, respectively. General and administrative expenses decreased by $386,100, or 23.0%, to $1,293,000, for the six-month period ended June 30, 2016, from $1,679,100 for the same period of 2015, and represented approximately 65.8% and 59.3% of revenue during these periods, respectively.

The decrease in general and administrative expense was primarily due to a combination of decreased rent expense associated with lower net operating leases, decreased legal expenses associated with activity related to our patents, lower stock compensation expense associated with the decrease of the stock price, and other lower costs associated with investor relations, and decreased outside services expense.

In 2016, we intend to continue these cost controls and to benefit from lower rent expense associated with our new headquarters location. We also intend to further reduce our general and administrative headcount and use of legal service to a level consistent with our financial resources. We therefore expect that our 2016 general and administrative costs will be lower than those for 2015.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $617,600, or 56.1%, to $483,600, for the three-month period ended June 30, 2016, from $1,101,200 for the same period of 2015, and represented approximately 50.4% and 81.0% of revenue for these periods, respectively. Research and development expenses decreased by $896,700, or 39.6%, to $1,369,400, for the six-month period ended June 30, 2016, from $2,266,100 for the same period of 2015, and represented approximately 69.7% and 80.1% of revenue for these periods, respectively.

The decrease in research and development expense is primarily due to lower employee costs associated with lower headcount, lower payments to contract programmers, and lower operating rent expense.

In 2016, we expect to maintain a level of research and development resource lower than the second half of 2015 and continue to benefit from the lower rent expense associated with our new headquarters location. We therefore expect 2016 research and development expenses, net of capitalized software developments costs, to be lower than 2015 levels.

Other Income/Loss - Change in Fair Value of Warrants Liability

During the three and six-month periods ended June 30, 2016 we reported non-cash income and loss related to the change in fair value of our Warrants Liability of $22,200 and $(25,100), respectively, and during the same periods of the prior year, we reported non-cash income of $184,400 and $129,300, respectively. Such changes resulted from price changes in the market value for our common stock and can vary from period to period due to the exercise and/or issuance of warrants accounted for under the liability method. For further information regarding our Warrants Liability, see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

Based on the foregoing, we reported a net loss of $437,600 and $889,900 for the three-month period ended June 30, 2016 and 2015, respectively. Additionally, we reported net losses of $1,412,500 and $2,152,900 for the six-month periods ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

Our reported net loss for the six-month period ended June 30, 2016 of $1,412,500 included three significant non-cash items: depreciation and amortization of $54,800, which was primarily related to amortization of our capitalized software development costs; impairment of capitalized software development cost of $15,500, stock-based compensation expense of $229,700; and a gain in the change in value of our warrants liability of $28,600.

We sold equipment with net book value of $2,700 for $4,500.

See the Update on hopTo Plans at the beginning of this section for a discussion of our plans.

We have incurred significant net losses since our inception. For the three and six-months ended June 30, 2016, the Company incurred losses from operations of $437,600 and $1,412,500. At June 30, 2016, the Company had an accumulated deficit of $82,009,400 and a working capital deficit of $1,959,000. Due to our inability to date to generate meaningful revenue from our hopTo Work business and our most recent estimation that revenue from this product is unlikely in any reasonable time frame, our cash resources will not be sufficient to fund our business for the next 12 months. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

These factors raise substantial doubt about our ability to continue as a going concern (See Note 2 to our Notes to Unaudited Condensed Consolidated Financial Statements).

In order to maintain operations, we previously implemented significant expense reductions, including a limited number of employee layoffs, and have decided to implement further costs cuts and employment reductions.

We have worked extensively to explore additional sources of capital including the issuance of new shares, securing debt financing, and the sale of assets including certain of our software products and patents. Although this process is ongoing and we are in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide the Company with the required liquidity to remove the substantial doubt as to our ability to continue as a going concern. We are also in discussions with some parties about the possibility of other strategic transactions although there is no guarantee that these discussions will result in an actual transaction.

We have streamlined our GO-Global operations in order to align its cost structure with its sales. We also pursue and evaluate strategic partnerships and other opportunities. Should business investment or combination opportunities present themselves to us, and should such opportunities appear to make financial sense and add value for our shareholders, we will consider those opportunities.

For the remainder of 2016, we expect to prioritize the investment of our resources into the maintenance of our existing products and the pursuit of the potential strategic opportunities noted at the beginning of this section. Even with these limited investments, we expect our cash outflow from operations to continue.

Cash

As of June 30, 2016, our cash balance was $663,200, as compared with $1,777,300 as of December 31, 2015, a decrease of $1,114,100, or 62.7%. The decrease primarily resulted from the cash we used in our operations.

Accounts Receivable, net

At June 30, 2016 and December 31, 2015, we reported accounts receivable, net, of $290,800 and $434,900, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $14,900 and $17,300 at June 30, 2016 and December 31, 2015, respectively. The decrease in accounts receivable, net, was mainly due to lower sales during the three and six-month period ended June 30, 2016, as compared same periods ended December 31, 2015. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of June 30, 2016, we had current assets of $1,033,900 and current liabilities of $2,992,900, which netted to working capital deficit of $1,959,000. Included in current liabilities was the current portion of deferred revenue of $1,844,800.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable.

ITEM 1A. Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016:

Our operations consume cash and we will need to raise additional capital in the future to fund our continued operating needs.

As of June 30, 2016, our cash balance was $663,200 as compared with $1,777,300 as of December 31, 2015, a decrease of $1,114,100, or 62.7%. The decrease resulted from the cash consumed by our operations, as well as the investments we made in fixed assets, and employee costs, primarily associated with our new products development team.

We have incurred significant net losses since our inception. For the three and six-months ended June 30, 2016, the Company incurred losses from operations of $437,600 and $1,412,500. At June 30, 2016, the Company had an accumulated deficit of $82,009,400 and a working capital deficit of $1,959,000. Due to our inability to date to generate meaningful revenue from our hopTo Work business and our most recent estimation that revenue from this product is unlikely in any reasonable time frame, our cash resources will not be sufficient to fund our business for the next 12 months. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

These factors raise substantial doubt about our ability to continue as a going concern (See Note 2 to our Notes to Unaudited Condensed Consolidated Financial Statements).

In order to maintain operations, we previously implemented significant expense reductions, including a limited number of employee layoffs, and have decided to implement further costs cuts and employment reductions.

We have worked extensively to explore additional sources of capital including the issuance of new shares, securing debt financing, and the sale of assets including certain of our software products and patents. Although this process is ongoing and we are in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide the Company with the required liquidity to remove the substantial doubt as to our ability to continue as a going concern. We are also in discussions with some parties about the possibility of other strategic transactions although there is no guarantee that these discussions will result in an actual transaction.

Our hopTo Plans Require Capital. If These Plans Cannot be Timely Executed, We May Not Be Able to Execute These Plans.

Our plans for the Company involve seeking potential asset sales, strategic transactions or other monetization opportunities. The time required to properly execute and explore such transactions might exceed the time our available capital provides us. While we are using our best efforts to extend the time we have to realize maximum value of our assets and properties, it is possible we will lack the assets and resources to properly market these assets, which would likely result in a much lower sale price. Even if we have adequate capital, there is no assurance that any strategic transaction will occur on acceptable terms, in an acceptable time frame or at all. A failure to execute any such transaction in a reasonable time will likely result in a material adverse effect on the remaining value of the hopTo assets. While we intend to preserve our viable Go-Global business, it will likely decline over a longer term absent additional investment, which at present is not likely to occur.

Citrix Dependency

A significant portion of our future business opportunity depends on the success of our integration of hopTo Work with Citrix HDX which, in turn, is highly dependent on cooperation and interest from Citrix Systems. We have no legal commitment from Citrix to cooperate with us or to support our HDX efforts. We believe Citrix has lost interestin our HDX product, which makes it likely that we will be unable to exploit our HDX product integration, likely causing us to lose our single largest business opportunity.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended June 30, 2016.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101*	The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.
(Registrant)

Date:	August 15, 2016		Date:	August 15, 2016

By:	/s/ Eldad Eilam		By:	/s/ Jean-Louis Casabonne
	Eldad Eilam			Jean-Louis Casabonne
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer and
Principal Accounting Officer)

