Form 10-Q
period 2016-09-30
hopTo Inc.
filed 2016-11-21
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 15, 2016, there were issued and outstanding 9,804,462 shares of the registrant’s common stock, par value $0.0001.

hopTo Inc.

FORM 10-Q

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	the substantial doubt that exists as to our ability to continue as a going concern;

●	the success of our new products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;

●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;

●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; and

●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2016, the updated risk factor in our Quarterly Report on Form 10-Q which was filed with SEC on August 15, 2016, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash	$364,100	$1,777,300
Accounts receivable, net	150,500	434,900
Prepaid expenses	98,300	139,200
Total Current Assets	612,900	2,351,400

Capitalized software development costs, net	—	20,800
Property and equipment, net	161,600	252,500
Other assets	109,000	109,000
Total Assets	$883,500	$2,733,700

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$885,000	$1,018,000
Deferred revenue	1,705,100	2,467,000
Deferred rent	61,600	21,000
Capital lease	9,000	8,400
Other current liabilities	392,900	—
Total Current Liabilities	3,053,600	3,514,400

Warrants liability	—	31,600
Deposit liability	81,400	81,400
Deferred revenue	1,704,600	1,465,800
Deferred rent	9,300	26,700
Capital lease	—	6,800
Total Liabilities	4,848,900	5,126,700

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,804,462 and 9,731,233 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	14,700	14,600
Additional paid-in capital	78,491,300	78,189,300
Accumulated deficit	(82,471,400)	(80,596,900)
Total Stockholders’ Deficit	(3,965,400)	(2,393,000)
Total Liabilities and Stockholders’ Deficit	$883,500	$2,733,700

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$898,500	$1,128,800	$2,864,400	$3,958,700
Costs of revenue	8,300	108,900	129,500	319,200
Gross profit	890,200	1,019,900	2,734,900	3,639,500

Operating expenses:
Selling and marketing	93,900	419,800	664,600	1,373,500
General and administrative	821,600	773,300	2,114,600	2,452,400
Research and development	491,500	1,038,400	1,860,900	3,304,500
Total operating expenses	1,407,000	2,231,500	4,640,100	7,130,400

Loss from operations	(516,800)	(1,211,600)	(1,905,200)	(3,490,900)

Other income (expense):
Change in fair value of warrants liability	54,400	(2,400)	29,300	126,900
Other income (expense), net	1,100	200	3,700	(100)
Loss from operations before provision for income tax	(461,300)	(1,213,800)	(1,872,200)	(3,364,100)
Provision for income tax	700	700	2,300	3,300
Net Loss	$(462,000)	$(1,214,500)	$(1,874,500)	$(3,367,400)
Basic and diluted loss per share	$(0.05)	$(0.14)	$(0.19)	$(0.42)
Average weighted common shares outstanding – basic and diluted	9,784,163	8,937,264	9,763,111	8,006,689

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding
Beginning balance	9,731,233	7,502,814
Private placement of stock and warrants	—	2,105,919
Employee stock option issuances	1,800	6,000
Vesting of restricted stock awards	71,429	99,819
Ending balance	9,804,462	9,714,552

Common stock – amount
Beginning balance	$14,600	$11,200
Par value of shares issued in private placement	—	3,200
Vesting of restricted stock awards	100	200
Ending balance	14,700	$14,600

Additional paid-in capital
Beginning balance	$78,189,300	$74,600,700
Stock-based compensation expense	303,400	637,600
Company payment of employee taxes for stock-based compensation	(2,700)	(11,900)
Proceeds from exercise of employee stock options	1,500	4,900
Proceeds from private placement of common stock and warrants, net of par value of shares issued	—	2,547,300
Cost of private placement of common stock and warrants	—	(116,400)
Reclassification of warrants liability to equity (2014 PIPE)	—	407,300
Other Rounding	(200)	(100)
Ending balance	$78,491,300	$78,069,400

Accumulated deficit
Beginning balance	$(80,596,900)	$(76,205,800)
Net loss	(1,874,500)	(3,367,400)
Ending balance	$(82,471,400)	$(79,573,200)
Total Stockholders’ Deficit	$(3,965,400)	$(1,489,200)

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(1,874,500)	$(3,367,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,200	252,700
Write-down of capitalized purchased technology	15,500	—
Stock-based compensation expense	303,400	637,600
Company payment of employee taxes for stock-based compensation	(2,700)	(11,900)
Change in fair value of derivative instruments – warrants	(29,300)	(126,900)
Accretion of warrants liability for consulting services	(2,300)	(12,300)
Changes in severance liability	(5,900)	14,800
Changes in deferred rent	23,200	(22,200)
Changes to allowance for doubtful accounts	(12,000)	(16,900)
Revenue deferred to future periods	1,955,700	2,272,600
Recognition of deferred revenue	(2,478,800)	(2,844,600)
Gain on disposal of fixed assets	(3,200)	—
Interest accrued for capital lease	800	1,400
Changes in operating assets and liabilities:
Accounts receivable	296,400	1,773,900
Prepaid expenses	40,900	(26,300)
Accounts payable and accrued expenses	(127,300)	47,500
Deposit liability	—	81,400
Other assets	—	(9,900)
Other liabilities	392,900	—
Net Cash Used in Operating Activities	(1,431,000)	(1,356,500)

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of equipment	23,300	—
Capital expenditures	—	(5,100)
Capitalized software development costs	—	(12,000)
Net Cash Provided By (Used In) Investing Activities	23,300	(17,100)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from exercise of employee stock options	1,500	4,900
Proceeds from private placement of common stock and warrants	—	2,550,500
Payment for capital lease	(7,000)	(7,100)
Net Cash Provided By (Used In) Financing Activities	(5,500)	2,548,300

Net Increase (Decrease) in Cash	(1,413,200)	1,174,700
Cash - Beginning of Period	1,777,300	1,557,100
Cash - End of Period	$364,100	$2,731,800

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of hopTo Inc. and its subsidiaries (collectively, “we”, “us” ,”our” or the “Company”); significant intercompany accounts and transactions are eliminated upon consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, such unaudited condensed consolidated financial statements do not include all information and footnote disclosures required in annual financial statements.

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

2. Going Concern and Management’s Liquidity Plans

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

We have incurred significant net losses since our inception. For the three and nine months ended September 30, 2016, respectively, the Company incurred losses from operations of $462,000 and $1,874,500. At September 30, 2016, the Company had an accumulated deficit of $82,078,500 and a working capital deficit of $2,440,700. Due to our inability to date to generate meaningful revenue from our hopTo Work business and our most recent estimation that revenue from this product is unlikely in any reasonable time frame, our cash resources will not be sufficient to fund our business for the next 12 months. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

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

In order to maintain operations, we previously implemented significant expense reductions, including a limited number of employee layoffs, and continue to implement further costs and employment reductions. During the three month period ended September 30, 2016, our CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors.

Although maintaining our SEC filing status is a significant expense, we are considering all options to preserve value for shareholders, including potentially suspending or terminating our filing status, however we have not made any decision to do so.

We have worked extensively to explore additional sources of capital including the issuance of new shares, securing debt financing, and the sale of assets including certain software products and patents. Although this process is ongoing and we are in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide the Company with the required liquidity to remove the substantial doubt as to our ability to continue as a going concern. We are also in discussions with some parties about the possibility of other strategic transactions although there is no guarantee that these discussions will result in an actual transaction. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above.

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

Postemployment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. An aggregate of $0 and $5,900 is reported as a severance liability, at September 30, 2016 and December 31, 2015, respectively.

Software Development Costs

We capitalize software development costs incurred from the time technological feasibility of the software is established until the software is available for general release, in accordance with GAAP. Such capitalized costs are subsequently amortized as costs of revenue over the shorter of three years or the remaining estimated useful life of the product. See discussion at Note 11 for an impairment charge taken during the nine month period ended September 30, 2016.

Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During the three month and nine month period ended September 30, 2016 respectively, we determined that an impairment of $0 and $15,500 existed with certain capitalized software development costs associated with our hopTo Work product and recognized that cost as part of cost of revenue. No such impairment charge was recorded during either of the three or nine-month periods ended September 30, 2015.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended September 30, 2016 and 2015:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2016	$14,900	$—	$—	$(9,600)	$5,300
2015	15,900	—	—	(200)	15,700

The following table sets forth the details of the Allowance for Doubtful Accounts for the nine-month periods ended September 30, 2016 and 2015

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2016	$17,300	$—	$—	$(12,000)	$5,300
2015	32,600	—	—	16,900	15,700

Concentration of Credit Risk

For the three and nine-month periods ended September 30, 2016 and 2015 respectively, we considered the customers listed in the following tables to be our most significant customers. The tables set forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of September 30, 2016 and 2015.

	Three Months Ended September 30, 2016	As of September 30, 2016	Three Months Ended September 30, 2015	As of September 30, 2015
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	3.2%	13.9%	8.4%	21.1%
Elosoft	10.8%	10.4%	8.1%	5.0%
GE	5.8%	16.0%	2.0%	4.3%
IDS	6.6%	0.0%	13.5%	0.0%
Imagination Technology	1.7%	8.4%	1.0%	2.5%
KitASP	5.3%	2.7%	2.8%	17.5%
Raytheon	5.7%	0.0%	0.0%	0.0%
SAI SL	2.0%	7.8%	0.2%	0.6%
Thermo LabSystems	4.6%	8.9%	2.5%	3.5%
Uniface	6.0%	16.5%	1.3%	2.9%
Total	51.7%	84.6%	39.8%	57.4%

	Nine Months Ended September 30, 2016	As of September 30, 2016	Nine Months Ended September 30, 2015	As of September 30, 2015
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	5.0%	13.9%	5.6%	21.1%
Centric	5.4%	3.8%	4.5%	11.6%
Elosoft	8.9%	10.4%	11.4%	5.0%
GE	4.6%	16.0%	1.9%	4.3%
Imagination Technology	0.5%	8.4%	0.3%	2.5%
SAI	1.0%	7.8%	0.6%	0.6%
Thermo LabSystems	5.4%	8.9%	2.6%	3.5%
Uniface	6.1%	16.5%	6.4%	2.9%
Total	36.9%	85.7%	33.3%	51.5%

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

As of September 30, 2016, all of our Warrants Liability reported at fair value was categorized as Level 3 inputs (See Note 5).

Recent Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies whether eight specifically identified cash flow issues should be categorized as operating, investing or financing activities in the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more useful information about expected credit losses on financial assets held by a reporting entity at each reporting date. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2019 and early adoption is permitted for fiscal years and interim periods within those years beginning after December 15, 2018. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12—Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in ASU 2016-12 affect only some of the narrow aspects of Topic 606 including the collectability criterion, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, and treatment of certain contract modifications at transition. Similar to ASU 2014-09, as discussed below, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. We are currently evaluating the impact that adoption of this new standard will have on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10—Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing to clarify certain aspects of ASU 2014-09. The amendments in ASU 2016-10 are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services in contracts with customers and to improve the operability and understandability of licensing implementation guidance related to the entity’s intellectual property. Similar to ASU 2014-09, the effective date will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. We are currently evaluating the impact that adoption of this new standard will have on our consolidated financial statements.

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

4. Property and Equipment

Property and equipment was:

	September 30, 2016	December 31, 2015
Equipment	$258,700	$313,700
Furniture	190,600	233,900
Leasehold improvements	167,600	167,600
	616,900	715,200
Less: accumulated depreciation and amortization	455,300	462,700
	$161,600	$252,500

Aggregate property and equipment depreciation and amortization expense was $21,200 and $70,800 during the three-month period and nine-month ended September 30, 2016, respectively. During the nine-month period ended September 30, 2016, we disposed of equipment and furniture with a combined net book value of $20,100.

5. Liability Attributable to Warrants

On January 7, 2014, we entered into a securities purchase agreement (the “SPA”) with a limited number of institutional investors, pursuant to which we issued and sold for cash an aggregate 723,333 shares of our common stock at a purchase price of $4.50 per share (See Note 12) (the “2014 Transaction”). We also issued warrants to the investors for no additional consideration to purchase an aggregate 376,667 shares of our common stock at an exercise price of $6.00 per share from January 7, 2014 through January 7, 2019.

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

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants. The exercise price for warrants issued in conjunction with a 2011 transaction, including those issued to the placement agent, was either $3.00 or $3.90 per share, and was $3.90 per share for the warrants issued to ipCapital. The warrants issued to the placement agent included anti-dilution provisions for repricing of the warrants in the event that future issuances of stock by hopTo met certain conditions. The 2015 Private Placement (Note 12) met those conditions and resulted in the placement agent warrants being repriced from $3.00 and $3.90 to $2.55 and $3.30, respectively. During the three-month period ended September 30, 2016, the liability warrants for the 2011 transaction expired.

The fair market value of our common stock was $0.08 and $0.10 per share as of September 30, 2016 and 2015, respectively. We used a binomial pricing model to determine the fair value of our warrants liability at September 30, 2016 and December 31, 2015, using the following assumptions:

	Estimated Volatility	Annualized Forfeiture Rate	Expected Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
ipCapital
September 30, 2016	378%	—	0.09	1.1	0.20%	—
December 31, 2015	127%	—	0.79	4.0	0.61%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016:

Warrants liability – December 31, 2015 fair value	$31,600
Change in fair value of warrant liability recorded in other income	(29,400)
Change in fair value of warrant liability recorded in general and administrative expense	(2,300)
Warrants liability – September 30, 2016 fair value	$—

The following tables reconcile the number of warrants outstanding for the periods indicated:

	For the Three-Month Period Ended September 30, 2016
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	686,833	—	—	686,833	—
2014 Transaction	376,667	—	—	—	376,667
Exercise Agreement	300,000	—	—	—	300,000
ipCapital	26,667	—	—	—	26,667
Consultant Warrant	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,411,619	—	—	686,833	724,786

	For the Three-Month Period Ended September 30, 2015
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	686,833	—	—	—	686,833
2014 Transaction	376,667	—	—	—	376,667
Exercise Agreement	300,000	—	—	—	300,000
ipCapital	26,667	—	—	—	26,667
Consultant Warrant	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,411,619	—	—	—	1,411,619

	For the Nine-Month Period Ended September 30, 2016
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	686,833	—	—	686,833	—
2014 Transaction	376,667	—	—	—	376,667
Exercise Agreement	300,000	—	—	—	300,000
ipCapital	26,667	—	—	—	26,667
Consultant Warrant)	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,411,619	—	—	686,833	724,786

	For the Nine-Month Period Ended September 30, 2015
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	686,833	—	—	—	686,833
2014 Transaction	376,667	—	—	—	376,667
Exercise Agreement	300,000	—	—	—	300,000
ipCapital	26,667	—	—	—	26,667
Consultant Warrant	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,411,619	—	—	—	1,411,619

6. Severance Liability

In August of 2015 we agreed to provide a terminated employee a lump sum payment of $15,000 and six months of medical coverage payments which ended on March 2, 2016.

As of September 30, 2016 and December 31, 2015, an aggregate of $0 and $5,900, respectively, remained outstanding associated with the severance liabilities. During the nine-month period ended September 30, 2016 and 2015, we made total payments of $5,900 and $0, respectively, to individuals whom these severance amounts were due.

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

As of September 30, 2016 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$21,900	$(33,700)	$(11,800)
Deferred rent benefit	39,700	43,000	82,700
	$61,600	$9,300	$70,900

As of December 31, 2015 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$(18,700)	$(46,100)	$(64,800)
Deferred rent benefit	39,700	72,800	112,500
	$21,000	$26,700	$47,700

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

8. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2016 and 2015, respectively, by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Classification	2016	2015	2016	2015
Costs of revenue	$2,200	$2,100	$5,400	$7,100
Selling and marketing expense	4,600	75,600	69,000	134,400
General and administrative expense	40,500	121,700	135,500	420,300
Research and development expense	26,400	25,800	93,500	75,800
	$73,700	$225,200	$303,400	$637,600

The following table presents summaries of the status and activity of our stock option awards for the three-month period ended September 30, 2016.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – June 30, 2016	696,189	$2.63
Granted	—
Exercised	(1,800)	0.81
Forfeited or expired	(6,667)	2.7
Outstanding – September 30, 2016	687,722	$2.63	6.22	—

The following table presents summaries of the status and activity of our stock option awards for the nine-month period ended September 30, 2016.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
Outstanding – December 31, 2015	705,990	$2.63
Granted	—
Exercised	(1,800)	0.81
Forfeited or expired	(16,468)	2.81
Outstanding – September 30, 2016	687,722	$2.63	6.22	—

Of the options outstanding as of September 30, 2016, 574,154 were vested, 113,290 were estimated to vest in future periods and 278 were estimated to be forfeited prior to their vesting. As of September 30, 2016, there was approximately $26,100 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. Such cost is expected to be recognized over a weighted-average period of approximately nine months.

All options are exercisable immediately upon grant. Options vest, ratably over a 33-month period commencing in the fourth month after the grant date. We have the right to repurchase common stock issued upon the exercise of an option upon an optionee’s termination of service to us prior to full vesting at the option’s exercise price.

The following table presents summaries of the status and activity of our restricted stock awards for the three-month period ended September 30, 2016. We include the common stock underlying the restricted stock award in shares outstanding once such common stock has vested and the restriction has been removed (“releases” or “released”). The common stock vests ratably, over a 33-month period commencing in the fourth month after the award date.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – June 30, 2016	106,901	$2.06
Awarded	-	-
Released	(40,880)	2.24
Forfeited	(66,021)	1.91
Outstanding – September 30, 2016	—	—	—	—

The following table presents summaries of the status and activity of our restricted stock awards for the nine-month period ended September 30, 2016.

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Recognition Period (Years)	Unrecognized Compensation Cost Remaining
Unreleased – December 31, 2015	106,586	$2.31
Awarded	35,000	1.65
Released	(71,429)	2.31
Forfeited	(70,157)	1.91
Outstanding – September 30, 2016	—	—	—	—

As of September 30, 2016, there was no unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. All unvested shares were accelerated and released to employees during the three month period ended September 30, 2016.

9. Revenue

Revenue for the three-month periods ended September 30, 2016 and 2015 was:

			2016 Over (Under) 2015
Revenue	2016	2015	Dollars	Percent
Software Licenses
Windows	$222,500	$373,500	$(151,000)	-40.4%
UNIX/Linux	64,000	86,700	(22,700)	-26.2%
	286,500	460,200	(173,700)	-37.7%
Software Service Fees
Windows	444,700	484,000	(39,300)	-8.1%
UNIX/Linux	149,400	175,000	(25,600)	-14.6%
	594,100	659,000	(64,900)	-9.8%
Other	17,900	9,600	8,300	86.5%
Total Revenue	$898,500	$1,128,800	$(230,300)	-20.4%

Revenue for the nine-month periods ended September 30, 2016 and 2015 was:

			2016 Over (Under) 2015
Revenue	2016	2015	Dollars	Percent
Software Licenses
Windows	$774,200	$1,429,800	$(665,600)	-45.9%
UNIX/Linux	209,200	500,800	(291,600)	-58.2%
	983,400	1,930,600	(947,200)	-49.1%
Software Service Fees
Windows	1,367,200	1,452,000	(84,800)	-5.8%
UNIX/Linux	473,700	542,200	(68,500)	-12.6%
	1,840,900	1,994,200	(153,300)	-7.7%
Other	40,100	33,900	6,200	18.3%
Total Revenue	$2,864,400	$3,958,700	$(1,094,300)	-27.6%

10. Cost of Revenue

Cost of revenue for the three-month periods ended September 30, 2016 and 2015 was:

			2016 Over (Under) 2015
	2016	2015	Dollars	Percent
Software service costs	$2,100	$43,900	$(41,800)	-95.2%
Software product costs	6,200	65,000	(58,800)	-90.5%
	$8,300	$108,900	$(100,600)	-92.4%

Cost of revenue for the nine-month periods ended September 30, 2016 and 2015 was:

			2016 Over (Under) 2015
	2016	2015	Dollars	Percent
Software service costs	$78,100	$128,500	$(50,400)	-39.2%
Software product costs	51,400	190,700	(139,300)	-73.0%
	$129,500	$319,200	$(189,700)	-59.4%

11. Capitalized Software Development Costs

Capitalized software development costs consisted of the following:

	September 30, 2016	December 31, 2015
Software development costs	$490,400	$518,800
Accumulated amortization	(490,400)	(498,000)
	-	$20,800

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $200 and $5,300 during the three and nine-month periods ended September 30, 2016, respectively, and $54,400 and $162,400 during the three and nine-month periods ended September 30, 2015, respectively.

We did not record any capitalized software development costs during the three and nine-month period ended September 30, 2016. We recorded capitalized software development costs of $12,000 during the three and nine-month periods ended September 30, 2015, respectively.

During the three and nine month period ended September 30, 2016, we determined that an impairment of $0 and $15,500, respectively, existed with certain capitalized software development cost associated with hopTo Work which may not be monetized during the period in which these costs were scheduled to be amortized. These impairment costs are in addition to the amortization costs detailed above.

12. Stockholders’ Equity

2015 Private Placement

On July 24, 2015 we entered into a securities purchase agreement and subscription agreement, pursuant to which we issued and sold for cash an aggregate of 2,105,919 shares of our common stock at a purchase price of $1.21 per share. We derived gross proceeds of $2,550,500 from this placement.

2014 Transaction

During the three-month period ended March 31, 2014, we issued and sold for cash an aggregate 753,333 shares of our common stock at a purchase price of $4.50 per share in the 2014 Transaction that resulted in gross proceeds of $3,390,000 (See Note 5).

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

The following table sets forth the net minimum lease payments we will be required to make throughout the remainder of these leases:

Year	Amount
Remainder of 2016	$28,400
2017	114,300
2018	68,300
$211,000

During the three-month period ended September 30, 2016, our CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors. There is currently no definitive schedule for such payments. The deferred salaries are recorded as a component of accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet.

During the three and nine-month periods ended September 30, 2016, we reported non-cash expense of $392,900 related to potential liquidated damages resulting from delays in filing registration statements for shares and shares underlying warrants for certain of the private placements that the company closed in prior periods.   There were no such expenses recorded in the comparable prior year period.  We are in the process of seeking waivers from shareholders for such liquidated damages. The potential liquidated damages is reported as other current liabilities on the condensed consolidated balance sheet and as a component of general and administrative expense on the condensed consolidated statements of operations.

14. Supplemental Disclosure of Cash Flow Information

We disbursed $800 and $1,400 for the payment of interest expense during the nine-month periods ended September 30, 2016 and 2015, respectively.

We disbursed $2,300 and $3,600 for the payment of income taxes during the nine-month periods ended September 30, 2016 and 2015, respectively. Such disbursement was made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs Ltd.

During the nine-month period ended September 30, 2016, we reduced our warrants liability by $31,600, which was recorded in the Condensed Consolidated Statement of Operations. Such reduction reflected the aggregate fair value adjustments we recorded during such period and in addition to reclassified our 2014 PIPE warrant to equity. No cash was disbursed in conjunction with these items (See Note 5).

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

For the three and nine-month periods ended September 30, 2016 and for the three and nine-month periods ended September 30, 2015, 1,412,508 and 33,871,874 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

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

Revenue by country for the three-month and nine-month periods ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Country	2016	2015	2016	2015
United States	$370,800	$616,800	$1,158,100	$1,368,300
Brazil	122,900	246,100	418,100	415,600
Other Countries	404,800	265,900	1,288,200	2,174,800
Total	$898,500	$1,128,800	$2,864,400	$3,958,700

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

For the three and nine-month periods ended September 30, 2016 and 2015 there were no services performed, additional charges incurred or payments made to ipCapital under the agreement.

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 26,667 shares of our common stock at an initial price of $3.90 per share. Half of the warrant (13,333 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The vesting installments occurred on October 11, 2012, October 11, 2013 and October 11, 2014, respectively. The remaining 13,333 shares became fully vested upon the completion to our satisfaction of all services that we requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for performing substantially similar services.

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock and should be recorded as a liability. We recognize the warrants liability over their vesting period, and in accordance with the liability method of accounting, we re-measure the fair value of the accrued warrants at each balance sheet date and recognize the change in fair value as general and administrative compensation expense (See Note 5). We recognized $(5,800) and $2,000 as a component of general and administrative expense during the three-month periods ended September 30, 2016 and 2015, respectively, and $(2,300) and $12,300 during the nine-month periods ended September 30, 2016 and 2015, respectively, resulting from the change in fair value.

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

However, the market for products such as hopTo Work is still in its early stages and despite our best efforts to date with our limited resources we have not been able to gain sufficient market traction to generate meaningful revenue from our hopTo products. We have determined that given our capital constraints, it is unlikely that we will realize meaningful revenue from our hopTo products in the foreseeable future. As we previously disclosed, we sought a business opportunity with Citrix Systems, which would have been material to us. However, to date such opportunity, and other opportunities we were pursuing, have not materialized, and based on our most recent contact with these potential partners, we believe it is not likely that these opportunities will occur in any reasonable time frame. On the other hand, we have also determined, based on discussions to date, that we may be able to extract value from the technology, intellectual property and software that we have built and are currently working to do so at this time. Although there is no certainty as to timing or success of these efforts, and shareholders should not place any significant reliance on the outcome of such efforts unless and until definitive agreements are reached, this may include the sale of certain of our hopTo software products, the sale of patents, and the monetization of the GO-Global business or some combinations of these transactions. (See Note 2 to our Notes to Unaudited Condensed Consolidated Financial Statements).

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

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters are located at 51 East Campbell Avenue, Suite 128, Campbell, California, 95008 and our phone number is 1-800-472-7466, and our phone number for local and international calls is 408-688-2674. We also have an office in Concord, New Hampshire. Additionally, we have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.hopto.com. The information on our website is not part of this quarterly report.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate Internet Website (click the “Investors” on our home page, click “Financial Reporting” and then click “SEC Filings”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

The hopTo Opportunity

The adoption of mobile devices, such as smartphones and tablets, in the workplace has revealed the need for a mobile application and content access platform that addresses a range of mobile productivity challenges for professional/consumer users (“prosumers”), small and home offices (“SOHO”), small-to medium-sized businesses (“SMB” or “SMBs”), and Enterprise organizations. We believe a mobile platform that addresses this need will become a critical asset for any size organization, IT department, and for the most productive end user experience.

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

We also currently hold rights to patents. We occasionally file patent applications to protect innovations arising from our research, development and design.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of November 10, 2016, 173 new patent applications have been filed. Of these 173 applications, 50 patents have been granted by the USPTO. We have also received notice from the USPTO that 2 additional patent applications have been allowed and will ultimately issue as US patents in the next 60-90 days. We do not expect to file more applications in 2016.

ipCapital Licensing Company I, LLC

In February 2013, we entered into an IP Brokerage agreement with ipCapital Licensing Company I, LLC (“ipCLC”). At the time that we entered into this agreement John Cronin was a partner at ipCLC. Mr. Cronin is no longer affiliated with ipCLC. Pursuant to the agreement, we engaged ipCLC, on a no-retainer basis, to identify and present us with candidates who may be seeking to acquire a certain limited group of our patents unrelated to our current business strategy. In June 2016, we determined that the IP Brokerage Agreement is no longer in effect since ipCLC no longer exists as an entity.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2016 and 2015

The following operating results should be read in conjunction with our critical accounting policies. See Note 3 to our Notes to Unaudited and Condensed Consolidated Financial Statements.

Revenue

Revenue for the three-month periods ended September 30, 2016 and 2015 was:

			2016 Over (Under) 2015
Revenue	2016	2015	Dollars	Percent
Software Licenses
Windows	$222,500	$373,500	$(151,000)	-40.4%
UNIX/Linux	64,000	86,700	(22,700)	-26.2%
	286,500	460,200	(173,700)	-37.7%
Software Service Fees
Windows	444,700	484,000	(39,300)	-8.1%
UNIX/Linux	149,400	175,000	(25,600)	-14.6%
	594,100	659,000	(64,900)	-9.8%
Other	17,900	9,600	8,300	86.5%
Total Revenue	$898,500	$1,128,800	$(230,300)	-20.4%

Revenue for the nine-month periods ended September 30, 2016 and 2015 was:

			2016 Over (Under) 2015
Revenue	2016	2015	Dollars	Percent
Software Licenses
Windows	$774,200	$1,429,800	$(665,600)	-45.9%
UNIX/Linux	209,200	500,800	(291,600)	-58.2%
	983,400	1,930,600	(947,200)	-49.1%
Software Service Fees
Windows	1,367,200	1,452,000	(84,800)	-5.8%
UNIX/Linux	473,700	542,200	(68,500)	-12.6%
	1,840,900	1,994,200	(153,300)	-7.7%
Other	40,100	33,900	6,200	18.3%
Total Revenue	$2,864,400	$3,958,700	$(1,094,300)	-27.6%

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

Software Licenses

Software licenses revenue from our Windows products decreased for the three and nine-month periods ended September 30, 2016, as compared with the same periods of the prior year primarily due to lower license purchases from certain of our OEM partners during the three and nine-month period September 30, 2016. Certain of these OEM partners had placed unique large orders during same periods in the prior year.

Software licenses revenue from our UNIX/Linux products decreased during the three and nine-month periods ended September 30, 2016, as compared with the same periods of the prior year, primarily due to lower revenue from certain of our U.S. government customers which placed unique large orders during the prior year period and lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers.

We expect aggregate GO-Global software license revenue in 2016 to be lower than 2015 levels due to lower aggregate revenue from our stocking resellers and our European telecommunications customers. At the same time, we will seek to improve cash flow from the GO-Global business through cost control and other measures.

Software Service Fees

The decrease in software service fees revenue attributable to our Windows products during the three and nine-month periods ended September 30, 2016, as compared to the same period of the prior year, was primarily due to the timing of customer renewals of maintenance contacts.

The decrease in service fees revenue attributable to our UNIX products for the three and nine-month periods ended September 30, 2016, as compared with the same period of the prior year, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a resultant decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2016 will be modestly lower than those for 2015 and will not decrease to the same extent as GO-Global software license revenue.

Other

The increase in other revenue for the three and nine-month periods ended September 30, 2016, as compared with the same period of the prior year was primarily due to increase in professional services and private labeling fees.

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

Under U.S. Generally Accepted Accounting Principles, development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. During the three-month and nine-months periods ended September 30, 2016 and 2015, we capitalized $0 and $12,000 of software development costs, respectively. All of such capitalized costs were incurred in the development of hopTo Work.

Amortization of capitalized software development costs was $200 and $54,400 during the three-month periods ended September 30, 2016 and 2015, respectively, and $5,300 and $162,400 during the nine-month periods ended September 30, 2016 and 2015, respectively.

Cost of revenue was 0.9% and 9.6% of total revenue for the three months ended September 30, 2016 and 2015, respectively, and 4.5% and 8.1% of total revenue for the nine months ended September 30, 2016 and 2015, respectively.

Cost of revenue for the three-month periods ended September 30, 2016 and 2015 was:

			2016 Over (Under) 2015
	2016	2015	Dollars	Percent
Software service costs	$2,100	$43,900	$(41,800)	-95.2%
Software product costs	6,200	65,000	(58,800)	-90.5%
	$8,300	$108,900	$(100,600)	-92.4%

Cost of revenue for the nine-month periods ended September 30, 2016 and 2015 was:

			2016 Over (Under) 2015
	2016	2015	Dollars	Percent
Software service costs	$78,100	$128,500	$(50,400)	-39.2%
Software product costs	51,400	190,700	(139,300)	-73.0%
	$129,500	$319,200	$(189,700)	-59.4%

The decrease in software service costs for the three and nine-month period ended September 30, 2016, as compared with the same periods of the prior year was primarily due to lower customer support costs associated with GoGlobal. Upon release of the commercial versions of hopTo and hopTo Work, we began charging costs associated with supporting the products to costs of revenue. We expect software service costs for 2016 to be lower than those for 2015 as we have been able to reduce headcount costs in this area due to a lower level of effort required.

The decreases in software product costs for the three-month and nine-month periods ended September 30, 2016, as compared with the same periods of the prior year, were primarily due to the impairment and resultant write-off of certain capitalized software development costs in Q4 2015 and Q2 2016.

We expect that software costs of revenue for 2016 will be lower than 2015 levels, due to these items.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month periods ended September 30, 2016 decreased by $325,900, or 77.6%, to $93,900, from $419,800 for the same period of 2015, which represented approximately 10.5% and 37.2% of revenue during these periods, respectively. Selling and marketing expenses for the nine-month period ended September 30, 2016 decreased by $708,900 or 51.6% to $664,600 from $1,373,500 for the same period in 2015, which represented approximately 23.2% and 34.7% of revenue during those periods, respectively.

The decrease in selling and marketing expenses during the three-month and nine-month periods ended September 30, 2016, as compared with the same periods of the prior year, was primarily due to a combination of lower headcount and a decrease in advertising and promotional costs associated with hopTo Work as we have focused primarily on our joint marketing efforts with Citrix Systems. As noted above, we consider it unlikely that we will make progress on our Citrix Systems efforts in any reasonable time frame.

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

General and administrative expenses increased by $48,300, or 6.2%, to $821,600, for the three-month period ended September 30, 2016, from $773,300 for the same period of 2015, which represented approximately 91.4% and 68.5% of revenue during these periods, respectively.

General and administrative expenses decreased by $337,800, or 13.8%, to $2,114,600 for the nine-month period ended September 30, 2016, from $2,452,400 for the same period of 2015, which represented approximately 73.8% and 61.9% of revenue during these periods, respectively.

The changes in general and administrative expense in the three-month and nine-month period ended September 30, 2016, as compared with the same periods of the prior year, were due to an accrual for potential liquidated damages resulting from delays in filing registration statements for shares and shares underlying warrants for certain of the private placements that the Company closed in prior periods. There were no such expenses recorded in the comparable prior year periods. These higher expenses were partially offset by a combination of decreased rent expense associated with lower net operating leases, decreased legal expenses associated with activity related to our patents, lower stock compensation expense associated with the decrease of the stock price, and other lower costs associated with investor relations, and decreased outside services expense. Also, during the three month period ended September 30, 2016, our CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors.

In 2016, we intend to continue cost controls and to benefit from lower rent expense associated with our new headquarters location. We also intend to further reduce our general and administrative headcount and use of legal service to a level consistent with our financial resources. We therefore expect that our 2016 general and administrative costs will be lower than those for 2015.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $546,900, or 52.7%, to $491,500, for the three-month period ended September 30, 2016, from $1,038,400 for the same period of 2015, which represented approximately 54.7% and 92.% of revenue for these periods, respectively.

Research and development expenses decreased by $1,443,600, or 43.7%, to $1,860,900, for the nine-month period ended September 30, 2016, from $3,304,500 which represented approximately 65.0% and 83.5% of revenue for these periods, respectively.

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

Other Income (Expense) - Change in Fair Value of Warrants Liability

During the three-month periods and nine-months period ended September 30, 2016 respectively we reported non-cash income related to the change in fair value of our Warrants Liability of $54,400 and 29,300. Respectively, during the same periods of the prior year, we reported non-cash income and loss to the change in fair value of our Warrants Liability of $(2,400) and $126,900. Such changes resulted from price changes in the market value for our common stock and can vary from period to period due to the exercise and/or issuance of warrants accounted for under the liability method. For further information regarding our Warrants Liability, see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Net Loss

Based on the foregoing, we reported net losses of $462,000 and $1,214,500 for the three-month periods ended September 30, 2016, and 2015 respectively. Additionally, we reported net losses of $1,874,500 and $3,367,400 for the nine-month periods ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

Our reported net loss for the nine-month period ended September 30, 2016 of $1,874,500 included four significant non-cash items: depreciation and amortization of $76,200 which was primarily related to amortization of capitalized software development costs; impairment of capitalized software development cost of $15,500; stock-based compensation expense of $303,400; and a gain in the change in value of our warrants liability of $31,500.

We sold a combination of equipment and furniture with a net book value of $20,100 for $23,300 for the nine-month period ended September 30, 2016.

See the Update on HopTo Plans at the beginning of this section for a discussion of our plans.

We have incurred significant net losses since our inception. For the three and nine-months ended September 30, 2016, the Company incurred losses from operations of $462,000 and $1,874,500. At September 30, 2016, the Company had an accumulated deficit of $82,078,500 and a working capital deficit of $2,440,700. Due to our inability to date to generate meaningful revenue from our hopTo Work business and our most recent estimation that revenue from this product is unlikely in any reasonable time frame, our cash resources will not be sufficient to fund our business for the next 12 months. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

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

In order to maintain operations, we previously implemented significant expense reductions, including a limited number of employee layoffs, and have decided to implement further cost cuts and employment reductions. During the three month period ended September 30, 2016, our CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors.

Although maintaining our SEC filing status is a significant expense, we are considering all options to preserve value for shareholders, including potentially suspending or terminating our filing status, however we have not made any decision to do so.

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

Cash

As of September 30, 2016, our cash balance was $364,100, as compared with $1,777,300 as of December 31, 2015, a decrease of $1,413,200, or 79.5%. The decrease primarily resulted from the cash we used in our operations.

Accounts Receivable, net

At September 30, 2016 and December 31, 2015, we reported accounts receivable, net, of $150,500 and $434,900, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $5,300 and $139,200 at September 30, 2016 and December 31, 2015, respectively. The decrease in accounts receivable, net, was mainly due to lower sales during the three-month period ended September 30, 2016, as compared with the three-month period ended December 31, 2016. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of September 30, 2016, we had current assets of $612,900 and current liabilities of $3,053,600, which netted to working capital deficit of $2,440,700. Included in current liabilities was the current portion of deferred revenue of $1,705,100.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 30, 2016, as supplemented by Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, which was filed with the Securities and Exchange Commission on August 15, 2016. We are not aware of any material changes to those risk factors.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended September 30, 2016.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

101*	The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the Nine Months ended September 30, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2016 and 2015, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

(Registrant)

Date:	November 21, 2016	Date:	November 21, 2016

By:	/s/ Eldad Eilam	By:	/s/ Jean-Louis Casabonne
	Eldad Eilam		Jean-Louis Casabonne
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and
Principal Accounting Officer)

