Form 10-K
period 2016-12-31
hopTo Inc.
filed 2017-04-07
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [  ] No [X]

As of June 30, 2016, the aggregate market value of the Registrant’s common stock held by non-affiliates was $12,328,303.

As of March 21, 2017, there were outstanding 9,804,400 shares of the Registrant’s common stock.

hopTo Inc.

ANNUAL REPORT ON FORM 10-K

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward looking statements. Factors that may cause such a difference include, but are not limited to, those discussed in Item 1A. “Risk Factors,” as well as those discussed elsewhere in this report. Statements included in this report are based upon information known to us as of the date that this report is filed with the Securities and Exchange Commission (the “SEC”), and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I

ITEM 1.	BUSINESS

Introduction

We are developers of application publishing software which includes application virtualization software and cloud computing software for multiple computer operating systems including Windows, UNIX and several Linux-based variants. Our application publishing software solutions are sold under the brand name GO-Global, which is our sole revenue source at this time. GO-Global is an application access solution for use and/or resale by independent software vendors (“ISVs”), corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

Since 2012 we have also been developing several products in the field of software productivity for mobile devices such as tablets and smartphones, which have been marketed under the hopTo brand.

The hopTo products were originally marketed to consumers and were later also marketed to small and medium sized businesses and enterprise level customers under the name hopTo Work. hopTo Work allows customers to instantly transform their legacy applications to become touch friendly on modern mobile devices. During 2015 and 2016 we also worked to integrate hopTo Work with certain software products offered by Citrix Systems.

Over the years, we have also made significant investments in intellectual property (“IP”). We have filed many patents designed to protect the new technologies embedded in hopTo.

Recent Developments

As of Q4 2016, we have effectively ceased all of our sales, marketing and R&D efforts for the hopTo products, and at this time we do not expect any meaningful revenues from these products in the foreseeable future.

We continue to own all hopTo-related IP including source-code, related patents, and the relevant trademarks. We continue to believe that we may be able to extract value from these assets and are currently working to do so at this time. For detailed information on the hopTo products and technologies, please refer to our Annual Report on form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016 as well as our other SEC filings which are available at www.sec.gov.

Corporate Background

hopTo Inc., or the Company, is a Delaware corporation, founded in May 1996. Our headquarters are located at 51 East Campbell Avenue, Suite 128, Campbell, California, 95008, our toll-free phone number is 1-800-472-7466, and our phone number for local and international calls is 408-688-2674. We also have an office in Concord, New Hampshire. Additionally, we have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.hopTo.com. The information on our Website is not part of this annual report.

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

We also currently hold rights to patents but are not currently pursuing additional patent applications.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of March 31, 2017, 173 new patent applications have been filed. Of these 173 applications, 52 patents have been granted by the United States Patent and Trademark Office (“USPTO”). We have also received notice from the USPTO that one additional patent application has been allowed and will ultimately issue as a US patent in the next 30-45 days. Due to financial constraints on our operations, we have suspended patent prosecution activity other than to pay issuance fees for patents already approved by USPTO. As of March 31, 2017 there are 5 patent applications that remain pending with the USPTO. We do not expect to file more applications in 2017.

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

Strategic Customer Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets. We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us. Our strategic relationships for all GO-Global products include the following:

●	We are party to a non-exclusive distribution agreement with KitASP, a Japanese application service provider founded by companies within Japan’s electronics and infrastructure industries, including NTT DATA, Mitsubishi Electric, Omron, RICS, Toyo Engineering and Hitachi. Pursuant to this agreement, which was entered into in September 2011, KitASP has licensed our GO-Global product line for inclusion in their software products, primarily their server-bundled application service provider software solution. Either party may terminate the contract upon 60 days’ written notice to the other party.

●	We are party to a non-exclusive channel partner agreement with Elosoft Informatica Ltda, a South American distributor of various technology products, including both hardware and software offerings, and related services. Under the terms of this agreement, Elosoft has licensed both our GO-Global Windows Host and GO-Global for UNIX software for deployment to their distribution network with both sub-distributors and end-users. Our agreement with Elosoft, which was originally entered into in February 2005, automatically renews annually. Either party may terminate the agreement upon 60 days’ written notice to the other party.

●	We are party to a non-exclusive global purchasing agreement with Alcatel-Lucent, a telecommunications, network systems and services company. Pursuant to this relationship, which started in July 1999, Alcatel-Lucent has licensed our GO-Global for UNIX software for inclusion with their software products. Many of Alcatel-Lucent’s customers are using our server-based software to remote access Alcatel-Lucent’s Network Management Systems applications. Our current agreement with Alcatel-Lucent expired in December 2012. Since December 2012 we have mutually agreed with Alcatel-Lucent to renew this contract each year for additional one-year with terms consistent with those set forth in the expired contract. The current renewal period expires in December 2017.

●	We are party to a non-exclusive distribution agreement with GE Intelligent Platforms (“GE”), a U.S. based designer, manufacturer, and supplier of products for industrial control and automation. GE has licensed our GO-Global product line for inclusion in their automation and production management software products. Our agreement with GE, which was originally entered into in December 2002, automatically renews annually. Either party may terminate the contract upon 60 days’ written notice to the other party.

●	In August 2011 we entered into an agreement with GAD eG (“GAD”), a Germany based provider of information technology, software development and data processing solutions for retail banks. GAD licensed our GO-Global for Windows software and embedded it in their banking applications. This agreement covered a one-time transaction of theirs with a large German bank. The installation of their software application generated significant product license sales for us in 2011 and 2012. We expect to have maintenance sales in future years; however we do not expect to have future product licensing sales to GAD comparable to the 2012 and 2011 levels.

●	In January 2010, we entered into a non-exclusive reseller and distribution agreement with Information Delivery Systems, LLC (IDS), a U.S. based publisher and hosting solutions provider for churches and educational institutions. IDS has licensed our GO-Global for Windows software and has utilized it as the hosting engine for its cloud-based solutions. Our agreement with IDS automatically renews annually. Either party may terminate the contract upon 60 days’ written notice to the other party.

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

	2016	2015
Customer	% Sales	% Sales
Alcatel	6.0%	4.9%
Centric System	5.0%	5.0%
Elosoft	11.0%	10.9%
KitASP	8.0%	3.8%
Uniface	6.1%	5.3%
Total	36.1%	29.9%

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

Research and Development

Our 2016 research and development efforts focused on further enhancing the functionality, performance and reliability of existing products and developing new features, including activity on hopTo products. We invested approximately $2,187,900 and $4,224,000 in research and development with respect to our software products in 2016 and 2015, respectively. During 2016 and 2015, we capitalized an additional $0 and $12,000 of development investments incurred in the development of hopTo, respectively. During 2016 and 2015, we determined that an impairment of $15,500 and $182,400, respectively, existed with certain capitalized software development costs associated with our hopTo consumer product and recognized that cost as part of cost of revenue.

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

Employees

As of March 20, 2017, we had a full-time equivalent of 15.5 total employees, including 3 in marketing, sales and support, 8.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 3.5 in administration and finance and 0.5 in our patent group. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

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

We have experienced significant operating losses since we began operations. We incurred losses from operations before provision for income taxes of $1,850,100 and $4,387,400 for the years ended December 31, 2016 and 2015, respectively. We expect to report an operating loss on a consolidated basis for the year ended December 31, 2017. In subsequent reporting periods, if revenues grow more slowly than anticipated, or if aggregate operating expenses exceed expectations, we will continue to be unprofitable. Even if we become profitable, we may be unable to sustain such profitability.

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

As of December 31, 2016, our cash balance was $546,200, as compared with $1,777,300 as of December 31, 2015, a decrease of $1,231,100, or 69.3%. The decrease primarily resulted from cash we used in our operations.

We have incurred significant net losses since our inception. For the year ended December 31, 2016, the Company incurred a net loss of $1,852,900. At December 31, 2016, the Company had an accumulated deficit of $82,449,800 and a working capital deficit of $2,396,600. Due to our inability to date to generate meaningful revenue from our hopTo Work business and our continued estimation that revenue from this product is unlikely in any reasonable time frame, our cash resources may not be sufficient to fund our business for the next 12 months. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

Based on our cash on hand as of December 31, 2016, and cash from operations of our legacy GO-Global business, we believe that we will have sufficient resources to meet only basic operations for the next twelve months, such as ongoing GO-Global business. Therefore, executing any operational plans for hopTo products would require new capital from issuances of debt or equity.

There can be no assurance of new revenue from new or existing product lines or additional capital from debt or equity issuances. In addition, issuances of new capital stock would dilute existing stockholders and may give the purchasers of new capital stock additional rights, preferences and privileges relative to existing stockholders. There can be no assurance that additional capital necessary for any execution of hopTo operations will be available on a timely basis, on reasonable terms or at all.

In the event that revenues from our current products or future products are not consistent with the levels assumed in our current operational plans and we are not able to secure new capital through issuances of debt or equity, we may need to reorganize our operations to continue to maintain our current business.

Sales of products within our GO-Global product families are likely to be our only source of revenue during 2017.

Due to financial constraints we gradually suspended all development and sales of hopTo products over the course of the second half of 2016 and believe that sales of products within our GO-Global product families, and related enhancements, will be our only source of revenue during 2017. The success, if any, of our new GO-Global releases may depend on a number of factors, including market acceptance of the new GO-Global releases and our ability to manage the risks associated with introducing such releases. Declines in demand for our GO-Global products could occur as a result of, among other factors:

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

The discontinuation of our hopTo Work business significantly reduces our growth potential.

As of the fourth quarter of 2016, we have effectively ceased all of our sales, marketing and R&D efforts for the hopTo products, and at this time we do not expect any meaningful revenues from these products in the foreseeable future. hopTo Work was our primary growth initiative.

Accordingly, shareholders and prospective shareholders should not view our company as having growth potential.

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

In addition, our royalty and license revenues are impacted by fluctuations in OEM licensing activity from quarter to quarter, which may involve one-time orders from non-recurring customers, or customers who order infrequently. Our expense levels are based, in part, on expected future orders and sales; therefore, if orders and sales levels are below expectations, our operating results are likely to be materially adversely affected. Additionally, because significant portions of our expenses are fixed, a reduction in sales levels may disproportionately affect our net financial results . Also, we may reduce prices and/or increase spending in response to competition or to pursue new market opportunities. Because of these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of investors. In that event, the trading price of our common stock would likely be adversely affected.

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

The markets we participate in with GO-Global are intensely competitive, rapidly evolving and subject to continuous technological changes. We expect competition to increase in each of these markets as other companies introduce additional competitive products. In order to compete effectively, we must continually develop and market new and enhanced products and market those products at competitive prices. As markets for our products continue to develop, additional companies, including companies in the computer hardware, software and networking industries with significant market presence, may enter the markets in which we compete and further intensify competition. A number of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, sales, technical, marketing and other resources than we do. We cannot give any assurance that our competitors will not develop and market competitive products that will offer superior price or performance features, or that new competitors will not enter our markets and offer such products. We believe that we will need to invest significant financial resources in research and development to remain competitive in the future in each of the markets in which we compete. Such financial resources may not be available to us at the time or times that we need them, or upon terms acceptable to us, or at all. We cannot assure you that we will be able to establish and maintain a significant market position in the face of our competition and our failure to do so would adversely affect our business.

Risks Related to Our Common Stock

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

As of December 31, 2016 and December 31, 2015, we had outstanding warrants for an aggregate of 698,119 and 1,411,619 shares of common stock, respectively, at weighted average exercise prices of $10.02 and $6.90 per share for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and December 31, 2015, we had outstanding options exercisable for an aggregate of 684,722 and 705,990 shares of common stock, respectively, at weighted average exercise prices of $2.64 and $2.63 per share, respectively. The holders may sell these shares exercisable under warrants or options in the public markets from time to time. In addition, as our stock price rises, more outstanding warrants and options will be “in-the-money” and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

Our stock may lose access to a viable trading market.

Given the increasing cost and resource demands of being a public company, we may decide to “go dark,” or cease filing with the SEC, by deregistering our securities, for a period of time until our assets and stockholder base are sufficient to warrant public trading again. During such time, there would be a substantial decrease in disclosure by us of our operations and prospects, and a substantial decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock in the OTC market or “pink sheets.” The market’s interpretation of a company’s motivation for “going dark” varies from cost savings, to negative changes in the firm’s prospects, to serving insider interests, which may affect the overall price and liquidity of a company’s securities.

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

Provisions in our Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws may have the effect of delaying or preventing a change in control of our company or our management, even if doing so would be beneficial to our stockholders. These provisions include authorizing our Board of Directors to issue preferred stock without stockholder approval and limiting the persons who may call special meetings of stockholders and providing that stockholders cannot take action by written consent in lieu of a meeting. As a Delaware corporation, we are also subject to section 203 of the Delaware General Corporation Law which among other things, and subject to various exceptions, restricts certain business transactions between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock (“an interested stockholder”) for a period of three years from the date the stockholder becomes an interested stockholder unless our Board of Directors approved the holder’s acquisition of our stock in advance. Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters currently occupies approximately 2,514 square feet of office space in Campbell, California, under a lease that will expire in October 1, 2018. Rental of these premises will average approximately $9,200 per month over the remaining term of the lease. We are currently marketing this property for sublease.

Our domestic research and development team currently occupies approximately 2,527 square feet of office space in Concord, New Hampshire, under a lease that was to expire in August 2016. On August 31, 2016, we signed an amendment to extend the lease on a month-to-month basis and requiring six months notice from the lessor to terminate. Rent on the Concord facility continues at $4,000 per month for the current extension of the lease.

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

	Fiscal 2016 *		Fiscal 2015 *
Quarter	High	Low	High	Low
First	$1.74	$0.71	$3.60	$1.97
Second	$2.10	$0.83	$2.31	$1.49
Third	$1.29	$0.03	$2.03	$1.05
Fourth	$0.14	$0.02	$1.53	$0.77

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 20, 2017 there were approximately 141 holders of record of our common stock. Between January 1, 2017 and March 31, 2017 the high and low reported sales price of our common stock was $0.06 and $0.016, respectively, and on March 31, 2017 the closing price of our common stock was $0.021.

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

Unregistered Sales of Equity Securities

None.

Item 6. Selected Financial Data

Not applicable for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Update on HopTo Plans

As of Q4 2016, we have effectively ceased all of our sales, marketing and development efforts for the hopTo products, and at this time we do not expect any meaningful revenues from these products in the foreseeable future.

We continue to own all hopTo-related intellectual property including source-code, related patents, and the relevant trademarks. We continue to believe that we may be able to extract value from these assets and are currently working to do so at this time. For detailed information on the hopTo products and technologies, please refer to our Annual Report on form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016 as well as our other SEC filings which are available at www.sec.gov.

Although there is no certainty as to timing or success of these efforts to extract value from these assets, and stockholders should not place any significant reliance on the outcome of such efforts unless and until definitive agreements are reached, this may include the sale of certain of our hopTo software products, the sale of patents, and the monetization of the GO-Global business or some combinations of these transactions. (See Note 2 to our Notes to Consolidated Financial Statements).

The following description of our business and business opportunities is expressly qualified by the preceding statement and the going concern disclosure in Note 2 to our Consolidated Financial Statements.

Introduction

We are developers of application publishing software which includes application virtualization software and cloud computing software for multiple computer operating systems including Windows, UNIX and several Linux-based variants. Our application publishing software solutions are sold under the brand name GO-Global, which is our sole revenue source at this time. GO-Global is an application access solution for use and/or resale by independent software vendors (“ISVs”), corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

Since 2012 we have also been developing several products in the field of software productivity for mobile devices such as tablets and smartphones, which have been marketed under the hopTo brand.

The hopTo products were originally marketed to consumers and were later also marketed to small and medium sized businesses and enterprise level customers under the name hopTo Work. hopTo Work allows customers to instantly transform their legacy applications to become touch friendly on modern mobile devices. During 2015 and 2016 we also worked to integrate hopTo Work with certain software products offered by Citrix Systems.

Over the years, we have also made significant investments in intellectual property (“IP”). We have filed many patents designed to protect the new technologies embedded in hopTo.

The following discussion should be read in conjunction with the consolidated financial statements and related notes provided in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted (“GAAP”) in the United States requires management to make judgments, assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period(s) being reported upon. Estimates are used for, but not limited to, the amount of stock-based compensation expense, the warrants liability, the amount of capitalized software development costs, the allowance for doubtful accounts, the estimated lives, valuation, and amortization of intangible assets (including capitalized software), depreciation of long-lived assets, post-employment benefits, and accruals for liabilities and taxes. While we believe that such estimates are fair, actual results could differ materially from those estimates.

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

Deferred Rent

The lease for our office at 1919 S. Bascom Avenue in Campbell, California, as amended, (See Note 8) contains free rent and predetermined fixed escalations in our minimum rent payments. On August 11, 2015 we entered into a sublease agreement to sublease the entirety of the leased space at 1919 S. Bascom Avenue to a third party (See Note 8).

On August 24, 2015 we entered into a lease agreement for office space at 51 E. Campbell Avenue in Campbell, California, which became effective on October 1, 2015 (See Note 8).

The leases for both the Company’s current office in Campbell, California and the subleased former office in Campbell, California contain free rent and predetermined fixed escalations in our minimum rent payments (See Notes 8 and 13). Rent expense related to these leases is recognized on a straight-line basis over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases is recorded as part of deferred rent in current or long-term liabilities, as appropriate. The monthly rent payments due to the Company for the sublease of the office at 1919 S. Bascom Avenue fully offsets the rent payments due under the Company’s lease for that space.

Incentives that we received pursuant to the amended lease agreement for 1919 S. Bascom Avenue are recognized on a straight-line basis as a reduction to rent over the term of the lease. We record the unamortized portion of these incentives as a part of deferred rent in current or long-term liabilities, as appropriate.

Post-employment Benefits (Severance Liability)

Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During the years ended December 31, 2016 and 2015, we recorded $5,000 of severance expense for a staff employee and $42,100 of severance expense for a former vice president level employee, respectively. An aggregate $0 and $5,900 is reported as a severance liability at December 31, 2016 and 2015, respectively.

Long-Lived Assets

Long-lived assets, which consist primarily of capitalized software, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate. Assets to be held and used that are affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During 2016 and 2015, we determined that an impairment of $15,500 and $182,400, respectively, existed with certain capitalized software development costs associated with our hopTo Work product and recognized that cost as part of cost of revenue.

Software Development Costs

We capitalize software development costs incurred from the time technological feasibility of the software is established until the time the software is available for general release, in accordance with GAAP. Research and development costs and other computer software maintenance costs related to the software development are expensed as incurred. Upon the establishment of technological feasibility, related software development costs are capitalized. Such capitalized costs are subsequently amortized as costs of revenue over the shorter of three years or the remaining estimated useful life of the product. Software development costs, and amortization of such costs, are discussed further under “Results of Operations – Costs of Revenue.”

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

During 2016 and 2015, we determined that certain capitalized software development costs associated with the hopTo consumer product totaling $15,500 and $182,400, respectively, should be written off as we do not anticipate monetization of that particular product during the time fame that the costs were scheduled to be amortized.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. The following table sets forth the details of the Allowance for Doubtful Accounts for the years ended December 31, 2016 and 2015:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2016	$17,300	$(3,700)	—	$(5,900)	$7,700
2015	32,600	—	—	(15,300)	17,300

Stock-Based Compensation

We apply the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Codification Subtopic (ASC) 718-10, “Compensation – Stock Compensation.” We estimated the fair value of each option grant made during the years ended December 31, 2016 and 2015 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2016	2015
Estimated volatility	—	103%
Annualized forfeiture rate	—	0%
Expected option term (years)	—	10.00
Estimated exercise factor	—	15.0
Approximate risk-free interest rate	—	0.74%
Expected dividend yield	—	—

In estimating our stock price volatility for grants awarded during the years ended December 31, 2016 and 2015, we analyzed our historic volatility over a period of time equal in length to the expected option term for the option being issued. For grants made to newly hired employees the period of time over which we analyzed our historic volatility ended on the last day of the quarter during which the new employee was hired. We derived an annualized forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in our work force. Our estimates of the expected option term and the estimated exercise factor were derived from our analysis of historical data and future projections. The approximate risk-free interest rate was based on the implied yield available on U. S. Treasury issues with remaining terms equivalent to our expected option term. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time.

During 2016, we awarded 0 and 35,000 shares of restricted common stock to employees and the board of advisors, respectively. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For the awards made to the board of advisors, such fair market value was $1.65 per share. We later canceled the remaining total of 26,250 of unvested shares from these board of advisors in the three-month period ending September 30, 2016 as a result of our termination agreement entered with the members of the board of advisors. Total stock-based compensation expense for these unvested shares was $38,500.

During 2016, we did not grant any options to employees. During 2016, we accelerated the vesting of all 34,100 remaining unvested shares of restricted common stock granted to employees resulting in $77,000 of stock-based compensation expense which is included in the table below. The following table illustrates the non-cash stock-based compensation expense recorded, net of amounts capitalized, during the years ended December 31, 2016 and 2015 by income statement classification:

	2016	2015
Cost of revenue	$5,500	$9,000
Selling and marketing expense	69,200	148,700
General and administrative expense	156,100	499,500
Research and development expense	93,600	100,300
	$324,400	$757,500

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

As of December 31, 2016 and 2015, all of the Company’s $0 and $31,600 Warrants Liability reported at fair value, respectively, was categorized as Level 3 inputs (see Note 9).

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and trade receivables. We place cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. As of December 31, 2016, we had approximately $330,400 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2015, the Company had approximately $1,559,900 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2016 and December 31, 2015, the Company considered the following to be its most significant customers:

	2016		2015
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
Alcatel	6.0%	0.6%	4.9%	4.6%
Broadridge	0.6%	6.3%	0.5%	4.7%
Centric Systems	5.0%	11.5%	5.0%	13.2%
Elosoft	11.0%	18.8%	10.9%	14.8%
GE	4.4%	13.8%	2.0%	4.4%
KitASP	8.0%	1.5%	3.8%	16.1%
Raytheon	3.4%	6.5%	9.4%	1.6%
Uniface	6.1%	10.9%	5.3%	1.9%
Xerox	3.2%	7.3%	3.3%	7.6%
Total	47.7%	77.2%	45.1%	68.9%

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2016 and 2015 along with the dollar and percentage changes from 2015 to 2016 in the respective line items.

	Year Ended December 31,		Increase (Decrease)
	2016	2015	Dollars	Percentage
Revenue
Software licenses	$1,446,600	$2,330,000	$(883,400)	(37.9)%
Software service fees	2,413,700	2,605,900	(192,200)	(7.4)%
Other	141,000	45,100	95,900	212.6%
Total Revenue	4,001,300	4,981,000	(979,700)	(19.7)%

Cost of revenue
Software service costs	109,100	169,500	(60,400)	(35.6)%
Software product costs	38,000	257,500	(219,500)	(85.2)%
Write-down of capitalized software development costs	15,500	182,400	(166,900)	(91.5)%
Total Cost of revenue	162,600	609,400	(446,800)	(73.3)%
Gross profit	3,838,700	4,371,600	(532,900)	(12.2)%

Operating expenses
Selling and marketing	774,400	1,588,200	(813,800)	(51.2)%
General and administrative	2,759,200	3,136,600	(377,400)	(12.0)%
Research and development	2,187,900	4,224,000	(2,036,500)	(48.2)%
Total Operating expenses	5,721,500	8,948,800	(3,227,300)	(36.1)%
Loss from operations	(1,882,800)	(4,577,200)	2,694,400	(58.9)%

Other income (expense)
Change in fair value of warrants liability	29,300	190,300	(161,000)	(84.6)%
Interest and other income	3,700	1,400	2,300	164.3%
Interest and other expense	(300)	(1,900)	1,600	(84.2)%
Total other income (expense)	32,700	189,800	(1,57,100)	(82.8)%
Loss from operations before provision for income tax	(1,850,100)	(4,387,400)	2,537,300	(57.8)%
Provision for income taxes	2,800	3,700	(900)	(24.3)%
Net loss	$(1,852,900)	$(4,391,100)	$2,538,200	(57.8)%

Revenue

Software Licenses

The table that follows summarizes software licenses revenue for the years ended December 31, 2016 and 2015, and calculates the change in dollars and percentage from 2015 to 2016 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software licenses	2016	2015	Dollars	Percentage
Windows	$1,161,100	$1,742,800	$(581,700)	(33.4)%
UNIX/Linux	285,500	587,200	(301,700)	(51.4)%
Total	$1,446,600	$2,330,000	$(883,400))	(37.9)%

Our software revenue is entirely related to our GO-Global product line, and historically has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of this revenue has been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Many of our resellers purchase software licenses that they hold in inventory until they are resold to the ultimate end user (a “stocking reseller”). We defer recognition of revenue from these sales (on our Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying software licenses to the ultimate end user. Consequently, if any of our significant stocking resellers materially change the rate at which they resell our software licenses to the ultimate end user, our software licenses revenue could be materially impacted.

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

The decrease in Windows software licenses revenue for the year ended December 31, 2016, as compared with the prior year, was primarily due to lower license purchases from certain of our OEM partners during 2016. Certain of these OEM partners had placed unique large orders during same periods in the prior year.

Software licenses revenue from our UNIX/Linux products during 2016 is lower than during 2015 due to lower revenue from certain of our U.S. government customers which placed unique large orders during the prior year period and lower aggregate revenue from our resellers and end users, particularly our European telecommunications customers.

We expect aggregate GO-Global software license revenue in 2017 to be modestly lower than 2016 levels due to lower aggregate revenue from our stocking resellers and our European telecommunications customers. At the same time, we will seek to improve cash flow from the GO-Global business through cost control and other measures.

Software Service Fees

The table that follows summarizes revenue recognized derived from software service fees for the years ended December 31, 2016 and 2015, and calculates the changes in dollars and percentage from 2015 to 2016 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software service fees	2016	2015	Dollars	Percentage
Windows	$1,802,500	$1,888,600	$(86,100)	(4.6)%
UNIX/Linux	611,200	717,300	(106,100)	(14.8)%
Total	$2,413,700	$2,605,900	$(192,200)	(7.4)%

The decrease in software service fees revenue attributable to our Windows products during 2016, as compared with 2015, was primarily due to the timing of customer renewal of maintenance contracts.

The decrease in service fees revenue attributable to our UNIX products for 2016, as compared with 2015, was primarily the result of the lower level of our UNIX product sales throughout the current and prior year and a decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers, as discussed above.

We expect that software service fees for 2017 will be modestly lower than those for 2016 and will not decrease to the same extent as GO-Global software license revenue.

Other

The increase in other revenue for 2016, as compared with 2015, was primarily due to an increase in professional services and private labeling fees associated with certain of our GO-Global ISV Partners.

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

Research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Consolidated Balance Sheet. Such capitalized costs are subsequently amortized to cost of revenue as a component of software product costs over the shorter of three years or the remaining estimated life of the products so capitalized. We capitalized $0 and $12,000 of software development costs during 2016 and 2015, respectively. Such costs were incurred in the development of hopTo, and were primarily comprised of employee costs and the cost of licenses to third party software used by hopTo. Amortization related to capitalized software development costs charged to costs of revenue was approximately $5,400 and $217,400 during 2016 and 2015, respectively. This amortization was separate from the impairment costs detailed below.

Cost of revenue for the year ended December 31, 2016 decreased by $446,800, or 73.3%, to $162,600 from $609,400 for 2015. Cost of revenue represented 4.1% and 12.2% of total revenue for the years ended December 31, 2016 and 2015, respectively.

Software Service Costs - Software service costs decreased during 2016, as compared with 2015, due to lower customer support costs associated with GoGlobal. We expect software service costs for 2017 to be modestly lower than those for 2016 as we have been able to reduce headcount costs in this area due to a lower level of effort required.

Software Product Costs - The decrease in software product costs for 2016, as compared with 2015, was due to lower amortization in capitalized software development cost and the write off of some impaired capitalized software development costs.

Write-Down of Capitalized Software Development Cost - During 2016 and 2015, Company wrote down the capitalized software development costs of $15,500 and $182,400, respectively. These costs were associated solely with the hopTo consumer product which we do not anticipate to monetize during the period in which these costs were scheduled to be amortized. These impairment costs are in addition to the amortization costs detailed above.

For the reasons outlined above, we expect 2017 costs of revenue to be lower than 2016 levels.

Selling and Marketing Expenses. Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expenses.

Selling and marketing expenses for the year ended December 31, 2016 decreased by $813,800, or 51.2%, to $774,400 from $1,588,200 in 2015. Selling and marketing expenses for the years ended December 31, 2016 and 2015 represented approximately 19.4% and 31.9% of total revenue, respectively. The decrease in selling and marketing expenses during 2016, compared to 2015, was due to a combination of lower headcount and a decrease in advertising and promotional costs associated with hopTo Work as we have suspended sales and marketing activity for that product.

In the second half of 2016, we essentially eliminated our sales and marketing efforts for hopTo Work due to financial constraints. We also reduced our sales and marketing efforts in 2016 for GO-Global releases to a level that is consistent with our financial resources; accordingly, we expect 2017 sales and marketing expenses to be lower than 2016 levels.

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

General and administrative expenses for the year ended December 31, 2016 decreased by $377,400, or 12.0%, to $2,759,200 from $3,136,600 for 2015. General and administrative expenses for the years ended December 31, 2016 and 2015 represented approximately 69.0% and 63.0% of total revenue, respectively.

The decrease in general and administrative expense in 2016 was due to a combination of decreased rent expense associated with lower net operating leases, decreased legal expenses associated with activity related to our patents, lower stock compensation expense associated with the decrease of the stock price, and other lower costs associated with investor relations, and decreased outside services. These lower expenses were partially offset by accruals for potential liquidated damages resulting from delays in filing registration statements for shares and shares underlying warrants for certain of the private placements that the Company closed in prior periods. There were no such liquidated damages expenses recorded in 2015. While we believe that the applicable agreements, in most cases, provide exceptions or defenses to liquidated damages that may result in reduction or non-payment of such damages, we have chosen to accrue to the full extent potentially required by the registration rights agreements that contain liquidated damages provisions due to uncertainty of such matters.

In 2017, we intend to continue cost controls and to benefit from lower rent expense associated with our smaller headquarters location. We also intend to further reduce our general and administrative headcount and use of legal service to a level consistent with our financial resources. We therefore expect that our 2017 general and administrative costs will be lower than those for 2016.

Research and Development Expenses. Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses, net of amounts capitalized, decreased by $2,036,100, or 48.2%, to $2,187,900 for the year ended December 31, 2016 from $4,224,000 in the prior year. Research and development expenses for the years ended December 31, 2016 and 2015 represented approximately 54.7% and 84.8% of total revenue, respectively.

During 2016 and 2015, we capitalized $0 and $12,000 of software development costs associated with the development of hopTo, respectively, which, had they not met the criteria for capitalization, would have otherwise been expensed.

The decrease in research and development expense is primarily due to our suspension of development activity for hopTo products, resulting in lower employee costs associated with lower headcount, lower payments to contract programmers, and lower operating rent expense.

In 2017, we expect to maintain a level of research and development resource consistent with the second half of 2016. We therefore expect 2017 research and development expenses, net of capitalized software developments costs, to be lower than 2016 levels.

Change in Fair Value of Warrants Liability. During 2016 and 2015, we recognized a net change of $29,300 and $190,300 respectively, in the aggregate fair value of the warrant liability, net of amounts reclassified to equity in 2015 (See Note 9 to Notes to Consolidated Financial Statements). The change in fair value of warrants liability was approximately 0.7% and 3.8% of total revenues for the years ended December 31, 2016 and 2015, respectively. Such amounts resulted from price changes in the market value for our common stock and can vary from period to period due to the exercise and/or issuance of warrants accounted for under the liability method. For further information regarding our Warrants Liability, see Note 9 to the Notes to Consolidated Financial Statements.

Income Taxes. For the years ended December 31, 2016 and 2015, we recorded a current tax provision for a foreign subsidiary of approximately $2,800 and $3,700, respectively. At December 31, 2016, we had approximately $63.3 million of federal net operating loss carryforwards, which will begin to expire in 2018. Also at December 31, 2016, we had approximately $6.9 million of California state net operating loss carryforwards available to reduce future taxable income, which began to expire in 2015. During the years ended December 31, 2016 and 2015, we did not utilize any of our federal and California net operating losses and have recorded a full valuation allowance against each of them.

At December 31, 2016, we had approximately $1.0 million of federal research and development tax credits, for which a full valuation allowance has been provided. Such tax credits will begin to expire in 2018.

Net Loss. As a result of the foregoing items, we reported a net loss of $1,852,900 for the year ended December 31, 2016, as compared with a net loss of $4,391,100 for 2015.

Liquidity and Capital Resources

Our reported net loss of $1,852,900 in 2016 included four significant non-cash items: depreciation and amortization of $94,600; impairment of capitalized software development costs of $15,500; stock-based compensation expense of $324,400; and a gain in the change in value of our warrants liability of $29,300.

We did not invest in capital expenditures and in capitalized software development cost during 2016.

We sold a combination of equipment and furniture with a net book value of $20,000 for $23,300 during 2016.

See the Update on hopTo Plans at the beginning of this section for a discussion on our plans.

We have incurred significant net losses since our inception. For the year ended December 31, 2016, the Company incurred a net loss of $1,852,900. At December 31, 2016, the Company had an accumulated deficit of $82,449,800 and a working capital deficit of $2,396,600. Due to our inability to date to generate meaningful revenue from our hopTo Work business and our continued estimation that revenue from this product is unlikely in any reasonable time frame, we have suspended all development and sales activity associated with the hopTo products. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which continued to operate profitably throughout 2016, and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

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

These factors raise substantial doubt about our ability to continue as a going concern. (See Note 2 to our Notes to Consolidated Financial Statements).

In order to maintain operations, we previously implemented significant expense reductions, including a limited number of employee layoffs primarily related to the hopTo product. During the three month period ended September 30, 2016, our CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors.

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

Cash

As of December 31, 2016, cash was $546,200 as compared with $1,777,300 as of December 31, 2015, a decrease of $1,231,100, or 69.3%. The decrease primarily resulted from the cash consumed in our operations.

Accounts Receivable, net

At December 31, 2016 and 2015, we had $355,300 and $434,900, respectively, in accounts receivable, net of allowances totaling $7,700 and $17,300, respectively. The decrease in net accounts receivable was primarily due to lower sales during the three-month period ended December 31, 2016, as compared with same period ended December 31, 2015. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of December 31, 2016, we had current assets of $940,200 and current liabilities of $3,310,800, which netted to a working capital deficit of $(2,396,600). Included in current liabilities was the current portion of deferred revenue of $1,759,000 and an accrual for potential liquidated damages of $571,100 (see Note 13).

Commitments and Contingencies

The following table discloses our contractual commitments for future periods, which consist entirely of leases for office space and is inclusive of our contractual commitments for our Campbell, California office, including the commitments under the lease amendment for 1919 S. Bascom Avenue. The table assumes that we will occupy all currently leased facilities for the full term of each respective lease:

Year Ending December 31,
2017	$114,300
2018	68,300
$182,600

Rent expense aggregated approximately $141,700 and $396,400 for the years ended December 31, 2016 and 2015, respectively.

Recent Accounting Pronouncements

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). ASU 2016-20 is intended to provide further technical corrections and improvements to ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”. This update provides specific amendments to thirteen separate issues, many of which are not applicable to the Company’s operation. The Company has reviewed the various amendments and does not believe that they will have any impact our consolidated financial statements beyond what we would expect from the adoption of ASU 2014-09.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies whether eight specifically identified cash flow issues should be categorized as operating, investing or financing activities in the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40).” Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in the update should be followed to determine whether to disclose information about the relevant conditions and events. . The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Therefore ASU 2014-15 is now effective. We have evaluated the going concern considerations in this ASU and have determined that it is appropriate to provide additional disclosure to our consolidated financial statements (see Note 2).

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

We have audited the accompanying consolidated balance sheets of hopTo Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has incurred losses from operations, an accumulated deficit, a working capital deficit, and needs to raise additional funds to meet short and long-term operational requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Macias Gini & O’Connell LLP
Walnut Creek, California
April 7, 2017

hopTo Inc.

Consolidated Balance Sheets

	As of December 31,
	2016	2015
Assets
Current Assets:
Cash	$546,200	$1,777,300
Accounts receivable, net of allowance for doubtful accounts of $7,700 and $17,300, respectively	355,300	434,900
Prepaid expenses and other current assets	38,700	139,200
Total Current Assets	940,200	2,351,400

Capitalized software development costs, net	-	20,800
Property and equipment, net	143,300	252,500
Other assets	109,000	109,000
Total Assets	$1,192,500	$2,733,700

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$575,500	$385,200
Accrued expenses	87,400	69,600
Accrued wages	312,900	557,300
Severance liability	-	5,900
Deferred rent	24,100	21,000
Capital lease	6,800	8,400
Deferred revenue	1,759,000	2,467,000
Other current liabilities	571,100	—
Total Current Liabilities	3,336,800	3,514,400

Long Term Liabilities:
Warrants liability	-	31,600
Deferred revenue	1,694,600	1,465,800
Deposit liability	81,400	81,400
Capital lease	-	6,800
Deferred rent	2,600	26,700
Total Liabilities	5,115,400	5,126,700

Commitments and contingencies (Note 13)

Shareholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,804,462 and 9,731,233 shares issued and outstanding, respectively	14,700	14,600
Additional paid-in capital	78,512,200	78,189,300
Accumulated deficit	(82,449,800)	(80,596,900)
Total Shareholders’ Deficit	(3,922,900)	(2,393,000)
Total Liabilities and Shareholders’ Deficit	$1,192,500	$2,733,700

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2016	2015
Revenue
Software licenses	$1,446,600	$2,330,000
Software service fees	2,413,700	2,605,900
Other	141,000	45,100
Total Revenue	4,001,300	4,981,000

Cost of revenue
Software service costs	109,100	169,500
Software product costs	38,000	257,500
Write-down of capitalized software development costs	15,500	182,400
Total Cost of Revenue	162,600	609,400

Gross Profit	3,838,700	4,371,600

Operating Expenses
Selling and marketing	774,400	1,588,200
General and administrative	2,759,200	3,136,600
Research and development	2,187,900	4,224,000
Total Operating Expenses	5,721,500	8,948,800

Loss from Operations	(1,882,800)	(4,577,200)

Other Income (Expense)
Change in fair value of warrants liability	29,300	190,300
Interest and other income	3,700	1,400
Interest and other expense	(300)	(1,900)
Total other income (expense)	32,700	189,800
Loss from operations before provision for income tax	(1,850,100)	(4,387,400)
Provision for income tax	2,800	3,700

Net loss	$(1,852,900)	$(4,391,100)

Loss per share – basic and diluted	$(0.19)	$(0.52)
Weighted Average Common Shares Outstanding – Basic and Diluted	9,770,076	8,437,390

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

	For the Years Ended December 31,
	2016	2015
Preferred stock - shares outstanding
Beginning balance	—	—
Ending balance	—	—
Common stock - shares outstanding (Post Reverse Split)
Beginning balance	9,731,233	7,502,814
Private placement of stock and warrants	-	2,105,919
Employee stock option issuances	1,800	6,000
Vesting of restricted stock awards	71,429	116,500
Ending balance	9,804,462	9,731,233
Common stock – amount
Beginning balance	$14,600	$11,200
Par value of shares issued in private placement	-	3,200
Vesting of restricted stock awards	100	200

Ending balance	$14,700	$14,600
Additional paid-in capital
Beginning balance	$78,189,300	$74,600,700
Stock-based compensation expense	324,400	757,500
Company payment of employee taxes for stock-based compensation	(2,700)	(11,900)
Proceeds from exercise of employee stock options	1,500	4,900
Proceeds from private placement of common stock and warrants, net of par value of shares issued	-	2,547,300
Cost of private placement of common stock and warrants	-	(116,400)
Reclassification of warrants liability to equity (2014 PIPE)	-	407,300
Other rounding	(300)	(100)
Ending balance	$78,512,200	$78,189,300
Accumulated deficit
Beginning balance	$(80,596,900)	$(76,205,800)
Net loss	(1,852,900)	(4,391,100)
Ending balance	$(82,449,800)	$(80,596,900)

Total Shareholders’ Deficit	$(3,922,900)	$(2,393,000)

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements Of Cash Flows

	For the Years Ended December 31,
	2016	2015
Cash Flows Provided By (Used In) Operating Activities:
Net loss	$(1,852,900)	$(4,391,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,600	334,800
Write-down of capitalized software development costs	15,500	182,400
Stock based compensation expense	324,400	757,500
Company payments of employee taxes for stock-based compensation	(2,700)	(11,900)
Revenue deferred to future periods	2,944,800	3,114,200
Recognition of deferred revenue	(3,424,000)	(3,693,300)
Change in allowance for doubtful accounts	(9,600)	(15,300)
Change in fair value of derivative instruments - warrants	(29,300)	(190,300)
Accretion of warrants liability for consulting services	(2,300)	(18,100)
Gain on disposal of fixed assets	(3,300)	-
Interest accrued for capital lease	800	1,700
Changes in severance liability	(5,900)	5,900
Changes in deferred rent	(21,000)	(155,000)
Changes in operating assets and liabilities:
Accounts receivable	89,200	1,791,700
Prepaid expenses and other current assets	100,500	(300)
Other long term assets	-	(10,000)
Accounts payable	190,300	150,600
Accrued expenses	17,700	(46,600)
Accrued wages	(244,400)	(108,400)
Deposit liability	-	81,400
Other current liabilities	571,100	-
Net Cash Used In Operating Activities	(1,246,500)	(2,220,100)
Cash Flows Used In Investing Activities:
Proceeds from sale of fixed assets	23,300	-
Capitalized software development costs	-	(12,000)
Capital expenditures	-	(7,300)
Net Cash Provided by (Used In) Investing Activities	23,300	(19,300)
Cash Flows Provided By (Used In) Financing Activities:
Proceeds from exercise of employee stock options	1,500	4,900
Proceeds from private placement of common stock and warrants	-	2,550,500
Cost associated with private placement of common stock and warrants	-	(86,400)
Payments for capital lease	(9,400)	(9,400)
Net Cash (Used In) Provided By Financing Activities	(7,900)	2,459,600
Net Decrease in Cash	(1,231,100)	(220,200)
Cash, beginning of year	1,777,300	1,557,100
Cash, end of year	$546,200	$1,777,300

See accompanying notes to consolidated financial statements

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

hopTo Inc., and its subsidiaries are developers of application publishing software which includes application virtualization software and cloud computing software for multiple computer operating systems including Windows, UNIX and several Linux-based variants.

The Company sells a family of products under the brand name GO-Global, which is a software application publishing business and is the Company’s sole revenue source at this time. GO-Global is an application access solution for use and/or resale by independent software vendors (“ISVs”), corporate enterprises, governmental and educational institutions, and others, who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

Since 2012 we have also been developing several products in the field of software productivity for mobile devices such as tablets and smartphones, which have been marketed under the hopTo brand. The hopTo products were originally marketed to consumers and were later also marketed to small and medium sized businesses and enterprise level customers under the name hopTo Work. hopTo Work allows customers to instantly transform their legacy applications to become touch friendly on modern mobile devices. During 2015 and 2016, we also worked to integrate hopTo Work with certain software products offered by Citrix Systems.

As of Q4 2016, we have effectively ceased all of our sales, marketing and R&D efforts for the hopTo products, and at this time we do not expect any meaningful revenues from these products in the foreseeable future.

We continue to own all hopTo-related IP including source-code, related patents, and the relevant trademarks. We continue to believe that we may be able to extract value from these assets and are currently working to do so at this time.

Over the years, the Company has also made significant investments in intellectual property (“IP”). It has filed many patents designed to protect the new technologies embedded in hopTo. As of March 31, 2017 52 patents have been granted by the USPTO and we have also received notice from the USPTO that one additional patent application has been allowed and will ultimately issue as a US patent in the next 30-45 days. Due to financial constraints on our operations, we have suspended patent prosecution activity other than to pay issuance fees for patents already approved by USPTO.

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

2. Going Concern and Management’s Liquidity Plans

The accompanying consolidated financial statements have been prepared in conformity with GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

We have incurred significant net losses since our inception. For the year ended December 31, 2016, the Company incurred a net loss of $1,852,900. At December 31, 2016, the Company had an accumulated deficit of $82,449,800 and a working capital deficit of $2,396,600. Due to our inability to date to generate meaningful revenue from our hopTo Work business and our continued estimation that revenue from this product is unlikely in any reasonable time frame, our cash resources may not be sufficient to fund our business for the next 12 months. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

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

We have worked extensively to explore additional sources of capital including the issuance of new shares, securing debt financing, and the sale of assets including certain software products and patents. Although this process is ongoing and we are in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide the Company with the required liquidity to remove the substantial doubt as to our ability to continue as a going concern. We are also in discussions with some parties about the possibility of other strategic transactions although there is no guarantee that these discussions will result in an actual transaction. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above.

3. Significant Accounting Policies

Basis of Presentation and Use of Estimates. The consolidated financial statements include the accounts of hopTo Inc. and its subsidiaries (collectively, “we”, “us”, “our”, or “Company”); significant intercompany accounts and transactions are eliminated upon consolidation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives, valuation and amortization of intangible assets (including capitalized software); depreciation of long-lived assets; valuation of warrants; post-employment benefits; and accruals for liabilities and taxes. While the Company believes that such estimates are fair, actual results could differ materially from those estimates.

Cash Equivalents. The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2016 or 2015.

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

Software Development Costs. Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company capitalized $0 and $12,000 of costs meeting the criteria incurred during 2016 and 2015, respectively. Such capitalized costs are subsequently amortized as costs of revenue over the shorter of three years or the remaining estimated useful life of the product. Amortization of capitalized computer software development costs is included in the product cost under cost of revenue in the consolidated statements of operations. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value (see Note 4).

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

Deferred Rent. The leases for both the Company’s current office in Campbell, California and the subleased former office in Campbell, California contain free rent and predetermined fixed escalations in our minimum rent payments (See Notes 8 and 13). Rent expense related to these leases is recognized on a straight-line basis over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases is recorded as part of deferred rent in current or long-term liabilities, as appropriate. The monthly rent payments due to the Company for the sublease of the office at 1919 S. Bascom Avenue fully offsets the rent payments due under the Company’s lease for that space.

Incentives received upon entering into the lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. The unamortized portion of these incentives are recorded as a part of deferred rent in current or long-term liabilities, as appropriate.

Post-employment Benefits (Severance Liability). Nonretirement postemployment benefits, including salary continuation, supplemental unemployment benefits, severance benefits, disability-related benefits and continuation of benefits such as health care benefits, are recognized as a liability and a loss when it is probable that the employee(s) will be entitled to such benefits and the amount can be reasonably estimated. The cost of termination benefits recognized as a liability and an expense includes the amount of any lump-sum payments and the present value of any expected future payments. During 2016 and 2015, we recorded severance expense of $5,000 for a former staff-level employee and $42,100 for a former vice-president level employee, respectively. An aggregate $0 is reported as a severance liability at both December 31, 2016 and 2015.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. Such allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. The following table illustrates the details of the Allowance for Doubtful Accounts for the years ended December 31, 2016 and 2015:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2016	$17,300	$(3,700)	$—	$(5,900)	$7,700
2015	$32,600	$—	$—	$(15,300)	$17,300

Income Taxes. In accordance with FASB ASC 740-10-05, “Income Taxes,” the Company performed a comprehensive review of uncertain tax positions as of December 31, 2016. In this regard, an uncertain tax position represents the expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

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

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amount for the payment of interest or penalties related to any uncertain tax positions at either December 31, 2016 or 2015, as its review of such positions indicated that such potential positions were minimal.

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

As of December 31, 2016 and 2015, all of the Company’s $0 and $31,600 Warrants Liability reported at fair value, respectively, were categorized as Level 3 inputs (see Note 9).

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

Long-Lived Assets. Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate. Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During 2016 and 2015, we determined that there was an impairment of $15,500 and $182,400, respectively, associated with certain capitalized software development expense (see Note 4).

Loss Contingencies. The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted. No such loss contingency was recorded during the year ended December 31, 2016.

Stock-Based Compensation. The Company applies the fair value recognition provisions of FASB ASC 718-10, “Compensation – Stock Compensation.”

Valuation and Expense Information Under FASB ASC 718-10

The Company recorded stock-based compensation expense of $324,400 and $757,500 in the years ended December 31, 2016 and 2015, respectively. No expense was capitalized related to software development. As required by FASB ASC 718-10, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

During 2016, we awarded 35,000 shares of restricted common stock to seven members of our board of advisors. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For these awards, such fair market value was $1.65 per share. These shares were canceled in the three month period ended September 2016.

For all options granted during 2016 and 2015, the Company set the exercise price equal to the closing fair market value of the Company’s common stock as of the date of grant. We did not issue any options during 2016.

The following table illustrates the non-cash stock-based compensation expense recorded during the years ended December 31, 2016 and 2015 by income statement classification:

	2016	2015
Cost of revenue	$5,600	$9,000
Selling and marketing expense	69,200	148,700
General and administrative expense	156,000	499,500
Research and development expense	93,600	100,300
	$324,400	$757,500

The Company estimated the fair value of each option grant made during the years ended December 31, 2016 and 2015 on the date of grant using a binomial model, with the assumptions set forth in the following table:

	2016	2015
Estimated volatility	-	103%
Annualized forfeiture rate	-	0%
Expected option term (years)	-	10.00
Estimated exercise factor	-	15.0
Approximate risk-free interest rate	-	0.74%
Expected dividend yield	—	—

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

Earnings Per Share of Common Stock. FASB ASC 260-10, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and unreleased (unvested) restricted stock awards in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2016 and 2015, 1,382,841 and 2,224,195 shares of common stock equivalents were excluded from the computation of diluted earnings per share, respectively, since their effect would be antidilutive.

Comprehensive Loss. FASB ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. The individual components of comprehensive income (loss) are reflected in the consolidated statement of operations. For the years ended December 31, 2016 and 2015, there were no changes in equity (net assets) from non-owner sources.

Recent Accounting Pronouncements.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). ASU 2016-20 is intended to provide further technical corrections and improvements to ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”. This update provides specific amendments to thirteen separate issues, many of which are not applicable to the Company’s operation. The Company has reviewed the various amendments and does not believe that they will have any impact our consolidated financial statements beyond what we would expect from the adoption of ASU 2014-09.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies whether eight specifically identified cash flow issues should be categorized as operating, investing or financing activities in the statement of cash flows. The guidance will be effective for the fiscal year beginning after December 15, 2017, including interim periods within that year. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

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

In August 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-15 “Preparation of Financial Statements - Going Concern (Subtopic 205-40).” Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements-Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in the update should be followed to determine whether to disclose information about the relevant conditions and events. The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Therefore ASU 2014-15 is now effective. We have evaluated the going concern considerations in this ASU and have determined that it is appropriate to provide additional disclosure to our consolidated financial statements (see Note 2).

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

4. Capitalized Software Development Costs

Capitalized software development costs as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Software development costs	$490,400	$518,800
Accumulated amortization	(490,400)	(498,000)
	$-	$20,800

During 2016 and 2015, we capitalized $0 and $12,000, respectively, of software development costs associated with hopTo. Such costs were the cost of licenses to third party software used by hopTo.

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $5,400 and $217,500 during the years ended December 31, 2016 and 2015, respectively.

During 2016 and 2015, we determined that an impairment of $15,500 and $182,400, respectively, existed with certain capitalized software development costs associated with our hopTo consumer product and recognized that cost as part of cost of revenue.

5. Property and Equipment

Property and equipment as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Equipment	$258,700	$313,700
Furniture & fixture	190,600	233,900
Leasehold improvements	167,600	167,600
	616,900	715,200
Less: accumulated depreciation and amortization	473,600	462,700
	$143,300	$252,500

Aggregate property and equipment depreciation expense for the years ended December 31, 2016 and 2015 was $89,200 and $117,300 respectively. During 2016 and 2015, we did not capitalize any property and equipment. During 2016, we retired equipment with costs of $55,000 and furniture and fixtures with costs of $43,300. During 2015, we did not retire any assets. The $98,300 total in assets retired in 2016 had total remaining book value of $20,000.

6. Accrued Expenses

Accrued expenses as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Consulting services	$35,000	$40,200
Franchise tax	1,500	3,200
Software and subscription fees	2,300	4,900
Board of director fees	23,000	-
Royalty fees	10,800	-
Other	14,800	21,300
	$87,400	$69,600

7. Severance Liability

In August of 2015 we agreed to provide a terminated employee a lump sum payment $15,000 and six months of medical coverage payments which ended on March 2, 2016.

As of December 31, 2016 and 2015, $0 and $5,900 remained outstanding associated with this severance liability, respectively.

8. Deferred Rent

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

On August 24, 2015, we entered into a new office lease for our corporate headquarters at 51 E. Campbell Avenue, Campbell, California which became effective on October 1, 2015, is better suited to our California operations and results in significant monthly savings. We were required to pre-pay a portion of the lease commitment in the form of a deposit which was recorded as deferred rent during 2015.

As of December 31, 2016 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$(15,600)	$(30,500)	$(46,100)
Deferred rent benefit	39,700	33,100	72,800
	$24,100	$2,600	$26,700

As of December 31, 2015 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$(18,700)	$(46,100)	$(64,800)
Deferred rent benefit	39,700	72,800	112,500
	$21,000	$26,700	$47,700

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

9. Liability Attributable to Warrants

On January 7, 2014, we entered into a securities purchase agreement (the “SPA”) with a limited number of institutional investors, pursuant to which we issued and sold for cash an aggregate 753,333 shares of our common stock at a purchase price of $4.50 per share (the “2014 Transaction”). We also issued warrants to the investors for no additional consideration to purchase an aggregate 376,667 shares of our common stock at an exercise price of $6.00 per share from January 7, 2014 through January 7, 2019.

Under certain conditions of the SPA that were to expire no later than January 7, 2015, we could have been required to issue a variable number of additional warrants to the investors at a below-market value exercise price. Accordingly, we have concluded that the warrants issued to the investors are not indexed to our common stock; therefore, the fair value of these warrants has been recorded as a liability of $1,356,000 on January 7, 2014 our Balance Sheet. Since these conditions did not occur as of January 7, 2015, we have reclassified the warrant from liability to equity.

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

We used the exercise price of the warrants, as well as the fair market value of our common stock, to determine the fair value of our warrants. The exercise price for warrants issued in conjunction with a 2011 transaction, including those issued to the placement agent, was either $3.00 or $3.90 per share, and was $3.90 per share for the warrants issued to ipCapital. The warrants issued to the placement agent included anti-dilution provisions for repricing of the warrants in the event that future issuances of stock by hopTo met certain conditions. The 2015 Transaction (Note 10) met those conditions and resulted in the placement agent warrants being repriced from $3.00 and $3.90 to $2.55 and $3.30, respectively. On September 1, 2016, the liability warrants for the 2011 transaction expired.

We used a binomial pricing model to determine the fair value of our warrants liability as of December 31, 2016 and 2015, the balance sheet dates, respectively, using the following assumptions:

For the Year Ended December 31, 2016

Warrants	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	108% - 162%	—	0.6 - 0	-3.5 – 1.1	-0.20% - 0.26-%	—

ipCapital	125% - 378%	—	0.71 - 0-	-4.0 – 1.1	-0.20% - 0.26-%	—

For the Year Ended December 31, 2015

Warrants	Estimated Volatility	Annualized Forfeiture Rate	Expected Option Term (Years)	Estimated Exercise Factor	Risk-Free Interest Rate	Dividends
2011 Private Placement	104% - 132	—	1.61 – 0.68	3.5	0.26% - 0.47%	—
ipCapital	105% - 127%	—	1.79 – 0.79	4	0.26% - 0.54%	—

The following table is a reconciliation of the warrants liability measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2016:

Warrants liability – December 31, 2015 fair value	$31,600
Change in fair value of warrant liability recorded in other income	(29,300)
Change in fair value of warrant liability recorded in general and administrative expense	(2,300)

Warrants liability – December 31, 2016 fair value	$-

The following tables reconcile the number of warrants outstanding for the periods indicated:

	For the Year Ended December 31, 2016
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	686,833	—		(686,833)	—
2014 Transaction	376,667	—	—	—	376,667
ipCapital	26,667	—	—	(26,667)	—
Exercise Agreement	300,000	—	—	—	300,000
Consultant Warrant	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,411,619	—	—	—	698,119

	For the Year Ended December 31, 2015
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	686,833	—	—	—	686,833
2014 Transaction	376,667	—	—	—	376,667
ipCapital	26,667	—	—	—	26,667
Exercise Agreement	300,000	—	—	—	300,000
Consultant Warrant (1)	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,411,619	—	—	—	1,411,619

10. Stockholders’ Equity

Common Stock

During 2016, we awarded 35,000 shares of restricted common stock to seven members of our board of advisors. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For the awards made to board of advisors, such fair market value was $1.65 per share. These shares were canceled in the three-month period ended September 2016 and we did not recognize additional stock compensation expense on the unvested awards upon cancellation.

On July 24, 2015 we entered into a securities purchase agreement and subscription agreement, pursuant to which we issued and sold for cash an aggregate of 2,105,919 shares of our common stock at a purchase price of $1.21 per share. We derived gross proceeds of $2,550,500 from this placement (the “2015 Transaction”).

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

During the year ended December 31, 2016, no options were granted under the 12 Plan. There were 35,000 shares of restricted common stock, with a weighted average grant date fair value of $1.65, granted, no options had been exercised and 229,369 shares of common stock remained available for issuance under the 12 Plan.

No options previously issued under the 12 Plan were exercised during the year ended December 31, 2016.

Inactive Plans

The following table summarizes options outstanding as of December 31, 2016 and 2015 that were granted from stock based compensation plans that are inactive. As of December 31, 2016 no options can be granted under these plans.

		Options Outstanding
	Year	Beginning of Year	Granted	Exercised	Cancelled	End of Year
2008 Stock Option Plan	2016	395,545	—	(1,800)	(13,134)	380,611
2005 Equity Incentive Plan	2016	14,000	—	—	(6,334)	7,666
Supplemental Stock Option Agreement	2016	333	—	—	—	333
		409,878	—	(1,800)	(19,468)	388,600

2008 Stock Option Plan	2015	430,000	—	(6,000)	(28,455)	395,545
2005 Equity Incentive Plan	2015	17,333	—	—	(3,333)	14,000
Supplemental Stock Option Agreement	2015	333	—	—	—	333
		447,666	—	(6,000)	(31,788)	409,878

Summary – All Plans

A summary of the status of all of the options outstanding under all of the Company’s stock option plans, and non-plan grants to consultants, as of December 31, 2016 and 2015, and changes during the years then ended, is presented in the following table:

	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning	705,990	$2.63	685,867	$2.70
Granted	—	$—	57,911	$1.80
Exercised	(1,800)	$0.81	(6,000)	$0.79
Forfeited or expired	(19,468)	$2.74	(31,788)	$3.26
Ending	684,722	$2.64	705,990	$2.63
Exercisable at year-end	684,722	2.64	705,990	$2.63
Vested or expected to vest at year-end	684,571	$2.64	704,763	$2.64
Weighted average fair value of options granted during the period		$2.64		$2.63

As of December 31, 2016 and 2015, of the options exercisable, 615,172 and 526,648 were vested, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75-$1.80	100,842	6.25	$1.37	85,734	$1.30
$1.82-$1.82	93,334	7.43	$1.82	77,778	$1.83
$2.06-$2.40	70,001	5.78	$2.28	68,889	$2.29
$2.48-$2.48	7,332	0.04	$2.48	7,332	$2.48
$2.54-$2.54	113,335	7.93	$2.54	75,554	$2.54
$2.55-$3.00	74,001	5.05	$2.71	74,001	$2.71
$3.03-$3.30	40,601	4.97	$3.07	40,601	$3.07
$3.45-$3.45	103,083	5.02	$3.45	103,083	$3.45
$4.20-44.20	80,000	4.69	$4.20	80,000	$4.20
$5.70-$6.88	2,193	4.97	$6.38	2,200	$6.38
$0.75-$6.68	684,722	6.0	$2.64	615,172	$2.68

As of December 31, 2016, there were outstanding options to purchase 684,722 shares of common stock with a weighted average exercise price of $2.64 per share, a weighted average remaining contractual term of 6 years and an aggregate intrinsic value of $0. Of the options outstanding as of December 31, 2016, 615,172 were vested, 69,399 were estimated to vest in future periods and 151 were estimated to be forfeited or to expire in future periods.

As of December 31, 2016, there was approximately $48,100 of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options. That cost is expected to be recognized over a weighted-average period of approximately twelve months.

During 2016, the Company awarded 35,000 shares of restricted common stock, which vest ratably, over a 12-month period; however, these shares were canceled in the three-month period ended September 30, 2016. The Company includes the common stock underlying the restricted stock award in shares outstanding once the common stock underlying the restricted stock award has vested and the restriction has been removed (“releases” or “released”).

A summary of the status of all of the Company’s unreleased restricted stock awards as of December 31, 2016 and 2015 and changes during the years then ended, is summarized in the following table.

	2016		2015
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Beginning unreleased	106,586	$2.31	287,666	$2.66
Awarded	35,000	$1.65	15,000	$2.35
Released	(71,429)	$2.32	(116,500)	$3.09
Forfeited	(70,157)	$1.91	(79,580)	$2.42
Ending unreleased	-		106,586	$2.31

There are no unreleased restricted stock awards at December 31,2016.

As of December 31, 2016, there was approximately $0 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards. During the year, we accelerated and released all of the remaining of employees’ unvested restricted award shares.

11. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2016 and 2015 consisted of the following:

	2016	2015
Current
Federal	$—	$—
State	—	—
Foreign	2,800	3,700
	$2,800	$3,700
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$2,800	$3,700

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34% for the years ended December 31, 2016 and 2015:

	2016	2015
Federal income tax (benefit) at statutory rate	$(629,000)	$(1,491,600)
State income tax (benefit) at statutory rate	(3,700)	(8,100)
Foreign tax rate differential	(300)	700
Compensation from exercise of non-qualified stock options and restricted stock awards	2,100	3,400
SBC – NQ cancellations	163,100	23,500
Change in valuation allowance	434,000	1,470,000
Warrant liability	(10,000)	(65,100)
Meals and entertainment (50%)	2,500	7,700
Tax rate changes	(800)	(2,500)
Other items	44,900	65,700
Provision (benefit) for income tax	$2,800	$3,700

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2016 and 2015:

	2016	2015
Net operating loss carryforwards	$21,808,000	$21,033,000
Tax credit carryforwards	1,047,000	1,047,000
Compensation expense – non-qualified stock options	620,000	730,000
Deferred revenue and maintenance service contracts	1,181,000	1,344,400
Warrant liability	-	1,000
Reserves and other	73,000	157,000
Total deferred tax assets	24,729,000	24,312,000
Deferred tax liability – depreciation, amortization and capitalized software	(7,000)	(24,000)
Net deferred tax asset	24,722,000	24,288,000
Valuation allowance	(24,722,000)	(24,288,000)
Net deferred tax asset	$—	$—

For financial reporting purposes, with the exception of the year ended December 31, 2007, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2016 and 2015. The net change in the valuation allowance was $(434,000) and $(1,470,000) for the years ended December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company had approximately $63.3 million of federal net operating loss carryforwards and approximately $6.9 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carryforwards will begin to expire in 2018 and the California state loss carry forwards began to expire in 2015. During the years ended December 31, 2016 and 2015, the Company did not utilize any of its federal or California net operating losses. Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period.

At December 31, 2016, the Company had approximately $1 million of federal research and development tax credits that will begin to expire in 2018.

12. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2016, the Company had approximately $330,400 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2015, the Company had approximately $1,559,900 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2016 and December 31, 2015, the Company considered the following to be its most significant customers:

	2016		2015
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
Alcatel	6.0%	0.6%	4.9%	4.6%
Broadridge	0.6%	6.3%	0.5%	4.7%
Centric Systems	5.0%	11.5%	5.0%	13.2%
Elosoft	11.0%	18.8%	10.9%	14.8%
GE	4.4%	13.8%	2.0%	4.4%
KitASP	8.0%	1.5%	3.8%	16.1%
Raytheon	3.4%	6.5%	9.4%	1.6%
Uniface	6.1%	10.9%	5.3%	1.9%
Xerox	3.2%	7.3%	3.3%	7.6%
Total	47.7%	77.2%	45.1%	68.9%

The Company performs credit evaluations of customers’ financial condition whenever necessary, and does not require cash collateral or other security to support customer receivables.

13. Commitments and Contingencies

Operating Leases.

On August 24, 2015, we entered into a new office lease effective on October 1, 2015, for our corporate headquarters in Campbell, California which is better suited to our California operations and results in significant monthly savings. The term of this lease is from October 1, 2015 through September 30, 2018.

On August 11, 2015 we entered into a sublease agreement to sublease the entirety of the South Bascom office space, our former corporate offices, to a third party. We are currently leasing 10,659 square feet under a five-year lease that, unless renewed, will expire in October 2018. The term of the sublease extends from November 1, 2015 through the end of our office lease term for that space in October, 2018. The monthly rent payments due to hopTo under this sublease fully offset the monthly rent payments due to the landlord under hopTo’s lease for that space.

The following table sets forth the net minimum lease payments we will be required to make throughout the remainder of these leases:

Year Ending December 31,
2017	$114,300
2018	68,300
$182,600

Rent expense aggregated approximately $141,700 and $396,400 for the years ended December 31, 2016 and 2015, respectively.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2016.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2016.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will operate substantially as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties and has no liabilities recorded for these agreements as of December 31, 2016.

During the year ended December 31, 2016, we reported non-cash expense of $571,100 related to potential liquidated damages resulting from delays in filing registration statements for shares and shares underlying warrants for certain private placements that the Company closed in prior periods.   There were no such expenses recorded in the year ended December 31, 2015.  While we believe that the applicable agreements, in most cases, provide exceptions or defenses to liquidated damages that may result in the reduction or non-payment of such damages, we have chosen to accrue to the full extent potentially required by the registration rights agreements that contained liquidated damages provisions due to uncertainty of such matters. The potential liquidated damages is reported as other current liabilities on the consolidated balance sheet and as a component of general and administrative expense on the consolidated statements of operations.

During the three-month period ended September 30, 2016, our CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salaries beginning September 1, 2016 until such time as the Company can reasonably pay such compensation, upon approval by the board of directors. There is currently no definitive schedule for such payments. The deferred salaries are recorded as a component of accounts payable and accrued expenses on the consolidated balance sheet.

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

During the three month period ended September 30, 2016, Mr. Eilam voluntarily agreed with our board of directors to defer 50% of his salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors.

14. Employee 401(k) Plan

In December 1998, the Company adopted a 401(k) Plan (the “Plan”), to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2016 and 2015, the Company contributed a total of approximately $39,100 and $44,000, to the Plan, respectively.

15. Supplemental Disclosure of Cash Flow Information

The following table presents supplemental disclosure information for the statements of cash flows for the years ended December 31, 2016 and 2015:

	2016	2015
Cash Paid:
Income Taxes (1)	$2,900	$4,400
Interest	—	—

(1)	All such disbursements were for the payment of foreign income taxes.

During 2016 and 2015, we incurred $15,500 and $182,400, respectively, of impairment loss from writing down certain capitalized software development cost that were associated with our consumer products

During 2016, the Company reduced its warrants liability by $31,600 of which $31,600 was recorded in the Consolidated Statement of Operations.

During 2015, the Company reduced its warrants liability by $615,700, of which $208,400 was recorded in the Consolidated Statement of Operations.

During 2015, we incurred $116,400 of issuance cost for our 2015 Transaction funding for which $30,000 of cash was not disbursed.

During 2015, we reclassified our short-term security deposit for our Campbell Avenue lease of $40,700 from non-current other assets to prepaid.

16. Related Party Transactions

ipCapital Group, Inc.

On October 11, 2011, we engaged ipCapital, an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets. Our engagement agreement with ipCapital, which has been amended three times, affords us the right to request ipCapital to perform a number of diverse services, employing its proprietary processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities.

For the years ended December 31, 2016 and 2015, there were no services performed, additional charges incurred or payments made to ipCapital under the agreement.

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

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock; thus, we will accrete the fair value of the warrant as a liability over the anticipated service period. Additionally, in accordance with the liability method of accounting, we will re-measure the fair value of the then-outstanding warrant at each future balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 9) We recognized $(2,300) and $(18,100) as a component of general and administrative expense during the years ended December 31, 2016 and 2015, respectively, resulting from the change in fair value.

The warrants expired on October 11, 2016.

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

17. Segment Information

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

Revenue by country for the years ended December 31, 2016 and 2015 was as follows:

	Years Ended December 31,
Revenue by Country	2016	2015
United States	$1,554,800	$2,267,600
Brazil	606,600	666,400
Other Countries	1,839,900	2,047,000
Total	$4,001,300	$4,981,000

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding those individuals currently serving as our directors and executive officers as of March 31, 2017:

Name	Age	Position
Eldad Eilam	39	Chief Executive Officer, President and Director
Jean-Louis Casabonne	59	Chief Financial Officer, Secretary
Sam M. Auriemma (1)	64	Director
Michael A. Brochu (2)	62	Director
John Cronin (2)	62	Director
Jeremy E. Verba (3)	54	Director
Ashfaq A. Munshi (3)	55	Director

(1)	Chairman of Board and Chairman of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Audit Committee

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

John Cronin has served as a director since August 2011. Mr. Cronin is the founder, managing director and chairman of ipCapital Group, Inc., an intellectual property consulting firm, with which we have formed an alliance to deploy a range of strategic invention and intellectual tactics aimed at accelerating the growth and commercialization of our IP portfolio. We also have relationships with certain related parties to ipCapital Group, Inc. and Mr. Cronin as described below under “Related-Party Transactions”. Prior to founding ipCapital Group, Inc. in 1998, Mr. Cronin was an inventor at IBM for 17 years where he patented 100 inventions, published over 150 technical papers and received IBM’s “Most Distinguished Inventor Award.” Our Board has determined that Mr. Cronin is qualified to serve on our Board because of his over 30 years’ experience developing and consulting with the development of high-tech intellectual property and his extensive knowledge and understanding of the high-tech industry. Mr. Cronin serves on the board of directors of Imageware, which is a publicly-held company. He holds a BS in Electrical Engineering, an MS in Electrical Engineering and a BA in Psychology from the University of Vermont.

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

Ashfaq A. Munshi was appointed to our Board in November 2014. Mr. Munshi is a technologist with over 20 years of entrepreneurship, engineering, marketing, and senior management experience. Mr. Munshi is currently CEO of Pepperdata, a Big Data technology company. Previously he was Chief Product Officer for 1-Page Limited, a publicly listed technology company on the ASX, as a result of the acquisition of Marianas Labs in December 2015. Previously he was CEO of Graphite Systems, a company which was acquired by EMC in August 2015. He is the Chairman and founder of Terabitz and has served as its acting CEO since 2006. Mr. Munshi has also served as the Chief Technology Officer of Yahoo! Inc., as Head of Yahoo! Labs and as interim CEO and chairman of both MSC Software (NASDAQ: MSCS) and Level5 Networks. He has also served as chairman of a number of technology startup companies. In addition to Terabitz, Mr. Munshi has founded four other Silicon Valley companies: Radiance, Vivecon, SpecialtyMD, and Commerce Engine. Our Board has determined that Mr. Munshi is qualified to serve on our Board because of his extensive senior management experience and deep technology background in both private and public companies. Earlier in his career, he served as a corporate vice president at Applied Materials and before that, Mr. Munshi was vice president and general manager of the Enterprise Business Unit at SGI. Mr. Munshi began his executive career at Oracle Corporation where he was director of development and marketing building UI toolkits and data base applications. He was as an advisor to San Francisco based UpSight and has also served as an advisor to Transitive Corporation and has been on the Dean’s Leadership Council for the Division of Engineering and Applied Sciences at Harvard University. Mr. Munshi holds an A.B. in Mathematics from Harvard and has completed graduate work in computer science at Brown and the University of California, Santa Cruz. He is an alumnus of the Stanford Graduate School of Business.

Jeremy E. Verba was appointed to our Board in December 2013. Mr. Verba has served in senior positions at major internet companies. He is currently vice president and general manager of VUDU, Inc., a wholly-owned subsidiary of Wal-Mart Stores, Inc. Previously, Mr. Verba was an Entrepreneur-in-Residence at Foundation Capital in Menlo Park, CA. From August 2011 to August 2012, he was the chief executive officer of eHarmony, Inc., overseeing the number one compatibility-based relationship site in the world. Prior to eHarmony, Inc. he was the founder and general manager of Treasure Isle at Zynga, Inc. from 2009 to 2011. Mr. Verba’s career focus has been on online services, communications, and digital media. Our Board has determined that Mr. Verba is qualified to serve on our Board because of his experience, skillset and network, which are accretive to that of our current Board. Additionally, Mr. Verba brings years of hands-on experience and innovative ideas in the areas of creation, marketing and monetization of consumer products, to our Board. He received his MBA from Harvard University and a BS from the Massachusetts Institute of Technology.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rule to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of reports filed with the SEC and submitted to us and on written representations by certain of our directors and executive officers, we believe that all of our directors and executive officers complied on a timely basis during the fiscal year ended December 31, 2016 with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Our code of ethics is made available at our website at: http://hopto.com/investors/corp-governance (click “Corporate Governance” and then click “Code of Conduct””).

Stockholder Nominations and Bylaw Procedures

Our bylaws establish procedures pursuant to which a stockholder may nominate a person for election to our Board. Our bylaws are available at our website at: http://hopto.com/investors/corp-governance (click “Code of Conduct”).

To nominate a person for election to our Board, a stockholder must set forth all information relating to the nominee that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act. Such notice must also contain information specified in the bylaws as to the director nominee, information about the stockholder making the nomination and the beneficial owner, if any, on behalf of whom the nomination is made, including name and address, class and number of shares owned, and representations regarding the intention to make such a nomination and to solicit proxies in support of it. We may require any proposed nominee to furnish information concerning his or her eligibility to serve as an independent director or that could be material to a reasonable stockholder’s understanding of the independence of the nominee.

Audit Committee

The current members of our Audit Committee are Sam Auriemma (Chairman), Jeremy Verba and Ashfaq Munshi. Our Audit Committee held four meetings during 2016. Our Board determined that each of our Audit Committee members is “independent” for audit committee purposes and that Sam M. Auriemma meets the SEC definition of an “audit committee financial expert.”

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation we paid to our executive officers for the fiscal years ended December 31, 2016 and 2015:

Name and Principal Position	Year	Salary $		Bonus $	Stock Awards $	Option Awards $	All Other Compensation $	Total $
Eldad Eilam, (1)	2016	275,000	(6)	—	—	—	3,470 (3)	278,470
CEO, President	2015	275,000		—	—	—	2,640 (3)	277,640
Jean-Louis Casabonne (2)	2016	225,000	(6)	—	—	—	2,903 (4)	227,903
CFO, Secretary	2015	225,000		—	—	90,920 (5)	3,290 (4)	319,210

(1)	Mr. Eilam has served as our President since January 2012 and as our Acting Chief Executive Officer between March 2012 and April 2012 when he was appointed Interim Chief Executive Officer. Mr. Eilam became Chief Executive Officer on August 15, 2012. Mr. Eilam served as our Chief Operating Officer from January 2012 to April 2012 and as our Chief Technology Officer from July 2011 to January 2012.

(2)	Mr. Casabonne was hired and appointed Chief Financial Officer on May 3, 2014.

(3)	Represents group life insurance premiums ($640 in 2015 and $1,470 in 2016), and our contribution to the 401(k) plan ($2,000 in each of 2015 and 2016).

(4)	Represents group life insurance premiums ($1,290 in 2015 and $903 in 2016), and our contribution to the 401(k) plan ($2,000 in each of 2015 and 2016).

(5)	On August 4, 2015, we granted Mr. Casabonne stock options to purchase 57,911 shares of common stock at an exercise price of $1.80 per share.

(6)

During the three month period ended September 30, 2016, Messrs. Eilam and Casabonne voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors. The 2016 salary for Mr. Eilam and Mr. Casabonne includes deferred salary of $46,011and $37,644, respectively (See Note 13 to the consolidated financial statements).

See “—Outstanding Equity Awards at Fiscal Year-End,” for a discussion of the vesting and exercisability terms of options referenced above.

Mr. Eilam was employed during 2015 and 2016 and continues to be employed on an at-will basis pursuant to the employment agreement approved by the Board of Directors and Compensation Committee on August 21, 2013. Under the employment agreement, Mr. Eilam will receive an annual base salary of $275,000 and will be eligible for an annual performance-based bonus in the discretion of the Company’s Compensation Committee. At the discretion of our Board and its Compensation Committee, the actual bonus, if any, may be increased or decreased based on over or under achievement of the applicable milestone.

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

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at December 31, 2016
	Option Awards
Name	Number of Underlying Securities (1)	Number of Underlying Securities unvested	Number of Underlying Securities unearned	Option Exercise Price $	Option Expiration Date
Eldad Eilam	66,667	—	—	4.200	09/08/21
Chief Executive Officer, President	66,667 (2)	—	—	3.450	02/22/22
	66,667	66,667	66,667 (3)	2.535	12/03/2024
Jean-Louis Casabonne	57,911 (4)	15,108	15,108	1.800	8/04/2025
CFO, Secretary	—	—	—	—	—

(1)	All options are immediately exercisable upon grant and vest in 33 equal monthly installments beginning in the fourth month after their respective date of grant. We have the right to repurchase exercised unvested options at the exercise price of the respective option upon the optionee’s cessation of service to our Company.

(2)	On February 22, 2012, Mr. Eilam was granted a performance-based incentive option, which vests in three equal increments at the end of each fiscal year subsequent to its grant date, assuming that the performance-based goals have been met. As of December 31, 2013 and December 31, 2014, such goals for 2013 and 2014, respectively, which included establishing an operational base in the Silicon Valley area and delivering an alternative product to our existing GO-Global product family, were met. As of December 31, 2015, these awards are fully vested and earned.

(3)	On December 3, 2014, Mr. Eilam was granted a performance-based incentive option which vests upon the earlier to occur of (a) the seventh (7th) anniversary the date of grant or (b) such other earlier date as the Board of Directors may determine in its sole discretion from time to time (i.e., the Board may accelerate some or all of such Options, on one or more occasions, up to the maximum number of Options), at any time and for any reason the Board deems appropriate based on its evaluation of Mr. Eilam’s performance, the Company performance or other factors the Board deems appropriate.

(4)	On August 5, 2015, Mr. Casabonne was granted stock options to purchase 57,911 shares of common stock which vests monthly. This option grant was offered as an exchange for forfeiting 44,445 of unreleased restricted stock award that was originally awarded in May 2014.

Compensation of Directors

During the fiscal year ended December 31, 2016 our non-employee directors were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our Board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a Board committee, and a $1,500 quarterly retainer. As of December 31, 2016, $23,000 of the board fees earned in 2016 were accrued and not yet paid (see Note 6 to our Notes to Consolidated Financial Statements).

Name	Year	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Sam M. Auriemma	2015	$10,500	$—	$—	$10,500
Michael A. Brochu	2015	$8,500	$—	$—	$8,500
John Cronin	2015	$8,500	$—	$—	$8,500
Jeremy E. Verba	2015	$10,500	$—	$—	$10,500
Ashfaq A. Munshi	2015	$10,000	$—	$—	$10,000

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2016, the Compensation Committee was comprised of Michael A. Brochu and John Cronin, each of whom is a non-employee director. See Item 13 for a summary of transactions with entities controlled by Mr. Cronin.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 31, 2017, by (i) each of our directors and nominees; (ii) each person known by us to beneficially own 5% or more of our common stock (based upon review of the most recent Schedule 13D and 13G filings as of March 31, 2017); (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each of the following stockholders is c/o hopTo Inc., 51 E. Campbell Avenue, Suite 128, Campbell, CA 95008.

Name and Address	Number of Shares of Common Stock Beneficially Owned (1)(2)	Percent of Class (%)
Eldad Eilam (3)	342,305	3.5
Michael A. Brochu (3)	144,791	1.5
Sam M. Auriemma (3)	103,507	1.0
John Cronin (3)	82,864	*
Jean-Louis Casabonne (3)	82,525	*
Jeremy E. Verba (3)	54,923	*
Ashfaq Munshi (3)	46,667	*

All current executive officers and directors as a group (7 persons)(3)	857,582	8.7
JMI Holdings, LLC (2011 Family Series) (4)	952,604	9.6
Austin Marxe, David Greenhouse and Adam C. Stettner (5) 527 Madison Avenue, Suite 2600 New York, NY 10022	1,020,852	9.9
David R. Wilmerding, III (6) 2 Hamill Road, Suite 272 Baltimore, MD 21117	938,071	9.4
Jon C. Baker (7) 101 St. Johns Road Baltimore, MD 21210	860,866	8.7
Robert S. London (8) 1485 E. Valley Road, Suite F Montecito, CA 93108	668,073	6.7

*	Less than 1%.

(1)	As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of March 31, 2017 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
(2)	Percentage ownership of our common stock is based on 9,804,400 shares of common stock outstanding as of March 25, 2017
(3)	Includes the following shares of common stock issuable upon exercise of outstanding stock options: 111,111 options earned by Mr. Eilam pursuant to a performance based incentive option grant; 57,911 stock options held by Mr. Casabonne; and 62,200 stock options held by each of Messrs. Auriemma, Brochu, and Cronin and 46,667 stock options held by each of Messrs. Verba and Munshi.
(4)	Based solely on information known to us, Charles E. Noell, III, John J. Moores and Bryant W. Burke share voting and dispositive power over these shares by virtue of being members of El Camino Advisors, LLC, the manager of JMI Holdings, LLC (2011 Family Series). JMI Holdings, LLC (2011 Family Series) owns 841,493 shares of our common stock and warrants to purchase 111,111 shares of our common stock.
(5)	Based solely on information contained in a joint Schedule 13G/A filed by Austin Marxe, David Greenhouse and Adam Stettner on February 10, 2017. Such stockholders share voting and dispositive power over these shares by virtue of being the controlling principals of AWM Investment Company, Inc. (“AWM”), and the members of SST Advisers, L.L.C. (“SST”). AWM acts as investment advisor to each of Special Situations Technology Fund, L.P. (“Tech Fund”) and Special Situations Technology Fund II, L.P. (“Tech Fund II”); SST is the general partner of each of Tech Fund and Tech Fund II. Tech Fund owns 153,920 shares of our common stock and holds warrants to purchase 12,667 shares of our common stock. Tech Fund II owns 775,265 shares of our common stock and holds warrants to purchase 79,000 shares of our common stock.
(6)	Based on information contained in a Schedule 13G/A filed by David Wilmerding on February 1, 2017, and information known to us, Mr. Wilmerding has sole voting and dispositive power with respect to 844,736 shares of our common stock and warrants to purchase 99,999 shares of our common stock.
(7)	Based on information contained in a Schedule 13G/A filed by Jon C. Baker on January 30, 2017, and information known to us, Mr. Baker has sole voting and dispositive power with respect to 777,533 shares of our common stock and warrants to purchase 83,333 shares of our common stock.
(8)	Based on information contained in Schedule 13G/A filed on February 14, 2017, by Robert S. London, and information known to us, Mr. London has sole voting and dispositive power with respect 630,068 shares of our common stock and warrants to purchase 25,000 shares of our common stock.

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

For the years ended December 31, 2016 and 2015, there were no services performed, additional charges incurred or payments made to ipCapital under the agreement.

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

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock; thus, we will accrete the fair value of the warrant as a liability over the anticipated service period. Additionally, in accordance with the liability method of accounting, we will re-measure the fair value of the then-outstanding warrant at each future balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 9) We recognized $(2,300) and $(18,100) as a component of general and administrative expense during the years ended December 31, 2016 and 2015, respectively, resulting from the change in fair value.

The warrants expired on October 11, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Macias Gini & O’Connell LLP for the fiscal years ended December 31, 2016 and 2015 were as follows:

Category	2016	2015
Audit fees	$147,500	$155,500
Audit – related fees	—	1,800
Tax fees	11,800	15,000
All Other fees	—	—
Totals	159,300	$172,300

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of GraphOn Corporation (19)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of hopTo Inc. (28)
3.4	Second Amended and Restated Bylaws of Registrant (2)
4.1	Form of certificate evidencing shares of common stock of Registrant (3)
4.2	Form of Warrant issued on September 1, 2011 (4)
4.3	Warrant to Purchase Common Stock, dated October 11, 2011 (5)
4.4	Exercise Agreement, dated June 17, 2013 (including Allonge to 2011 warrants) (20)
4.5	Form of New Warrant issued on June 17, 2013 (20)
4.6	Registration Rights Agreement, dated June 17, 2013 (20)
4.7	Form of Warrant issued on January 7, 2014 (21)
4.8	Registration Rights Agreement, dated January 7, 2014 (21)
10.1*	Restricted Stock Agreement (1 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.2*	Restricted Stock Agreement (2 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.3*	Restricted Stock Agreement with Christoph Berlin dated August 15, 2012 (15)
10.4*	Restricted Stock Agreement with Robert Dixon dated August 15, 2012 (15)
10.5	Separation Agreement, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.6	Release, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.7	1998 Stock Option/Stock Issuance Plan of Registrant (7)
10.8	Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)
10.9	2005 Equity Incentive Plan (8)
10.10	2008 Equity Incentive Plan, as Amended (9)
10.11*	Employment Agreement, dated August 21, 2013, by and between Registrant and Eldad Eilam (16)
10.12*	Director Severance Plan (11)
10.13*	Key Employee Severance Plan (11)
10.14	Securities Purchase Agreement, dated September 1, 2011 (4)
10.15	Form of Registration Rights Agreement, dated September 1, 2011 (4)
10.16(a)*	Engagement Agreement, dated October 11, 2011, by and between Registrant and ipCapital Group, Inc. (5)
10.16(b)*	First Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 7, 2011 (12)
10.16(c)*	Second Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 14, 2011 (12)
10.16(d)*	Third Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of January 20, 2012 (13)
10.17	First Amendment to Office Lease between Registrant and CA-Pruneyard Limited Partnership, dated as of October 7, 2013 (27)

10.18	Consulting Agreement, dated February 1, 2012, by and between Registrant and Steven Ledger/Tamalpais Partners LLC (22)
10.19	Amendment to Consulting Agreement, by and between Registrant and Steven Ledger/Tamalpais Partners, LLC, dated August 1, 2013 (16)
10.20	Intellectual Property Brokerage Agreement by and between Registrant and ipCapital Licensing Company I, LLC, dated as of February 4, 2013 (17)
10.21*	Consulting Agreement, dated March 29, 2013, by and between Registrant and Gordon Watson (23)
10.22*	Consulting Agreement, dated November 18, 2013, by and between Registrant and ipCreate, Inc. (24)
10.23	Securities Purchase Agreement, dated January 7, 2014 (21)
10.24*	Consulting Agreement, dated March 17, 2014, by and between Registrant and Steven Ledger (25)
10.25	Separation Agreement, dated March 12, 2014, by and between Registrant and Christoph Berlin (25)
10.26	Employment Letter dated April 30, 2014 and executed May 5, 2014 between Registrant and Jean-Louis Casabonne (26)
10.27	Sublease dated August 11, 2015, by and between Registrant and CDNetworks
10.28	Securities Purchase Agreement, dated as of July 24, 2015 (29)
10.29	Registration Rights Agreement, dated as of July 28, 2015 (29)
10.30	Lease Agreement effective October 1, 2015 between the Registrant and Heritage Village Offices (30)
14.1	Code of Ethics (6)
21.1	Subsidiaries of Registrant
23.1	Consent of Macias Gini & O’Connell LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished, not filed)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished, not filed)
101	The following financial information from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, (v) Notes to Consolidated Financial Statements (18)

*Management or compensatory plan or arrangement

(1)	Filed on April 2, 2007 as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated herein by reference.
(2)	Filed on March 31, 2010 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.
(3)	Filed on September 19, 1996 as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-11165), and incorporated herein by reference.
(4)	Filed on September 8, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference.
(5)	Filed on October 13, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference.
(6)	Filed on March 30, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.
(7)	Filed on June 23, 2000 as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-40174), and incorporated herein by reference.
(8)	Filed on November 25, 2005 as an exhibit to the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting, and incorporated herein by reference.
(9)	Filed on September 29, 2011 as an exhibit to the Registrant’s Registration Statement on Form S-8 (File No. 333-177069) and incorporated herein by reference.
(10)	Reserved.
(11)	Filed on November 14, 2011 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference.
(12)	Filed on November 23, 2011 as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, and incorporated herein by reference.
(13)	Filed on February 14, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference.
(14)	Filed on May 21, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and incorporated herein by reference.
(15)	Filed on November 14, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly reporting period ended September 30, 2012, and incorporated herein by reference.

(16)	Filed on August 27, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated August 21, 2013, and incorporated herein by reference.
(17)	Filed on February 19, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference.
(18)	Submitted electronically with the original Form 10-K.
(19)	Filed on September 10, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated September 9, 2013, and incorporated herein by reference.
(20)	Filed on June 24, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 17, 2013, and incorporated herein by reference.
(21)	Filed on January 13, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 7, 2014, and incorporated herein by reference.
(22)	Filed on April 16, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference.
(23)	Filed on April 3, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 29, 2013, and incorporated herein by reference.
(24)	Filed on December 12, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated December 11, 2013, and incorporated herein by reference.
(25)	Filed on March 18, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 12, 2014, and incorporated herein by reference.
(26)	Filed on May 12, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 9, 2014, and incorporated herein by reference.
(27)	Filed on March 31, 2014 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.
(28)	Filed on February 1, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 27, 2016, and incorporated herein by reference.
(29)	Filed on July 30, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, dated July 24, 2015, and incorporated herein by reference.
(30)	Filed on September 10, 2015 as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-206861), and incorporated herein by reference.

(c) Financial Statement Schedule

Not applicable for smaller reporting companies.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

April 7, 2017	By:	/s/ Eldad Eilam
Eldad Eilam
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eldad Eilam	Chief Executive Officer, President and Director	April 7, 2017
Eldad Eilam	(Principal Executive Officer)

/s/ Jean-Louis Casabonne	Chief Financial Officer	April 7, 2017
Jean-Louis Casabonne	(Principal Financial Officer and Principal Accounting Officer)

/s/ Sam M. Auriemma	Director	April 7, 2017
Sam M. Auriemma

/s/ Michael A. Brochu	Director	April 7, 2017
Michael A. Brochu

/s/ John Cronin	Director	April 7, 2017
John Cronin

/s/ Jeremy Verba	Director	April 7, 2017
Jeremy Verba

/s/ Ashfaq Munshi	Director	April 7, 2017
Ashfaq Munshi

