Form 10-Q
period 2017-03-31
hopTo Inc.
filed 2017-05-22
CIK 1021435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

As of May 12, 2017, there were issued and outstanding 9,804,400 shares of the registrant’s common stock, par value $0.0001.

hopTo Inc.

FORM 10-Q

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements”. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	the success of our new products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;
●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; and
●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2017, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash	$673,100	$546,200
Accounts receivable, net	183,800	355,300
Prepaid expenses	35,400	38,700
Total Current Assets	892,300	940,200

Property and equipment, net	124,600	143,300
Other assets	109,000	109,000
Total Assets	$1,125,900	$1,192,500

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,036,100	$975,800
Deferred rent	20,900	24,100
Capital lease	4,600	6,800
Deferred revenue	1,720,500	1,759,000
Other current liabilities	766,200	571,100
Total Current Liabilities	3,548,300	3,336,800

Deposit liability	81,400	81,400
Deferred revenue	1,557,500	1,694,600
Deferred rent	—	2,600
Total Liabilities	5,187,200	5,115,400

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,804,400 shares issued and outstanding at March 31, 2017 and December 31, 2016	14,700	14,700
Additional paid-in capital	78,527,500	78,512,200
Accumulated deficit	(82,603,500)	(82,449,800)
Total Stockholders’ Equity (Deficit)	(4,061,300)	(3,922,900)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,125,900	$1,192,500

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenue	$982,500	$1,007,300
Costs of revenue	18,800	53,800
Gross profit	963,700	953,500

Operating expenses:
Selling and marketing	89,900	317,100
General and administrative	641,100	678,100
Research and development	385,000	885,800
Total operating expenses	1,116,000	1,881,000

Loss from operations	(152,300)	(927,500)

Other income (expense):
Change in fair value of warrants liability	—	(47,300)
Other income (expense), net	(500)	600
Loss before provision for income tax	(152,800)	(974,200)
Provision for income tax	900	700
Net loss	$(153,700)	$(974,900)

Loss per share – basic and diluted	$(0.02)	$(0.10)
Average weighted common shares outstanding – basic and diluted	9,804,400	9,737,946

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding
Beginning balance	9,804,400	9,731,233
Vesting of restricted stock awards	—	13,275
Ending balance	9,804,400	9,744,508

Common stock – amount
Beginning balance	$14,700	$14,600
Ending balance	$14,700	$14,600

Additional paid-in capital
Beginning balance	$78,512,200	$78,189,300
Stock-based compensation expense	15,300	86,200
Company payment of employee taxes for stock-based compensation	—	(1,500)
Ending balance	$78,527,500	$78,274,000

Accumulated deficit
Beginning balance	$(82,449,800)	$(80,596,900)
Net loss	(153,700)	(974,900)
Ending balance	$(82,603,500)	$(81,571,800)
Total Stockholders’ Deficit	$(4,061,300)	$(3,283,200)

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
Cash Flows Provided By and (Used In) Operating Activities:	(Unaudited)	(Unaudited)
Net Loss	$(153,700)	$(974,900)
Adjustments to reconcile net loss to net cash provided by and (used in) operating activities:
Depreciation and amortization	18,100	28,400
Stock-based compensation expense	15,300	86,200
Company payments of employee taxes for stock-based compensation	—	(1,500)
Revenue deferred to future periods	558,000	778,600
Recognition of deferred revenue	(733,600)	(873,900)
Changes to allowance for doubtful accounts	(2,700)	(2,500)
Change in fair value of derivative instruments warrants	—	47,300
Accretion of warrants liability for consulting services	—	4,200
Changes in severance liability	—	(5,900)
Changes in deferred rent	(5,800)	(5,100)
Interest accrued for capital lease	100	300
Loss /(gain) on disposal of fixed assets	600	(200)
Changes in operating assets and liabilities:
Accounts receivable	174,200	4,300
Prepaid expenses	3,300	(9,800)
Accounts payable and accrued expenses	60,300	222,300
Other current liabilities	195,100	—
Net Cash Provided By and (Used In) Operating Activities	129,200	(702,200)

Cash Flows Provided By and (Used In) Investing Activities:
Proceeds from sale of equipment	—	200
Net Cash Provided By and (Used In) Investing Activities	—	200

Cash Flows Provided By and (Used In ) Financing Activities:
Payment of capital lease	(2,300)	(2,300)
Net Cash Provided By and (Used In ) Financing Activities	(2,300)	(2,300)

Net Increase (Decrease) in Cash	126,900	(704,300)
Cash - Beginning of Period	546,200	1,777,300
Cash - End of Period	$673,100	$1,073,000

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC on April 7, 2017 (“2016 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2017 or any future period.

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

We have incurred significant net losses since our inception. For the three months ended March 31, 2017, the Company incurred a net loss of $153,700. At March 31, 2017, the Company had an accumulated deficit of $82,603,500 and a working capital deficit of $2,656,000. Due to our inability to date to generate meaningful revenue from our hopTo Work business and our continued estimation that revenue from this product is unlikely in any reasonable time frame, our cash resources will not be sufficient to fund our business for the next 12 months. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

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

Deferred Rent

The leases for both the Company’s current office in Campbell, California and the subleased former office in Campbell, California contain free rent and predetermined fixed escalations in our minimum rent payments. Rent expense related to these leases is recognized on a straight-line basis over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases is recorded as part of deferred rent in current or long-term liabilities, as appropriate. The monthly rent payments due to the Company for the sublease of the office at 1919 S. Bascom Avenue fully offsets the rent payments due under the Company’s lease for that space.

Incentives received upon entering into the lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. The unamortized portion of these incentives are recorded as a part of deferred rent in current or long-term liabilities, as appropriate.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three-month periods ended March 31, 2017 or 2016.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended March 31, 2017 and 2016:

	Beginning Balance	Charge Offs	Recoveries	Change in Provision	Ending Balance
Three Months Ended March 31,
2017	$7,700	$—	$—	$(2,700)	$5,000
2016	$17,300	$—	$—	$(2,500)	$14,800

Concentration of Credit Risk

For the three-month periods ended March 31, 2017 and 2016, respectively, we considered the customers listed in the following table to be our most significant customers. The table sets forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of March 31, 2017 and 2016.

	Three Months Ended March 31, 2017	As of March 31, 2017	Three Months Ended March 31, 2016	As of March 31, 2016
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Centric	7.2%	26.2%	6.4%	10.9%
Raytheon	10.0%	0.0%	5.5%	3.4%
Thermo Lab Systems	6.3%	19.2%	7.0%	9.2%
Uniface	4.6%	14.5%	3.1%	2.0%
Total	28.10%	55.90%	22.0%	25.5%

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

The fair value of warrants at issuance and for those recorded as a liability at each reporting date are determined in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets, liabilities and certain equity instruments measured at fair value be classified and disclosed in one of the following categories:

●	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

●	Level 2: Defined as observable inputs other than quoted prices included in Level 1. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3: Defined as unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

4. Property and Equipment

Property and equipment was:

	March 31, 2017	December 31, 2016
Equipment	$248,700	$258,700
Furniture	190,600	190,600
Leasehold improvements	167,600	167,600
	606,900	616,900
Less: accumulated depreciation and amortization	482,300	473,600
	$124,600	$143,300

Aggregate property and equipment depreciation and amortization expense was $18,100 and $25,800 during the three-month periods ended March 31, 2017 and 2016, respectively. During the three month period ended March 31, 2017, we disposed of an equipment at a loss of $600 that was originally purchased for $10,000.

5. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2017 and 2016, respectively, by classification:

	Three Months Ended March 31,
Statement of Operations Classification	2017	2016
Costs of revenue	$100	$3,100
Selling and marketing expense	100	14,100
General and administrative expense	15,100	53,100
Research and development expense	—	15,900
	$15,300	$86,200

6. Revenue

Revenue for the three-month periods ended March 31, 2017 and 2016 was:

			2017 Over (Under) 2016
Revenue	2017	2016	Dollars	Percent
Software Licenses
Windows	$283,000	$290,100	$(7,100)	-2.4%
UNIX/Linux	108,000	84,400	23,600	28.0%
	391,000	374,500	16,500	4.4%
Software Service Fees
Windows	444,200	452,000	(7,800)	-1.7%
UNIX/Linux	136,800	169,300	(32,500)	-19.2%
	581,000	621,300	(40,300)	-6.5%
Other	10,500	11,500	(1,000)	-8.7%
Total Revenue	$982,500	$1,007,300	$(24,800)	-2.5%

7. Cost of Revenue

Cost of revenue for the three-month periods ended March 31, 2017 and 2016 was:

			2017 Over (Under) 2016
	2017	2016	Dollars	Percent
Software service costs	$15,500	$39,400	$(23,900)	-60.8%
Software product costs	3,300	14,400	(11,100)	-77.1%
	$18,800	$53,800	$(35,000)	-65.1%

8. Commitments and Contingencies

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

On August 24, 2015, we entered into a new office lease for our corporate headquarters in Campbell, California which became effective on October 1, 2015, is better suited to our California operations and results in significant monthly savings. The term of this lease is from October 1, 2015 through September 30, 2018 (see Note 12).

The following table sets forth the minimum lease payments we will be required to make throughout the remainder of the lease:

Year	Amount
Remainder of 2017	$85,900
2018	68,300
$154,200

9. Supplemental Disclosure of Cash Flow Information

We disbursed $100 and $300 for the payment of interest expense during the three-month periods ended both March 31, 2017 and 2016, respectively. Such disbursement was for capital lease payments. We disbursed $700 and $300 for the payment of income taxes during the three-month period ended March 31, 2017 and 2016, respectively. Such disbursements were made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs, Ltd.

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

For the three-month periods ended March 31, 2017 and 2016, 1,375,509 and 2,198,512 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

11. Segment Information

Revenue by country for the three-month periods ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
Revenue by Country	2017	2016
United States	$358,600	$421,300
Brazil	128,400	139,800
Japan	110,600	63,600
Other Countries	384,900	382,600
Total	$982,500	$1,007,300

12. Subsequent Event

On April 28, 2017 we entered into a sublease agreement to sublease the entirety of the leased space at 51 East Campbell Avenue to a third party. The term of the sublease begins on June 1, 2017 and extends through the end of our office lease term for that space. The monthly rent payments due to hopTo will offset approximately 62% of the monthly rent payments due to the landlord under hopTo’s lease for that space.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Update on HopTo Plans

As of Q4 2016, we have effectively ceased all of our sales, marketing and development efforts for the hopTo products, and at this time we do not expect any meaningful revenues from these products in the foreseeable future.

We continue to own all hopTo-related intellectual property including source-code, related patents, and the relevant trademarks. We continue to believe that we may be able to extract value from these assets and are currently working to do so at this time. For detailed information on the hopTo products and technologies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on April 7, 2017 as well as our other SEC filings which are available at www.sec.gov.

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

In addition to the fees we agreed to pay ipCapital for its services, we issued ipCapital a five-year warrant to purchase up to 26,667 shares of our common stock at an initial price of $3.90 per share. Half of the warrant (13,333 shares) has a time-based vesting condition, with such vesting to occur in three equal annual installments. The vesting installments occurred on October 11, 2012, 2013 and 2014, respectively. The remaining 13,333 shares became fully vested upon the completion to our satisfaction of all services that we requested from ipCapital under the engagement agreement, prior to the signing of the amendments. Such performance was deemed satisfactory during 2012. We believe that these fees, together with the issuance of the warrant, constitute no greater compensation than we would be required to pay an unaffiliated person for substantially similar services. The warrant expired in October of 2016.

As a result of ipCapital’s work under the engagement agreement, as amended, as of May 15, 2017, 173 new patent applications have been filed. Of these 173 applications, 53 patents have been granted by the United States Patent and Trademark Office (“USPTO”). Due to financial constraints on our operations, we have suspended patent prosecution activity other than to pay issuance fees for patents already approved by USPTO. As of May 15, 2017 there are 4 patent applications that remain pending with the USPTO. We do not expect to file more applications in 2017.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2016 10-K Report and Note 2 to our Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations for the Three-Month Periods Ended March 31, 2017 and 2016

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended March 31, 2017 and 2016 was:

			2017 Over (Under) 2016
Revenue	2017	2016	Dollars	Percent
Software Licenses
Windows	$283,000	$290,100	$(7,100)	-2.4%
UNIX/Linux	108,000	84,400	23,600	28.0%
	391,000	374,500	16,500	4.4%
Software Service Fees
Windows	444,200	452,000	(7,800)	-1.7%
UNIX/Linux	136,800	169,300	(32,500)	-19.2%
	581,000	621,300	(40,300)	-6.5%
Other	10,500	11,500	(1,000)	-8.7%
Total Revenue	$982,500	$1,007,300	$(24,800)	-2.5%

Revenue

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

Software Licenses

The decrease in Windows software licenses revenue was primarily due to lower license purchases from certain of our OEM partners during the three-month period ending March 31, 2017.

Software licenses revenue from our UNIX/Linux products increased primarily due to higher revenue from certain of our U.S. government customers.

We expect aggregate GO-Global software license revenue in 2017 to be modestly lower than 2016 levels due to lower aggregate revenue from our stocking resellers and our European telecommunications customers. At the same time, we will seek to improve cash flow from the GO-Global business through cost control and other measures.

Software Service Fees

The decrease in software service fees revenue attributable to our Windows products during the three-month period ended March 31, 2017, as compared to the same period of the prior year, was primarily due to the timing of customer renewals of maintenance contacts.

The decrease in service fees revenue attributable to our UNIX products for the three-month period ended March 31, 2017, as compared with the same period of the prior year, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2017 will be modestly lower than those for 2016, consistent with the modest decreases in GO-Global software license revenue.

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

Under accounting principles generally accepted in the United States (“GAAP”), development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. We recorded $0 capitalized software development costs during the three-month periods ended March 31, 2017 and 2016.

Amortization of capitalized software development costs was $0 and $2,600 during the three-month periods ended March 31, 2017 and 2016, respectively.

Cost of revenue was 1.9% and 5.3% of total revenue for the three-month periods ended March 31, 2017 and 2016, respectively.

Cost of revenue for the three-month periods ended March 31, 2017 and 2016 was:

			2017 Over (Under) 2016
	2017	2016	Dollars	Percent
Software service costs	$15,500	$39,400	$(23,900)	-60.7%
Software product costs	3,300	14,400	(11,100)	-77.1%
	$18,800	$53,800	$(35,000)	-65.1%

Software service costs decreased for the three-month period ending March 31, 2017, as compared with 2016 for the same period, as less time was required for customer service issues, primarily due to the mature state of our GO-Global products. We anticipate that customer service costs will decrease in 2017, as compared with 2016.

The decrease in software product costs was almost entirely due to decreased amortization of capitalized software development cost in GO-Global. We expect 2017 costs of revenue to be lower than 2016 levels.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended March 31, 2017 decreased by $227,200 or 71.6%, to $89,900, from $317,100 for the same period of 2016, and represented approximately 9.2% and 31.5% of revenue during these periods, respectively.

The decrease in selling and marketing expenses was due to a combination of lower headcount and the cessation of advertising and promotional activity associated with hopTo Work as we have suspended all sales and marketing activity for that product.

We expect to maintain our sales and marketing efforts in 2017 for anticipated GO-Global releases at a level consistent with the second half of 2016; accordingly, we expect 2017 sales and marketing expenses to be lower than 2016 levels.

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

General and administrative expenses decreased by $37,000, or 5.5%, to $641,100, for the three-month period ended March 31, 2017, from $678,100 for the same period of 2016, and represented approximately 65.3% and 67.3% of revenue during these periods, respectively.

The decrease in general and administrative expense was primarily due to a combination of decreased headcount, lower legal expenses associated with activity related to our patents and other lower costs associated with investor relations.

In 2017, we intend to continue these cost controls. We therefore expect that our 2017 general and administrative costs will be slightly lower than those for 2016.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $500,800, or 56.5%, to $385,000 for the three-month period ended March 31, 2017, from $885,800 for the same period of 2016, and represented approximately 39.2% and 87.9% of revenue for these periods, respectively.

The decrease in research and development expense is primarily due to lower employee costs associated with lower headcount, lower payments to contract programmers resulting from the discontinuation of our development efforts on the hopTo Work product.

In 2017, we expect to maintain a level of research and development resource consistent with the levels of the second half of 2016. We therefore expect 2017 research and development expenses to be lower than 2016 levels.

Change in Fair Value of Warrants Liability

During the three-month period ended March 31, 2017, we reported no income or expense due to the change in fair value of our warrants liability as the applicable warrants expired during September and October of 2016. During the same period of the prior year, we reported non-cash expense of $47,300 related to the change in fair value of our warrants liability. Such changes resulted from our liability warrants which expired in the fourth quarter of 2016.

Net Loss

Based on the foregoing, we reported net losses of $153,700 and $974,900 for the three-month periods ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Our reported net loss for the three-month period ended March 31, 2017 of $153,700 included two non-cash items: depreciation and amortization of $18,100, which was primarily comprised of depreciation of fixed assets; stock-based compensation expense of $15,300; and a loss in the change in value of our warrants liability of $0.

See the Update on hopTo Plans at the beginning of this section for a discussion on our plans.

We have incurred significant net losses since our inception. At March 31, 2017, the Company had an accumulated deficit of $82,603,500 and a working capital deficit of $2,656,000. Due to our inability to date to generate meaningful revenue from our hopTo Work business and our continued estimation that revenue from this product is unlikely in any reasonable time frame, we have suspended all development and sales activity associated with the hopTo products. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which continued to operate profitably throughout 2016 and in the three-month period ended March 31, 2017, and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

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

Cash

As of March 31, 2017, our cash balance was $673,100, as compared with $546,200 as of December 31, 2016, an increase of $126,800, or 23%. The increase primarily resulted from the collections from orders placed in December of 2016.

Accounts Receivable, net

At March 31, 2017 and December 31, 2016, we reported accounts receivable, net, of $183,800 and $355,300, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $5,000 and $7,700 at March 31, 2017 and December 31, 2016, respectively. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. During the three-month period ended March 31, 2017, we received a significant amount of orders during January, resulting in more cash collected during the three-month period and a lower accounts receivable balance at the end of the period. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of March 31, 2017, we had current assets of $892,300 and current liabilities of $3,548,300, which netted to a working capital deficit of $2,656,000. Included in current liabilities was the current portion of deferred revenue of $1,720,500.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on April 7, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended March 31, 2017.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)
101*	The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016, (iii) Unaudited Condensed Statements of Stockholder’s Deficit for the Three Months Ended March 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

(Registrant)

Date:	May 22, 2017	Date:	May 22, 2017

By:	/s/ Eldad Eilam	By:	/s/ Jean-Louis Casabonne
	Eldad Eilam		Jean-Louis Casabonne
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer and
Principal Accounting Officer)

