Form 10-Q
period 2017-06-30
hopTo Inc.
filed 2017-08-14
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

Commission File Number: 0-21683

hopTo Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3899021
(State of incorporation)	(IRS Employer Identification No.)

6 Loudon Road, Suite 200

Concord, NH 03301

(Address of principal executive offices)

Registrant’s telephone number:

(800) 472-7466

(408) 688-2674

Registrant’s former principal executive offices:

51 East Campbell Avenue, Suite 128

Campbell, CA 95008

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

As of August 11, 2017, there were 9,404,400 issued and outstanding shares of the registrant’s common stock, par value $0.0001.

hopTo Inc.

FORM 10-Q

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements”. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	The substantial doubt that exists as to our ability to continue as a going concern; the success of our products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;

●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;

●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; and

●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2017, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Condensed Consolidated Balance Sheets

hopTo Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash	$554,800	$546,200
Accounts receivable, net	447,000	355,300
Prepaid expenses	37,400	38,700
Total Current Assets	1,039,200	940,200

Property and equipment, net	48,700	143,300
Other assets	109,000	109,000
Total Assets	$1,196,900	$1,192,500

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$940,900	$975,800
Deferred rent	7,500	24,100
Capital lease	2,300	6,800
Deferred revenue	1,817,000	1,759,000
Other current liabilities	855,100	571,100
Total Current Liabilities	3,622,800	3,336,800

Deposit liability	93,500	81,400
Deferred revenue	1,551,200	1,694,600
Deferred rent	—	2,600
Total Liabilities	5,267,500	5,115,400

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,804,400 shares issued and outstanding at June 30, 2017 and December 31, 2016	14,700	14,700
Additional paid-in capital	78,530,700	78,512,200
Accumulated deficit	(82,616,000)	(82,449,800)
Total Stockholders’ Deficit	(4,070,600)	(3,922,900)
Total Liabilities and Stockholders’ Deficit	$1,196,900	$1,192,500

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$924,800	$958,600	$1,907,300	$1,965,900
Costs of revenue	18,300	67,400	37,100	121,200
Gross profit	906,500	891,200	1,870,200	1,844,700
Operating expenses:
Selling and marketing	82,100	253,600	172,000	570,700
General and administrative	421,100	614,900	1,062,200	1,293,000
Research and development	355,100	483,600	740,100	1,369,400
Total operating expenses	858,300	1,352,100	1,974,300	3,233,100
Income / (loss) from operations	48,200	(460,900)	(104,100)	(1,388,400)
Other income (expense) - change in fair value of warrants liability	—	22,200	—	(25,100)
Other income (expense), net	(59,600)	2,000	(60,100)	2,600
Loss before provision for income tax	(11,400)	(436,700)	(164,200)	(1,410,900)
Provision for income tax	1,100	900	2,000	1,600
Net Loss	$(12,500)	$(437,600)	$(166,200)	$(1,412,500)
Basic and diluted loss per share	$(0.00)	$(0.04)	$(0.02)	$(0.14)
Average weighted common shares outstanding – basic and diluted	9,804,400	9,752,821	9,804,400	9,752,417

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Stockholders’ Equity

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—

Common stock – shares outstanding
Beginning balance	9,804,400	9,731,233
Vesting of restricted stock awards	—	30,549
Ending balance	9,804,400	9,761,782

Common stock - amount
Beginning balance	$14,700	$14,600
Ending balance	$14,700	$14,600

Additional paid-in capital
Beginning balance	$78,512,200	$78,189,300
Stock-based compensation expense	18,500	229,700
Company payment of employee taxes for stock-based compensation	—	(1,600)
Other Rounding	—	100
Ending balance	$78,530,700	$78,417,500

Accumulated deficit
Beginning balance	$(82,449,800)	$(80,596,900)
Net loss	(166,200)	(1,412,500)
Ending balance	$(82,616,000)	$(82,009,400)
Total Stockholders’ (Deficit)	$(4,070,600)	$(3,577,300)

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net Loss	$(166,200)	$(1,412,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,200	54,800
Write-down of capitalized purchased technology	—	15,500
Stock-based compensation expense	18,500	229,700
Company payment of employee taxes for stock-based compensation	—	(1,600)
Change in fair value of derivative instruments – warrants	—	25,100
Accretion of warrants liability for consulting services	—	3,500
Changes in deferred rent	(19,200)	28,300
Changes to allowance of doubtful accounts	7,600	(2,400)
Revenue deferred to future periods	1,384,300	630,700
Recognition of deferred revenue	(1,469,700)	(950,000)
Changes in severance liability	—	(5,900)
Loss / (gain) on disposal of fixed assets	60,400	(1,800)
Interest accrued for capital lease	300	600
Changes in operating assets and liabilities:
Accounts receivable	(99,300)	146,500
Prepaid expenses	1,300	59,300
Deposit liability	12,100	—
Accounts payable and accrued expenses	(34,900)	66,300
Other current liabilities	284,000	—
Net Cash Provided By (Used In) Operating Activities	12,400	(1,113,900)

Cash Flows Used In Investing Activities:
Proceeds from sale of expensed equipment	900	4,500
Net Cash Provided By Investing Activities	900	4,500

Cash Flows Provided By Financing Activities:
Payment for capital lease	(4,700)	(4,700)
Net Cash (Used In) Provided By Financing Activities	(4,700)	(4,700)

Net Increase (Decrease) in Cash	8,600	(1,114,100)
Cash - Beginning of Period	546,200	1,777,300
Cash - End of Period	$554,800	$663,200

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of hopTo Inc. and its subsidiaries (collectively, the “Company”, “we”, “us” or “our”); significant intercompany accounts and transactions are eliminated upon consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, such unaudited condensed consolidated financial statements do not include all information and footnote disclosures required in annual financial statements.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on April 7, 2017 (“2016 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2017 or any future period.

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

We have incurred significant net losses since our inception. For the three and six months ended June 30, 2017, the Company incurred net losses of $12,500 and $166,200, respectively. At June 30, 2017, the Company had an accumulated deficit of $82,616,000 and a working capital deficit of $2,583,600. Due to our inability to date to generate meaningful revenue from our hopTo Work business and our most recent estimation that revenue from this product is unlikely in any reasonable time frame, our cash resources will not be sufficient to fund our business for the next 12 months. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

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

In order to maintain operations, we previously implemented significant expense reductions, including a limited number of employee layoffs, and continue to implement further costs and employment reductions. During the three month period ended September 30, 2016, our then current CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors (see Note 12). Such deferrals were discontinued for the CFO during the three-month period ended June 30, 2017. No payments have yet been made against this deferred compensation.

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

Deferred Rent

The leases for both the Company’s subleased former offices in Campbell, California contain free rent and predetermined fixed escalations in our minimum rent payments. Rent expense related to these leases is recognized on a straight-line basis over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases is recorded as part of deferred rent in current or long-term liabilities, as appropriate. The monthly rent payments due to the Company for the sublease of the office at 1919 S. Bascom Avenue fully offsets the rent payments due under the Company’s lease for that space. The monthly rent payments due to the Company for the sublease of the office at 51 East Campbell Avenue will offset approximately 62% of the monthly rent payments due to the landlord under the Company’s lease for that space. The Company has vacated this facility but has determined the accrual of the difference between the lease and sublease payments to be immaterial.

Incentives received upon entering into the lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. The unamortized portion of these incentives are recorded as a part of deferred rent in current or long-term liabilities, as appropriate.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During the three month period ended June 30, 2016, we determined that an impairment of $15,500 existed with certain capitalized software development costs associated with our hopTo Work product and recognized that cost as part of cost of revenue. No such impairment charge was recorded during either of the three or six-month periods ended June 30, 2017.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended June 30, 2017 and 2016:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2017	$5,000	$—	$—	$10,300	$15,300
2016	14,800	—	—	100	14,900

The following table sets forth the details of the Allowance for Doubtful Accounts for the six-month periods ended June 30, 2017 and 2016:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2017	$7,700	$—	$—	$7,600	$15,300
2016	17,300	—	—	(2,400)	14,900

Concentration of Credit Risk

For the three and six-month periods ended June 30, 2017 and 2016, respectively, we considered the customers listed in the following tables to be our most significant customers. The tables set forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of June 30, 2017 and 2016.

	Three Months Ended June 30, 2017	As of June 30, 2017	Three Months Ended June 30, 2016
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	9.1%	16.2%	5.3%	0.7%
Centric	4.9%	5.4%	7.3%	16.2%
Condulent	9.2%	2.9%	6.4%	0.1%
Elosoft	17.3%	12.8%	8.1%	5.4%
Total	40.5%	54.5%	27.1%	22.4%

	Six Months Ended June 30, 2017	As of June 30, 2017	Six Months Ended June 30, 2016
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	5.5%	20.0%	5.7%	0.7%
Centric	4.9%	10.1%	6.8%	16.2%
Condulent	5.1%	20.2%	4.1%	0.1%
Elosoft	13.8%	4.2%	8.1%	5.4%
Total	29.3%	54.5%	24.7%	22.4%

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Subsequently FASB has released several updates to ASU 2014-09 including ASU 2016-20, ASU 2016-12, ASU-2016-10, ASU-2016-08, and ASU-2015-14. The effective date for ASU 2014-09 will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. During the three-month period ended June 30, 2017, the Company completed a detailed review of the Topic 606 standard relative to our revenue recognition policies and practice. From this review we have developed a plan for extensive further review which we intend to complete by September 30, 2017. However, at this time we believe that adoption of this standard will not have a material effect on either our historical financial results or future financial results.

4. Property and Equipment

Property and equipment was:

	June 30, 2017	December 31,2016
Equipment	$184,600	$258,700
Furniture	3,600	190,600
Leasehold improvements	167,600	167,600
	355,800	616,900
Less: accumulated depreciation and amortization	307,100	473,600
	$48,700	$143,300

Aggregate property and equipment depreciation and amortization expense was $15,100 during the three-month period ended June 30, 2017, and $33,200 during the six-month period ended June 30, 2017. During the six month period ended June 30, 2017, we disposed equipment and furniture with a combined net book value of $61,300.

5. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, for the three and six-month periods ended June 30, 2017 and 2016, respectively, by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Classification	2017	2016	2017	2016
Costs of revenue	$-	$100	$-	$3,200
Selling and marketing expense	100	50,300	200	64,400
General and administrative expense	3,100	41,900	18,100	95,000
Research and development expense	100	51,200	200	67,100
	$3,300	$143,500	$18,500	$229,700

6. Revenue

Revenue for the three-month periods ended June 30, 2017 and 2016 was:

			2017 Over (Under) 2016
Revenue	2017	2016	Dollars	Percent
Software Licenses
Windows	$296,500	$261,600	$34,900	13.3%
UNIX/Linux	44,100	60,800	(16,700)	-27.5%
	340,600	322,400	18,200	5.6%
Software Service Fees
Windows	434,900	470,500	(35,600)	-7.6%
UNIX/Linux	135,000	155,000	(20,000)	-12.9%
	569,900	625,500	(55,600)	-8.9%
Other	14,300	10,700	3,600	33.6%
Total Revenue	$924,800	$958,600	$(33,800)	-3.5%

Revenue for the six-month periods ended June 30, 2017 and 2016 was:

			2017 Over (Under) 2016
Revenue	2017	2016	Dollars	Percent
Software Licenses
Windows	$579,500	$551,700	$27,800	5.0%
UNIX/Linux	152,100	145,200	6,900	4.8%
	731,600	696,900	34,700	5.0%
Software Service Fees
Windows	879,100	922,500	(43,400)	-4.7%
UNIX/Linux	271,800	324,300	(52,500)	-16.2%
	1,150,900	1,246,800	(95,900)	-7.7%
Other	24,800	22,200	2,600	11.7%
Total Revenue	$1,907,300	$1,965,900	$(58,600)	-3.0%

7. Costs of Revenue

Costs of revenue for the three-month periods ended June 30, 2017 and 2016 were:

			2017 Over (Under) 2016
	2017	2016	Dollars	Percent
Software service costs	$15,500	$36,600	$(21,100)	-57.7%
Software product costs	2,800	30,800	(28,000)	-90.9%
	$18,300	$67,400	$(49,100)	-72.8%

Costs of revenue for the six-month periods ended June 30, 2017 and 2016 were:

			2017 Over (Under) 2016
	2017	2016	Dollars	Percent
Software service costs	$31,000	$76,000	$(45,000)	-59.2%
Software product costs	6,100	45,200	(39,100)	-86.5%
	$37,100	$121,200	$(84,100)	-69.4%

8. Commitments and Contingencies

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

On April 28, 2017, we entered into a sublease agreement to sublease the entirety of the leased space at 51 East Campbell Avenue to a third party. The term of the sublease began on June 1, 2017 and extends through the end of our office lease term for that space. The monthly rent payments due to hopTo will offset approximately 62% of the monthly rent payments due to the landlord under hopTo’s lease for that space. During the three-month period ended June 30, 2017, we relocated our headquarters to our Concord, New Hampshire, offices where the GO-Global team operates under a longstanding lease agreement.

The following table sets forth the minimum lease payments we will be required to make throughout the remainder of the lease:

	Lease Payments	Sublease Receipts	Total
Remainder of 2017	$297,200	$(275,800)	$21,400
2018	475,400	(461,500)	14,000
	$772,600	$737,300)	$35,400

9. Supplemental Disclosure of Cash Flow Information

We disbursed $300 and $600 for the payment of interest expense during the six-month periods ended June 30, 2017 and 2016, respectively.

We disbursed $1,300 and $800 for the payment of income taxes during the six-month periods ended June 30, 2017 and 2016, respectively. Such disbursement was made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs, Ltd.

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

For the three-month periods ended June 30, 2017 and 2016, 1,375,509 and 2,214,709 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

For the six-month periods ended June 30, 2017 and 2016, 1,375,509 and 2,214,709 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

11. Segment Information

Revenue by country for the three-month and six-month periods ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$275,100	$365,600	$624,900	$787,200
Brazil	234,000	155,300	362,400	295,200
Other countries	415,700	437,700	920,000	883,500
	$924,800	$958,600	$1,907,300	$1,965,900

12. Subsequent Events

Eldad Eilam, President, CEO, and Director of the Company resigned as President and CEO effective July 28, 2017. Mr. Eilam will continue to serve on the board of directors of the Company. On June 30, 2017, the board appointed Jean-Louis Casabonne, the CFO and Secretary of the Company, to serve as the Company’s interim CEO, in addition to his current duties, effective as of the date of Mr. Eilam’s resignation. On August 4, 2017, Jean-Louis Casabonne agreed with the Company to remain in his current office, based on a significantly reduced time commitment, on a month to month basis, at his current compensation rate under his existing employment agreement, but pro-rated for the reduction in his time commitment to the Company. The board is currently in the process of conducting a search for a new CEO and a new CFO.

On August 2, 2017, Sam M. Auriemma, Ashfaq Munshi, and Jeremy Verba, each a director of the Company, resigned from the board of directors of the Company effective immediately. The resignations were not because of a disagreement with the Company, known to an executive officer of the Company, on any matter relating to the Company’s operations, policies or practices. The Company’s reduced operations do not, in the Company’s judgment, require a six member board of directors. The remaining directors on the Company’s board are John Cronin, Michael Brochu and Eldad Eilam. On August 4, 2017, the board elected Mr. Cronin to be the Chairman of the board effective immediately.

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

Although there is no certainty as to timing or success of these efforts to extract value from these assets, and stockholders should not place any significant reliance on the outcome of such efforts unless and until definitive agreements are reached, this may include the sale of certain of our hopTo software products, the sale of patents, and the monetization of the GO-Global business or some combinations of these transactions. (See Note 2 to our Notes to Unaudited Consolidated Financial Statements).

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

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters are located at 6 Loudon Road, Suite 200, Concord, New Hampshire, 03301, our toll-free phone number is 1-800-472-7466, and our phone number for local and international calls is 408-688-2674. We have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.hopto.com. The information on our website is not part of this quarterly report.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate Internet Website at www.hopto.com (click on “Financial Reporting”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of August 14, 2017, 173 new patent applications have been filed. Of these 173 applications, 53 patents have been granted by the United States Patent and Trademark Office (“USPTO”). Due to financial constraints on our operations, we have suspended patent prosecution activity other than to pay issuance fees for patents already approved by USPTO. As of August 14, 2017 there is 1 patent application that remain pending with the USPTO. We do not expect to file more applications in 2017.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2016 10-K Report and Note 3 to our Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2017 and 2016

The following operating results should be read in conjunction with our critical accounting policies. See Note 2 and Note 3 to our Notes to Unaudited Condensed Consolidated Financial Statements.

Revenue

Revenue for the three-month periods ended June 30, 2017 and 2016 was:

			2017 Over (Under) 2016
Revenue	2017	2016	Dollars	Percent
Software Licenses
Windows	$296,500	$261,600	$34,900	13.3%
UNIX/Linux	44,100	60,800	(16,700)	-27.5%
	340,600	322,400	18,200	5.6%
Software Service Fees
Windows	434,900	470,500	(35,600)	-7.6%
UNIX/Linux	135,000	155,000	(20,000)	-12.9%
	569,900	625,500	(55,600)	-8.9%
Other	14,300	10,700	3,600	33.6%
Total Revenue	$924,800	$958,600	$(33,800)	-3.5%

Revenue for the six-month periods ended June 30, 2017 and 2016 was:

			2017 Over (Under) 2016
Revenue	2017	2016	Dollars	Percent
Software Licenses
Windows	$579,500	$551,700	$27,800	5.0%
UNIX/Linux	152,100	145,200	6,900	4.8%
	731,600	696,900	34,700	5.0%
Software Service Fees
Windows	879,100	922,500	(43,400)	-4.7%
UNIX/Linux	271,800	324,300	(52,500)	-16.2%
	1,150,900	1,246,800	(95,900)	-7.7%
Other	24,800	22,200	2,600	11.7%
Total Revenue	$1,907,300	$1,965,900	$(58,600)	-3.0%

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

Software Licenses

Software license revenue from Windows products increased in both three-month periods and six-month periods ended June 30, 2017, as compared with the same periods of the prior year, primarily due to higher license purchases from certain of our OEM partners during the three and six month period June 30, 2017.

Software licenses revenue from our UNIX/Linux products decreased during three month and slightly increased during six-month periods ended June 30, 2017, as compared with the same periods of the prior year, primarily due to timing differences in revenue from certain of our U.S. government customers.

We expect aggregate GO-Global software license revenue in 2017 to be modestly lower than 2016 levels due to lower aggregate revenue from our stocking resellers and our European telecommunications customers.

Software Service Fees

The decrease in software service fees revenue attributable to our Windows products during the three-month and six-month period ended June 30, 2017, as compared to the same period of the prior year, was primarily due to the timing of customer renewals of maintenance contacts.

The decrease in service fees revenue attributable to our UNIX products for the three-month and six-month period ended June 30, 2017, as compared with the same period of the prior year, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a resultant decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2017 will be modestly lower than those for 2016.

Other

The increase in other revenue during the three-month and six-month periods ended June 30, 2017, as compared to the same period in the prior year was primarily due to higher sales of private labeling fees.

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

Under GAAP, development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. During the three-month and six-month periods ended June 30, 2017 and 2016, we did not capitalize any software development costs. Amortization of capitalized software development costs was $0 and $2,600 during the three-month periods ended June 30, 2017 and 2016, respectively, and $0 and $5,100 during the six-month periods ended June 30, 2017 and 2016, respectively. In addition, during the three-month period ended June 30, 2016, we determined that an impairment existed for certain capitalized development cost of $15,500 associated with the hopTo Work product. No such impairment charge was recorded during either of the three or six-month periods ended June 30, 2017.

Costs of revenue were 2.0% and 7.0% of total revenue for the three-month periods ended June 30, 2017 and 2016, respectively, and 1.9% and 6.2% of total revenue for the six-month periods ended June 30, 2017 and 2016, respectively.

Costs of revenue for the three-month periods ended June 30, 2017 and 2016 were:

			2017 Over (Under) 2016
	2017	2016	Dollars	Percent
Software service costs	$15,500	$36,600	$(21,100)	-57.7%
Software product costs	2,800	30,800	(28,000)	-90.9%
	$18,300	$67,400	$(49,100)	-72.8%

Costs of revenue for the six-month periods ended June 30, 2017 and 2016 were:

			2017 Over (Under) 2016
	2017	2016	Dollars	Percent
Software service costs	$31,000	$76,000	$(45,000)	-59.2%
Software product costs	6,100	45,200	(39,100)	-86.5%
	$37,100	$121,200	$(84,100)	-69.4%

The decrease in software service costs for the three and six-month periods ended June 30, 2017, as compared with the same periods of the prior year, was primarily due to less time being required for customer service issues. We expect software service costs for 2017 to be lower than those for 2016.

The decreases in software product costs for the three-month and six-month periods ended June 30, 2017, as compared with the same periods of the prior year, was almost entirely due to decreased amortization of capitalized software development cost in GO-Global.

We expect that software costs of revenue for 2017 will be lower than 2016.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended June 30, 2017 decreased by $171,500, or 67.6%, to $82,100, from $253,600 for the same period of 2016, and represented approximately 8.9% and 26.5% of revenue during these periods, respectively. Selling and marketing expenses for the six-month period ended June 30, 2017 decreased by $398,700, or 69.9%, to $172,000, from $570,700 for the same period of 2016, and represented approximately 9.0% and 29.0% of revenue during these periods, respectively.

The decrease in selling and marketing expenses was due to a combination of lower headcount and promotional costs associated with hopTo Work as we have suspended all sales and marketing activity for that product.

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

General and administrative expenses decreased by 193,800, or 31.5%, to $421,100 for the three-month period ended June 30, 2017, from $614,900 for the same period of 2016, and represented approximately 45.5% and 64.1% of revenue during these periods, respectively. General and administrative expenses decreased by $230,800, or 17.8%, to $1,062,200 for the six-month period ended June 30, 2017, from $1,293,000 for the same period of 2016, and represented approximately 55.7% and 65.8% of revenue during these periods, respectively.

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

Research and development expenses decreased by $128,500 or 26.6%, to $355,100 for the three-month period ended June 30, 2017, from $483,600 for the same period of 2016, and represented approximately 38.4% and 50.4% of revenue for these periods, respectively. Research and development expenses decreased by $629,300, or 46.0%, to $740,100, for the six-month period ended June 30, 2017, from $1,369,400 for the same period of 2016, and represented approximately 38.8% and 69.7% of revenue for these periods, respectively.

The decrease in research and development expense is primarily due to lower employee costs associated with lower headcount, lower payments to contract programmers resulting from the suspension of our development efforts on the hopTo Work product.

In 2017, we expect to maintain a level of research and development resource consistent with the levels of the second half of 2016. We therefore expect 2017 research and development expenses to be lower than 2016 levels.

Change in Fair Value of Warrants Liability

During the three and six-month periods ended June 30, 2017, we reported no income or expense due to the change in fair value of our warrants liability as the applicable warrants expired during September and October of 2016. During the same periods of the prior year, we reported non-cash income and loss of $22,000 and $(25,100), respectively. Such changes resulted from our liability warrants which expired in the fourth quarter of 2016.

Net Loss

Based on the foregoing, we reported a net loss of $12,500 and $437,600 for the three-month period ended June 30, 2017 and 2016, respectively. Additionally, we reported net losses of $166,200 and $1,412,500 for the six-month periods ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Our reported net loss for the six-month period ended June 30, 2017 of $166,200 included two non-cash items: depreciation and amortization of $33,200, which was primarily comprised of depreciation of fixed assets and stock-based compensation expense of $18,500.

We disposed some capitalized equipment at a loss with net book value of $61,300. We sold some non-capitalized equipment for $900.

See the Update on hopTo Plans at the beginning of this section for a discussion of our plans.

We have incurred significant net losses since our inception. For the three and six-months ended June 30, 2017, the Company incurred net losses of $12,600 and $166,300, respectively. At June 30, 2017, the Company had an accumulated deficit of $82,616,100 and a working capital deficit of $2,583,700. Due to our inability to date to generate meaningful revenue from our hopTo Work business and our continued estimation that revenue from this product is unlikely in any reasonable time frame, we have suspended all development and sales activity associated with the hopTo products. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which continued to operate profitably throughout 2016 and in the three and six-month period ended June 30, 2017, and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

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

These factors raise substantial doubt about our ability to continue as a going concern. (See Note 2 to our Notes to Unaudited Consolidated Financial Statements).

In order to maintain operations, we previously implemented significant expense reductions, including a limited number of employee layoffs primarily related to the hopTo product. During the three month period ended September 30, 2016, our then current CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors (See Note 12). Such deferrals were discontinued for our CFO during the three-month period ended June 30, 2017. No payments have yet been made against this deferred compensation.

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

Cash

As of June 30, 2017, our cash balance was $554,800, as compared with $546,200 as of December 31, 2016, an increase of $8,600, or 1.6%. The increase primarily resulted from our continued cash management efforts.

Accounts Receivable, net

At June 30, 2017 and December 31, 2016, we reported accounts receivable, net, of $447,000 and $355,300, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $15,300 and $7,700 at June 30, 2017 and December 31, 2016, respectively. The increase in accounts receivable, net, was mainly due to higher sales during the three and six-month period ended June 30, 2017, as compared same periods ended December 31, 2016. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of June 30, 2017, we had current assets of $1,039,000 and current liabilities of $3,622,800, which netted to working capital deficit of $2,583,600. Included in current liabilities was the current portion of deferred revenue of $1,817,000.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in a Form 8-K filed with the SEC on August 7, 2017, Mr. Casabonne has agreed to remain as interim CEO and CFO on a part-time month-to-month basis. Should Mr. Casabonne decide to resign these positions the board would need to replace him for these roles.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended June 30, 2017.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

As described in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements, on April 28, 2017, we entered into a sublease agreement to sublease the entirety of the leased space at 51 East Campbell Avenue to a third party. The term of the sublease begins on June 1, 2017 and extends through the end of our office lease term for that space. The monthly rent payments due to hopTo will offset approximately 62% of the monthly rent payments due to the landlord under hopTo’s lease for that space.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Sublease Agreement dated April 28, 2017 between the Company and Carjojo Corp. (incorporated herein by reference to Exhibit 10.32 to our Post-Effective Amendment No. 1 on Form S-1 filed with the SEC on May 11, 2017 (File Number 333-193666)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101*	The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2017 and 2016 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.
(Registrant)

	Date:	August 14, 2017

	By:	/s/ Jean-Louis Casabonne
Jean-Louis Casabonne
Interim Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

