Form 10-Q
period 2017-09-30
hopTo Inc.
filed 2017-11-14
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” ,”smaller reporting company” and “emerging growth company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [   ] No [X]

As of November 14, 2017, there were issued and outstanding 9,804,400 shares of the registrant’s common stock, par value $0.0001.

hopTo Inc.

FORM 10-Q

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements”. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our future results of operations or financial position are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	the substantial doubt that exists as to our ability to continue as a going concern;

●	the success of our products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;

●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;

●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; and

●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2017, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash	$551,300	$546,200
Accounts receivable, net	353,300	355,300
Prepaid expenses	26,800	38,700
Total Current Assets	931,400	940,200

Property and equipment, net	39,800	143,300
Other assets	109,000	109,000
Total Assets	$1,080,200	$1,192,500

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$759,700	$975,800
Deferred rent	23,400	24,100
Capital lease	—	6,800
Lease liability	24,900	—
Deferred revenue	1,579,500	1,759,000
Other current liabilities	855,100	571,100
Total Current Liabilities	3,242,600	3,336,800

Deposit liability	93,500	81,400
Deferred revenue	1,523,600	1,694,600
Deferred rent	41,500	2,600
Total Liabilities	4,901,200	5,115,400

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,804,400 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	14,700	14,700
Additional paid-in capital	78,526,700	78,512,200
Accumulated deficit	(82,362,400)	(82,449,800)
Total Stockholders’ Deficit	(3,821,000)	(3,922,900)
Total Liabilities and Stockholders’ Deficit	$1,080,200	$1,192,500

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$1,025,900	$898,500	$2,933,200	$2,864,400
Costs of revenue	15,900	8,300	53,000	129,500
Gross profit	1,010,000	890,200	2,880,200	2,734,900

Operating expenses:
Selling and marketing	87,400	93,900	259,400	664,600
General and administrative	206,700	821,600	1,268,900	2,114,600
Research and development	383,800	491,500	1,123,900	1,860,900
Total operating expenses	677,900	1,407,000	2,652,200	4,640,100

Gain / (loss) from operations	332,100	(516,800)	228,000	(1,905,200)

Other income (expense):
Change in fair value of warrants liability	—	54,400	—	29,300
Other income (expense), net	(63,700)	1,100	(123,800)	(3,700)
Loss from operations before provision for income tax	268,400	(461,300)	104,200	(1,872,200)
Provision for income tax	14,800	700	16,800	2,300
Net profit / (loss)	$253,600	$(462,000)	$87,400	$(1,874,500)
Basic and diluted earnings / (loss) per share	$0.03	$(0.05)	$0.01	$(0.19)
Average weighted common shares outstanding – basic and diluted	9,804,400	9,784,163	9,804,400	9,763,111

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding
Beginning balance	9,804,400	9,731,233
Employee stock option issuances	—	1,800
Vesting of restricted stock awards	—	71,429
Ending balance	9,804,400	9,804,462

Common stock – amount
Beginning balance	$14,700	$14,600
Vesting of restricted stock awards	—	100
Ending balance	14,700	$14,700

Additional paid-in capital
Beginning balance	$78,512,200	$78,189,300
Stock-based compensation expense	14,500	303,400
Company payment of employee taxes for stock-based compensation	—	(2,700)
Proceeds from exercise of employee stock options	—	1,500
Other rounding	—	(200)
Ending balance	$78,526,700	$78,491,300

Accumulated deficit
Beginning balance	$(82,449,800)	$(80,596,900)
Net profit / (loss)	87,400	(1,874,500)
Ending balance	$(82,362,400)	$(82,471,400)
Total Stockholders’ Deficit	$(3,821,000)	$(3,965,400)

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net profit / (loss)	$87,400	$(1,874,500)
Adjustments to reconcile net profit / loss to net cash provided by (used in) operating activities:
Depreciation and amortization	42,200	76,200
Write-down of capitalized purchased technology	—	15,500
Stock-based compensation expense	14,500	303,400
Company payment of employee taxes for stock-based compensation	—	(2,700)
Change in fair value of derivative instruments – warrants	—	(29,300)
Accretion of warrants liability for consulting services	—	(2,300)
Changes in severance liability	—	(5,900)
Changes in deferred rent	—	23,200
Changes to allowance for doubtful accounts	(3,300)	(12,000)
Revenue deferred to future periods	1,828,500	1,955,700
Recognition of deferred revenue	(2,179,000)	(2,478,800)
Loss / (gain) on disposal of fixed assets	60,400	(3,200)
Loss on sublease	63,100	—
Interest accrued for capital lease	200	800
Changes in operating assets and liabilities:
Accounts receivable	5,300	296,400
Prepaid expenses	11,900	(40,900)
Accounts payable and accrued expenses	(216,100)	(127,300)
Deposit liability	12,100	—
Other liabilities	284,000	392,900
Net Cash Provided By (Used In) Operating Activities	11,200	(1,431,000)

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of equipment	900	23,300

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from exercise of employee stock options	—	1,500
Payment for capital lease	(7,000)	(7,000)
Net Cash Provided By (Used In) Financing Activities	(7,000)	(5,500)

Net Increase (Decrease) in Cash	5,100	(1,413,200)
Cash - Beginning of Period	546,200	1,777,300
Cash - End of Period	$551,300	$364,100

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of hopTo Inc. and its subsidiaries (collectively, “we”, “us”,”our” or the “Company”); significant intercompany accounts and transactions are eliminated upon consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, such unaudited condensed consolidated financial statements do not include all information and footnote disclosures required in annual financial statements.

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

Although for the three and nine months ended September 30, 2017, respectively, the Company generated net profits of $253,600 and $87,400, respectively, historically we have incurred significant net losses since our inception. At September 30, 2017, the Company had an accumulated deficit of $82,362,400 and a working capital deficit of $2,311,200. We were unable to generate meaningful revenue from our hopTo Work business and our most recent estimation is that revenue from this product is unlikely in any reasonable time frame. We have, however, recently improved our revenue and operating results from our legacy GO-Global business. If this trend continues, subject to our contingent liabilities, we believe we would have sufficient capital resources to fund our GO-Global business (which is our only active business) for at least the next 12 months. However, due to the uncertainty at the current time about this trend and the outcome of our contingent liabilities, we have determined that our cash resources may not be sufficient to fund our business for at least the next 12 months. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

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

In order to maintain operations, we previously implemented significant expense reductions, including a limited number of employee layoffs, and continue to implement further costs and employment reductions. During the three month period ended September 30, 2016, our CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors. See Note 12 – Subsequent Events.

Although maintaining our SEC filing status is a significant expense, we currently intend to maintain such status; however, we consider all options to preserve value for shareholders, including potentially suspending or terminating our filing status.

We have worked extensively to explore additional sources of capital including the issuance of new shares, securing debt financing, and the sale of assets including certain software products and patents. Although this process is ongoing and we are in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide the Company with the required liquidity to remove the substantial doubt as to our ability to continue as a going concern. See Note 12 – Subsequent Events. We are also in discussions with some parties about the possibility of other strategic transactions although there is no guarantee that these discussions will result in an actual transaction. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties set forth above.

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

Deferred Rent

The leases for both of the Company’s subleased former offices in Campbell, California contain free rent and predetermined fixed escalations in our minimum rent payments. Rent expense related to these leases is recognized on a straight-line basis over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases is recorded as part of deferred rent in current or long-term liabilities, as appropriate. The monthly rent payments due to the Company for the sublease of the office at 1919 S. Bascom Avenue fully offset the rent payments due under the Company’s lease for that space. The monthly rent payments due to the Company for the sublease of the office at 51 East Campbell Avenue will offset approximately 62% of the monthly rent payments due to the landlord under the Company’s lease for that space. During the three-month period ended September 30, 2017, the Company recorded a loss of $62,900 representing the total of the shortfall of monthly rent payments over the life of this sublease. As of September 30, 2017, $24,900 remains on the balance sheet as a lease liability to be amortized over the remaining 12 months of the sublease.

Incentives that we received upon entering into the S. Bascom Avenue lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. We record the unamortized portion of these incentives as a part of deferred rent in current or long-term liabilities, as appropriate.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During the three month and nine month period ended September 30, 2016 we determined that an impairment of $0 and $15,500, respectively, existed with certain capitalized software development costs associated with our hopTo Work product and recognized that cost as part of cost of revenue. No such impairment charge was recorded during either of the three or nine-month periods ended September 30, 2017.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended September 30, 2017 and 2016:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2017	$15,300	$—	$—	$(10,900)	$4,400
2016	14,900	—	—	(9,600)	5,300

The following table sets forth the details of the Allowance for Doubtful Accounts for the nine-month periods ended September 30, 2017 and 2016

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2017	$7,700	$—	$—	$(3,300)	$4,400
2016	17,300	—	—	(12,000)	5,300

Concentration of Credit Risk

For the three and nine-month periods ended September 30, 2017 and 2016 respectively, we considered the customers listed in the following tables to be our most significant customers. The tables set forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of September 30, 2017 and 2016.

	Three Months Ended September 30, 2017	As of September 30, 2017	Three Months Ended September 30, 2016	As of September 30, 2016
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Centric	9.5%	14.3%	2.0%	3.8%
Elosoft	13.6%	26.5%	10.8%	10.4%
Uniface	15.1%	27.0%	6.0%	16.5%
Total	38.2%	67.8%	18.8%	30.7%

	Nine Months Ended September 30, 2017	As of September 30, 2017	Nine Months Ended September 30, 2016	As of September 30, 2016
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Centric	6.9%	14.3%	5.4%	3.8%
Elosoft	13.8%	26.5%	8.9%	10.4%
Uniface	8.2%	27.0%	6.1%	16.5%
Total	28.9%	67.8%	20.4%	30.7%

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Subsequently FASB has released several updates to ASU 2014-09 including ASU 2016- 20, ASU 2016-12, ASU-2016-10, ASU-2016-08, and ASU-2015-14. The effective date for ASU 2014-09 will be the first quarter of fiscal year 2018 with early adoption permitted in the first quarter of fiscal year 2017. During the three-month period ended June 30, 2017, the Company completed a detailed review of the Topic 606 standard relative to our revenue recognition policies and practice. That review is still in process and the Company expects that it will be completed by November 30, 2017. However, the Company continues to believe that adoption of this standard will not have a material effect on either our historical financial results or future financial results.

4. Property and Equipment

Property and equipment was:

	September 30, 2017	December 31, 2016
Equipment	$184,600	$258,700
Furniture	3,600	190,600
Leasehold improvements	167,600	167,600
	355,800	616,900
Less: accumulated depreciation and amortization	316,000	473,600
	$39,800	$143,300

Aggregate property and equipment depreciation and amortization expense was $8,900 and $42,200 during the three-month period and nine-month ended September 30, 2017, respectively, and $21,200 and $70,800 during the same periods ended September 30, 2016. During the nine-month periods ended September 30, 2017 and 2016, we disposed of equipment and furniture with a combined net book value of $61,300 and $20,100, respectively.

5. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2017 and 2016, respectively, by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Classification	2017	2016	2017	2016
Costs of revenue	$—	$2,200	$100	$5,400
Selling and marketing expense	—	4,600	200	69,000
General and administrative expense	(4,100)	40,500	14,100	135,500
Research and development expense	—	26,400	100	93,500
	$(4,100)	$73,700	$14,500	$303,400

6. Revenue

Revenue for the three-month periods ended September 30, 2017 and 2016 was:

			2017 Over (Under) 2016
Revenue	2017	2016	Dollars	Percent
Software Licenses
Windows	$360,300	$222,500	$137,800	61.9%
UNIX/Linux	71,200	64,000	7,200	11.3%
	431,500	286,500	145,000	50.6%
Software Service Fees
Windows	445,200	444,700	500	0.1%
UNIX/Linux	131,600	149,400	(17,800)	-11.9%
	576,800	594,100	(17,300)	-2.9%
Other	17,600	17,900	(300)	-1.7%
Total Revenue	$1,025,900	$898,500	$127,400	14.2%

Revenue for the nine-month periods ended September 30, 2017 and 2016 was:

			2017 Over (Under) 2016
Revenue	2017	2016	Dollars	Percent
Software Licenses
Windows	$939,800	$774,200	$165,600	21.4%
UNIX/Linux	223,300	209,200	14,100	6.7%
	1,163,100	983,400	179,700	18.3%
Software Service Fees
Windows	1,324,300	1,367,200	(42,900)	-3.1%
UNIX/Linux	403,400	473,700	(70,300)	-14.8%
	1,727,700	1,840,900	(113,200)	-6.1%
Other	42,400	40,100	2,300	5.7%
Total Revenue	$2,933,200	$2,864,400	$68,800	2.4%

7. Cost of Revenue

Cost of revenue for the three-month periods ended September 30, 2017 and 2016 was:

			2017 Over (Under) 2016
	2017	2016	Dollars	Percent
Software service costs	$13,000	$2,100	$10,900	519.0%
Software product costs	2,900	6,200	(3,300)	-53.2%
Total Cost of Revenue	$15,900	$8,300	$7,600	91.6%

Cost of revenue for the nine-month periods ended September 30, 2017 and 2016 was:

			2017 Over (Under) 2016
	2017	2016	Dollars	Percent
Software service costs	$44,000	$78,100	$(34,100)	-43.7%
Software product costs	9,000	51,400	(42,400)	-82.5%
Total Cost of Revenue	$53,000	$129,500	$(76,500)	-59.1%

8. Commitments and Contingencies

On February 1, 2014, we relocated our corporate offices to a larger suite within our landlord’s office complex on South Bascom Avenue in Campbell, California. We are currently leasing 10,659 square feet under a five-year lease that, unless renewed, will expire in October 2018.

On August 11, 2015 we entered into a sublease agreement to sublease the entirety of the South Bascom Avenue office space to a third party. The term of the sublease extends from November 1, 2015 through the end of our office lease term for that space in October 2018. The monthly rent payments due to hopTo under this sublease fully offset the monthly rent payments due to the landlord under hopTo’s lease for that space.

On August 24, 2015, we entered into a new office lease for our corporate headquarters at 51 East Campbell Avenue in Campbell, California which was better suited to our California operations and resulted in significant monthly savings. The term of this lease is from October 1, 2015 through September 30, 2018.

On April 28, 2017 we entered into a sublease agreement to sublease the entirety of the leased space at 51 East Campbell Avenue to a third party. The term of the sublease began on June 1, 2017 and extends through the end of our office lease term for that space. The monthly rent payments due to hopTo will offset approximately 62% of the monthly rent payments due to the landlord under hopTo’s lease for that space. (See Deferred Rent section of Note 3.)

The following table sets forth the net minimum lease payments we will be required to make throughout the remainder of these leases:

	Lease Payments	Sublease Receipts	Total
Remainder of 2017	$150,200	$(179,900)	$(29,700)
2018	475,400	(420,800)	54,600
	$625,600	$(600,700)	$24,900

During the three-month period ended September 30, 2016, our CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors. The deferred salaries are recorded as a component of accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet. See Note 12 – Subsequent Events.

During the three and nine-month periods ended September 30, 2017, respectively, we reported non-cash expense of $0 and $284,000, respectively, related to potential liquidated damages resulting from delays in filing registration statements for shares and shares underlying warrants for certain of the private placements that the Company closed in prior periods. There were no such expenses recorded in the comparable prior year period. We are in the process of seeking waivers from shareholders for such liquidated damages. The potential liquidated damages is reported as other current liabilities on the condensed consolidated balance sheet and as a component of general and administrative expense on the condensed consolidated statements of operations.

9. Supplemental Disclosure of Cash Flow Information

We disbursed $200 and $800 for the payment of interest expense during the nine-month periods ended September 30, 2017 and 2016, respectively.

We disbursed $2,800 and $2,300 for the payment of foreign income taxes associated with the operation of our Israeli subsidiary during the nine-month periods ended September 30, 2017 and 2016, respectively.

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

For the three and nine-month periods ended September 30, 2017 and for the three and nine-month periods ended September 30, 2016, 1,375,509 and 1,412,507 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

11. Segment Information

Revenue by country for the three-month and nine-month periods ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Country	2017	2016	2017	2016
United States	$292,100	$370,800	$922,300	$1,158,100
Brazil	220,200	122,900	582,600	418,100
Other Countries	513,600	404,800	1,428,200	1,288,200
Total	$1,025,900	$898,500	$2,933,100	$2,864,400

12. Subsequent Events

On October 10, 2017, the Company and salesforce.com entered into a Patent Purchase Agreement (effective as of October 5, 2017), pursuant to which the Company sold seven of its patents for an aggregate consideration of $400,000, and also received, subject to various terms, conditions and limitations, a license back of those patents. The patents sold were U.S. Patent numbers: 9395826, 9398111, 9419848, 8745280, 8892782, 8738814 and 8856907.

On October 25, 2017, the board of directors of the Company determined that the financial status of the Company had improved from the financial status of the Company during the three month period ended September 30, 2016, when the Company’s CEO and CFO voluntarily agreed with the board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company could reasonably pay such compensation upon approval by the board of directors. Accordingly, the board of directors determined that it was reasonable for the Company to pay 50% of this deferred salary and such payments were made to the CFO and CEO on October 30, 2017.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Update on HopTo Plans

As of Q4 2016, we have effectively ceased all of our sales, marketing and development efforts for the hopTo products, and at this time we do not expect any meaningful revenues from these products in the foreseeable future.

We continue to actively operate our GO-Global business and we are currently evaluating ways to enhance its performance.

Other than recent sales of selected patents (see Note 12 to our Notes to Unaudited Condensed Consolidated Financial Statements), we continue to own all hopTo-related and GO-Global related intellectual property including source-code, related patents, and the relevant trademarks. We continue to believe that we may be able to extract value from these assets and are currently working to do so at this time. For detailed information on the hopTo products and technologies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on April 7, 2017 as well as our other SEC filings which are available at www.sec.gov.

Although there is no certainty as to timing or success of these efforts to extract value from these assets, and stockholders should not place any significant reliance on the outcome of such efforts unless and until definitive agreements are reached, this may include additional sale of certain of our hopTo software products, the sale of patents, and the monetization of the GO-Global business or some combinations of these transactions. (See Notes 2 and 12 to our Notes to Unaudited Condensed Consolidated Financial Statements).

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

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters are located at 6 Loudon Road, Suite 200, Concord, New Hampshire, 03301 and our phone number is 1-800-472-7466. Our phone number for local and international calls is 408-688-2674. Additionally, we have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.hopto.com. The information on our website is not part of this quarterly report.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate Internet Website: www.hopto.com,, our our home page, click “Financial Reporting”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

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

ipCapital Group, Inc.

On October 11, 2011, we engaged ipCapital Group, Inc., or ipCapital, an affiliate of John Cronin, who is one of our directors, to assist us in the execution of our strategic decision to significantly strengthen, grow and commercially exploit our intellectual property assets. Our engagement agreement with ipCapital, which has been amended three times, affords us the right to request ipCapital to perform a number of diverse services, employing its proprietary processes and methodologies, to facilitate our ability to identify and extract from our current intellectual property base new inventions, potential patent applications, and marketing and licensing opportunities.

As a result of ipCapital’s work under the engagement agreement, as amended, as of November 14, 2017, 173 patent applications have been filed. Of these 173 applications, 53 patents have been granted by the United States Patent and Trademark Office (“USPTO”). Due to financial constraints on our operations, we have suspended patent prosecution activity other than to pay issuance fees for patents already approved by USPTO. As of November 14, 2017 there are no patent applications that remain pending with the USPTO. We do not expect to file more applications in 2017.

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

We intend to continue to operate Go-Global, as it remains a viable stand-alone business and our sole revenue source at this time.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2017 and 2016

The following operating results should be read in conjunction with our critical accounting policies. See Note 3 to our Notes to Unaudited Condensed Consolidated Financial Statements.

Revenue

Revenue for the three-month periods ended September 30, 2017 and 2016 was:

			2017 Over (Under) 2016
Revenue	2017	2016	Dollars	Percent
Software Licenses
Windows	$360,300	$222,500	$137,800	61.9%
UNIX/Linux	71,200	64,000	7,200	11.3%
	431,500	286,500	145,000	50.6%
Software Service Fees
Windows	445,200	444,700	500	0.1%
UNIX/Linux	131,600	149,400	(17,800)	-11.9%
	576,800	594,100	(17,300)	-2.9%
Other	17,600	17,900	(300)	-1.7%
Total Revenue	$1,025,900	$898,500	$127,400	14.2%

Revenue for the nine-month periods ended September 30, 2017 and 2016 was:

			2017 Over (Under) 2016
Revenue	2017	2016	Dollars	Percent
Software Licenses
Windows	$939,800	$774,200	$165,600	21.4%
UNIX/Linux	223,300	209,200	14,100	6.7%
	1,163,100	983,400	179,700	18.3%
Software Service Fees
Windows	1,324,300	1,367,200	(42,900)	-3.1%
UNIX/Linux	403,400	473,700	(70,300)	-14.8%
	1,727,700	1,840,900	(113,200)	-6.1%
Other	42,400	40,100	2,300	5.7%
Total Revenue	$2,933,200	$2,864,400	$68,800	2.4%

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

Software Licenses

Software license revenue from our Windows products increased for the three and nine-month periods ended September 30, 2017, as compared with the same periods of the prior year primarily due to higher license purchases from certain of our OEM partners and stocking resellers.

Software license revenue from our UNIX/Linux products increased during the three-month period ended September 30, 2017, as compared with the same period of the prior year, primarily due to higher revenue from certain of our telecommunications customers. Software licenses revenue from our UNIX/Linux products increased during the nine-month period ended September 30, 2017, as compared with the same period of the prior year, primarily due to higher revenue from certain U.S. government customers.

We expect aggregate GO-Global software license revenue for both Windows and UNIX in 2017 to be approximately the same as the license revenue levels for 2016.

Software Service Fees

The decrease in software service fees revenue attributable to our Windows products, during the nine-month period ended September 30, 2017, as compared to the same period of the prior year, was primarily due to the timing of customer renewals of maintenance contacts.

The decrease in service fees revenue attributable to our UNIX products for the three and nine-month periods ended September 30, 2017, as compared with the same period of the prior year, was primarily the result of the lower level of our UNIX product sales during prior years and a resultant decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers.

Due to the trends mentioned above we expect that software service fees for 2017 will be modestly lower than those for 2016.

Other

The increase in other revenue for the three and nine-month periods ended September 30, 2017, as compared with the same period of the prior year was primarily due to increase in professional services and private labeling fees.

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

Under GAAP, development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Condensed Consolidated Balance Sheet. Such capitalized costs are subsequently amortized as cost of revenue (software product costs) over the shorter of three years or the remaining estimated life of the product. During the three-month and nine-month periods ended September 30, 2017 we did not capitalize or impair any software development costs. During the three-month and nine-month periods ended September 30, 2016, we capitalized $0 software development costs and impaired $15,000 associated with the hopTo Work product during the three-month period ended June 30, 2016.

Amortization of capitalized software development costs was $0 and $200 during the three-month periods ended September 30, 2017 and 2016, respectively, and $0 and $5,300 during the nine-month periods ended September 30, 2017 and 2016, respectively.

Cost of revenue was 1.5% and 0.9% of total revenue for the three months ended September 30, 2017 and 2016, respectively, and 1.8% and 4.5% of total revenue for the nine months ended September 30, 2017 and 2016, respectively.

Cost of revenue for the three-month periods ended September 30, 2017 and 2016 was:

			2017 Over (Under) 2016
	2017	2016	Dollars	Percent
Software service costs	$13,000	$2,100	$10,900	519.0%
Software product costs	2,900	6,200	(3,300)	-53.2%
	$15,900	$8,300	$7,600	91.6%

Cost of revenue for the nine-month periods ended September 30, 2017 and 2016 was:

			2017 Over (Under) 2016
	2017	2016	Dollars	Percent
Software service costs	$44,000	$78,100	$(34,100)	-43.7%
Software product costs	9,000	51,400	(42,400)	-82.5%
	$53,000	$129,500	$(76,500)	-59.1%

The increase in software service costs for the three-month period ended September 30, 2017 was due to a reclassification of $15,500 of customer supports costs that was allocated from Selling and Marketing expense to software service costs until three-month period ended December 31, 2016, partially offset by a decrease of $4,600 from lower customer support costs, as compared to the same periods of the prior year. The decrease in software service costs in the nine-month period ended September 30, 2017, as compared with the same periods of the prior year was primarily due to lower customer support costs associated with GoGlobal. Upon release of the commercial versions of hopTo and hopTo Work, we began charging costs associated with supporting the products to costs of revenue. We expect software service costs for 2017 to be lower than those for 2016 as we have been able to reduce headcount costs in this area due to a lower level of effort required.

The decreases in software product costs for the three-month and nine-month periods ended September 30, 2017, as compared with the same periods of the prior year, was almost entirely due to decreased amortization of capitalized software development costs. We expect that software costs of revenue for 2017 will be lower than 2016 levels.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended September 30, 2017 decreased by $6,500, or 6.9%, to $87,400, from $93,900 for the same period of 2016, which represented approximately 8.5% and 10.5% of revenue during these periods, respectively. Selling and marketing expenses for the nine-month period ended September 30, 2017 decreased by $405,200 or 61.0% to $259,400 from $664,600 for the same period in 2016, which represented approximately 8.8% and 23.2% of revenue during those periods, respectively.

The decreases in selling and marketing expenses was due to a combination of lower headcount and a decrease in headcount and promotional costs associated with hopTo Work as we have suspended all sales and marketing activity for that product.

We expect to maintain our sales and marketing efforts in 2017 for anticipated GO-Global releases at a level consistent with the second half of 2016; accordingly, we expect 2017 sales and marketing expenses to be lower than 2016.

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

General and administrative expenses decreased by $614,900, or 74.8%, to $206,700, for the three-month period ended September 30, 2017, from $821,600 for the same period of 2016, which represented approximately 20.1% and 91.4% of revenue during these periods, respectively.

General and administrative expenses decreased by $845,700, or 40%, to $1,268,900 for the nine-month period ended September 30, 2017, from $2,114,600 for the same period of 2016, which represented approximately 43.3% and 73.8% of revenue during these periods, respectively.

The decreases in general and administrative expense in the three-month and nine-month period ended September 30, 2017, as compared with the same periods of the prior year, were due to a combination of lower administrative salary expense associated with part-time status of our Chief Financial Officer effective April 1, 2017 and the resignation of our Chief Executive Officer in August 2017, combined with the elimination of accruals for potential liquidated damages that had been made in the prior year periods due to delays in filing registration statements for shares and shares underlying warrants for certain of the private placements that the Company closed in prior periods. There were no such liquidated damages accruals recorded in the comparable current year periods as the Company filed the necessary registration statement in May 2017 eliminating the further need for such accruals. These lower expenses were also due to a combination of decreased rent expense associated with lower net operating leases, decreased legal expenses associated with activity related to our patents, lower stock compensation expense associated with the termination of headcount and other lower costs associated with investor relations, and decreased outside services expense.

In 2017, we intend to continue cost controls and therefore expect that our 2017 general and administrative costs will be lower than those for 2016.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $107,700, or 21.9%, to $383,800, for the three-month period ended September 30, 2017, from $491,500 for the same period of 2016, which represented approximately 37.4% and 54.7% of revenue for these periods, respectively.

Research and development expenses decreased by $737,000, or 39.6%, to $1,123,900, for the nine-month period ended September 30, 2017, from $1,860,900 which represented approximately 38.3% and 65.0% of revenue for these periods, respectively.

The decrease in research and development expense is primarily due to lower employee costs associated with lower headcount primarily due to the suspension of efforts on our hopTo Work products, lower payments to contract programmers, and lower operating rent expense.

In 2017, we expect to maintain a level of research and development resource lower than the second half of 2016. We therefore expect 2017 research and development expenses, net of capitalized software developments costs, to be lower than 2016 levels.

Change in Fair Value of Warrants Liability

During the three-month periods and nine-months period ended September 30, 2017, we reported no income or expense due to the change in fair value of our warrants liability as the applicable warrants expired during September and October of 2016. During the same periods of the prior year, we reported non-cash income of $54,400 and $29,300, respectively. Such changes resulted from our liability warrants which expired in the fourth quarter of 2016.

Net Profit / (Loss)

Based on the foregoing, we reported net profit of $253,600 and a net loss of $462,000 for the three-month periods ended September 30, 2017 and 2016 respectively. Additionally, we reported net profit of $87,400 and a net loss of $1,874,500 for the nine-month periods ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Our reported net profit for the nine-month period ended September 30, 2017 of $87,400 included the following non-cash items: depreciation and amortization of $42,200 which was primarily related to depreciation of fixed assets; loss of $60,400 from disposal of fixed assets; loss of $62,900 from sublease; stock-based compensation expense of $14,500; interest expense of $200 from capital lease equipment.

For the nine-month period ended September 30, 2017, we disposed of some capitalized equipment at a loss of $60,400 which had net book value of $61,300. We sold some non-capitalized equipment for $900.

For the nine-month period ended September 30,2017, we subleased our East Campbell office at a loss of $62,900 with the remaining $46,800 lease amount due to the landlord.

See the Update on HopTo Plans at the beginning of this section for a discussion of our future plans and option we are considering.

Although for the three and nine months ended September 30, 2017, respectively, the Company generated net profits of $253,400 and $87,400, respectively, historically we have incurred significant net losses since our inception. At September 30, 2017, the Company had an accumulated deficit of $82,362,400 and a working capital deficit of $2,311,200. We were unable to generate meaningful revenue from our hopTo Work business and our most recent estimation is that revenue from this product is unlikely in any reasonable time frame. We have, however, recently improved our revenue and operating results from our legacy GO-Global business. If this trend continues, subject to our contingent liabilities, we believe we would have sufficient capital resources to fund our GO-Global business (which is our only active business) for at least the next 12 months. However, due to the uncertainty at the current time about this trend and the outcome of our contingent liabilities, we have determined that our cash resources may not be sufficient to fund our business for at least the next 12 months. The Company’s ability to continue as a going concern is dependent on our ability to continue to generate revenue from our legacy GO-Global business and to raise additional capital through the issuance of new equity, debt financing, or from the sale of certain assets to meet short and long-term operating requirements.

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

In order to maintain operations, we previously implemented significant expense reductions, including a limited number of employee layoffs, and have decided to implement further cost cuts and employment reductions. During the three month period ended September 30, 2016, our CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors. (See Note 12 to our Notes to Unaudited Condensed Consolidated Financial Statements).

Although maintaining our SEC filing status is a significant expense, we currently intend to maintain such status; however, we consider all options to preserve value for shareholders, including potentially suspending or terminating our filing status.

We have worked extensively to explore additional sources of capital including the issuance of new shares, securing debt financing, and the sale of assets including certain of our software products and patents. Although this process is ongoing and we are in active discussions with multiple parties, there is no guarantee that they will result in transactions that are sufficient to provide the Company with the required liquidity to remove the substantial doubt as to our ability to continue as a going concern. See Note 12 – Subsequent Events. We are also in discussions with some parties about the possibility of other strategic transactions although there is no guarantee that these discussions will result in an actual transaction.

Cash

As of September 30, 2017, our cash balance was $551,300, as compared with $546,200 as of December 31, 2016, an increase of $5,100, or 0.9%. The slight increase primarily resulted from the collection of accounts receivable partially offset by the cash used in our operations.

Accounts Receivable, net

At September 30, 2017 and December 31, 2016, we reported accounts receivable, net, of $353,300 and $355,300, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $4,400 and $7,700 at September 30, 2017 and December 31, 2016, respectively. The slight decrease in accounts receivable, net, was mainly due to timing of sales and collections during the three-month period ended September 30, 2017, as compared with the three-month period ended December 31, 2016. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of September 30, 2017, we had current assets of $931,400 and current liabilities of $3,242,600, which netted to working capital deficit of $2,311,200. Included in current liabilities was the current portion of deferred revenue of $1,579,500

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in a Form 8-K filed with the SEC on August 7, 2017, Mr. Casabonne has agreed to remain as interim CEO and CFO on a part-time month-to-month basis. Should Mr. Casabonne decide to resign these positions the board would need to replace him for these roles.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended September 30, 2017.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

101*	The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the Nine Months ended September 30, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2017 and 2016, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

(Registrant)

/s/ Jean-Louis Casabonne
Jean-Louis Casabonne
Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
November 14, 2017

