Form 10-K
period 2017-12-31
hopTo Inc.
filed 2018-04-17
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission File Number: 0-21683

hopTo Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-3899021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6 Loudon Road, Suite 200

Concord, New Hampshire 03301

(Address of principal executive offices)

(800) 472-7466

(408) 688-2674

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: (1) Common Stock, $0.0001 par value; and (2) Preferred Stock Purchase Rights

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[  ] Large accelerated filer [  ] Accelerated filer [  ] Non-Accelerated filer [X] Smaller reporting company

[  ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

As of June 30, 2017, the aggregate market value of the Registrant’s common stock held by non-affiliates was $939,577.

As of March 31, 2018, there were outstanding 9,804,400 shares of the Registrant’s common stock.

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

Introduction

We are developers of application publishing software which includes application virtualization software and cloud computing software for multiple computer operating systems including Windows, UNIX and several Linux-based variants. Our application publishing software solutions are sold under the brand name GO-Global, which is our sole revenue source. GO-Global is an application access solution for use and/or resale by independent software vendors (“ISVs”), corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

Since 2012 we have also been developing several products in the field of software productivity for mobile devices such as tablets and smartphones, which have been marketed under the hopTo brand. However, as of Q4 2016, we have effectively ceased all of our sales, marketing and R&D efforts for the hopTo products, and at this time we do not expect any meaningful revenues from these products in the foreseeable future.

Except for the sale of 7 patents sold to Salesforce.com during the fourth quarter of 2017, we own all hopTo-related IP including source-code, related patents, and the relevant trademarks. We continue to believe that we may be able to extract value from these assets and are currently working to do so at this time. For detailed information on the hopTo products and technologies, please refer to our Annual Report on form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016 as well as our other SEC filings which are available at www.sec.gov. Such filings are being noted for historical information only; unless expressly noted, they are not incorporated herein by reference.

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

Over the years, we have also made significant investments in intellectual property (“IP”). We have filed many patents designed to protect the new technologies embedded in hopTo, although we are not currently pursuing additional patents.

Recent Developments

Rights Agreement

As previously disclosed, on February 16, 2018, we entered into a Rights Agreement (the “Rights Agreement”) with American Stock Transfer & Trust Company, LLC, as rights agent (the “Rights Agent”). Details of the plan, including a copy of the Rights Agreement, can be found in the Form 8-A that the Company filed with the SEC on February 16, 2018.

In connection with the adoption of the Rights Agreement and pursuant to its terms, the Company’s Board of Directors (the “Board”) authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of the common stock, $0.0001 par value per share (the “Common Stock”), of the Company to stockholders of record at the close of business on February 26, 2018 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Junior Participating Preferred Stock, $0.01 par value per share (the “Preferred Stock”), of the Company at an exercise price of $1.00 per one one-thousandth of a Preferred Share, subject to adjustment (the “Exercise Price”). The complete terms of the Rights are set forth in the Rights Agreement (the “Rights Agreement”).

Generally, the Rights Agreement works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires ten percent (10%) or more of the Common Shares without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. The Rights Agreement is not intended to interfere with any merger, tender or exchange offer or other business combination approved by the Board. Nor does the Rights Agreement prevent the Board from considering any offer that it considers to be in the best interest of its stockholders. The Rights expire at or prior to the earlier of (i) February 16, 2021 or (ii) the redemption or exchange of the Rights as provided for in the Rights Agreement.

Proposed Liquidated Damages Settlement

On March 27, 2018, the Company entered a non-binding term sheet for the settlement of certain potential liquidated damages resulting from delays in filing registration statements for shares of our common stock and shares of our common stock underlying warrants for certain private placements that the Company closed in 2013 and 2015. We refer to this as the Proposed Settlement. The Proposed Settlement involves no cash payments or cash commitments by the Company but is expected to include the issuance of new, five year, penny exercise, common stock warrants in exchange for existing warrants currently held by the affected shareholders. The Proposed Settlement, if it becomes final, will not result in an increase in the total number of warrants held by these shareholders or the total number of warrants outstanding. Although subject to completion of final definitive documentation and there is no guarantee of any agreement being reached, the Company believes that this transaction will be completed in the next 45 days.

Corporate Background

hopTo Inc., or the Company, is a Delaware corporation, founded in May 1996. Our headquarters are located at 6 Loudon Road, Suite 200, Concord, NH 03301, our toll-free phone number is 1-800-472-7466, and our phone number for local and international calls is 408-688-2674. We also have remote employees located in various states, as well as internationally in the United Kingdom and Israel. Our corporate Internet Website is http://www.hopTo.com. The information on our Website is not part of this Annual Report on Form 10-K.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of March 31, 2018, 173 new patent applications have been filed. Of these 173 applications, 53 patents have been granted by the United States Patent and Trademark Office (“USPTO”). Due to financial constraints on our operations, we have suspended patent prosecution activity other than to pay issuance and maintenance fees for patents already approved by the USPTO. We do not expect to file more applications in 2018.

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

The GO-Global Software Products

Our GO-Global product offerings can be categorized into product families as follows:

●	GO-Global for Windows: Allows access to Windows-based applications from remote locations and a variety of connections, including the Internet connections. The Windows applications run on a central computer server along with GO-Global Windows Host software. This allows the applications to be accessed remotely via GO-Global Client software, or a Web browser, over many types of data connections, regardless of the bandwidth or operating system. Web-enabling is achieved without modifying the underlying application’s code or requiring costly add-ons.

●	GO-Global for UNIX: Allows access to UNIX and Linux-based applications from remote locations and a variety of connections, including the Internet and connections. The UNIX/Linux applications run on a central computer server along with the GO-Global for UNIX Host software. This allows the applications to be accessed and run remotely via GO-Global Client software or a Web browser without having to modify the application’s code or requiring costly add-ons.

●	GO-Global Client: We offer a range of GO-Global Client software that allows remote application access from a wide variety of local, remote and mobile platforms, including Windows, Linux, UNIX, Apple OS X and iOS, and Google Android. We plan to continue to develop GO-Global Client software for new portable and mobile devices.

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

Strategic Customer Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets. We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us. Our strategic relationships for all GO-Global products include the following:

●	We are party to a non-exclusive distribution agreement with KitASP, a Japanese application service provider founded by companies within Japan’s electronics and infrastructure industries, including NTT DATA, Mitsubishi Electric, Omron, RICS, Toyo Engineering and Hitachi. Pursuant to this agreement, which was entered into in September 2011, KitASP has licensed our GO-Global product line for inclusion in their software products, primarily their server-bundled application service provider software solution. Either party may terminate the contract upon 60 days’ written notice to the other party.

●	We are party to a non-exclusive channel partner agreement with Elosoft Informatica Ltda, a South American distributor of various technology products, including both hardware and software offerings, and related services. Under the terms of this agreement, Elosoft has licensed both our GO-Global Windows Host and GO-Global for UNIX software for deployment to their distribution network with both sub-distributors and end-users. Our agreement with Elosoft, which was originally entered into in February 2005, automatically renews annually. Either party may terminate the agreement upon 60 days’ written notice to the other party.

●	We are party to a non-exclusive global purchasing agreement with Alcatel-Lucent, a telecommunications, network systems and services company. Pursuant to this relationship, which started in July 1999, Alcatel-Lucent has licensed our GO-Global for UNIX software for inclusion with their software products. Many of Alcatel-Lucent’s customers are using our server-based software to remote access Alcatel-Lucent’s Network Management Systems applications. Our current agreement with Alcatel-Lucent expired in December 2012. Since December 2012 we have mutually agreed with Alcatel-Lucent to renew this contract each year for additional one-year with terms consistent with those set forth in the expired contract. The current renewal period expires in December 2018.

●	We are party to a non-exclusive distribution agreement with GE Intelligent Platforms (“GE”), a U.S. based designer, manufacturer, and supplier of products for industrial control and automation. GE has licensed our GO-Global product line for inclusion in their automation and production management software products. Our agreement with GE, which was originally entered into in December 2002, automatically renews annually. Either party may terminate the contract upon 60 days’ written notice to the other party.

●	In August 2011 we entered into an agreement with GAD eG (“GAD”), a Germany based provider of information technology, software development and data processing solutions for retail banks. GAD licensed our GO-Global for Windows software and embedded it in their banking applications. This agreement covered a one-time transaction of theirs with a large German bank. The installation of their software application generated significant product license sales for us in 2011 and 2012. We expect to have maintenance sales in future years; however we do not expect to have future product licensing sales to GAD comparable to the 2012 and 2011 levels.

●	In January 2010, we entered into a non-exclusive reseller and distribution agreement with Information Delivery Systems, LLC (IDS), a U.S. based publisher and hosting solutions provider for churches and educational institutions. IDS has licensed our GO-Global for Windows software and has utilized it as the hosting engine for its cloud-based solutions. Our agreement with IDS automatically renews annually. Either party may terminate the contract upon 60 days’ written notice to the other party.

Sales, Marketing and Support

Sales and marketing efforts for our software products are directed at increasing product awareness and demand among ISVs, small to medium-sized enterprises, departments within larger corporations and VARs who have a vertical orientation or are focused on Windows, UNIX and/or Linux environments. Current marketing activities have been limited due to budget constraints but include Internet marketing, direct response, promotional materials, and maintaining an active Web presence for marketing and sales purposes.

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

	2017	2016
Customer	% Sales	% Sales
Centric System	6.9%	5.0%
Elosoft	16.9%	11.0%
IDS	5.5%	3.6%
Uniface	6.5%	6.1%
Total	35.8%	25.7%

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

Research and Development

Our 2017 research and development efforts focused on further enhancing the functionality, performance and reliability of existing products and developing new features. We invested $1,500,100 and $2,187,900 in research and development with respect to our software products in 2017 and 2016, respectively. During 2017 and 2016, we did not capitalize any additional development investments incurred. During 2017 and 2016, we determined that an impairment of $0 and $15,500, respectively, existed with certain capitalized software development costs associated with our hopTo consumer product and recognized that cost as part of cost of revenue.

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

Employees

As of March 31, 2018, we had a full-time equivalent of 14.0 total employees, including 3 in marketing, sales and support, 8.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 2.0 in administration and finance and 0.5 in our patent group. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

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

Risks Related to Our Business

We have a history of operating and net losses.

We have experienced significant operating and net losses since we began operations. Despite generating a modest net profit from operations before provision for income taxes and net income for the year ended December 31, 2017 after years of losses, this improved financial performance could reverse if our GO-Global business, our only source of revenue, declines or if we are unable to maintain control over our expenses.

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

Our future success depends on our ability to continually enhance our current products and develop and introduce new features and capabilities that our customers choose to buy. If we are unable to satisfy our customers’ demands and remain competitive with other products that could satisfy their needs by introducing new features, capabilities and enhancements, our business, results of operations, financial condition, and cash flows could be materially adversely impacted. Our future success could be hindered by, among other factors:

●	the amount of cash we have available to fund investment in new products and enhancements;

●	the reduced level of research and development resources that the we now have available in the Company to perform the work necessary to develop new features and capabilities

●	delays in our introduction of new features, capabilities and/or enhancements of existing products;

●	delays in market acceptance of new products and/or enhancements of existing products; and

●	a competitor’s announcement of new products and/or product enhancements or technologies that could replace or shorten the life cycle of our existing products.

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

Despite our generating net profit and positive cash flows from operations in fiscal 2017, we are subject to various liquidity risks.

We have incurred significant net losses since our inception. Despite making a net profit of $600,600 for the fiscal year ended December 21, 2017, as of that date we had an accumulated deficit of $81,849,200 and a working capital deficit of $1,947,800. Our ability to continue to generate net profits and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks, some of which are described in this Annual Report on Form 10-K. As a very small company, we have limited ability to deploy new revenue increasing opportunities, and limited flexibility to respond to unforeseen adverse developments, such as customer losses, adverse market developments or unanticipated expenses. Although our current operating plan does not call for the raising of new capital, if we need to raise new capital, our ability to do so is extremely limited given our very small market capitalization and the limited volume in the trading of our common stock.

If we do need to issue new equity, such issuances may be at a significant discount to market prices, would dilute existing stockholders and may give the purchasers of new capital stock additional rights, preferences and privileges relative to existing stockholders. There can be no assurance that additional capital necessary for any execution of our operations will be available on a timely basis, on reasonable terms or at all.

Challenges to Develop New Business May Reverse the Improvements in Our Finances. Our management believes that any significant improvement in the Company’s cash flow must result from increases in revenues from existing sources and from new revenue sources. The Company’s ability to develop new revenues depends on many factors not in its control, or only partially in its control, including available capital resources which affect the extent of its marketing activities and its research and development activities, all of which are limited by the Company’s small size and revenue base. We cannot assure you that the resources that the Company can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable it to maintain positive operating cash flow in the future.

Sales of products within our GO-Global product families are likely to be our only source of revenue during 2018.

Due to financial constraints we gradually suspended all development and sales of hopTo products over the course of the second half of 2016. Sales of products within our GO-Global product families, and related enhancements, were our only source of revenue during 2017 and will continue to be our only source of revenue during 2018. The success, if any, of our new GO-Global releases may depend on a number of factors, including market acceptance of the new GO-Global releases and our ability to manage the risks associated with introducing such releases. Declines in demand for our GO-Global products could occur as a result of, among other factors:

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

Any growth in our business will come solely from GO-Global and our other assets, and not from the hopTo Work products. GO-Global is not a high growth business.

As of the fourth quarter of 2016, we effectively ceased all of our sales, marketing and R&D efforts for the hopTo products. hopTo Work was our primary growth initiative. We hope to maintain our GO-Global business at or near current levels, and we will evaluate opportunities for growing this business and for extracting value from our other assets as part of our business planning, but shareholders and prospective shareholders should clearly understand that the growth opportunity we previously anticipated in the hopTo product suite is not currently being pursued, and that our growth, if any, will be on a much lower scale.

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

We will encounter challenges in recruiting, hiring and retaining new personnel and/or replacements for any members of key management or other personnel who depart. Our chief executive and financial officer serves us on a part-time basis.

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

With the exception of the employment agreement we entered into with our former Chief Executive Officer during 2013 which was terminated in July 2017, we do not have long-term employment agreements with any of our key personnel and any officer or other employee can terminate their relationship with us at any time. We may also need to add key personnel in the future in order to successfully implement our business strategies. The market for such qualified personnel is highly competitive and it includes other potential employers whose financial resources for such qualified personnel are more substantial than ours. Consequently, we could find it difficult to attract, assimilate or retain such qualified personnel in sufficient numbers to successfully implement our business strategies.

We have sought to match our expenses structure with business opportunities, but this creates risks. When we ceased our development and sales efforts associated with our hopTo Work products, we re-evaluated our management needs. As a result, our current Chief Executive Officer and Chief Financial Officer works for us on a part time basis. While we believe the smaller scale of our operations makes this arrangement workable, and has reduced our expense structure, the arrangement nevertheless makes it more difficult for the Company to evaluate and plan for growth opportunities. The Company has sought to address this challenge in various ways, including relying on the considerable expertise of our Board of Directors and the moderate use of professional advisors. Even though the Company has made considerable progress in the past fiscal year with a much reduced management staff, the Company and stockholders should recognize that this arrangement limits the Company’s ability to respond to challenges and develop opportunities. Should the Company revise its approach to management by hiring additional resources, this too, can create risks to the cost savings we have achieved, if any anticipated business opportunities are not realized, as has occurred in the past with hopTo Work.

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

As of December 31, 2017 and December 31, 2016, we had outstanding warrants for an aggregate of 698,119 shares of common stock, at a weighted average exercise price of $10.02. As of December 31, 2017 and December 31, 2016, we had outstanding options exercisable for an aggregate of 455,168 and 684,722 shares of common stock, respectively, at weighted average exercise prices of $2.30 and $2.64 per share, respectively. The holders may sell these shares exercisable under warrants or options in the public markets from time to time. In addition, if our stock price rises, more outstanding warrants and options will be “in-the-money” and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

In addition, if our Proposed Settlement becomes final, then the exercise price of approximately 565,553 outstanding warrants included in the above amounts, currently at a weighted average price of $10.77, will be reduced to $0.01 per share, and the duration of such warrants, which are currently expiring between June 17, 2018 and January 7, 2019, will be extended to 5 years from the issuance date. If such warrants were to be exercised, as we expect they would, that would result in dilution to existing shareholders who do hold such warrants.

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

Provisions in our Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws and our Rights Agreement may prevent or discourage third parties or our stockholders from attempting to replace our management or influencing significant decisions.

Provisions in our Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws may have the effect of delaying or preventing a change in control of our company or our management, even if doing so would be beneficial to our stockholders. These provisions include, but are not limited to, authorizing our Board of Directors to issue preferred stock without stockholder approval and limiting the persons who may call special meetings of stockholders and providing that stockholders cannot take action by written consent in lieu of a meeting. In addition, as described above under “Recent Developments”, the Rights Agreement works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires ten percent (10%) or more of the Common Shares without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. The Rights Agreement is not intended to interfere with any merger, tender or exchange offer or other business combination approved by the Board. Nor does the Rights Agreement prevent the Board from considering any offer that it considers to be in the best interest of its stockholders. The Rights expire at or prior to the earlier of (i) February 16, 2021 or (ii) the redemption or exchange of the Rights as provided for in the Rights Agreement. Together, these charter and contractual provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters currently occupies approximately 2,527 square feet of office space in Concord, New Hampshire, under a lease that expired in August 2016. On August 31, 2016, we signed an amendment to extend the lease on a month-to-month basis and requiring a six-month notice from the lessor to terminate. Rent on the corporate headquarters continues at $4,000 per month for the current extension of the lease.

Our former corporate headquarters at 51 E. Campbell Ave in Campbell, California is comprised of approximately 2,514 square feet of office space under a lease that will expire in October 1, 2018. Rental of these premises will average approximately $9,200 per month over the remaining term of the lease. On April 28, 2017 we entered into a sublease agreement to sublease the entirety of the leased space at 51 E. Campbell Avenue to a third party. The term of the sublease began on June 1, 2017 and extends through the end of our office lease term for that space. The monthly rent payments due to hopTo will offset approximately 62% of the monthly rent payments due to the landlord under hopTo’s lease for that space.

Our other former corporate headquarters at 1919 S. Bascom Ave in Campbell, California is comprised of approximately 10,667 square feet of office space under a lease that will expire on October 31, 2018. Rental of these premises for the remaining term averages $39,600 per month. On August 11, 2015 we entered into a sublease agreement to sublease the entirety of the leased space at 1919 S. Bascom Avenue to a third party for the remainder of the master lease term. The monthly rent payments due to hopTo fully offsets the rent payments due under the Company’s lease for that space.

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

	Fiscal 2017 *		Fiscal 2016 *
Quarter	High	Low	High	Low
First	$0.06	$0.02	$1.74	$0.71
Second	$0.35	$0.02	$2.10	$0.83
Third	$0.12	$0.04	$1.29	$0.03
Fourth	$0.20	$0.03	$0.14	$0.02

*	The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 26, 2018 there were approximately 122 holders of record of our common stock. Between January 1, 2018 and March 30, 2018 the high and low reported sales price of our common stock was $0.17 and $0.25, respectively, and on March 30, 2018 the closing price of our common stock was $0.20.

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

Update on HopTo Plans

During Q4 2016, we effectively ceased all of our sales, marketing and development efforts for the hopTo products, and at this time we do not expect any meaningful revenues from these products in the foreseeable future. Our sole revenues are from our GO-Global business.

Except for the sale of 7 patents sold to Salesforce.com during the fourth quarter of 2017, we own all hopTo-related intellectual property including source-code, related patents, and the relevant trademarks. We continue to believe that we may be able to extract value from these assets and continue working to do so at this time. For detailed information on the hopTo products and technologies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 30, 2016 as well as our other SEC filings which are available at www.sec.gov. Such filings are being noted for historical information only; unless expressly noted, they are not incorporated herein by reference.

Although there is no certainty as to timing or success of our efforts to extract value from our hopTo assets, and stockholders should not place any significant reliance on the outcome of such efforts unless and until definitive agreements are reached, this may include the sale of certain of our hopTo software products or additional sales of patents.

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

Over the years, we have also made significant investments in intellectual property (“IP”). We have filed many patents designed to protect the new technologies embedded in hopTo. However, we do not expect to file for additional patents during 2018.

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

For the years ended December 31, 2017 and 2016, software license revenues were recognized when:

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

Effective January 1, 2018, ASC 606, “Revenue from Contracts with Customers,” changed the recognition of revenue standards for reporting periods beginning after December 31, 2017.

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Subsequently FASB has released several updates to ASU 2014-09 including ASU 2016- 20, ASU 2016-12, ASU-2016-10, ASU-2016-08, and ASU-2015-14. The effective date for ASU 2014-09 is January 1, 2018. The new standard supersedes nearly all existing revenue recognition standards. The Company expects to adopt this standard using the modified retrospective approach. The Company has substantially completed its assessment of the new standard, but is continuing to assess potential impacts primarily related to upgrade rights held by a limited number of customers. We believe the most significant change to the timing and amount of revenue recognition under the new standard is related to our stocking orders. Under the current standard, we defer substantially all of the licensing revenue associated with stocking orders until delivery to the end user. Under the new standard, substantially all licensing revenue from stocking orders will be recognized at the time the licenses are delivered to our customers, who are generally resellers or distributors. Based upon our agreements with our customers, we believe that under the new standard, the ownership rights and rewards of the software licenses have been transferred. Due to this change, we anticipate that we will record substantially all of our deferred licensing revenue to retained earnings under the modified retrospective approach in Q1 2018.

As a result of the adoption of ASU NO. 2014-09 we expect our annual and quarterly revenues to be subject to greater variability.

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

On August 24, 2015 we entered into a lease agreement for office space at 51 E. Campbell Avenue in Campbell, California, which became effective on October 1, 2015 (See Note 7).

The leases for both of the Company’s subleased former offices in Campbell, California contain free rent and predetermined fixed escalations in our minimum rent payments (See Notes 7 and 12). Rent expense related to these leases is recognized on a straight-line basis over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases is recorded as part of deferred rent in current or long-term liabilities, as appropriate. The monthly rent payments due to the Company for the sublease of the office at 1919 S. Bascom Avenue fully offsets the rent payments due under the Company’s lease for that space.

Incentives that we received pursuant to the amended lease agreement for 1919 S. Bascom Avenue are recognized on a straight-line basis as a reduction to rent over the term of the lease. We record the unamortized portion of these incentives as a part of deferred rent in current or long-term liabilities, as appropriate.

Long-Lived Assets

Long-lived assets, which consist primarily of capitalized software, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate. Assets to be held and used that are affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During 2017 and 2016, we determined that an impairment of $0 and $15,500, respectively, existed with certain capitalized software development costs associated with our hopTo Work product and recognized that cost as part of cost of revenue.

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

During 2017 and 2016, we determined that certain capitalized software development costs associated with the hopTo consumer product totaling $0 and $15,500, respectively, should be written off as we do not anticipate monetization of that particular product during the time fame that the costs were scheduled to be amortized.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. The following table sets forth the details of the Allowance for Doubtful Accounts for the years ended December 31, 2017 and 2016:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2017	$7,700	—	—	$100	$7,800
2016	17,300	(3,700)	—	(5,900)	7,700

Stock-Based Compensation

We apply the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Codification Subtopic (ASC) 718-10, “Compensation – Stock Compensation.” We estimate the fair value of each option grant on the date of grant using the binomial model. Stock-based compensation is estimated using our stock price volatility for grants awarded by analyzed historic volatility over a period of time equal in length to the expected option term for the period being issued. For grants made to newly hired employees the period of time over which we analyzed our historic volatility ended on the last day of the quarter during which the new employee was hired. We derived an annualized forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in our work force. Our estimates of the expected option term and the estimated exercise factor are derived from an analysis of historical data and future projections. The approximate risk-free interest rate is based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to our expected option term. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time. During the years ended December 31, 2017 and 2016, we did not issue any stock options.

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

During 2016, we accelerated the vesting of all 34,100 remaining unvested shares of restricted common stock granted to employees resulting in $77,000 of stock-based compensation expense which is included in the table below. The following table illustrates the non-cash stock-based compensation expense recorded, net of amounts capitalized, during the years ended December 31, 2017 and 2016 by income statement classification:

	2017	2016
Cost of revenue	$100	$5,500
Selling and marketing expense	200	69,200
General and administrative expense	13,000	156,100
Research and development expense	100	93,600
	$13,400	$324,400

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and trade receivables. We place cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. As of December 31, 2017, we had approximately $765,400 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2016, the Company had approximately $330,400 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2017 and December 31, 2016, the Company considered the following to be its most significant customers:

	2017		2016
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
Centric System	6.9%	12.6%	5.0%	11.5%
Elosoft	16.9%	56.2%	11.0%	18.8%
IDS	5.5%	0.0%	3.6%	0.0%
Uniface	6.5%	0.8%	6.1%	10.9%
Total	35.8%	69.6%	25.7%	41.2%

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2017 and 2016 along with the dollar and percentage changes from 2016 to 2017 in the respective line items.

	Year Ended December 31,		Increase (Decrease)
	2017	2016	Dollars	Percentage
Revenue
Software licenses	$1,530,800	$1,446,600	$84,200	5.8%
Software service fees	2,297,700	2,413,700	(116,000)	(4.8)%
Other	61,000	141,000	(80,000)	(56.7)%
Total Revenue	3,889,500	4,001,300	(111,800)	(2.8)%

Cost of revenue
Software service costs	57,000	109,100	(52,100)	(47.8)%
Software product costs	11,300	38,000	(26,700)	(70.3)%
Write-down of capitalized software development costs	—	15,500	(15,500)	(100.0)%
Total Cost of revenue	68,300	162,600	(94,300)	(58.0)%
Gross profit	3,821,200	3,838,700	(17,500)	(0.5)%

Operating expenses
Selling and marketing	355,300	774,400	(419,100)	(54.1)%
General and administrative	1,558,400	2,759,200	(1,200,800)	(43.5)%
Research and development	1,500,100	2,187,900	(687,800)	(31.4)%
Total Operating expenses	3,413,800	5,721,500	(2,307,700)	(40.3)%
Income/(loss) from operations	407,400	(1,882,800)	2,290,200	(121.6)%

Other income (expense)
Change in fair value of warrants liability	—	29,300	(29,300)	(100.0)%
Interest and other income	197,000	3,700	193,300	5224.3%
Interest and other expense	(500)	(300)	(200)	66.7%
Total other income (expense)	196,500	32,700	163,800	500.9%
Loss from operations before provision for income tax	603,900	(1,850,100)	2,454,400	(132.60)%
Provision for income taxes	3,300	2,800	43,900	17.9%
Net income / (loss)	$600,600	$(1,852,900)	$2,453,500	(132.4.)%

Revenue

Software Licenses

The table that follows summarizes software licenses revenue for the years ended December 31, 2017 and 2016, and calculates the change in dollars and percentage from 2016 to 2017 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software licenses	2017	2016	Dollars	Percentage
Windows	$1,255,200	$1,161,100	$94,100	8.1%
UNIX/Linux	275,600	285,500	(9,900)	(3.5)%
Total	$1,530,800	$1,446,600	$84,200	5.8%

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

The increase in Windows software licenses revenue for the year ended December 31, 2017, as compared with the prior year, was primarily due to higher license purchases from certain OEM partners and international distributors during 2017.

Software licenses revenue from our UNIX/Linux products during 2017 is lower than during 2016 due to lower revenue from certain of our European telecommunications customers, partially offset by higher revenue from certain end users and other resellers.

We expect aggregate GO-Global software license revenue in 2018 to be approximately the same to modestly lower than 2017 levels as we are observing a mix of both lower and higher aggregate revenue from our stocking resellers. At the same time, we continue to work to maintain or improve cash flow from the GO-Global business through cost control and other measures.

Software Service Fees

The table that follows summarizes revenue recognized derived from software service fees for the years ended December 31, 2017 and 2016, and calculates the changes in dollars and percentage from 2016 to 2017 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software service fees	2017	2016	Dollars	Percentage
Windows	$1,769,200	$1,802,500	$(33,300)	(1.8)%
UNIX/Linux	528,500	611,200	(82,700)	(13.5)%
Total	$2,297,700	$2,413,700	$(116,000)	(4.8)%

The decrease in software service fees revenue attributable to our Windows products during 2017, as compared with 2016, was primarily due to the expiration of maintenance contracts from one of our OEM partners. The aggregate of all other software service fees attributable to our Windows products were slightly higher during 2017 as compared to 2016.

The decrease in service fees revenue attributable to our UNIX products for 2017, as compared with 2016, was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of certain long term maintenance contracts. The majority of this decrease was attributable to our European telecommunications customers, as discussed above.

We expect that software service fees for 2018 will be modestly lower than those for 2017.

Other

The decrease in other revenue for 2017, as compared with 2016, was primarily due to a decrease in professional services associated with a large project completed for one customer in 2016, partially offset by an increase in private labeling fees associated with certain of our GO-Global ISV Partners.

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

Research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Consolidated Balance Sheet. Such capitalized costs are subsequently amortized to cost of revenue as a component of software product costs over the shorter of three years or the remaining estimated life of the products so capitalized. We capitalized $0 of software development costs during 2017 and 2016. Amortization related to capitalized software development costs charged to costs of revenue was approximately $0 and $5,400 during 2017 and 2016, respectively. This amortization was separate from the impairment costs detailed below.

Cost of revenue for the year ended December 31, 2017 decreased by $94,300, or 58.0%, to $68,300 from $162,600 for 2016. Cost of revenue represented 1.8% and 4.1% of total revenue for the years ended December 31, 2017 and 2016, respectively.

Software Service Costs - Software service costs decreased during 2017, as compared with 2016, due to lower customer support costs associated with GoGlobal. We expect software service costs for 2018 to approximately the same as 2017 as we have been able to reduce headcount costs in this area due to a lower level of effort required.

Software Product Costs - The decrease in software product costs for 2017, as compared with 2016, was due to all capitalized software development being fully amortized.

Write-Down of Capitalized Software Development Cost - During 2017 and 2016, the Company wrote down the capitalized software development costs of $0 and $15,500, respectively. These costs were associated solely with the hopTo consumer product which we do not anticipate to monetize during the period in which these costs were scheduled to be amortized. These impairment costs are in addition to the amortization costs detailed above.

For the reasons outlined above, we expect 2018 costs of revenue to be approximately the same as 2017 levels.

Selling and Marketing Expenses. Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expenses.

Selling and marketing expenses for the year ended December 31, 2017 decreased by $419,100, or 54.1%, to $355,300 from $774,400 in 2016. Selling and marketing expenses for the years ended December 31, 2017 and 2016 represented approximately 9.1% and 19.4% of total revenue, respectively. The decrease in selling and marketing expenses during 2017, compared to 2016, was due to a combination of lower headcount and a decrease in advertising and promotional costs associated with hopTo Work as we have suspended sales and marketing activity for that product.

We expect 2018 sales and marketing expenses to be slightly higher than 2017 levels as we make some modest investment into marketing activity for the GO-Global products.

General and Administrative Expenses. General and administrative expenses primarily consist of employee, amortization and depreciation, legal, accounting, other professional services including those related to our patents, rent, travel and entertainment and insurance. Certain costs associated with being a publicly-held corporation are also included in general and administrative expenses, as well as bad debts expense.

General and administrative expenses for the year ended December 31, 2017 decreased by $1,200,800, or 43.5%, to $1,558,400 from $2,759,200 for 2016. General and administrative expenses for the years ended December 31, 2017 and 2016 represented approximately 40.1% and 69.0% of total revenue, respectively.

The decrease in general and administrative expense in 2017 was due to a combination of decreased rent expense associated with lower net operating leases for the sublease of our Campbell office, decreased executive compensation associated with the part-time arrangement for CEO and CFO positions, decreased legal expenses associated with activity related to our patents, lower stock compensation expense associated with the decrease of the stock price, other lower costs associated with investor relations, and lower accruals for potential liquidated damages resulting from delays in filing registration statements for shares of common stock and shares of common stock underlying warrants for certain of the private placements that the Company closed in prior periods.

In 2018, we intend to continue cost controls and to benefit from lower rent expense associated with consolidation of our headquarters location to Concord, NH. We also intend maintain our general and administrative headcount and use of legal service to a level consistent with the second half of 2017 and our financial resources. We therefore expect that our 2018 general and administrative costs will be lower than those for 2017.

Research and Development Expenses. Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses, net of amounts capitalized, decreased by $687,800, or 31.4%, to $1,500,100 for the year ended December 31, 2017 from $2,187,900 in the prior year. Research and development expenses for the years ended December 31, 2017 and 2016 represented approximately 38.6% and 54.7% of total revenue, respectively.

During both 2017 and 2016, we capitalized $0 of software development costs.

The decrease in research and development expense is primarily due to our suspension of development activity for hopTo products, resulting in lower employee costs associated with lower headcount, lower payments to contract programmers, and lower operating rent expense.

In 2018, we expect to make some modest targeted investments in research and development resources associated with our GO-Global products based on market feedback. We therefore expect 2018 research and development expenses, net of capitalized software developments costs to be slightly higher than 2017 levels.

Change in Fair Value of Warrants Liability. During 2017 and 2016, we recognized a net change of $0 and $29,300 respectively, in the aggregate fair value of the warrant liability (See Note 8 to Notes to Consolidated Financial Statements). The change in fair value of warrants liability was approximately 0.0% and 0.7% of total revenues for the years ended December 31, 2017 and 2016, respectively. Such amounts resulted from price changes in the market value for our common stock and can vary from period to period due to the exercise and/or issuance of warrants accounted for under the liability method. For further information regarding our Warrants Liability, see Note 8 to the Notes to Consolidated Financial Statements.

Income Taxes. For the years ended December 31, 2017 and 2016, we recorded a current tax provision for a foreign subsidiary of approximately $3,300 and $2,800, respectively. At December 31, 2017, we had approximately $62.3 million of federal net operating loss carryforwards, which will begin to expire in 2018. Also at December 31, 2017, we had approximately $6.9 million of California state net operating loss carryforwards available to reduce future taxable income, which begin to expire in 2017. During the years ended December 31, 2017 and 2016, we utilized $193,376 federal and no California net operating losses and have recorded a full valuation allowance against each of them.

At December 31, 2017, we had approximately $1.0 million of federal research and development tax credits, for which a full valuation allowance has been provided. Such tax credits will begin to expire in 2018.

Net Income/ (Loss). As a result of the foregoing items, we reported a net income of $600,600 for the year ended December 31, 2017, as compared with a net loss of $1,852,900 for 2016.

Liquidity and Capital Resources

Our reported net income of $600,600 in 2017 included two significant non-cash items: depreciation and amortization of $51,200 and stock-based compensation expense of $13,400.

We did not invest in capital expenditures or capitalized software development cost during 2017.

We sold seven patents in the fourth quarter of 2017 with $0 net book value for net proceeds after expenses of $320,000 and some expensed equipment for $900.

During fiscal 2017: (1) we reduced our operating expense from approximately $1.3 million per quarter to less than $0.8 million; (2) we have improved the operating results from our GO-Global business and have reasonable confidence in its ability to generate cash for at least the next 12 months; (3) sold several patents for cash; and (4) we increased our cash position from a low of $300 thousand in August of 2016 to $1.0 million at December 31, 2017.

In addition, for the reasons described above, we expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Annual Report on Form 10-K however, we do not expect these funds and resources to be sufficient for material new investments in our GO-Global business.

In order to achieve the expense controls in the past fiscal year, we implemented significant expense reductions, including (1) a limited number of employee layoffs primarily related to the hopTo product; (2) during the three month period ended September 30, 2016, our CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors; (and on October 25, 2017, the board of directors of the Company determined that the financial status of the Company had improved and accordingly, determined that it was reasonable for the Company to pay 50% of this deferred salary and such payments were made to the CFO and CEO on October 30, 2017) and (3) undertook other expense reduction initiatives related to related to patent maintenance, real estate and use of professionals.

We no longer are considering potentially suspending or terminating our SEC filing status, although we reserve the right to do so subject to applicable law.

We have had, and as a regular part of our business from time to time continue to have, discussions with various parties about the possibility of strategic transactions.

Cash

As of December 31, 2017, cash was $1,015,400 as compared with $546,200 as of December 31, 2016, an increase of $469,200, or 85.9%. The increase primarily resulted from the cash generated by our operations and the net proceeds from the sale of 7 patents in October 2017.

Accounts Receivable, net

At December 31, 2017 and 2016, we had $426,800 and $355,300, respectively, in accounts receivable, net of allowances totaling $7,800 and $7,700, respectively. The increase in net accounts receivable was primarily due to higher sales during the three-month period ended December 31, 2017, as compared with same period ended December 31, 2016. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of December 31, 2017, we had current assets of $1,555,100 and current liabilities of $3,502,900, which netted to a working capital deficit of $(1,947,800). Included in current liabilities was the current portion of deferred revenue of $1,409,700 and an accrual for potential liquidated damages of $855,100 (see Note 12).

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

	Lease Payments	Sublease Receipts	Total
2018	475,400	(420,800)	54,600

Rent expense aggregated approximately $67,600 and $141,700 for the years ended December 31, 2017 and 2016, respectively.

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Subsequently FASB has released several updates to ASU 2014-09 including ASU 2016- 20, ASU 2016-12, ASU-2016-10, ASU-2016-08, and ASU-2015-14. The effective date for ASU 2014-09 is January 1, 2018. The new standard supersedes nearly all existing revenue recognition standards. The Company expects to adopt this standard using the modified retrospective approach. The Company has substantially completed its assessment of the new standard, but is continuing to assess potential impacts primarily related to upgrade rights held by a limited number of customers. We believe the most significant change to the timing and amount of revenue recognition under the new standard is related to our stocking orders. Under the current standard, we defer substantially all of the licensing revenue associated with stocking orders until delivery to the end user. Under the new standard, substantially all licensing revenue from stocking orders will be recognized at the time the licenses are delivered to our customers, who are generally resellers or distributors. Based upon our agreements with our customers, we believe that under the new standard, the ownership rights and rewards of the software licenses have been transferred. Due to this change, we anticipate that we will record substantially all of our deferred licensing revenue to retained earnings under the modified retrospective approach in Q1 2018.

As a result of the adoption of ASU NO. 2014-09 we expect our annual and quarterly revenues to be subject to greater variability.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of hopTo Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of hopTo Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Company Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Macias Gini & O’Connell LLP

We have served as the Company’s auditor since 2008.

Sacramento, California

April 17, 2018

hopTo Inc.

Consolidated Balance Sheets

	As of December 31,
	2017	2016
Assets
Current Assets:
Cash	$1,015,400	$546,200
Accounts receivable, net of allowance for doubtful accounts of $7,800 and $7,700, respectively	426,800	355,300
Prepaid expenses and other current assets	112,900	38,700
Total Current Assets	1,555,100	940,200

Property and equipment, net	30,800	143,300
Other assets	17,800	109,000
Total Assets	$1,603,700	$1,192,500

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$251,700	$575,500
Accrued expenses	107,700	87,400
Accrued wages	275,700	312,900
Deferred rent	74,100	24,100
Capital lease	—	6,800
Deposit liability	93,500	—
Deferred revenue	1,845,100	1,759,000
Other current liabilities	855,100	571,100
Total Current Liabilities	3,502,900	3,336,800

Long Term Liabilities:
Deferred revenue	1,409,700	1,694,600
Deposit liability	—	81,400
Deferred rent	—	2,600
Total Liabilities	4,912,600	5,115,400

Commitments and contingencies (Note 12)

Shareholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,804,400 shares issued and outstanding, respectively	$14,700	$14,700
Additional paid-in capital	78,525,600	78,512,200
Accumulated deficit	(81,849,200)	(82,449,800)
Total Shareholders’ Deficit	(3,308,900)	(3,922,900)
Total Liabilities and Shareholders’ Deficit	$1,603,700	$1,192,500

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2017	2016
Revenue
Software licenses	$1,530,800	$1,446,600
Software service fees	2,297,700	2,413,700
Other	61,000	141,000
Total Revenue	3,889,500	4,001,300

Cost of Revenue
Software service costs	57,000	109,100
Software product costs	11,300	38,000
Write-down of capitalized software development costs	—	15,500
Total Cost of Revenue	68,300	162,600

Gross Profit	3,821,200	3,838,700

Operating Expenses
Selling and marketing	355,300	774,400
General and administrative	1,558,400	2,759,200
Research and development	1,500,100	2,187,900
Total Operating Expenses	3,413,800	5,721,500

Profit / (loss) from Operations	407,400	(1,882,800)

Other Income (Expense)
Change in fair value of warrants liability	—	29,300
Interest and other income	197,000	3,700
Interest and other expense	(500)	(300)
Total Other Income (Expense)	196,500	32,700
Profit / (loss) from operations before provision for income tax	603,900	(1,850,100)
Provision for income tax	3,300	2,800

Net Income / (Loss)	$600,600	$(1,852,900)
Earnings / (loss) per share – basic and diluted	$0.06	$(0.19)
Weighted Average Common Shares Outstanding – Basic and Diluted	9,804,400	9,770,076

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

	For the Years Ended December 31,
	2017	2016
Preferred stock - shares outstanding
Beginning balance	—	—
Ending balance	—	—
Common stock - shares outstanding
Beginning balance	9,804,462	9,731,233
Employee stock option issuances	—	1,800
Reconciling variance	(62)	—
Vesting of restricted stock awards	—	71,429
Ending balance	9,804,400	9,804,462
Common stock – amount
Beginning balance	$14,700	$14,600
Vesting of restricted stock awards	—	100

Ending balance	$14,700	$14,700
Additional paid-in capital
Beginning balance	$78,512,200	$78,189,300
Stock-based compensation expense	13,400	324,400
Company payment of employee taxes for stock-based compensation	—	(2,700)
Proceeds from exercise of employee stock options	—	1,500
Other rounding	—	(300)
Ending balance	$78,525,600	$78,512,200
Accumulated deficit
Beginning balance	$(82,449,800)	$(80,596,900)
Net Income (Loss)	600,600	(1,852,900)
Ending balance	$(81,849,200)	$(82,449,800)

Total Shareholders’ Deficit	$(3,308,900)	$(3,922,900)

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements Of Cash Flows

	For the Years Ended December 31,
	2017	2016
Cash Flows Provided By (Used In) Operating Activities:
Net profit / (loss)	$600,600	$(1,852,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,200	94,600
Write-down of capitalized software development costs	-	15,500
Stock based compensation expense	13,400	324,400
Company payments of employee taxes for stock-based compensation	-	(2,700)
Revenue deferred to future periods	2,752,600	2,944,800
Recognition of deferred revenue	(2,951,400)	(3,424,000)
Change in allowance for doubtful accounts	100	(9,600)
Change in fair value of derivative instruments - warrants	-	(29,300)
Accretion of warrants liability for consulting services	-	(2,300)
Loss /(gain) on disposal of fixed assets	60,400	(3,300)
Loss on sublease	63,100	-
Net gain on sale of patents	(320,000)	-
Interest accrued for capital lease	200	800
Changes in severance liability	-	(5,900)
Changes in deferred rent	(15,700)	(21,000)
Changes in operating assets and liabilities:
Accounts receivable	(71,600)	89,200
Prepaid expenses and other current assets	(74,200)	100,500
Other assets (LT)	91,200	-
Accounts payable	(323,800)	190,300
Accrued expenses	20,300	17,700
Accrued wages	(37,200)	(244,400)
Deposit liability	12,100	-
Other current liabilities	284,000	571,100
Net Cash Provided By (Used In) Operating Activities	155,300	(1,246,500)
Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of fixed assets	900	23,300
Proceeds from sale of patents	320,000	-
Net Cash Provided By Investing Activities	320,900	23,300
Cash Flows Provided By (Used In) Financing Activities:
Proceeds from exercise of employee stock options	-	1,500
Payments for capital lease	(7,000)	(9,400)
Net Cash Used In Financing Activities	(7,000)	(7,900)
Net Increase/ (Decrease) in Cash	469,200	(1,231,100)
Cash, beginning of year	546,200	1,777,300
Cash, end of year	$1,015,400	$546,200

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1. Basis of Presentation

The Company. Our Board of Directors adopted an amendment to our Certificate of Incorporation changing our name from GraphOn Corporation to hopTo Inc. effective September 9, 2013. A Certificate of Amendment of Incorporation was filed with the Delaware Secretary of State implementing the name change. The amendment had been previously approved by our stockholders. Our headquarters are in Concord, NH.

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

Since 2012 we have also been developing several products in the field of software productivity for mobile devices such as tablets and smartphones, which have been marketed under the hopTo brand. The hopTo products were originally marketed to consumers and were later also marketed to small and medium sized businesses and enterprise level customers under the name hopTo Work. hopTo Work allows customers to instantly transform their legacy applications to become touch friendly on modern mobile devices. During 2016, we also worked to integrate hopTo Work with certain software products offered by Citrix Systems.

As of Q4 2016, we have effectively ceased all of our sales, marketing and R&D efforts for the hopTo products, and at this time we do not expect any meaningful revenues from these products in the foreseeable future.

We continue to own all hopTo-related IP including source-code, related patents, and the relevant trademarks, other than seven patents we sold to Salesforce.com in 2017. We continue to believe that we may be able to extract value from these assets and are currently working to do so at this time.

Over the years, the Company has also made significant investments in intellectual property (“IP”). It has filed many patents designed to protect the new technologies embedded in hopTo. As of March 31, 2018, 53 patents have been granted by the USPTO. Due to financial constraints on our operations, we have suspended patent prosecution activity other than to pay maintenance or issuance fees for patents already approved by USPTO.

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

2. Significant Accounting Policies

Basis of Presentation and Use of Estimates. The consolidated financial statements include the accounts of hopTo Inc. and its subsidiaries (collectively, “we”, “us”, “our”, or “Company”); significant intercompany accounts and transactions are eliminated upon consolidation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives of property of equipment, valuation and amortization of intangible assets (including capitalized software); depreciation of long-lived assets; valuation of warrants; post-employment benefits; and accruals for liabilities and taxes. While the Company believes that such estimates are fair, actual results could differ materially from those estimates.

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

Software Development Costs. Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company did not capitalize any software development costs during 2017 or 2016. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value (see Note 3).

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

For the years ended December 31, 2016 and 2017, software license revenues were recognized when:

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

Effective January 1, 2018, ASC 606, Revenue from Contracts with Customers, changed the recognition of revenue standards for reporting periods beginning after December 31, 2017.

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Subsequently FASB has released several updates to ASU 2014-09 including ASU 2016- 20, ASU 2016-12, ASU-2016-10, ASU-2016-08, and ASU-2015-14. The effective date for ASU 2014-09 is January 1, 2018. The new standard supersedes nearly all existing revenue recognition standards. The Company expects to adopt this standard using the modified retrospective approach. The Company has substantially completed its assessment of the new standard, but is continuing to assess potential impacts primarily related to upgrade rights held by a limited number of customers. We believe the most significant change to the timing and amount of revenue recognition under the new standard is related to our stocking orders. Under the current standard, we defer substantially all of the licensing revenue associated with stocking orders until delivery to the end user. Under the new standard, substantially all licensing revenue from stocking orders will be recognized at the time the licenses are delivered to our customers, who are generally resellers or distributors. Based upon our agreements with our customers, we believe that under the new standard, the ownership rights and rewards of the software licenses have been transferred. Due to this change, we anticipate that we will record substantially all of our deferred licensing revenue to retained earnings under the modified retrospective approach in Q1 2018.

As a result of the adoption of ASU NO. 2014-09 we expect our annual and quarterly revenues to be subject to greater variability.

Revenue is recognized from maintenance contracts ratably over the related contract period, which generally ranges from one to five years.

All of the Company’s software licenses are denominated in U.S. dollars.

Deferred Rent. The leases for both of the Company’s subleased former offices in Campbell, California contain free rent and predetermined fixed escalations in our minimum rent payments (See Notes 7 and 12). Rent expense related to these leases is recognized on a straight-line basis over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases is recorded as part of deferred rent in current or long-term liabilities, as appropriate. The monthly rent payments due to the Company for the sublease of the office at 1919 S. Bascom Avenue fully offsets the rent payments due under the Company’s lease for that space.

Incentives received upon entering into the lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. The unamortized portion of these incentives are recorded as a part of deferred rent in current or long-term liabilities, as appropriate.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. Such allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. The following table illustrates the details of the Allowance for Doubtful Accounts for the years ended December 31, 2017 and 2016:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2017	$7,700	$—	$—	$100	$7,800
2016	$17,300	$(3,700)	$—	$(5,900)	$7,700

Income Taxes. In accordance with FASB ASC 740-10-05, “Income Taxes,” the Company performed a comprehensive review of uncertain tax positions as of December 31, 2017. In this regard, an uncertain tax position represents the expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

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

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amount for the payment of interest or penalties related to any uncertain tax positions at either December 31, 2017 or 2016, as its review of such positions indicated that such potential positions were minimal.

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

As of December 31, 2017 and 2016, the Company did not have any Warrants Liability reported.

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

Long-Lived Assets. Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever the Company has committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate. Assets to be held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During 2017 and 2016, we determined that there was an impairment of $0 and $15,500, respectively, associated with certain capitalized software development expense (see Note 3).

Loss Contingencies. The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted. No such loss contingency was recorded during the years ended December 31, 2017 and 2016.

Stock-Based Compensation. The Company applies the fair value recognition provisions of FASB ASC 718-10, “Compensation – Stock Compensation.”

Valuation and Expense Information Under FASB ASC 718-10

The Company recorded stock-based compensation expense of $13,400 and $324,400 in the years ended December 31, 2017 and 2016, respectively. No expense was capitalized related to software development. As required by FASB ASC 718-10, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

During 2016, we awarded 35,000 shares of restricted common stock to seven members of our board of advisors. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For these awards, such fair market value was $1.65 per share. These shares were canceled in the three month period ended September 2016.

For stock options granted, the Company set the exercise price equal to the closing fair market value of the Company’s common stock as of the grant date. No options were issued during the years ended December 31 2017 and 2016.

The following table illustrates the non-cash stock-based compensation expense recorded during the years ended December 31, 2017 and 2016 by income statement classification:

	2017	2016
Cost of revenue	$100	$5,600
Selling and marketing expense	200	69,200
General and administrative expense	13,000	156,000
Research and development expense	100	93,600
	$13,400	$324,400

Estimated compensation expense is based on the estimated fair value of each option granted on the date of grant using a binomial model, using the estimated annualized forfeiture rate based on an analysis of historical data and considered the impact of events such as work force reductions we carried out in previous years. The expected term of our stock-based awards was based on historical award holder exercise patterns and considered the market performance of our common stock and other items. The estimated exercise factor was based on an analysis of historical data; historical exercise patterns; and a comparison of historical and current share prices. The approximate risk free interest rate was based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to our expected term on our stock-based awards.

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

Earnings Per Share of Common Stock. FASB ASC 260-10, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and unreleased (unvested) restricted stock awards in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the year ended December 31, 2017 and 2016, 1,153,287 and 1,382,841, respectively, common shares equivalents were excluded in the computation of diluted earnings per share since its effect would be antidilutive.

Comprehensive Loss. FASB ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. The individual components of comprehensive income (loss) are reflected in the consolidated statement of operations. For the years ended December 31, 2017 and 2016, there were no changes in equity (net assets) from non-owner sources.

Recent Accounting Pronouncements.

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Subsequently FASB has released several updates to ASU 2014-09 including ASU 2017-17, ASU 2017-13, ASU 2016- 20, ASU 2016-12, ASU-2016-10, ASU-2016-08, and ASU-2015-14. The effective date for ASU 2014-09 is January 1, 2018. See discussion of the impact of this new standard in the Revenue Recognition section of this note above.

3. Capitalized Software Development Costs

As of December 31, 2017 and 2016, the Company’s total capitalized software development costs of $490,440 were fully amortized. There was no amortization expense in either 2017 or 2016.

During 2017 and 2016, we did not capitalize any software development costs associated with hopTo. Such costs were the cost of licenses to third party software used by hopTo.

Amortization of capitalized software development costs is a component of costs of revenue. Capitalized software development costs amortization aggregated $0 and $5,400 during the years ended December 31, 2017 and 2016, respectively.

During 2017 and 2016, we determined that an impairment of $0 and $15,500, respectively, existed with certain capitalized software development costs associated with our hopTo consumer product and recognized that cost as part of cost of revenue.

4. Property and Equipment

Property and equipment as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Equipment	$184,600	$258,700
Furniture & fixture	3,600	190,600
Leasehold improvements	167,600	167,600
	355,800	616,900
Less: accumulated depreciation and amortization	325,000	473,600
	$30,800	$143,300

Aggregate property and equipment depreciation expense for the years ended December 31, 2017 and 2016 was $51,200 and $89,200 respectively. During 2017 and 2016, we did not capitalize any property and equipment. During 2017, we retired equipment with costs of $74,100 and furniture and fixtures with costs of $187,000. During 2016, we retired equipment with costs of $55,000 and furniture and fixtures with costs of $43,300. The $261,100 and $98,300 total in assets retired in 2017 and 2016, respectively, had total remaining book value of $61,300 and $20,000.

5. Accrued Expenses

Accrued expenses as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Consulting services	$20,500	$35,000
Franchise tax	900	1,500
Software and subscription fees	100	2,300
Board of director fees	64,000	23,000
Royalty fees	5,400	10,800
Other	16,800	14,800
	$107,700	$87,400

6. Severance Liability

In August of 2015 we agreed to provide a terminated employee a lump sum payment $15,000 and six months of medical coverage payments which ended on March 2, 2016. As of December 31, 2017 and 2016, the Company had no outstanding severance liability.

7. Deferred Rent

The leases for both of the Company’s subleased former offices in Campbell, California contain free rent and predetermined fixed escalations in our minimum rent payments. Rent expense related to these leases is recognized on a straight-line basis over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases is recorded as part of deferred rent in current or long-term liabilities, as appropriate. The monthly rent payments due to the Company for the sublease of the office at 1919 S. Bascom Avenue fully offset the rent payments due under the Company’s lease for that space. The monthly rent payments due to the Company for the sublease of the office at 51 East Campbell Avenue will offset approximately 62% of the monthly rent payments due to the landlord under the Company’s lease for that space. During the three-month period ended September 30, 2017, the Company recorded a loss of $62,900 representing the total of the shortfall of monthly rent payments over the life of this sublease. As of December 31, 2017, $13,800 remains on the balance sheet as a lease liability to be amortized over the remaining 10 months of the sublease.

Incentives that we received upon entering into the S. Bascom Avenue lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. We record the unamortized portion of these incentives as a part of deferred rent in current or long-term liabilities, as appropriate.

As of December 31, 2017 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Lease liability - ST	$13,800	$—	$13,800
Deferred rent expense	27,200	—	27,200
Deferred rent benefit	33,100	—	33,100
	$74,100	$—	$74,100

As of December 31, 2016 deferred rent was:

Component	Current Liabilities	Long-Term Liabilities	Total
Deferred rent expense	$(15,600)	$(30,500)	$(46,100)
Deferred rent benefit	39,700	33,100	72,800
	$24,100	$2,600	$26,700

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

Under certain conditions of the SPA that were to expire no later than January 7, 2015, we could have been required to issue a variable number of additional warrants to the investors at a below-market value exercise price. Accordingly, we have concluded that the warrants issued to the investors are not indexed to our common stock; therefore, the fair value of these warrants had been recorded as a liability of $1,356,000 on January 7, 2014 on our Balance Sheet. Since these conditions did not occur as of January 7, 2015, we have reclassified the warrant from liability to equity.

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

The following tables reconcile the number of warrants outstanding for the periods indicated:

	For the Year Ended December 31, 2017
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2014 Transaction	376,667	—	—	—	376,667
Exercise Agreement	300,000	—	—	—	300,000
Consultant Warrant	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	698,119	—	—	—	698,119

	For the Year Ended December 31, 2016
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2011 Transaction	686,833	—	—	(686,833)	—
2014 Transaction	376,667	—	—	—	376,667
ipCapital	26,667	—	—	(26,667)	—
Exercise Agreement	300,000	—	—	—	300,000
Consultant Warrant	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	1,411,619	—	—	(713,500)	698,119

9. Stockholders’ Equity

Common Stock

The Company did not issue any stock or pay any dividends during the years ended December 31, 2017 and 2016. During 2016, we awarded 35,000 shares of restricted common stock to seven members of our board of advisors. The valuation of the restricted common stock awards was based on the closing fair market value of our common stock on the grant date. For the awards made to board of advisors, such fair market value was $1.65 per share. These shares were canceled in the three-month period ended September 2016 and we did not recognize additional stock compensation expense on the unvested awards upon cancellation.

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

During the years ended December 31, 2017 and 2016, no options were granted under the 12 Plan. There were 35,000 shares of restricted common stock, with a weighted average grant date fair value of $1.65, granted, no options had been exercised and 404,926 shares of common stock remained available for issuance under the 12 Plan.

No options previously issued under the 12 Plan were exercised during the years ended December 31, 2017 and December 31, 2016.

Inactive Plans

The following table summarizes options outstanding as of December 31, 2017 and 2016 that were granted from stock based compensation plans that are inactive. As of December 31, 2017 no options can be granted under these plans.

		Options Outstanding
	Year	Beginning of Year	Granted	Exercised	Cancelled	End of Year
2008 Stock Option Plan	2017	380,611	—	—	(186,666)	193,945
2005 Equity Incentive Plan	2017	7,666	—	—	(6,999)	667
Supplemental Stock Option Agreement	2017	333	—	—	(333)	—
		388,610	—	—	(193,998)	194,612

2008 Stock Option Plan	2016	395,545	—	(1,800)	(13,134)	380,611
2005 Equity Incentive Plan	2016	14,000	—	—	(6,334)	7,666
Supplemental Stock Option Agreement	2016	333	—	—	—	333
		409,878	—	(1,800)	(19,468)	388,610

Summary – All Plans

A summary of the status of all of the options outstanding under all of the Company’s stock option plans, and non-plan grants to consultants, as of December 31, 2017 and 2016, and changes during the years then ended, is presented in the following table:

	2017			2016
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price
Beginning	684,722		$2.64	705,990	$2.63
Granted	—		$—	—	$—
Exercised	—		$—	(1,800)	$0.81
Forfeited or expired	(369,555)	$		(19,468)	$2.74
Ending	315,167		$2.46	684,722	$2.64
Exercisable at year-end	315,167		$2.46	684,722	$2.64
Vested or expected to vest at year-end	315,167		$2.46	684,571	$2.64
Weighted average fair value of options granted during the period					$2.64

As of December 31, 2017 and 2016, of the options exercisable, 315,167 and 684,571 were vested, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2017:

	Options Outstanding
Range of Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Outstanding/Exercise Price
$0.75-$1.80	99,843	3.19	$1.38
$1.83-$2.40	23,334	6.85	$2.28
$2.49-$2.54	31,112	7.93	$2.54
$2.55-$3.00	74,001	5.07	$2.71
$3.01-$3.30	37,602	4.81	$3.08
$3.31-$3.45	33,749	4.81	$3.45
$3.46-$4.20	13,333	4.69	$4.20
$4.21-$6.88	2,193	3.85	$6.38
$0.75-$6.88	315,167	4.02	$2.46

As of December 31, 2017, there were outstanding options to purchase 315,167 shares of common stock with a weighted average exercise price of $2.46 per share, a weighted average remaining contractual term of 4 years and an aggregate intrinsic value of $0. All of the options outstanding as of December 31, are fully vested and 0 were estimated to be forfeited or to expire in future periods.

As of December 31, 2017, there was no unrecognized compensation cost, net of estimated forfeitures, related to unvested options.

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

During the year ended 2016, we accelerated and released all of the remaining employee unvested restricted award shares and there was no unreleased restricted stock awards as of December 31, 2017 and 2016.

As of December 31, 2017, there was $0 of total unrecognized compensation cost, net of estimated forfeitures, related to unreleased restricted stock awards.

10. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2017 and 2016 consisted of the following:

	2017	2016
Current
Federal	$—	$—
State	—	—
Foreign	3,300	2,800
	$3,300	$2,800
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$3,300	$2,800

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 34% for the years ended December 31, 2017 and 2016:

	2017	2016
Federal income tax (benefit) at statutory rate	$205,300	$(629,000)
State income tax (benefit) at statutory rate	800	(3,700)
Foreign tax rate differential	(600)	(300)
IRC 965 Subpart F Income	21,000	—
Compensation from exercise of non-qualified stock options and restricted stock awards	—	2,100
SBC – NQ cancellations	235,900	163,100
Change in valuation allowance	(439,700)	434,000
Warrant liability	—	(10,000)
Meals and entertainment (50%)	700	2,500
Tax rate changes	—	(800)
Other items	(20,100)	44,900
Provision (benefit) for income tax	$3,300	$2,800

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2017 and 2016:

	2017	2016
Net operating loss carryforwards	$13,566,000	$21,808,000
Tax credit carryforwards	1,047,000	1,047,000
Compensation expense – non-qualified stock options	238,000	620,000
Deferred revenue and maintenance service contracts	691,000	1,181,000
Reserves and other	108,000	73,000
Total deferred tax assets	15,650,000	24,729,000
Deferred tax liability – depreciation, amortization and capitalized software	(7,000)	(7,000)
Net deferred tax asset	15,643,000	24,722,000
Valuation allowance	(15,643,000)	(24,722,000)
Net deferred tax asset	$—	$—

For financial reporting purposes, with the exception of the year ended December 31, 2017, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2017 and 2016. The net change in the valuation allowance was $9,079,000 and $(434,000) for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017, the Company had approximately $62.3 million of federal net operating loss carryforwards and approximately $6.9 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carryforwards will begin to expire in 2018 and the California state loss carry forwards began to expire in 2015. During the year ended December 31, 2017, the Company utilized $193,376 federal and no California net operating losses. Under the Tax Reform Act of 1986, the amounts of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period.

At December 31, 2017, the Company had approximately $1 million of federal research and development tax credits that will begin to expire in 2018.

11. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2017, the Company had approximately $765,400 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2016, the Company had approximately $330,400 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2017 and December 31, 2016, the Company considered the following to be its most significant customers:

	2017		2016
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
Centric Systems	6.9%	12.6%	5.0%	11.5%
Elosoft	16.9%	56.2%	11.0%	18.8%
IDS	5.5%	0.0%	3.6%	0.0%
Uniface	6.5%	0.8%	6.1%	10.9%

Total	35.80%	69.60%	25.7%	41.2%

The Company performs credit evaluations of customers’ financial condition whenever necessary, and does not require cash collateral or other security to support customer receivables.

12. Commitments and Contingencies

Operating Leases.

The leases for both of the Company’s subleased former offices in Campbell, California contain free rent and predetermined fixed escalations in our minimum rent payments. Rent expense related to these leases is recognized on a straight-line basis over the terms of the leases. Any difference between the straight-line rent amounts and amounts payable under the leases is recorded as part of deferred rent in current or long-term liabilities, as appropriate. The monthly rent payments due to the Company for the sublease of the office at 1919 S. Bascom Avenue fully offset the rent payments due under the Company’s lease for that space. The monthly rent payments due to the Company for the sublease of the office at 51 East Campbell Avenue will offset approximately 62% of the monthly rent payments due to the landlord under the Company’s lease for that space. During the three-month period ended September 30, 2017, the Company recorded a loss of $62,900 representing the total of the shortfall of monthly rent payments over the life of this sublease. As of December 31, 2017, $13,800 remains on the balance sheet as a lease liability to be amortized over the remaining 12 months of the sublease.

Incentives that we received upon entering into the S. Bascom Avenue lease agreement are recognized on a straight-line basis as a reduction to rent over the term of the lease. We record the unamortized portion of these incentives as a part of deferred rent in current or long-term liabilities, as appropriate.

The following table sets forth the net minimum lease payments we will be required to make throughout the remainder of these leases:

Year ended December 31, 2017

	Lease Payments	Sublease Receipts	Total
2018	475,400	(461,600)	13,800

Rent expense aggregated approximately $67,600 and $141,700 for the years ended December 31, 2017 and 2016, respectively.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2017.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2017.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will operate substantially as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties and has no liabilities recorded for these agreements as of December 31, 2017.

During the year ended December 31, 2017 and 2016, we reported non-cash expense of $284,000 and $571,100, respectively, related to potential liquidated damages resulting from delays in filing registration statements for shares and shares underlying warrants for certain private placements that the Company closed in prior periods. While we believe that the applicable agreements, in most cases, provide exceptions or defenses to liquidated damages that may result in the reduction or non-payment of such damages, we have chosen to accrue to the full extent potentially required by the registration rights agreements that contained liquidated damages provisions due to uncertainty of such matters. The potential liquidated damages is reported as other current liabilities on the consolidated balance sheet and as a component of general and administrative expense on the consolidated statements of operations.

During the three-month period ended September 30, 2016, our CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salaries beginning September 1, 2016 until such time as the Company can reasonably pay such compensation, upon approval by the board of directors. In the fourth quarter of 2017, the Company paid out $63,000 to CEO and $32,800 to CFO. During the year ended December 31, 2017, total deferred salaries remaining for the CEO and CFO was $63,000 and $32,800, respectively. There is currently no definitive schedule for the remaining portion of the accrued payments although the Company remains obligated to pay these amounts and intends to do so in the near future, subject to liquidity requirements. The deferred salaries are recorded as a component of accounts payable and accrued expenses on the consolidated balance sheet.

Employment Agreement – Eldad Eilam

On August 21, 2013, our Board of Directors and Compensation Committee approved a new employment agreement for Eldad Eilam, our President and Chief Executive Officer. Under the employment agreement, Mr. Eilam received an annual base salary of $275,000 and was eligible for a performance-based bonus in the discretion of our Compensation Committee. The employment agreement included other elements related to restricted shares, stock options and insurance. Mr. Eilam resigned as our President and CEO on July 28, 2017 and this agreement is no longer in effect.

During the three month period ended September 30, 2016, Mr. Eilam voluntarily agreed with our board of directors to defer 50% of his salary beginning September 1, 2016. On October 25, 2017, the board of directors of the Company determined that the financial status of the Company had improved and accordingly, determined that it was reasonable for the Company to pay 50% of this deferred salary and such payments were made to the CFO and CEO on October 30, 2017.

13. Employee 401(k) Plan

In December 1998, the Company adopted a 401(k) Plan (the “Plan”), to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2017 and 2016, the Company contributed a total of approximately $0 and $39,100, to the Plan, respectively.

14. Supplemental Disclosure of Cash Flow Information

The following table presents supplemental disclosure information for the statements of cash flows for the years ended December 31, 2017 and 2016:

	2017	2016
Cash Paid:
Income Taxes (1)	$3,500	$2,900
Interest	—	—

(1)	All such disbursements were for the payment of foreign income taxes.

During 2017 and 2016, we incurred $0 and $15,500, respectively, of impairment loss from writing down certain capitalized software development cost that were associated with our consumer products.

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

For the years ended December 31, 2017 and 2016, there were no services performed, additional charges incurred or payments made to ipCapital under the agreement.

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

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock; thus, we will accrete the fair value of the warrant as a liability over the anticipated service period. Additionally, in accordance with the liability method of accounting, we will re-measure the fair value of the then-outstanding warrant at each future balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 8) We recognized $0 and $(2,300) as a component of general and administrative expense during the years ended December 31, 2017 and 2016, respectively, resulting from the change in fair value.

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

Revenue by country for the years ended December 31, 2017 and 2016 was as follows:

	Years Ended December 31,
Revenue by Country	2017	2016
United States	$1,239,300	$1,554,800
Brazil	758,000	606,600
Other Countries	1,892,200	1,839,900
Total	$3,889,500	$4,001,300

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

The following table sets forth certain information regarding those individuals currently serving as our directors and executive officers as of March 31, 2018:

Name	Age	Position
Jean-Louis Casabonne	60	Interim Chief Executive Officer, Chief Financial Officer, Secretary
Michael A. Brochu (2,3)	63	Director
John Cronin (1,2,3)	63	Director
Eldad Eilam (3)	40	Director

(1)	Chairman of Board and Chairman of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Audit Committee

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

Eldad Eilam has been a member of our Board since March 2012 and previously served as our Chief Executive Officer from August 2012 through July 2017 and as our President from January 2012 through July 2017. Mr. Eilam currently is Senior Software Engineering Manager for Apple Inc. Previously, Mr. Eilam served as our Acting Chief Executive Officer between March 2012 and April 2012, as our Interim Chief Executive Officer between April 2012 and August 2012, as our Chief Operating Officer from January 2012 to August 2012, and as our Chief Technology Officer from July 2011 to January 2012. In 2004, Mr. Eilam founded Elgix, Limited, a consulting firm to the high-tech industry, and served as its initial president until his appointment as our Chief Technology Officer. From July 2006 to March 2009, Mr. Eilam was president of GraphOn Research Labs, Limited, our Israeli subsidiary. From April 2009 to July 2011, in his role as President of Elgix, Limited, Mr. Eilam served as a consultant to the high-tech industry, including as a consultant to us since June 2010. Mr. Eilam is a technology expert in the Windows operating system, mobile user interfaces and advanced software technology development, and is the author of the book Reversing: Secrets of Reverse Engineering. Our Board has determined that Mr. Eilam is qualified to serve on our Board because of his experience advising high-tech companies at similar stages of development as our Company, and his technological expertise in the Windows operating system and mobile user interfaces.

Executive Officers

Jean-Louis Casabonne has served as our Chief Financial Officer since May 2014, as our Secretary since May 2014 and as our Interim Chief Executive Officer since August 2017. Since July of 2017 he has served on a part-time basis. Mr. Casabonne is currently the Chief Financial Officer of Kobie Marketing, Inc., a privately held technology company since July 2017. Previously from 2002 to 2011, Mr. Casabonne has served as the Chief Financial Officer of Quova, Inc., a venture backed company which he guided to profitability prior to its successful sale to Neustar, Inc. (NYSE:NSR). Following the sale of Quova to Neustar, Mr. Casabonne continued with Neustar from 2011 to 2014 as a strategic evangelist and director of business development managing strategic relationships with key partners. From 1996 to 2002, Mr. Casabonne was a founder and controller for Inxight Software, a spin-out from Xerox Corporation. He became CFO and VP of Operations for Inxight in 1999, managing finance, administration, legal affairs, information technology and customer support. From 1992 to 1996, Mr. Casabonne served in a number of senior financial positions for Xerox Corporation’s XSoft Division. Mr. Casabonne received his MBA and BS from Santa Clara University.

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

Based solely on a review of copies of reports filed with the SEC and submitted to us and on written representations by certain of our directors and executive officers, we believe that all of our directors and executive officers complied on a timely basis during the fiscal year ended December 31, 2017 with the reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have a code of ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Our code of ethics is made available at our website at: http://hopto.com/investors/corp-governance (click “Corporate Governance” and then click “Code of Conduct”).

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

Audit Committee

The current members of our Audit Committee are John Cronin (Chairman), Michael Brochu and Eldad Eilam. Our Audit Committee held four meetings during 2017. Our Board determined that each of our Audit Committee members is “independent” for audit committee purposes under the Nasdaq and SEC definitions, except that Mr. Eilam would not be considered independent under the Nasdaq independence rules due to the fact that he served as our CEO within the last 3 years. Nasdaq’s rules require 3 independent directors on the Audit Committee; therefore, due to Mr. Eilam’s status as a prior officer, the Audit Committee of the Company would not meet the Nasdaq rules. The Board has determined that none of the Audit Committee members can be classified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Board believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such director candidates.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation we paid to our executive officers for the fiscal years ended December 31, 2017 and 2016:

Name and Principal Position	Year	Salary $		Bonus $	Stock Awards $	Option Awards $	All Other Compensation $		Total $
Eldad Eilam, (1)	2017	179,366	(5)	—	—	—	916	(3)	180,282
CEO, President	2016	275,000	(5)	—	—	—	3,470	(3)	278,470
Jean-Louis Casabonne (2)	2017	163,662	(5)	—	—	—	903	(4)	164,565
Interim CEO, CFO, Secretary	2016	225,000	(5)	—	—	—	2,903	(4)	227,903

(1)	Mr. Eilam served as our President since January 2012 and as our Acting Chief Executive Officer between March 2012 and April 2012 when he was appointed Interim Chief Executive Officer. Mr. Eilam became Chief Executive Officer on August 15, 2012. Mr. Eilam served as our Chief Operating Officer from January 2012 to April 2012 and as our Chief Technology Officer from July 2011 to January 2012. Mr. Eilam resigned as our President and CEO in July 2017. He continues to serve as a member of our board of directors.

(2)	Mr. Casabonne was hired and appointed Chief Financial Officer on May 3, 2014. Since August 2017 he has served as our interim Chief Executive Officer.

(3)	Represents group life insurance premiums ($1,470 in 2016 and $916 in 2017), and our contribution to the 401(k) plan ($2,000 in 2016 and $0 in 2017).

(4)	Represents group life insurance premiums ($903 in each of 2016 and 2017), and our contribution to the 401(k) plan ($2,000 in 2016 and $0 in 2017).

(5)	During the three month period ended September 30, 2016, Messrs. Eilam and Casabonne voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors. The 2016 salary for Mr. Eilam and Mr. Casabonne includes deferred salary of $46,011 and $37,644, respectively. The 2017 salary for Mr. Eilam and Mr. Casabonne includes deferred salary of $80,208 and $28,125, respectively. (See Note 12 to the consolidated financial statements).

Mr. Casabonne has been employed since May, 2014 and continues to be employed on an at-will, part time, basis. Mr. Casabonne will receive an annual base salary of $225,000 and is eligible for an annual performance-based bonus up to 30% of his annual base salary that is based on goals and achievements mutually set by Mr. Casabonne and management. In 2014, Mr. Casabonne was awarded equity compensation equivalent to 66,667 shares of hopTo Inc. common stock.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at December 31, 2017
	Option Awards
Name	Number of Underlying Securities (1)		Number of Underlying Securities unvested	Number of Underlying Securities unearned	Option Exercise Price $	Option Expiration Date
Jean-Louis Casabonne	57,911	(2)	15,108	15,108	1.800	8/04/2025
Interim CEO, CFO, Secretary	—		—	—	—	—

(1)	All options are immediately exercisable upon grant and vest in 33 equal monthly installments beginning in the fourth month after their respective date of grant. We have the right to repurchase exercised unvested options at the exercise price of the respective option upon the optionee’s cessation of service to our Company.

(2)	On August 5, 2015, Mr. Casabonne was granted stock options to purchase 57,911 shares of common stock which vests monthly. This option grant was offered as an exchange for forfeiting 44,445 of unreleased restricted stock award that was originally awarded in May 2014.

Compensation of Directors

During the fiscal year ended December 31, 2017 our non-employee directors were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our Board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a Board committee, and a $1,500 quarterly retainer. As of December 31, 2017, $64,000 of the board fees earned were accrued and not yet paid (see Note 5 to our Notes to Consolidated Financial Statements).

Name	Year	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Michael A. Brochu	2017	$10,000	$—	$—	$10,000
John Cronin	2017	$10,000	$—	$—	$10,000
Eldad Eilam	2017	$6,000	$—	$—	$6,000

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2017, the Compensation Committee was comprised of Michael A. Brochu and John Cronin, each of whom is a non-employee director. See Item 13 for a summary of transactions with entities controlled by Mr. Cronin.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 31, 2018, by (i) each of our directors and nominees; (ii) each person known by us to beneficially own 5% or more of our common stock (based upon review of the most recent Schedule 13D and 13G filings as of March 31, 2018); (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each of the following stockholders is c/o hopTo Inc., 6 Loudon Road, Suite 200, Concord, NH 03301.

Name and Address	Number of Shares of Common Stock Beneficially Owned (1)(2)	Percent of Class (%)
Eldad Eilam	231,194	2.4
Michael A. Brochu (3)	144,791	1.5
John Cronin (3)	82,864	*
Jean-Louis Casabonne (3)	82,525	*

All current executive officers and directors as a group (4 persons)(3)	541,374	5.5
JMI Holdings, LLC (2011 Family Series) (4)	952,604	9.6
David R. Wilmerding, III (5) 2 Hamill Road, Suite 272 Baltimore, MD 21117	938,071	9.4
Jon C. Baker (6) 101 St. Johns Road Baltimore, MD 21210	860,866	8.7
Austin Marxe, David Greenhouse and Adam C. Stettner (7) 527 Madison Avenue, Suite 2600 New York, NY 10022	850,847	8.6
Novelty Capital Partners LP (8) 520 Newport Center Drive, 12th Floor Newport Beach, CA 92660	975,711	9.9

*	Less than 1%.

(1)	As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of March 31, 2018 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
(2)	Percentage ownership of our common stock is based on 9,804,400 shares of common stock outstanding as of March 31, 2018.
(3)	Includes the following shares of common stock issuable upon exercise of outstanding stock options: 57,911 stock options held by Mr. Casabonne; and 62,200 stock options held by each of Messrs. Brochu and Cronin.
(4)	Based solely on information known to us, Charles E. Noell, III, John J. Moores and Bryant W. Burke share voting and dispositive power over these shares by virtue of being members of El Camino Advisors, LLC, the manager of JMI Holdings, LLC (2011 Family Series). JMI Holdings, LLC (2011 Family Series) owns 841,493 shares of our common stock and warrants to purchase 111,111 shares of our common stock.
(5)	Based on information contained in a Schedule 13G/A filed by David Wilmerding on February 1, 2017, and information known to us, Mr. Wilmerding has sole voting and dispositive power with respect to 844,736 shares of our common stock and warrants to purchase 99,999 shares of our common stock.
(6)	Based on information contained in a Schedule 13G/A filed by Jon C. Baker on January 30, 2017, and information known to us, Mr. Baker has sole voting and dispositive power with respect to 777,533 shares of our common stock and warrants to purchase 83,333 shares of our common stock.

(7)	Based solely on information contained in a joint Schedule 13G/A filed by Austin Marxe, David Greenhouse and Adam Stettner on February 13, 2018. Such stockholders share voting and dispositive power over these shares by virtue of being the controlling principals of AWM Investment Company, Inc. (“AWM”), and the members of SST Advisers, L.L.C. (“SST”). AWM acts as investment advisor to each of Special Situations Technology Fund, L.P. (“Tech Fund”) and Special Situations Technology Fund II, L.P. (“Tech Fund II”); SST is the general partner of each of Tech Fund and Tech Fund II. Tech Fund owns 130,426 shares of our common stock and holds warrants to purchase 12,667 shares of our common stock. Tech Fund II owns 628,754 shares of our common stock and holds warrants to purchase 79,000 shares of our common stock.
(8)	Based on information contained in Schedule 13D filed on March 23,2018, by Novelty Capital, LLC, Jonathon R.Skeels as the sole general partner of Novelty Capital has sole voting and dispositive power with respect to 975,711 shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

For the years ended December 31, 2017 and 2016, there were no services performed, additional charges incurred or payments made to ipCapital under the agreement.

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

The exercise price of the warrant issued to ipCapital could be reset to below-market value. Consequently, we have concluded that such warrant is not indexed to our common stock; thus, we will accrete the fair value of the warrant as a liability over the anticipated service period. Additionally, in accordance with the liability method of accounting, we will re-measure the fair value of the then-outstanding warrant at each future balance sheet date and recognize the change in fair value as general and administrative compensation expense. (See Note 8) We recognized $(2,300) and $(18,100) as a component of general and administrative expense during the years ended December 31, 2016 and 2015, respectively, resulting from the change in fair value.

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

Director Independence

Our Board of Directors has determined that each of our non-employee directors (John Cronin and Michael A. Brochu), who collectively constitute a majority of our Board, meets the general independence criteria set forth in the NASDAQ Marketplace rules. As noted above, Mr. Eilam would not be independent under NASDAQ rules due to his status as a prior officer. Our Board has made a subjective determination as to each of the foregoing individuals that no relationships exist (including the relationship with ipCapital, that is described above under “Related-Party Transactions”) that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by Macias Gini & O’Connell LLP for the fiscal years ended December 31, 2017 and 2016 were as follows:

Category	2017	2016
Audit fees	$131,600	$147,500
Audit – related fees	8,000	—
Tax fees	10,000	11,800
All Other fees	—	—
Totals	$149,600	$159,300

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of GraphOn Corporation (19)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of hopTo Inc. (28)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of hopTo Inc. (31)
3.5	Second Amended and Restated Bylaws of Registrant (2)
4.1	Form of certificate evidencing shares of common stock of Registrant (3)
4.2	Form of Warrant issued on September 1, 2011 (4)
4.3	Warrant to Purchase Common Stock, dated October 11, 2011 (5)
4.4	Exercise Agreement, dated June 17, 2013 (including Allonge to 2011 warrants) (20)
4.5	Form of New Warrant issued on June 17, 2013 (20)
4.6	Registration Rights Agreement, dated June 17, 2013 (20)
4.7	Form of Warrant issued on January 7, 2014 (21)
4.8	Registration Rights Agreement, dated January 7, 2014 (21)
4.9	Rights Agreement, dated as of February 16, 2018, by and between hopTo Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (31)
10.1*	Restricted Stock Agreement (1 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.2*	Restricted Stock Agreement (2 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.3*	Restricted Stock Agreement with Christoph Berlin dated August 15, 2012 (15)
10.4*	Restricted Stock Agreement with Robert Dixon dated August 15, 2012 (15)
10.5	Separation Agreement, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.6	Release, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.7	1998 Stock Option/Stock Issuance Plan of Registrant (7)
10.8	Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)
10.9	2005 Equity Incentive Plan (8)
10.10	2008 Equity Incentive Plan, as Amended (9)
10.11*	Employment Agreement, dated August 21, 2013, by and between Registrant and Eldad Eilam (16)
10.12*	Director Severance Plan (11)
10.13*	Key Employee Severance Plan (11)
10.14	Securities Purchase Agreement, dated September 1, 2011 (4)
10.15	Form of Registration Rights Agreement, dated September 1, 2011 (4)
10.16(a)*	Engagement Agreement, dated October 11, 2011, by and between Registrant and ipCapital Group, Inc. (5)
10.16(b)*	First Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 7, 2011 (12)
10.16(c)*	Second Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 14, 2011 (12)
10.16(d)*	Third Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of January 20, 2012 (13)
10.17	First Amendment to Office Lease between Registrant and CA-Pruneyard Limited Partnership, dated as of October 7, 2013 (27)

10.18	Consulting Agreement, dated February 1, 2012, by and between Registrant and Steven Ledger/Tamalpais Partners LLC (22)
10.19	Amendment to Consulting Agreement, by and between Registrant and Steven Ledger/Tamalpais Partners, LLC, dated August 1, 2013 (16)
10.20	Intellectual Property Brokerage Agreement by and between Registrant and ipCapital Licensing Company I, LLC, dated as of February 4, 2013 (17)
10.21*	Consulting Agreement, dated March 29, 2013, by and between Registrant and Gordon Watson (23)
10.22*	Consulting Agreement, dated November 18, 2013, by and between Registrant and ipCreate, Inc. (24)
10.23	Securities Purchase Agreement, dated January 7, 2014 (21)
10.24*	Consulting Agreement, dated March 17, 2014, by and between Registrant and Steven Ledger (25)
10.25	Separation Agreement, dated March 12, 2014, by and between Registrant and Christoph Berlin (25)
10.26	Employment Letter dated April 30, 2014 and executed May 5, 2014 between Registrant and Jean-Louis Casabonne (26)
10.27	Sublease dated August 11, 2015, by and between Registrant and CDNetworks (32)
10.28	Securities Purchase Agreement, dated as of July 24, 2015 (29)
10.29	Registration Rights Agreement, dated as of July 28, 2015 (29)
10.30	Lease Agreement effective October 1, 2015 between the Registrant and Heritage Village Offices (30)
10.31	Patent Purchase Agreement dated October 10, 2017
14.1	Code of Ethics (6)
21.1	Subsidiaries of Registrant
23.1	Consent of Macias Gini & O’Connell LLP
31	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished, not filed)
101	The following financial information from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, (v) Notes to Consolidated Financial Statements (18)

*Management or compensatory plan or arrangement

	(1)	Filed on April 2, 2007 as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated herein by reference. (File number 000-21683)
	(2)	Filed on March 31, 2010 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference. (File number 000-21683)
	(3)	Filed on September 19, 1996 as an exhibit to the Registrant’s Registration Statement on Form S-1 and incorporated herein by reference. (File No. 333-11165)
,	(4)	Filed on September 8, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)
	(5)	Filed on October 13, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)
	(6)	Filed on March 30, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference. (File number 000-21683)
	(7)	Filed on June 23, 2000 as an exhibit to the Registrant’s Registration Statement on Form S-8, and incorporated herein by reference. (File number 333-40174)
	(8)	Filed on November 25, 2005 as an exhibit to the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting, and incorporated herein by reference. (File number 000-21683)

(9)	Filed on September 29, 2011 as an exhibit to the Registrant’s Registration Statement on Form S-8 and incorporated herein by reference. (File No. 333-177069)
(10)	Reserved.
(11)	Filed on November 14, 2011 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference. (File number 000-21683)
(12)	Filed on November 23, 2011 as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, and incorporated herein by reference. (File number 333-177073)
(13)	Filed on February 14, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)
(14)	Filed on May 21, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and incorporated herein by reference. (File number 000-21683)
(15)	Filed on November 14, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly reporting period ended September 30, 2012, and incorporated herein by reference. (File number 000-21683)
(16)	Filed on August 27, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated August 21, 2013, and incorporated herein by reference. (File number 000-21683)
(17)	Filed on February 19, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference. (File number 000-21683)
(18)	Submitted electronically with the original Form 10-K.
(19)	Filed on September 10, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated September 9, 2013, and incorporated herein by reference. (File number 000-21683)
(20)	Filed on June 24, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 17, 2013, and incorporated herein by reference. (File number 000-21683)
(21)	Filed on January 13, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 7, 2014, and incorporated herein by reference. (File number 000-21683)
(22)	Filed on April 16, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference. (File number 000-21683)
(23)	Filed on April 3, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 29, 2013, and incorporated herein by reference. (File number 000-21683)
(24)	Filed on December 12, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated December 11, 2013, and incorporated herein by reference. (File number 000-21683)
(25)	Filed on March 18, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 12, 2014, and incorporated herein by reference. (File number 000-21683)
(26)	Filed on May 12, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 9, 2014, and incorporated herein by reference. (File number 000-21683)
(27)	Filed on March 31, 2014 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference. (File number 000-21683)
(28)	Filed on February 1, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 27, 2016, and incorporated herein by reference. (File number 000-21683)
(29)	Filed on July 30, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, dated July 24, 2015, and incorporated herein by reference. (File number 000-21683)
(30) (31)

Filed on September 10, 2015 as an exhibit to the Registrant’s Registration Statement on Form S-1 and incorporated herein by reference. (File No. 333-206861)

Filed on February 16, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, dated February 16, 2018 and incorporated herein by reference. (File number 000-21683)

(32)	Filed on March 30, 2016 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference. (File number 000-21683)

(c) Financial Statement Schedule

Not applicable for smaller reporting companies.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

April 17, 2018	By:	/s/ Jean-Louis Casabonne
Jean-Louis Casabonne
Interim Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jean-Louis Casabonne	Interim Chief Executive Officer, Chief Financial Officer	April 17, 2018
Jean-Louis Casabonne	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Michael A. Brochu	Director	April 17, 2018
Michael A. Brochu

/s/ John Cronin	Director	April 17, 2018
John Cronin

/s/ Eldad Eilam	Director	April 17, 2018
Eldad Eilam

