Form 10-Q
period 2018-03-31
hopTo Inc.
filed 2018-05-21
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2018, there were issued and outstanding 9,804,400 shares of the registrant’s common stock, par value $0.0001.

hopTo Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash	$1,159,000	$1,015,400
Accounts receivable, net	236,000	426,800
Prepaid expenses	135,200	112,900
Total Current Assets	1,530,200	1,555,100

Property and equipment, net	21,100	30,800
Other assets	17,800	17,800
Total Assets	$1,569,100	$1,603,700

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$720,900	$635,100
Deferred rent	57,100	74,100
Deposit liability	93,500	93,500
Deferred revenue	1,231,200	1,845,100
Other current liabilities	855,100	855,100
Total Current Liabilities	2,957,800	3,502,900

Deferred revenue	571,900	1,409,700
Total Liabilities	3,529,700	4,912,600

Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,804,400 shares issued and outstanding at March 31, 2018 and December 31, 2017	14,700	14,700
Additional paid-in capital	78,525,600	78,525,600
Accumulated deficit	(80,500,900)	(81,849,200)
Total Stockholders’ Equity (Deficit)	(1,960,600)	(3,308,900)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,569,100	$1,603,700

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Net revenue	$822,300	$982,500
Costs of revenue	28,800	18,800
Gross profit	793,500	963,700

Operating expenses:
Selling and marketing	101,600	89,900
General and administrative	305,200	641,100
Research and development	428,500	385,000
Total operating expenses	835,300	1,116,000

Loss from operations	(41,800)	(152,300)

Other income (expense):
Other income (expense), net	(800)	(500)
Loss before provision for tax	(42,600)	(1,52,800)
Provision for tax	1,000	900
Net loss	$(43,600)	$(153,700)

Net loss per share – basic and diluted	$(0.00)	$(0.02)
Weighted average common shares outstanding – basic and diluted	9,804,400	9,804,400

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—
	—	—
Common stock – shares outstanding
Beginning balance	9,804,400	9,804,400

Ending balance	9,804,400	9,804,400

Common stock – amount
Beginning balance	$14,700	$14,700
Ending balance	$14,700	$14,700

Additional paid-in capital
Beginning balance	$78,525,600	$78,512,200
Stock-based compensation expense	—	15,300

Ending balance	$78,525,600	$78,527,500

Accumulated deficit
Beginning balance	$(81,849,200)	$(82,449,800)
Cumulative effect from change of accounting principal	1,391,900	—
Net loss	(43,600)	(153,700)
Ending balance	$(80,500,900)	$(82,603,500)
Total Stockholders’ Deficit	$(1,960,600)	$(4,061,300)

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
Cash Flows Provided By and (Used In) Operating Activities:	(Unaudited)	(Unaudited)
Net Loss	$(43,600)	$(153,700)
Adjustments to reconcile net loss to net cash provided by and (used in) operating activities:
Depreciation and amortization	9,000	18,100
Stock-based compensation expense	—	15,300
Changes to allowance for doubtful accounts	(4,400)	(2,700)
Changes in deferred rent	(17,000)	(5,800)
Interest accrued for capital lease	—	100
Loss /(gain) on disposal of fixed assets	700	600
Changes in operating assets and liabilities:
Accounts receivable	195,200	174,200
Prepaid expenses	(22,300)	3,300
Accounts payable and accrued expenses	85,800	60,300
Revenue deferred to future periods	535,300	558,000
Recognition of deferred revenue	(595,000)	(733,600)
Other current liabilities	—	195,100
Net Cash Provided By Operating Activities	143,600	129,200

Cash Flows Provided By and (Used In ) Financing Activities:
Payment of capital lease	—	(2,300)
Net Cash Used In Financing Activities	—	(2,300)

Net Increase in Cash	143,600	126,900
Cash - Beginning of Period	1,015,400	546,200
Cash - End of Period	$1,159,000	$673,100

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of hopTo Inc. and its subsidiaries (collectively, “we”, “us,” “our” or the “Company”); significant intercompany accounts and transactions are eliminated upon consolidation. The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, such unaudited condensed consolidated financial statements do not include all information and footnote disclosures required in annual financial statements.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017 which was filed with the SEC on April 17, 2018 (“2017 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2018 or any future period.

Certain prior year information has been reclassified to conform to current year presentation.

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

Revenue Recognition

We market and license our products indirectly through channel distributors, independent software vendors (“ISVs”), value-added resellers (“VARs”) (collectively, “resellers”) and directly to hosting service providers, corporate enterprises, governmental and educational institutions and others. Our product licenses are perpetual. We also separately sell intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, as well as other products and services.

Effective January 1, 2018, the Company adopted guidance ASC 606. For further details, see below “Recently Adopted Accounting Pronouncements”.

For the year ended December 31, 2017 including interim periods therein, the Company recognized revenue under ASC 605. Under ASC 605 software license revenues were recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, as typically evidenced in a signed non-cancellable contract, or a customer’s purchase order, and collectability is probable. For additional detail on the Company’s revenue recognition policies in prior periods, please see Note 2 of Notes to Consolidated Financial Statements in the 2017 10-K Report.

The impact of the adoption of ASC 606 is the effect on revenue treatment of certain resellers (“stocking resellers”) who purchase product licenses that they hold in inventory until they are resold to the ultimate end user (an “inventory stocking order”). At the time that a stocking reseller places an inventory stocking order, no product licenses are shipped by us to the stocking reseller; rather, the stocking reseller’s inventory is credited with the number of licenses purchased and the stocking reseller can resell (issue) any number of licenses from their inventory at any time. Upon receipt of an order to issue a license(s) from a stocking reseller’s inventory (a “draw down order”), we will ship the license(s) in accordance with the draw down order’s instructions.

Under ASC 605, we would defer recognition of revenue from inventory stocking orders until the underlying licenses were sold and shipped to the end user, as evidenced by the receipt and fulfillment of the stocking reseller’s draw down order, assuming all other revenue recognition criteria have been met. Under ASC 606, we recognize revenue at the time that the stocking reseller places an inventory stocking order and their account is credited with available licenses because at that time control over the licenses has been transferred to the reseller and there are no remaining performance obligations for the Company other than the administrative task of electronic transfer of license keys.

There are no rights of return granted to resellers or other purchasers of our software products.

Revenue from maintenance contracts is recognized ratably over the related contract period, which generally ranges from one to five years.

All of our software licenses are denominated in U.S. dollars.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three-month periods ended March 31, 2018 or 2017.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of March 31, 2018 and December 31, 2017 the allowance for doubtful accounts totaled $3,400 and $7,800, respectively.

Concentration of Credit Risk

For the three-month periods ended March 31, 2018 and 2017, respectively, we considered the customers listed in the following table to be our most significant customers. The table sets forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of March 31, 2018 and 2017.

	Three Months Ended March 31, 2018	As of March 31, 2018	Three Months Ended March 31, 2017	As of March 31, 2017
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Centric	14.2%	21.8%	7.2%	26.2%
Elosoft	4.2%	11.1%	9.4%	7.0%
IDS	14.8%	0.0%	9.8%	0.0%
Uniface	1.8%	1.0%	4.6%	14.5%
Raytheon	3.3%	10.6%	10.0%	0.0%
Thermo Lab Systems	6.8%	22.4%	6.3%	19.2%
Total	45.1%	66.9%	47.3%	66.9%

Recently Adopted Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of ASC 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. The Company elected to adopt ASC 606 under Modified Retrospective approach. Under the Modified Retrospective approach, only contracts with customers for which there were remaining unsatisfied performance obligations (open contracts) at the beginning of initial year of adoption must be restated to apply retrospectively the guidance under ASC 606. Any resulting impact for such contracts prior to the beginning of the initial year of adoption are made as an adjustment to opening accumulated deficit for such year.

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. This method required retrospective application of the new accounting standard to those contracts which were not completed as of January 1, 2018. Results for the reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

The change to the current revenue policy is the timing of revenue recognition for software licenses purchased by stocking resellers. Under the guidance ASC 605, the Company recognized revenue upon the delivery of licenses to end users when they were purchased from the stocking reseller. Under the guidance ASC 606, license revenue is recognized upon placement of the stocking order by the stocking reseller. During the three-month period ended March 31, 2018, this change in revenue policy resulted in lower license revenue of $96,400. This lower license revenue had the same impact on gross profit, loss from operations and net loss.

The Company recorded $1,391,900 to opening accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to reversal of deferred license revenue associated with stocking orders placed in prior periods which had not been sold through to end users as of December 31, 2017.

The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2018 under current assets, deferred revenue and accumulated deficit for the adoption ASU 2014-09, Revenue - Revenue from Contracts with Customers were as follows:

Balance Sheet	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018

Current Assets
Deferred COGS	$—	$20,000	$20,000

Liabilities and Stockholders’ Equity
Accumulated Deficit	$(81,849,200)	$1,391,900	$(80,457,300)

Current Liabilities
Deferred Revenue	$1,845,100	$(609,700)	$1,235,400
Long Term Liabilities
Deferred Revenue	$1,409,700	$(802,200)	$607,500

Income Taxes

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. Among these new taxes on certain foreign sourced earnings, the Act created a new category of income inclusion: the global intangible low-taxed income (“GILTI”). The objective of GILTI is to deter U.S. corporations from transferring intangible property to non-U.S. low-tax jurisdictions by subjecting the non-U.S. income to current U.S. taxation. The Act also adds a provision for a deduction to offset the GILTI inclusion for C corporations only, which is 50 percent (37.5 percent after 2025) of the GILTI inclusion. The GILTI deduction is subject to limitation based mainly on the taxpayer’s taxable income.

In addition to GILTI, the Act also introduced the foreign-derived intangible income (“FDII”) category. FDII is eligible income derived in connection with property sold or services provided by the U.S. taxpayer to a non-U.S. person. The taxpayer must establish that the property is foreign use property, and, in the case of services, the taxpayer must provide that the services are rendered to a non-U.S. person who is located outside of the United States. C corporations receive a deduction equal to 37.5 percent (21.875 percent after 2025) of foreign-derived intangible income (FDII). Similar to the GILTI deduction, the FDII deduction is subject to limitation.

The Act significantly changes how the U.S. taxes corporations. The Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Act, estimates in calculations, and preparation and analysis of information not previously relevant or regularly produced. As of March 31, 2018, the Company has not completed the accounting for all of the tax effects of the Act; however, preliminary calculations for the two new aforementioned provisions of the Act, GILTI and FDII, provide that the impact of the provisions are immaterial to the provision for income taxes.

As the Company completes its analysis of the Act, collects and prepares necessary data, and interprets any additional guidance set forth by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may alter its assessment if it determines that the Act has a material impact on the provision for income taxes.

3. Property and Equipment

Property and equipment was:

	March 31, 2018	December 31, 2017
Equipment	$179,900	$184,600
Furniture	1,600	3,600
Leasehold improvements	167,600	167,600
	349,100	355,800
Less: accumulated depreciation and amortization	328,000	325,000
	$21,100	$30,800

Aggregate property and equipment depreciation and amortization expense was $9,000 and $18,100 during the three-month periods ended March 31, 2018 and 2017, respectively.

4. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2018 and 2017, respectively, by classification:

	Three Months Ended March 31,
Statement of Operations Classification	2018	2017
Costs of revenue	$—	$100
Selling and marketing expense	—	100
General and administrative expense	—	15,100
Research and development expense	—	—
	$—	$15,300

5. Supplemental Disclosure of Cash Flow Information

We disbursed $0 and $100 for the payment of interest expense during the three-month periods ended March 31, 2018 and 2017, respectively. Such disbursement was for capital lease payments. We disbursed $800 and $700 for the payment of income taxes during the three-month period ended March 31, 2018 and 2017, respectively. Such disbursements were made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs, Ltd.

6. Earnings (Loss) Per Share

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

For the three-month periods ended March 31, 2018 and 2017, 1,012,619 and 1,375,509 common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

7. Segment Information

Revenue by country for the three-month periods ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
Revenue by Country	2018	2017
United States	$309,200	$358,600
Japan	42,700	110,600
Brazil	171,800	128,400
Other Countries	298,600	384,900
Total	$822,300	$982,500

8. Subsequent Events

During the three month period ended September 30, 2016, the Company’s former CEO and CFO voluntarily agreed with the board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company could reasonably pay such compensation upon approval by the board of directors. On April 23, 2018, the board of directors of the Company determined that the financial status of the Company had improved. Accordingly, the board of directors determined that it was reasonable for the Company to pay the remaining 50% of this deferred salary (the initial 50% of the deferred salary having been paid on October 30, 2017) and such payments were made to the CFO and former CEO on April 25, 2018.

On May 21, 2018 the Company completed a definitive agreement (the “Settlement”) to settle potential liquidated damages resulting from delays in filing registration statements for shares of our common stock and shares of our common stock underlying warrants for certain private placements that the Company closed in 2013 and 2015. The Settlement was completed on terms substantially similar to the "Proposed Settlement” which we disclosed as a recent development in our Form 10-K for the year ended December 31, 2017 which we filed with the SEC on April 17, 2018.  Consistent with our previous disclosure, the Settlement involves no cash payments or cash commitments by the Company and includes the issuance of new common stock warrants with an exercise price of $0.01 per share and exercisable within five years, in exchange for existing warrants currently held by the affected shareholders. The Settlement does not result in an increase in the total number of warrants held by these shareholders or the total number of warrants outstanding.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements”. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our expectations regarding future results of operations or financial position (including those described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	the success of products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;
●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; customer demand is based on many factors out of our control;
●	as a result of the new revenue recognition standards, if any significant end user customer or reseller substantially changes its order level, or fails to order during the reporting period, whether the order is placed directly with us or through one of our non-stocking resellers, our software licenses revenue could be materially impacted; and
●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 which was filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2018, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

Update on hopTo Plans

During Q4 2016, we ceased all of our sales, marketing and development efforts for the hopTo products, and we currently do not expect any meaningful revenues from these products in the foreseeable future. Our sole revenues are from our GO-Global business.

Except for the sale of 7 patents sold to Salesforce.com during the fourth quarter of 2017, we own all hopTo-related intellectual property including source-code, related patents, and the relevant trademarks. We believe these assets have value and are continuously evaluating opportunities to maximize such potential benefits from these assets. For detailed information on the hopTo products and technologies, please refer to our previously filed Annual Reports on Form 10-K and other SEC filings which are available at www.sec.gov. Such filings are being noted for historical information only; unless expressly noted, they are not incorporated herein by reference.

There is no certainty as to timing or success of our efforts to extract value from our hopTo assets, and stockholders should not place any reliance on the outcome of such efforts unless and until definitive agreements are reached, which may include the sale of certain of our hopTo software products or additional sales of patents.

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

Since 2012, we have developed and marketed several products in the field of software productivity for mobile devices such as tablets and smartphones under the hopTo brand.

Over the years, we have also made significant investments in intellectual property (“IP”). We have filed many patents designed to protect the new technologies embedded in hopTo.

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters is located at 6 Loudon Road, Suite 200, Concord, NH 03301, our toll-free phone number is 1-800-472-7466, and our phone number for local and international calls is 1-408-688-2674. We also have remote employees located in various states, as well as internationally in the United Kingdom. Our corporate Internet Website is http://www.hopto.com. The information on our website is not part of this quarterly report.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate Internet Website www.hopto.com (click “Financial Reporting”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Our Intellectual Property

We believe that IP is a business tool that potentially maximizes our competitive advantages and product differentiation, grows revenue opportunities, encourages collaboration with key business partners, and protects our long-term growth opportunities. Strategic IP development is therefore a critical component of our overall business strategy. It is a business function that consistently interacts with our research and development, product development, and marketing initiatives to generate further value.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of May 15, 2018, 173 new patent applications have been filed. Of these 173 applications, 53 patents have been granted by the United States Patent and Trademark Office (“USPTO”). Due to financial constraints on our operations, we have suspended patent prosecution activity other than to pay issuance fees for patents already approved by USPTO. We do not expect to file more applications in 2018.

The GO-Global Software Products

Our GO-Global product offerings, which currently are the only source of our revenue, can be categorized into product families as follows:

●	GO-Global for Windows: Allows access to Windows-based applications from remote locations and a variety of connections, including Internet connections. The Windows applications run on a central computer server along with GO-Global Windows Host software. This allows the applications to be accessed remotely via GO-Global Client software, or a Web browser, over many types of data connections, regardless of the bandwidth or operating system. Web-enabling is achieved without modifying the underlying application’s code or requiring costly add-ons.

●	GO-Global for UNIX: Allows access to UNIX and Linux-based applications from remote locations and a variety of connections, including Internet connections. The UNIX/Linux applications run on a central computer server along with the GO-Global for UNIX Host software. This allows the applications to be accessed and run remotely via GO-Global Client software or a Web browser without having to modify the application’s code or requiring costly add-ons.

●	GO-Global Client: We offer a range of GO-Global Client software that allows remote application access from a wide variety of local, remote and mobile platforms, including Windows, Linux, UNIX, Apple OS X and iOS, and Google Android. We plan to continue to develop GO-Global Client software for new portable and mobile devices.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2017 10-K Report and Note 2 to our Unaudited Condensed Consolidated Financial Statements.

Results of Operations for the Three-Month Periods Ended March 31, 2018 and 2017

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended March 31, 2018 and 2017 was:

			2018 Over (Under) 2017
Revenue	2018	2017	Dollars	Percent
Software Licenses
Windows	$205,100	$283,000	$(77,900)	-27.5%
UNIX/Linux	18,300	108,000	(89,700)	-83.1%
	223,400	391,000	(167,600)	-42.9%
Software Service Fees
Windows	465,600	444,200	21,400	4.8%
UNIX/Linux	109,700	136,800	(27,100)	-19.8%
	575,300	581,000	(5,700)	-1.0%
Other	23,600	10,500	13,100	124.8%
Total Revenue	$822,300	$982,500	$(160,200)	-16.3%

Our software revenue is entirely related to our GO-Global product line, and historically has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of this revenue has been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Many of our resellers (a “stocking reseller”) purchase software licenses that they hold in inventory until they are resold to the ultimate end user. During the three month period ended March 31, 2017, we deferred recognition of revenue from these sales (on our Condensed Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying software licenses to the ultimate end user. As of January 1, 2018, we have adopted the new revenue recognition policies and guidance ASC 606 and as a result, during the three month period ended March 31, 2018, all software licenses either sold directly by us to an end user, to a stocking reseller, or to a reseller who does not stock licenses is immediately recognized upon shipment (see Note 2 to the Financial Statements).

Consequently, if any significant end user customer or reseller substantially changes its order level, or fails to order during the reporting period, whether the order is placed directly with us or through one of our non-stocking resellers, our software licenses revenue could be materially impacted.

Software Licenses

The decrease in Windows software licenses revenue was primarily due to our adoption of ASC 606 effective January 1, 2018. Under the old standard, Windows software license revenue for the three-month period ended March 31, 2018 would have been $303,300 which is $20,300 or 7.1% higher than the prior year period.

Software licenses revenue from our UNIX/Linux products decreased primarily due to the fact that during the prior year period we received a larger than typical order from one of our U.S. government customers and to a lesser extent due to our adoption of the new revenue recognition standard.

Although we expect aggregate orders for software licenses during 2018 to approximate the levels of 2017, we expect that GO-Global software license revenue in 2018 will be slightly lower than 2017 levels due to the impact of adoption of ASC 606.

Software Service Fees

The increase in software service fees revenue attributable to our Windows products during the three-month period ended March 31, 2018, as compared to the same period of the prior year, was primarily due to the increased license sales that we reported during fiscal year 2017.

The decrease in service fees revenue attributable to our UNIX products for the three-month period ended March 31, 2018, as compared with the same period of the prior year was primarily the result of the lower level of our UNIX product sales during prior years and a resultant decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2018 for our Windows products will be slightly higher than for 2017 and that software service fees for our Unix products will be slightly lower than for 2017.

Other

The increase in other revenue was primarily due to an increase in private labeling fees resulting from changes to our OEM partner programs that were implemented during 2017. Private labeling fees do not comprise a material portion of our revenue streams, but as a result of the new program we expect these fees to be slightly higher in 2018 than 2017.

Costs of Revenue

Costs of revenue are comprised primarily of software service costs, which represent the costs of customer service, and software product costs, which are primarily costs associated with licenses for third party software included in our product offerings and certain taxes that our Brazilian resellers are required to pay for importation of our software. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet.

Cost of revenue was 3.5% and 1.9% of total revenue for the three-month periods ended March 31, 2018 and 2017, respectively.

Cost of revenue for the three-month periods ended March 31, 2018 and 2017 was:

			2018 Over (Under) 2017
	2018	2017	Dollars	Percent
Software service costs	$13,000	$15,500	$(2,500)	-16.1%
Software product costs	15,800	3,300	12,500	378.8%
	$28,800	$18,800	$10,000	53.2%

Software service costs decreased for the three-month period ending March 31, 2018, as compared with 2017 for the same period, as less time was required for customer service issues, primarily due to the mature state of our GO-Global products. We anticipate that customer service costs will decrease in 2018, as compared with 2017.

The increase in software product costs was almost entirely due to the software import tax payable to the Brazilian government. This tax was not in place during the three month period ended March 31, 2017. We expect 2018 costs of revenue to be slightly higher than 2017 levels due to this tax.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended March 31, 2018 increased by $11,700 or 13.0%, to $101,600, from $89,900 for the same period of 2017, and represented approximately 12.4% and 9.2% of revenue during these periods, respectively.

The increase in selling and marketing expenses was due to a combination of investment in an updated website for the GO-Global products and higher wages for our sales and marketing employees.

We expect to maintain our sales and marketing efforts in 2018 for anticipated GO-Global releases with select targeted investments in promotional activity; accordingly, we expect 2018 sales and marketing expenses to be slightly higher than 2017 levels.

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

General and administrative expenses decreased by $335,900, or 52.4%, to $305,200, for the three-month period ended March 31, 2018, from $641,100 for the same period of 2017, and represented approximately 37.1% and 65.3% of revenue during these periods, respectively.

The decrease in general and administrative expense was primarily due to a combination of decreased executive compensation associated with the part-time arrangement for our CEO and CFO positions, decreased rent expense associated with lower net operating leases for the sublease of our Campbell office, and the elimination of accruals for potential liquidated damages resulting from delays in filing registration statements for shares of common stock and shares of common stock underlying warrants for certain of the private placements that the Company closed in prior periods.

In 2018, we intend to continue to continue to control these costs. We therefore expect that our 2018 general and administrative costs will be lower than those for 2017.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $43,500, or 11.3%, to $428,500 for the three-month period ended March 31, 2018, from $385,000 for the same period of 2017, and represented approximately 52.1% and 39.2% of revenue for these periods, respectively.

The increase in research and development expense is primarily due to higher employee costs associated with increased wages for our research and development employees and certain contract labor associated with the GO-Global products.

In 2018, we expect to maintain a level of research and development resource consistent with the levels of 2017 with targeted investments in the GO-Global products. We therefore expect 2018 research and development expenses to be slightly higher than 2017 levels.

Net Loss

Based on the foregoing, we reported net losses of $43,600 and $153,700 for the three-month periods ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Our reported net loss for the three-month period ended March 31, 2018 of $43,600 included non-cash item of depreciation and amortization of $9,000, which was primarily comprised of depreciation of fixed assets.

Except for the year ended December 31, 2017, we have incurred significant net losses since our inception. At March 31, 2018, the Company had an accumulated deficit of $80,500,900 and a working capital deficit of $1,427,600.

During fiscal 2017: (1) we reduced our operating expense from approximately $1.3 million per quarter to an average of $0.8 million per quarter; (2) we have improved the operating results from our GO-Global business and have reasonable confidence in its ability to generate cash for at least the next 12 months; (3) sold several patents for cash; and (4) we increased our cash position from a low of $300 thousand in August of 2016 to $1.0 million at December 31, 2017.

In addition, for the reasons described above, we expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this quarterly report on Form 10-Q however, we do not expect these funds and resources to be sufficient for material new investments in our GO-Global business.

In order to achieve the expense controls in the past fiscal year, we implemented significant expense reductions, including (1) a limited number of employee layoffs primarily related to the hopTo product; (2) during the three month period ended September 30, 2016, our former CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors (such amounts have been paid as of April 25,2018; see Note 8, Subsequent Events, in the Notes to Financial Statements in this Quarterly Report) and (3) undertook other expense reduction initiatives related to related to patent maintenance, real estate and use of professionals.

We no longer are considering potentially suspending or terminating our SEC filing status, although we reserve the right to do so subject to applicable law.

We have had, and as a regular part of our business from time to time continue to have, discussions with various parties about the possibility of strategic transactions.

Cash

As of March 31, 2018, our cash balance was $1,159,000, as compared with $1,015,400 as of December 31, 2017, an increase of $143,600, or 14.1%. The increase primarily resulted from collections from orders placed in December of 2017.

Accounts Receivable, net

At March 31, 2018 and December 31, 2017, we reported accounts receivable, net, of $236,000 and $426,800, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $3,400 and $7,800 at March 31, 2018 and December 31, 2017, respectively. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. During the three-month period ended March 31, 2018, we received a significant amount of orders during January, resulting in more cash collected during the three-month period and a lower accounts receivable balance at the end of the period. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of March 31, 2018, we had current assets of $1,530,200 and current liabilities of $2,957,800, which netted to a working capital deficit of $1,427,600. Included in current liabilities was the current portion of deferred revenue of $1,231,200 and an accrual for liquidated damages of $855,100.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on April 17, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended March 31, 2018.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)
101*	The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017, (iii) Unaudited Condensed Statements of Stockholder’s Deficit for the Three Months Ended March 31, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

(Registrant)

Date:	May 21, 2018

By:	/s/ Jean-Louis Casabonne
Jean-Louis Casabonne
Interim Chief Executive Officer (Principal Executive Officer) and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

