Form 10-Q
period 2018-06-30
hopTo Inc.
filed 2018-08-14
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Yes[X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2018, there were 9,804,400 issued and outstanding shares of the registrant’s common stock, par value $0.0001.

hopTo Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash	$994,200	$1,015,400
Accounts receivable, net	207,100	426,800
Prepaid expenses	148,400	112,900
Total Current Assets	1,349,700	1,555,100

Property and equipment, net	12,300	30,800
Other assets	17,800	17,800
Total Assets	$1,379,800	$1,603,700

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$637,700	$635,100
Deferred rent	58,300	74,100
Deposit liability	93,500	93,500
Deferred revenue	1,143,000	1,845,100
Other current liabilities	—	855,100
Total Current Liabilities	1,932,500	3,502,900

Deferred revenue	543,900	1,409,700
Total Liabilities	2,476,400	4,912,600
Commitments and contingencies	—	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,804,400 shares issued and outstanding at June 30, 2018 and December 31, 2017	1,000	1,000
Additional paid-in capital	79,238,700	78,539,300
Accumulated deficit	(80,336,300)	(81,849,200)
Total Stockholders’ Equity (Deficit)	(1,096,600)	(3,308,900)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,379,800	$1,603,700

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$866,000	$924,800	$1,688,300	$1,907,300
Costs of revenue	37,700	18,300	66,500	37,100
Gross profit	828,300	906,500	1,621,800	1,870,200
Operating expenses:
Selling and marketing	108,500	82,100	210,100	172,000
General and administrative	327,800	421,100	633,000	1,062,200
Research and development	358,000	355,100	786,500	740,100
Total operating expenses	794,300	858,300	1,629,600	1,974,300
Income / (loss) from operations	34,000	48,200	(7,800)	(104,100)
Other income (expense), net	130,500	(59,600)	129,700	(60,100)
Income / (loss) before provision for income tax	164,500	(11,400)	121,900	(164,200)
Provision for income tax	(100)	1,100	900	2,000
Net income / (loss)	$164,600	$(12,500)	$121,000	$(166,200)
Basic and diluted income (loss) per share	$0.02	$(0.00)	$0.01	$(0.02)
Average weighted common shares outstanding – basic	9,804,400	9,804,400	9,804,400	9,804,400
Average weighted common shares outstanding – diluted	10,368,956	9,804,400	10,368,956	9,804,400

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—

Common stock – shares outstanding
Beginning balance	9,804,400	9,804,400
Ending balance	9,804,400	9,804,400

Common stock - amount
Beginning balance	$1,000	$1,000
Ending balance	$1,000	$1,000

Additional paid-in capital
Beginning balance	$78,539,300	$78,525,900
Stock-based compensation expense	—	18,500
Issuance of new warrants and settlement of liquidated damage	699,400	—
Ending balance	$79,238,700	$78,544,400

Accumulated deficit
Beginning balance	$(81,849,200)	$(82,449,800)
Cumulative effect from change of accounting principal	1,391,900	—
Net income (loss)	121,000	(166,200)
Ending balance	$(80,336,300)	$(82,616,000)
Total Stockholders’ Equity (Deficit)	$(1,096,600)	$(4,070,600)

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net income (loss)	$121,000	$(166,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,800	33,200
Stock-based compensation expense	—	18,500
Changes in deferred rent	(15,800)	(19,200)
Changes to allowance for doubtful accounts	(3,700)	7,600
Loss / (gain) on disposal of fixed assets	700	60,400
Interest accrued for capital lease	—	300
Changes in operating assets and liabilities:
Accounts receivable	223,400	(99,300)
Prepaid expenses	(35,500)	1,300
Deposit liability	—	12,100
Deferred revenue	(176,000)	(85,400)
Accounts payable and accrued expenses	2,600	(34,900)
Other current liabilities	(155,700)	284,000
Net Cash Provided By (Used In) Operating Activities	(21,200)	12,400

Cash Flows Provided By Investing Activities:
Proceeds from sale of expensed equipment	—	900
Net Cash Provided By Investing Activities	—	900

Cash Flows Used In Financing Activities:
Payment for capital lease	—	(4,700)
Net Cash Used In Financing Activities	—	(4,700)

Net Increase (Decrease) in Cash	(21,200)	8,600
Cash - Beginning of Period	1,015,400	546,200
Cash - End of Period	$994,200	$554,800

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on April 17, 2018 (“2017 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2018 or any future period.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or six-month periods ended June 30, 2018 or 2017.

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

The following table sets forth the details of the Allowance for Doubtful Accounts for the three-month periods ended June 30, 2018 and 2017:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2018	$3,400	$—	$—	$700	$4,100
2017	5,000	—	—	10,300	15,300

The following table sets forth the details of the Allowance for Doubtful Accounts for the six-month periods ended June 30, 2018 and 2017:

	Beginning Balance	Charge Offs	Recoveries	Provision	Ending Balance
2018	$7,800	$—	$—	$(3,700)	$4,100
2017	7,700	—	—	7,600	15,300

Concentration of Credit Risk

For the three and six-month periods ended June 30, 2018 and 2017, respectively, we considered the customers listed in the following tables to be our most significant customers. The tables set forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of June 30, 2018 and 2017.

	Three Months Ended June 30, 2018	As of June 30, 2018	Three Months Ended June 30, 2017	As of June 30, 2017
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	1.3%	5.9%	9.1%	20.0%
Centric	17.1%	20.8%	4.9%	10.1%
ESO Solutions	6.3%	2.3%	9.2%	20.2%
Elosoft	7.6%	20.2%	17.3%	4.2%
Siae microelettronica	3.8%	13.6%	2.8%	6.2%
Total	36.1%	62.8%	43.3%	60.7%

	Six Months Ended June 30, 2018	As of June 30, 2018	Six Months Ended June 30, 2017	As of June 30, 2017
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel-Lucent	0.8%	5.9%	5.5%	20.0%
Centric	15.7%	20.8%	4.9%	10.1%
ESO Solutions	4.5%	2.3%	5.1%	20.2%
Elosoft	5.9%	20.2%	13.8%	4.2%
Siae microelettronica	1.9%	13.6%	1.6%	6.2%
Total	28.8%	62.8%	30.9%	60.7%

Reclassification

Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 presentation.

Recently Adopted Accounting Pronouncements

Revenue

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC 606). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (ASC 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to reporting periods beginning after December 15, 2017, with early adoption permitted for reporting periods beginning after December 15, 2016. Subsequently, FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09, including: ASU 2016-08, Revenue from Contracts with Customers (ASC 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations; ASU 2016-10, Revenue from Contracts with Customers (ASC 606): Identifying Performance Obligations and Licensing, which is intended to clarify two aspects of ASC 606: identifying performance obligations and the licensing implementation guidance; and ASU 2016-12, Revenue from Contracts with Customers (ASC 606): Narrow-Scope Improvements and Practical Expedients, which contains certain practical expedients in response to identified implementation issues. The Company elected to adopt ASC 606 under the Modified Retrospective approach. Under the Modified Retrospective approach, only contracts with customers for which there were remaining unsatisfied performance obligations (open contracts) at the beginning of initial year of adoption must be restated to apply retrospectively the guidance under ASC 606. Any resulting impact for such contracts prior to the beginning of the initial year of adoption are made as an adjustment to opening accumulated deficit for such year.

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

The change to the current revenue policy is the timing of revenue recognition for software licenses purchased by stocking resellers. Under the guidance ASC 605, the Company recognized revenue upon the delivery of licenses to end users when they were purchased from the stocking reseller. Under the guidance ASC 606, license revenue is recognized upon placement of the stocking order by the stocking reseller. During the three-month and six-month periods ended June 30, 2018, this change in revenue policy resulted in lower license revenue of $96,400. This lower license revenue had the same impact on gross profit, loss from operations and net income.

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

The Act significantly changes how the U.S. taxes corporations. The Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Act, estimates in calculations, and preparation and analysis of information not previously relevant or regularly produced. As of June 30, 2018, the Company has not completed the accounting for all of the tax effects of the Act; however, preliminary calculations for the two new aforementioned provisions of the Act, GILTI and FDII, provide that the impact of the provisions are immaterial to the provision for income taxes.

As the Company completes its analysis of the Act, collects and prepares necessary data, and interprets any additional guidance set forth by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may alter its assessment if it determines that the Act has a material impact on the provision for income taxes.

3. Property and Equipment

Property and equipment was:

	June 30, 2018	December 31,2017
Equipment	$179,900	$184,600
Furniture	1,600	3,600
Leasehold improvements	167,600	167,600
	349,100	355,800
Less: accumulated depreciation and amortization	336,800	325,000
	$12,300	$30,800

Aggregate property and equipment depreciation and amortization expense was $8,800 during the three-month period ended June 30, 2018, and $17,800 during the six-month period ended June 30, 2018. During the six-month period ended June 30, 2018, we had disposed of equipment and furniture with a combined net book value of $700.

4. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, for the three and six-month periods ended June 30, 2018 and 2017, respectively, by classification:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Classification	2018	2017	2018	2017
Selling and marketing expense	—	100	—	200
General and administrative expense	—	3,100	—	18,100
Research and development expense	—	100	—	200
	$—	$3,300	$—	$18,500

5. Supplemental Disclosure of Cash Flow Information

During the three-month period ended June 30, 2018, we reversed an accrual for potential liquidated damages of $855,100, crediting APIC for $699,400 and other income for $155,700 pursuant to an agreement to issue warrants to purchase 564,556 shares of the Company’s Common stock as disclosed in the Current Report on Form 8-K, which was filed with the SEC on May 30, 2018.

We disbursed $0 and $300 for the payment of interest expense during the six-month periods ended June 30, 2018 and 2017, respectively.

We disbursed $800 and $1,300 for the payment of income taxes during the six-month periods ended June 30, 2018 and 2017, respectively. Such disbursement was made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs, Ltd.

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

For the three and six-month period ended June 30, 2018, we included 564,556 shares of common stock equivalents in the computation of dilutive earnings per share. Additionally, 432,594 shares of common stock equivalents were excluded from the computation of dilutive loss per share for the current three and six-month period because their effect would be anti-dilutive. For the three and six-month period ended June 30, 2017, 1,375,509 shares of common stock equivalents were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

7. Segment Information

Revenue by country for the three-month and six-month periods ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$288,300	$275,100	$597,500	$624,900
Brazil	186,100	234,000	357,900	362,400
Other countries	391,600	415,700	732,900	920,000
	$866,000	$924,800	$1,688,300	$1,907,300

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

Update on hopTo Plans

During Q4 2016, we have ceased all of our sales, marketing and development efforts for the hopTo products, and at this time we do not expect any meaningful revenues from these products in the foreseeable future.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate Internet Website at www.hopto.com (click on “SEC Reporting”) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

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

As a result of ipCapital’s work under the engagement agreement, as amended, as of August 14, 2018, 173 new patent applications have been filed. Of these 173 applications, 53 patents have been granted by the United States Patent and Trademark Office (“USPTO”). Due to financial constraints on our operations, we have suspended patent prosecution activity other than to pay issuance fees for patents already approved by USPTO. We do not expect to file more applications in 2018.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2017 10-K Report and Note 2 to our Notes to Unaudited Condensed Consolidated Financial Statements.

Results of Operations for the Three and Six-Month Periods Ended June 30, 2018 and 2017

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended June 30, 2018 and 2017 was:

			2018 Over (Under) 2017
Revenue	2018	2017	Dollars	Percent
Software Licenses
Windows	$182,100	$296,500	$(114,400)	-38.6%
UNIX/Linux	50,400	44,100	6,300	14.3%
	232,500	340,600	(108,100)	-31.7%
Software Service Fees
Windows	503,600	434,900	68,700	15.8%
UNIX/Linux	100,700	135,000	(34,300)	-25.4%
	604,300	569,900	34,400	6.0%
Other	29,200	14,300	14,900	104.2%
Total Revenue	$866,000	$924,800	$(58,800)	-6.4%

Revenue for the six-month periods ended June 30, 2018 and 2017 was:

			2018 Over (Under) 2017
Revenue	2018	2017	Dollars	Percent
Software Licenses
Windows	$387,200	$579,500	$(192,300)	-33.2%
UNIX/Linux	68,700	152,100	(83,400)	-54.8%
	455,900	731,600	(275,700)	-37.7%
Software Service Fees
Windows	969,200	879,100	90,100	10.2%
UNIX/Linux	210,400	271,800	(61,400)	-22.6%
	1,179,600	1,150,900	28,700	2.5%
Other	52,800	24,800	28,000	112.9%
Total Revenue	$1,688,300	$1,907,300	$(219,000)	-11.5%

Our software revenue is entirely related to our GO-Global product line, and historically has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of this revenue has been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Many of our resellers (a “stocking reseller”) purchase software licenses that they hold in inventory until they are resold to the ultimate end user. During the three and six-month periods ended June 30, 2017, we deferred recognition of revenue from these sales (on our Condensed Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying software licenses to the ultimate end user. As of January 1, 2018, we have adopted the new revenue recognition policies and guidance ASC 606 and as a result, during the three and six-month periods ended June 30, 2018, all software licenses either sold directly by us to an end user, to a stocking reseller, or to a reseller who does not stock licenses is immediately recognized upon shipment (see Note 2 to the Financial Statements).

Consequently, if any significant end user customer or reseller substantially changes its order level, or fails to order during the reporting period, whether the order is placed directly with us or through one of our non-stocking resellers, our software licenses revenue could be materially impacted.

Software Licenses

The decrease in Windows software licenses revenue for both the three and six-month periods ended June 30, 2018 was primarily due to our adoption of ASC 606 effective January 1, 2018. Under the old standard, Windows software license revenue for the three and six-month periods ended June 30, 2018 would have been $244,700 and $548,000 respectively, which is $51,800 or 17.5% lower than the prior year three-month period and $31,800 or 5.5% lower than the prior year six-month period.

Software licenses revenue from our UNIX/Linux products increased slightly in the three-month period ended June 30, 2018 primarily due to our adoption of the new revenue recognition standard. For the six-month period ended June 30, 2018, UNIX/Linux software license revenue is lower primarily due to the fact that during the prior year period we received a larger than typical order from one of our U.S. government customers.

Although we expect aggregate orders for software licenses during 2018 to approximate the levels of 2017, we expect that GO-Global software license revenue in 2018 will be slightly lower than 2017 levels due to the impact of adoption of ASC 606.

Software Service Fees

The increase in software service fees revenue attributable to our Windows products during the three-month and six-month period ended June 30, 2018, as compared to the same periods of the prior year, was primarily due to the increased license sales that we reported during fiscal year 2017.

The decrease in service fees revenue attributable to our UNIX products for the three-month and six-month period ended June 30, 2018, as compared with the same periods of the prior year, was primarily the result of the low level of our UNIX product sales throughout the current and prior year and a resultant decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2018 for our Windows products will be modestly higher than those for 2017 and software service fees for our UNIX products will be lower than those for 2017.

Other

The increase in other revenue during the three-month and six-month periods ended June 30, 2018, as compared to the same periods in the prior year was primarily due to an increase in private labeling fees resulting from changes to our OEM partner programs that were implemented during 2017. Private labeling fees do not comprise a material portion of our revenue streams, but as a result of the new program we expect these fees to be slightly higher in 2018 than in 2017.

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

Costs of revenue were 4.4% and 2.0% of total revenue for the three-month periods ended June 30, 2018 and 2017, respectively, and 3.9% and 1.9% of total revenue for the six-month periods ended June 30, 2018 and 2017, respectively.

Costs of revenue for the three-month periods ended June 30, 2018 and 2017 were:

			2018 Over (Under) 2017
	2018	2017	Dollars	Percent
Software service costs	$12,900	$15,500	$(2,600)	-16.8%
Software product costs	24,800	2,800	22,000	785.7%
	$37,700	$18,300	$19,400	106.0%

Costs of revenue for the six-month periods ended June 30, 2018 and 2017 were:

			2018 Over (Under) 2017
	2018	2017	Dollars	Percent
Software service costs	$25,900	$31,000	$(5,100)	-16.5%
Software product costs	40,600	6,100	34,500	565.6%
	$66,500	$37,100	$29,400	79.2%

The decrease in software service costs for the three and six-month periods ended June 30, 2018, as compared with the same periods of the prior year, was primarily due to less time being required for customer service issues. We expect software service costs for 2018 to be lower than those for 2017.

The increases in software product costs for the three-month and six-month periods ended June 30, 2018, as compared with the same periods of the prior year, was almost entirely due certain taxes that our Brazilian resellers are required to pay for importation of our software.

We expect that software costs of revenue for 2018 will be slightly higher than 2017.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended June 30, 2018 increased by $26,400, or 32.2%, to $108,500, from $82,100 for the same period of 2017, and represented approximately 12.5% and 8.9% of revenue during these periods, respectively. Selling and marketing expenses for the six-month period ended June 30, 2018 increased by $38,100, or 22.2%, to $210,000, from $172,000 for the same period of 2017, and represented approximately 12.4% and 9.0% of revenue during these periods, respectively.

The increase in selling and marketing expenses was due to combination of investment in an updated website for the GO-Global products and higher wages for our sales and marketing employees.

We expect to maintain our sales and marketing efforts in 2018 for anticipated GO-Global releases with select targeted modest investments in promotional activity; accordingly, we expect 2018 sales and marketing expenses to be slightly higher than 2017 levels.

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

General and administrative expenses decreased by 93,300, or 22.2%, to $327,800 for the three-month period ended June 30, 2018, from $421,100 for the same period of 2017, and represented approximately 37.9% and 45.5% of revenue during these periods, respectively. General and administrative expenses decreased by $429,200, or 40.4%, to $633,000 for the six-month period ended June 30, 2018, from $1,062,200 for the same period of 2017, and represented approximately 37.5% and 55.7% of revenue during these periods, respectively.

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

In 2018, we intend to continue these cost controls. We therefore expect that our 2018 general and administrative costs will be lower than those for 2017.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $2,900 or 0.8%, to $358,000 for the three-month period ended June 30, 2018, from $355,100 for the same period of 2017, and represented approximately 41.3% and 38.4% of revenue for these periods, respectively. Research and development expenses increased by $46,400, or 6.3%, to $786,500, for the six-month period ended June 30, 2018, from $740,100 for the same period of 2017, and represented approximately 46.6% and 38.8% of revenue for these periods, respectively.

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

Other Income

During the three-month and six-month periods ended June 30, 2018, we reversed an accrual for potential liquidated damages of $855,100, crediting APIC for $699,400 and other income for $155,700 pursuant to an agreement to issue warrants to purchase 564,556 shares of the Company’s Common stock as disclosed in the Current Report on Form 8-K, which was filed with the SEC on May 30, 2018.

Net Income / Loss

Based on the foregoing, we reported net income of $164,600 for the three-month period ended June 30, 2018 and a net loss of $12,500 for the three-month period ended June 30, 2017. Additionally, we reported net income of $121,000 for the six-month period ended June 30, 2018 and a net loss of $166,200 for the six-month period ended June 30, 2017.

Liquidity and Capital Resources

Our reported net income for the six-month period ended June 30, 2018 of $121,000 included three non-cash items: changes in deferred rent liability of $15,800 and allowance for doubtful accounts of $3,700, and depreciation and amortization of $17,800, which was primarily comprised of depreciation of fixed assets.

Except for the year ended December 31, 2017 and the three and six-month periods ended June 30, 2018, we have incurred significant net losses since our inception. At June 30, 2018, the Company had an accumulated deficit of $80,336,300 and a working capital deficit of $582,800.

During fiscal 2017: (1) we reduced our operating expense from approximately $1.3 million per quarter to an average of $0.8 million per quarter; (2) we have improved the operating results from our GO-Global business and have reasonable confidence in its ability to generate cash for at least the next 12 months; (3) sold several patents for cash; and (4) we increased our cash position from a low of $300 thousand in August of 2016 to $1.0 million at December 31, 2017. During fiscal 2018 we have continued to carefully manage our operating expense.

In addition, for the reasons described above, we expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this quarterly report on Form 10-Q however, we do not expect these funds and resources to be sufficient for material new investments in our GO-Global business.

In order to achieve the expense controls in the past fiscal year, we implemented significant expense reductions, including (1) a limited number of employee layoffs primarily related to the hopTo product; (2) during the three month period ended September 30, 2016, our former CEO and CFO voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors (such amounts have been paid as of April 25, 2018; see Note 8, Subsequent Events, in the Notes to Financial Statements in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which was filed with the SEC on May 21, 2018) and (3) undertook other expense reduction initiatives related to related to patent maintenance, real estate and use of professionals.

We no longer are considering potentially suspending or terminating our SEC filing status, although we reserve the right to do so subject to applicable law.

We have had, and as a regular part of our business from time to time continue to have, discussions with various parties about the possibility of strategic transactions.

Cash

As of June 30, 2018, our cash balance was $994,200, as compared with $1,015,400 as of December 31, 2017, a decrease of $21,200, or 2.1%. The slight decrease primarily resulted from our continued cash management efforts.

Accounts Receivable, net

At June 30, 2018 and December 31, 2017, we reported accounts receivable, net, of $207,100 and $426,800, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $4,100 and $7,800 at June 30, 2018 and December 31, 2017, respectively. The decrease in accounts receivable, net, was mainly due to lower sales during the three and six-month period ended June 30, 2018, as compared to the same periods ended December 31, 2017. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of June 30, 2018, we had current assets of $1,349,700 and current liabilities of $1,932,500, which netted to a working capital deficit of $582,800. Included in current liabilities was the current portion of deferred revenue of $1,143,000.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as disclosed in the Current Report on Form 8-K, which was filed with the SEC on May 30, 2018, we did not sell any unregistered securities during the quarter ended June 30, 2018.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

4.1	Form of Warrant (1)
4.2	Registration Rights Agreement, dated May 21, 2018, by and among hopTo Inc. and the holders named therein (1)
10.1	Exchange Agreement, dated May 21, 2018, by and among hopTo Inc. and the holders named therein (1)

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101*	The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 (unaudited) and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2018 and 2017 (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

(1) Filed on May 30, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.
(Registrant)

Date:	August 14, 2018

By:	/s/ Jean-Louis Casabonne
Jean-Louis Casabonne
Interim Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

