Form 10-Q
period 2018-09-30
hopTo Inc.
filed 2018-11-14
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 14, 2018, there were issued and outstanding 9,804,400 shares of the registrant’s common stock, par value $0.0001.

hopTo Inc.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash	$756,300	$1,015,400
Accounts receivable, net	234,800	426,800
Prepaid expenses	147,400	112,900
Total Current Assets	1,138,500	1,555,100

Property and equipment, net	3,400	30,800
Other assets	17,800	17,800
Total Assets	$1,159,700	$1,603,700

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$590,100	$635,100
Deferred rent	42,700	74,100
Deposit liability	93,500	93,500
Deferred revenue	1,036,000	1,845,100
Other current liabilities	—	855,100
Total Current Liabilities	1,762,300	3,502,900

Deferred revenue	522,300	1,409,700
Total Liabilities	2,284,600	4,912,600

Commitments and contingencies

Stockholders’ Deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,804,400 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,000	1,000
Additional paid-in capital	79,238,700	78,539,300
Accumulated deficit	(80,364,600)	(81,849,200)
Total Stockholders’ Deficit	(1,124,900)	(3,308,900)
Total Liabilities and Stockholders’ Deficit	$1,159,700	$1,603,700

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$832,300	$1,025,900	$2,520,600	$2,933,200
Costs of revenue	34,800	15,900	101,300	53,000
Gross profit	797,500	1,010,000	2,419,300	2,880,200

Operating expenses:
Selling and marketing	99,100	87,400	309,200	259,400
General and administrative	374,000	206,700	1,007,000	1,268,900
Research and development	352,800	383,800	1,139,300	1,123,900
Total operating expenses	825,900	677,900	2,455,500	2,652,200

Income/ (loss) from operations	(28,400)	332,100	(36,200)	228,000
Other income (loss), net	100	(63,700)	129,800	(123,800)
Income / (loss) before provision for income tax	(28,300)	268,400	93,600	104,200
Provision for income tax	—	14,800	900	16,800
Net income / (loss)	$(28,300)	$253,600	$92,700	$87,400
Basic and diluted earnings / (loss) per share	$(0.00)	$0.03	$0.01	$0.01
Average weighted common shares outstanding – basic	9,804,400	9,804,400	9,804,400	9,804,400
Average weighted common shares outstanding – diluted	9,804,400	9,804,400	10,368,956	9,804,400

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Preferred stock – shares outstanding
Beginning balance	—	—
Ending balance	—	—

Common stock – shares outstanding
Beginning balance	9,804,400	9,804,400
Ending balance	9,804,400	9,804,400

Common stock – amount
Beginning balance	$1,000	$1,000
Ending balance	1,000	$1,000

Additional paid-in capital
Beginning balance	$78,539,300	$78,525,900
Stock-based compensation expense	—	14,500
Issuance of new warrants and settlement of liquidated damage	699,400	—
Ending balance	$79,238,700	$78,540,400

Accumulated deficit
Beginning balance	$(81,849,200)	$(82,449,800)
Cumulative effect from change of accounting principle	1,391,900	—
Net income / (loss)	92,700	87,400
Ending balance	$(80,364,600)	$(82,362,400)
Total Stockholders’ Deficit	$(1,124,900)	$(3,821,000)

See accompanying notes to unaudited condensed consolidated financial statements

hopTo Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash Flows Provided By (Used In) Operating Activities:
Net income / (loss)	$92,700	$87,400
Adjustments to reconcile net income/ (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,700	42,200
Stock-based compensation expense	—	14,500
Changes in deferred rent	(31,400)	—
Changes to allowance for doubtful accounts	(5,200)	(3,300)
Loss on disposal of fixed assets	700	60,400
Loss on sublease	—	63,100
Interest accrued for capital lease	—	200
Changes to liquidated damage on warrant liability	(155,700)	284,000
Changes in operating assets and liabilities:
Accounts receivable	197,200	5,300
Prepaid expenses	(34,500)	11,900
Accounts payable and accrued expenses	(45,000)	(216,100)
Deposit liability	—	12,100
Deferred revenue	(304,600)	(350,500)
Net Cash Provided By (Used In) Operating Activities	(259,100)	11,200

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of equipment	—	900
Net Cash Provided By (Used In) Investing Activities	—	900

Cash Flows Provided By (Used In) Financing Activities:
Payment for capital lease	—	(7,000)
Net Cash Provided By (Used In) Financing Activities	—	(7,000)

Net Increase (Decrease) in Cash	(259,100)	5,100
Cash - Beginning of Period	1,015,400	546,200
Cash - End of Period	$756,300	$551,300

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

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives, valuation, and amortization of intangible assets (including capitalized software); depreciation of long-lived assets; deferred rent, valuation of warrants; post-employment benefits, and accruals for liabilities. While we believe that such estimates are fair, actual results could differ materially from those estimates.

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

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during either of the three or nine-month periods ended September 30, 2018 or 2017.

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

Allowance for doubtful accounts as of September 30, 2018 and December 31, 2017 amounted to $2,600 and $7,800, respectively.

Concentration of Credit Risk

For the three and nine-month periods ended September 30, 2018 and 2017 respectively, we considered the customers listed in the following tables to be our most significant customers. The tables set forth the percentage of sales attributable to each customer during the periods presented, and the respective customer’s ending accounts receivable balance as a percentage of reported accounts receivable, net, as of September 30, 2018 and December 31, 2017.

	Three Months Ended September 30, 2018	As of September 30, 2018	Three Months Ended September 30, 2017	As of December 31, 2017
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable
Alcatel	5.3%	15.8%	4.0%	0.0%
Centric	5.0%	3.3%	9.5%	12.6%
IDS	11.2%	0.0%	8.2%	0.0%
Elosoft	19.4%	49.6%	13.6%	56.2%
Uniface	3.3%	1.0%	15.1%	0.8%
Total	44.2%	69.7%	50.4%	69.6%

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Customer	Sales	Sales
Alcatel	2.2%	5.0%
Centric	12.3%	6.9%
Elosoft	10.1%	13.8%
Uniface	4.8%	8.2%
Total	29.4%	33.9%

Recent Accounting Pronouncements

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

The change to the current revenue policy is the timing of revenue recognition for software licenses purchased by stocking resellers. Under the guidance ASC 605, the Company recognized revenue upon the delivery of licenses to end users when they were purchased from the stocking reseller. Under the guidance ASC 606, license revenue is recognized upon crediting of the licenses to the stocking resellers account for draw down at their discretion after placement of the stocking order by the stocking reseller. During the three-month and nine-month periods ended September 30, 2018, this change in revenue policy resulted in lower license revenue of $70,900, and $102,700, respectively. This lower license revenue had the same impact on gross profit, loss from operations and net income.

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

The Act significantly changes how the U.S. taxes corporations. The Act requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments to be made in interpretation of the provisions of the Act, estimates in calculations, and preparation and analysis of information not previously relevant or regularly produced. As of September 30, 2018, the Company has not completed the accounting for all of the tax effects of the Act; however, preliminary calculations for the two new aforementioned provisions of the Act, GILTI and FDII, provide that the impact of the provisions are immaterial to the provision for income taxes.

As the Company completes its analysis of the Act, collects and prepares necessary data, and interprets any additional guidance set forth by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may alter its assessment if it determines that the Act has a material impact on the provision for income taxes.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Upon adoption of this accounting policy, we do not expect a material impact to our consolidated financial statements. The Company has one operating lease which expired in October 2018.

Disclosure Update and Simplification

In July 2016, the SEC released Disclosure Update and Simplification, No. 33-10532 amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. GAAP, International Financial Reporting Standards (“IFRS”), or changes in the information environment. The Commission also solicited comments on a number of disclosure requirements that overlap with, but require information incremental to, U.S. GAAP to determine whether to retain, modify, eliminate, or refer them to the FASB for potential incorporation into U.S. GAAP. This rule is effective November 5, 2018. Although we are evaluating the impact of this guidance on our financial statements, we do not expect any material changes.

3. Stock-Based Compensation

The following table summarizes the stock-based compensation expense, net of amounts capitalized, we recorded in our Unaudited Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2018 and 2017, respectively, by classification:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Classification	2018	2017	2018	2017
Costs of revenue	$—	$—	$—	$100
Selling and marketing expense	—	—	—	200
General and administrative expense	—	(4,100)	—	14,100
Research and development expense	—	—	—	100
	$—	$(4,100)	$—	$14,500

4. Supplemental Disclosure of Cash Flow Information

During the nine-month period ended September 30, 2018, we reversed an accrual for potential liquidated damages of $855,100, crediting APIC for $699,400 and other income for $155,700 pursuant to an agreement to issue warrants to purchase 564,556 shares of the Company’s Common stock as disclosed in the Current Report on Form 8-K, which was filed with the SEC on May 30, 2018.

We disbursed $0 and $200 for the payment of interest expense during the nine-month periods ended September 30, 2018 and 2017, respectively.

We disbursed $800 and $2,800 for the payment of income taxes during the nine-month periods ended September 30, 2018 and 2017, respectively. Such disbursement was made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs, Ltd.

5. Earnings (Loss) Per Share

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

For the three-month periods ended September 30, 2018, 975,698 shares of common stock equivalents were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive. For nine-month periods ended September 30, 2018, we included 564,556 shares of common stock equivalents in the computation of dilutive earnings per share.

For the three and nine-month periods ended September 30, 2017, 1,375,509 and 411,142 shares of common stock equivalents, respectively, were excluded from the computation of dilutive loss per share since their effect would be anti-dilutive.

6. Segment Information

Revenue by country for the three-month and nine-month periods ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Country	2018	2017	2018	2017
United States	$289,500	$292,100	$887,000	$922,300
Brazil	182,000	220,200	540,000	582,600
Netherlands	32,900	126,600	103,800	198,300
Other Countries	327,900	387,000	989,800	1,230,000
Total	$832,300	$1,025,900	$2,520,600	$2,933,200

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

In 2012, we began developing several products in the field of software productivity for mobile devices such as tablets and smartphones, which have been marketed under the hopTo brand. We also made significant investments in intellectual property (“IP”) and filed many patents designed to protect the new technologies embedded in hopTo. We have been granted a total of 56 patents by the United States Patent and Trademark Office.

During the fourth quarter of 2016, we have ceased all of our sales, marketing and development efforts for the hopTo products, and at this time we do not expect any meaningful revenues from these products in the foreseeable future.

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

Results of Operations for the Three and Nine-Month Periods Ended September 30, 2018 and 2017

The following operating results should be read in conjunction with our critical accounting policies.

Revenue

Revenue for the three-month periods ended September 30, 2018 and 2017 was:

			2018 Over (Under) 2017
Revenue	2018	2017	Dollars	Percent
Software Licenses
Windows	$218,400	$360,300	$(141,900)	-39.4%
UNIX/Linux	10,100	71,200	(61,100)	-85.8%
	228,500	431,500	(203,000)	-47.0%
Software Service Fees
Windows	489,300	445,200	44,100	9.9%
UNIX/Linux	90,500	131,600	(41,100)	-31.2%
	579,800	576,800	3,000	0.5%
Other	24,000	17,600	6,400	36.4%
Total Revenue	$832,300	$1,025,900	$(193,600)	-18.9%

Revenue for the nine-month periods ended September 30, 2018 and 2017 was:

			2018 Over (Under) 2017
Revenue	2018	2017	Dollars	Percent
Software Licenses
Windows	$605,600	$939,800	$(334,200)	-35.6%
UNIX/Linux	78,800	223,300	(144,500)	-64.7%
	684,400	1,163,100	(478,700)	-41.2%
Software Service Fees
Windows	1,458,500	1,324,300	134,200	10.1%
UNIX/Linux	300,900	403,400	(102,500)	-25.4%
	1,759,400	1,727,700	31,700	1.8%
Other	76,800	42,400	34,400	81.1%
Total Revenue	$2,520,600	$2,933,200	$(412,600)	-14.1%

Our software revenue is entirely related to our GO-Global product line, and historically has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of this revenue has been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. Many of our resellers (a “stocking reseller”) purchase software licenses that they hold in inventory until they are resold to the ultimate end user. During the three and nine-month periods ended September 30, 2017, we deferred recognition of revenue from these sales (on our Condensed Consolidated Balance Sheet under the caption “Deferred Revenue”) until the stocking reseller sells the underlying software licenses to the ultimate end user. As of January 1, 2018, we have adopted the new revenue recognition policies and guidance ASC 606 and as a result, during the three and nine-month periods ended September 30, 2018, all software licenses either sold directly by us to an end user, to a stocking reseller, or to a reseller who does not stock licenses is immediately recognized upon shipment (see Note 2 to the Financial Statements).

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

Software Licenses

Software license revenue from our Windows products decreased for the three and nine-month periods ended September 30, 2018, as compared with the same periods of the prior year due to our adoption of ASC 606 effective January 1, 2018 and lower orders for software licenses. Under ASC 605, Windows software license revenue for the three and nine-month periods ended September 30, 2018 would have been $289,400 and $837,100 respectively, which is $70,900 or 19.7% lower than the prior year three-month period and $102,700 or 10.9% lower than the prior year nine-month period.

Software license revenue from our UNIX/Linux products decreased during the three-month and nine-month periods ended September 30, 2018, as compared with the same period of the prior year, primarily due the fact that during the prior year period we received a larger than typical order from one of our U.S. government customers and lower orders from a European telecommunications customer.

We expect aggregate orders for software licenses during 2018 to be lower than 2017 due to larger than expected orders in 2017 that we do not expect to recur in 2018. We expect that GO-Global software license revenue in 2018 will be lower than 2017 levels and the decline will be more pronounced than the decline in orders due to the impact of adoption of ASC 606.

Software Service Fees

The increase in software service fees revenue attributable to our Windows products, during the three-month and nine-month periods ended September 30, 2018, as compared to the same period of the prior year, was primarily due to the increased license sales that we reported during fiscal year 2017.

The decrease in service fees revenue attributable to our UNIX products for the three and nine-month periods ended September 30, 2018, as compared with the same period of the prior year, was primarily the result of the lower level of our UNIX product sales throughout the current and prior year and a resultant decrease in maintenance contract renewals. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2018 for our Windows products will be modestly higher than those for 2017 and software service fees for our UNIX products will be lower than those for 2017.

Other

The increase in other revenue for the three and nine-month periods ended September 30, 2018, as compared with the same periods of the prior year was primarily due to an increase in private labeling fees resulting from changes to our OEM partner programs that were implemented during 2017. Private labeling fees do not comprise a material portion of our revenue streams, but as a result of the new program we expect these fees to be slightly higher in 2018 than in 2017.

Costs of Revenue

Costs of revenue are comprised primarily of software service costs, which represent the costs of customer service, and software product costs associated with licenses for third party software included in our product offerings. We incur no shipping or packaging costs as all of our deliveries are made via electronic means over the Internet.

Cost of revenue was 4.2% and 1.5% of total revenue for the three months ended September 30, 2018 and 2017, respectively, and 4.0% and 1.8% of total revenue for the nine months ended September 30, 2018 and 2017, respectively.

Cost of revenue for the three-month periods ended September 30, 2018 and 2017 was:

			2018 Over (Under) 2017
	2018	2017	Dollars	Percent
Software service costs	$13,100	$13,000	$100	0.8%
Software product costs	21,700	2,900	18,800	648.3%
Total Cost of Revenue	$34,800	$15,900	$18,900	118.9%

Cost of revenue for the nine-month periods ended September 30, 2018 and 2017 was:

			2018 Over (Under) 2017
	2018	2017	Dollars	Percent
Software service costs	$39,000	$44,000	$(5,000)	-11.4%
Software product costs	62,300	9,000	53,300	592.2%
Total Cost of Revenue	$101,300	$53,000	$48,300	91.1%

The increases in software product costs for the three-month and nine-month periods ended September 30, 2018, as compared with the same periods of the prior year, was almost entirely due to certain taxes that our Brazilian resellers are required to pay for importation of our software.

Due to the above reason, we expect that software costs of revenue for 2018 will be higher than 2017.

Selling and Marketing Expenses

Selling and marketing expenses primarily consist of employee costs, outside services, advertising, public relations and travel and entertainment expense.

Selling and marketing expenses for the three-month period ended September 30, 2018 increased by $11,700, or 13.4%, to $99,100, from $87,400 for the same period of 2017, which represented approximately 11.9% and 8.5% of revenue during these periods, respectively. Selling and marketing expenses for the nine-month period ended September 30, 2018 increased by $49,800 or 19.2% to $309,200 from $259,400 for the same period in 2017, which represented approximately 12.3% and 8.8% of revenue during those periods, respectively.

The increases in selling and marketing expenses were due to a combination of investment in an updated website for the GO-Global products and higher wages for our sales and marketing employees.

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

General and administrative expenses increased by $167,300, or 80.9%, to $374,000, for the three-month period ended September 30, 2018, from $206,700 for the same period of 2017, which represented approximately 44.9% and 20.1% of revenue during these periods, respectively. The increase in the three month periods, ended September 30, 2018 was primarily related to the increase in accounting fees and legal fees due to the filing S-1 and annual meeting, and board fees associated for the issuance of 120,000 shares of stock to two former board members.

General and administrative expenses decreased by $261,900, or 20.6%, to $1,007,000 for the nine-month period ended September 30, 2018, from $1,268,900 for the same period of 2017, which represented approximately 40.0% and 43.3% of revenue during these periods, respectively. The decrease in general and administrative expense in the nine months was primarily due to a combination of decreased executive compensation associated with the part-time arrangement for our CEO and CFO positions, and the elimination of accruals for potential liquidated damages resulting from delays in filing registration statements for shares of common stock and shares of common stock underlying warrants for certain of the private placements that the Company closed in prior periods.

In 2018, we intend to continue cost controls related to executive compensation and anticipate a reduction in legal fees compared to third quarter 2018 levels, which were higher due filing the S-1, annual meeting and related expenses. We therefore expect that our 2018 general and administrative costs will be lower than those for 2017.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for all our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $31,000, or 8.1%, to $352,800, for the three-month period ended September 30, 2018, from $383,500 for the same period of 2017, which represented approximately 42.4% and 37.4% of revenue for these periods, respectively. The decrease in research and development expense for the three months is primarily due to lower employee costs associated with lower headcount primarily in the Israeli subsidiary.

Research and development expenses increased by $15,400, or 1.4%, to $1,139,300, for the nine-month period ended September 30, 2018, from $1,123,900 which represented approximately 45.2% and 38.3% of revenue for these periods, respectively. The slight increase for the nine months was is primarily due to higher employee costs associated with increased wages for our research and development employees and certain contract labor associated with the GO-Global products.

In 2018, we expect to maintain a level of research and development resource consistent with the levels of 2017 with targeted investments in the GO-Global products. We therefore expect 2018 research and development expenses to be slightly higher than 2017 levels.

Other Income

During the nine-month period ended September 30, 2018, we reversed an accrual for potential liquidated damages of $855,100, crediting APIC for $699,400 and other income for $155,700 pursuant to an agreement to issue warrants to purchase 564,556 shares of the Company’s Common stock as disclosed in the Current Report on Form 8-K, which was filed with the SEC on May 30, 2018.

Net Income / (Loss)

Based on the foregoing, we reported net loss of $28,300 and net income of $253,600 for the three-month periods ended September 30, 2018 and 2017 respectively. Additionally, we reported net income of $92,700 and $87,400 for the nine-month periods ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Our reported net income for the nine-month period ended September 30, 2018 of $92,700 included four non-cash items: changes in deferred rent liability of $31,400, allowance for doubtful accounts of $5,200, $700 loss from disposal of fixed asset, and depreciation and amortization of $26,700, which was primarily comprised of depreciation of fixed assets.

We have incurred significant net losses since our inception. At September 30, 2018, the Company had an accumulated deficit of $80,364,600 and a working capital deficit of $623,800.

During fiscal 2017: (1) we reduced our operating expense from approximately $1.3 million per quarter to an average of $0.8 million per quarter; (2) we have improved the operating results from our GO-Global business and have reasonable confidence in its ability to generate cash for at least the next 12 months; (3) sold several patents for cash; and (4) we increased our cash position from a low of $300 thousand in August of 2016 to $1.0 million at December 31, 2017. During fiscal 2018 we have continued to carefully manage our operating expense and are seeking areas to reduce operating expense further.

In addition, for the reasons described above, we expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this quarterly report on Form 10-Q. However, we do not expect these funds and resources to be sufficient for material new investments in our GO-Global business.

We have had, and as a regular part of our business from time to time continue to have, discussions with various parties about the possibility of strategic transactions.

Cash

As of September 30, 2018, our cash balance was $756,300, as compared with $1,015,400 as of December 31, 2017, a decrease of $259,100, or 25.5%. The decrease primarily resulted from the collection of accounts receivable partially offset by the cash used in our operations.

Accounts Receivable, net

At September 30, 2018 and December 31, 2017, we reported accounts receivable, net, of $234,800 and $426,800, respectively. Such amounts were reported net of the allowance for doubtful accounts, which allowances totaled $2,600 and $7,800 at September 30, 2018 and December 31, 2017, respectively. The decrease in accounts receivable, net, was mainly due to lower sales and receivable during the three-month ended September 30, 2018, as compared with the three-month period ended December 31, 2017. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of September 30, 2018, we had current assets of $1,138,500 and current liabilities of $1,762,300, which netted to working capital deficit of $623,800. Included in current liabilities was the current portion of deferred revenue of $1,036,000.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not Applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on April 7, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended September 30, 2018.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished, not filed)

101*	The following financial information from hopTo Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2018 and 2017, (iii) Unaudited Condensed Consolidated Statements of Stockholders’ Deficit for the Nine Months ended September 30, 2018 and 2017, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2018 and 2017, (v) Notes to Unaudited Condensed Consolidated Financial Statements.

* Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.
(Registrant)

/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
November 14, 2018

