Form 10-K
period 2018-12-31
hopTo Inc.
filed 2019-04-01
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and such files).

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer  ,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes [  ] No [X]

As of June 29, 2018, the aggregate market value of the Registrant’s common stock held by non-affiliates was $2,501,017.

As of March 31, 2019, there were outstanding 9,804,400 shares of the Registrant’s common stock.

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

From 2012 to 2016 we developed several products in the field of software productivity for mobile devices such as tablets and smartphones, which have been marketed under the hopTo brand. We also made significant investments in intellectual property (“IP”) and filed many patents designed to protect the new technologies embedded in hopTo. We were granted a total of 56 patents by the United States Patent and Trademark Office as part of this effort.

Except for the sale of 7 patents sold to Salesforce.com during the fourth quarter of 2017, we own all hopTo-related IP including source-code, related patents, and the relevant trademarks. We continue to believe that we may be able to extract value from these assets and are currently working to do so at this time. For detailed historical information on the hopTo products and technologies, please refer to our previously filed Annual Report on form 10-K which are available at www.sec.gov. Such filings are being noted for historical information only; unless expressly noted, they are not incorporated herein by reference.

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters are located at 6 Loudon Road, Suite 200, Concord, NH 03301, and our phone number is 408-688-2674. We also have remote employees located in various states, as well as internationally in the United Kingdom. Our corporate Internet Website is http://www.hopTo.com. The information on our Website is not part of this Annual Report on Form 10-K.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under sections 13(a) or 15(d) of the Securities Exchange Act of 1934 are made available free of charge on our corporate Internet Website investor webpage at www.hopto.com (click on “SEC Reporting” link) as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. We may suspend our obligation to make such reports in the future.

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

Strategic Customer Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets. We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us. Our strategic relationships for all GO-Global products include the following:

●	We are party to a non-exclusive distribution agreement with KitASP, a Japanese application service provider founded by companies within Japan’s electronics and infrastructure industries, including NTT DATA, Mitsubishi Electric, Omron, RICS, Toyo Engineering and Hitachi. Pursuant to this agreement, which was entered into in September 2011, KitASP has licensed our GO-Global product line for inclusion in their software products, primarily their server-bundled application service provider software solution. Either party may terminate the contract upon 60 days’ written notice to the other party.

●	We are party to a non-exclusive channel partner agreement with Elosoft Informatica Ltda, a South American distributor of various technology products, including both hardware and software offerings, and related services. Under the terms of this agreement, Elosoft has licensed both our GO-Global Windows Host and GO-Global for UNIX software for deployment to their distribution network with both sub-distributors and end-users. Our agreement with Elosoft, which was originally entered into in February 2005, automatically renews annually. Either party may terminate the agreement upon 60 days’ written notice to the other party.

●	We are party to a non-exclusive global purchasing agreement with Alcatel-Lucent, a telecommunications, network systems and services company. Pursuant to this relationship, which started in July 1999, Alcatel-Lucent has licensed our GO-Global for UNIX software for inclusion with their software products. Many of Alcatel-Lucent’s customers are using our server-based software to remote access Alcatel-Lucent’s Network Management Systems applications. Since December 2012, we have mutually agreed with Alcatel-Lucent to renew this contract each year for additional one-year with terms consistent with those set forth in the expired contract. The current renewal period expires in December 2019.

●	We are party to a non-exclusive distribution agreement with GE Intelligent Platforms (“GE”), a U.S. based designer, manufacturer, and supplier of products for industrial control and automation. GE has licensed our GO-Global product line for inclusion in their automation and production management software products. Our agreement with GE, which was originally entered into in December 2002, automatically renews annually. Either party may terminate the contract upon 60 days’ written notice to the other party.

●	In August 2011 we entered into an agreement with GAD eG (“GAD”), a Germany based provider of information technology, software development and data processing solutions for retail banks. GAD licensed our GO-Global for Windows software and embedded it in their banking applications. This agreement covered a one-time transaction of theirs with a large German bank. The installation of their software application generated significant product license sales for us in 2011 and 2012. Since then, we continued to have large maintenance renewals from these product licenses and expect to have maintenance sales in future years; however we do not expect to have future product licensing sales to GAD comparable to the 2012 and 2011 levels.

●	In January 2010, we entered into a non-exclusive reseller and distribution agreement with Information Delivery Systems, LLC (IDS), a U.S. based publisher and hosting solutions provider for churches and educational institutions. IDS has licensed our GO-Global for Windows software and has utilized it as the hosting engine for its cloud-based solutions. Our agreement with IDS automatically renews annually. Either party may terminate the contract upon 60 days’ written notice to the other party.

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

We currently consider the following to be our most significant customers and partners. For the purposes of this table, “Sales” refers to the dollar value of orders received from these customers and partners in the period indicated. These Sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees. In 2017, deferrals of fees associated with stocking orders of software licenses were also required.

	2018	2017
Customer	% Sales	% Sales
Centric System	9.5%	6.9%
Elosoft	10.4%	16.9%
IDS	8.0%	5.5%
KitASP	6.2%	4.4%
Total	34.1%	33.7%

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

Employees

As of March 31, 2019, we had a full-time equivalent of 13.5 total employees, including 2 in marketing, sales and support, 8.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 2.5 in administration and finance and 0.5 in our patent group. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

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

We have experienced significant operating and net losses since we began operations. After years of losses, any improvement in financial performance could reverse if our GO-Global business, our only source of revenue, declines or if we are unable to maintain control over our expenses.

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

Our significant stocking resellers are typically ISVs who have bundled our products with theirs to sell as Web-enabled versions of their products. These customers maintain inventories of our products for resale. If these customers decide to maintain a lower level of inventory in the future and/or they are unable to sell their inventory to end users as quickly as they have in the past, business could be materially adversely impacted.

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

We have incurred significant net losses since our inception. As of December 31, 2018, we had an accumulated deficit of $80,448,700  and a working capital deficit of $716,200. Our ability to continue to generate net profits and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks, some of which are described in this Annual Report on Form 10-K. As a very small company, we have limited ability to deploy new revenue increasing opportunities, and limited flexibility to respond to unforeseen adverse developments, such as customer losses, adverse market developments or unanticipated expenses. Although our current operating plan does not call for the raising of new capital, if we need to raise new capital, our ability to do so is extremely limited given our very small market capitalization and the limited volume in the trading of our common stock.

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

Sales of products within our GO-Global product families are likely to be our only source of revenue during 2019.

Sales of products within our GO-Global product families, and related enhancements, were our only source of revenue during 2018 and will continue to be our only source of revenue during 2019. The success, if any, of our new GO-Global releases may depend on a number of factors, including market acceptance of the new GO-Global releases and our ability to manage the risks associated with introducing such releases. Declines in demand for our GO-Global products could occur as a result of, among other factors:

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

In addition, our royalty and license revenues are impacted by fluctuations in OEM licensing activity from quarter to quarter, which may involve one-time orders from non-recurring customers, or customers who order infrequently. Our expense levels are based, in part, on expected future orders and sales; therefore, if orders and sales levels are below expectations, our operating results are likely to be materially adversely affected. Additionally, because significant portions of our expenses are fixed, a reduction in sales levels may disproportionately affect our net financial results. Also, we may reduce prices and/or increase spending in response to competition or to pursue new market opportunities. Because of these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of investors. In that event, the trading price of our common stock would likely be adversely affected.

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

We have sought to match our expenses structure with business opportunities, but this creates risks. As a result, our current Chief Executive Officer and Interim Chief Financial Officer does not receive any salary from the Company, which potentially understates current operating expenses and overstates profitability of the Company. The Company also relies on the considerable expertise of our Board of Directors and the moderate use of professional advisors. The Company and stockholders should recognize that this arrangement limits the Company’s ability to respond to challenges and develop opportunities. Should the Company revise its approach to management by hiring additional resources, this too, can create risks to the cost savings we have achieved, if any anticipated business opportunities are not realized.

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

We plan to make acquisitions, which could require significant management attention, disrupt our business, dilute our stockholders, and seriously harm our business.

As part of our business strategy, we intend to make acquisitions . Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition, any of which could seriously harm our business. Selling equity to finance any such acquisitions would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

In addition, on average, it is difficult to finalize the purchase price allocation and accounting. Therefore, it is possible that our valuation of an acquisition may change and result in unanticipated write-offs or charges, impairment of our goodwill, or a material change to the fair value of the assets and liabilities associated with a particular acquisition, any of which could seriously harm our business.

We are not likely to have the capital to acquire large businesses. Therefore the businesses we acquire may require significant investment in corporate infrastructure, repositioning, incremental sales, marketing or product development.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions.

We have a significant number of outstanding warrants and options, and future sales of these shares could adversely affect the market price of our common stock.

As of December 31, 2018 we had outstanding warrants for an aggregate of 511,801 and 111,111 shares of common stock, at a weighted average exercise price of $0.01 and $0.40, respectively. As of December 31, 2018, we had outstanding options exercisable for an aggregate of 117,675 at weighted average exercise prices of $2.57 per share. The holders may sell these shares exercisable under warrants or options in the public markets from time to time. In addition, if our stock price rises, more outstanding warrants and options will be “in-the-money” and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Under a final settlement in May 2018 related to previously accrued liquidated damages, the exercise price of 511,801 outstanding warrants mentioned above, previously had a weighted average price of $10.77, was reduced to $0.01 per share, and the duration of such warrants, which were to expire between June 17, 2018 and January 7, 2019, was extended to 5 years from the issuance date of May 21, 2018. If such warrants were to be exercised, as we expect they would, that would result in dilution to existing shareholders who do hold such warrants.

Our common stock is quoted on the FINRA OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted under the symbol “HPTO” on the OTC Bulletin Board market (“OTCBB”) operated by FINRA (Financial Industry Regulatory Authority) and on the OTC Markets Group QB tier (“OTCQB”). Neither the OTCBB nor the OTCQB is a “national securities exchange,” and in general, each is a significantly more limited market than the markets operated by the New York Stock Exchange and NASDAQ. The quotation of our shares on the OTCBB and the OTCQB could result in a less liquid market being available for existing and potential stockholders to trade shares of our common stock, which could depress the trading price of our common stock and have a long-term adverse impact on our ability to raise capital in the future. Because of the limited trading market for our common stock, and because of the significant price volatility, investors may not be able to sell their shares of common stock when they want to do so. We may not support any continued trading market for our shares.

Our stock may lose access to a viable trading market.

Given the increasing cost and resource demands of being a public company, we may decide to “go dark,” or discontinue our obligation to make periodic filings with the SEC, by deregistering our securities, for a period of time until our assets and stockholder base are sufficient to warrant public trading again. During such time, there would be a substantial decrease in disclosure by us of our operations and prospects, and a substantial decrease in the liquidity in our common stock even though stockholders may still continue to trade our common stock in the OTC market or “pink sheets.” The market’s interpretation of a company’s motivation for “going dark” varies from cost savings, to negative changes in the firm’s prospects, to serving insider interests, which may affect the overall price and liquidity of a company’s securities.

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

Provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and our Rights Agreement may prevent or discourage third parties or our stockholders from attempting to replace our management or influencing significant decisions.

Provisions in our Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws may have the effect of delaying or preventing a change in control of our company or our management, even if doing so would be beneficial to our stockholders. These provisions include, but are not limited to, authorizing our Board of Directors to issue preferred stock without stockholder approval and limiting the persons who may call special meetings of stockholders and providing that stockholders cannot take action by written consent in lieu of a meeting. The Rights Agreement works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires five percent (5.0%) or more of the Common Shares without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. The Rights Agreement is not intended to interfere with any merger, tender or exchange offer or other business combination approved by the Board. Nor does the Rights Agreement prevent the Board from considering any offer that it considers to be in the best interest of its stockholders. The Rights expire at or prior to the earlier of (i) February 16, 2021 or (ii) the redemption or exchange of the Rights as provided for in the Rights Agreement. Together, these charter and contractual provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters currently occupies approximately 2,527 square feet of office space in Concord, New Hampshire, under a lease that expired in August 2016. On August 31, 2016, we signed an amendment to extend the lease on a month-to-month basis and requiring a six-month notice from the lessor to terminate. Rent on the corporate headquarters continues at $4,000 per month for the current extension of the lease as of December 31, 2018.

Our former corporate headquarter office leases at both 51 E. Campbell Ave in Campbell, California and at 1919 S. Bascom Ave in Campbell, California were terminated on September 30, 2018 and October 31, 2018, respectively.

We have certain employees who work remotely in various states. We believe our current facilities will be adequate to accommodate our needs for the foreseeable future.

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

Market Information

Since March 27, 2003 our common stock has been quoted on the Over-the-Counter Bulletin Board under the symbol “HPTO.”

On March 26, 2019 there were approximately 110 holders of record of our common stock.

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

During the fourth quarter of 2016, we ceased all of our sales, marketing and development efforts for the hopTo products we do not expect any meaningful revenues from these products in the foreseeable future.

Except for the sale of 7 patents sold to Salesforce.com during the fourth quarter of 2017, we own all hopTo-related intellectual property including source-code, related patents, and the relevant trademarks. We believe these assets have value and are continuously evaluating opportunities to maximize such potential benefits from these assets.

There is no certainty as to timing or success of our efforts to extract residual value from our hopTo assets, and stockholders should not place any reliance on the outcome of such efforts unless and until definitive agreements are reached, which may include the sale of certain of our hopTo software products or additional sales of patents.

The following discussion should be read in conjunction with the consolidated financial statements and related notes provided in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Critical Accounting Policies

Basis of Presentation and Use of Estimates

The consolidated financial statements include the accounts of hopTo Inc. and its subsidiaries (collectively, “we”, “us”, “our”, or “Company”); significant intercompany accounts and transactions are eliminated upon consolidation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives of property of equipment, valuation and amortization of intangible assets (including capitalized software); depreciation of long-lived assets; valuation of warrants; post-employment benefits; and accruals for liabilities, deferred rent, and taxes. While the Company believes that such estimates are fair, actual results could differ materially from those estimates.

Certain prior year information has been reclassified to conform to current year presentation.

Revenue Recognition

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

For the year ended December 31, 2017, software license revenues were recognized when:

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

In 2017, revenue recognized on software arrangements involving multiple deliverables is allocated to each deliverable based on vendor-specific objective evidence (“VSOE”) or third party evidence of the fair values of each deliverable; such deliverables include licenses for software products, maintenance, private labeling fees, or customer training. The Company limits its assessment of VSOE for each deliverable to either the price charged when the same deliverable is sold seprately or the price established by management having the relevant authority to do so, for a deliverable not yet sold separately.

If sufficient VSOE of fair value does not exist, so as permitted the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement was deferred until such evidence existed or until all elements were delivered. If VSOE of the fair value did not exist and the only undelivered element was maintenance, then revenue was recognized on a ratably. If VSOE of the fair value of all undelivered elements exists but evidence did not exist for one or more delivered elements, then revenue was recognized using the residual method. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue.

Certain resellers (“stocking resellers”) purchased product licenses that they held in inventory until they were resold to the ultimate end-user (an “inventory stocking order”). At the time that a stocking reseller placed an inventory stocking order, no product licenses were shipped by the Company to the stocking reseller rather, the stocking reseller’s inventory was credited with the number of licenses purchased and the stocking reseller can resell (issue) any number of licenses from their inventory at any time. Upon receipt of an order to issue one or more licenses from a stocking reseller’s inventory (a “draw down order”), the Company would ship the licenses(s) in accordance with the draw down order’s instructions.

In 2017, maintenance revenue was recognized from service contracts ratably over the related contract period, which generally ranges from one to five years.

Effective January 1, 2018, ASC 606, Revenue from Contracts with Customers, changed the recognition of revenue standards for reporting periods beginning after December 31, 2017.

For the year ended December 31, 2018, revenue recognition was determined by

●	identifying the contract, or contracts, with a customer;

●	identifying the performance obligations in each contract;

●	determine the transaction price;

●	allocating the transaction price to the performance obligations in each contract; and

●	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services

When control of the promised products and services are transferred to our customers, we recognize revenue in the amount that reflects the consideration we expect to receive in exchange for these products and services.

Product Sales

All of our licenses are delivered to the customer electronically. The Company sends the license key to the customer to download the related software from Company portal. We recognize revenues upon delivery of these licenses. For stocking resellers who purchase licenses through inventory stocking orders with the intent to resell to an end-user, revenue is recognized when the resellers’ accounts have been credited, at their discretion, for the number of licenses purchased.

Service Revenue

Similar to 2017, 2018 maintenance revenue was also recognized from service contracts ratably over the related contract period.

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

The change to the current revenue policy is the timing of revenue recognition for software licenses purchased by stocking resellers. Under the guidance of ASC 605, the Company recognized revenue upon the delivery of licenses to end users when they were purchased from the stocking reseller. Under ASC 606, license revenue is recognized upon crediting of the licenses to the stocking reseller account for draw down at their discretion after placement of the stocking order by the stocking reseller since control transfers to the customer. During the year ended December 31, 2018, this change in revenue policy resulted in lower license revenue of $231,300 when compared to 2017. This lower license revenue had the same impact on gross profit, loss from operations and net loss.

The Company recorded $1,391,900 to opening accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to deferred license revenue associated with stocking orders placed in prior periods which had not been sold through to end users as of December 31, 2017.

The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 under current assets, deferred revenue and accumulated deficit for the adoption ASU 2014-09, Revenue - Revenue from Contracts with Customers were as follows:

Balance Sheet	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018

Current Assets
Deferred COGS	$—	$20,000	$20,000

Liabilities and Stockholders’ Equity
Accumulated Deficit, net of tax	$(81,849,200)	$1,391,900	$(80,457,300)

Current Liabilities
Deferred Revenue	$1,845,100	$(609,700)	$1,235,400
Long Term Liabilities
Deferred Revenue	$1,409,700	$(802,200)	$607,500

All of the Company’s software licenses are denominated in U.S. dollars.

As a result of the adoption of ASU NO. 2014-09, our 2018 revenues were subject to greater variability.

Deferred Rent

Our former corporate headquarters office leases at both 51 E. Campbell Ave in Campbell, California and at 1919 S. Bascom Ave in Campbell, California were terminated on September 30, 2018 and October 31, 2018, respectively.

As of December 31, 2018, 2018 and 2017, respectively, net deferred rent was $0 and $74,100.

Long-Lived Assets

Long-lived assets, which consist primarily of capitalized software, are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Typically, for long-lived assets held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate. Assets  held and used that are affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During 2018 and 2017, no such impairment was recorded.

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

Allowance for doubtful accounts as of December 31, 2018 and, 2017 amounted to $3,600 and $7,800, respectively.

Stock-Based Compensation

We apply the fair value recognition provisions of the Financial Accounting Standards Board (FASB) Codification Subtopic (ASC) 718-10, “Compensation – Stock Compensation.” We estimate the fair value of each option grant on the date of grant using the binomial model. Stock-based compensation is estimated using our stock price volatility for grants awarded by analyzed historic volatility over a period of time equal in length to the expected option term for the period being issued. For grants made to newly hired employees the period of time over which we analyzed our historic volatility ended on the last day of the quarter during which the new employee was hired. We derived an annualized forfeiture rate by analyzing our historical forfeiture data, including consideration of the impact of certain non-recurring events, such as reductions in our work force. Our estimates of the expected option term and the estimated exercise factor are derived from an analysis of historical data and future projections. The approximate risk-free interest rate is based on the implied yield available on U.S. Treasury issues with remaining terms equivalent to our expected option term. We believe that each of these estimates is reasonable in light of the data we analyzed. However, as with any estimate, the ultimate accuracy of these estimates is only verifiable over time. During the years ended December 31, 2018 and 2017, we did not issue any stock options.

During the years ended December 31, 2018 and 2017, respectively, we recorded $0 and $13,400 in stock based compensation expense. All remaining active stock options at the end of December 31, 2017 and 2018 were fully vested.

The following table illustrates the $0 and $13,400 non-cash stock-based compensation expense recorded, net of amounts capitalized, during the years ended December 31, 2018 and 2017, respectively by income statement classification:

	2018	2017
Cost of revenue	$-	$100
Selling and marketing expense	-	200
General and administrative expense	-	13,000
Research and development expense	-	100
	$-	$13,400

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentration of credit risk, consist principally of cash and trade receivables. We place cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limit the amount of credit exposure to any one financial institution. As of December 31, 2018, and 2017, respectively, we had approximately $642,500 and $765,400 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2018 and 2017, we currently consider the following to be our most significant customers and partners. For the purposes of this table, “Sales” refers to the dollar value of orders received from these customers and partners in the period indicated. These Sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees. In 2017, deferrals of fees associated with stocking orders of software licenses were also required.

	2018		2017
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
Centric System	9.5%	3.2%	6.9%	12.6%
Elosoft	10.4%	32.1%	16.9%	56.2%
GE	3.9%	15.4%	0.6%	0.0%
ThermoLabSystem	4.1%	10.8%	2.9%	4.9%
Total	27.9%	61.5%	27.3%	73.7%

Results of Operations

Set forth below is statement of operations data for the years ended December 31, 2018 and 2017 along with the dollar and percentage changes from 2017 to 2018 in the respective line items.

	Year Ended December 31,		Increase (Decrease)
	2018	2017	Dollars	Percentage
Revenue
Software licenses	$812,900	$1,530,800	$(717,900)	(46.9)%
Software service fees	2,240,300	2,297,700	(57,400)	2.5%
Other	100,200	61,000	39,200	64.3%
Total Revenue	3,153,400	3,889,500	(736,100)	(18.9)%

Cost of revenue
Software service costs	52,100	57,000	(4,900)	(8.6)%
Software product costs	93,700	11,300	82,400	729.2%
Total Cost of revenue	145,800	68,300	77,500	113.5%
Gross profit	3,007,600	3,821,200	(813,600)	(21.3)%

Operating expenses
Selling and marketing	412,300	355,300	57,000	16.0%
General and administrative	1,236,900	1,558,400	(321,500)	(20.6)%
Research and development	1,518,700	1,500,100	18,600	1.2%
Total Operating expenses	3,167,900	3,413,800	(245,900)	(7.2)%
Income(loss) from operations	(160,300)	407,400	(567,700)	(139.3)%

Other income (expense)

Interest and other income	131,500	197,000	(65,500)	(33.2)%
Interest and other expense	(1,700)	(500)	(1,200)	240.0%
Total other income (expense)	129,800	196,500	(66,700)	(33.9)%
Income (loss) before provision for income tax	(30,500)	603,900	(634,400)	(105.1)%
Provision for income taxes	900	3,300	(2,400)	(72.7)%
Net income (loss)	$(31,400)	$600,600	$(632,000)	105.2)%

Revenue

Software Licenses

The table that follows summarizes software licenses revenue for the years ended December 31, 2018 and 2017, and calculates the change in dollars and percentage from 2017 to 2018 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software licenses	2018	2017	Dollars	Percentage
Windows	$714,800	$1,255,200	$(540,400)	(43.1)%
UNIX/Linux	98,100	275,600	(177,500)	(64.4)%
Total	$812,900	$1,530,800	$(717,900)	(46.9)%

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

The decrease in Windows software licenses revenue for the year ended December 31, 2018, as compared with the prior year, was primarily due to our adoption of ASC 606 effective January 1, 2018 and lower orders for software licenses. Under ASC 605, Windows software license revenue for during 2018 would have been $1,023,800, which is $231,300 or 18.4% lower than 2017.

Software licenses revenue from our UNIX/Linux products during 2018 is lower than during 2017 primarily due to lower revenue from certain of our European telecommunications customers, partially offset by higher revenue from certain end users and other resellers.

We expect aggregate GO-Global software license revenue in 2019 to be approximately the same to modestly higher than 2018 levels as we are observing a mix of both lower and higher aggregate revenue from our stocking resellers. At the same time, we continue to work to maintain or improve cash flow from the GO-Global business through cost control and other measures.

Software Service Fees

The table that follows summarizes revenue recognized derived from software service fees for the years ended December 31, 2018 and 2017, and calculates the changes in dollars and percentage from 2017 to 2018 in the respective line item.

	Year Ended December 31,		Increase (Decrease)
Software service fees	2018	2017	Dollars	Percentage
Windows	$1,856,500	$1,769,200	$87,300	4.9%
UNIX/Linux	383,800	528,500	(144,700)	(27.4)%
Total	$2,240,300	$2,297,700	$(57,400)	(2.5)%

The increase in software service fees revenue attributable to our Windows products during 2018, as compared with 2017, was primarily due to the increased license sales that we reported during fiscal year 2017.

The decrease in service fees revenue attributable to our UNIX products for 2018, as compared with 2017, was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of certain long term maintenance contracts. The majority of this decrease was attributable to our European telecommunications customers, as discussed above.

We expect that software service fees for 2019 will be approximate to those for 2018.

Other

The increase in other revenue for 2018, as compared with 2017, was primarily due to an increase in private labeling fees associated with certain of our GO-Global ISV Partners.

Costs of Revenue

Cost of revenue is comprised primarily of software service costs, which represent the costs of customer service. Also included in cost of revenue are software product costs, which are primarily comprised of the amortization of capitalized software development costs and costs associated with licenses to third party software included in our product offerings, and the required import tax withholdings from Brazil resellers. We incur no significant shipping or packaging costs as virtually all of our deliveries are made via electronic means over the Internet.

Research and development costs for new product development, after technological feasibility is established, are recorded as “capitalized software” on our Consolidated Balance Sheet. Such capitalized costs are subsequently amortized to cost of revenue as a component of software product costs over the shorter of three years or the remaining estimated life of the products so capitalized. We capitalized and amortized $0 of software development costs during 2018 and 2017.

Cost of revenue for the year ended December 31, 2018 increased by $77,500, or 113.5%, to $145,800 from $68,300 for 2017. Cost of revenue represented 4.6% and 1.8% of total revenue for the years ended December 31, 2018 and 2017, respectively.

Software Service Costs - Software service costs decreased slightly during 2018, as compared with 2017, due to lower customer support costs associated with GoGlobal. We expect software service costs for 2019 to approximately the same as 2018 as we have been able to reduce headcount costs in this area due to a lower level of effort required.

Software Product Costs - The increase in software product costs for 2018, as compared with 2017, almost entirely due to certain taxes that our Brazilian resellers are required to pay for importation of our software.

For the reasons outlined above, we expect 2019 costs of revenue to be approximately the same as 2018 levels.

Selling and Marketing Expenses. Selling and marketing expenses primarily consist of employee costs (inclusive of non-cash stock-based compensation expense), outside services and travel and entertainment expenses.

Selling and marketing expenses for the year ended December 31, 2018 increased by $57,000, or 16%, to $412,300 from $355,300 in 2017. Selling and marketing expenses for the years ended December 31, 2018 and 2017 represented approximately 13.1% and 9.1% of total revenue, respectively. The increase in selling and marketing expenses was due to a combination of investment in an updated website for the GO-Global products and higher wages for our sales and marketing employees.

We expect to maintain our sales and marketing efforts in 2019 for anticipated GO-Global releases with select targeted modest investments in promotional activity; accordingly, for this reason, we expect 2019 sales and marketing expenses to be slightly higher than 2018 levels.

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

General and administrative expenses for the year ended December 31, 2018 decreased by $321,500, or 20.6%, to $1,236,900 from $1,558,400 for 2017. General and administrative expenses for the years ended December 31, 2018 and 2018 represented approximately 39.2% and 40.1% of total revenue, respectively.

The decrease in general and administrative expense in 2018 was due a combination of decreased executive compensation associated with resignation of the former CEO in July 2017, and savings from termination of the former Campbell, CA office leases.

In 2019, we intend to continue cost controls related to executive compensation and anticipate a reduction in legal fees compared to 2018 levels, which were higher due filing the S-1, annual meeting and related expenses. We therefore expect that our 2019 general and administrative costs will be slightly lower than those for 2018.

Research and Development Expenses. Research and development expenses consist primarily of employee costs, payments to contract programmers, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses, net of amounts capitalized, increased by $18,600, or 1.2%, to 1,518,700 for the year ended December 31, 2018 from $1,500,100 in the prior year. Research and development expenses for the years ended December 31, 2018 and 2017 represented approximately 46.8% and 38.6% of total revenue, respectively.

During both 2018 and 2017, we capitalized $0 of software development costs.

The increase in research and development expense is primarily due to higher consulting fees associated with new releases with our GO-Global products.

In 2019, we expect to continue with investments in research and development resources associated with our GO-Global products based on market feedback. We therefore expect 2019 research and development expenses to be slightly higher than 2018 levels.

Income Taxes. For the years ended December 31, 2018 and 2017, we recorded a current tax provision for a foreign subsidiary of approximately $900 and $3,300, respectively. At December 31, 2018, we had approximately $63.8 million of federal net operating loss carryforwards, which will begin to expire in 2019. Also at December 31, 2018, we had approximately $6.9 million of California state net operating loss carryforwards available to reduce future taxable income, which begin to expire in 2028. During the years ended December 31, 2018 we did not utilize any federal and California net operating losses and have recorded a full valuation allowance against each of them.

At December 31, 2018, we had approximately $0.9 million of federal research and development tax credits, for which a full valuation allowance has been provided. Such tax credits will begin to expire in 2019.

Net Income/ (Loss). As a result of the foregoing items, we reported a net loss of $31,400 for the year ended December 31, 2018 and a net income of 600,600 for the year ended December 31, 2017.

Liquidity and Capital Resources

Our reported net loss of $31,400 in 2018 included non-cash items: changes in deferred rent liability of $74,100, allowance for doubtful accounts of $4,200, $700 loss from disposal of fixed asset, depreciation of $29,700 and contributed services of $75,000.

We did not invest in capital expenditures or capitalized software development cost during 2018.

We purchased back certain warrants from our investors for $15,500 during the year ended December 31, 2018.

During fiscal 2018 we have continued to carefully manage our operating expense and are seeking areas to reduce operating expense further in 2019.

In addition, for the reasons described above, we expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this Annual Report on Form 10-K; however, we do not expect these funds and resources to be sufficient for material new investments in our GO-Global business.

We have had, and as a regular part of our business from time to time continue to have, discussions with various parties about the possibility of strategic transactions.

Cash and Cash Equivalents

Our cash consists of cash from operations and interest earned from bank sweep accounts. As of December 31, 2018, cash was $892,500 as compared with $1,015,400 as of December 31, 2017, a decrease of $122,900, or 12.1%. The decrease primarily resulted from the cash used in our operations.

Accounts Receivable, net

At December 31, 2018 and 2017, we had $210,800 and $426,800, respectively, in accounts receivable, net of allowances totaling $3,600 and $7,800, respectively. The decrease in net accounts receivable was primarily due to lower sales during the three-month period ended December 31, 2018, as compared with same period ended December 31, 2017. We collect the significant majority of our quarter-end accounts receivable during the subsequent quarter; accordingly, increases or decreases in accounts receivable from one period to the next tends to be indicative of the trend in our sales from one period to the next. From time to time, we could have individually significant accounts receivable balances due us from one or more of our significant customers. If the financial condition of any of these significant customers should deteriorate, our operating results could be materially affected.

Working Capital

As of December 31, 2018, we had current assets of $1,182,300 and current liabilities of $1,898,500, which netted to a working capital deficit of $(716,200). Included in current liabilities was the current portion of deferred revenue of $1,300,300.

Commitments and Contingencies

As of December 31, 2018, we do not have any contractual commitments for future periods. The office leases for our former offices at 51 E. Campbell Ave., Campbell, California and 1919 S. Bascom Avenue, Campbell, California were expired on September 30, 2018 and October 31, 2018, respectively. Our current headquarters in Concord, NH is on a month to month lease agreement for a $4,000 for monthly payment.

Rent expense aggregated approximately $28,600 and $67,600, for the years ended December 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Subsequently FASB released several updates to ASU 2014-09 including ASU 2016- 20, ASU 2016-12, ASU-2016-10, ASU-2016-08, and ASU-2015-14. The effective date for ASU 2014-09 was January 1, 2018. The new standard supersedes nearly all existing revenue recognition standards. The Company adopted this standard using the modified retrospective approach. The Company had completed its assessment of the new standard, but continues to assess potential impacts primarily related to upgrade rights held by a limited number of customers. We believed the most significant change to the timing and amount of revenue recognition under the new standard is related to our stocking orders. Under the prior standard, we deferred substantially all of the licensing revenue associated with stocking orders until delivery to the end user. Under the new standard, substantially all licensing revenue from stocking orders were recognized at the time the licenses were delivered to our customers, who are generally resellers or distributors. Based upon our agreements with our customers, we believed that under the new standard, the ownership rights and rewards of the software licenses have been transferred. Due to this change, we recorded substantially all of our deferred licensing revenue to retained earnings under the modified retrospective, effective January 1st, 2018.

As a result of the adoption of ASU 2014-09, our annual and quarterly revenues were subject to greater variability.

Future Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Upon adoption of this accounting policy, we do not expect a material impact to our consolidated financial statements. As of December 31, 2018, we do not have any material leases.

Disclosure Update and Simplification

In July 2016, the SEC released Disclosure Update and Simplification, No. 33-10532 amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. GAAP, International Financial Reporting Standards (“IFRS”), or changes in the information environment. The Commission also solicited comments on a number of disclosure requirements that overlap with, but require information incremental to, U.S. GAAP to determine whether to retain, modify, eliminate, or refer them to the FASB for potential incorporation into U.S. GAAP. This rule is effective November 5, 2018. As of December 31, 2018 we did not any material changes affecting our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

hopTo Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of hopTo Inc. and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, using the modified retrospective method resulting in a change in method of accounting for revenues.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

Chicago, IL

April 1, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of hopTo Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of hopTo Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2017, and the results of their operations and their cash flows for the year then ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Company Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Macias Gini & O’Connell LLP

We served as the Company’s auditor from 2008 to 2018.

Sacramento, California

April 17, 2018

hopTo Inc.

Consolidated Balance Sheets

	As of December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$892,500	$1,015,400
Accounts receivable, net of allowance for doubtful accounts of $3,600 and $7,800, respectively	210,800	426,800
Prepaid expenses and other current assets	79,000	112,900
Total Current Assets	1,182,300	1,555,100

Property and equipment, net	400	30,800
Other assets	17,800	17,800
Total Assets	$1,200,500	$1,603,700

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$318,700	$251,700
Accrued expenses	121,600	107,700
Accrued wages	145,800	275,700
Deferred rent	—	74,100
Deposit liability	12,100	93,500
Deferred revenue	1,300,300	1,845,100
Other current liabilities	—	855,100
Total Current Liabilities	1,898,500	3,502,900

Long Term Liabilities:
Deferred revenue	491,500	1,409,700
Total Liabilities	2,390,000	4,912,600

Commitments and contingencies (Note 10)

Shareholders’ Equity (Deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,804,400 shares issued and outstanding, respectively	$1,000	$1,000
Additional paid-in capital	79,298,200	78,539,300
Accumulated deficit	(80,488,700)	(81,849,200)
Total Shareholders’ Deficit	(1,189,500)	(3,308,900)
Total Liabilities and Shareholders’ Deficit	$1,200,500	$1,603,700

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2018	2017
Revenue
Software licenses	$812,900	$1,530,800
Software service fees	2,240,300	2,297,700
Other	100,200	61,000
Total Revenue	3,153,400	3,889,500

Cost of Revenue
Software service costs	52,100	57,000
Software product costs	93,700	11,300
Total Cost of Revenue	145,800	68,300

Gross Profit	3,007,600	3,821,200

Operating Expenses
Selling and marketing	412,300	355,300
General and administrative	1,236,900	1,558,400
Research and development	1,518,700	1,500,100
Total Operating Expenses	3,167,900	3,413,800

Income (Loss) from Operations	(160,300)	407,400

Other Income (Expense)
Interest and other income	131,500	197,000
Interest and other expense	(1,700)	(500)
Total Other Income (Expense)	129,800	196,500
Income (Loss) before provision for income tax	(30,500)	603,900
Provision for income tax	900	3,300

Net Income (Loss)	$(31,400)	$600,600
Earnings per share – basic and diluted	$(0.00)	$0.06
Weighted Average Common Shares Outstanding – Basic	10,150,867	9,804,400
Weighted Average Common Shares Outstanding – Diluted	10,150,867	9,804,400

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

	For the Years Ended December 31,
	2018	2017
Preferred stock - shares outstanding
Beginning balance	—	—
Ending balance	—	—
Common stock - shares outstanding
Beginning balance	9,804,400	9,804,400
Ending balance	9,804,400	9,804,400
Common stock – amount
Beginning balance	$1,000	$1,000
Ending balance	$1,000	$1,000
Additional paid-in capital
Beginning balance	$78,539,300	$78,525,900
Stock-based compensation expense	—	13,400
Issuance of new warrants	699,400	—
Contributed services	75,000	—
Payments for repurchase of warrants	(15,500)	—
Ending balance	$79,298,200	$78,539,300
Accumulated deficit
Beginning balance	$(81,849,200)	$(82,449,800)
Cumulative effect from change of accounting policies	1,391,900	—
Net income (loss)	(31,400)	600,600
Ending balance	$(80,488,700)	$(81,849,200)

Total Shareholders’ Deficit	$(1,189,500)	$(3,308,900)

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017
Cash Flows Provided By (Used In) Operating Activities:
Net income / (loss)	$(31,400)	$600,600
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	29,700	51,200
Contributed services	75,000	-
Stock based compensation expense	-	13,400
Change in allowance for doubtful accounts	(4,200)	100
Loss on disposal of fixed assets	700	60,400
Loss on sublease	-	63,100
Net gain on sale of patents	-	(320,000)
Interest accrued for capital lease	-	200
Changes in deferred rent	(74,100)	(15,700)
Changes to liquidated damage on warrant liability	(155,700)	284,000
Changes in operating assets and liabilities:
Accounts receivable	220,200	(71,600)
Prepaid expenses and other current assets	33,900	(74,200)
Other assets (LT)	-	91,200
Accounts payable	67,000	(323,800)
Accrued expenses	13,900	20,300
Accrued wages	(129,900)	(37,200)
Deposit liability	(81,400)	12,100
Deferred revenue	(71,100)	(198,800)
Net Cash Provided By (Used In) Operating Activities	(107,400)	155,300
Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of fixed assets	-	900
Proceeds from sale of patents	-	320,000
Net Cash Provided By Investing Activities	-	320,900
Cash Flows Provided By (Used In) Financing Activities:
Payments for repurchase of warrants	(15,500)	-
Payments for capital lease	-	(7,000)
Net Cash Used In Financing Activities	(15,500)	(7,000)
Net Increase/ (Decrease) in Cash and Cash equivalents	(122,900)	469,200
Cash and cash equivalents, beginning of year	1,015,400	546,200
Cash and cash equivalents, end of year	$892,500	$1,015,400

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

2. Significant Accounting Policies

Basis of Presentation and Use of Estimates. The consolidated financial statements include the accounts of hopTo Inc. and its subsidiaries (collectively, “we”, “us”, “our”, or “Company”); significant intercompany accounts and transactions are eliminated upon consolidation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include: the amount of stock-based compensation expense; the allowance for doubtful accounts; the estimated lives of property of equipment, valuation and amortization of intangible assets (including capitalized software); depreciation of long-lived assets; valuation of warrants; post-employment benefits; and accruals for liabilities, deferred rent, and taxes. While the Company believes that such estimates are fair, actual results could differ materially from those estimates.

Certain prior year information has been reclassified to conform to current year presentation.

Liquidity. The Company has incurred significant net losses since inception. As of December 31, 2018, we had an accumulated deficit of $80,448,700  and a working capital deficit of $716,200, which includes deferred revenue of $1,300,300. Our ability to continue to generate net income and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

For the year ended December 31, 2017, software license revenues were recognized when:

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

In 2017, revenue recognized on software arrangements involving multiple deliverables is allocated to each deliverable based on vendor-specific objective evidence (“VSOE”) or third party evidence of the fair values of each deliverable; such deliverables include licenses for software products, maintenance, private labeling fees, or customer training. The Company limits its assessment of VSOE for each deliverable to either the price charged when the same deliverable is sold separately or the price established by management having the relevant authority to do so, for a deliverable not yet sold separately.

If sufficient VSOE of fair value does not existed, so as permitted the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement was deferred until such evidence existed or until all elements were delivered. If VSOE of the fair value did not exist and the only undelivered element was maintenance, then revenue was recognized on a ratably. If VSOE of the fair value of all undelivered elements exists but evidence did not exist for one or more delivered elements, then revenue was recognized using the residual method. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue.

Certain resellers (“stocking resellers”) purchased product licenses that they held in inventory until they were resold to the ultimate end-user (an “inventory stocking order”). At the time that a stocking reseller placed an inventory stocking order, no product licenses were shipped by the Company to the stocking reseller rather, the stocking reseller’s inventory was credited with the number of licenses purchased and the stocking reseller can resell (issue) any number of licenses from their inventory at any time. Upon receipt of an order to issue one or more licenses from a stocking reseller’s inventory (a “draw down order”), the Company would ship the licenses(s) in accordance with the draw down order’s instructions.

In 2017, maintenance revenue was recognized from service contracts ratably over the related contract period, which generally ranges from one to five years.

Effective January 1, 2018, ASC 606, Revenue from Contracts with Customers, changed the recognition of revenue standards for reporting periods beginning after December 31, 2017.

For the year ended December 31, 2018, revenue recognition was determined by

●	identifying the contract, or contracts, with a customer;

●	identifying the performance obligations in each contract;

●	determine the transaction price;

●	allocating the transaction price to the performance obligations in each contract; and

●	recognizing revenue when, or as, we satisfy performance obligations by transferring the promised goods or services

When control of the promised products and services are transferred to our customers, we recognize revenue in the amount that reflects the consideration we expect to receive in exchange for these products and services.

Product Sales

All of our licenses are delivered to the customer electronically. The Company sends the license key to the customer to download the related software from Company portal. We recognize revenue upon delivery of these licenses.  For stocking resellers who purchase licenses through inventory stocking orders with the intent to resell to an end-user, revenue is recognized when the resellers’ accounts have been credited, at their  discretion, for the number of licenses purchased.

Service Revenue

Similar to 2017, 2018 maintenance revenue was also recognized from service contracts ratably over the related contract period.

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

The change to the current revenue policy is the timing of revenue recognition for software licenses purchased by stocking resellers. Under the guidance ASC 605, the Company recognized revenue upon the delivery of licenses to end users when they were purchased from the stocking reseller. Under the guidance ASC 606, license revenue is recognized upon crediting of the licenses to the stocking resellers account for draw down at their discretion after placement of the stocking order by the stocking reseller. During the year ended December 31, 2018, this change in revenue policy resulted in lower license revenue of $231,300 when compared to 2017. This lower license revenue had the same impact on gross profit, income (loss) from operations and net income (loss).

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

The cumulative effect of the changes made to our condensed consolidated balance sheet as of January 1, 2018 under current assets, deferred revenue and accumulated deficit for the adoption ASU 2014-09, Revenue - Revenue from Contracts with Customers were as follows:

Balance Sheet	Balance at December 31, 2017	Adjustments due to ASC 606	Balance at January 1, 2018

Current Assets
Deferred COGS	$—	$20,000	$20,000

Liabilities and Stockholders’ Equity
Accumulated Deficit, net of tax	$(81,849,200)	$1,391,900	$(80,457,300)

Current Liabilities
Deferred Revenue	$1,845,100	$(609,700)	$1,235,400
Long Term Liabilities
Deferred Revenue	$1,409,700	$(802,200)	$607,500

All of the Company’s software licenses are denominated in U.S. dollars.

As a result of the adoption of ASU NO. 2014-09, our 2018 revenues were subject to greater variability.

Cash and Cash equivalents. The Company considers cash equivalents to be all highly liquid investments with a maturity of three months or less when purchased.

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

Software Development Costs. Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company did not capitalize any software development costs during 2018 or 2017. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value.

Deferred Rent. Our former corporate headquarters office leases at both 51 E. Campbell Ave in Campbell, California and at 1919 S. Bascom Ave in Campbell, California were terminated on September 30, 2018 and October 31, 2018, respectively. As of December 31, 2018, we have $0 deferred rent remaining to be amortized.

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

Allowance for doubtful accounts years ended December 31, 2018 and 2017, amounted to $3,600 and $7,800, respectively.

Income Taxes. In accordance with FASB ASC 740-10-05, “Income Taxes,” the Company performed a comprehensive review of uncertain tax positions as of December 31, 2018. In this regard, an uncertain tax position represents the expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes.

The Company and one or more of its subsidiaries are subject to United States federal income taxes, as well as income taxes of multiple state and foreign jurisdictions. The Company and its subsidiaries are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2012. There are no tax examinations currently underway for any of the Company’s or its subsidiaries’ tax returns for years subsequent to 2011.

The Company’s policy for deducting interest and penalties is to treat interest as interest expense and penalties as taxes. The Company had not accrued any amount for the payment of interest or penalties related to any uncertain tax positions at either December 31, 2018 or 2017, as its review of such positions indicated that such potential positions were minimal.

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

The Act significantly changes how the U.S. taxes corporations. The Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the Act, estimates in calculations, and preparation and analysis of information not previously relevant or regularly produced. As of December 31, 2018, the Company’s impact from the Act was immaterial.

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

As of December 31, 2018 and 2017, the Company did not have any Warrants Liability reported.

Long-Lived Assets. Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Typically, for long-lived assets held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and undiscounted future cash flows, among other variables, as appropriate. Assets held and used affected by an impairment loss are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. During 2018 and 2017, no such impairment was recorded.

Loss Contingencies. The Company is subject to the possibility of various loss contingencies arising in the ordinary course of business. The Company considers the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as its ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of the loss can be reasonably estimated. The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted. No such loss contingency was recorded during the years ended December 31, 2018 and 2017.

Stock-Based Compensation. The Company applies the fair value recognition provisions of FASB ASC 718-10, “Compensation – Stock Compensation.”

Valuation and Expense Information Under FASB ASC 718-10

The Company recorded stock-based compensation expense of $0 and $13,400 in the years ended December 31, 2018 and 2017, respectively. As required by FASB ASC 718-10, the Company estimates forfeitures of employee stock-based awards and recognizes compensation cost only for those awards expected to vest. Forfeiture rates are estimated based on an analysis of historical experience and are adjusted to actual forfeiture experience as needed.

For stock options granted, the Company set the exercise price equal to the closing fair market value of the Company’s common stock as of the grant date. No options were issued during the years ended December 31, 2018 and 2017.

The following table illustrates the non-cash stock-based compensation expense recorded during the years ended December 31, 2018 and 2017 by income statement classification:

	2018	2017
Cost of revenue	$-	$100
Selling and marketing expense	-	200
General and administrative expense	-	13,000
Research and development expense	-	100
	$-	$13,400

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

Earnings Per Share of Common Stock. FASB ASC 260-10, “Earnings Per Share,” provides for the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income or loss attributable to common shareholders by the weighted-average number of common shares outstanding, including penny warrants, for the period. Diluted earnings per share reflects the potential dilution of securities by adding other common stock equivalents, including common stock options, warrants, and unreleased (unvested) restricted stock awards in the weighted average number of common shares outstanding for a period, if dilutive. Potentially dilutive securities are excluded from the computation if their effect is antidilutive. For the years ended December 31, 2018 and 2017, 353,231 and 1,013,286, respectively, of common shares equivalents were excluded in the computation of diluted earnings per share since its effect would be antidilutive. For the years ended December 31, 2018 and 2017, no common shares equivalents were included in the computation of dilutive earnings per share.

Comprehensive Income (Loss). FASB ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. For the years ended December 31, 2018 and 2017, we did not have comprehensive income (loss).

Recent Accounting Pronouncements.

Effective January 1, 2018, ASC 606, Revenue from Contracts with Customers, changed the recognition of revenue standards for reporting periods beginning after December 31, 2017. (Refer to Note 2)

Future Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. Upon adoption of this accounting policy, we do not expect a material impact to our consolidated financial statements. As of December 31, 2018, the Company does not have any material leases.

Disclosure Update and Simplification

In July 2016, the SEC released Disclosure Update and Simplification, No. 33-10532 amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other Commission disclosure requirements, U.S. GAAP, International Financial Reporting Standards (“IFRS”), or changes in the information environment. The Commission also solicited comments on a number of disclosure requirements that overlap with, but require information incremental to, U.S. GAAP to determine whether to retain, modify, eliminate, or refer them to the FASB for potential incorporation into U.S. GAAP. This rule is effective November 5, 2018. As of December 31, 2018, we did not have any material change affecting our financial statements.

3. Property and Equipment

Property and equipment as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
Equipment	$154,300	$184,600
Furniture & fixture	1,600	3,600
Leasehold improvements	-	167,600
	155,900	355,800
Less: accumulated depreciation and amortization	155,500	325,000
	$400	$30,800

Aggregate property and equipment depreciation expense for the years ended December 31, 2018 and 2017 was $29,700 and $51,200 respectively. During 2018 and 2017, we did not capitalize any property and equipment. During 2018, we retired leasehold improvement with costs of $167,600, equipment with costs of $30,200 furniture and fixtures with costs of $2,000. During 2017, we retired equipment with costs of $74,100 and furniture and fixtures with costs of $187,000. The $199,800 and $261,100 total in assets retired in 2018 and 2017, respectively, had total remaining book value of $700 and $61,300.

4. Accrued Expenses

Accrued expenses as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
Consulting services	$10,600	$20,500
Board of director fees	85,600	64,000
Rent	8,000	-
Royalty fees	5,400	5,400
Other	12,100	16,900
	$121,700	$107,700

5. Deferred Rent

Our former corporate headquarters office leases at both 51 E. Campbell Ave in Campbell, California and at 1919 S. Bascom Ave in Campbell, California were terminated on September 30, 2018 and October 31, 2018, respectively.

As of December 31, 2018 and 2017 deferred rent was:

Component	2018	2017
Lease liability	$—	$13,800
Deferred rent expense	—	27,200
Deferred rent benefit	—	33,100
	$—	$74,100

6. Liability Attributable to Warrants

During the year ended December 31, 2018, pursuant to a settlement agreement to issue warrants to purchase 564,556 shares of the Company’s Common stock, we derecognized the accrued liability for potential liquidated damages of $855,100 by crediting Additional Paid-In Capital for $699,400 and other income for $155,700. The warrants we issued were at $0.01 per share and will expire in 5 years from the date of issuance. Following the issuance, the Company purchased back 52,755 shares from certain warrant holders.

The following tables reconcile the number of warrants outstanding for the periods indicated:

	For the Year Ended December 31, 2018
	Beginning Outstanding	Issued	Exercised/Sold	Cancelled / Forfeited	Ending Outstanding
2014 Transaction	376,667	—	—	(265,556)	111,111
Exercise Agreement	300,000	564,556	(52,755)	(300,000)	511,801
Consultant Warrant	11,285	—	—	(11,285)	—
Offer to Exercise	10,167			(10,167)	—
	698,119	564,556	(52,755)	(587,008)	622,912

	For the Year Ended December 31, 2017
	Beginning Outstanding	Issued	Exercised	Cancelled / Forfeited	Ending Outstanding
2014 Transaction	376,667	—	—	—	376,667
Exercise Agreement	300,000	—	—	—	300,000
Consultant Warrant	11,285	—	—	—	11,285
Offer to Exercise	10,167	—	—	—	10,167
	698,119	—	—	—	698,119

7. Stockholders’ Equity

Common Stock

The Company did not issue any stock or pay any dividends during the years ended December 31, 2018 and 2017.

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

During the years ended December 31, 2018 and 2017, no options or restricted common stock were granted under the 12 Plan. 411,593 shares of common stock remained available for issuance under the 12 Plan.

No options previously issued under the 12 Plan were exercised during the years ended December 31, 2018 and December 31, 2017.

Inactive Plans

The following table summarizes options outstanding as of December 31, 2018 and 2017 that were granted from stock based compensation plans that are inactive. As of December 31, 2018, no options can be granted under these plans as the plans have expired.

		Options Outstanding
	Year	Beginning of Year	Granted	Exercised	Cancelled	End of Year
2008 Stock Option Plan	2018	193,945	—	—	(79,468)	114,477
2005 Equity Incentive Plan	2018	667	—	—	(667)	—
		194,612	—	—	(80,135)	114,477
Weighted Average Exercise Price		2.59			2.69	2.52

2008 Stock Option Plan	2017	380,611	—	—	(186,666)	193,945
2005 Equity Incentive Plan	2017	7,666	—	—	(6,999)	667
Supplemental Stock Option Agreement	2017	333	—	—	(333)	—
		388,610	—	-	(193,998)	194,612
Weighted Average Exercise Price		2.59			3.36	2.59

Summary – All Plans

A summary of the status of all of the options outstanding under all of the Company’s stock option plans, and non-plan grants to consultants, as of December 31, 2018 and 2017, and changes during the years then ended, is presented in the following table:

	2018		2017
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning	315,167	$2.46	684,722	$2.64
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or expired	(197,492)	$2.39	(369,555)	$2.79
Ending	117,675	$2.57	315,167	$2.46
Exercisable at year-end	117,675	$2.57	315,167	$2.46
Vested or expected to vest at year-end	117,675	$2.57	315,167	$2.46

As of December 31, 2018 and 2017, of the options exercisable, 117,675 and 315,167 were vested, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2018:

	Options Outstanding
Range of Exercise Price	Number Outstanding/Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Outstanding/Exercise Price
$0.75-$1.80	39,132	3.20	$0.80
$1.83-$2.40	1,667	7.29	$2.06
$2.55-$3.00	667	5.07	$2.55
$3.01-$3.30	29,268	4.82	$3.03
$3.31-$3.45	32,082	4.79	$3.45
$3.46-$4.20	13,333	4.69	$4.20
$4.21-$6.88	1,526	2.57	$6.71
$0.75-$6.88	117,675	4.26	$2.57

As of December 31, 2018, there were outstanding options to purchase 117,675 shares of common stock with a weighted average exercise price of $2.57 per share, a weighted average remaining contractual term of 4 years and an aggregate intrinsic value of $0. All of the options outstanding as of December 31, 2018 are fully vested and 0 were estimated to be forfeited or to expire in future periods.

As of December 31, 2018, there was no unrecognized compensation cost, net of estimated forfeitures, related to unvested options.

8. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2018 and 2017 consisted of the following:

	2018	2017
Current
Federal	$—	$—
State	—	—
Foreign	900	3,300
	$900	$3,300
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$900	$3,300

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 21% and 34% for the years ended December 31, 2018 and 2017, respectively:

	2018	2017
Federal income tax (benefit) at statutory rate	$(6,600)	$205,300
State income tax (benefit) at statutory rate	(900)	800
Foreign tax rate differential	900	(600)
IRC 965 Subpart F Income	—	21,000
SBC – NQ cancellations	(83,900)	235,900
Change in valuation allowance	(92,800)	(439,700)
Meals and entertainment (50%)	700	700
Prior Year True-Up Adjustments	165,300	—
Deferred Compensation	17,800	—
Other items	400	(20,100)
Provision (benefit) for income tax	$900	$3,300

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2018 and 2017:

	2018	2017
Net operating loss carryforwards	$13,870,200	$13,566,000
Tax credit carryforwards	977,500	1,047,000
Compensation expense – non-qualified stock options	166,800	238,000
Deferred revenue and maintenance service contracts	425,000	691,000
Depreciation, amortization, and capitalized software	11,300	—
Reserves and other	52,400	108,000
Total deferred tax assets	15,503,100	15,650,000
Deferred tax liability – depreciation, amortization and capitalized software	—	(7,000)
Net deferred tax asset	15,503,100	15,643,000
Valuation allowance	(15,503,100)	(15,643,000)
Net deferred tax asset	$—	$—

For financial reporting purposes, with the exception of the years ended December 31, 2018 and 2017, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2018 and 2017. The net change in the valuation allowance was decreased by $139,900 and $9,079,000 for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018, the Company had approximately $63.8 million of federal net operating loss carryforwards and approximately $6.9 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carryforwards will begin to expire in 2019 and the California state loss carry forwards began to expire in 2028. During the year ended December 31, 2018, the Company did not utilize any federal and California net operating losses. Under the Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period.

At December 31, 2018, the Company had approximately $0.9 million of federal research and development tax credits that will begin to expire in 2018.

9. Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places cash and, when applicable, cash equivalents, with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2018, the Company had approximately $642,500 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2017, the Company had approximately $765,400 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2018 and 2017, we currently consider the following to be our most significant customers and partners. For the purposes of this table, “Sales” refers to the dollar value of orders received from these customers and partners in the period indicated. These Sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees. In 2017, deferrals of fees associated with stocking orders of software licenses were also required

43

	2018		2017
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
Centric System	9.5%	3.2%	6.9%	12.6%
Elosoft	10.4%	32.1%	16.9%	56.2%
GE	3.9%	15.4%	0.6%	0.0%
Thermo LabSystems	4.1%	10.8%	2.9%	4.9%
Total	27.9%	61.5%	27.3%	73.7%

The Company performs credit evaluations of customers’ financial condition whenever necessary, and does not require cash collateral or other security to support customer receivables.

10. Commitments and Contingencies

Operating Leases.

As of December 31, 2018, the leases for both of our former offices at 51 E. Campbell, CA and 1919 Bascom Ave. Campbell, CA expired on September 30, 2018, and October 31, 2018, respectively. Our current lease for the corporate headquarters in Concord, NH is a month-to-month rent basis, requiring a six-month notice from the lessor to terminate. Rent on the corporate headquarters continues at $4,000 per month.

Rent expense aggregated approximately $28,600 and $67,600 for the years ended December 31, 2018 and 2017, respectively.

Contingencies. Under its Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2018.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2018.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will operate substantially as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties and has no liabilities recorded for these agreements as of December 31, 2018.

11. Employee 401(k) Plan

In December 1998, the Company adopted a 401(k) Plan (the “Plan”) to provide retirement benefits for employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute up to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, the Company may make discretionary/matching contributions. During 2018 and 2017, the Company contributed a total of approximately $17,400 and $0, to the Plan, respectively.

12. Supplemental Disclosure of Cash Flow Information

During the twelve-month period ended December 31, 2018, we reversed an accrual for potential liquidated damages of $855,100, crediting APIC for $699,400 and other income for $155,700 pursuant to an agreement to issue warrants to purchase 564,556 shares of the Company’s Common stock as disclosed in the Current Report on Form 8-K, which was filed with the SEC on May 30, 2018.

We disbursed $0 and $200 for the payment of interest expense during the year ended December 31, 2018 and 2017, respectively.

We disbursed $800 and $3,500 for the payment of income taxes during the year ended December 31, 2018 and 2017, respectively. Such disbursement was made for the payment of foreign income taxes related to the operation of our Israeli subsidiary, GraphOn Research Labs, Ltd.

13. Segment Information

The Company’s operates under one segment. A single management team that reports to the CEO comprehensively manages the business as the chief operating decision maker. Accordingly, the Company does not have separately reportable segments.

Revenue by country for the years ended December 31, 2018 and 2017 was as follows:

	Years Ended December 31,
Revenue by Country	2018	2017
United States	$1,188,500	$1,239,300
Brazil	652,700	758,000
Japan	236,600	286,300
Germany	177,100	234,700
The Netherlands	144,800	230,700
Other Countries	726,100	1,140,500
Total	$3,153,400	$3,889,500

14. Related Party Transactions

On December 28, 2018, the Company entered into an agreement with an unaffiliated stockholder of the Company to acquire 450,000 shares of the Company’s common stock and warrants to purchase an aggregate of 48,896 shares of the Company’s common stock for an aggregate cash consideration of $149,700. The Company agreed to assign its right to purchase 450,000 shares of common stock under the purchase agreement to a member of the Company’s board of directors and an entity controlled by a member of the Company’s board of directors and an executive officer at the company.

A member of our board of directors controls an entity that is a significant shareholder in the Company and also serves as the Chief Executive Officer and Interim Chief Financial Officer of the Company. The related party has served in these executive roles providing management services to the Company since September 4, 2018, however does not receive salary or other forms of cash compensation. Management has estimated $75,000 as the market rate for the services rendered for the period from September 4, 2018 through December 31, 2018. The services have been recorded in the financial statements as a capital contribution.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our evaluation of internal control over financial reporting includes using the criteria in Internal Control-Integrated Framework (2013), an integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, for the evaluation of internal control to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The following table sets forth certain information regarding those individuals currently serving as our directors and executive officers as of March 31, 2019:

Name	Age	Position
Jonathon R. Skeels (1,2)	37	Chief Executive Officer, Interim Chief Financial Officer
Jean-Louis Casabonne (1,2)	61	Director
Richard S. Chernicoff (1,2)	53	Director
Thomas C. Stewart (1,2)	50	Director

(1)	Member of our Compensation Committee
(2)	Member of our Audit Committee

Directors

Richard S. Chernicoff has been a member of our Board since September 2018. Mr. Chernicoff served as Great Elm Capital Group, Inc.’s interim chief executive officer from July 2016 to September 2017. Mr. Chernicoff has been a member of Great Elm Capital Group, Inc.’s board of directors since March 2014, as its Lead Independent Director from April 2014 to October 2015 and as chairman of its board from October 2015 to July 2016. Mr. Chernicoff was a member of the board of directors of Marathon Patent Group, Inc. from March 2015 to July 2017. Mr. Chernicoff served as interim general counsel of Marathon Patent Group. Prior to joining Great Elm Capital Group, Inc.’s board of directors, Mr. Chernicoff was President of Tessera Intellectual Property Corp. from July 2011 to January 2013. Prior to Tessera, Mr. Chernicoff was President of Unity Semiconductor Corp. Prior to that, Mr. Chernicoff was with SanDisk Corporation where, as Senior Vice President, Business Development, Mr. Chernicoff was responsible for mergers and acquisitions, financings and joint ventures. Previously, Mr. Chernicoff was a mergers and acquisitions partner in the Los Angeles office of Brobeck, Phleger & Harrison LLP, a corporate lawyer in the Los Angeles office of Skadden, Arps, Slate, Meagher & Flom LLP, a member of the staff of the SEC in Washington, DC and an auditor in the Los Angeles office of Ernst & Young LLP. Mr. Chernicoff holds a B.S. from California State University, Northridge and a J.D. from St. Johns University in New York City.

Thomas C. Stewart has been a member of our Board since September 2018. Mr. Stewart served as SecureAuth Corporation’s chief financial officer since May 2007. Mr. Stewart was member of SecureAuth Inc.’s board of directors from May 2007 to September 2017. Mr. Stewart previously held various executive roles at Intel Corporation including Finance Manager Information Technology, 2000-2004 and Marketing Director, EMEA 2004-2007. Mr. Stewart holds a BA from Colorado College and an MBA from University of California at Irvine.

Jonathon R. Skeels has been Chief Executive Officer, Interim Chief Financial Officer and a member of our Board since September 2018. Mr. Skeels has served as Managing Partner of Novelty Capital, LLC, a private investment firm since June 2014. Mr. Skeels was Vice President and Director of IP Navigation Group, LLC from September 2012 to June 2014 where he was responsible for business development, corporate finance and various investment activities. Prior to IP Navigation Group, LLC, Mr. Skeels was Vice President and Senior Research Analyst of Davenport & Company, LLC from May 2005 to August 2012 where he was responsible for investments in publicly-traded technology companies. Mr. Skeels holds a BS from American University in Washington, DC.

Jean-Louis Casabonne has been a member of our Board since September 2018. Mr. Casabonne had served as our former Chief Financial Officer and Secretary from May 2014 to July 2017. Form July of 2017 to September 2018 he had served on a part-time basis as former Chief Financial Officer, Interim Chief Executive Officer and Secretary. In September 2018, Mr. Casabonne’s employment with the Company was terminated and hired as director of the board for the Company. Mr. Casabonne also has been the Chief Financial Officer of Kobie Marketing, Inc., a privately held technology company since July 2017. Previously from 2002 to 2011, Mr. Casabonne has served as the Chief Financial Officer of Quova, Inc., a venture backed company which he guided to profitability prior to its successful sale to Neustar, Inc. (NYSE:NSR). Following the sale of Quova to Neustar, Mr. Casabonne continued with Neustar from 2011 to 2014 as a strategic evangelist and director of business development managing strategic relationships with key partners. From 1996 to 2002, Mr. Casabonne was a founder and controller for Inxight Software, a spin-out from Xerox Corporation. He became CFO and VP of Operations for Inxight in 1999, managing finance, administration, legal affairs, information technology and customer support. From 1992 to 1996, Mr. Casabonne served in a number of senior financial positions for Xerox Corporation’s XSoft Division. Mr. Casabonne received his MBA and BS from Santa Clara University.

Executive Officers

Jonathon R. Skeels has been Chief Executive Officer, Interim Chief Financial Officer and a member of our Board since September 2018. Mr. Skeels has served as Managing Partner of Novelty Capital, LLC, a private investment firm since June 2014. Mr. Skeels was Vice President and Director of IP Navigation Group, LLC from September 2012 to June 2014 where he was responsible for business development, corporate finance and various investment activities. Prior to IP Navigation Group, LLC, Mr. Skeels was Vice President and Senior Research Analyst of Davenport & Company, LLC from May 2005 to August 2012 where he was responsible for investments in publicly-traded technology companies. Mr. Skeels holds a BS from American University in Washington, DC.

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

Based solely on a review of copies of reports filed with the SEC and submitted to us and on written representations by certain of our directors and executive officers, we believe that all of our directors and executive officers complied on a timely basis during the fiscal year ended December 31, 2018 with the reporting requirements of Section 16(a) of the Exchange Act.

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

Audit Committee

Since September 2018, the board perform the functions of the Audit Committee. Prior to September 2018, the Audit Committee consisted of former board members (Eldad Eilam John Cronin and Michael Brochu) whom had resigned in September 2018. Our Board has determined that three of our Audit Committee members are “independent” for audit committee purposes under the Nasdaq and SEC definitions. Nasdaq’s rules require three independent directors on the Audit Committee; therefore the Audit Committee of the Company would meet Nasdaq rules. The Board has determined that none of the Audit Committee members can be classified as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Board believes that attracting and retaining board members that could be classified as an “audit committee financial expert” is unlikely due to the high cost of such director candidates.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation we paid to our executive officers for the fiscal years ended December 31, 2018 and 2017:

Name and Principal Position	Year	Salary $		Bonus $	Stock Awards $	Option Awards $	All Other Compensation $		Total $
Jonathon R. Skeels (1), CEO, Interim CFO	2018	—		—	—	—	—		—
Eldad Eilam (2)	2018	63,021	(6)	—	—	—	—		63,021
CEO, President	2017	179,366	(6)	—	—	—	916	(4)	180,282
Jean-Louis Casabonne (3)	2018	112,426	(6)	—	—	—	1,450	(5)	113,876
Interim CEO, CFO, Secretary	2017	163,662	(6)	—	—	—	903	(5)	164,565

(1)	Mr. Skeels has served as Chief Executive Officer and interim Chief Financial Officer since September 2018. Mr. Skeels did not collect any compensation for his services to the company in 2018.

(2)	Mr. Eilam served as our President since January 2012 and as our Acting Chief Executive Officer between March 2012 and April 2012 when he was appointed Interim Chief Executive Officer. Mr. Eilam became Chief Executive Officer on August 15, 2012. Mr. Eilam served as our Chief Operating Officer from January 2012 to April 2012 and as our Chief Technology Officer from July 2011 to January 2012. Mr. Eilam resigned as our President and CEO in July 2017. He continued to serve as a member of our board of directors until September 6, 2018.

(3)	Mr. Casabonne was hired and appointed Chief Financial Officer on May 3, 2014. Since August 2017 he served as our Chief Financial Officer and Interim Chief Executive Officer until September 6, 2018. He continues to serve as a member of our board of directors.

(4)	Represents group life insurance premiums of $916 in 2017.

(5)	Represents group life insurance premiums $903 in 2017 and $0 in 2018 and our contribution to the 401(k) plan $0 in 2017 and $1,450 in 2018.

(6)	During the three month period ended September 30, 2016, Messrs. Eilam and Casabonne voluntarily agreed with our board of directors to defer 50% of their salary beginning September 1, 2016 until such time as the Company can reasonably pay such compensation upon approval by the board of directors. The 2017 salary for Mr. Eilam and Mr. Casabonne includes deferred salary of $80,208 and $28,125, respectively. The 2018 salary for Mr. Eilam and Mr. Casabonne includes salary of $63,021 and $33,812, respectively. The board approved the remaining balance of the deferred salary fully paid out to Mr. Casabonne and Mr. Eilam in April 2018.

Mr. Casabonne was employed in May, 2014 and continued to be employed on an at-will, part time, basis. Mr. Casabonne received an annual base salary of $225,000 and was eligible for an annual performance-based bonus up to 30% of his annual base salary that is based on goals and achievements mutually set by Mr. Casabonne and management. In 2014, Mr. Casabonne was awarded equity compensation equivalent to 66,667 shares of hopTo Inc. common stock and forfeited the outstanding shares at December 31, 2018. Mr. Casabonne resigned from the Company and accepted a new role as board of directors in September 2018.

Compensation of Directors

During the fiscal year ended December 31, 2018, our former non-employee directors were eligible to be compensated at the rate of $1,000 for attendance at each meeting of our Board, $500 if their attendance was via telephone, $500 for attendance at each meeting of a Board committee, and a $1,500 quarterly retainer. As of September 1, 2018, the Company has not continued with this compensation program. As of December 31, 2018, $85,600 of the board fees earned were accrued and not yet paid (see Note 5 to our Notes to Consolidated Financial Statements).

Name	Year	Fees Earned or Paid in Cash	Option Awards	All Other Compensation	Total
Michael A. Brochu	2018	$10,000	$—	$—	$10,000
John Cronin	2018	$10,000	$—	$—	$10,000
Eldad Eilam	2018	$9,000	$—	$—	$9,000
Thomas C. Stewart	2018	$—	$—	$—	$—
Richard C. Chernicoff	2018	$—	$—	$—	$—
Jean-Louis Casabonne	2018	$—	$—	$—	$—
Jonathon R. Skeels	2018	$—	$—	$—	$—

Compensation Committee Interlocks and Insider Participation

Since September 2018, the board has performed the functions of the Compensation Committee. Prior to September 2018, former directors Michael A. Brochu and John Cronin served on the Compensation Committee until their resignations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 31, 2019, by (i) each of our directors; (ii) each person known by us to beneficially own 5% or more of our common stock (based upon review of the most recent Schedule 13D and 13G filings as of March 31, 2019); (iii) each executive officer named in the summary compensation table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address for each of the following stockholders is c/o hopTo Inc., 6 Loudon Road, Suite 200, Concord, NH 03301.

Name and Address	Number of Shares of Common Stock Beneficially Owned (1)(2)	Percent of Class (%)
Jean-Louis Casabonne (3)	82,525	0.8	*
Jonathon R. Skeels (4)	—	—
Thomas C. Stewart (5	120,000	1.2	*
Richard C. Chernicoff	—	—

All current executive officers and directors as a group (4 persons)	202,525	2.0

JMI Holdings, LLC (2011 Family Series) (6)	936,232	9.1
David R. Wilmerding, III (7) 2 Hamill Road, Suite 272 Baltimore, MD 21117	961,010	9.3

Jon C. Baker (8) 101 St. Johns Road Baltimore, MD 21210	894,378	8.7

Austin Marxe, David Greenhouse and Adam C. Stettner (9) 527 Madison Avenue, Suite 2600 New York, NY 10022	912,657	8.8

Novelty Capital Partners LP (4) 620 Newport Center Drive, 11th Floor Newport Beach, CA 92660	1,305,711	12.7

*	Less than 1%.

(1)	As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, a security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, based on information provided by the named individuals, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shared by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of March 31, 2019 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage ownership of our common stock is based on 9,804,400 shares of common stock outstanding as of March 31, 2019.

(3)	Includes 0 shares of common stock issuable upon exercise of outstanding stock options by Mr. Casabonne His stock options were forfeited as of December 31, 2018.

(4)	Based on information contained in Schedule 13D/A filed on January 2, 2019, by Novelty Capital, LLC, Jonathon R. Skeels as the sole general partner of Novelty Capital has sole voting and dispositive power with respect to 1,305,711 shares of our common stock.

(5)	Based on information contained in Form 4 filed on January 2, 2019, Thomas C. Stewart owns 120,000 shares of our common stock.
(6)	Based solely on information known to us, Charles E. Noell, III, John J. Moores and Bryant W. Burke share voting and dispositive power over these shares by virtue of being members of El Camino Advisors, LLC, the manager of JMI Holdings, LLC (2011 Family Series). JMI Holdings, LLC (2011 Family Series) owns 841,493 shares of our common stock and warrants to purchase 94,739 shares of our common stock.

(7)	Based on information contained in a Schedule 13G/A filed by David Wilmerding on January 23, 2019, and information known to us, Mr. Wilmerding has sole voting and dispositive power with respect to 844,736 shares of our common stock and warrants to purchase 116,274 shares of our common stock.

(8)	Based on information contained in a Schedule 13G/A filed by Jon C. Baker on January 23, 2018, and information known to us, Mr. Baker has sole voting and dispositive power with respect to 777,533 shares of our common stock and warrants to purchase 116,845 shares of our common stock.

(9)	Based solely on information contained in a joint Schedule 13G/A filed by Austin Marxe, David Greenhouse and Adam Stettner on February 13, 2019. Such stockholders share voting and dispositive power over these shares by virtue of being the controlling principals of AWM Investment Company, Inc. (“AWM”), and the members of SST Advisers, L.L.C. (“SST”). AWM acts as investment advisor to each of Special Situations Technology Fund, L.P. (“Tech Fund”) and Special Situations Technology Fund II, L.P. (“Tech Fund II”); SST is the general partner of each of Tech Fund and Tech Fund II. Tech Fund owns 130,426 shares of our common stock and holds warrants to purchase 21,208 shares of our common stock. Tech Fund II owns 628,754 shares of our common stock and holds warrants to purchase 132,269 shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related-Party Transactions

On December 28, 2018, the Company entered into an agreement with an unaffiliated stockholder of the Company to acquire 450,000 shares of the Company’s common stock and warrants to purchase an aggregate of 48,896 shares of the Company’s common stock for an aggregate cash consideration of $149,700. The Company agreed to assign its right to purchase 450,000 shares of common stock under the purchase agreement to a member of the Company’s board of directors and an entity controlled by a member of the Company’s board of directors and an executive officer at the company.

A member of our board of directors controls an entity that is a significant shareholder in the Company and also serves as the Chief Executive Officer and Interim Chief Financial Officer of the Company. The related party has served in these executive roles providing management services to the Company since September 4, 2018, however does not receive salary or other forms of cash compensation. Management has approximated $75,000 as  the market rate for the services rendered for the period from September 4, 2018 through December 31, 2018. The services have been recorded in the financial statements as a capital contribution.

Director Independence

Our Board of Directors has determined that each of our non-employee directors, including Richard S, Chernicoff, Thomas C. Stewart and Jean-Louis Casabonne, who collectively constitute a majority of our Board, meets the general independence criteria set forth in the NASDAQ Marketplace rules. Our Board has made a subjective determination as to each of the foregoing individuals that no relationships exist that, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services provided by current auditor, Marcum LLP, and former auditor, Macias Gini & O’Connell LLP for the fiscal years ended December 31, 2018 and 2017, respectively were as follows:

Category	2018	2017
Audit fees	$127,000	$131,600
Audit – related fees	62,300	8,000
Tax fees	17,000	10,000
Totals	$207,100	$149,600

Marcum LLP became our auditor since Macias Gini & O’Connell LLP ended the engagement with us on April 28, 2018.

Audit fees include fees associated with our annual audit, the reviews of our quarterly reports on Form 10-Q, and assistance with and review of documents filed with the Securities and Exchange Commission. Audit-related fees include consultations regarding revenue recognition and new accounting pronouncements as they related to the financial reporting of certain transactions. Tax fees included tax compliance and tax consultations. Audit-related fees to Marcum LLP include primarily services associated with registration statements. Audit-related fees to Macias Gini & O’Connell LLP include primarily services associated with registration statements and consultations regarding revenue recognition and new accounting pronouncements as they related to the financial reporting of certain transactions. Tax fees included tax compliance and tax consultations.

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of GraphOn Corporation (19)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of hopTo Inc. (28)
3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of hopTo Inc. (31)
3.5	Second Amended and Restated Bylaws of Registrant (2)
4.1	Form of certificate evidencing shares of common stock of Registrant (3)
4.2	Form of Warrant issued on September 1, 2011 (4)
4.3	Warrant to Purchase Common Stock, dated October 11, 2011 (5)
4.4	Exercise Agreement, dated June 17, 2013 (including Allonge to 2011 warrants) (20)
4.5	Form of New Warrant issued on June 17, 2013 (20)
4.6	Registration Rights Agreement, dated June 17, 2013 (20)
4.7	Form of Warrant issued on January 7, 2014 (21)
4.8	Registration Rights Agreement, dated January 7, 2014 (21)
4.9	Rights Agreement, dated as of February 16, 2018, by and between hopTo Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (31)
10.1*	Restricted Stock Agreement (1 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.2*	Restricted Stock Agreement (2 of 2) with Eldad Eilam dated August 15, 2012 (15)
10.3*	Restricted Stock Agreement with Christoph Berlin dated August 15, 2012 (15)
10.4*	Restricted Stock Agreement with Robert Dixon dated August 15, 2012 (15)
10.5	Separation Agreement, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.6	Release, dated April 12, 2012, between Registrant and Robert Dilworth (14)
10.7	1998 Stock Option/Stock Issuance Plan of Registrant (7)
10.8	Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)
10.9	2005 Equity Incentive Plan (8)
10.10	2008 Equity Incentive Plan, as Amended (9)
10.11*	Employment Agreement, dated August 21, 2013, by and between Registrant and Eldad Eilam (16)
10.12*	Director Severance Plan (11)
10.13*	Key Employee Severance Plan (11)
10.14	Securities Purchase Agreement, dated September 1, 2011 (4)
10.15	Form of Registration Rights Agreement, dated September 1, 2011 (4)
10.16(a)*	Engagement Agreement, dated October 11, 2011, by and between Registrant and ipCapital Group, Inc. (5)
10.16(b)*	First Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 7, 2011 (12)
10.16(c)*	Second Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 14, 2011 (12)
10.16(d)*	Third Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of January 20, 2012 (13)
10.17	First Amendment to Office Lease between Registrant and CA-Pruneyard Limited Partnership, dated as of October 7, 2013 (27)

10.18	Consulting Agreement, dated February 1, 2012, by and between Registrant and Steven Ledger/Tamalpais Partners LLC (22)
10.19	Amendment to Consulting Agreement, by and between Registrant and Steven Ledger/Tamalpais Partners, LLC, dated August 1, 2013 (16)
10.20	Intellectual Property Brokerage Agreement by and between Registrant and ipCapital Licensing Company I, LLC, dated as of February 4, 2013 (17)
10.21*	Consulting Agreement, dated March 29, 2013, by and between Registrant and Gordon Watson (23)
10.22*	Consulting Agreement, dated November 18, 2013, by and between Registrant and ipCreate, Inc. (24)
10.23	Securities Purchase Agreement, dated January 7, 2014 (21)
10.24*	Consulting Agreement, dated March 17, 2014, by and between Registrant and Steven Ledger (25)
10.25	Separation Agreement, dated March 12, 2014, by and between Registrant and Christoph Berlin (25)
10.26	Employment Letter dated April 30, 2014 and executed May 5, 2014 between Registrant and Jean-Louis Casabonne (26)
10.27	Sublease dated August 11, 2015, by and between Registrant and CDNetworks (32)
10.28	Securities Purchase Agreement, dated as of July 24, 2015 (29)
10.29	Registration Rights Agreement, dated as of July 28, 2015 (29)
10.30	Lease Agreement effective October 1, 2015 between the Registrant and Heritage Village Offices (30)
10.31	Patent Purchase Agreement dated October 10, 2017
14.1	Code of Ethics (6)
21.1	Subsidiaries of Registrant
23.1	Consent of Marcum LLP
23.2	Consent of Macias Gini & O’Connell LLP
31	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished, not filed)
101	The following financial information from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, (v) Notes to Consolidated Financial Statements (18)

*Management or compensatory plan or arrangement

	(1)	Filed on April 2, 2007 as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated herein by reference. (File number 000-21683)
	(2)	Filed on March 31, 2010 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference. (File number 000-21683)
	(3)	Filed on September 19, 1996 as an exhibit to the Registrant’s Registration Statement on Form S-1 and incorporated herein by reference. (File No. 333-11165)
,	(4)	Filed on September 8, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)
	(5)	Filed on October 13, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)
	(6)	Filed on March 30, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference. (File number 000-21683)
	(7)	Filed on June 23, 2000 as an exhibit to the Registrant’s Registration Statement on Form S-8, and incorporated herein by reference. (File number 333-40174)
	(8)	Filed on November 25, 2005 as an exhibit to the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting, and incorporated herein by reference. (File number 000-21683)

(9)	Filed on September 29, 2011 as an exhibit to the Registrant’s Registration Statement on Form S-8 and incorporated herein by reference. (File No. 333-177069)
(10)	Reserved.
(11)	Filed on November 14, 2011 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference. (File number 000-21683)
(12)	Filed on November 23, 2011 as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, and incorporated herein by reference. (File number 333-177073)
(13)	Filed on February 14, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)
(14)	Filed on May 21, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and incorporated herein by reference. (File number 000-21683)
(15)	Filed on November 14, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly reporting period ended September 30, 2012, and incorporated herein by reference. (File number 000-21683)
(16)	Filed on August 27, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated August 21, 2013, and incorporated herein by reference. (File number 000-21683)
(17)	Filed on February 19, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference. (File number 000-21683)
(18)	Submitted electronically with the original Form 10-K.
(19)	Filed on September 10, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated September 9, 2013, and incorporated herein by reference. (File number 000-21683)
(20)	Filed on June 24, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 17, 2013, and incorporated herein by reference. (File number 000-21683)
(21)	Filed on January 13, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 7, 2014, and incorporated herein by reference. (File number 000-21683)
(22)	Filed on April 16, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference. (File number 000-21683)
(23)	Filed on April 3, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 29, 2013, and incorporated herein by reference. (File number 000-21683)
(24)	Filed on December 12, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated December 11, 2013, and incorporated herein by reference. (File number 000-21683)
(25)	Filed on March 18, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 12, 2014, and incorporated herein by reference. (File number 000-21683)
(26)	Filed on May 12, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 9, 2014, and incorporated herein by reference. (File number 000-21683)
(27)	Filed on March 31, 2014 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference. (File number 000-21683)
(28)	Filed on February 1, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 27, 2016, and incorporated herein by reference. (File number 000-21683)
(29)	Filed on July 30, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, dated July 24, 2015, and incorporated herein by reference. (File number 000-21683)
(30)	Filed on September 10, 2015 as an exhibit to the Registrant’s Registration Statement on Form S-1 and incorporated herein by reference. (File No. 333-206861)
(31)	Filed on February 16, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, dated February 16, 2018 and incorporated herein by reference. (File number 000-21683)
(32)	Filed on March 30, 2016 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference. (File number 000-21683)

(c) Financial Statement Schedule

Not applicable for smaller reporting companies.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

April 1, 2019	By:	/s/ Jonathon Skeels
Jonathon Skeels
Chief Executive Officer, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathon Skeels	Chief Executive Officer, Interim Chief Financial Officer	April 1, 2019
Jonathon Skeels	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jean-Louis Casabonne	Director	April 1, 2019
Jean-Louis Casabonne

/s/ Richard S. Chernicoff	Director	April 1, 2019
Richard S. Chernicoff

/s/ Thomas C. Stewart	Director	April 1, 2019
Thomas C. Steward

