Form 10-Q
period 2019-03-31
hopTo Inc.
filed 2019-05-15
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

As of May 15, 2019, there were issued and outstanding 9,804,400 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$1,002,700	$892,500
Accounts receivable, net	395,300	210,800
Prepaid expenses and other current assets	69,100	79,000
Total current assets	1,467,100	1,182,300

Property and equipment, net	300	400
Other assets	17,800	17,800
Total assets	$1,485,200	$1,200,500

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$279,000	$318,700
Accrued expenses	126,400	121,600
Accrued wages	173,600	145,800
Deposit liability	-	12,100
Deferred revenue	1,331,500	1,300,300
Total current liabilities	1,910,500	1,898,500
Long-term liabilities
Deferred revenue	456,000	491,500
Total liabilities	2,366,500	2,390,000

Commitments and contingencies (Note 6)

Stockholders’ deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2019 (unaudited) or December 31, 2018	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,804,400 shares issued and outstanding as of March 31, 2019 (unaudited) and December 31, 2018, respectively	1,000	1,000
Additional paid-in capital	79,354,500	79,298,200
Accumulated deficit	(80,236,800)	(80,488,700)
Total stockholders’ deficit	(881,300)	(1,189,500)
Total liabilities and stockholders’ deficit	$1,485,200	$1,200,500

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)

Revenues	$1,053,800	$822,300
Cost of revenues	29,200	28,800
Gross profit	1,024,600	793,500

Operating expenses:
Selling and marketing	117,000	101,600
General and administrative	295,000	305,200
Research and development	374,500	428,500
Total operating expenses	786,500	835,300

Income (loss) from operations	238,100	(41,800)

Other income (expense)	13,800	(800)

Income (loss) before provision for income taxes	251,900	(42,600)
Provision for income taxes	-	1,000
Net income (loss)	$251,900	$(43,600)

Net income (loss) per share, basic	$0.03	$(0.00)
Net income (loss) per share, diluted	$0.02	$(0.00)

Weighted average number of common shares outstanding
Basic	9,804,400	9,804,400
Diluted	10,301,148	9,804,400

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Deficit

Balance at December 31, 2017	9,804,400	$1,000	$78,539,300	$(81,849,200)	$(3,308,900)
Cumulative effect from change of accounting principal	-	-	-	1,391,900	1,391,900
Net loss	-	-	-	(43,600)	(43,600)
Balance at March 31, 2018 (unaudited)	9,804,400	1,000	78,539,300	(80,500,900)	$(1,960,600)

Balance at December 31, 2018	9,804,400	$1,000	$79,298,200	$(80,488,700)	$(1,189,500)
Contributed services	-	-	56,300	-	56,300
Net income	-	-	-	251,900	251,900
Balance at March 31, 2019 (unaudited)	9,804,400	$1,000	$79,354,500	$(80,236,800)	$(881,300)

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$251,900	$(43,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	100	9,000
Contributed services	56,300	-
Changes in allowance for doubtful accounts	15,000	(4,400)
Loss on disposal of property and equipment	-	700
Changes in deferred rent	-	(17,000)
Changes in operating assets and liabilities:
Accounts receivable	(199,500)	195,200
Prepaid expenses and other current assets	9,900	(22,300)
Accounts payable and accrued expenses	(19,200)	85,700
Deferred revenue	(4,300)	(59,700)

Net cash provided by operating activities	110,200	143,600

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-
Net change in cash	110,200	143,600
Cash, beginning of the period	892,500	1,015,400
Cash, end of the period	$1,002,700	$1,159,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Notes to Unaudited Consolidated Financial Statements

1. Organization

hopTo Inc., through subsidiaries (collectively, “we”, “us,” “our” or the “Company”) are developers of application publishing software which includes application virtualization software and cloud computing software for multiple computer operating systems including Windows, UNIX and several Linux-based variants.

The Company sells a family of products under the brand name GO-Global, which is a software application publishing business and is the Company’s sole revenue source at this time. GO-Global is an application access solution for use and/or resale by independent software vendors, corporate enterprises, governmental and educational institutions, and others, who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

2. Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements include the accounts of hopTo Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to interim financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, such unaudited consolidated financial statements do not include all information and footnote disclosures required in annual financial statements.

The unaudited consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018 which was filed with the SEC on April 1, 2019 (“2018 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2019 or any future period.

Certain prior year information has been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Amounts could materially change in the future. These significant estimates include the valuation of stock-based compensation expense, the allowance for doubtful accounts, depreciation of long-lived assets, and accruals of liabilities.

Liquidity

The Company has incurred significant net losses since inception. As of March 31, 2019, we had an accumulated deficit of $80,236,800 and a working capital deficit of $443,400, which includes deferred revenue of $1,331,500. Our ability to continue to generate net income and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all. Subject to the foregoing, management believes that the Company has sufficient capital and liquidity to fund its operations for at least one year from the date of issuance of the accompanying financial statements.

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

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” Revenues under ASC 606 are recognized when the promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services.

The following is a summary of how the Company recognizes revenue for its different products and services.

●	Product Sales

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

●	Service Revenue

The Company has maintenance contracts with certain of its customers. Revenue from maintenance contracts is recognized ratably over the related contract period, which generally ranges from one to five years.

The Company’s product sales by geographic area are presented in Note 5.

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of March 31, 2019 (unaudited) or December 31, 2018.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of March 31, 2019 and December 31, 2018, the allowance for doubtful accounts totaled $18,600 and $3,600, respectively.

Concentration of Credit Risk

For the three months ended March 31, 2019, the Company had 3 customers comprising 24.9%, 14.6% and 11.0%, respectively, of total revenues. For the three months ended March 31, 2018, the Company had 2 customers comprising 14.8% and 14.2%, respectively, of total revenues. A loss of one of these customers could potentially have a significant negative impact on the Company’s financial statements.

As of March 31, 2019, the Company has 2 customers comprising 56.5% and 15.9%, respectively, of net accounts receivable. As of December 31, 2018, the Company has 3 customers comprising 32.1%, 15.4% and 10.8%, respectively, of net accounts receivable.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of March 31, 2019, representing 511,801 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method. During the three months ended March 31, 2019 and 2018, the Company had total common stock equivalents of 106,077 and 1,012,619, respectively, which were excluded from the computation of net income (loss) per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due to the nature of the accounts and their short-term maturities.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” which requires lessees to recognize a right-of-use asset and a lease liability for most leases on the balance sheet as well as other qualitative and quantitative disclosures. ASU 2016-02 is to be applied using a modified retrospective method and was effective for the Company on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842),” which provides an optional transition method allowing entities to recognize a cumulative-effect adjustment to the opening balance of stockholders’ equity in the period of adoption, with no restatement of comparative prior periods required. The Company adopted the standard using this optional transition method. The Company also made an accounting policy to exclude leases with an initial term of 12 months or less from the balance sheet as permitted under the new guidance.

The Company assessed the impact that the new lease recognition standard had on its consolidated financial statements. As of the adoption date of January 1, 2019, the Company has only one lease, which was for its office space it leases under a month-to-month arrangement for a monthly amount of $4,000, which can be cancelled at any time by either party with a six-month advance notice. As management has elected a policy to exclude leases with an initial term of 12 months of less from the balance sheet presentation required under Topic 842, the office lease has been excluded from balance sheet presentation as it has an original term of 12 months or less. The rent associated with the lease continues to be expensed as incurred. Rent expense for the three months ended March 31, 2019 and 2018, amounted to $12,000 and $12,000, respectively.

3. Property and Equipment

Property and equipment consisted of the following.

	March 31, 2019	December 31, 2018
	(Unaudited)

Equipment	$154,300	$154,300
Furniture and fixtures	1,600	1,600

	155,900	155,900

Less: accumulated depreciation	(155,600)	(155,500)

	$300	$400

Depreciation expense amounted to $100 and $9,000 for the three months ended March 31, 2019 and 2018, respectively.

4. Stockholders’ Equity

Stock-Based Compensation Plans

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

All options granted under the 12 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The maximum term of options issued under the 12 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 12 Plan will terminate no later than November 7, 2022. As of March 31, 2019, 411,593 shares of common stock remained available for issuance under the 12 Plan.

The following summarizes the stock option activity for the three months ended March 31, 2019.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2018	117,675	$2.57	2.28
Granted	-
Forfeited/cancelled	(11,598)
Exercised	-
Outstanding at March 31, 2019 (unaudited)	106,077	$2.77	2.29

Vested and expected to vest at March 31, 2019 (unaudited)	106,077	$2.77	2.29

Exercisable at March 31, 2019 (unaudited)	106,077	$2.77	2.29

The following table summarizes information about options outstanding and exercisable as of March 31, 2019.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.75 - 1.00	27,527	1.31	$0.82	27,527	$0.82
2.00 - 4.00	63,684	2.62	3.21	63,684	3.21
4.20 - 6.68	14,866	2.65	4.46	14,866	4.46
	106,077			106,077

Warrants

As of March 31, 2019 and December 31, 2018, the Company had 511,801 and 622,912 warrants outstanding, respectively. The warrants outstanding at March 31, 2019 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three months ended March 31, 2019 and 2018 was as follows.

	Three Months Ended
	2019	2018
Revenue by Country
United States	$334,700	$309,200
Japan	57,900	42,700
Brazil	146,000	171,800
The Netherlands	262,900	31,700
Other Countries	252,300	266,900
Total	1,053,800	822,300

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the three months ended March 31, 2019 and 2018, the Company contributed a total of $12,200 and $13,400, respectively.

Contingencies

During the ordinary course of business, the Company is subject to various potential claims and litigation. Management is not aware of any outstanding litigation which would have a significant impact on the Company’s financial statements.

7. Related Party Transactions

The Company’s Chief Executive Officer and Interim Chief Financial Officer has served in these executive roles providing management services to the Company since September 2018, however, does not currently receive a salary or other forms of compensation. During the three months ended March 31, 2019, the Company has recorded an expense and contributed capital of $56,300 for contributed services based on the estimated market rate for these services.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements”. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our expectations regarding future results of operations or financial position (including those described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	the success of products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;
●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; customer demand is based on many factors out of our control;
●	as a result of the new revenue recognition standards, if any significant end user customer or reseller substantially changes its order level, or fails to order during the reporting period, whether the order is placed directly with us or through one of our non-stocking resellers, our software licenses revenue could be materially impacted; and
●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 which was filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019, and in other documents we have filed with the SEC.

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

Beginning in 2012, we developed and marketed several products in the field of software productivity for mobile devices such as tablets and smartphones under the hopTo brand. We ceased all our sales, marketing and development for the hopTo products in 2016.

We have made investments in intellectual property (“IP”) and filed many patents designed to protect the technologies embedded in the hopTo products. We are currently marketing for sale 49 patents and related source code developed from our hopTo development efforts.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2018 10-K Report and Note 2 to our unaudited consolidated financial Statements included under Item 1 – Financial Statements in this Form 10-Q.

Results of Operations for the Three-Month Periods Ended March 31, 2019 and 2018

The following are the results of our operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

	For the Three Months Ended
	March 31, 2019	March 31, 2018	$ Change
	(Unaudited)	(Unaudited)

Revenues	$1,053,800	$822,300	$231,500
Cost of revenues	29,200	28,800	400
Gross profit	1,024,600	793,500	231,100

Operating expenses:
Selling and marketing	117,000	101,600	15,400
General and administrative	295,000	305,200	(10,200)
Research and development	374,500	428,500	(54,000)
Total operating expenses	786,500	835,300	(48,800)

Income (loss) from operations	238,100	(41,800)	279,900

Other income (expense):
Other income (expense)	13,800	(800)	14,600

Income (loss) before provision for income taxes	251,900	(42,600)	294,500
Provision for income taxes	-	1,000	(1,000)
Net income (loss)	$251,900	$(43,600)	$295,500

Revenues

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

Software Licenses

Windows software licenses revenue increased by $130,400 or 63.6% to $335,500 during the three months ended March 31, 2019, from $205,100 for the same period in 2018. The increase was primarily due to a certain partner that purchased a large order of Window licenses from the Company during the three months ended March 31, 2019.

Software licenses revenue from our UNIX/Linux products decreased by $4,700 or 25.7% to $13,600 for the three months ended March 31, 2019 from $18,300 for the same periods of 2018. The decrease was primarily due to lower revenue from lower stocking order licenses.

We expect aggregate GO-Global total software license revenue in 2019 to be in-line with 2018 levels as we are observing a mix of both higher and lower aggregate revenue from our various customers.

Software Service Fees

Service fees attributable to our Windows product service increased by $132,100 or 28.4% to $597,700 during three months ended March 31, 2019, from $465,600 for the same period in 2018. The increase was primarily due to a combination of large renewals of maintenance support from OEM partners and an increase of new license orders stated above.

Service fees revenue attributable to our UNIX products decreased by $25,600 or 23.3% to $84,100 during the three months ended March 31, 2019, from $109,700 for the same period in 2018. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of certain long-term maintenance contracts. The majority of this decrease was attributable to our European telecommunications customers.

We expect that software service fees for 2019 will approximate to those for 2018 as we have increase in new license orders for the three-month periods ended March 31, 2019.

Other

Other revenue consists of private labeling fees and professional services. Other revenue decreased by $600 or 2% for the three months ended March 31, 2019, compared to the same period in 2018.

Cost of Revenues

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

Cost of revenue for the three months ended March 31, 2019 increased by $400, or 1.4%, to $29,200 for the three months ended March 31, 2019 from $28,800 for the same period in 2018. Cost of revenue represented 2.8% and 3.5% of total revenue for the three months ended March 31, 2019 and 2018, respectively.

We expect 2019 cost of revenue to be approximately the same as 2018 levels.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $15,400, or 15.2%, to $117,000 for the three months ended March 31, 2019 from $101,600 for the same period in 2018. Selling and marketing expenses represented approximately 11.1% and 12.4% of total revenue for the three months ended March 2019 and 2018, respectively. The increase in selling and marketing expenses was due increased consulting services and benefit costs.

We expect to maintain our sales and marketing efforts in 2019 for anticipated GO-Global releases with select targeted modest investments in promotional activity; accordingly, for this reason, we expect 2019 sales and marketing expenses to be slightly higher than 2018 levels.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, legal, accounting, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses decreased by $10,200, or 3.3%, to $295,000 for the three months ended March 31, 2019 from $305,200 for the same period in 2018. General and administrative expenses represented approximately 28% and 37.1% of total revenue for the three months ended March 31, 2019 and 2018, respectively.

The decrease in general and administrative expense was due to lower legal costs, partially offset by higher accounting fees due to the timing of expenses.

In 2019, we anticipate a reduction in accounting fees and legal fees compared to 2018 levels due to changes in service providers and improved cost controls by management. We therefore expect that our 2019 general and administrative costs will be slightly lower than those for 2018.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $54,000, or 12.6% to $374,500 for the three months ended March 31, 2019 from $428,500 for the same period in 2018. This represented approximately 35.5% and 52.1% of total revenue for the three months ended March 31, 2019 and 2018, respectively.

The decrease in research and development expense was primarily due to decreases consulting fees associated with completing the new releases of our GO-Global products.

In 2019, we expect to continue our investments in research and development resources associated with our GO-Global products based on market feedback. We therefore expect 2019 research and development expenses to be slightly higher than 2018 levels.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $1,002,700 and a working capital deficit of $443,400 as compared to cash of $892,500 and a working capital deficit of $716,200 at December 31, 2018. The increase in cash as of March 31, 2019 was primarily the result of cash provided by operations during the period due to increased profitability. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this quarterly report on Form 10-Q.

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018.

For the Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows provided by operating activities	$110,200	$143,600
Cash flows provided by investing activities	$-	$-
Cash flows provided by financing activities	$-	$-

Net cash flows provided by operating activities for the three months ended March 31, 2019 amounted to $110,200, compared to cash flows used in operating activities of $143,600 for the three months ended March 31, 2018. During the three months ended March 31, 2019, our operating cash flow of $110,200 was primarily the result of our net income for the period of $251,900, offset by a decrease in cash resulting from an increase in accounts receivables of $199,500. During the three months ended March 31, 2018, our cash flow from operations of $143,600 was primarily the result of a decrease in our accounts receivable during the period of $195,200, offset by a net loss for the period of $43,600.

We had no cash flow activity relating to investing or financing activities for the three months ended March 31, 2019 or 2018.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on April 1, 2019.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not sell any unregistered securities during the quarter ended March 31, 2019.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

Not applicable

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.
(Registrant)

Date:	May 15, 2019

By:	/s/ Jonathon Skeels
Jonathan Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

