Form 10-Q
period 2019-06-30
hopTo Inc.
filed 2019-08-14
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 14, 2019, there were issued and outstanding 9,834,866 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,120,300	$892,500
Accounts receivable, net	161,500	210,800
Prepaid expenses and other current assets	70,700	79,000
Total current assets	1,352,500	1,182,300

Property and equipment, net	-	400
Other assets	17,800	17,800
Total assets	$1,370,300	$1,200,500

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$257,600	$318,700
Accrued expenses	113,300	121,600
Accrued wages	146,600	145,800
Deposit liability	-	12,100
Deferred revenue	1,260,300	1,300,300
Total current liabilities	1,777,800	1,898,500
Long-term liabilites
Deferred revenue	418,000	491,500
Total liabilities	2,195,800	2,390,000

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 (unaudited) or December 31, 2018	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,834,866 and 9,804,400 shares issued and outstanding as of June 30, 2019 (unaudited) and December 31, 2018, respectively	1,000	1,000
Additional paid-in capital	79,411,000	79,298,200
Accumulated deficit	(80,237,500)	(80,488,700)
Total stockholders’ deficit	(825,500)	(1,189,500)
Total liabilities and stockholders’ deficit	$1,370,300	$1,200,500

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$732,000	$866,000	$1,785,800	$1,688,300
Cost of revenues	39,600	37,700	68,800	66,500
Gross profit	692,400	828,300	1,717,000	1,621,800

Operating expenses:
Selling and marketing	110,600	108,500	227,600	210,100
General and administrative	199,600	327,800	494,600	633,000
Research and development	383,000	358,000	757,500	786,500
Total operating expenses	693,200	794,300	1,479,700	1,629,600

Income (loss) from operations	(800)	34,000	237,300	(7,800)

Other income (expense):
Other income (expense)	100	130,500	13,900	129,700

Income (loss) before provision for income taxes	(700)	164,500	251,200	121,900
Provision for income taxes	-	(100)	-	900
Net income (loss)	$(700)	$164,600	$251,200	$121,000

Net income (loss) per share, basic	$(0.00)	$0.02	$0.03	$0.01
Net income (loss) per share, diluted	$(0.00)	$0.02	$0.02	$0.01

Weighted average number of common shares outstanding
Basic	9,810,091	9,804,400	9,807,261	9,804,400
Diluted	10,276,841	10,368,956	10,274,011	10,368,956

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2017	9,804,400	$1,000	$78,539,300	$(81,849,200)	$(3,308,900)
Cumulative effect from change of accounting principal	-	-	-	1,391,900	1,391,900
Net loss	-	-	-	(43,600)	(43,600)
Balance at March 31, 2018 (unaudited)	9,804,400	1,000	78,539,300	(80,500,900)	$(1,960,600)
Issuance of warrants	-	-	699,400	-	699,400
Net loss	-	-	-	164,600	164,600
Balance at June 30, 2018 (unaudited)	9,804,400	1,000	79,238,700	(80,336,300)	(1,096,600)

Balance at December 31, 2018	9,804,400	$1,000	$79,298,200	$(80,488,700)	$(1,189,500)
Contributed services	-	-	56,300	-	56,300
Net income	-	-	-	251,900	251,900
Balance at March 31, 2019 (unaudited)	9,804,400	$1,000	$79,354,500	$(80,236,800)	$(881,300)
Contributed services	-	-	56,200	-	56,200
Exercise of warrants	30,466	-	300	-	300
Net loss	-	-	-	(700)	(700)
Balance at June 30, 2019 (unaudited)	9,834,866	1,000	79,411,000	(80,237,500)	(825,500)

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,	June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$251,200	$121,000
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	400	17,800
Contributed services	112,500	-
Changes in allowance for doubtful accounts	3,200	(3,700)
Loss on disposal of property and equipment	-	700
Changes in deferred rent	-	(15,800)

Changes in operating assets and liabilities:
Accounts receivable	46,100	223,400
Prepaid expenses and other current assets	8,300	(35,500)
Accounts payable and accrued expenses	(80,700)	(153,100)
Deferred revenue	(113,500)	(176,000)

Net cash provided by (used in) operating activities	227,500	(21,200)

Cash flows from financing activities
Proceeds from exercise of warrants	300	-

Net cash provided by financing activities	300	-

Net change in cash	227,800	(21,200)
Cash, beginning of the period	892,500	1,015,400
Cash, end of the period	$1,120,300	$994,200

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Amounts could materially change in the future. These significant estimates include the allowance for doubtful accounts and accruals of liabilities.

Liquidity

The Company has incurred significant net losses since inception. As of June 30, 2019, we had an accumulated deficit of $80,237,500 and a working capital deficit of $425,300, which includes deferred revenue of $1,260,300. Our ability to continue to generate net income and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of June 30, 2019 (unaudited) or December 31, 2018.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of June 30, 2019 and December 31, 2018, the allowance for doubtful accounts totaled $6,800 and $3,600, respectively.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during the three or six months ended June 30, 2019 or 2018.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to seven years.

Concentration of Credit Risk

For the three months ended June 30, 2019, the Company had one customer and two customers comprising 14.5%, and 10.3%, respectively, of total revenues. For the three months ended June 30, 2018, the Company had one customer comprising 17.1% of total revenues.

For the six months ended June 30, 2019, the Company had one customer comprising 20.9%, respectively, of total revenues. For the six months ended June 30, 2018, the Company had one customer comprising 15.7% of total revenues.

As of June 30, 2019, the Company has five customers comprising 23.6%, 18.5%, 14.9%, 11.4%, and 11.3%, respectively, of net accounts receivable. As of December 31, 2018, the Company has three customers comprising 32.18%, 15.4% and 10.8%, respectively, of net accounts receivable.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of June 30, 2019, representing 511,801 of outstanding in-the-money warrants, were included in the computation of diluted net income (loss) per share using the Treasury Stock Method. During the six months ended June 30, 2019 and 2018, the Company had total common stock equivalents of 106,077 and 432,594, respectively, which excluded from the computation of net income per share because they are anti-dilutive.

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

The Company assessed the impact that the new lease recognition standard had on its consolidated financial statements. As of the adoption date of January 1, 2019, the Company has only one lease, which was for its office space it leases under a month-to-month arrangement for a monthly amount of $4,000, which can be cancelled at any time by either party with a six-month advance notice. As management has elected a policy to exclude leases with an initial term of 12 months of less from the balance sheet presentation required under Topic 842, the office lease has been excluded from balance sheet presentation as it has an original term of 12 months or less. The rent associated with the lease continues to be expensed as incurred. Rent expense for the three months ended June 30, 2019 and 2018, amounted to $12,000 and $12,000, respectively. Rent expense for the six months ended June 30, 2019 and 2018, amounted to $24,000 and $24,000, respectively.

3. Property and Equipment

Property and equipment consisted of the following.

	June 30,	December 31,
	2019	2018
	(Unaudited)
Equipment	$154,300	$154,300
Furniture and fixtures	1,600	1,600

	155,900	155,900

Less: accumulated depreciation	(155,900)	(155,500)

	$-	$400

Depreciation expense amounted to $300 and $8,800 for the three months ended June 30, 2019 and 2018, respectively. Depreciation expense amounted to $400 and $17,800 for the six months ended June 30, 2019 and 2018, respectively.

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

All options granted under the 12 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The maximum term of options issued under the 12 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 12 Plan will terminate no later than November 7, 2022. As of June 30, 2019, 411,593 shares of common stock remained available for issuance under the 12 Plan.

The following summarizes the stock option activity for the six months ended June 30, 2019.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2018	117,675	$2.57	2.28
Granted	-
Forfeited/cancelled	(11,598)
Exercised	-
Outstanding at June 30, 2019 (unaudited)	106,077	$2.77	2.04

Vested and expected to vest at June 30, 2019 (unaudited)	106,077	$2.77	2.04

Exercisable at June 30, 2019 (unaudited)	106,077	$2.77	2.04

The following table summarizes information about options outstanding and exercisable as of June 30, 2019.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.75 - 1.00	27,527	1.06	$0.82	27,527	$0.82
2.00 - 4.00	63,684	2.37	3.21	63,684	3.21
4.20 - 6.68	14,866	2.40	4.46	14,866	4.46
	106,077			106,077

Warrants

During the six months ended June 30, 2019, the Company issued 30,466 shares of common stock for the exercise of warrants. As of June 30, 2019, and December 31, 2018, the Company had 481,335 and 622,912 warrants outstanding, respectively. The warrants outstanding at June 30, 2019 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three and six months ended June 30, 2019 and 2018 was as follows.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue by Country
United States	$327,700	$288,300	$662,400	$597,500
Brazil	125,400	186,100	271,400	357,900
Japan	47,600	68,300	105,500	111,000
The Netherlands	54,800	39,200	313,800	70,900
Other Countries	176,500	284,100	432,700	551,000
Total	732,000	866,000	1,785,800	1,688,300

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the three months ended June 30, 2019 and 2018, the Company contributed a total of $1,900 in each year in the same period. During the six months ended June 30, 2019 and 2018, the Company contributed a total of $14,100 and $15,300, respectively.

Contingencies

During the ordinary course of business, the Company is subject to various potential claims and litigation. Management is not aware of any outstanding litigation which would have a significant impact on the Company’s financial statements.

7. Related Party Transactions

The Company’s Chief Executive Officer and Interim Chief Financial Officer has served in these executive roles providing management services to the Company since September 2018, however, does not currently receive a salary or other forms of compensation. During the three and six months ended June 30, 2019, the Company has recorded an expense and contributed capital of $56,200 and $112,200, respectively, for contributed services based on the estimated market rate for these services.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018

The following are the results of our operations for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

	For the Three Months Ended
	June 30,	June 30,
	2019	2018	$ Change
	(Unaudited)	(Unaudited)
Revenues	$732,000	$866,000	$(134,000)
Cost of revenues	39,600	37,700	1,900
Gross profit	692,400	828,300	(135,900)

Operating expenses:
Selling and marketing	110,600	108,500	2,100
General and administrative	199,600	327,800	(128,200)
Research and development	383,000	358,000	25,000
Total operating expenses	693,200	794,300	(101,100)

Income (loss) from operations	(800)	34,000	(34,800)

Other income (expense):
Other income (expense)	100	130,500	(130,400)

Income (loss) before provision for income taxes	(700)	164,500	(165,200)
Provision for income taxes	-	(100)	100
Net income (loss)	$(700)	$164,600	$(165,300)

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the three months ended June 30, 2019 and 2018.

	For the Three Months Ended
	June 30,	June 30,
	2019	2018	$ Change
Revenue
Software Licenses
Windows	$152,800	$182,100	$(29,300)
UNIX/Linux	2,400	50,400	(48,000)
Total	155,200	232,500	(77,300)

Software Service Fees
Windows	484,300	503,600	(19,300)
UNIX/Linux	69,500	100,700	(31,200)
Total	553,800	604,300	(50,500)

Other	23,000	29,200	(6,200)
	$732,000	$866,000	$(134,000)

Software Licenses

Windows software licenses revenue decreased by $29,300 or 16.1% to $152,800 during the three months ended June 30, 2019, from $182,100 for the same period in 2018. The decrease was primarily due to lower purchase in stocking orders licenses from a certain Brazil reseller for three months ended June 30, 2019.

Software licenses revenue from our UNIX/Linux products decreased by $48,000 or 95.2% to $2,400 for the three months ended June 30, 2019 from $50,400 for the same period in 2018. The decrease was primarily due to lower revenue from lower stocking order licenses.

Software Service Fees

Service fees attributable to our Windows product service decreased by $19,300 or 3.8% to $484,300 during three months ended June 30, 2019, from $503,600 for the same period in 2018. The decrease was primarily due to a lower of license orders stated above, offset by higher of Windows subscription licenses.

Service fees revenue attributable to our UNIX products decreased by $31,200 or 31.0% to $69,500 during the three months ended June 30, 2019, from $100,700 for the same period in 2018. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of certain long-term maintenance contracts. The majority of this decrease was attributable to our European telecommunications customers.

Other

Other revenue consists of private labeling fees and professional services. Other revenue decreased by $6,200 or 21.2% for the three months ended June 30, 2019, compared to the same period in 2018.

Cost of Revenues

Cost of revenue is comprised primarily of software service costs, which represent the costs of customer service. Also included in cost of revenue are software product costs, which is primarily the required import tax withholdings from Brazil resellers. We incur no significant shipping or packaging costs as virtually all of our deliveries are made via electronic means over the Internet.

Cost of revenue for the three months ended June 30, 2019 increased by $1,900, or 5.0%, to $39,600 for the three months ended June 30, 2019 from $37,700 for the same period in 2018. Cost of revenue represented 5.4% and 4.4% of total revenue for the three months ended June 30, 2019 and 2018, respectively.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $2,100, or 1.9%, to $110,600 for the three months ended June 30, 2019 from $108,500 for the same period in 2018. Selling and marketing expenses represented approximately 15.1% and 12.5% of total revenue for the three months ended June 30, 2019 and 2018, respectively. Selling and marketing expenses increased slightly during 2019 due to consulting services and benefit costs and represented a higher percentage of overall total revenue due to the decrease in revenue in the same period.

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

General and administrative expenses decreased by $128,200, or 39.1%, to $199,600 for the three months ended June 30, 2019 from $327,800 for the same period in 2018. The decrease in general and administrative expense was due to lower legal and accounting costs.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $29,000, or 3.7% to $757,500 for the three months ended June 30, 2019 from $786,500 for the same period in 2018. The research and development costs overall remained consistent, although we had an increase in research and development expenses during the second quarter of 2019 from higher consulting fees associated with completing the new releases of our GO-Global products, which was offset by lower expenses in the first quarter of 2019.

Other Income

Other income for the three months ended June 30, 2018 primarily related to the settlement and reversal of an accrual for potential liquidated damages that resulted in other income of $155,700, offset by other expenses. There was no such activity in 2019.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

The following are the results of our operations for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

	For the Six Months Ended
	June 30,	June 30,
	2019	2018	$ Change
	(Unaudited)	(Unaudited)
Revenues	$1,785,800	$1,688,300	$97,500
Cost of revenues	68,800	66,500	2,300
Gross profit	1,717,000	1,621,800	95,200

Operating expenses:
Selling and marketing	227,600	210,100	17,500
General and administrative	494,600	633,000	(138,400)
Research and development	757,500	786,500	(29,000)
Total operating expenses	1,479,700	1,629,600	(149,900)

Income (loss) from operations	237,300	(7,800)	245,100

Other income (expense):
Other income (expense)	13,900	129,700	(115,800)

Income before provision for income taxes	251,200	121,900	129,300
Provision for income taxes	-	900	(900)
Net income	$251,200	$121,000	$130,200

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the six months ended June 30, 2019 and 2018.

	For the Six Months Ended
	June 30,	June 30,
	2019	2018	$ Change
Revenue
Software Licenses
Windows	$472,100	$387,200	$84,900
UNIX/Linux	16,000	68,700	(52,700)
Total	488,100	455,900	32,200

Software Service Fees
Windows	1,098,200	969,200	129,000
UNIX/Linux	153,500	210,400	(56,900)
Total	1,251,700	1,179,600	72,100

Other	46,000	52,800	(6,800)
	$1,785,800	$1,688,300	$97,500

Software Licenses

Windows software licenses revenue increased by $84,900 or 21.9% to $472,100 during the six months ended June 30, 2019, from $387,200 for the same period in 2018. The increase was primarily due to a certain partner that purchased a large order of Window licenses from the Company during the first quarter of 2019,

Software licenses revenue from our UNIX/Linux products decreased by $52,700 or 76.7% to $16,000 for the six months ended June 30, 2019 from $68,700 for the same period in 2018. The decrease was primarily due to lower revenue from lower stocking order licenses.

Software Service Fees

Service fees attributable to our Windows product service increased by $129,000 or 13.3% to $1,098,200 during the six months ended June 30, 2019, from $969,200 for the same period in 2018. The increase was primarily due to a combination of large renewals of maintenance support from OEM partners and an increase of new license orders stated above.

Service fees revenue attributable to our UNIX products decreased by $56,900 or 27.0% to $153,500 during the six months ended June 30, 2019, from $210,400 for the same period in 2018. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of certain long-term maintenance contracts. The majority of this decrease was attributable to our European telecommunications customers.

Other

Other revenue consists of private labeling fees and professional services. Other revenue decreased by $6,800 or 12.9% to $46,000 for the six months ended June 30, 2019, from $52,800compared to the same period in 2018.

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

Cost of revenue for the six months ended June 30, 2019 increased by $2,300, or 3.5%, to $68,800 for the six months ended June 30, 2019 from $66,500 for the same period in 2018. Cost of revenue represented 3.9% for both the six months ended June 30, 2019 and 2018.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $17,500, or 8.3%, to $227,600 for the six months ended June 30, 2019 from $210,100 for the same period in 2018. Selling and marketing expenses represented approximately 12.7% and 12.4% of total revenue for the six months ended June 30, 2019 and 2018, respectively. Selling and marketing expenses increased during 2019 due to consulting services and benefit costs.

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

General and administrative expenses decreased by $138,400, or 21.9%, to $494,600 for the six months ended June 30, 2019 from $633,000 for the same period in 2018. The decrease in general and administrative expense was due to lower legal and accounting costs.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $29,000, or 3.7% to $757,500 for the six months ended June 30, 2019 from $786,500 for the same period in 2018. The increase in research and development expense was primarily due to increased consulting fees associated with completing the new releases of our GO-Global products.

Other Income

Other income for the six months ended June 30, 2018 primarily related to the settlement and reversal of an accrual for potential liquidated damages that resulted in other income of $155,700, offset by other expenses. There was no such activity in 2019.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $1,120,300 and a working capital deficit of $425,300 as compared to cash of $892,500 and a working capital deficit of $716,200 at December 31, 2018. The increase in cash as of June 30, 2019 was primarily the result of cash provided by operations during the period due to increased profitability. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this quarterly report on Form 10-Q.

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018.

	For the Six Months Ended
	June 30,	June 30,
	2019	2018
Cash flows provided by (used in) operating activities	$227,500	$(21,200)
Cash flows provided by investing activities	$-	$-
Cash flows provided by financing activities	$300	$-

Net cash flows provided by operating activities for the six months ended June 30, 2019 amounted to $227,500, compared to cash flows used in operating activities of $21,200 for the six months ended June 30, 2018. During the six months ended June 30, 2019, our operating cash flow used of $227,500 was primarily the result of our net income for the period of $251,200, offset by a decrease in cash resulting from a decrease in accounts payable and accrued expenses of $80,700 and a decrease in deferred revenue of $113,500, offset by non-cash expenses of $112,500 for contributed services. During the six months ended June 30, 2018, our cash flows used in operations of $21,200 was primarily the result of a decrease in cash resulting from a decrease in accounts payable and accrued expenses of $153,100 and a decrease in deferred revenue of $176,000, offset by net income for the period of $121,000.

We had no cash flow activity relating to investing activities for the six months ended June 30, 2019 or 2018. Our cash flows provided by financing activities amounted to $300 during the six months ended June 30, 2019 due to proceeds from the exercise of warrants. There was no cash flow activity related to financing activities during the six months ended June 30, 2018.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any unregistered securities during the quarter ended June 30, 2019.

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

hopTo Inc.
(Registrant)

Date:	August 14, 2019

By:	/s/ Jonathon Skeels
Jonathon Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

