Form 10-Q
period 2019-09-30
hopTo Inc.
filed 2019-11-14
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 14, 2019, there were issued and outstanding 9,834,866 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$1,459,800	$892,500
Accounts receivable, net	233,800	210,800
Prepaid expenses and other current assets	57,600	79,000
Total current assets	1,751,200	1,182,300

Property and equipment, net	-	400
Other assets	17,800	17,800
Total assets	$1,769,000	$1,200,500

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$220,700	$318,700
Accrued expenses	97,900	121,600
Accrued wages	140,100	145,800
Deposit liability	-	12,100
Deferred revenue	1,239,800	1,300,300
Total current liabilities	1,698,500	1,898,500
Long-term liabilites
Deferred revenue	552,600	491,500
Total liabilities	2,251,100	2,390,000

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2019 (unaudited) or December 31, 2018	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,834,866 and 9,804,400 shares issued and outstanding as of September 30, 2019 (unaudited) and December 31, 2018, respectively	1,000	1,000
Additional paid-in capital	79,467,200	79,298,200
Accumulated deficit	(79,950,300)	(80,488,700)
Total stockholders’ deficit	(482,100)	(1,189,500)
Total liabilities and stockholders’ deficit	$1,769,000	$1,200,500

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$948,800	$832,300	$2,734,600	$2,520,600
Cost of revenues	38,100	34,800	106,900	101,300
Gross profit	910,700	797,500	2,627,700	2,419,300

Operating expenses:
Selling and marketing	96,300	99,100	323,900	309,200
General and administrative	166,100	374,000	660,700	1,007,000
Research and development	361,300	352,800	1,118,800	1,139,300
Total operating expenses	623,700	825,900	2,103,400	2,455,500

Income (loss) from operations	287,000	(28,400)	524,300	(36,200)

Other income	200	10	14,100	129,800

Income (loss) before provision for income taxes	287,200	(28,390)	538,400	93,600
Provision for income taxes	-	(100)	-	900
Net income (loss)	$287,200	$(28,290)	$538,400	$92,700

Net income (loss) per share, basic	$0.03	$(0.00)	$0.05	$0.01
Net income (loss) per share, diluted	$0.03	$(0.00)	$0.05	$0.01

Weighted average number of common shares outstanding
Basic	9,840,496	9,804,400	9,816,564	9,804,400
Diluted	10,302,577	9,804,400	10,278,646	10,368,956

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	9,804,400	$1,000	$78,539,300	$(81,849,200)	$(3,308,900)
Cumulative effect from change of accounting principal	-	-	-	1,391,900	1,391,900
Net loss	-	-	-	(43,600)	(43,600)
Balance at March 31, 2018 (unaudited)	9,804,400	$1,000	$78,539,300	$(80,500,900)	$(1,960,600)
Issuance of warrants	-	-	699,400	-	699,400
Net loss	-	-	-	164,600	164,600
Balance at June 30, 2018 (unaudited)	9,804,400	$1,000	$79,238,700	$(80,336,300)	$(1,096,600)

Balance at December 31, 2018	9,804,400	$1,000	$79,298,200	$(80,488,700)	$(1,189,500)
Contributed services	-	-	56,300	-	56,300
Net income	-	-	-	251,900	251,900
Balance at March 31, 2019 (unaudited)	9,804,400	$1,000	$79,354,500	$(80,236,800)	$(881,300)
Contributed services	-	-	56,200	-	56,200
Exercise of warrants	30,466	-	300	-	300
Net loss	-	-	-	(700)	(700)
Balance at June 30, 2019 (unaudited)	9,834,866	$1,000	$79,411,000	$(80,237,500)	$(825,500)
Contributed services	-	-	56,300	-	56,300
other rounding		-	(100)	-	(100)
Net loss	-	-	-	287,200	287,200
Balance at September 30, 2019 (unaudited)	9,834,866	$1,000	$79,467,200	$(79,950,300)	$(482,100)

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September	September
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$538,400	$92,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	400	26,700
Contributed services	168,800	-
Changes in allowance for doubtful accounts	2,100	(5,200)
Loss on disposal of property and equipment	-	700
Changes in deferred rent	-	(31,400)
Changes in operating assets and liabilities:
Accounts receivable	(25,100)	197,200
Prepaid expenses and other current assets	9,200	(34,500)
Accounts payable and accrued expenses	(127,400)	(45,000)
Deferred revenue	600	(304,600)
Other current liabilities	-	(155,700)

Net cash provided by (used in) operating activities	567,000	(259,100)

Cash flows from financing activities
Proceeds from exercise of warrants	300	-

Net cash provided by financing activities	300	-

Net change in cash	567,300	(259,100)
Cash, beginning of the period	892,500	1,015,400
Cash, end of the period	$1,459,800	$756,300

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Liquidity

The Company has incurred significant net losses since inception. As of September 30, 2019, we had an accumulated deficit of $79,950,300 and a working capital of $52,700, which includes deferred revenue of $1,239,800. Our ability to continue to generate net income and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all.

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of September 30, 2019 (unaudited) or December 31, 2018.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of September 30, 2019 and December 31, 2018, the allowance for doubtful accounts totaled $5,700 and $3,600, respectively.

Concentration of Credit Risk

For the three months ended September 30, 2019, the Company had three customers comprising 11.5%, 11.9%, and 29.7%, respectively, of total revenues. For the three months ended September 30, 2018, the Company had two customers comprising 19.4% and 11.2%, respectively, of total revenues.

For the nine months ended September 30, 2019, the Company had two customers comprising 15.5% and 17.3% of total revenues. For the nine months ended September 30, 2018, the Company had two customers comprising 12.3% and 10.1%, respectively, of total revenues.

As of September 30, 2019, the Company has three customers comprising 15.9%, 16.6%, and 43.4%, respectively, of net accounts receivable. As of December 31, 2018, the Company has three customers comprising 32.18%, 15.4% and 10.8%, respectively, of net accounts receivable . A loss of one of these customers would have a material effect on the Company.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of September 30, 2019 and 2018, representing outstanding in-the-money warrants of 481,335and 564,556, respectively, were included in the computation of diluted net income (loss) per share using the Treasury Stock Method. During the nine months ended September 30, 2019 and 2018, the Company had total common stock equivalents of 106,077 and 300,032,   respectively, which excluded from the computation of net income per share because they are anti-dilutive  .

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

The Company assessed the impact that the new lease recognition standard had on its consolidated financial statements. As of the adoption date of January 1, 2019, the Company has only one lease, which was for its office space it leases under a month-to-month arrangement for a monthly amount of $4,000, which can be cancelled at any time by either party with a six-month advance notice. As management has elected a policy to exclude leases with an initial term of 12 months of less from the balance sheet presentation required under Topic 842, the office lease has been excluded from balance sheet presentation as it has an original term of 12 months or less. The rent associated with the lease continues to be expensed as incurred. Rent expense for the three months ended September 30, 2019 and 2018, amounted to $12,000 and $12,000, respectively. Rent expense for the nine months ended September 30, 2019 and 2018, amounted to $36,000 and $36,000, respectively.

3. Property and Equipment

Property and equipment consisted of the following.

	September 30,	December 31,
	2019	2018
	(Unaudited)

Equipment	$154,300	$154,300
Furniture and fixtures	1,600	1,600
	155,900	155,900
Less: accumulated depreciation	(155,900)	(155,500)

	$-	$400

Depreciation expense amounted to $0 and $8,900 for the three months ended September 30, 2019 and 2018, respectively. Depreciation expense amounted to $400 and $26,700 for the nine months ended September 30, 2019 and 2018, respectively.

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

All options granted under the 12 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The maximum term of options issued under the 12 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 12 Plan will terminate no later than November 7, 2022. As of September 30, 2019, 411,593 shares of common stock remained available for issuance under the 12 Plan.

The following summarizes the stock option activity for the nine months ended September 30, 2019.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)

Outstanding at December 31, 2018	117,675	$2.57	2.28
Granted	-
Forfeited/cancelled	(11,598)
Exercised	-
Outstanding at September 30, 2019 (unaudited)	106,077	$2.77	1.78

Vested and expected to vest at September 30, 2019 (unaudited)	106,077	$2.77	1.78

Exercisable at September 30, 2019 (unaudited)	106,077	$2.77	1.78

The following table summarizes information about options outstanding and exercisable as of September 30, 2019.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.75 - 1.00	27,527	0.81	$0.82	27,527	$0.82
1.79 - 4.00	63,684	2.12	3.21	63,684	3.21
$4.20 - 6.68	14,866	2.15	$4.46	14,866	$4.46
	106,077			106,077

Warrants

During the nine months ended September 30, 2019, the Company issued 30,466 shares of common stock for the exercise of warrants. As of September 30, 2019, and December 31, 2018, the Company had 481,335 and 622,912 warrants outstanding, respectively. The warrants outstanding at September 30, 2019 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three and nine months ended September 30, 2019 and 2018 was as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue by Country
United States	$344,000	$289,500	$1,006,400	$887,000
Brazil	160,000	182,000	431,400	540,000
Japan	162,800	72,400	268,300	183,400
The Netherlands	46,900	32,900	357,100	103,800
Other Countries	235,100	255,500	671,400	806,400
Total	948,800	832,300	2,734,600	2,520,600

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the three months ended September 30, 2019 and 2018, the Company contributed a total of $0 and $1,500, respectively. During the nine months ended September 30, 2019 and 2018, the Company contributed a total of $14,100 and $16,800, respectively.

Contingencies

During the ordinary course of business, the Company is subject to various potential claims and litigation. Management is not aware of any outstanding litigation which would have a significant impact on the Company’s financial statements.

7. Related Party Transactions

The Company’s Chief Executive Officer and Interim Chief Financial Officer has served in these executive roles providing management services to the Company since September 2018, however, does not currently receive a salary or other forms of compensation. During the three and nine months ended September 30, 2019, the Company has recorded an expense and contributed capital of $56,200 and $168,700, respectively, for contributed services based on the estimated market rate for these services.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

The following are the results of our operations for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

	For the Three Months Ended
	September 30,	September 30,
	2019	2018	$ Change
	(Unaudited)	(Unaudited)

Revenues	$948,800	$832,300	$116,500
Cost of revenues	38,100	34,800	3,300
Gross profit	910,700	797,500	113,200

Operating expenses:
Selling and marketing	96,300	99,100	(2,800)
General and administrative	166,100	374,000	(207,900)
Research and development	361,300	352,800	8,500
Total operating expenses	623,700	825,900	(202,200)

Income (loss) from operations	287,000	(28,400)	315,400

Other income (expense):
Other income (expense)	200	10	190

Income (loss) before provision for income taxes	287,200	(28,390)	315,590
Provision for income taxes	-	(100)	100
Net income (loss)	$287,200	$(28,290)	$315,490

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the three months ended September 30, 2019 and 2018.

	For the Three Months Ended
	September 30,	September 30,
	2019	2018	$ Change
Revenue
Software Licenses
Windows	$302,000	$218,400	$83,600
UNIX/Linux	20,100	10,100	10,000
Total	322,100	228,500	93,600

Software Service Fees
Windows	535,700	489,300	46,400
UNIX/Linux	68,000	90,500	(22,500)
Total	603,700	579,800	23,900

Other	23,000	24,000	(1,000)
	$948,800	$832,300	$116,500

Software Licenses

Windows software licenses revenue increased by $83,600 or 38,3% to $302,000 during the three months ended September 30, 2019, from $218,400 for the same period in 2018. The increase was primarily due to higher revenue from standard license purchase from a certain Japanese reseller for three months ended September 30, 2019.

Software licenses revenue from our UNIX/Linux products increased by $10,000 or 99.0% to $20,100 for the three months ended September 30, 2019 from $10,100 for the same period in 2018. The increase was primarily due to higher revenue from stocking order licenses and standard UNIX license orders.

Software Service Fees

Service fees attributable to our Windows product service increased by $46,400 or 9.5% to $535,700 during three months ended September 30, 2019, from $489,300 for the same period in 2018. The increase was primarily due to higher Windows subscription licenses.

Service fees revenue attributable to our UNIX products decreased by $22,500 or 24.9% to $68,000 during the three months ended September 30, 2019, from $90,500 for the same period in 2018. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of certain long-term maintenance contracts. The majority of this decrease was attributable to our European telecommunications customers.

Other

Other revenue consists of private labeling fees and professional services. Other revenue decreased by $1,000 or 4.2% for the three months ended September 30, 2019, compared to the same period in 2018.

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

Cost of revenue for the three months ended September 30, 2019 increased by $3,300, or 9.5%, to $38,100 for the three months ended September 30, 2019 from $34,800 for the same period in 2018. Cost of revenue represented 4.0% and 4.2% of total revenue for the three months ended September 30, 2019 and 2018, respectively.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses decreased by $2,800, or 2.8%, to $96,300 for the three months ended September 30, 2019 from $99,100 for the same period in 2018. Selling and marketing expenses represented approximately 10.1% and 11.9% of total revenue for the three months ended September 30, 2019 and 2018, respectively.

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

General and administrative expenses decreased by $207,900, or 55.6%, to $166,100 for the three months ended September 30, 2019 from $374,000 for the same period in 2018. The decrease in general and administrative expense was due to lower legal and accounting costs.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased slightly by $8,500, or 2.4% to $361,300 for the three months ended September 30, 2019 from $352,800 for the same period in 2018. The research and development costs overall remained consistent.

Results of Operations for the Nine Months Ended September 30, 2019 and 2018

The following are the results of our operations for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

	For the Nine Months Ended
	September 30,	September 30,
	2019	2018	$ Change
	(Unaudited)	(Unaudited)

Revenues	$2,734,600	$2,520,600	$214,000
Cost of revenues	106,900	101,300	5,600
Gross profit	2,627,700	2,419,300	208,400

Operating expenses:
Selling and marketing	323,900	309,200	14,700
General and administrative	660,700	1,007,000	(346,300)
Research and development	1,118,800	1,139,300	(20,500)
Total operating expenses	2,103,400	2,455,500	(352,100)

Income (loss) from operations	524,300	(36,200)	560,500

Other income (expense):
Other income (expense)	14,100	129,800	(115,700)

Income before provision for income taxes	538,400	93,600	444,800
Provision for income taxes	-	900	(900)
Net income	$538,400	$92,700	$445,700

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the nine months ended September 30, 2019 and 2018.

	For the Nine Months Ended
	September 30,	September 30,
	2019	2018	$ Change
Revenue
Software Licenses
Windows	$774,100	$605,600	$168,500
UNIX/Linux	36,100	78,800	(42,700)
Total	810,200	684,400	125,800

Software Service Fees
Windows	1,633,900	1,458,500	175,400
UNIX/Linux	221,500	300,900	(79,400)
Total	1,855,400	1,759,400	96,000

Other	69,000	76,800	(7,800)
	$2,734,600	$2,520,600	$214,000

Software Licenses

Windows software licenses revenue increased by $168,500 or 27.8% to $774,100 during the nine months ended September 30, 2019, from $605,600 for the same period in 2018. The increase was primarily due to a certain partners that purchased large orders of Window licenses from the Company during the first and third quarter of 2019,

Software licenses revenue from our UNIX/Linux products decreased by $42,700 or 54.2% to $36,100 for the nine months ended September 30, 2019 from $78,800 for the same period in 2018. The decrease was primarily due to lower revenue from lower stocking order licenses.

Software Service Fees

Service fees attributable to our Windows product service increased by $175,400 or 12.0% to $1,633.900 during the nine months ended September 30, 2019, from $1,458,500 for the same period in 2018. The increase was primarily due to a combination of large renewals of maintenance support from OEM partners and an increase of new license orders stated above and higher windows subscription license orders.

Service fees revenue attributable to our UNIX products decreased by $79,400 or 26.4% to $221,500 during the nine months ended September 30, 2019, from $300,900 for the same period in 2018. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of certain long-term maintenance contracts. The majority of this decrease was attributable to our European telecommunications customers.

Other

Other revenue consists of private labeling fees and professional services. Other revenue decreased by $7,800 or 10.2% to $69,000 for the nine months ended September 30, 2019, from $76,800 compared to the same period in 2018.The decrease is due to lower revenue from both private labeling and professional services.

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

Cost of revenue for the nine months ended September 30, 2019 increased by $5,600, or 5.5%, to $106,900 for the nine months ended September 30, 2019 from $101,300 for the same period in 2018. Cost of revenue represented 3.9% and 4.0% for the nine months ended September 30, 2019 and 2018, respectively.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $14,700, or 4.8%, to $323,900 for the nine months ended September 30, 2019 from $309,200 for the same period in 2018. Selling and marketing expenses represented approximately 11.8% and 12.3% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. Selling and marketing expenses increased during 2019 due to consulting services and benefit costs.

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

General and administrative expenses decreased by $346,300, or 34.4%, to $660,700 for the nine months ended September 30, 2019 from $1,007,000 for the same period in 2018. The decrease in general and administrative expense was due to lower legal and accounting costs.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased slightly by $20,500, or 1.8% to $1,118,800 for the nine months ended September 30, 2019 from $1,139,300 for the same period in 2018. The research and development costs overall remained consistent.

Other Income

Other income for the nine months ended September 30, 2018 primarily related to the settlement and reversal of an accrual for potential liquidated damages that resulted in other income of $155,700, offset by other expenses. There was no such activity in 2019.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $1,459,800 and a working capital of $52,700 as compared to cash of $892,500 and a working capital deficit of $716,200 at December 31, 2018. The increase in cash as of September 30, 2019 was primarily the result of cash provided by operations during the period due to increased profitability. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this quarterly report on Form 10-Q.

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018.

	For the Six Months Ended
	September 30,	September 30,
	2019	2018
Cash flows provided by (used in) operating activities	$567,000	$(259,100)
Cash flows provided by investing activities	$-	$-
Cash flows provided by financing activities	$300	$-

Net cash flows provided by operating activities for the nine months ended September 30, 2019 amounted to $567,000, compared to cash flows used in operating activities of $259,100 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, our operating cash flow of $567,000 was primarily the result of our net income for the period of $538,400 including non-cash expenses of $168,700 for contributed services, offset by a decrease in cash resulting from a decrease in accounts payable and accrued expenses of $127,400. During the nine months ended September 30, 2018, our cash flows used in operations of $259,100 was primarily the result of a decrease in cash resulting from a decrease in accounts payable and accrued expenses of $45,000, a decrease in other current liabilities of $155,700, and a decrease in deferred revenue of $304,600, offset by net income for the period of $92,700 and additional cash provided from a reduction of accounts receivable of $197,200.

We had no cash flow activity relating to investing activities for the nine months ended September 30, 2019 or 2018. Our cash flows provided by financing activities amounted to $300 during the nine months ended September 30, 2019 due to proceeds from the exercise of warrants. There was no cash flow activity related to financing activities during the nine months ended September 30, 2018.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We did not sell any unregistered securities during the quarter ended September 30, 2019.

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

hopTo Inc. (Registrant)

Date:	November 14, 2019

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

