Form 10-K
period 2019-12-31
hopTo Inc.
filed 2020-04-14
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

[  ] Large accelerated filer [  ] Accelerated filer [X] Non-Accelerated filer [X] Smaller reporting company

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

Yes [  ] No [X]

As of June 30, 2019, the aggregate market value of the Registrant’s common stock held by non-affiliates was $2,606,838.

As of April 14, 2020, there were outstanding 11,572,880 shares of the Registrant’s common stock.

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

Except for the sale of 7 patents sold to Salesforce.com during 2017, we own all hopTo-related IP including source-code, related patents, and the relevant trademarks. We continue to believe that we may be able to extract value from these assets and are currently working to do so at this time. For detailed historical information on the hopTo products and technologies, please refer to our previously filed Annual Report on form 10-K which are available at www.sec.gov. Such filings are being noted for historical information only; unless expressly noted, they are not incorporated herein by reference.

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

Strategic Customer Relationships

We believe it is important to maintain our current strategic alliances and to seek suitable new alliances in order to enhance shareholder value, improve our technology and/or enhance our ability to penetrate relevant target markets. We also are focusing on strategic relationships that have immediate revenue generating potential, strengthen our position in the server-based software market, add complementary capabilities and/or raise awareness of our products and us. Our strategic relationships for all GO-Global products include the following:

●	We are party to a non-exclusive distribution agreement with KitASP, a Japanese application service provider founded by companies within Japan’s electronics and infrastructure industries, including NTT DATA, Mitsubishi Electric, Omron, RICS, Toyo Engineering and Hitachi. Pursuant to this agreement, which was entered into in September 2011, KitASP has licensed our GO-Global product line for inclusion in their software products, primarily their server-bundled application service provider software solution. Either party may terminate the contract upon 60 days’ written notice to the other party.

●	We are party to a non-exclusive channel partner agreement with Elosoft Informatica Ltda, a South American distributor of various technology products, including both hardware and software offerings, and related services. Under the terms of this agreement, Elosoft has licensed both our GO-Global Windows Host and GO-Global for UNIX software for deployment to their distribution network with both sub-distributors and end-users. Our agreement with Elosoft, which was originally entered into in February 2005, automatically renews annually. Either party may terminate the agreement upon 60 days’ written notice to the other party.

●	We are party to a non-exclusive global purchasing agreement with Alcatel-Lucent, a telecommunications, network systems and services company. Pursuant to this relationship, which started in July 1999, Alcatel-Lucent has licensed our GO-Global for UNIX software for inclusion with their software products. Many of Alcatel-Lucent’s customers are using our server-based software to remote access Alcatel-Lucent’s Network Management Systems applications. Since December 2012, we have mutually agreed with Alcatel-Lucent to renew this contract each year for additional one-year with terms consistent with those set forth in the expired contract. The current renewal period expires in December 2019.

●	We are party to a non-exclusive distribution agreement with GE Intelligent Platforms (“GE”), a U.S. based designer, manufacturer, and supplier of products for industrial control and automation. GE has licensed our GO-Global product line for inclusion in their automation and production management software products. Our agreement with GE, which was originally entered into in December 2002, automatically renews annually. Either party may terminate the contract upon 60 days’ written notice to the other party.

●	In August 2011 we entered into an agreement with GAD eG (“GAD”), a Germany based provider of information technology, software development and data processing solutions for retail banks. GAD licensed our GO-Global for Windows software and embedded it in their banking applications. This agreement covered a one-time transaction of theirs with a large German bank. The installation of their software application generated significant product license sales for us in 2011 and 2012. Since then, we continued to have large maintenance renewals from these product licenses and expect to have maintenance sales in future years; however, we do not expect to have future product licensing sales to GAD comparable to the 2012 and 2011 levels.

●	In January 2010, we entered into a non-exclusive reseller and distribution agreement with Information Delivery Systems, LLC (IDS), a U.S. based publisher and hosting solutions provider for churches and educational institutions. IDS has licensed our GO-Global for Windows software and has utilized it as the hosting engine for its cloud-based solutions. Our agreement with IDS automatically renews annually. Either party may terminate the contract upon 60 days’ written notice to the other party.

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

We currently consider the following to be our most significant customers and partners. For the purposes of this table, “Sales” refers to the dollar value of orders received from these customers and partners in the period indicated. These Sales values are non-GAAP metrics and do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees.

	2019	2018
Customer	% Sales	% Sales
Centric System	7.8%	9.5%
Elosoft	8.9%	10.4%
GE	6.5%	3.9%
IDS	8.6%	8.0%
KitASP	14.0%	6.2%
Uniface	14.3%	4.2%
Total	60.1%	42.2%

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

Employees

As of April 14, 2020, we had a full-time equivalent of 12.5 total employees, including 2 in marketing, sales and support, 8.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 2 in administration and finance. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

Recent Developments

On January 31, 2020, we entered into a Backstop Agreement (the “Backstop Agreement”) with a consortium of accredited investors, including all of our directors and led by Novelty Capital Partners LP, pursuant to which such investors agreed to purchase in a private placement, at $0.30 per share, up to $2.41 million of shares of our common stock. The consummation of the investment pursuant to the Backstop Agreement was conditioned on the closing of our subscription rights offering to all of our stockholders (the “Rights Offering”). The Rights Offering expired on March 31, 2020. While upon the closing of the Rights Offering, we anticipated that the Backstop Agreement would close by April 14, 2020, as of the filing of this Annual Report on Form 10-K the Backstop Agreement has not closed and we now expect to consummate the Backstop Agreement transactions by the end of April 2020.

At the closing of the Rights Offering, we received gross proceeds of $480,191 in exchange for 1.6 million shares of common stock. Pursuant to the Backstop Agreement, we expect to receive proceeds of $2.12 million in exchange for the issuance of 7.0 million restricted shares of common stock We intend to use the proceeds from the Rights Offering and the Backstop Agreement for general corporate purposes, which may include acquisitions (although we do not currently have any plans with respect to any acquisition).

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

We have experienced significant operating and net losses since we began operations. After years of losses, we had net income for 2019 of $554,300; however, such improvement in our financial performance could reverse if our GO-Global business, our only source of revenue, declines or if we are unable to maintain control over our expenses.

The coronavirus pandemic could adversely affect our results of operations.

The recent coronavirus pandemic throughout the United States and the world has resulted in the United States and other countries halting or sharply curtailing the movement of people, goods and services. All of this has caused extended shutdowns of businesses and the prolonged economic impact remains uncertain. At this point, we believe the conditions will have a material adverse effect on our business but given the rapidly changing developments we cannot accurately predict what effects these conditions will have on our business, which will depend on, among other factors, the ultimate geographic spread of the virus, the duration of the outbreak and travel restrictions and business closures imposed by the United States and various other governments.

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

Our future success depends on our ability to continually enhance our current products and develop and introduce new features and capabilities that our customers choose to buy. If we are unable to satisfy our customers’ demands and remain competitive with other products that could satisfy their needs by introducing new features, capabilities and enhancements, our business, results of operations, financial condition, and cash flows could be materially adversely impacted. Our future success could be hindered by, among other factors:

●	the amount of cash we have available to fund investment in new products and enhancements;

●	the reduced level of research and development resources that the we now have available in the Company to perform the work necessary to develop new features and capabilities

●	delays in our introduction of new features, capabilities and/or enhancements of existing products;

●	disruptions in our operations or customer relations due to the coronavirus pandemic;

●	delays in market acceptance of new products and/or enhancements of existing products; and

●	a competitor’s announcement of new products and/or product enhancements or technologies that could replace or shorten the life cycle of our existing products.

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

We have incurred significant net losses since our inception. As of December 31, 2019, we had an accumulated deficit of $79,934,400 and a working capital of $101,800. Our ability to continue to generate net profits and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks, some of which are described in this Annual Report on Form 10-K. As a very small company, we have limited ability to deploy new revenue increasing opportunities, and limited flexibility to respond to unforeseen adverse developments, such as customer losses, adverse market developments or unanticipated expenses. Although our current operating plan does not call for the raising of new capital, if we need to raise new capital, our ability to do so is extremely limited given our very small market capitalization and the limited volume in the trading of our common stock.

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

Our management believes that any significant improvement in our cash flow must result from increases in revenues from existing sources and from new revenue sources. Our ability to develop new revenues depends on many factors not in our control, or only partially in its control, including available capital resources which affect the extent of our marketing activities and our research and development activities, all of which are limited by our small size and revenue base. We cannot assure you that the resources that we can devote to marketing and to research and development will be sufficient to increase its revenues to levels that will enable us to maintain positive operating cash flow in the future.

Sales of products within our GO-Global product families are likely to be our only source of revenue during 2020.

Sales of products within our GO-Global product families, and related enhancements, were our only source of revenue during 2019 and will continue to be our only source of revenue during 2020. The success, if any, of our new GO-Global releases may depend on a number of factors, including market acceptance of the new GO-Global releases and our ability to manage the risks associated with introducing such releases. Declines in demand for our GO-Global products could occur as a result of, among other factors:

●	lack of success with our strategic partners;

●	new competitive product releases and updates to existing competitive products;

●	decreasing or stagnant information technology spending levels;

●	price competition;

●	technological changes;

●	disruptions in our operations or customer relations due to the coronavirus pandemic; or

●	general economic conditions in the markets in which we operate.

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

Our operating results are likely to fluctuate significantly in the future on a quarterly and annual basis due to a number of factors, many of which are outside our control. Factors that could cause our operating results and therefore our revenues to fluctuate include the following, among other factors:

●	our ability to maximize the revenue opportunities of our patents;

●	variations in the size of orders by our customers;

●	increased competition;

●	disruptions in our operations or customer relations due to the coronavirus pandemic; and

●	the proportion of overall revenues derived from different sales channels such as distributors, original equipment manufacturers (“OEMs”) and others.

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

We have sought to match our expenses structure with business opportunities, but this creates risks. As a result, our current Chief Executive Officer and Interim Chief Financial Officer does not receive any salary from the Company, which potentially understates our current operating expenses and overstates our profitability. We also rely on the considerable expertise of our Board of Directors and the moderate use of professional advisors. This arrangement limits our ability to respond to challenges and develop opportunities. Should we revise our approach to management by hiring additional resources, this too, can create risks to the cost savings we have achieved, if any anticipated business opportunities are not realized.

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

Our business and strategy rely to a significant extent on our strategic relationships with other companies. There is no assurance that we will be able to maintain or further develop any of these relationships or to replace them in the event any of these relationships are terminated. In addition, any failure to renew or extend any license between any third party and us may adversely affect our business.

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

Future sales of our common stock could adversely affect its price and our future capital-raising activities, and could involve the issuance of additional equity securities, which would dilute current stockholder investments in our common stock and could result in lowering the trading price of our common stock.

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

We may make acquisitions, which could require significant management attention, disrupt our business, dilute our stockholders, and seriously harm our business.

As part of our business strategy, we intend to make acquisitions in the future (although we do not currently have any probable acquisitions). Our ability to acquire and successfully integrate larger or more complex companies, products, and technologies is unproven. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or use the acquired products, technology, and personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt, or issue equity securities to pay for any acquisition, any of which could seriously harm our business. Selling equity to finance any such acquisitions would also dilute our stockholders. Incurring debt would increase our fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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

We are not likely to have the capital to acquire large businesses. Therefore, the businesses we acquire may require significant investment in corporate infrastructure, repositioning, incremental sales, marketing or product development.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions.

We have a significant number of outstanding warrants and options, and future sales of these shares could adversely affect the market price of our common stock.

As of December 31, 2019, we had outstanding warrants for an aggregate of 481,335 shares of common stock, at a weighted average exercise price of $0.01 per share. As of December 31, 2019, we had outstanding options exercisable for an aggregate of 106,077 shares of our common stock at a weighted average exercise price of $2.77 per share. The holders may sell these shares exercisable under warrants or options in the public markets from time to time. In addition, if our stock price rises, more outstanding warrants and options will be “in-the-money” and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

Provisions in our Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws may have the effect of delaying or preventing a change in control of our company or our management, even if doing so would be beneficial to our stockholders. These provisions include, but are not limited to, authorizing our board of directors to issue preferred stock without stockholder approval and limiting the persons who may call special meetings of stockholders and providing that stockholders cannot take action by written consent in lieu of a meeting. In addition, our Rights Agreement, entered into by us and American Stock Transfer & Trust Company, LLC (as rights agent) on February 16, 2018, as amended on November 2, 2018 (the “Rights Agreement”), works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires five percent (5%) or more of our common stock without the approval of our board of directors. As a result, the overall effect of the Rights Agreement and the issuance of the rights thereunder may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving that is not approved by our board of directors. The Rights Agreement is not intended to interfere with any merger, tender or exchange offer or other business combination approved by our board of directors. Nor does the Rights Agreement prevent the Board from considering any offer that it considers to be in the best interest of its stockholders. The Rights Agreement expires at or prior to the earlier of (i) February 16, 2021 or (ii) the redemption or exchange of the rights thereunder, as provided for in the Rights Agreement. Together, these charter and contractual arrangements could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

●	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

●	limiting the liability of, and providing indemnification to, our directors and officers;

●	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

●	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

●	providing our board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

●	limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; and

●	requiring a supermajority of two-thirds of stockholders to amend certain provisions of our certificate of incorporation or to amend our bylaws.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters currently occupies approximately 2,527 square feet of office space in Concord, New Hampshire, under a month-to-month lease arrangement for a monthly payment of $4,000 per month, which can be cancelled at any time by either party with a six-month advance notice.

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

On April 14, 2020 there were approximately 116 holders of record of our common stock.

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

Unregistered Sales of Equity Securities

On January 31, 2020, we entered into the Backstop Agreement with a consortium of accredited investors, including all of our directors and led by Novelty Capital Partners LP, pursuant to which such investors agreed to purchase in a private placement, at $0.30 per share, up to $2.41 million of shares of our common stock. The consummation of the investment pursuant to the Backstop Agreement was conditioned on the closing of the Rights Offering. The Rights Offering expired on March 31, 2020. While upon the closing of the Rights Offering, we anticipated that the Backstop Agreement would close by April 14, 2020, as of the filing of this Annual Report on Form 10-K the Backstop Agreement has not closed and we now expect to consummate the Backstop Agreement transactions by the end of April 2020. At the closing of the Rights Offering, we received gross proceeds of $480,191 in exchange for 1.6 million shares of common stock. Pursuant to the Backstop Agreement, we expect to receive proceeds of $2.12 million in exchange for the issuance of 7.0 million restricted shares of common stock. We intend to use the proceeds from the Rights Offering and the Backstop Agreement for general corporate purposes, which may include acquisitions (although we do not currently have any plans with respect to any acquisition). The shares were issued to the Backstop Agreement investors pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

Except for the sale of 7 patents sold to Salesforce.com during 2017, we own all hopTo-related intellectual property including source-code, related patents, and the relevant trademarks. We believe these assets have value and are continuously evaluating opportunities to maximize such potential benefits from these assets.

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

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” Revenues under ASC 606 are recognized when the promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company recorded $1,391,900 to opening accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to deferred license revenue associated with stocking orders placed in prior periods which had not been sold through to end users prior to January 1, 2018.

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

The change to the current revenue policy is the timing of revenue recognition for software licenses purchased by stocking resellers. Under the guidance ASC 605, the Company recognized revenue upon the delivery of licenses to end users when they were purchased from the stocking reseller. Under the guidance ASC 606, license revenue is recognized upon crediting of the licenses to the stocking resellers account for draw down at their discretion after placement of the stocking order by the stocking reseller. During the year ended December 31, 2018, this change in revenue policy resulted in lower license revenue of $231,300 and which had the same impact on gross profit, income (loss) from operations and net income (loss).

The Company recorded $1,391,900 to opening accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to reversal of deferred license revenue associated with stocking orders placed in prior periods which had not been sold through to end users prior to January 1, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of December 31, 2019 or 2018.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of December 31, 2019 and 2018, the allowance for doubtful accounts totaled $7,300 and $3,600, respectively.

Software Development Costs

Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company did not capitalize any software development costs during 2019 or 2018. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during the year ended December 31, 2019 or 2018.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. As of December 31, 2019, the Company had approximately $1,291,900 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2018, the Company had approximately $642,500 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2019 and 2018, we currently consider the following to be our most significant customers and partners. For the purposes of this table, “Sales” refers to the dollar value of orders received from these customers and partners in the period indicated. These Sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees.

	2019		2018
		% Accounts		% Accounts
Customer	% Sales	Receivable	% Sales	Receivable
Centric System	7.8%	17.9%	9.5%	3.2%
Elosoft	8.9%	8.1%	10.4%	32.1%
GE	6.5%	0.6%	3.9%	15.4%
KitASP	14.0%	3.0%	6.2%	1.7%
Thermo LabSystems	2.9%	9.7%	4.1%	10.8%
Uniface	14.3%	7.5%	4.2%	5.1%
Total	54.4%	46.8%	38.3%	68.3%

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of December 31, 2019, representing 481,335 outstanding in-the-money warrants, were included in the computation of diluted net income (loss) per share using the Treasury Stock Method. During the year ended December 31, 2019 and 2018, the Company had total common stock equivalents of 106,077 and 353,231 shares, respectively, which excluded from the computation of net income per share because they are anti-dilutive.

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

The Company assessed the impact that the new lease recognition standard had on its consolidated financial statements. As of the adoption date of January 1, 2019, the Company had only one lease, which was for its office space it leases under a month-to-month arrangement for a monthly amount of $4,000, which can be cancelled at any time by either party with a six-month advance notice. As management has elected a policy to exclude leases with an initial term of 12 months of less from the balance sheet presentation required under Topic 842, the office lease has been excluded from balance sheet presentation as it has an original term of 12 months or less. The rent associated with the lease continues to be expensed as incurred.

Results of Operations for the Year Ended December 31, 2019 and 2018

The following is a comparison of the results of our operations for the years ended December 31, 2019 and 2018.

	For the Year Ended
	December 31, 2019	December 31, 2018

Revenues:
Software licenses	952,600	812,900
Software service fees	2,483,600	2,240,300
Other	93,900	100,200
Total Revenue	3,530,100	3,153,400

Cost of Revenue:
Software service costs	52,700	52,100
Software product costs	97,100	93,700
Total cost of revenue	149,800	145,800

Gross profit	$3,380,300	$3,007,600

Operating expenses:
Selling and marketing	442,400	412,300
General and administrative	864,700	1,236,900
Research and development	1,533,000	1,518,700
Total operating expenses	2,840,100	3,167,900

Income (loss) from operations	540,200	(160,300)

Other income (expense):
Other income (expense)	14,100	129,800

Income (loss) before provision for income taxes	554,300	(30,500)
Provision for income taxes	-	900
Net income (loss)	$554,300	$(31,400)

Net income (loss) per share, basic	$0.06	$(0.00)
Net income (loss) per share, diluted	$0.05	$(0.00)

Weighted average number of common shares outstanding
Basic	9,821,177	10,150,867
Diluted	10,287,183	10,150,867

See accompanying notes to consolidated financial statements

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the year ended December 31, 2019 and 2018.

	For the Year Ended
	December 31, 2019	December 31, 2018	$ Change	% Change
Revenue
Software Licenses
Windows	$906,300	$714,800	$191,500	26.8%
UNIX/Linux	46,300	98,100	(51,800)	-52.8%
Total	952,600	812,900	139,700	17.2%

Software Service Fees
Windows	2,192,100	1,856,500	335,600	18.1%
UNIX/Linux	291,500	383,800	(92,300)	-24.0%
Total	2,483,600	2,240,300	243,300	10.9%

Other	93,900	100,200	(6,300)	-6.3%
	$3,530,100	$3,153,400	$376,700	11.9%

Software Licenses

Windows software licenses revenue increased by $191,500 or 26.8% to $906,300 during the year ended December 31, 2019, from $714,800 as compared to 2018. The increase was primarily due to a certain partner that purchased a large order of Window licenses from the Company during the first and third quarter of 2019.

Software licenses revenue from our UNIX/Linux products decreased by $51,800 or 52.8% to $46,300 during the year ended December 31, 2019 from $98,100 as compared to 2018. The decrease was primarily due to lower revenue from lower stocking order licenses.

Software Service Fees

Service fees attributable to our Windows product service increased by $335,600 or 18.1% to $2,192,100 during the year ended December 31, 2019, from $1,856,500 as compared to 2018. The increase was primarily due to a combination of large renewals of maintenance support from OEM partners and an increase of new license orders stated above.

Service fees revenue attributable to our UNIX products decreased by $92,300 or 24.0% to $291,500 during the year ended December 31, 2019, from $383,800 as compared to 2018. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of certain long-term maintenance contracts. The majority of this decrease was attributable to our European telecommunications customers.

Other

Other revenue consists of private labeling fees and professional services. Other revenue decreased by $6,300 or 6.3% to $93,900 for the year ended December 31, 2019, from $100,200 compared to 2018 due to decrease in branding fees and professional services.

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

Cost of revenue for the year ended December 31, 2019 increased by $4,000, or 2.7%, to $149,800 as compared to $145,800 for 2018. Cost of revenue represented 4.2% and 4.6% of total revenue for the year ended December 31, 2019 and 2018, respectively.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $30,100, or 7.3%, to $442,400 for the year ended December 31, 2019 from $412,300 as compared to 2018. Selling and marketing expenses represented approximately 12.5% and 13.1% of total revenue for the year ended December 31, 2019 and 2018, respectively. Selling and marketing expenses increased during 2019 due to consulting services and benefit costs.

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

General and administrative expenses decreased by $372,200, or 30.1%, to $864,700 for the year ended December 31, 2019 from $1,236,900 as compared to 2018. The decrease in general and administrative expense was due to lower legal and accounting costs.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $14,300, or 0.9% to $1,533,000 for the year ended December 31, 2019 from $1,518,700 as comparted to 2018. The research and development costs overall remained consistent.

Other Income

Other income for the year ended December 31, 2018 primarily related to the settlement and reversal of an accrual for potential liquidated damages that resulted in other income of $155,700, offset by other expenses. There was no such activity in 2019.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $1,541,900 and a working capital of $101,800 as compared to cash of $892,500 and a working capital deficit of $716,200 at December 31, 2018. The increase in cash as of December 31, 2019 was primarily the result of cash provided by operations during the period due to increased profitability. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this annual report on Form 10-K.

The following is a summary of our cash flows from operating, investing and financing activities for the year ended December 31, 2019 and 2018.

	For the Year Ended
	December 31, 2019	December 31, 2018
Cash flows provided by (used in) operating activities	$649,200	$(107,400)
Cash flows provided by investing activities	$-	$-
Cash flows provided by financing activities	$200	$(15,500)

Net cash flows provided by operating activities for the year ended December 31, 2019 amounted to $649,200, compared to cash flows used in operating activities of $107,400 for the year ended December 31, 2018. During the year ended December 31, 2019, our operating cash flow of $649,200 was primarily the result of our net income for the period of $554,300 including non-cash expenses of $225,100 for contributed services, offset by a decrease in cash resulting from a decrease in accounts payable and accrued expenses of $62,400. During the year ended December 31, 2018, our cash flows used in operations of $107,400 was primarily the result of our net loss of $31,400 offset by non-cash gains related to changes in our deferred rent and warrant liability which did not reoccur in 2019.

We had no cash flow activity relating to investing activities for the year ended December 31, 2019 or 2018. Our cash flows provided by financing activities amounted to $200 during the year ended December 31, 2019 due to proceeds from the exercise of warrants. Our cash used in financing activities was $15,500 during 2018 due to payments for the repurchase of warrants.

Subsequent to December 31, 2019, we received gross proceeds of $480,191 from the Rights Offering and expect to receive $2.12 million from the closing of the investment pursuant to the Backstop Agreement. We intend to use the proceeds from the Rights Offering and the Backstop Agreement for general corporate purposes, which may include acquisitions (although we do not currently have any plans with respect to any acquisition).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

hopTo Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of hopTo Inc. and subsidiaries (collectively the “Company”) as of December 31, 2019, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ dbbmckennon

We have served as the Company’s auditor since 2019.

Newport Beach, CA

April 14, 2020

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

/s/ Marcum llp

Marcum llp

We served as the Company’s auditor from 2018 to 2019.

Chicago, IL

April 1, 2019

hopTo Inc.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

Assets

Current assets
Cash and cash equivalents	$1,541,900	$892,500
Accounts receivable, net	271,200	210,800
Prepaid expenses and other current assets	59,000	79,000
Total current assets	1,872,100	1,182,300

Property and equipment, net	-	400
Other assets	17,800	17,800
Total assets	$1,889,900	$1,200,500

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$271,900	$318,700
Accrued expenses	106,000	121,600
Accrued wages	136,400	145,800
Deposit liability	-	12,100
Deferred revenue	1,256,000	1,300,300
Total current liabilities	1,770,300	1,898,500
Long-term liabilities
Deferred revenue	529,500	491,500
Total liabilities	2,299,800	2,390,000

Commitments and contingencies (Note 8)

Stockholders’ deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2019 or 2018	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,834,866 and 9,804,400 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,000	1,000
Additional paid-in capital	79,523,500	79,298,200
Accumulated deficit	(79,934,400)	(80,488,700)
Total stockholders’ deficit	(409,900)	(1,189,500)
Total liabilities and stockholders’ deficit	$1,889,900	$1,200,500

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31, 2019	December 31, 2018

Revenues:
Software licenses	952,600	812,900
Software service fees	2,483,600	2,240,300
Other	93,900	100,200
Total Revenue	3,530,100	3,153,400

Cost of Revenue:
Software service costs	52,700	52,100
Software product costs	97,100	93,700
Total cost of revenue	149,800	145,800

Gross profit	$3,380,300	$3,007,600

Operating expenses:
Selling and marketing	442,400	412,300
General and administrative	864,700	1,236,900
Research and development	1,533,000	1,518,700
Total operating expenses	2,840,100	3,167,900

Income (loss) from operations	540,200	(160,300)

Other income (expense):
Other income (expense)	14,100	129,800

Income (loss) before provision for income taxes	554,300	(30,500)
Provision for income taxes	-	900
Net income (loss)	$554,300	$(31,400)

Net income (loss) per share, basic	$0.06	$(0.00)
Net income (loss) per share, diluted	$0.05	$(0.00)

Weighted average number of common shares outstanding
Basic	9,821,177	10,150,867
Diluted	10,287,183	10,150,867

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	9,804,400	$1,000	$78,539,300	$(81,849,200)	$(3,308,900)
Cumulative effect from change of accounting policies	-	-	-	1,391,900	1,391,900
Contributed services	-	-	75,000	-	75,000
Issuance of warrants	-	-	699,400	-	699,400
Payments for repurchase of warrants	-	-	(15,500)	-	(15,500)
Net loss	-	-	-	(31,400)	(31,400)
Balance at December 31, 2018	9,804,400	$1,000	$79,298,200	$(80,488,700)	$(1,189,500)
Contributed services	-	-	225,100	-	225,100
Exercise of warrants	30,466	-	300	-	300
Other rounding			(100)		(100)
Net income	-	-	-	554,300	554,300
Balance at December 31, 2019	9,834,866	$1,000	$79,523,500	$(79,934,400)	$(409,900)

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities
Net income (loss)	$554,300	$(31,400)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	400	29,700
Contributed services	225,100	75,000
Changes in allowance for doubtful accounts	3,700	(4,200)
Loss on disposal of property and equipment	-	700
Changes in deferred rent	-	(74,100)
Changes to liquidated damage on warrant liability	-	(155,700)

Changes in operating assets and liabilities:
Accounts receivable	(64,100)	220,200
Prepaid expenses and other current assets	20,000	33,900
Accounts payable	(46,800)	67,000
Accrued expenses	(15,600)	13,900
Accrued wages	(9,400)	(129,900)
Deposit liability	(12,100)	(81,400)
Deferred revenue	(6,300)	(71,100)

Net cash provided by (used in) operating activities	649,200	(107,400)

Cash flows from financing activities
Payments for repurchase of warrants	-	(15,500)
Proceeds from exercise of warrants	300	-
Other rounding	(100)	-

Net cash provided by (used in) financing activities	200	(15,500)

Net change in cash and cash equivalents	649,400	(122,900)
Cash and cash equivalents, beginning of the period	892,500	1,015,400
Cash and cash equivalents, end of the period	$1,541,900	$892,500

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$800

Supplemental disclosure of non-cash investing and financing information:
Reversal of accrual for liquidated damages	$-	$855,100
Issuance of warrants pursuant to reversal of accrual for liquidated damages	$-	$699,400

See accompanying notes to consolidated financial statements

hopTo Inc.

Notes to Consolidated Financial Statements

1. Organization

hopTo Inc., a Delaware corporation, and its subsidiaries (collectively, “we”, “us,” “our” or the “Company”) are developers of application publishing software which includes application virtualization software and cloud computing software for multiple computer operating systems including Windows, UNIX and several Linux-based variants.

The Company sells a family of products under the brand name GO-Global, which is a software application publishing business and is the Company’s sole revenue source at this time. GO-Global is an application access solution for use and/or resale by independent software vendors, corporate enterprises, governmental and educational institutions, and others, who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments .

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of hopTo Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) applicable to financial information and the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”).

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

Liquidity

The Company has incurred significant net losses since inception. As of December 31, 2019, we had an accumulated deficit of $79,934,400 and a working capital of $101,800, which includes deferred revenue of $1,256,000. Subsequent to December 31, 2019, we received gross proceeds of $480,191 from a rights offering to our stockholders (the “Rights Offering”) and expect to receive $2.12 million from the consummation of a private placement of common stock pursuant to a related backstop agreement (the “Backstop Agreement”). Our ability to continue to generate net income and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all.

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

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.” Revenues under ASC 606 are recognized when the promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods or services. The Company recorded $1,391,900 to opening accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to deferred license revenue associated with stocking orders placed in prior periods which had not been sold through to end users prior to January 1, 2018.

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

The change to the current revenue policy is the timing of revenue recognition for software licenses purchased by stocking resellers. Under the guidance ASC 605, the Company recognized revenue upon the delivery of licenses to end users when they were purchased from the stocking reseller. Under the guidance ASC 606, license revenue is recognized upon crediting of the licenses to the stocking resellers account for draw down at their discretion after placement of the stocking order by the stocking reseller. During the year ended December 31, 2018, this change in revenue policy resulted in lower license revenue of $231,300 and which had the same impact on gross profit, income (loss) from operations and net income (loss).

The Company recorded $1,391,900 to opening accumulated deficit as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to reversal of deferred license revenue associated with stocking orders placed in prior periods which had not been sold through to end users prior to January 1, 2018.

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

The Company operates in one reportable segment. The Company’s product sales by geographic area are presented in Note 6.

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of December 31, 2019 or 2018.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of December 31, 2019 and 2018, the allowance for doubtful accounts totaled $7,300 and $3,600, respectively.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during the three or nine months ended December 31, 2019 or 2018.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to seven years.

Software Development Costs

Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company did not capitalize any software development costs during 2019 or 2018. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2019, the Company had approximately $1,291,900 of cash with financial institutions in excess of FDIC insurance limits.

For the years ended December 31, 2019 and 2018, we currently consider the following to be our most significant customers and partners. For the purposes of this table, “Sales” refers to the dollar value of orders received from these customers and partners in the period indicated. These Sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees.

35

	2019		2018
Customer	% Sales	% Accounts Receivable	% Sales	% Accounts Receivable
Centric System	7.8%	17.9%	9.5%	3.2%
Elosoft	8.9%	8.1%	10.4%	32.1%
GE	6.5%	0.6%	3.9%	15.4%
KitASP	14.0%	3.0%	6.2%	1.7%
Thermo LabSystems	2.9%	9.7%	4.1%	10.8%
Uniface	14.3%	7.5%	4.2%	5.1%
Total	54.4%	46.8%	38.3%	68.3%

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of December 31, 2019, representing 481,335 outstanding in-the-money warrants, were included in the computation of diluted net income (loss) per share using the Treasury Stock Method. During the year ended December 31, 2019 and 2018, the Company had total common stock equivalents of 106,077 and 353,231 shares, respectively, which excluded from the computation of net income per share because they are anti-dilutive.

Comprehensive Income (Loss)

FASB ASC 220-10, “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during the period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gain/loss of available-for-sale securities. For the years ended December 31, 2019 and 2018, comprehensive income (loss) only included net income (loss) and we did not have components of other comprehensive income (loss).

Stock-Based Compensation

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

The Company assessed the impact that the new lease recognition standard had on its consolidated financial statements. As of the adoption date of January 1, 2019, the Company had only one lease, which was for its office space it leases under a month-to-month arrangement for a monthly amount of $4,000, which can be cancelled at any time by either party with a six-month advance notice. As management has elected a policy to exclude leases with an initial term of 12 months of less from the balance sheet presentation required under Topic 842, the office lease has been excluded from balance sheet presentation as it has an original term of 12 months or less. The rent associated with the lease continues to be expensed as incurred. Rent expense for year ended December 31, 2019 and 2018, amounted to $48,000 and $48,000, respectively.

3. Property and Equipment

Property and equipment as of December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018

Equipment	$154,300	$154,300
Furniture and fixtures	1,600	1,600

	155,900	155,900

Less: accumulated depreciation	(155,900)	(155,500)

	$-	$400

Depreciation expense for the years ended December 31, 2019 and 2018 was $400 and $29,700, respectively.

4. Accrued Expenses

Accrued expenses as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
Consulting services	$2,000	$10,600
Board of director fees	85,600	85,600
Legal fees	6,400	-
Rent	-	8,000
Royalty fees	-	5,400
Other	12,000	12,100
	$106,000	$121,700

5. Stockholders’ Equity

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

All options granted under the 12 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The maximum term of options issued under the 12 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 12 Plan will terminate no later than November 7, 2022. As of December 31, 2019, 411,593 shares of common stock remained available for issuance under the 12 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2019 and 2018.

		Weighted- Average Exercise	Weighted- Average Remaining Contractual Life
	Options	Price	(Years)

Outstanding at December 31, 2017	315,167	$2.46
Granted	-
Forfeited/cancelled	(197,492)
Outstanding at December 31, 2018	117,675	$2.57
Granted	-
Forfeited/cancelled	(11,598)
Exercised	-
Outstanding at December 31, 2019	106,077	$2.77	1.53

Vested and expected to vest at December 31, 2019	106,077	$2.77	1.53

Exercisable at December 31, 2019	106,077	$2.77	1.53

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2019.

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.75 - 1.00	27,527	0.56	$0.82	27,527	$0.82
1.79 - 4.00	63,684	1.87	3.21	63,684	3.21
4.20 - 6.68	14,866	1.90	4.46	14,866	4.46
	106,077			106,077

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

During the year ended December 31, 2019, the Company issued 30,466 shares of common stock for the exercise of warrants. As of December 31, 2019, and 2018, the Company had 481,335 and 622,912 warrants outstanding, respectively. The warrants outstanding at December 31, 2019 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

The following summarized changes in the number of warrants outstanding for the year ended December 31, 2019 and 2018.

Warrants

Outstanding at December 31, 2017	698,119
Granted	564,556
Repurchase	(52,755)
Forfeited/cancelled	(587,008)
Outstanding at December 31, 2018	622,912
Granted	-
Forfeited/cancelled	(111,111)
Exercised	(30,466)
Outstanding at December 31, 2019	481,335

6. Sales by Geographical Location

Revenue by country for the year ended December 31, 2019 and 2018 was as follows.

	For the Year Ended
	December 31, 2019	December 31, 2018
Revenue by Country
United States	$1,133,400	$1,188,500
Brazil	580,800	652,700
Japan	410,000	236,600
Germany	175,800	177,100
The Netherlands	445,100	144,800
Other Countries	785,000	753,700
Total	$3,530,100	$3,153,400

7. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 consisted of the following:

	2019	2018
Current
Federal	$—	$—
State	—	—
Foreign	—	900
	$—	$900
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$—	$900

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 21% for the years ended December 31, 2019 and 2018, respectively:

	2019	2018
Federal income tax (benefit) at statutory rate	$116,400	$(6,600)
State income tax (benefit) at statutory rate	13,900	(900)
Foreign tax rate differential	—	900
SBC – NQ cancellations	(2,700)	(83,900)
Change in valuation allowance	(284,900)	(92,800)
Meals and entertainment (50%)	1,000	700
Prior year true-up adjustments	103,400	165,300
Deferred compensation	—	17,800
Contributed services	52,900	—
Other items	—	400
Provision (benefit) for income tax	$—	$900

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2019 and 2018:

	2019	2018
Net operating loss carryforwards	$13,702,300	$13,870,200
Tax credit carryforwards	977,500	977,500
Compensation expense – non-qualified stock options	69,000	166,800
Deferred revenue and maintenance service contracts	419,800	425,000
Depreciation, amortization, and capitalized software	—	11,300
Reserves and other	58,200	52,400
Total deferred tax assets	15,226,800	15,503,100
Deferred tax liability – depreciation, amortization and capitalized software	—	—
Net deferred tax asset	15,226,800	15,503,100
Valuation allowance	(15,226,800)	(15,503,100)
Net deferred tax asset	$—	$—

For financial reporting purposes, with the exception of the years ended December 31, 2019, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2019 and 2018. The net change in the valuation allowance was decreased by $276,000 and $139,000 for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019, the Company had approximately $62.9 million of federal net operating loss carryforwards and approximately $6.9 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carryforwards began to expire in 2019 and the California state loss carry forwards begin to expire in 2028. Under the Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period.

At December 31, 2019, the Company had approximately $0.9 million of federal research and development tax credits that began to expire in 2018.

8. Commitments and Contingencies

Leases

Our headquarters in Concord, NH is a month-to-month rent basis, requiring a six-month notice from the lessor to terminate. Rent on the corporate headquarters continues at $4,000 per month. Rent expense aggregated approximately $48,000 for both years ended December 31, 2019 and 2018.

Contingencies

Under its Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2019.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2019.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will operate substantially as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties and has no liabilities recorded for these agreements as of December 31, 2019.

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the years ended December 31, 2019 and 2018, the Company contributed a total of $14,100 and $17,400, respectively.

9. Related Party Transactions

On December 28, 2018, the Company entered into an agreement with an unaffiliated stockholder of the Company to acquire 450,000 shares of the Company’s common stock and warrants to purchase an aggregate of 48,896 shares of the Company’s common stock for an aggregate cash consideration of $149,700. The Company agreed to assign its right to purchase 450,000 shares of common stock under the purchase agreement to a member of the Company’s board of directors and an entity controlled by a member of the Company’s board of directors and an executive officer at the company named Novelty Capital Partners LP.

A member of our board of directors controls an entity named Novelty Capital Partners LP that is a significant shareholder in the Company and also serves as the Chief Executive Officer and Interim Chief Financial Officer of the Company. The related party has served in these executive roles providing management services to the Company since September 4, 2018; however, does not receive salary or other forms of cash compensation. Management has estimated the market rate for the services rendered for the years ended December 31, 2019 and 2018 as $225,100 and $75,000, respectively. The services have been recorded in the financial statements as a capital contribution.

On January 31, 2020, we entered into the Backstop Agreement with a consortium of accredited investors, including all of our directors and led by Novelty Capital Partners LP, pursuant to which such investors agreed to purchase in a private placement, at $0.30 per share, up to $2.41 million of shares of our common stock. The consummation of the investment pursuant to the Backstop Agreement was conditioned on the closing of the Rights Offering. The Rights Offering expired on March 31, 2020. While upon the closing of the Rights Offering, we anticipated that the Backstop Agreement would close by April 14, 2020, as of the filing of this Annual Report on Form 10-K the Backstop Agreement has not closed and we now expect to consummate the Backstop Agreement transactions by the end of April 2020.

At the closing of the Rights Offering, we received gross proceeds of $480,191 in exchange for 1.6 million shares of common stock. Pursuant to the Backstop Agreement, we expect to receive proceeds of $2.12 million in exchange for the issuance of 7.0 million restricted shares of common stock.

10. Subsequent Events

See Note 9 above regarding the Rights Offering and Backstop Agreement.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

hopTo has adopted a Code of Ethics that applies to all its employees, including its Chief Executive Officer and its Chief Financial Officer. hopTo will provide a copy of its Code of Ethics to any person without charge upon written request to:

hopTo, Inc..

6 Loudon Road, Suite 200

Concord, NH 03301

Attn: Chief Executive Officer

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of GraphOn Corporation (19)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of hopTo Inc. (28)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of hopTo Inc. (31)

3.5	Second Amended and Restated Bylaws of Registrant (2)

4.1	Form of certificate evidencing shares of common stock of Registrant (3)

4.2	Form of Warrant issued on September 1, 2011 (4)

4.3	Warrant to Purchase Common Stock, dated October 11, 2011 (5)

4.4	Exercise Agreement, dated June 17, 2013 (including Allonge to 2011 warrants) (20)

4.5	Form of New Warrant issued on June 17, 2013 (20)

4.6	Registration Rights Agreement, dated June 17, 2013 (20)

4.7	Form of Warrant issued on January 7, 2014 (21)

4.8	Registration Rights Agreement, dated January 7, 2014 (21)

4.9	Rights Agreement, dated as of February 16, 2018, by and between hopTo Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (31)

4.10	Description of the Capital Stock

10.1*	Restricted Stock Agreement (1 of 2) with Eldad Eilam dated August 15, 2012 (15)

10.2*	Restricted Stock Agreement (2 of 2) with Eldad Eilam dated August 15, 2012 (15)

10.3*	Restricted Stock Agreement with Christoph Berlin dated August 15, 2012 (15)

10.4*	Restricted Stock Agreement with Robert Dixon dated August 15, 2012 (15)

10.5	Separation Agreement, dated April 12, 2012, between Registrant and Robert Dilworth (14)

10.6	Release, dated April 12, 2012, between Registrant and Robert Dilworth (14)

10.7	1998 Stock Option/Stock Issuance Plan of Registrant (7)

10.8	Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)

10.9	2005 Equity Incentive Plan (8)

10.10	2008 Equity Incentive Plan, as Amended (9)

10.11*	Employment Agreement, dated August 21, 2013, by and between Registrant and Eldad Eilam (16)

10.12*	Director Severance Plan (11)

10.13*	Key Employee Severance Plan (11)

10.14	Securities Purchase Agreement, dated September 1, 2011 (4)

10.15	Form of Registration Rights Agreement, dated September 1, 2011 (4)

10.16(a)*	Engagement Agreement, dated October 11, 2011, by and between Registrant and ipCapital Group, Inc. (5)

10.16(b)*	First Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 7, 2011 (12)

10.16(c)*	Second Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 14, 2011 (12)

10.16(d)*	Third Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of January 20, 2012 (13)

10.17	First Amendment to Office Lease between Registrant and CA-Pruneyard Limited Partnership, dated as of October 7, 2013 (27)

10.18	Consulting Agreement, dated February 1, 2012, by and between Registrant and Steven Ledger/Tamalpais Partners LLC (22)

10.19	Amendment to Consulting Agreement, by and between Registrant and Steven Ledger/Tamalpais Partners, LLC, dated August 1, 2013 (16)

10.20	Intellectual Property Brokerage Agreement by and between Registrant and ipCapital Licensing Company I, LLC, dated as of February 4, 2013 (17)

10.21*	Consulting Agreement, dated March 29, 2013, by and between Registrant and Gordon Watson (23)

10.22*	Consulting Agreement, dated November 18, 2013, by and between Registrant and ipCreate, Inc. (24)

10.23	Securities Purchase Agreement, dated January 7, 2014 (21)

10.24*	Consulting Agreement, dated March 17, 2014, by and between Registrant and Steven Ledger (25)

10.25	Separation Agreement, dated March 12, 2014, by and between Registrant and Christoph Berlin (25)

10.26	Employment Letter dated April 30, 2014 and executed May 5, 2014 between Registrant and Jean-Louis Casabonne (26)

10.27	Sublease dated August 11, 2015, by and between Registrant and CDNetworks (32)

10.28	Securities Purchase Agreement, dated as of July 24, 2015 (29)

10.29	Registration Rights Agreement, dated as of July 28, 2015 (29)

10.30	Lease Agreement effective October 1, 2015 between the Registrant and Heritage Village Offices (30)

10.31	Patent Purchase Agreement dated October 10, 2017 (33)

14.1	Code of Ethics (6)

21.1	Subsidiaries of Registrant

23.1	Consent of dbbMcKennon

23.2	Consent of Marcum LLP

31	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished, not filed)

101	The following financial information from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, (v) Notes to Consolidated Financial Statements (18)

*Management or compensatory plan or arrangement

	(1)	Filed on April 2, 2007 as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated herein by reference. (File number 000-21683)

	(2)	Filed on March 31, 2010 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference. (File number 000-21683)

	(3)	Filed on September 19, 1996 as an exhibit to the Registrant’s Registration Statement on Form S-1 and incorporated herein by reference. (File No. 333-11165)

,	(4)	Filed on September 8, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)

	(5)	Filed on October 13, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)

	(6)	Filed on March 30, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference. (File number 000-21683)

	(7)	Filed on June 23, 2000 as an exhibit to the Registrant’s Registration Statement on Form S-8, and incorporated herein by reference. (File number 333-40174)

	(8)	Filed on November 25, 2005 as an exhibit to the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting, and incorporated herein by reference. (File number 000-21683)

(9)	Filed on September 29, 2011 as an exhibit to the Registrant’s Registration Statement on Form S-8 and incorporated herein by reference. (File No. 333-177069)

(10)	Reserved.

(11)	Filed on November 14, 2011 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference. (File number 000-21683)

(12)	Filed on November 23, 2011 as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, and incorporated herein by reference. (File number 333-177073)

(13)	Filed on February 14, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)

(14)	Filed on May 21, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and incorporated herein by reference. (File number 000-21683)

(15)	Filed on November 14, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly reporting period ended September 30, 2012, and incorporated herein by reference. (File number 000-21683)

(16)	Filed on August 27, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated August 21, 2013, and incorporated herein by reference. (File number 000-21683)

(17)	Filed on February 19, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference. (File number 000-21683)

(18)	Submitted electronically with the original Form 10-K.

(19)	Filed on September 10, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated September 9, 2013, and incorporated herein by reference. (File number 000-21683)

(20)	Filed on June 24, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 17, 2013, and incorporated herein by reference. (File number 000-21683)

(21)	Filed on January 13, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 7, 2014, and incorporated herein by reference. (File number 000-21683)

(22)	Filed on April 16, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference. (File number 000-21683)

(23)	Filed on April 3, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 29, 2013, and incorporated herein by reference. (File number 000-21683)

(24)	Filed on December 12, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated December 11, 2013, and incorporated herein by reference. (File number 000-21683)

(25)	Filed on March 18, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 12, 2014, and incorporated herein by reference. (File number 000-21683)

(26)	Filed on May 12, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 9, 2014, and incorporated herein by reference. (File number 000-21683)

(27)	Filed on March 31, 2014 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference. (File number 000-21683)

(28)	Filed on February 1, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 27, 2016, and incorporated herein by reference. (File number 000-21683)

(29)	Filed on July 30, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, dated July 24, 2015, and incorporated herein by reference. (File number 000-21683)

(30)	Filed on September 10, 2015 as an exhibit to the Registrant’s Registration Statement on Form S-1 and incorporated herein by reference. (File No. 333-206861)

(31)	Filed on February 16, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, dated February 16, 2018 and incorporated herein by reference. (File number 000-21683)

(32)	Filed on March 30, 2016 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference. (File number 000-21683)

(33)	Filed on April 1, 2019 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference. (File number 000-21683)

(c) Financial Statement Schedule

Not applicable for smaller reporting companies.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

April 14, 2020	By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathon R. Skeels	Chief Executive Officer, Interim Chief Financial Officer	April 14, 2020
Jonathon R. Skeels	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jean-Louis Casabonne	Director	April 14, 2020
Jean-Louis Casabonne

/s/ Richard S. Chernicoff	Director	April 14, 2020
Richard S. Chernicoff

/s/ Thomas C. Stewart	Director	April 14, 2020
Thomas C. Steward

