Form 10-Q
period 2020-03-31
hopTo Inc.
filed 2020-05-20
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 20, 2020, there were issued and outstanding 11,572,880 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$1,467,000	$1,541,900
Accounts receivable, net	396,700	271,200
Prepaid expenses and other current assets	193,200	59,000
Total current assets	2,056,900	1,872,100

Property and equipment, net	-	-
Other assets	17,800	17,800
Total assets	$2,074,700	$1,889,900

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$260,400	$271,900
Accrued expenses	121,000	106,000
Accrued wages	144,500	136,400
Deferred revenue	1,279,500	1,256,000
Total current liabilities	1,805,400	1,770,300
Deferred revenue	474,300	529,500
Total liabilities	2,279,700	2,299,800

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2020 (unaudited) or December 31, 2019	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 9,954,866 and 9,834,866 shares issued and outstanding as of March 31, 2020(unaudited) and December 31, 2019, respectively	1,000	1,000
Additional paid-in capital	79,619,300	79,523,500
Accumulated deficit	(79,825,300)	(79,934,400)
Total stockholders’ deficit	(205,000)	(409,900)
Total liabilities and stockholders’ deficit	$2,074,700	$1,889,900

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
	(Unaudited)	(Unaudited)

Revenues	$844,600	$1,053,800
Cost of revenues	38,100	29,200
Gross profit	806,500	1,024,600

Operating expenses:
Selling and marketing	104,400	117,000
General and administrative	229,000	295,000
Research and development	364,000	374,500
Total operating expenses	697,400	786,500

Income from operations	109,100	238,100

Other income (expense):
Other income (expense)	-	13,800

Income before provision for income taxes	109,100	251,900
Provision for income taxes	-	-
Net income	$109,100	$251,900

Net income per share, basic	$0.01	$0.03
Net income per share, diluted	$0.01	$0.03

Weighted average number of common shares outstanding
Basic	9,927,990	9,804,400
Diluted	9,937,617	10,031,148

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Deficit

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	9,804,400	$1,000	$79,298,200	$(80,488,700)	$(1,189,500)
Contributed services	-	-	56,300	-	56,300
Net income	-	-	-	251,900	251,900
Balance at March 31, 2019 (unaudited)	9,804,400	$1,000	$79,354,500	$(80,236,800)	$(881,300)

Balance at December 31, 2019	9,834,866	$1,000	$79,523,500	$(79,934,400)	$(409,900)
Shares issued for settlement of accrued expenses	120,000	-	39,600	-	39,600
Contributed services	-	-	56,200	-	56,200
Net income	-	-	-	109,100	109,100
Balance at March 31, 2020 (unaudited)	9,954,866	$1,000	$79,619,300	$(79,825,300)	$(205,000)

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$109,100	$251,900
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	-	100
Contributed services	56,200	56,300
Changes in allowance for doubtful accounts	5,600	15,000
Changes in operating assets and liabilities:
Accounts receivable	(131,100)	(199,500)
Prepaid expenses and other current assets	(134,200)	9,900
Accounts payable and accrued expenses	51,200	(7,100)
Deposit liability	-	(12,100)
Deferred revenue	(31,700)	(4,300)
Net cash provided (used) by operating activities	(74,900)	110,200

Net change in cash	(74,900)	110,200
Cash, beginning of the period	1,541,900	892,500
Cash, end of the period	$1,467,000	$1,002,700

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash financing activites: shares issued for settlement of accrued expenses	$39,600	$-

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

The unaudited consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC on April 14, 2020 (“2019 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2020 or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of March 31, 2020 (unaudited) or December 31, 2019.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of March 31,2020 and December 31, 2019, the allowance for doubtful accounts totaled $12,900 and $7,300, respectively.

Concentration of Credit Risk

For the three-month ended March 31, 2020 and 2019, we currently consider the following to be our most significant customers and partners. For the purposes of this presentation, “Sales” refers to the dollar value of orders received from these customers and partners in the period indicated. These Sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees.

For the three months ended March 31, 2020, the Company had 2 customers comprising 10.8% and 12.8%, respectively, of total sales. For the three months ended March 31, 2019, the Company had 3 customers comprising 24.9%, 14.6%, and 11.0%, respectively, of total sales. A loss of one of these customers could potentially have a significant negative impact on the Company’s financial statements.

As of March 31, 2020, the Company has 4 customers comprising 27.4%,14.3%, 12.9%, and 12.0%, respectively, of net accounts receivable. As of December 31, 2019, the Company has 1 customer comprising 17.9% of net accounts receivable.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of March 31, 2020, representing 481,335 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method. During the three months ended March 31, 2020 and 2019, the Company had total common stock equivalents of 93,076 and 106,077, respectively, which were excluded from the computation of net income (loss) per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due to the nature of the accounts and their short-term maturities.

Recently Adopted Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been several ASUs to date, including those above, that amend the original text of ASC. Management believes that those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to us or (iv) are not expected to have a significant impact our financial statements.

3. Property and Equipment

Property and equipment consisted of the following.

	March 31,	December 31,
	2020	2019
	(Unaudited)

Equipment	$154,300	$154,300
Furniture and fixtures	1,600	1,600

	155,900	155,900

Less: accumulated depreciation	(155,900)	(155,900)

	$-	$-

Depreciation expense amounted to $0 and $100 for the three months ended March 31, 2020 and 2019, respectively.

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

All options granted under the 12 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The maximum term of options issued under the 12 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 12 Plan will terminate no later than November 7, 2022. As of March 31, 2020, 424,594 shares of common stock remained available for issuance under the 12 Plan.

The following summarizes the stock option activity for the three months ended March 31, 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2019	106,077	$2.77	1.53
Granted	-
Forfeited/cancelled	(13,001)
Exercised	-
Outstanding at March 31, 2020 (unaudited)	93,076	$3.03	1.49

Vested and expected to vest
at March 31, 2020 (unaudited)	93,076	$3.03	1.49

Exercisable at March 31, 2020 (unaudited)	93,076	$3.03	1.49

The following table summarizes information about options outstanding and exercisable as of March 31, 2020.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.75 - 1.00	14,533	0.78	$0.78	14,533	$0.78
2.00 - 4.00	63,677	1.62	3.21	63,677	3.21
4.20 - 6.68	14,866	1.65	4.46	14,866	4.46
	93,076			93,076

Shares of Common Stock Issued

During the three-month period ending March 31, 2020, the Company issued a total of 120,000 shares of common stock to two former members of our board of directors that was previously committed to them and included in accrued expenses. The issuance of the 120,000 shares of common stock settles a total of $39,600 of accrued expenses that was included in the Company’s balance sheet.

Warrants

As of March 31,2020 and December 31, 2019, the Company had 481,335 warrants outstanding. The warrants outstanding at March 31, 2020 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three months ended March 31, 2020 and 2019 was as follows.

	Three Months Ended
	2020	2019
Revenue by Country
United States	$312,600	$334,700
Brazil	164,900	146,000
The Netherland	81,800	262,900
Other Countries	285,300	310,200
Total	$844,600	$1,053,800

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the three months ended March 31, 2020 and 2019, the Company contributed a total of $9,500 and $12,200, respectively.

Contingencies

During the ordinary course of business, the Company is subject to various potential claims and litigation. Management is not aware of any outstanding litigation which would have a significant impact on the Company’s financial statements.

7. Related Party Transactions

The Company’s Chief Executive Officer and Interim Chief Financial Officer has served in these executive roles providing management services to the Company since September 2018, however, does not currently receive a salary or other forms of compensation. During the three months ended March 31, 2020 and 2019, the Company recorded an expense and contributed capital of $56,200 for contributed services based on the estimated market rate for these services.

On January 31, 2020, we entered into the Backstop Agreement (the “Backstop Agreement”) with a consortium of accredited investors, including all of our directors and led by Novelty Capital Partners LP, pursuant to which such investors agreed to purchase in a private placement, at $0.30 per share, up to $2.41 million of shares of our common stock. The consummation of the investment pursuant to the Backstop Agreement was conditioned on the closing of our subscription rights offering to all of our stockholders (the “Rights Offering”). While upon the closing of the Rights Offering, we anticipated that the Backstop Agreement would close in April 2020, as of the filing of this Quarterly Report on Form 10-Q the Backstop Agreement has not closed and we now expect to consummate the Backstop Agreement transactions by the end of May 2020.

Subsequent to the expiration of the Rights Offering, we received gross proceeds of $480,191 in exchange for 1.6 million shares of common stock. Pursuant to the Backstop Agreement, we expect to receive proceeds of $2.12 million in exchange for the issuance of 7.0 million restricted shares of common stock.

8. Subsequent Events

See Note 7 above regarding the Rights Offering and Backstop Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements”. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our expectations regarding future results of operations or financial position (including those described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	the success of products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;
●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; customer demand is based on many factors out of our control;
●	as a result of the new revenue recognition standards, if any significant end user customer or reseller substantially changes its order level, or fails to order during the reporting period, whether the order is placed directly with us or through one of our non-stocking resellers, our software licenses revenue could be materially impacted; and
●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2020, and in other documents we have filed with the SEC.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2019 10-K Report and Note 2 to our unaudited consolidated financial Statements included under Item 1 – Financial Statements in this Form 10-Q.

Results of Operations for the Three-Month Periods Ended March 31, 2020 and 2019

The following are the results of our operations for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
	(Unaudited)	(Unaudited)

Revenues	$844,600	$1,053,800
Cost of revenues	38,100	29,200
Gross profit	806,500	1,024,600

Operating expenses:
Selling and marketing	104,400	117,000
General and administrative	229,000	295,000
Research and development	364,000	374,500
Total operating expenses	697,400	786,500

Income from operations	109,100	238,100

Other income (expense):
Other income (expense)	-	13,800

Income before provision for income taxes	109,100	251,900
Provision for income taxes	-	-
Net income	$109,100	$251,900

Net income per share, basic	$0.01	$0.03
Net income per share, diluted	$0.01	$0.03

Weighted average number of common shares outstanding
Basic	9,927,990	9,804,400
Diluted	9,938,226	10,031,148

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

Software Licenses

Windows software licenses revenue decreased by $97,600 or 29.1% to $237,900 during the three months ended March 31, 2020, from $335,500 for the same period in 2019. The decrease was entirely due to a certain partner that purchased a large order of Windows licenses from the Company during the three months ended March 31, 2019 that did not recur during the three months ended March 31, 2020. The decrease was partially offset by an increase in purchase activity related to demand for remote access software due to the coronavirus pandemic.

Software licenses revenue from our UNIX/Linux products increased by $24,800 or 182.4% to $38,400 for the three months ended March 31, 2020 from $13,600 for the same periods of 2019. The increase was primarily due to higher revenue from higher stocking and standard order licenses.

We expect aggregate GO-Global total software license revenue in 2020 to be in-line with 2019 levels as we are observing a mix of both higher and lower aggregate revenue from our various customers.

Software Service Fees

Service fees attributable to our Windows product service decreased by $116,100 or 19.4% to $481,600 during three months ended March 31, 2020, from $597,700 for the same period in 2019. The decrease was primarily due to timing of revenue recognition for maintenance support fees along with a decrease in maintenance support for a large OEM partner and the expiration of a long-term maintenance contract for a European customer. These were partially offset by an increase in maintenance support fees due to an increase in Windows product sales from other customers throughout the prior year.

Service fees revenue attributable to our UNIX products decreased by $19,000 or 22.6% to $65,100 during the three months ended March 31, 2020, from $84,100 for the same period in 2019. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of certain long-term maintenance contracts.

We expect that software service fees for 2020 will approximate to those for 2019.

Other

Other revenue consists of private labeling fees and professional services. Other revenue decreased by $1,400 or 6.1% for the three months ended March 31, 2020, compared to the same period in 2019.

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

Cost of revenue for the three months ended March 31, 2020 increased by $8,900, or 30.5%, to $38,100 for the three months ended March 31, 2020 from $29,200 for the same period in 2019. Cost of revenue represented 4.5% and 2.8% of total revenue for the three months ended March 31, 2020 and 2019, respectively. The primarily increase was due to increase import tax withholdings associated with higher revenue from Brazil resellers for the three-month period ended March 31, 2020.

We expect 2020 cost of revenue to be slightly higher than 2019 for the above reason.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses decreased by $12,600, or 10.8%, to $104,400 for the three months ended March 31, 2020 from $117,000 for the same period in 2019. Selling and marketing expenses represented approximately 12.4% and 11.1% of total revenue for the three months ended March 2020 and 2019, respectively. The decrease in selling and marketing expenses was due to a decrease in consulting services and employee benefit costs.

We expect to maintain our sales and marketing efforts in 2020 for anticipated GO-Global releases with select targeted modest investments in promotional activity; accordingly, for this reason, we expect 2020 sales and marketing expenses to be slightly higher than 2019 levels.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, legal, accounting, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses decreased by $66,000, or 22.4%, to $229,000 for the three months ended March 31, 2020 from $295,000 for the same period in 2019. General and administrative expenses represented approximately 27.1% and 28.0% of total revenue for the three months ended March 31, 2020 and 2019, respectively.

The decrease in general and administrative expense was due to lower accounting fees and employee benefit costs.

In 2020, we anticipate a reduction in accounting fees and employee benefit costs compared to 2019 levels due to changes in service providers and improved cost controls by management. We therefore expect that our 2020 general and administrative costs will be slightly lower than those for 2019.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $10,500, or 12.8% to $364,000 for the three months ended March 31, 2020 from $374,500 for the same period in 2019. This represented approximately 43.1% and 35.5% of total revenue for the three months ended March 31, 2020 and 2019, respectively.

The decrease in research and development expense was primarily due to a decrease in consulting fees associated with completing the new releases of our GO-Global products.

In 2020, we expect to continue our investments in research and development resources associated with our GO-Global products based on market feedback. We therefore expect 2020 research and development expenses to be slightly higher than 2019 levels.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $1,467,000 and a working capital position of $251,500 as compared to cash of $1,541,900 and a working capital position of $101,800 at December 31, 2019. The decrease in cash as of March 31, 2020 was primarily the result of cash used in operations during the period. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this quarterly report on Form 10-Q.

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended
	March 31,	March 31,
	2020	2020
Cash flows provided by operating activities	$(74,900)	$110,200
Cash flows provided by investing activities	$-	$-
Cash flows provided by financing activities	$-	$-

Net cash flows used by operating activities for the three months ended March 31, 2020 amounted to $74,900, compared to cash flows provided by operating activities of $110,200 for the three months ended March 31, 2019. The decrease in cash flows provided by operating activities is primarily the result of lower net income and an increase in accounts receivable and prepaid expenses compared to the prior year period.

We had no cash flow activity relating to investing or financing activities for the three months ended March 31, 2020 or 2019.

Subsequent to March 31, 2020, we received gross proceeds of $480,191 from the Rights Offering and expect to receive $2.12 million from the closing of the investment pursuant to the Backstop Agreement. We intend to use the proceeds from the Rights Offering and the Backstop Agreement for general corporate purposes, which may include acquisitions (although we do not currently have any plans with respect to any acquisition).

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on April 14, 2020.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2020, we entered into the Backstop Agreement with a consortium of accredited investors, including all of our directors and led by Novelty Capital Partners LP, pursuant to which such investors agreed to purchase in a private placement, at $0.30 per share, up to $2.41 million of shares of our common stock. The consummation of the investment pursuant to the Backstop Agreement was conditioned on the closing of the Rights Offering. The Rights Offering expired on March 31, 2020. While upon the closing of the Rights Offering, we anticipated that the Backstop Agreement would close in April 2020, as of the filing of this Quarterly Report on Form 10-Q the Backstop Agreement has not closed and we now expect to consummate the Backstop Agreement transactions by the end of May 2020.

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

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

On March 31, 2020, our previously announced Rights Offering expired and in April 2020 we subsequently received $480,191 in exchange for 1.6 million shares of our common stock. Pursuant to the Backstop Agreement we expect to receive proceeds of $2.12 million in exchange for the issuance of 7.0 million restricted shares of common stock.

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

hopTo Inc.
(Registrant)

Date:	May 20, 2020

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

