Form 10-Q
period 2020-06-30
hopTo Inc.
filed 2020-08-14
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

Commission File Number: 0-21683

hopTo Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3899021
(State of incorporation)	(IRS Employer Identification No.)

6 Loudon Road, Suite 200

Concord, NH 03301
(Address of principal executive offices)

Registrant’s telephone number:

(800) 472-7466

(408) 688-2674

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock	HPTO	OTC Markets

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

As of August 14, 2020, there were issued and outstanding 18,621,533 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019

Assets

Current assets
Cash and cash equivalents	$2,372,700	$1,541,900
Accounts receivable, net	317,300	271,200
Prepaid expenses and other current assets	227,700	59,000
Total current assets	2,917,700	1,872,100

Property and equipment, net	-	-
Other assets	17,800	17,800
Total assets	$2,935,500	$1,889,900

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$299,200	$271,900
Accrued expenses	338,100	106,000
Accrued wages	152,600	136,400
Deferred revenue	1,163,300	1,256,000
Total current liabilities	1,953,200	1,770,300

Deferred revenue	447,700	529,500
Total liabilities	2,400,900	2,299,800

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2020 or December 31, 2019	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized,11,555,504 and 9,834,866 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	1,100	1,000
Additional paid-in capital	80,036,100	79,523,500
Accumulated deficit	(79,502,600)	(79,934,400)
Total stockholders’ deficit	534,600	(409,900)
Total liabilities and stockholders’ deficit	$2,935,500	$1,889,900

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenues	$1,066,100	$732,000	$1,910,700	$1,785,800
Cost of revenues	37,400	39,600	75,500	68,800
Gross profit	1,028,700	692,400	1,835,200	1,717,000

Operating expenses:
Selling and marketing	151,500	110,600	255,900	227,600
General and administrative	239,500	199,600	468,500	494,600
Research and development	356,900	383,000	720,900	757,500
Total operating expenses	747,900	693,200	1,445,300	1,479,700

Income from operations	280,800	(800)	389,900	237,300

Other income:
Other income	46,900	100	46,900	13,900

Income before provision for income taxes	327,700	(700)	436,800	251,200
Provision for income taxes	5,000	-	5,000	-
Net income (loss)	$322,700	$(700)	$431,800	$251,200

Net income per share, basic	$0.03	$(0.00)	$0.04	$0.03
Net income per share, diluted	$0.03	$(0.00)	$0.04	$0.02

Weighted average number of common shares outstanding
Basic	11,432,378	9,810,091	10,687,029	9,807,261
Diluted	11,903,890	9,810,091	11,158,540	10,274,011

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	9,804,400	$1,000	$79,298,200	$(80,488,700)	$(1,189,500)
Contributed services	-	-	56,300	-	56,300
Net income	-	-	-	251,900	251,900
Balance at March 31, 2019	9,804,400	$1,000	$79,354,500	$(80,236,800)	$(881,300)
Contributed services	-	-	56,200	-	56,200
Exercise of warrants	30,466	-	300	-	300
Net loss		-	-	(700)	(700)
Balance at June 30, 2019	9,834,866	$1,000	79,411,000	(80,237,500)	$(825,500)

Balance at December 31, 2019	9,834,866	$1,000	$79,523,500	$(79,934,400)	$(409,900)
Shares issued for settlement of accrued expenses	120,000	-	39,600	-	39,600
Contributed services	-	-	56,200	-	56,200
Net income	-	-	-	109,100	109,100
Balance at March 31, 2020	9,954,866	$1,000	$79,619,300	$(79,825,300)	$(205,000)
Proceeds from rights offering	1,600,638	100	480,000	-	480,100
Issuance cost for rights offering	-	-	(119,400)	-	(119,400)
Contributed services	-	-	56,200	-	56,200
Net income	-	-	-	322,700	322,700
Balance at June 30, 2020	11,555,504	$1,100	$80,036,100	$(79,502,600)	$534,600

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities
Net income	$431,800	$251,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	400
Contributed services	112,400	112,500
Changes in allowance for doubtful accounts	(2,900)	3,200

Changes in operating assets and liabilities:
Accounts receivable	(43,200)	46,100
Prepaid expenses and other current assets	(168,700)	8,300
Accounts payable and accrued expenses	258,900	(80,700)
Deferred revenue	(174,500)	(113,500)
Net cash provided by operating activities	413,800	227,500

Cash flows from financing activities
Proceeds from exercise of warrants	-	300
Proceeds from rights offering	480,100	-
Issuance cost for rights offering	(63,100)	-
Net cash provided by financing activities	417,000	300

Net change in cash	830,800	227,800
Cash, beginning of the period	1,541,900	892,500
Cash, end of the period	$2,372,700	$1,120,300

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$5,000	$-

Non-cash financing activities: shares issued for settlement of accrued expenses	$39,600	$-
Issuance of cost for rights offering included in accounts payable and accrued expenses	$56,300	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of June 30, 2020 (unaudited) or December 31, 2019.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of June 30, 2020 and December 31, 2019, the allowance for doubtful accounts totaled $4,400 and $7,300, respectively.

Concentration of Credit Risk

For the three and six-month ended June 30, 2020 and 2019, we currently consider the following to be our most significant customers and partners. For the purposes of this presentation, “Sales” refers to the dollar value of orders received from these customers and partners in the period indicated. These Sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees.

For the three months ended June 30, 2020, the Company had two customers comprising 15.5% and 11.3%, respectively, of total sales. For the three months ended June 30, 2019, the Company had two customers comprising 14.5% and 10.3%, respectively, of total sales.

For the six months ended June 30, 2020, the Company had one customer comprising 11.1% of total sales. For the six months ended June 30, 2019, the Company had one customer comprising 20.9% of total sales.

A loss of one of these customers could potentially have a significant negative impact on the Company’s financial statements.

As of June 30, 2020, the Company has three customers comprising 26.0%, 23.4%, and 14.3%, respectively, of net accounts receivable. As of December 31, 2019, the Company has 1 customer comprising 17.9% of net accounts receivable.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of June 30, 2020, representing 481,335 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method. During the three months ended June 30, 2020 and 2019, the Company had total common stock equivalents of 93,076 and 106,077, respectively, which were excluded from the computation of net income (loss) per share because they are out of the money and thus anti-dilutive.

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

3. Property and Equipment

Property and equipment consisted of the following.

	June,	December 31,
	2020	2019
	(Unaudited)

Equipment	$154,300	$154,300
Furniture and fixtures	1,600	1,600

	155,900	155,900

Less: accumulated depreciation	(155,900)	(155,900)

	$-	$-

Depreciation expense amounted to $0 and $400 for the six months ended June 30, 2020 and 2019, respectively.

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

All options granted under the 12 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The maximum term of options issued under the 12 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 12 Plan will terminate no later than November 7, 2022. As of June 30, 2020, 424,594 shares of common stock remained available for issuance under the 12 Plan.

The following summarizes the stock option activity for the six months ended June 30, 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2019	106,077	$2.77	1.53
Granted	-
Forfeited/cancelled	(13,001)
Exercised	-
Outstanding at June 30, 2020 (unaudited)	93,076	$3.03	1.24

Vested and expected to vest at June 30, 2020 (unaudited)	93,076	$3.03	1.24

Exercisable at June 30, 2020 (unaudited)	93,076	$3.03	1.24

The following table summarizes information about options outstanding and exercisable as of June 30, 2020.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

0.75 - 1.00	14,526	0.53	$1.00	14,526	$1.00
2.00 - 4.00	63,684	1.37	3.21	63,684	3.21
4.20 - 6.68	14,866	1.40	4.46	14,866	4.46
	93,076			93,076

Shares of Common Stock Issued

During the three-month period ending June 30, 2020, the Company issued a total of 1,600,638 shares of common stock to shareholders for the rights offering at $0.30 per share. The proceeds for these shares were received in April of 2020. During the six-month period, the Company issued total of 1,755,390 shares of common stock, of which 1,600,638 shares for rights offering and 120,000 shares of common stock to two former members of our board of directors that was previously committed to them and included in accrued expenses. The issuance of the 120,000 shares of common stock settles a total of $39,600 of accrued expenses that was included in the Company’s balance sheet.

Warrants

As of June 30, 2020 and December 31, 2019, the Company had 481,335 warrants outstanding. The warrants outstanding at June 30, 2020 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three and six months ended June 30, 2020 and 2019 was as follows.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue by Country
United States	$301,600	$327,700	$614,200	$662,400
Brazil	417,800	125,400	583,400	271,400
Japan	95,600	47,600	165,900	105,500
The Netherlands	71,700	54,800	154,000	313,800
Other Countries	179,400	176,500	393,200	432,700
Total	1,066,100	732,000	1,910,700	1,785,800

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the three months ended June 30, 2020 and 2019, the Company contributed a total of $6,100 and $1,900, respectively. During the six months ended June 30, 2020 and 2019, the Company contributed a total of $15,600 and $14,100, respectively.

Contingencies

During the ordinary course of business, the Company is subject to various potential claims and litigation. Management is not aware of any outstanding litigation which would have a significant impact on the Company’s financial statements.

7. Related Party Transactions

The Company’s Chief Executive Officer and Interim Chief Financial Officer has served in these executive roles providing management services to the Company since September 2018, however, does not currently receive a salary or other forms of compensation. During the six months ended June 30, 2020 and 2019, the Company recorded an expense and contributed capital of approximately $112,400 for contributed services based on the estimated market rate for these services.

On January 31, 2020, we entered into the Backstop Agreement (the “Backstop Agreement”) with a consortium of accredited investors, including all of our directors and led by Novelty Capital Partners LP, pursuant to which such investors agreed to purchase in a private placement, at $0.30 per share, up to 2.41 million of shares of our common stock. The consummation of the investment pursuant to the Backstop Agreement was conditioned on the closing of our subscription rights offering to all of our stockholders (the “Rights Offering”). The Rights Offering expired on March 31, 2020, and we consummated the Backstop Agreement transactions on August 13, 2020.

At closing of the Rights Offering, we received net proceeds of $480,200 in exchange for 1.6 million shares of common stock. Pursuant to the Backstop Agreement, we received gross proceeds of $2.12 million in exchange for the issuance of 7.0 million restricted shares of common stock.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

The following are the results of our operations for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

	For the Three Months Ended
	June 30,	June 30,
	2020	2019	$ Change
	(Unaudited)	(Unaudited)

Revenues	$1,066,100	$732,000	$334,100
Cost of revenues	37,400	39,600	(2,200)
Gross profit	1,028,700	692,400	336,300

Operating expenses:
Selling and marketing	151,500	110,600	40,900
General and administrative	239,500	199,600	39,900
Research and development	356,900	383,000	(26,100)
Total operating expenses	747,900	693,200	54,700

Income (loss) from operations	280,800	(800)	281,600

Other income (expense):
Other income (expense):	46,900	100	46,800

Income (loss) before provision for income taxes	327,700	(700)	328,400
Provision for income taxes	5,000	-	5,000
Net income (loss)	$322,700	$(700)	$323,400

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the three months ended June 30, 2020 and 2019.

	For the Three Months Ended
	June 30,	June 30,
	2020	2019	$ Change
Revenue
Software Licenses
Windows	$159,000	$152,800	$6,200
UNIX/Linux	16,500	2,400	14,100
Total	175,500	155,200	20,300

Software Service Fees
Windows	582,500	484,300	98,200
UNIX/Linux	56,700	69,500	(12,800)
Total	639,200	553,800	85,400

Other	251,400	23,000	228,400
	$1,066,100	$732,000	$334,100

Software Licenses

Windows software licenses revenue increased by $6,200 or 4.1% to $159,000 during the three months ended June 30, 2020, from $152,800 for the same period in 2019. The increase was primarily due to higher revenue from standard and encryption licenses for three months ended June 30, 2020.

Software licenses revenue from our UNIX/Linux products increased by $14,100 or 587.5% to $16,500 for the three months ended June 30, 2020 from $2,400 for the same period in 2019. The increase was primarily due to higher revenue from standard and encryption licenses for the three months ended June 30, 2020.

Software Service Fees

Service fees attributable to our Windows product service increased by $98,200 or 20.3% to $582,500 during three months ended June 30, 2020, from $484,300 for the same period in 2019. The increase was primarily due to a higher of Windows subscription license revenue.

Service fees revenue attributable to our UNIX products decreased by $12,800 or 18.4% to $56,700 during the three months ended June 30, 2020, from $69,500 for the same period in 2019. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of certain long-term maintenance contracts. The majority of this decrease was attributable to our European telecommunications customers.

Other

Other revenue consists of private labeling fees, professional services, and other non-recurring revenues. Other revenue increased by $228,400 or 993.0% for the three months ended June 30, 2020, compared to the same period in 2019. The primary increase was related to revenue recognized from a one-time, non-recurring license agreement with an existing customer for the use of our software.

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

Cost of revenue for the three months ended June 30, 2020 decreased by $2,200, or 5.6%, to $37,400 for the three months ended June 30, 2020 from $39,600 for the same period in 2019. Cost of revenue represented 3.6% and 5.4% of total revenue for the three months ended June 30, 2020 and 2019, respectively.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $40,900, or 37.0%, to $151,500 for the three months ended June 30, 2020 from $110,600 for the same period in 2019. Selling and marketing expenses represented approximately 14.6% and 15.1% of total revenue for the three months ended June 30, 2020 and 2019, respectively. Selling and marketing expenses increased during three months period ended June 30, 2020 due to the increase in marketing consulting services.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, legal, accounting, board of director fees, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses increased by $39,900, or 20.0%, to $239,500 for the three months ended June 30, 2020 from $199,600 for the same period in 2019. The increase in general and administrative expense was due to the increase in board of director fees, offset by decrease in accounting fees.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $26,100, or 6.8% to $356,900 for the three months ended June 30, 2020 from $383,000 for the same period in 2019. The research and development decrease due lower consulting fees as a result of completion of research and development expenses during the second quarter of 2019.

Other Income

Other income increased by $46,800 for the three months ended June 30, 2020, compare to the same periods in 2019 was primarily related to penalty fees from a one-time, non-recurring license agreement with an existing customer for the use of our license.

Results of Operations for the Six-Month Periods Ended June 30, 2020 and 2019

The following are the results of our operations for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Revenues	$1,910,700	$1,785,800
Cost of revenues	75,500	68,800
Gross profit	1,835,200	1,717,000

Operating expenses:
Selling and marketing	255,900	227,600
General and administrative	468,500	494,600
Research and development	720,900	757,500
Total operating expenses	1,445,300	1,479,700

Income from operations	389,900	237,300

Other income:
Other income	46,900	13,900

Income before provision for income taxes	436,800	251,200
Provision for income taxes	5,000	-
Net income (loss)	$431,800	$251,200

Net income per share, basic	$0.04	$0.03
Net income per share, diluted	$0.04	$0.02

Weighted average number of common shares outstanding
Basic	10,673,340	9,807,261
Diluted	10,683,163	10,274,011

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the six months ended June 30, 2020 and 2019.

	For the Six Months Ended
	June 30,	June 30,
	2020	2019	$ Change
Revenue
Software Licenses
Windows	$396,900	$472,100	$(75,200)
UNIX/Linux	54,900	16,000	38,900
Total	451,800	488,100	(36,300)

Software Service Fees
Windows	1,064,100	1,098,200	(34,100)
UNIX/Linux	121,800	153,500	(31,700)
Total	1,185,900	1,251,700	(65,800)

Other	273,000	46,000	227,000
	$1,910,700	$1,785,800	$124,900

Software Licenses

Windows software licenses revenue decreased by $75,200 or 15.9% to $396,900 during the six months ended June 30, 2020, from $472,100 for the same period in 2019. The decrease was entirely due to a certain partner that purchased a large order of Windows licenses from the Company during the three months ended March 31, 2019 that did not recur during the three months ended March 31, 2020.

Software licenses revenue from our UNIX/Linux products increased by $38,900 or 243.1% to $54,900 for the six months ended June 30, 2020 from $16,000 for the same periods of 2019. The increase was primarily due to higher revenue from higher stocking and standard order licenses.

We expect aggregate GO-Global total software license revenue in 2020 to be in-line with 2019 levels as we are observing a mix of both higher and lower aggregate revenue from our various customers.

Software Service Fees

Service fees attributable to our Windows product service decreased by $34,100 or 3.1% to $1,064,100 during the six months ended June 30, 2020, from $1,098,200 for the same period in 2019. The decrease was primarily due to timing of revenue recognition for maintenance support fees along with a decrease in maintenance support for a large OEM partner and the expiration of a long-term maintenance contract for a European customer. These were partially offset by an increase in maintenance support fees due to an increase in Windows product sales from other customers throughout the prior year.

Service fees revenue attributable to our UNIX products decreased by $31,700 or 20.7% to $121,800 during the six months ended June 30, 2020, from $153,500 for the same period in 2019. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of certain long-term maintenance contracts.

We expect that software service fees for 2020 will approximate to those for 2019.

Other

Other revenue consists of private labeling fees, professional services, and other non-recurring revenues. Other revenue increased by $227,000 or 493.5% for the six months ended June 30, 2020, compared to the same period in 2019.The primary increase was related to revenue recognized from a one-time, non-recurring a license agreement with an existing customer for the use of our license.

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

Cost of revenue for the six months ended June, 2020 increased by $6,700, or 9.7%, to $75,500 for the six months ended June, 2020 from $68,800 for the same period in 2019. Cost of revenue represented 4.0% and 3.9% of total revenue for the six months ended June 30, 2020 and 2019, respectively. The primarily increase was due to increase import tax withholdings associated with higher revenue from Brazil resellers for the six-month period ended June 30, 2020.

We expect 2020 cost of revenue to be slightly higher than 2019 for the above reason.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $28,300, or 12.4%, to $255,900 for the six months ended June 30, 2020 from $227,600 for the same period in 2019. Selling and marketing expenses represented approximately 13.6% and 12.7% of total revenue for the six months ended June 2020 and 2019, respectively. The increase in selling and marketing expenses was due to an increase in consulting services offset by lower employee benefit costs.

We expect to maintain our sales and marketing efforts in 2020 for anticipated GO-Global releases with select targeted modest investments in promotional activity; accordingly, for this reason, we expect 2020 sales and marketing expenses to be slightly higher than 2019 levels.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, legal, accounting, board fees, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses decreased by $26,100, or 5.3%, to $468,500 for the six months ended June 30, 2020 from $494,600 for the same period in 2019. General and administrative expenses represented approximately 24.8% and 27.7% of total revenue for the six months ended June 30, 2020 and 2019, respectively.

The decrease in general and administrative expense was due to lower accounting fees and employee benefit costs, offset by higher board member service fees.

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

Research and development expenses decreased by $36,600, or 4.8% to $720,900 for the six months ended June 30, 2020 from $757,500 for the same period in 2019. This represented approximately 38.2% and 42.4% of total revenue for the six months ended June 30, 2020 and 2019, respectively.

The decrease in research and development expense was primarily due to a decrease in benefit cost and consulting fees associated with completing the new releases of our GO-Global products.

In 2020, we expect to continue our investments in research and development resources associated with our GO-Global products based on market feedback. We therefore expect 2020 research and development expenses to be slightly higher than 2019 levels.

Other Income

Other income increased by $33,000 for the six months ended June 30, 2020, compare to the same periods in 2019 was primarily related to penalty fees from a license agreement with an existing customer for the use of our license.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $2,372,700 and a working capital position of $964,500 as compared to cash of $1,541,900 and a working capital position of $101,800 at December 31, 2019. The increase in cash as of June 30, 2020 was primarily the result of cash provided in operating and financing activities during the period. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this quarterly report on Form 10-Q.

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended June 30, 2020 and 2019.

	For the Six Months Ended
	June 30,	June 30,
	2020	2019
Cash flows provided by operating activities	$413,800	$227,500
Cash flows provided by investing activities	$-	$-
Cash flows provided by financing activities	$417,000	$300

Net cash flows provided by operating activities for the six months ended June 30, 2020 amounted to $413,800, compared to cash flows provided by operating activities of $227,500 for the six months ended June 30, 2019. The increase in cash flows provided by operating activities is primarily the result of higher net income due to a one-time settlement income from a particular customer compared to the prior year period.

Net cash provided by financing activities for the six months ended June 30, 2020 amounted to $417,000. We received gross proceeds of $480,100 from the Rights Offering and paid $63,100 of issuance cost for the six months ended June 30, 2020. Subsequent to June 30, 2020, we received $2.12 million from the closing of the investment pursuant to the Backstop Agreement. We intend to use the proceeds from the Rights Offering and the Backstop Agreement for general corporate purposes, which may include acquisitions (although we do not currently have any plans with respect to any acquisition).

We had no significant financing activity for the six months ended June 30, 2019.

We had no cash flow activity relating to investing for the six months ended June 30, 2020 or 2019.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30 , 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent coronavirus pandemic throughout the United States and the world has resulted in the United States and other countries halting or sharply curtailing the movement of people, goods and services. All of this has caused extended shutdowns of businesses and the prolonged economic impact remains uncertain. At this point, we believe the conditions may have a material adverse effect on our business but given the rapidly changing developments we cannot accurately predict what effects these conditions will have on our business, which will depend on, among other factors, the ultimate geographic spread of the virus, the duration of the outbreak and travel restrictions and business closures imposed by the United States and various other governments.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2020, we entered into the Backstop Agreement with a consortium of accredited investors, including all of our directors and led by Novelty Capital Partners LP, pursuant to which such investors agreed to purchase in a private placement, at $0.30 per share, up to $2.41 million of shares of our common stock. The consummation of the investment pursuant to the Backstop Agreement was conditioned on the closing of the Rights Offering. The Rights Offering expired on March 31, 2020, and we consummated the Backstop Agreement transactions on August 13, 2020.

At the closing of the Rights Offering, we received gross proceeds of $480,191 in exchange for 1.6 million shares of common stock. Pursuant to the Backstop Agreement, we received proceeds of $2.12 million in exchange for the issuance of 7.0 million restricted shares of common stock. We intend to use the proceeds from the Rights Offering and the Backstop Agreement for general corporate purposes, which may include acquisitions (although we do not currently have any plans with respect to any acquisition). The shares were issued to the Backstop Agreement investors pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

On March 31, 2020, our previously announced Rights Offering expired and in April 2020 we subsequently received $480,191 in exchange for 1.6 million shares of our common stock. Pursuant to the Backstop Agreement we received proceeds of $2.12 million in exchange for the issuance of 7.0 million restricted shares of common stock.

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

hopTo Inc.
(Registrant)

Date:	August 14, 2020

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

