Form 10-Q
period 2020-09-30
hopTo Inc.
filed 2020-11-16
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 16, 2020, there were issued and outstanding 18,850,675 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets

Current assets
Cash and cash equivalents	$4,248,300	$1,541,900
Accounts receivable, net	396,000	271,200
Prepaid expenses and other current assets	47,600	59,000
Total current assets	4,691,900	1,872,100

Property and equipment, net	-	-
Other assets	17,800	17,800
Total assets	$4,709,700	$1,889,900

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$224,200	$271,900
Accrued expenses	98,000	106,000
Accrued wages	144,500	136,400
Deferred revenue	1,012,900	1,256,000
Total current liabilities	1,479,600	1,770,300

Deferred revenue	418,100	529,500
Total liabilities	1,897,700	2,299,800

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2020 or December 31, 2019	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,621,534 and 9,834,866 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,900	1,000
Additional paid-in capital	82,155,200	79,523,500
Accumulated deficit	(79,345,100)	(79,934,400)
Total stockholders’ equity (deficit)	2,812,000	(409,900)
Total liabilities and stockholders’ equity (deficit)	$4,709,700	$1,889,900

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenues	$894,600	$948,800	$2,805,300	$2,734,600
Cost of revenues	42,500	38,100	118,000	106,900
Gross profit	852,100	910,700	2,687,300	2,627,700

Operating expenses:
Selling and marketing	140,300	96,300	396,200	323,900
General and administrative	196,100	166,100	664,600	660,700
Research and development	355,700	361,300	1,076,600	1,118,800
Total operating expenses	692,100	623,700	2,137,400	2,103,400

Income from operations	160,000	287,000	549,900	524,300

Other income:
Other income	-	200	46,900	14,100

Income before provision for income taxes	160,000	287,200	596,800	538,400
Provision for income taxes	2,500	-	7,500	-
Net income (loss)	$157,500	$287,200	$589,300	$538,400

Net income per share, basic	$0.01	$0.03	$0.05	$0.05
Net income per share, diluted	$0.01	$0.03	$0.05	$0.05

Weighted average number of common shares outstanding
Basic	15,242,128	9,834,866	12,216,478	9,816,564
Diluted	15,713,640	10,302,577	12,687,990	10,278,646

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance at December 31, 2018	9,804,400	$1,000	$79,298,200	$(80,488,700)	$(1,189,500)
Contributed services	-	-	56,300	-	56,300
Net income	-	-	-	251,900	251,900
Balance at March 31, 2019	9,804,400	$1,000	$79,354,500	$(80,236,800)	$(881,300)
Contributed services	-	-	56,200	-	56,200
Exercise of warrants	30,466	-	300	-	300
Net loss		-	-	(700)	(700)
Balance at June 30, 2019	9,834,866	$1,000	$79,411,000	$(80,237,500)	$(825,500)
Contributed services	-	-	56,300	-	56,300
Other rounding	-	-	(100)	-	(100)
Net loss		-	-	287,200	287,200
Balance at September 30, 2019	9,834,866	$1,000	79,467,200	$(79,950,300)	$(482,100)

Balance at December 31, 2019	9,834,866	$1,000	$79,523,500	$(79,934,400)	$(409,900)
Shares issued for settlement of accrued expenses	120,000	-	39,600	-	39,600
Contributed services	-	-	56,200	-	56,200
Net income	-	-	-	109,100	109,100
Balance at March 31, 2020	9,954,866	$1,000	$79,619,300	$(79,825,300)	$(205,000)
Proceeds from rights offering	1,600,638	100	480,000	-	480,100
Issuance cost for rights offering	-	-	(119,400)	-	(119,400)
Contributed services	-	-	56,200	-	56,200
Net income	-	-	-	322,700	322,700
Balance at June 30, 2020	11,555,504	$1,100	$80,036,100	$(79,502,600)	$534,600
Proceeds from rights offering	7,066,030	800	2,119,100	-	2,119,900
Net income	-	-	-	157,500	157,500
Balance at September 30, 2020	18,621,534	$1,900	$82,155,200	$(79,345,100)	$2,812,000

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash flows from operating activities
Net income	$589,300	$538,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	400
Contributed services	112,400	168,800
Changes in allowance for doubtful accounts	1,600	2,100
Changes in operating assets and liabilities:
Accounts receivable	(126,400)	(25,100)
Prepaid expenses and other current assets	11,400	9,200
Accounts payable and accrued expenses	(7,800)	(127,400)
Deferred revenue	(354,500)	600
Net cash provided by operating activities	226,000	567,000

Cash flows from financing activities
Proceeds from exercise of warrants	-	300
Proceeds from rights offering	2,599,900	-
Issuance cost for rights offering	(119,500)	-
Net cash provided by financing activities	2,480,400	300

Net change in cash	2,706,400	567,300
Cash, beginning of the period	1,541,900	892,500
Cash, end of the period	$4,248,300	$1,459,800

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$7,500	$-

Non-cash financing activities: shares issued for settlement of accrued expenses	$39,600	$-
Issuance of cost for rights offering included in accounts payable and accrued expenses	$	$-

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Amounts could materially change in the future. These significant estimates include the valuation of stock-based compensation expense, the allowance for doubtful accounts, and accruals of liabilities.

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

The Company’s product sales by geographic area are presented in Note 4.

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of September 30, 2020 (unaudited) or December 31, 2019.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of September 30, 2020 and December 31, 2019, the allowance for doubtful accounts totaled $8,900 and $7,300, respectively.

Concentration of Credit Risk

For the three and nine-month ended September 30, 2020 and 2019, we currently consider the following to be our most significant customers and partners. For the purposes of this presentation, “Sales” refers to the dollar value of orders received from these customers and partners in the period indicated. These Sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees.

For the three months ended September 30, 2020, the Company had four customers comprising 15.9%, 15.4%, 13.6%, and 10.0%, respectively, of total sales. For the three months ended September 30, 2019, the Company had three customers comprising 29.7%, 11.9%, and 11.5%, respectively, of total sales.

For the nine months ended September 30, 2020, the Company had two customers comprising 11.9% and 10.3% of total sales. For the nine months ended September 30, 2019, the Company had two customers comprising 17.3% and 15.5% of total sales.

A loss of one of these customers could potentially have a significant negative impact on the Company’s financial statements.

As of September 30, 2020, the Company has three customers comprising 22.8%, 15.4%, and 14.7%, respectively, of net accounts receivable. As of December 31, 2019, the Company has 1 customer comprising 17.9% of net accounts receivable.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of September 30, 2020, representing 481,335 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method. During the three months ended September 30, 2020 and 2019, the Company had total common stock equivalents of 93,076 and 106,077, respectively, which were excluded from the computation of net income (loss) per share because they are out of the money and thus anti-dilutive.

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

All options granted under the 12 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The maximum term of options issued under the 12 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 12 Plan will terminate no later than November 7, 2022. As of September 30, 2020, 424,594 shares of common stock remained available for issuance under the 12 Plan.

The following summarizes the stock option activity for the nine months ended September 30, 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2019	106,077	$2.77	1.53
Granted	-
Forfeited/cancelled	(13,001)
Exercised	-
Outstanding at September 30, 2020 (unaudited)	93,076	$3.03	0.99

Vested and expected to vest at September 30, 2020 (unaudited)	93,076	$3.03	0.99

Exercisable at September 30, 2020 (unaudited)	93,076	$3.03	0.99

The following table summarizes information about options outstanding and exercisable as of September 30, 2020.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.75 - 1.00	14,526	0.28	$0.75	14,526	$0.75
2.00 - 4.00	63,684	1.12	3.21	63,684	3.21
4.20 - 6.68	14,866	1.15	4.46	14,866	4.46
	93,076			93,076

Shares of Common Stock Issued

During the three-month period ending September 30, 2020, the Company issued a total of 7,066,030 shares of common stock to shareholders for the rights offering at $0.30 per share. The proceeds for these shares were received in September 2020. During the nine-month period, the Company issued total of 8,786,667 shares of common stock, of which 8,666,667 shares for rights offering and 120,000 shares of common stock were to two former members of our board of directors that was previously committed to them and included in accrued expenses. The issuance of the 120,000 shares of common stock settles a total of $39,600 of accrued expenses that was included in the Company’s balance sheet.

Warrants

As of September 30, 2020 and December 31, 2019, the Company had 481,335 warrants outstanding. The warrants outstanding at September 30, 2020 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

4. Sales by Geographical Location

Revenue by country for the three and nine months ended September 30, 2020 and 2019 was as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue by Country
United States	$261,000	$344,000	$875,500	$1,006,400
Brazil	358,100	160,000	951,600	431,400
Japan	104,900	162,800	270,800	268,300
The Netherlands	61,800	46,900	217,400	357,100
Other Countries	108,800	235,100	490,000	671,400
Total	$894,600	$948,800	$2,805,300	$2,734,600

5. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the three months ended September 30, 2020 and 2019, the Company contributed a total of $2,200 and $0, respectively. During the nine months ended September 30, 2020 and 2019, the Company contributed a total of $17,800 and $14,100, respectively.

Contingencies

During the ordinary course of business, the Company is subject to various potential claims and litigation. Management is not aware of any outstanding litigation which would have a significant impact on the Company’s financial statements.

6. Related Party Transactions

On September 30, 2020, the Company entered into an executive employment agreement with Jonathon R. Skeels, the Company’s Chief Executive Officer and Interim Chief Financial Officer, effective as of July 1, 2020.

Pursuant to the Agreement, Mr. Skeels is entitled to receive a base salary of $200,000 per year and other compensation to be determined from time to time by the Company in its sole discretion. The Agreement also entitles Mr. Skeels to participate in the Company’s employee benefit plans and be reimbursed for expenses incurred in connection with his service to the Company. If Mr. Skeels’ employment is terminated without cause (as defined in the Agreement) the Company will, against the receipt of a mutual release, pay Mr. Skeels an amount equal to 12 months of his annual base salary and pay the premiums for continuation of Mr. Skeels and his family’s health insurance for up to 12 months following his termination.

Mr. Skeels has served as the Company’s Chief Executive Officer and Interim Chief Financial Officer since September 2018, however, previously did not receive a salary or other forms of compensation. During the nine months ended September 30, 2020 and 2019, the Company recorded an expense and contributed capital of approximately $112,400, and $168,700, respectively for contributed services based on the estimated market rate for these services.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

The following are the results of our operations for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

	For the Three Months Ended
	September 30,	September 30,
	2020	2019	$ Change
	(Unaudited)	(Unaudited)

Revenues	$894,600	$948,800	$(54,200)
Cost of revenues	42,500	38,100	4,400
Gross profit	852,100	910,700	(58,600)

Operating expenses:
Selling and marketing	140,300	96,300	44,000
General and administrative	196,100	166,100	30,000
Research and development	355,700	361,300	(5,600)
Total operating expenses	692,100	623,700	68,400

Income from operations	160,000	287,000	(127,000)

Other income (expense):
Other income (expense):	-	200	(200)

Income before provision for income taxes	160,000	287,200	(127,200)
Provision for income taxes	2,500	-	2,500
Net income	$157,500	$287,200	$(129,700)

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the three months ended September 30, 2020 and 2019.

	For the Three Months Ended
	September 30,	September 30,
	2020	2019	$ Change
Revenue
Software Licenses
Windows	$188,800	$302,000	$(113,200)
UNIX/Linux	44,600	20,100	24,500
Total	233,400	322,100	(88,700)

Software Service Fees
Windows	586,000	535,700	50,300
UNIX/Linux	53,600	68,000	(14,400)
Total	639,600	603,700	35,900

Other	21,600	23,000	(1,400)
	$894,600	$948,800	$(54,200)

Software Licenses

Windows software licenses revenue decreased by $113,200 or 37.5% to $188,800 during the three months ended September30, 2020, from $302,000 for the same period in 2019. The decrease was primarily due to a certain Japanese reseller that purchased a large order of Windows licenses from the Company during the three months ended September 30,2019 but not reoccur for the three months ended September 30, 2020.

Software licenses revenue from our UNIX/Linux products increased by $24,500 or 121.9% to $44,600 for the three months ended September 30, 2020 from $20,100 for the same period in 2019. The increase was primarily due to higher revenue from stocking order and standard order of Unix licenses for the three months ended September 30, 2020.

Software Service Fees

Service fees attributable to our Windows product service increased by $50,300 or 9.4% to $586,000 during three months ended September 30, 2020, from $535,700 for the same period in 2019. The increase was primarily due to increased Windows subscription license revenue, offset by royalty fees and lower Windows software maintenance support revenue.

Service fees revenue attributable to our UNIX products decreased by $14,400 or 21.2% to $53,600 during the three months ended September 30, 2020, from $68,000 for the same period in 2019. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of certain long-term maintenance contracts. The majority of this decrease was attributable to our European telecommunications customers.

Other

Other revenue consists of private labeling fees and professional services. Other revenue decreased by $1,400 or 6.1% for the three months ended September 30, 2020, compared to the same period in 2019. The primary decrease was related to lower private labeling fee revenue.

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

Cost of revenue for the three months ended September 30, 2020 increase by $4,400, or 11.5%, to $42,500 for the three months ended September 30, 2020 from $38,100 for the same period in 2019. Cost of revenue represented 4.8% and 4.0% of total revenue for the three months ended September 30, 2020 and 2019, respectively. The primarily increase was due to increase import tax withholdings associated with higher revenue from Brazil resellers for the three-month period ended September 30, 2020.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $44,000, or 45.7%, to $140,300 for the three months ended September 30, 2020 from $96,300 for the same period in 2019. Selling and marketing expenses represented approximately 15.7% and 10.1% of total revenue for the three months ended September 30, 2020 and 2019, respectively. Selling and marketing expenses increased during three months period ended September 30, 2020 due to the increase in marketing spend.

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

General and administrative expenses increased by $30,000, or 18.1%, to $196,100 for the three months ended September 30, 2020 from $166,100 for the same period in 2019.General and administrative expenses represented approximately 21.9% and 17.5% of total revenue for the three months ended September 30, 2020 and 2019, respectively. The increase in general and administrative expense was due to fees paid to the board of directors for their service since September 2018 offset by decrease in accounting fees.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $5,600, or 1.5% to $355,700 for the three months ended September 30, 2020 from $361,300 for the same period in 2019. Research and development expenses represented approximately 39.8% and 38.1% of total revenue for the three months ended September 30, 2020 and 2019, respectively. The research and development decrease was due lower consulting fees as a result of completion of research and development expenses during the second quarter of 2019.

Other Income

Other income decreased by $100 for the three months ended September 30, 2020, compare to the same periods in 2019.

Results of Operations for the Nine-Month Periods Ended September 30, 2020 and 2019

The following are the results of our operations for the nine months ended September 30, 2020 as compared to the six months ended September 30, 2019.

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019	$ Change
	(Unaudited)	(Unaudited)

Revenues	$2,805,300	$2,734,600	$70,700
Cost of revenues	118,000	106,900	11,100
Gross profit	2,687,300	2,627,700	59,600

Operating expenses:
Selling and marketing	396,200	323,900	72,300
General and administrative	664,600	660,700	3,900
Research and development	1,076,600	1,118,800	(42,200)
Total operating expenses	2,137,400	2,103,400	34,000

Income from operations	549,900	524,300	25,600

Other income (expense):
Other income (expense)	46,900	14,100	32,800

Income before provision for income taxes	596,800	538,400	58,400
Provision for income taxes	7,500	-	7,500
Net income	$589,300	$538,400	$50,900

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the nine months ended September 30, 2020 and 2019.

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019	$ Change
Revenue
Software Licenses
Windows	$585,700	$774,100	$(188,400)
UNIX/Linux	99,500	36,100	63,400
Total	685,200	810,200	(125,000)

Software Service Fees
Windows	1,650,100	1,633,900	16,200
UNIX/Linux	175,400	221,500	(46,100)
Total	1,825,500	1,855,400	(29,900)

Other	294,600	69,000	225,600
	$2,805,300	$2,734,600	$70,700

Software Licenses

Windows software licenses revenue decreased by $188,400 or 24.3% to $585,700 during the nine months ended September 30, 2020, from $774,100 for the same period in 2019. The decrease was entirely due to a certain partner that purchased a large order of Windows licenses from the Company during the three months ended March 31, 2019 and the three months ended September 30,2019 that did not recur during same periods of 2020.

Software licenses revenue from our UNIX/Linux products increased by $63,400 or 175.6% to $99,500 for the nine months ended September 30, 2020 from $36,100 for the same periods of 2019. The increase was primarily due to higher revenue from higher stocking and standard order licenses.

We expect aggregate GO-Global total software license revenue in 2020 to be in-line with 2019 levels as we are observing a mix of both higher and lower aggregate revenue from our various customers.

Software Service Fees

Service fees attributable to our Windows product service increased by $16,200 or 1.0% to $1,650,100 during the nine months ended September 30, 2020, from $1,633,900 for the same period in 2019. The small increase was primarily due higher Windows subscription revenue offset by the timing of revenue recognition for maintenance support fees.

Service fees revenue attributable to our UNIX products decreased by $46,100 or 20.8% to $175,400 during the nine months ended September 30, 2020, from $221,500 for the same period in 2019. The decrease was primarily the result of lower level of UNIX product sales throughout the prior year and an expiration of certain long-term maintenance contracts.

We expect that software service fees for 2020 will approximate to those for 2019.

Other

Other revenue consists of private labeling fees, professional services, and other non-recurring revenues. Other revenue increased by $225,600 or 327.0% for the nine months ended September 30, 2020, compared to the same period in 2019.The primary increase was related to revenue recognized from a one-time, non-recurring a license agreement with an existing customer for the use of our license.

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

Cost of revenue for the nine months ended September 30, 2020 increased by $11,100, or 16.5%, to $118,000 for the nine months ended September 30, 2020 from $106,900 for the same period in 2019. Cost of revenue represented 4.2% and 3.9% of total revenue for the nine months ended September 30, 2020 and 2019, respectively. The primarily increase was due to increase import tax withholdings associated with higher revenue from Brazil resellers for the nine-month period ended September 30, 2020.

We expect 2020 cost of revenue to be slightly higher than 2019 for the above reason.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $72,300, or 22.3%, to $396,200 for the nine months ended September 30, 2020 from $323,900 for the same period in 2019. Selling and marketing expenses represented approximately 14.1% and 11.8% of total revenue for the nine months ended September 2020 and 2019, respectively. The increase in selling and marketing expenses was due to an increase in marketing spend offset by lower employee benefit costs.

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

General and administrative expenses slightly increased by $3,900, or 0.6%, to $664,600 for the nine months ended September 30, 2020 from $660,700 for the same period in 2019. General and administrative expenses represented approximately 23.7% and 24.2% of total revenue for the nine months ended September 30, 2020 and 2019, respectively.

The slight increase general and administrative expense was due to fees paid to the board of directors for their service since September 2018.

In 2020, we anticipate the fees paid to board of directors will be partially offset by a reduction in accounting fees and employee benefit costs compared to 2019 levels due to changes in service providers and improved cost controls by management. We therefore expect that our 2020 general and administrative costs will be slightly higher compared to those for 2019.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $42,200, or 3.8% to $1,076,600 for the nine months ended September 30, 2020 from $1,118,800 for the same period in 2019. This represented approximately 38.42% and 40.9% of total revenue for the nine months ended September 30, 2020 and 2019, respectively.

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

Other Income

Other income increased by $32,800 for the nine months ended September 30, 2020, compare to the same periods in 2019 was primarily related to penalty fees from a one-time, non-recurring a license agreement with an existing customer for the use of our license.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $4,248,300 and a working capital position of $3,212,300 as compared to cash of $1,541,900 and a working capital position of $101,800 at December 31, 2019. The increase in cash as of September 30, 2020 was primarily the result of cash provided in operating and financing activities during the period. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this quarterly report on Form 10-Q.

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended September 30, 2020 and 2019.

	For the Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash flows provided by operating activities	$226,000	$567,000
Cash flows provided by investing activities	$-	$-
Cash flows provided by financing activities	$2,480,400	$300

Net cash flows provided by operating activities for the nine months ended September 30, 2020 amounted to $226,000, compared to cash flows provided by operating activities of $567,000 for the nine months ended September 30, 2019. The decrease in cash flows provided by operating activities is primarily the result of decreases in changes in working capital during the period driven by lower deferred revenues.

Net cash provided by financing activities for the nine months ended September 30, 2020 amounted to $2,480,400. We received gross proceeds of $480,100 from the Rights Offering and paid $119,400 of issuance cost for the nine months ended September 30, 2020. For the three months ended September 30, 2020, we received $2.12 million from the closing of the investment pursuant to the Backstop Agreement. We intend to use the proceeds from the Rights Offering and the Backstop Agreement for general corporate purposes, which may include acquisitions (although we do not currently have any plans with respect to any acquisition).

We had no significant financing activity for the nine months ended September 30, 2019.

We had no cash flow activity relating to investing for the nine months ended September 30, 2020 or 2019.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30 , 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

hopTo Inc.
(Registrant)

Date:	November 16, 2020

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

