Form 10-K
period 2020-12-31
hopTo Inc.
filed 2021-03-31
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes [  ] No [X]

As of June 30, 2020, the aggregate market value of the Registrant’s common stock held by non-affiliates was $2,111,134.

As of March 31, 2021, there were outstanding 18,850,675 shares of the Registrant’s common stock.

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

Introduction

hopTo, Inc., through its wholly owned subsidiary GraphOn Corporation (collectively, “we”, “us,” “our” or the “Company”), is a developer of application publishing software which includes application virtualization software and cloud computing software for multiple computer operating systems including Windows, UNIX and several Linux-based variants. Our application publishing software solutions are sold under the brand name GO-Global, which is our sole revenue source. GO-Global is an application access solution for use by independent software vendors (“ISVs”), corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

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

Target Markets

The target market for our GO-Global products includes small to medium-sized companies, departments within large corporations, governmental and educational institutions and independent software vendors (ISVs). Our software enables these targeted organizations to move their existing applications to the public cloud and provide SaaS, or move them to a secure, private cloud environment. By using our software, organizations can give their remote users, partners and customers access to their native applications. Our software is designed to allow these organizations and enterprises to tailor the configuration of the end-user device for a particular purpose, rather than following a “one PC fits all” high-cost ownership model. We believe our opportunities are as follows:

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

●	Enterprises Employing Windows and Unix/Linux. Enterprises ranging from small to medium-sized companies to departments in large companies use GO-Global software to allow users to access applications from remote locations and from different client devices. We believe that our software products reduce the cost and complexity of connecting PCs to various applications.

Sales and Marketing

Our GO-Global products are primarily sold through resellers both domestically and internationally. The resellers consist of OEMs, system integrators, value-added resellers and distributors. The reseller channel acts as a sales force for our GO-Global products by creating awareness and also providing integration and support services for our current and potential customers. We support our existing reseller channel and seek to grow our reseller partners through direct marketing activities that include digital marketing, promotional materials, direct response and maintaining an active Web presence for marketing and sale purposes.

For the year ended December 31, 2020, we had one reseller that represented more than 14.5% of sales and one reseller that represented 44.7% of accounts receivable. For the year ended December 31, 2019, we had two resellers that represented 14.0% and 14.3% of sales, respectively and one reseller that represented 17.9% of accounts receivable. For the purposes of this description, “sales” refers to the dollar value of orders received from these customers and partners in the period indicated. The sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees.

Operations

We perform all purchasing, order processing and shipping of products and accounting functions related to our operations. We generally ship products and fulfill orders electronically so we do not maintain any prepackaged inventory. Additionally, we have relatively little backlog at any given time; thus, we do not consider backlog a significant indicator of future performance.

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

Employees

As of March 31, 2021, we had a full-time equivalent of 12.5 total employees, including 2 in marketing, sales and support, 8.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 2 in administration and finance. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

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

We have experienced significant operating and net losses since we began operations. After years of losses, we had net income for 2019 of $554,300 and 2020 of $693,700; however, such improvement in our financial performance could reverse if our GO-Global business, our only source of revenue, declines or if we are unable to maintain control over our expenses.

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

Our revenue is typically generated from a limited number of resellers.

A material portion of our revenue, all of which is currently derived from our GO-Global products, during any reporting period is typically generated from a limited number of resellers in certain countries or geographic regions, all of which are unrelated third parties. We are seeking to expand the number of resellers of our GO-Global products to grow our revenues and diversify our revenue geographically. However, our inability to expand the number of resellers and/or a reduction in the orders from our current resellers could materially adversely impact our revenues.

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

Our future success depends on our ability to continually enhance our current products and develop and introduce new features and capabilities that our customers choose to buy. If we are unable to satisfy our customers’ demands and remain competitive with other products that could satisfy their needs by introducing new features, capabilities and enhancements, our business, results of operations, financial condition, and cash flows could be materially adversely impacted. Our future success could be hindered by, among other factors:

●	the amount of cash we have available to fund investment in new products and enhancements;

●	the reduced level of research and development resources that we have available in the Company to perform the work necessary to develop new features and capabilities

●	delays in our introduction of new features, capabilities and/or enhancements of existing products;

●	disruptions in our operations or customer relations due to the coronavirus pandemic;

●	delays in market acceptance of new products and/or enhancements of existing products; and

●	a competitor’s announcement of new products and/or product enhancements or technologies that could replace or shorten the life cycle of our existing products.

For example, sales of our GO-Global software could be affected by the announcement from Microsoft of an intended release, and the subsequent actual release, of a new Windows-based operating system, or an upgrade to a previously released Windows-based operating system version. These new or upgraded systems may contain similar features to our products or they could contain architectural changes that would temporarily prevent our products from functioning properly within a Windows-based operating system environment.

We are subject to various liquidity risks.

We have incurred significant net losses since our inception. As of December 31, 2020, we had an accumulated deficit of $79,240,700 and a working capital of $3,281,600. Our ability to continue to generate net profits and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks, some of which are described in this Annual Report on Form 10-K. As a small company, we have limited ability to deploy new revenue increasing opportunities, and limited flexibility to respond to unforeseen adverse developments, such as customer losses, adverse market developments or unanticipated expenses. Although our current operating plan does not call for the raising of new capital, if we need to raise new capital, our ability to do so is extremely limited given our small market capitalization and the limited volume in the trading of our common stock.

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

Sales of products within our GO-Global product families are likely to be our only source of revenue during 2021.

Sales of products within our GO-Global product families, and related enhancements, were our only source of revenue during 2020 and will continue to be our only source of revenue during 2021. The success, if any, of our new GO-Global releases may depend on a number of factors, including market acceptance of the new GO-Global releases and our ability to manage the risks associated with introducing such releases. Declines in demand for our GO-Global products could occur as a result of, among other factors:

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

We have sought to match our expenses structure with business opportunities, but this creates risks. We rely on the considerable expertise of our Board of Directors and the moderate use of professional advisors. This arrangement limits our ability to respond to challenges and develop opportunities. Should we revise our approach to management by hiring additional resources, this too, can create risks to the cost savings we have achieved, if any anticipated business opportunities are not realized.

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

Our GO-Global products are primarily sold through several distribution channels. An integral part of our strategy is to strengthen our relationships with resellers such as OEMs, systems integrators, value-added resellers s, distributors and other vendors to encourage these parties to recommend or distribute our products and to add resellers both domestically and internationally. We currently invest, and intend to continue to invest, significant resources to expand our sales and marketing capabilities. We cannot assure you that we will be able to attract and/or retain resellers to market our products effectively. Our inability to attract resellers and the loss of any current reseller relationships could have a material adverse effect on our business, results of operations, financial condition, and cash flows. Additionally, we cannot assure you that resellers will devote enough resources to provide effective sales and marketing support to our products.

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

As of December 31, 2020, we had outstanding warrants for an aggregate of 248,216 shares of common stock, at a weighted average exercise price of $0.01 per share. As of December 31, 2020, we had outstanding options exercisable for an aggregate of 93,076 shares of our common stock at a weighted average exercise price of $3.03 per share. The holders may sell these shares exercisable under warrants or options in the public markets from time to time. In addition, if our stock price rises, more outstanding warrants and options will be “in-the-money” and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

Provisions in our Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws may have the effect of delaying or preventing a change in control of our company or our management, even if doing so would be beneficial to our stockholders. These provisions include, but are not limited to, authorizing our board of directors to issue preferred stock without stockholder approval and limiting the persons who may call special meetings of stockholders and providing that stockholders cannot take action by written consent in lieu of a meeting. In addition, our Rights Agreement, entered into by us and American Stock Transfer & Trust Company, LLC (as rights agent) on February 16, 2018, as amended on November 2, 2018 and February 16, 2021 (collectively, the “Rights Agreement”), works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires five percent (5%) or more of our common stock without the approval of our board of directors. As a result, the overall effect of the Rights Agreement and the issuance of the rights thereunder may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving that is not approved by our board of directors. The Rights Agreement is not intended to interfere with any merger, tender or exchange offer or other business combination approved by our board of directors. Nor does the Rights Agreement prevent the Board from considering any offer that it considers to be in the best interest of its stockholders. The Rights Agreement expired at or prior to the earlier of (i) February 16, 2031 or (ii) the redemption or exchange of the rights thereunder, as provided for in the Rights Agreement. Together, these charter and contractual arrangements could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

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

On March 31, 2021 there were approximately 47 holders of record of our common stock.

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

Revenue Recognition

The Company markets and licenses its products indirectly through channel distributors, independent software vendors (“ISVs”), value-added resellers, hosting service providers, corporate enterprises, governmental and educational institutions and others. Our product licenses are perpetual. We also separately sell intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, as well as other products and services.

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

For the years ended December 31, 2020 and 2019, revenue recognition was determined by

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

Maintenance revenue is also recognized from service contracts ratably over the related contract period.

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of December 31, 2020 or 2019.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of December 31, 2020 and 2019, the allowance for doubtful accounts totaled $5,900 and $7,300, respectively.

Software Development Costs

Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company did not capitalize any software development costs during 2020 or 2019. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during the year ended December 31, 2020 or 2019.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. As of December 31, 2020, the Company had approximately $4,125,300 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2019, the Company had approximately $1,291,900 of cash with financial institutions in excess of FDIC insurance limits.

For the year ended December 31, 2020, we had one reseller that represented more than 14.5% of sales and one reseller that represented 44.7% of accounts receivable. For the year ended December 31, 2019, we had two resellers that represented 14.0% and 14.3% of sales, respectively and one reseller that represented 17.9% of accounts receivable. For the purposes of this description, “sales” refers to the dollar value of orders received from these customers and partners in the period indicated. The sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of December 31, 2020 and 2019, representing 248,216 and 481,335 outstanding in-the-money warrants respectively, were included in the computation of diluted net income (loss) per share using the Treasury Stock Method. During the year ended December 31, 2020 and 2019, the Company had total common stock equivalents of 93,076 and 106,077 shares, respectively, which excluded from the computation of net income per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due to the nature of the accounts and their short-term maturities.

Results of Operations for the Year Ended December 31, 2020 and 2019

The following is a comparison of the results of our operations for the years ended December 31, 2020 and 2019.

	For the Year Ended
	December 31, 2020	December 31, 2019

Revenues:
Software licenses	853,300	952,600
Software service fees	2,474,500	2,483,600
Other	316,200	93,900
Total Revenue	3,644,000	3,530,100

Cost of Revenue:
Software service costs	52,700	52,700
Software product costs	102,300	97,100
Total cost of revenue	155,000	149,800

Gross profit	$3,489,000	$3,380,300

Operating expenses:
Selling and marketing	509,300	442,400
General and administrative	900,500	864,700
Research and development	1,430,100	1,533,000
Total operating expenses	2,839,900	2,840,100

Income from operations	649,100	540,200

Other income:
Other income	44,600	14,100

Income before provision for income taxes	693,700	554,300
Provision for income taxes	-	-
Net income	$693,700	$554,300

Net income per share, basic	$0.05	$0.06
Net income per share, diluted	$0.05	$0.05

Weighted average number of common shares outstanding
Basic	13,874,699	9,821,177
Diluted	14,117,850	10,287,183

See accompanying notes to consolidated financial statements

Revenues

Our software revenue is entirely related to our GO-Global product line, and historically has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of this revenue has been earned, and continues to be earned, from a limited number of significant customers, most of whom are resellers. some of our resellers purchase software licenses that they hold in inventory until they are resold to the ultimate end user (a “stocking reseller”).

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

The following is a summary of our revenues by category for the year ended December 31, 2020 and 2019.

	For the Year Ended
	December 31,	December 31,
	2020	2019	$ Change	% Change
Revenue
Software Licenses
Windows	$732,100	$906,300	$(174,200)	-19.2%
UNIX/Linux	121,200	46,300	74,900	161.8%
Total	853,300	952,600	(99,300)	-10.4%

Software Service Fees
Windows	2,255,200	2,192,100	63,100	2.9%
UNIX/Linux	219,300	291,500	(72,200)	-24.8%
Total	2,474,500	2,483,600	(9,100)	-0.4%

Other	316,200	93,900	222,300	236.7%
	$3,644,000	$3,530,100	$113,900	3.2%

Software Licenses

Windows software licenses revenue decreased by $174,200 or 19.2% to $732,100 during the year ended December 31, 2020, from $906,300 as compared to 2019. The decrease was due to a temporary reduction in perpetual license pricing in 2020 during the COVID pandemic and a certain partner that purchased a large order of Windows licenses from the Company during the three months ended March 31, 2019 and the three months ended September 30,2019 that did not recur during same periods of 2020.

Software licenses revenue from our UNIX/Linux products increased by $74,900 or 161.8% to $121,200 during the year ended December 31, 2020 from $46,300 as compared to 2019. The increase was primarily due to higher revenue from higher stocking and standard order licenses.

Software Service Fees

Service fees attributable to our Windows product service increased by $63,100 or 2.9% to $2,255,200 during the year ended December 31, 2020, from $2,192,100 as compared to 2019. The increase was primarily due higher subscription revenue offset by the timing of revenue recognition for maintenance support fees.

Service fees revenue attributable to our UNIX products decreased by $72,200 or 24.8% to $219,300 during the year ended December 31, 2020, from $291,500 as compared to 2019. The decrease was primarily due to the expiration of certain long-term maintenance contracts.

Other

Other revenue consists of private labeling fees, professional services, and non-recurring revenues. Other revenue increased by $222,300 or 236.7% to $316,200 for the year ended December 31, 2020, from $93,900 compared to 2019. The primary increase was related to revenue recognized from a one-time, non-recurring a license agreement with an existing customer for the use of our license, and some commission fee paid to a reseller for subscription license sale.

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

Cost of revenue for the year ended December 31, 2020 increased by $5,200, or 3.5%, to $155,000 as compared to $149,800 for 2019. Cost of revenue represented 4.3% and 4.2% of total revenue for the year ended December 31, 2020 and 2019, respectively. The primarily increase was due to increase import tax withholdings associated with higher revenue from Brazil resellers for the period ended December 31, 2020.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $66,900, or 15.1%, to $509,300 for the year ended December 31, 2020 from $442,400 as compared to 2019. Selling and marketing expenses represented approximately 14.0% and 12.5% of total revenue for the year ended December 31, 2020 and 2019, respectively. The increase in selling and marketing expenses was due to an increase in marketing spend offset by lower employee benefit costs.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, legal, accounting, other professional services, rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses increased by $35,800, or 4.1%, to $900,500 for the year ended December 31, 2020 from $864,700 as compared to 2019. The increase in general and administrative expense was due in part to fees paid to the board of directors for their service offset by a reduction in accounting fees and employee benefit costs compared to 2019 levels due to changes in service providers and improved cost controls.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $102,900, or 6.7% to $1,430,100 for the year ended December 31, 2020 from $1,533,000 as comparted to 2019. The decrease in research and development expense was primarily due to a decrease in employee benefit costs and consulting fees for outsourced software development.

Other Income

Other income increased by $30,500 for the year ended December 31, 2020, compared to same period in 2019 was primarily related to penalty fees from a one-time, non-recurring a license agreement with an existing customer for the use of our license.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $4,375,300 and a working capital of $3,281,600 as compared to cash of $1,541,900 and a working capital deficit of $101,800 at December 31, 2019. The increase in cash as of December 31, 2020 was primarily the result of cash provided by the rights offering and operations during the period due to increased profitability. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this annual report on Form 10-K.

The following is a summary of our cash flows from operating, investing and financing activities for the year ended December 31, 2020 and 2019.

	For the Year Ended
	December 31,	December 31,
	2020	2019
Cash flows provided by operating activities	$352,800	$649,200
Cash flows provided by investing activities	$-	$-
Cash flows provided by financing activities	$2,480,600	$200

During the year ended December 31, 2020, our operating cash flow of $352,800 was primarily the result of our net income for the period of $693,700 including non-cash expenses of $112,400 for contributed services, offset by a decrease in cash resulting from a decrease in accounts payable and accrued expenses. During the year ended December 31, 2019, our cash flows used in operations of $649,200 was primarily the result of our net income of $554,300, including non-cash expenses of $225,100 for contributed services, offset by decrease in accounts payable and accrued expenses.

We had no cash flow activity relating to investing activities for the year ended December 31, 2020 or 2019.

In 2020, we received net proceeds of $2,480,600 from the Rights Offering and Backstop Agreement. We intend to use the proceeds from the Rights Offering and the Backstop Agreement for general corporate purposes, which may include acquisitions (although we do not currently have any plans with respect to any acquisition).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of hopTo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of hopTo, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Deferral Period of Maintenance Contracts

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, revenue is recognized when the promised goods or services are transferred to customers in an amount that reflects the consideration the Company expects to be entitled to for those goods or services. In addition, the Company markets and licenses its products indirectly through resellers, as well as directly to end-customers. In providing maintenance contracts, the Company must make estimates as to the commencement and end dates for certain new and renewal periods for various reasons, including bulk activations and renewals from resellers who obtain and renew maintenance contracts on behalf of many end-users with varying renewal dates, and renewal periods that may lapse and later be renewed. Maintenance revenue is recognized ratably over the contract period, which is generally between one and five years.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to this critical audit matter included the following, among others:

We obtained an understanding, and evaluated the design and implementation, of key controls that address the risk of material misstatements relating to the timing and amounts of revenue recognition for maintenance contracts described above.

We obtained a sample of contracts with customers that included maintenance elements for both new and existing customers. We read the contract and the related terms and price, and the specified maintenance element. We agreed the price and term of the maintenance element to proper inclusion within the Company’s deferred revenue schedule management utilizes to control and record deferred revenue and relieve earned revenue. We then recalculated amounts recorded as revenue and deferred revenue based on the maintenance contract term and agreed the schedule to the Company’s general ledger.

/s/ dbbmckennon

We have served as the Company’s auditor since 2019.

Newport Beach, California

March 31, 2021

hopTo Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

Assets

Current assets
Cash and cash equivalents	$4,375,300	$1,541,900
Accounts receivable, net	417,300	271,200
Prepaid expenses and other current assets	48,500	59,000
Total current assets	4,841,100	1,872,100

Property and equipment, net	-	-
Other assets	17,800	17,800
Total assets	$4,858,900	$1,889,900

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$251,000	$271,900
Accrued expenses	82,000	106,000
Accrued wages	141,600	136,400
Deferred revenue	1,084,900	1,256,000
Total current liabilities	1,559,500	1,770,300
Long-term liabilities
Deferred revenue	383,000	529,500
Total liabilities	1,942,500	2,299,800

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2020 or 2019	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,850,675 and 9,834,866 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1,900	1,000
Additional paid-in capital	82,155,200	79,523,500
Accumulated deficit	(79,240,700)	(79,934,400)
Total stockholders’ equity (deficit)	2,916,400	(409,900)
Total liabilities and stockholders’ equity (deficit)	$4,858,900	$1,889,900

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31,	December 31,
	2020	2019

Revenues:
Software licenses	853,300	952,600
Software service fees	2,474,500	2,483,600
Other	316,200	93,900
Total Revenue	3,644,000	3,530,100

Cost of Revenue:
Software service costs	52,700	52,700
Software product costs	102,300	97,100
Total cost of revenue	155,000	149,800

Gross profit	$3,489,000	$3,380,300

Operating expenses:
Selling and marketing	509,300	442,400
General and administrative	900,500	864,700
Research and development	1,430,100	1,533,000
Total operating expenses	2,839,900	2,840,100

Income from operations	649,100	540,200

Other income:
Other income	44,600	14,100

Income before provision for income taxes	693,700	554,300
Provision for income taxes	-	-
Net income	$693,700	$554,300

Net income per share, basic	$0.05	$0.06
Net income per share, diluted	$0.05	$0.05

Weighted average number of common shares outstanding
Basic	13,874,699	9,821,177
Diluted	14,117,850	10,287,183

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	9,804,400	$1,000	$79,298,200	$(80,488,700)	$(1,189,500)
Contributed services	-	-	225,100	-	225,100
Cashless xercise of warrants	30,466	-	300	-	300
Other rounding	-	-	(100)	-	(100)
Net loss	-	-	-	554,300	554,300
Balance at December 31, 2019	9,834,866	$1,000	$79,523,500	$(79,934,400)	$(409,900)
Contributed services	-	-	112,400	-	112,400
Cashless exercise of warrants	229,141	-	-	-	-
Shares issued for accrued liabilities	120,000	-	39,600	-	39,600
Proceeds from rights offering	8,666,668	900	2,599,100	-	2,600,000
Issuance cost for rights offering	-	-	(119,400)	-	(119,400)
Net income	-	-	-	693,700	693,700
Balance at December 31, 2020	18,850,675	$1,900	$82,155,200	$(79,240,700)	$2,916,400

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2020	2019

Cash flows from operating activities
Net income	$693,700	$554,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	400
Contributed services	112,400	225,100
Changes in allowance for doubtful accounts	(1,400)	3,700

Changes in operating assets and liabilities:
Accounts receivable	(144,700)	(64,100)
Prepaid expenses and other current assets	10,500	20,000
Accounts payable	(20,900)	(46,800)
Accrued expenses	15,600	(15,600)
Accrued wages	5,200	(9,400)
Deposit liability	-	(12,100)
Deferred revenue	(317,600)	(6,300)

Net cash provided by operating activities	352,800	649,200

Cash flows from financing activities
Proceeds from rights offering	2,600,000	-
Issuance cost for rights offering	(119,400)	-
Proceeds from exercise of warrants	-	300
Other rounding	-	(100)

Net cash provided by financing activities	2,480,600	200

Net change in cash	2,833,400	649,400
Cash, beginning of the year	1,541,900	892,500
Cash, end of the year	$4,375,300	$1,541,900

See accompanying notes to consolidated financial statements

hopTo Inc.

Notes to Consolidated Financial Statements

1. Organization

hopTo Inc., a Delaware corporation, through its wholly-owned subsidiary GraphOn Corporation (collectively, “we”, “us,” “our” or the “Company”) are developers of application publishing software which includes application virtualization software and cloud computing software for multiple computer operating systems including Windows, UNIX and several Linux-based variants.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Amounts could materially change in the future. These estimates include the allowance for doubtful accounts and contributed services. While the Company believes that such estimates are fair, actual results could differ materially from those estimates.

Liquidity

The Company has incurred significant net losses since inception. As of December 31, 2020, we had working capital of $3,281,600, which includes deferred revenue of $1,084,900. Our ability to continue to generate net income and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all.

Revenue Recognition

The Company markets and licenses its products indirectly through channel distributors, value-added resellers, independent software vendors (“ISVs”), hosting service providers, corporate enterprises, governmental and educational institutions and others. Our product licenses are perpetual. We also separately sell intellectual property licenses, maintenance contracts, which are comprised of license updates and customer service access, as well as other products and services.

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

For the years ended December 31, 2020 and 2019, revenue recognition was determined by

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of December 31, 2020 or 2019.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of December 31, 2020 and 2019, the allowance for doubtful accounts totaled $5,900 and $7,300, respectively.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during the years ended December 31, 2020 or 2019.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to seven years. All of our existing property and equipment are fully depreciated.

Software Development Costs

Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company did not capitalize any software development costs during 2020 or 2019. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2020, the Company had approximately $4,125,300 of cash with financial institutions in excess of FDIC insurance limits.

For the year ended December 31, 2020, we had one reseller that represented more than 14.5% of sales and one reseller that represented 44.7% of accounts receivable. For the year ended December 31, 2019, we had two resellers that represented 14.0% and 14.3% of sales, respectively and one reseller that represented 17.9% of accounts receivable. For the purposes of this description, “sales” refers to the dollar value of orders received from these customers and partners in the period indicated. The sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees. The loss of one of these resellers would not have a material impact as the Company could take over the end customer relationship.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of December 31, 2020 and 2019, representing 248,216 and 481,335 outstanding in-the-money warrants respectively, were included in the computation of diluted net income (loss) per share using the Treasury Stock Method. During the year ended December 31, 2020 and 2019, the Company had total common stock equivalents of 93,076 and 106,077 shares, respectively, which excluded from the computation of net income per share because they are anti-dilutive.

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

The fair value of the Company’s warrants are determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

●	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

●	Level 2: Defined as observable inputs other than quoted prices included in Level 1. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3: Defined as unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

We do not have level 2 and 3 liabilities or assets.

3. Accrued Expenses

Accrued expenses as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
Consulting services	$6,200	$2,000
Board of director fees	46,000	85,600
Legal fees	3,100	6,400
Reimbursements	20,300	-
Other	6,400	12,000
	$82,000	$106,000

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

All options granted under the 12 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The maximum term of options issued under the 12 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 12 Plan will terminate no later than November 7, 2022. As of December 31, 2020, 411,593 shares of common stock remained available for issuance under the 12 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2020 and 2019.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2018	117,675	$2.57	2.28
Granted	-
Forfeited/cancelled	(11,598)
Outstanding at December 31, 2019	106,077	$2.77	1.53
Granted	-
Forfeited/cancelled	(13,001)
Exercised	-
Outstanding at December 31, 2020	93,076	$3.03	0.74

Vested and expected to vest at December 31, 2020	93,076	$3.03	0.74

Exercisable at December 31, 2020	93,076	$3.03	0.74

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2020.

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$0.75 - 1.00	14,526	0.03	$0.75	14,526	$0.75
1.79 - 4.00	63,684	0.87	3.21	63,684	3.21
4.20 - 6.68	14,866	0.89	4.46	14,866	4.46
	93,076			93,076

Warrants

During the year ended December 31, 2020, the Company issued 233,119 shares of common stock for the exercise of 233,119 warrants. During the year ended December 31, 2019, the Company issued 30,466 shares of common stock for the exercise of 30,466 warrants. As of December 31, 2020, and 2019, the Company had 248,216 and 481,335 warrants outstanding, respectively. The warrants outstanding at December 31, 2020 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

Rights Offering

See Note 8.

The following summarized changes in the number of warrants outstanding for the year ended December 31, 2020 and 2019.

Warrants

Outstanding at December 31, 2018	622,912
Granted	-
Forfeited/cancelled	(111,111)
Exercised	(30,466)
Outstanding at December 31, 2019	481,335
Exercised	(233,119)
Outstanding at December 31, 2020	248,216

5. Sales by Geographical Location

Revenue by country for the year ended December 31, 2020 and 2019 was as follows.

	For the Year Ended
	December 31, 2020	December 31, 2019
Revenue by Country
United States	$1,276,700	$1,133,400
Brazil	1,117,300	580,800
Japan	338,300	410,000
The Netherlands	307,700	445,100
Other Countries	604,000	960,800
Total	$3,644,000	$3,530,100

6. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 consisted of the following:

	2020	2019
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$—	$—

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 21% for the years ended December 31, 2020 and 2019, respectively:

	2020	2019
Federal income tax (benefit) at statutory rate	$145,700	$116,400
State income tax (benefit) at statutory rate	16,400	13,900
SBC – NQ cancellations	(2,700)	(2,700)
Change in valuation allowance	(2,763,100)	(284,900)
Meals and entertainment (50%)	200	1,000
Adjustments and NOL expirations	2,603,500	103,400
Contributed services	—	52,900
Other items	—	—
Provision (benefit) for income tax	$—	$—

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2020 and 2019:

	2020	2019
Net operating loss carryforwards	$11,031,900	$13,702,300
Tax credit carryforwards	977,500	977,500
Compensation expense – non-qualified stock options	65,800	69,000
Deferred revenue and maintenance service contracts	343,100	419,800
Depreciation, amortization, and capitalized software	—	—
Reserves and other	53,300	58,200
Total deferred tax assets	12,471,600	15,226,800
Deferred tax liability – depreciation, amortization and capitalized software	—	—
Net deferred tax asset	12,471,600	15,226,800
Valuation allowance	(12,471,600)	(15,226,800)
Net deferred tax asset	$—	$—

For financial reporting purposes, with the exception of the years ended December 31, 2020 and 2019, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2020 and 2019. The net change in the valuation allowance was decreased by $2,755,000 and $276,000 for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, the Company had approximately $50.3 million of federal net operating loss carryforwards and approximately $6.8 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carryforwards began to expire in 2021 and the California state loss carry forwards begin to expire in 2028. Under the Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period.

At December 31, 2020, the Company had approximately $1.0 million of federal research and development tax credits that began to expire in 2018.

7. Commitments and Contingencies

Leases

Our headquarters in Concord, NH is a month-to-month rent basis, requiring a six-month notice from the lessor to terminate. Rent on the corporate headquarters continues at $4,000 per month. Rent expense aggregated approximately $48,000 for both years ended December 31, 2020 and 2019.

Contingencies

Under its Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2020.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2020.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will operate substantially as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties and has no liabilities recorded for these agreements as of December 31, 2020.

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the years ended December 31, 2020 and 2019, the Company contributed a total of $16,000 and $14,100, respectively.

8. Related Party Transactions

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

Mr. Skeels has served as the Company’s Chief Executive Officer and Interim Chief Financial Officer since September 2018, however, previously did not receive a salary or other forms of compensation. During the years ended December 31, 2020 and 2019, the Company recorded an expense and contributed capital of approximately $112,400, and $225,100, respectively for contributed services based on the estimated market rate for these services.

Mr. Skeels controls an entity named Novelty Capital Partners LP that is a significant shareholder in the Company. On January 31, 2020, we entered into the Backstop Agreement (the “Backstop Agreement”) with a consortium of accredited investors, including all of our directors and led by Novelty Capital Partners LP, pursuant to which such investors agreed to purchase in a private placement, at $0.30 per share, up to 2.41 million of shares of our common stock. The consummation of the investment pursuant to the Backstop Agreement was conditioned on the closing of our subscription rights offering to all of our stockholders (the “Rights Offering”). The Rights Offering expired on March 31, 2020, and we consummated the Backstop Agreement transactions on August 13, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

hopTo has adopted a Code of Ethics that applies to all its employees, including its Chief Executive Officer and its Chief Financial Officer. hopTo will provide a copy of its Code of Ethics to any person without charge upon written request to:

hopTo, Inc..

6 Loudon Road, Suite 200

Concord, NH 03301

Attn: Chief Executive Officer

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

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

hopTo Inc.

March 31, 2021	By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathon R. Skeels	Chief Executive Officer, Interim Chief Financial Officer	March 31, 2021
Jonathon R. Skeels	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Jean-Louis Casabonne	Director	March 31, 2021
Jean-Louis Casabonne

/s/ Richard S. Chernicoff	Director	March 31, 2021
Richard S. Chernicoff

/s/ Thomas C. Stewart	Director	March 31, 2021
Thomas C. Steward

