Form 10-Q
period 2021-03-31
hopTo Inc.
filed 2021-05-17
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 17, 2021, there were issued and outstanding 18,850,675 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$4,392,800	$4,375,300
Marketable securities	256,800
Accounts receivable, net	557,000	417,300
Prepaid expenses and other current assets	70,800	48,500
Total current assets	5,277,400	4,841,100

Property and equipment, net	3,200	-
Other assets	17,800	17,800
Total assets	$5,298,400	$4,858,900

Liabilities and Stockholders Equity

Current liabilities
Accounts payable	$242,500	$251,000
Accrued expenses	68,900	82,000
Accrued wages	145,500	141,600
Deferred revenue	1,150,400	1,084,900
Total current liabilities	1,607,300	1,559,500
Long-term liabilities
Deferred revenue	395,500	383,000
Total liabilities	2,002,800	1,942,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2021 or December 31, 2020	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,850,675 shares issued and outstanding for both periods ending March 31, 2021 and December 31, 2020	1,900	1,900
Additional paid-in capital	82,155,200	82,155,200
Accumulated deficit	(78,861,500)	(79,240,700)
Total stockholders’ equity	3,295,600	2,916,400
Total liabilities and stockholders’ equity	$5,298,400	$4,858,900

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenues:
Software licenses	$199,400	$276,300
Software service fees	639,300	546,700
Other	21,500	21,600
Total revenue	860,200	844,600

Cost of revenue:
Software service costs	13,500	13,200
Software product costs	30,700	24,900
Total cost of revenue	44,200	38,100

Gross profit	816,000	806,500

Operating expenses:
Selling and marketing	143,000	104,400
General and administrative	214,700	229,000
Research and development	363,100	364,000
Total operating expenses	720,800	697,400

Income from operations	95,200	109,100

Other income:
Unrealized gain on marketable securities	14,200	-
Other income	269,800	-
Total Other Income	284,000	-

Income before provision for income taxes	379,200	109,100
Provision for income taxes	-	-
Net income	$379,200	$109,100

Net income per share, basic	$0.02	$0.01
Net income per share, diluted	$0.02	$0.01

Weighted average number of common shares outstanding
Basic	18,850,675	9,927,990
Diluted	19,093,609	10,399,698

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	9,834,866	$1,000	$79,523,500	$(79,934,400)	$(409,900)
Shares issued for settlement of accrued expenses	120,000		39,600	-	39,600
Contributed services	-	-	56,200	-	56,200
Net income	-	-	-	109,100	109,100
Balance at March 31, 2020	9,954,866	$1,000	$79,619,300	$(79,825,300)	$(205,000)

Balance at December 31, 2020	18,850,675	$1,900	$82,155,200	$(79,240,700)	$2,916,400
Net income	-	-	-	379,200	379,200
Balance at March 31, 2021	18,850,675	$1,900	$82,155,200	$(78,861,500)	$3,295,600

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$379,200	$109,100
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	200	-
Contributed services	-	56,200
Changes in allowance for doubtful accounts	5,900	5,600
Gain on sale of patents	(269,800)	-
Unrealized gain from marketable securities	(14,200)	-

Changes in operating assets and liabilities:
Accounts receivable	(145,600)	(131,100)
Prepaid expenses and other current assets	(22,300)	(134,200)
Accounts payable	(8,500)	(11,500)
Accrued expenses	(13,100)	54,600
Accrued wages	3,900	8,100
Deferred revenue	78,000	(31,700)

Net cash used in operating activities	(6,300)	(74,900)

Cash flows from investing activities
Purchase of marketable securities	(242,600)	-
Proceeds from sale of patents	269,800	-
Purchase of property and equipment	(3,400)	-
Net cash provided by investing activities	23,800	-

Net change in cash	17,500	(74,900)
Cash, beginning of the period	4,375,300	1,541,900
Cash, end of the period	$4,392,800	$1,467,000

Supplemental disclosure of non-cash investing and financing information:
Non-cash activities: shares issued for settlement of accrued expenses	$-	$39,600

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

The unaudited consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the SEC on March 31, 2021 (“2020 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2021 or any future period.

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

Services Revenue

The Company has maintenance contracts that entitle customers to support and certain updates to the product. Revenue from maintenance contracts is recognized ratably over the related contract period, which generally ranges from one to five years.

Subscription Revenue

The Company sells subscription licenses that provide the customer with the right to use the software, maintenance and support and certain updates to the product. Subscription licenses are delivered electronically by either the Company’s cloud licensing server or by sending a term license key to the customer to download the related software from the Company portal. Revenue from subscription licenses is recognized ratably over the related contract period, which generally ranges from one month to one year.

The Company’s product sales by geographic area are presented in Note 5.

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had cash equivalents of $257,500 primarily in money market account as of March 31, 2021 (unaudited) and had no such cash equivalents at December 31, 2020.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts totaled $11,800 and $5,900, respectively.

Concentration of Credit Risk

For the three months ended March 31, 2021 and three months ended March 31, 2020, the Company had two resellers comprising 13.0% and 10.6%, and two resellers comprising 12.8% and 10.8%, respectively, of total sales.

As of March 31, 2021 and December 31, 2020, the Company has two resellers comprising 28.4% and 22.3%, and two resellers comprising 25.7% and 18.9%, respectively, of net accounts receivable.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of March 31, 2021, representing 248,216 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method. During the three months ended March 31, 2021 and 2020, the Company had total common stock equivalents of 78,550 and 93,076, respectively, which were excluded from the computation of net income per share because they are anti-dilutive.

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

3. Property and Equipment

Property and equipment consisted of the following.

	March 31,	December 31,
	2021	2020
	(Unaudited)

Equipment	$157,700	$154,300
Furniture and fixtures	1,600	1,600

	159,300	155,900

Less: accumulated depreciation	(156,100)	(155,900)

	$3,200	$-

Depreciation expense amounted to $200 and $0 for the three months ended March 31, 2021 and 2020, respectively.

4. Stockholders’ Equity

Stock-Based Compensation Plans

The following summarizes the stock option activity for the three months ended March 31, 2021.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2020	93,076	$3.03	0.74
Granted	-
Forfeited/cancelled	(14,526)
Outstanding at March 31, 2021 (Unaudited)	78,550	$3.45	0.62

Vested and expected to vest
at March 31, 2021	78,550	$3.45	0.62

Exercisable at March 31, 2021	78,550	$3.45	0.62

The following table summarizes information about options outstanding and exercisable as of March 31, 2021.

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$2.00 - 4.00	63,684	0.62	$3.21	63,684	$3.21
4.20 - 6.68	14,866	0.65	4.46	14,866	4.46
	78,550			78,550

Shares of Common Stock Issued

During the three-month period ending March 31, 2021, the Company did not issue any shares of common stock. During the three-month period ending March 31, 2020, the Company issued a total of 120,000 shares of common stock to two former members of our board of directors that was previously committed to them and included in accrued expenses. The issuance of the 120,000 shares of common stock settles a total of $39,600 of accrued expenses that was included in the Company’s balance sheet.

Warrants

As of March 31, 2021 and December 31, 2020, the Company had 248,216 warrants outstanding. The warrants outstanding at March 31, 2021 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three months ended March 31, 2021 and 2020 was as follows.

	Three Months Ended
	2021	2020
Revenue by Country
United States	$273,700	$312,600
Brazil	153,600	164,900
Japan	124,500	70,300
Other Countries	308,400	296,800
Total	$860,200	$844,600

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the three months ended March 31, 2021 and 2020, the Company contributed a total of $12,200 and $9,500, respectively.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements”. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our expectations regarding future results of operations or financial position (including those described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	the success of products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;
●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; customer demand is based on many factors out of our control;
●	as a result of the new revenue recognition standards, if any significant end user customer or reseller substantially changes its order level, or fails to order during the reporting period, whether the order is placed directly with us or through one of our non-stocking resellers, our software licenses revenue could be materially impacted; and
●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, and in other documents we have filed with the SEC.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time when we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2020 10-K Report and Note 2 to our unaudited consolidated financial Statements included under Item 1 – Financial Statements in this Form 10-Q.

Results of Operations for the Three-Month Periods Ended March 31, 2021 and 2020

The following are the results of our operations for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

	For the Three Months Ended
	March 31,	March 31,
	2021	2020	$ Change
	(Unaudited)	(Unaudited)

Revenues	$860,200	$844,600	$15,600
Cost of revenues	44,200	38,100	6,100
Gross profit	816,000	806,500	9,500

Operating expenses:
Selling and marketing	143,000	104,400	38,600
General and administrative	214,700	229,000	(14,300)
Research and development	363,100	364,000	(900)
Total operating expenses	720,800	697,400	23,400

Income from operations	95,200	109,100	(13,900)

Other income:
Unrealized gain on marketable securities	14,200	-	14,200
Other income	269,800	-	269,800
Total other income	284,000	-	284,000

Income before provision for income taxes	379,200	109,100	270,100
Provision for income taxes	-	-	-
Net income	$379,200	$109,100	$270,100

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

Software Licenses

Windows software licenses revenue decreased by $56,000 or 23.5% to $181,900 during the three months ended March 31, 2021, from $237,900 for the same period in 2020. The decrease was due to lower license orders following elevated license order activity in the prior year period related to the onset of the COVID-19 pandemic.

Software licenses revenue from our UNIX/Linux products decreased by $20,900 or 54.4% to $17,500 for the three months ended March 31, 2021 from $38,400 for the same periods of 2020. The decrease was primarily due to lower revenue from stocking and standard order licenses.

Software Service Fees

Service fees attributable to our Windows product service increased by $108,600 or 22.5% to $590,200 during three months ended March 31, 2021, from $481,600 for the same period in 2020. The increase was due to an increase in maintenance renewals from existing customers and higher subscription license orders.

Service fees revenue attributable to our UNIX products decreased by $16,000 or 24.6% to $49,100 during the three months ended March 31, 2021, from $65,100 for the same period in 2020. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of a long-term maintenance contract.

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

Cost of revenue for the three months ended March 31, 2021 increased by $6,100, or 16.0%, to $44,200 for the three months ended March 31, 2021 from $38,100 for the same period in 2020. Cost of revenue 5.1% and 4.5% of total revenue for the three months ended March 31, 2021 and 2020, respectively. The increase was due to import tax withholdings associated with higher revenue from Brazil resellers for the three-month period ended March 31, 2021.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $38,600, or 37.0%, to $143,000 for the three months ended March 31, 2021 from $104,400 for the same period in 2020. Selling and marketing expenses represented approximately 16.6% and 12.4% of total revenue for the three months ended March 2021 and 2020, respectively. The increase in selling and marketing expenses was due to higher consulting services.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, legal, accounting, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses decreased by $14,300, or 6.2%, to $214,700 for the three months ended March 31, 2021 from $104,400 for the same period in 2020. General and administrative expenses represented approximately 25.0% and 27.1% of total revenue for the three months ended March 31, 2021 and 2020, respectively.

The decrease in general and administrative expense was due to a reduction in accounting fees and consulting related fees.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $900, or 0.2% to $363,100 for the three months ended March 31, 2021 from $364,000 for the same period in 2020. This represented approximately 42.2% and 43.1% of total revenue for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $4,392,800 and a working capital position of $3,670,100 as compared to cash of $4,375,300 and a working capital position of 3,281,600 at December 31, 2020. The increase in cash as of March 31, 2021 was primarily the result of cash provided by operations during the period.

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Cash flows used in operating activities	$(6,300)	$(74,900)
Cash flows provided by investing activities	$23,800	$-
Cash flows provided by financing activities	$-	$-

Net cash flows used by operating activities for the three months ended March 31, 2021 and for the same periods ended March 31,2020 amounted to $6,300 and $74,900, respectively. The increase in cash flows provided by operating activities is primarily the result of a decrease in prepaid expenses and increase in deferred revenue offset by elimination of contributed services compared to the prior year period.

Net cash flows provided by investing activities for the three months ended March 31, 2021 amount to $23,800 due to net cash receipt from sale of patents, offset by purchase of marketable securities investments and property equipment. The Company had no cash related to investing activities for the same periods of prior year. The Company had no cash flows related to financing activities for the three months ended March 31, 2021 or 2020.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 31, 2021.

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

None.

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

hopTo Inc.
(Registrant)

Date:	May 17, 2021

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

