Form 10-Q
period 2021-06-30
hopTo Inc.
filed 2021-08-16
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2021, there were issued and outstanding 18,850,675 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$4,483,400	$4,375,300
Marketable securities	317,200	-
Accounts receivable, net	466,700	417,300
Prepaid expenses and other current assets	136,000	48,500
Total current assets	5,403,300	4,841,100

Property and equipment, net	2,900	-
Other assets	17,800	17,800
Total assets	$5,424,000	$4,858,900

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$248,600	$251,000
Accrued expenses	64,400	82,000
Accrued wages	143,500	141,600
Deferred revenue	1,180,200	1,084,900
Total current liabilities	1,636,700	1,559,500
Long-term liabilities
Deferred revenue	343,000	383,000
Total liabilities	1,979,700	1,942,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2021 or December 31, 2020	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,850,675 shares issued and outstanding for both periods ending June 30, 2021 and December 31, 2020	1,900	1,900
Additional paid-in capital	82,155,200	82,155,200
Accumulated deficit	(78,712,800)	(79,240,700)
Total stockholders’ equity	3,444,300	2,916,400
Total liabilities and stockholders’ equity	$5,424,000	$4,858,900

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenues:
Software licenses	$174,800	$175,500	$374,200	$451,800
Software service fees	702,700	639,200	1,342,000	1,185,900
Other	21,600	251,400	43,100	273,000
Total revenue	899,100	1,066,100	1,759,300	1,910,700

Cost of revenue:
Software service costs	13,500	13,100	27,000	26,300
Software product costs	32,100	24,300	62,800	49,200
Total cost of revenue	45,600	37,400	89,800	75,500
Gross profit	853,500	1,028,700	1,669,500	1,835,200
Operating expenses:
Selling and marketing	153,100	151,500	296,100	255,900
General and administrative	199,600	239,500	414,300	468,500
Research and development	364,500	356,900	727,600	720,900
Total operating expenses	717,200	747,900	1,438,000	1,445,300
Income from operations	136,300	280,800	231,500	389,900
Other income:
Unrealized gain in marketable securities	12,400	-	26,600	-
Other income	-	46,900	269,800	46,900
Income before provision for income taxes	148,700	327,700	527,900	436,800
Provision for income taxes	-	5,000	-	5,000
Net income	$148,700	$322,700	$527,900	$431,800

Net income per share, basic	$0.01	$0.03	$0.03	$0.04
Net income per share, diluted	$0.01	$0.03	$0.03	$0.04

Weighted average number of common shares outstanding
Basic	18,850,675	11,432,378	18,850,675	10,687,029
Diluted	19,092,981	11,903,890	19,093,375	11,158,540

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	9,834,866	$1,000	$79,523,500	$(79,934,400)	$(409,900)
Shares issued for settlement of accrued expenses	120,000	-	39,600	-	39,600
Contributed services	-	-	56,200	-	56,200
Net income	-	-	-	109,100	109,100
Balance at March 31, 2020 (unaudited)	9,954,866	$1,000	$79,619,300	$(79,825,300)	$(205,000)
Proceeds from rights offering	1,600,638	100	480,000	-	480,100
Issuance cost for rights offering	-	-	(119,400)	-	(119,400)
Contributed services	-	-	56,200	-	56,200
Net income	-	-	-	322,700	322,700
Balance at June 30, 2020 (unaudited)	11,555,504	$1,100	$80,036,100	$(79,502,600)	$534,600

Balance at December 31, 2020	18,850,675	$1,900	$82,155,200	$(79,240,700)	$2,916,400
Net income	-	-	-	379,200	379,200
Balance at March 31, 2021 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,861,500)	$3,295,600
Net income	-	-	-	148,700	148,700
Balance at June 30, 2021 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,712,800)	$3,444,300

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,	June 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$527,900	$431,800
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	500	-
Contributed services	-	112,400
Changes in allowance for doubtful accounts	5,600	(2,900)
Gain on sale of patents	(269,800)	-
Unrealized gain from marketable securities	(26,600)	-
Changes in operating assets and liabilities:
Accounts receivable	(55,000)	(43,200)
Prepaid expenses and other current assets	(87,500)	(168,700)
Accounts payable	(2,400)	(27,600)
Accrued expenses	(17,600)	270,300
Accrued wages	1,900	16,200
Deferred revenue	55,300	(174,500)
Net cash provided by operating activities	132,300	413,800
Cash flows from investing activities
Purchase of marketable securities	(290,600)	-
Proceeds from sale of patents	269,800	-
Purchase of property and equipment	(3,400)	-
Net cash used by investing activities	(24,200)	-

Cash flows from financing activities
Proceeds from rights offering	-	480,100
Issuance cost for rights offering	-	(63,100)
Net cash provided by financing activities	-	417,000

Net change in cash	108,100	830,800
Cash, beginning of the period	4,375,300	1,541,900
Cash, end of the period	$4,483,400	$2,372,700
Supplemental disclosure of cash flow information:
Income taxes paid	$-	$5,000

Supplemental disclosure of non-cash investing and financing information:
Non-cash financing activities: shares issued for settlement of accrued expenses	$-	$39,600
Issuance of cost for rights offering included in accounts payable and accrued expenses	$-	$56,300

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had cash equivalents of $317,200 primarily in money market account as of June 30, 2021 (unaudited) and had no such cash equivalents at December 31, 2020.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts totaled $11,500 and $5,900, respectively.

Concentration of Credit Risk

For the six months ended June 30, 2021, the Company had two resellers comprising 11.2% and 10.2% of total sales. For the six months ended June 30, 2020, the Company had one reseller comprising 11.1% of total sales.

As of June 30, 2021 and December 31, 2020, the Company has two resellers comprising 24.9% and 18.0%, and two resellers comprising 25.7% and 18.9%, respectively, of net accounts receivable.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of June 30, 2021, representing 248,216 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method. During the three and six months ended June 30, 2021 and 2020, the Company had total common stock equivalents of 78,550 and 93,076, respectively, which were excluded from the computation of net income per share because they are anti-dilutive.

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

3. Property and Equipment

Property and equipment consisted of the following.

	June 31,	December 31,
	2021	2020
	(Unaudited)

Equipment	$157,700	$154,300
Furniture and fixtures	1,600	1,600

	159,300	155,900

Less: accumulated depreciation	(156,400)	(155,900)

	$2,900	$-

Depreciation expense amounted to $500 and $0, respectively for the six months ended June 30, 2021 and 2020.

4. Stockholders’ Equity

Stock-Based Compensation Plans

The following summarizes the stock option activity for the six months ended June 30, 2021.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2020	93,076	$3.03	0.74
Granted	-
Forfeited/cancelled	(14,526)
Outstanding at June 30, 2021	78,550	$3.45	0.38

Vested and expected to vest at June 30, 2021	78,550	$3.45	0.38

Exercisable at June 30, 2021	78,550	$3.45	0.38

The following table summarizes information about options outstanding and exercisable as of June 30, 2021.

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$ 2.00 - 4.00	63,684	0.37	$3.21	63,684	$3.21
4.20 - 6.68	14,866	0.40	4.46	14,866	4.46
	78,550			78,550

Shares of Common Stock Issued

During the three and six-month periods ending June 30, 2021, the Company did not issue any shares of common stock. During the three and six -month period ending June 30, 2020, respectively, the Company issued a 0 and 120,000 shares of common stocks. The issuance of the common stock was for the two former members of our board of directors that was previously committed to them and included in accrued expenses. The issuance of the 120,000 shares of common stock settles a total of $39,600 of accrued expenses that was included in the Company’s balance sheet.

Warrants

As of June 30, 2021 and December 31, 2020, the Company had 248,216 warrants outstanding. The warrants outstanding at June 30, 2021 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three and six months ended June 30, 2021 and 2020 was as follows.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue by Country
United States	$364,700	$301,600	$712,200	$614,200
Brazil	174,600	417,800	348,600	583,400
Japan	115,800	95,600	232,200	165,900
Other Countries	244,000	251,100	466,300	547,200
Total	899,100	1,066,100	1,759,300	1,910,700

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions During the three months ended June 30, 2021 and 2020, the Company contributed a total of $3,200 and $6,100, respectively. During the six months ended June 30, 2021 and 2020, the Company contributed a total of $15,400 and $15,600, respectively.

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

Results of Operations for the Three-Month Periods Ended June 30, 2021 and 2020

The following are the results of our operations for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

	For the Three Months Ended
	June 30,	June 30,
	2021	2020	$ Change
	(Unaudited)	(Unaudited)

Revenues	$899,100	$1,066,100	$(167,000)
Cost of revenues	45,600	37,400	8,200
Gross profit	853,500	1,028,700	(175,200)

Operating expenses:
Selling and marketing	153,100	151,500	1,600
General and administrative	199,600	239,500	(39,900)
Research and development	364,500	356,900	7,600
Total operating expenses	717,200	747,900	(30,700)

Income from operations	136,300	280,800	(144,500)

Other income:
Unrealized gain on marketable securities	12,400	-	12,400
Other income	-	46,900	(46,900)
	12,400	46,900	(34,500)
Income before provision for income taxes	148,700	327,700	(179,000)
Provision for income taxes	-	5,000	(5,000)
Net income	$148,700	$322,700	$(174,000)

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the three months ended June 30, 2021 and 2020.

	For the Three Months Ended
	June 30,	June 30,
	2021	2020	$ Change
Revenue
Software Licenses
Windows	$169,300	$159,000	$10,300
UNIX/Linux	5,500	16,500	(11,000)
Total	174,800	175,500	(700)

Software Service Fees
Windows	657,700	582,500	75,200
UNIX/Linux	45,000	56,700	(11,700)
Total	702,700	639,200	63,500

Other	21,600	251,400	(229,800)
	$899,100	$1,066,100	$(167,000)

Software Licenses

Windows software licenses revenue increased by $10,300 or 6.5% to $169,300 during the three months ended June 30, 2021, from $159,000 for the same period in 2020. The increase was due to higher standard order licenses in the period.

Software licenses revenue from our UNIX/Linux products decreased by $11,000 or 66.7% to $5,500 for the three months ended June 30, 2021 from $16,500 for the same periods of 2020. The decrease was primarily due to lower revenue standard order licenses.

Software Service Fees

Service fees attributable to our Windows product service increased by $75,200 or 12.9% to $657,700 during three months ended June 30, 2021, from $582,500 for the same period in 2020. The increase was primarily due to higher subscription license orders.

Service fees revenue attributable to our UNIX products decreased by $11,700 or 20.6% to $45,000 during the three months ended June 30, 2021, from $56,700 for the same period in 2020. The decrease was primarily the result of the expiration of a long-term maintenance contract.

Other

Other revenue consists of private labeling fees, professional services, and other non-recurring revenues. Other revenue decreased by $229,800 or 91.4% for the three months ended June 30, 2021, compared to the same period in 2020. The primary decrease was related to revenue recognized from a one-time, non-recurring a license agreement with an existing customer for the use of our license.

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

Cost of revenue for the three months ended June 30, 2021 increased by $8,200, or 21.9%, to $45,600 for the three months ended June 30, 2021 from $37,400 for the same period in 2020. Cost of revenue 5.1% and 3.5% of total revenue for the three months ended June 30, 2021 and 2020, respectively. The increase was due to import tax withholdings associated with higher revenue from Brazil resellers for the three-month period ended June 30, 2021.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $1,600, or 1.1%, to $153,100 for the three months ended June 30, 2021 from $151,500 for the same period in 2020. Selling and marketing expenses represented approximately 17.0% and 14.2% of total revenue for the three months ended June 30, 2021 and 2020, respectively. The increase in selling and marketing expenses was due to higher consulting services as we continue to expand our sales and marketing initiatives.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, legal, accounting, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses decreased by $39,900, or 16.7%, to $199,600 for the three months ended June 30, 2021 from $239,500 for the same period in 2020. General and administrative expenses represented approximately 22.2% and 22.5% of total revenue for the three months ended June 30, 2021 and 2020, respectively.

The decrease in general and administrative expense was due to no board member service fees being incurred versus the prior year, partially offset by higher legal fees and payroll related fees.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increase by $7,600, or 2.1% to $364,500 for the three months ended June 30, 2021 from $356,900 for the same period in 2020. This represented approximately 40.5% and 33.5% of total revenue for the three months ended June 30, 2021 and 2020, respectively.

Other Income

Other income decreased by $34,500 for the three months ended June 30, 2021, compare to the same periods in 2020. The decrease was primarily related to one-time, non-recurring license agreement with an existing customer for the use of our license for the prior year period, partially offset by the gain from marketable securities for the three months ended June 30,2021.

Results of Operations for the Six-Month Periods Ended June 30, 2021 and 2020

	For the Six Months Ended
	June 30,	June 30,
	2021	2020	$ Change
	(Unaudited)	(Unaudited)

Revenues	$1,759,300	$1,910,700	$(151,400)
Cost of revenues	89,800	75,500	14,300
Gross profit	1,669,500	1,835,200	(165,700)

Operating expenses:
Selling and marketing	296,100	255,900	40,200
General and administrative	414,300	468,500	(54,200)
Research and development	727,600	720,900	6,700
Total operating expenses	1,438,000	1,445,300	(7,300)

Income from operations	231,500	389,900	(158,400)

Other income:
Unrealized gain on marketable securities	26,600	-	26,600
Other income	269,800	46,900	222,900
	296,400	46,900	249,500
Income before provision for income taxes	527,900	436,800	91,100
Provision for income taxes	-	5,000	(5,000)
Net income	$527,900	$431,800	$96,100

Revenues

The following is a summary of our revenues by category for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended
	June 30,	June 30,
	2021	2020	$ Change
Revenue
Software Licenses
Windows	$351,200	$396,900	$(45,700)
UNIX/Linux	23,000	54,900	(31,900)
Total	374,200	451,800	(77,600)

Software Service Fees
Windows	1,247,900	1,064,100	183,800
UNIX/Linux	94,100	121,800	(27,700)
Total	1,342,000	1,185,900	156,100

Other	43,100	273,000	(229,900)
	$1,759,300	$1,910,700	$(151,400)

Software Licenses

Windows software licenses revenue decreased by $45,700 or 11.5% to $351,200 during the six months ended June 30, 2021, from $396,900 for the same period in 2020. The decrease for the six months ended June 30,2021 was due to lower license orders following elevated license order activity in the prior year period related to the onset of the COVID-19 pandemic.

Software licenses revenue from our UNIX/Linux products decreased by $31,900 or 58.1% to $23,000 for the six months ended June 30, 2021 from $54,900 for the same periods of 2020. The decrease was primarily due to lower revenue from lower stocking and standard order licenses.

Software Service Fees

Service fees attributable to our Windows product service increased by $183,800 or 17.3% to $1,247,900 during the six months ended June 30, 2021, from $1,064,100 for the same period in 2020. The increase was primarily due to revenue in Windows subscription license orders.

Service fees revenue attributable to our UNIX products decreased by $27,700 or 22.7% to $94,100 during the six months ended June 30, 2021, from $121,800 for the same period in 2020. The decrease was primarily the result of an expiration of certain long-term maintenance contracts.

Other

Other revenue consists of private labeling fees, professional services, and other non-recurring revenues. Other revenue decreased by $229,900 or 84.2% for the six months ended June 30, 2021, compared to the same period in 2020. The primary decrease was related to revenue recognized from a one-time, non-recurring a license agreement with an existing customer for the use of our license.

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

Cost of revenue for the six months ended June 30, 2021 increased by $14,300, or 18.9%, to $89,800 for the six months ended June 30, 2021 from $75,500 for the same period in 2021. Cost of revenue represented 5.1% and 4.0% of total revenue for the six months ended June 30, 2021 and 2020, respectively. The primarily increase was due to increase import tax withholdings associated with higher revenue from Brazil resellers for the six-month period ended June 30, 2021.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $40,200, or 15.7%, to $296,100 for the six months ended June 30, 2021 from $255,900 for the same period in 2020. Selling and marketing expenses represented approximately 16.8% and 13.4% of total revenue for the six months ended June 2021 and 2020, respectively. The increase in selling and marketing expenses was due to an increase in consulting services as we continue to expand our sales and marketing initiatives.

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

General and administrative expenses decreased by $54,200, or 11.6%, to $414,300 for the six months ended June 30, 2021 from $468,500 for the same period in 2020. General and administrative expenses represented approximately 23.5% and 24.5% of total revenue for the six months ended June 30, 2021 and 2020, respectively.

The decrease in general and administrative expense was due to no board member service fees being incurred versus the prior year, partially offset by higher legal and payroll related fees.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $6,700, or 0.9% to $727,600 for the six months ended June 30, 2021 from $720,900 for the same period in 2020. This represented approximately 41.4% and 37.7% of total revenue for the six months ended June 30, 2021 and 2020, respectively.

The increase in research and development expense was primarily due to an increase in benefit costs and consulting fees associated with a new release of our GO-Global product.

Other Income

Other income increased by $249,500 for the six months ended June 30, 2021, compare to the same periods in 2020 was primarily related the sale of certain patents and unrealized gain of marketable securities.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $4,403,300 and a working capital position of $3,766,600 as compared to cash of $4,375,300 and a working capital position of 3,281,600 at December 31, 2020. The increase in cash as of June 30, 2021 was primarily the result of cash provided by operations during the period.

We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this quarterly report on Form 10-Q.

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended
	June 30,	June 30,
	2021	2020
Cash flows used in operating activities	$132,300	$413,800
Cash flows used by investing activities	$(24,200)	$-
Cash flows provided by financing activities	$-	$417,000

Net cash flows provided by operating activities for the six months ended June 30, 2021 amounted to $132,300, compared to cash flows provided by operating activities of $431,800 for the six months ended June 30, 2020. The decrease in cash flows provided by operating activities is primarily due the elimination of contributed services and gain on sale of patents, offset by to the result of higher net income related to a one-time settlement income from a particular during the prior year for the same periods.

Net cash flows used by investing activities for the six months ended June 30, 2021 amount to $24,200 due to net, purchase of marketable securities investments and property equipment, offset by cash receipt from sale of patents. The Company had no cash related to investing activities for the same periods of prior year.

We did not have cash flow from financing activities for the six months ended June 30,2021. Net cash provided by financing activities for the six months ended June 30, 2020 amounted to $417,000. We received gross proceeds of $480,100 from the Rights Offering and paid $63,100 of issuance cost for the six months ended June 30, 2020.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

hopTo Inc.
(Registrant)

Date:	August 16, 2021

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

