Form 10-Q
period 2021-09-30
hopTo Inc.
filed 2021-11-15
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

Commission File Number: 0-21683

hopTo Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3899021
(State of incorporation)	(IRS Employer Identification No.)

189 North Main Street, Suite 102

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

As of November 15, 2021, there were issued and outstanding 18,850,675 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2021	2020

Assets

Current assets
Cash and cash equivalents	$4,560,000	$4,375,300
Marketable securities	463,900
Accounts receivable, net	456,900	417,300
Prepaid expenses and other current assets	47,300	48,500
Total current assets	5,528,100	4,841,100

Property and equipment, net	2,600	-
Other assets	17,800	17,800
Total assets	$5,548,500	$4,858,900

Liabilities and Stockholders Equity

Current liabilities
Accounts payable	$218,300	$251,000
Accrued expenses	59,900	82,000
Accrued wages	135,900	141,600
Deferred revenue	989,700	1,084,900
Total current liabilities	1,403,800	1,559,500
Long-term liabilities
Deferred revenue	339,000	383,000
Total liabilities	1,742,800	1,942,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2021 or December 31, 2020	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,850,675 shares issued and outstanding for both periods ending September 30, 2021 and December 31, 2020	1,900	1,900
Additional paid-in capital	82,155,200	82,155,200
Accumulated deficit	(78,351,400)	(79,240,700)
Total stockholders’ equity	3,805,700	2,916,400
Total liabilities and stockholders’ equity	$5,548,500	$4,858,900

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues:
Software licenses	$167,600	$233,400	$541,800	$685,200
Software service fees	730,100	639,600	2,072,100	1,825,500
Other	21,700	21,600	64,800	294,600
Total revenue	919,400	894,600	2,678,700	2,805,300

Cost of revenue:
Software service costs	13,500	13,200	40,500	39,500
Software product costs	22,600	29,300	85,300	78,500
Total cost of revenue	36,100	42,500	125,800	118,000

Gross profit	883,300	852,100	2,552,900	2,687,300

Operating expenses:
Selling and marketing	152,000	140,300	448,100	396,200
General and administrative	162,400	196,100	576,800	664,600
Research and development	354,300	355,700	1,081,900	1,076,600
Total operating expenses	668,700	692,100	2,106,800	2,137,400

Income from operations	214,600	160,000	446,100	549,900

Other income:
Unrealized gain in marketable securities	146,800	-	173,400	-
Other income	-	-	269,800	46,900

Income before provision for income taxes	361,400	160,000	889,300	596,800
Provision for income taxes	-	2,500	-	7,500
Net income	$361,400	$157,500	$889,300	$589,300

Net income per share, basic	$0.02	$0.01	$0.05	$0.05
Net income per share, diluted	$0.02	$0.01	$0.05	$0.05

Weighted average number of common shares outstanding
Basic	18,850,675	15,242,128	18,850,675	12,216,478
Diluted	19,092,182	15,713,640	19,092,981	12,687,990

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	9,834,866	$1,000	$79,523,500	$(79,934,400)	$(409,900)
Shares issued for settlement of accrued expenses	120,000	-	39,600	-	39,600
Contributed services	-	-	56,200	-	56,200
Net income	-	-	-	109,100	109,100
Balance at March 31, 2020 (unaudited)	9,954,866	$1,000	$79,619,300	$(79,825,300)	$(205,000)
Proceeds from rights offering	1,600,638	100	480,000	-	480,100
Issuance cost for rights offering	-	-	(119,400)	-	(119,400)
Contributed services	-	-	56,200	-	56,200
Net income	-	-	-	322,700	322,700
Balance at June 30, 2020 (unaudited)	11,555,504	$1,100	$80,036,100	$(79,502,600)	$534,600
Proceeds from rights offering	7,066,030	800	2,119,100	-	2,119,900
Net income	-	-	-	157,500	157,500
Balance at September 30, 2020	18,621,534	$1,900	$82,155,200	$(79,345,100)	$2,812,000

Balance at December 31, 2020	18,850,675	$1,900	$82,155,200	$(79,240,700)	$2,916,400
Net income	-	-	-	379,200	379,200
Balance at March 31, 2021 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,861,500)	$3,295,600
Net income	-	-	-	148,700	148,700
Balance at June 30, 2021 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,712,800)	$3,444,300
Net income	-	-	-	361,400	361,400
Balance at September 30, 2021 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,351,400)	$3,805,700

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,	September 30,
	2021	2020
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$889,300	$589,300
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	800	-
Contributed services	-	112,400
Changes in allowance for doubtful accounts	5,400	1,600
Gain on sale of patents	(269,800)	-
Unrealized gain from marketable securities	(173,400)	-

Changes in operating assets and liabilities:
Accounts receivable	(45,000)	(126,400)
Prepaid expenses and other current assets	1,200	11,400
Accounts payable and accrued expenses	(60,500)	(7,800)
Deferred revenue	(139,200)	(354,500)
Net cash provided by operating activities	208,800	226,000

Cash flows from investing activities
Purchase of marketable securities	(290,500)	-
Proceeds from sale of patents	269,800	-
Purchase of property and equipment	(3,400)	-
Net cash used by investing activities	(24,100)	-

Cash flows from financing activities
Proceeds from rights offering	-	2,599,800
Issuance cost for rights offering	-	(119,400)
Net cash provided by financing activities	-	2,480,400

Net change in cash	184,700	2,706,400
Cash, beginning of the period	4,375,300	1,541,900
Cash, end of the period	$4,560,000	$4,248,300

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$7,500

Supplemental disclosure of non-cash investing and financing information:
Non-cash financing activities: shares issued for settlement of accrued expenses	$-	$39,600

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

The Company sells a family of products under the brand name GO-Global, which is a software application publishing business and is the Company’s sole revenue source at this time. GO-Global is an application access solution for use and/or resale by independent software vendors, hosting service providers, corporate enterprises, governmental and educational institutions, and others, who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had cash equivalents of $463,900 primarily in marketable securities as of September 30, 2021 (unaudited) and had no such cash equivalents at December 31, 2020.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of September 30, 2021 and December 31, 2020, the allowance for doubtful accounts totaled $11,300 and $5,900, respectively.

Concentration of Credit Risk

For the three months ended September 30, 2021, the Company had three resellers comprising 24.5%,14.6%, and 13.5% of total sales. For the same periods ended September 30, 2020, the Company had three resellers comprising 15.9%, 13.6%, and 10.0% of total sales, and one direct customer representing 15.4% of total sales,

For the nine months ended September 30, 2021, the Company had three resellers comprising 13.5%, 12.1%, and 10.2% of total sales. For the same periods ended September 30, 2020, the Company had two resellers comprising 11.9% and 10.3% of total sales

As of September 30, 2021 and December 31, 2020, the Company has four resellers comprising 27.4%,18.2%, 12.8%, and 11.7%, and two resellers comprising 25.7% and 18.9%, respectively, of net accounts receivable.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted income per share reflects per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of September 30, 2021, representing 242,306 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method. During the three and nine months ended September 30, 2021 and 2020, the Company had total common stock equivalents of 65,217 and 93,076, respectively, which were excluded from the computation of net income per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due to the nature of the accounts and marketable securities.

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

3. Property and Equipment

Property and equipment consisted of the following.

	September 30,	December 31,
	2021	2020
	(Unaudited)

Equipment	$157,700	$154,300
Furniture and fixtures	1,600	1,600

	159,300	155,900

Less: accumulated depreciation	(156,700)	(155,900)

	$2,600	$-

Depreciation expense amounted to $800 and $0, respectively for the nine months ended September 30, 2021 and 2020.

4. Stockholders’ Equity

Stock-Based Compensation Plans

The following summarizes the stock option activity for the nine months ended September 30, 2021.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2020	93,076	$3.03	0.74
Granted	-
Forfeited/cancelled	(27,859)
Outstanding at September 30, 2021	65,217	$3.29	0.16

Vested and expected to vest at September 30, 2021	65,217	$3.29	0.16

Exercisable at September 30, 2021	65,217	$3.29	0.16

The following table summarizes information about options outstanding and exercisable as of September 30, 2021.

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$2.00 - 4.00	63,684	0.12	$2.71	63,684	$2.71
4.20 - 6.68	1,533	1.94	6.68	1,533	6.68
	65,217			65,217

Shares of Common Stock Issued

During the three and nine-month periods ending September 30, 2021, the Company did not issue any shares of common stock. During the three-month period ending September 30,2020, the Company issued a total of 7,066,030 shares of common stock. During the nine -month period ending September 30, 2020, the Company did issued a total of 8,786,667 shares of common stock and 120,000 shares of common stock were to two former members of our board of directors. The issuance of the 120,000 shares of common stock settles a total of $39,600 of accrued expenses that was included in the Company’s balance sheet.

Warrants

As of September 30, 2021 and December 31, 2020, the Company had 248,216 warrants outstanding. The warrants outstanding at September 30, 2021 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three and nine months ended September 30, 2021 and 2020 was as follows.

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Revenue by Country
United States	$379,300	$261,000	$1,091,500	$875,500
Brazil	174,600	358,100	600,200	951,600
Japan	115,800	104,900	298,700	270,800
Other Countries	249,700	170,600	688,300	707,400
Total	$919,400	$894,600	2,678,700	2,805,300

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions During the three months ended September 30, 2021 and 2020, the Company contributed a total of $600 and $2,200, respectively. During the nine months ended September 30, 2021 and 2020, the Company contributed a total of $18,000 and $17,800, respectively.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements”. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our expectations regarding future results of operations or financial position (including those described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	the success of products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;
●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; customer demand is based on many factors out of our control;
●	as a result of the new revenue recognition standards, if any significant end user customer or reseller substantially changes its order level, or fails to order during the reporting period, our software licenses revenue could be materially impacted; and
●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, and in other documents we have filed with the SEC.

Statements included in this report are based upon information known to us as of the date that this report is filed with the SEC, and we assume no obligation to update or alter our forward-looking statements made in this report, whether as a result of new information, future events or otherwise, except as otherwise required by applicable federal securities laws.

Introduction

hopTo, Inc., through its wholly owned subsidiary GraphOn Corporation (collectively, “we”, “us,” “our” or the “Company”), is a developer of application publishing software which includes application virtualization software and cloud computing software for multiple computer operating systems including Windows, UNIX and several Linux-based variants. Our application publishing software solutions are sold under the brand name GO-Global, which is our sole revenue source. GO-Global is an application access solution for use by independent software vendors (“ISVs”), hosting service providers, corporate enterprises, governmental and educational institutions, and others who wish to take advantage of cross-platform remote access and Web-enabled access to their existing software applications, as well as those who are deploying secure, private cloud environments.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time when we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2020 Form 10-K Report Management’s Discussion ad Analysis of Operations and Note 2 to our unaudited consolidated financial Statements included under Item 1 – Financial Statements in this Form 10-Q.

Results of Operations for the Three-Month Periods Ended September 30, 2021 and 2020

The following are the results of our operations for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

	For the Three Months Ended
	September 30,	September 30,
	2021	2020	$ Change
	(Unaudited)	(Unaudited)

Revenues	$919,400	$894,600	$24,800
Cost of revenues	36,100	42,500	(6,400)
Gross profit	883,300	852,100	31,200

Operating expenses:
Selling and marketing	152,000	140,300	11,700
General and administrative	162,400	196,100	(33,700)
Research and development	354,300	355,700	(1,400)
Total operating expenses	668,700	692,100	(23,400)

Income from operations	214,600	160,000	54,600

Other income:
Unrealized gain on marketable securities	146,800	-	146,800
Other income	-	-	-
	146,800	-	146,800
Income before provision for income taxes	361,400	160,000	201,400
Provision for income taxes	-	2,500	(2,500)
Net income	$361,400	$157,500	$203,900

Revenues

Our software revenue is entirely related to our GO-Global product line, and historically has been primarily derived from product licensing fees and service fees from maintenance contracts. The majority of revenue has been earned, and continues to be earned, from a limited number of direct customers and through a limited number of resellers.

When a software license is sold directly to an end user by us, or by one of our resellers, revenue is recognized immediately upon delivery of the license key, assuming all other criteria for revenue recognition are met. Consequently, if any significant end user customer substantially changes its order level, or fails to order during the reporting period, our software licenses revenue could be materially impacted.

The following is a summary of our revenues by category for the three months ended September 30, 2021 and 2020.

	For the Three Months Ended
	September 30,	September 30,
	2021	2020	$ Change
Revenue
Software Licenses
Windows	$151,700	$188,800	$(37,100)
UNIX/Linux	15,900	44,600	(28,700)
Total	167,600	233,400	(65,800)

Software Service Fees
Windows	684,500	586,000	98,500
UNIX/Linux	45,600	53,600	(8,000)
Total	730,100	639,600	90,500

Other	21,700	21,600	100
	$919,400	$894,600	$24,800

Software Licenses

Windows software licenses revenue decreased by $37,100 or 19.7% to $151,700 during the three months ended September 30, 2021, from $188,800 for the same period in 2020. The decrease was due to lower revenue from standard order licenses in the period.

Software licenses revenue from our UNIX/Linux products decreased by $28,700 or 64.3% to $15,900 for the three months ended September 30, 2021 from $44,600 for the same periods of 2020. The decrease was primarily due to lower revenue standard order licenses.

Software Service Fees

Service fees attributable to our Windows product service increased by $98,500 or 16.8% to $684,500 during three months ended September 30, 2021, from $586,000 for the same period in 2020. The increase was primarily due to higher revenues from subscription license orders and an increase in revenue recognized from deferred maintenance.

Service fees revenue attributable to our UNIX products decreased by $8,000 or 14.9% to $45,600 during the three months ended September 30, 2021, from $53,600 for the same period in 2020. The decrease was primarily the result of the expiration of a long-term maintenance contract.

Other

Other revenue consists of private labeling fees, professional services, and other non-recurring revenues. Other revenue increased by $100 or 0.5% for the three months ended September 30, 2021, compared to the same period in 2020.

Cost of Revenues

Cost of revenue is comprised primarily of software service costs, which represent the costs of customer service. Also included in cost of revenue are software product costs and costs associated with licenses to third party software included in our product offerings, and the required import tax withholdings from Brazil resellers. We incur no significant shipping or packaging costs as virtually all of our deliveries are made via electronic means over the Internet.

Cost of revenue for the three months ended September 30, 2021 decreased by $6,400, or 15.1%, to $36,100 for the three months ended September 30, 2021 from $42,500 for the same period in 2020. Cost of revenue was 3.9% and 4.8% of total revenue for the three months ended September 30, 2021 and 2020, respectively. The decrease was due to import tax withholdings associated with lower revenue from Brazil resellers for the three-month period ended September 30, 2021.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $11,700, or 8.3%, to $152,000 for the three months ended September 30, 2021 from $140,300 for the same period in 2020. Selling and marketing expenses represented approximately 16.5% and 15.7% of total revenue for the three months ended September 30, 2021 and 2020, respectively. The increase in selling and marketing expenses was due to increased spending on sales and marketing related initiatives.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, legal, accounting, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses decreased by $33,700, or 17.2%, to $162,400 for the three months ended September 30, 2021 from $196,100 for the same period in 2020. General and administrative expenses represented approximately 17.7% and 21.9% of total revenue for the three months ended September 30, 2021 and 2020, respectively. The decrease in general and administrative expense was primarily due to lower legal fees and patent maintenance fees.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses decreased by $1,400, or 0.4% to $354,300for the three months ended September 30, 2021 from $355,700 for the same period in 2020. This represented approximately 38.5% and 39.8% of total revenue for the three months ended September 30, 2021 and 2020, respectively.

Other Income

Other income increased by $146,800 for the three months ended September 30, 2021, compared to the same periods in 2020. The increase was primarily related the unrealized gain from marketable securities for the three months ended September 30,2021.

Results of Operations for the Nine-Month Periods Ended September 30, 2021 and 2020

	For the Nine Months Ended
	September 30,	September 30,
	2021	2020	$ Change
	(Unaudited)	(Unaudited)

Revenues	$2,678,700	$2,805,300	$(126,600)
Cost of revenues	125,800	118,000	7,800
Gross profit	2,552,900	2,687,300	(134,400)

Operating expenses:
Selling and marketing	448,100	396,200	51,900
General and administrative	576,800	664,600	(87,800)
Research and development	1,081,900	1,076,600	5,300
Total operating expenses	2,106,800	2,137,400	(30,600)

Income from operations	446,100	549,900	(103,800)

Other income:
Unrealized gain on marketable securities	173,400	-	173,400
Other income	269,800	46,900	222,900
	443,200	46,900	396,300
Income before provision for income taxes	889,300	596,800	292,500
Provision for income taxes	-	7,500	(7,500)
Net income	$889,300	$589,300	$300,000

Revenues

The following is a summary of our revenues by category for the nine months ended September 30, 2021 and 2020.

	For the Nine Months Ended
	September 30,	September 30,
	2021	2020	$ Change
Revenue
Software Licenses
Windows	$502,900	$585,700	$(82,800)
UNIX/Linux	38,900	99,500	(60,600)
Total	541,800	685,200	(143,400)

Software Service Fees
Windows	1,932,400	1,650,100	282,300
UNIX/Linux	139,700	175,400	(35,700)
Total	2,072,100	1,825,500	246,600

Other	64,800	294,600	(229,800)
	$2,678,700	$2,805,300	$(126,600)

Software Licenses

Windows software licenses revenue decreased by $82,800 or 14.1% to $502,900 during the nine months ended September 30, 2021, from $585,700 for the same period in 2020. The decrease for the nine months ended September 30,2021 was due to lower revenue from standard license orders following elevated license order activity in the prior year period related to the onset of the COVID-19 pandemic.

Software licenses revenue from our UNIX/Linux products decreased by $60,600 or 60.9% to $38,900 for the nine months ended September 30, 2021 from $99,500 for the same periods of 2020. The decrease was primarily due to lower revenue from standard order licenses as we continue to focus primarily on our Windows products.

Software Service Fees

Service fees attributable to our Windows product service increased by $282,300 or 17.1% to $1,932,400 during the nine months ended September 30, 2021, from $1,650,100 for the same period in 2020. The increase was primarily due to higher revenue in Windows subscription license orders and higher revenue recognized deferred maintenance.

Service fees revenue attributable to our UNIX products decreased by $35,700 or 20.4% to $139,700 during the nine months ended September 30, 2021, from $175,400 for the same period in 2020. The decrease was primarily the result of an expiration of certain long-term maintenance contracts.

Other

Other revenue consists of private labeling fees, professional services, and other non-recurring revenues. Other revenue decreased by $229,800 or 78.0% for the nine months ended September 30, 2021, compared to the same period in 2020. The primary decrease was related to revenue recognized from a one-time, non-recurring a license agreement with an existing customer for the use of our license.

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

Cost of revenue for the nine months ended September 30, 2021 increased by $7,800, or 6.6%, to $125,800 for the nine months ended September 30, 2021 from $118,000 for the same period in 2020. Cost of revenue represented 4.7% and 4.2% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. The primarily increase was due to increase import tax withholdings associated with higher revenue from Brazil resellers for the nine-month period ended September 30, 2021.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $51,900, or 13.1%, to $448,100 for the nine months ended September 30, 2021 from $396,200 for the same period in 2020. Selling and marketing expenses represented approximately 16.7% and 14.1% of total revenue for the nine months ended September 2021 and 2020, respectively. The increase in selling and marketing expenses was due to an increase spend on sales and marketing initiatives.

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

General and administrative expenses decreased by $87,800, or 13.2%, to $576,800 for the nine months ended September 30, 2021 from $664,600 for the same period in 2020. General and administrative expenses represented approximately 21.5% and 23.7% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. The decrease in general and administrative expense was due to no board member service fees being incurred versus the prior year and lower patent maintenance fees, partially offset by higher corporate legal and payroll related fees.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $5,300, or 0.5% to $1,081,900 for the nine months ended September 30, 2021 from $1,076,600 for the same period in 2020. This represented approximately 40.4% and 38.4% of total revenue for the nine months ended September 30, 2021 and 2020, respectively.

Other Income

Other income increased by $396,300 for the nine months ended September 30, 2021, compare to the same periods in 2020 was primarily related the sale of certain patents and unrealized gain of marketable securities.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $4,560,000 and a working capital position of $4,124,300 as compared to cash of $4,375,300 and a working capital position of 3,281,600 at December 31, 2020. The increase in cash as of September 30, 2021 was primarily the result of cash provided by operations during the period.

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended September 30, 2021 and 2020.

	For the Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash flows provided by operating activities	$208,800	$226,000
Cash flows used by investing activities	$(24,100)	$-
Cash flows provided by financing activities	$-	$2,480,400

Net cash flows provided by operating activities for the nine months ended September 30, 2021 amounted to $208,800, compared to cash flows provided by operating activities of $226,000 for the nine months ended September 30, 2020. The decrease in cash flows provided by operating activities is primarily due the elimination of contributed services and gain on sale of patents and unrealized gain from marketable securities, lower in deferred revenue recognition, offset by to the result of higher net income related to a one-time settlement income from a particular during the prior year for the same periods.

Net cash flows used by investing activities for the nine months ended September 30, 2021 amount to $24,100 due to net, purchase of marketable securities investments and property equipment, offset by cash receipt from sale of patents. The Company had no cash related to investing activities for the same periods of prior year.

We did not have cash flow from financing activities for the nine months ended September 30,2021. Net cash provided by financing activities for the nine months ended September 30, 2020 amounted to $2,480,400. We received gross proceeds of $2,599,800 from the Rights Offering and paid $119,400 of issuance costs for the nine months ended September 30, 2020.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Mine Safety Disclosures

Not applicable

ITEM 5. Other Information

The Company anticipates it will undertake a 1-for-20 reverse stock split effective November 16, 2021. The financial statements and other sections included in this Form 10-Q have not been retrospectively adjusted to reflect for the reverse stock split.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description
31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.
(Registrant)

Date:	November 15, 2021

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

