Form 10-K
period 2021-12-31
hopTo Inc.
filed 2022-03-31
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission File Number: 0-21683

hopTo Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-3899021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

189 North Main St., Suite 102

Concord, New Hampshire 03301

(Address of principal executive offices)

(800) 472-7466

(408) 688-2674

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: HPTO

Securities registered pursuant to Section 12(g) of the Exchange Act: (1) Common Stock, $0.0001 par value; and (2) Preferred Stock Purchase Rights

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

☐ Large accelerated filer ☐ Accelerated filer ☒ Non-Accelerated filer ☒ Smaller reporting company

☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the Registrant’s common stock held by non-affiliates was $3,969,777.

As of March 31, 2022, there were outstanding 18,850,675 shares of the Registrant’s common stock.

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

Corporate Background

We are a Delaware corporation, founded in May 1996. Our headquarters are located at 189 Main St., Suite 102, Concord, NH 03301, and our phone number is 408-688-2674. We also have remote employees located in various states, as well as internationally in the United Kingdom. Our corporate Internet Website is http://www.hopTo.com. The information on our Website is not part of this Annual Report on Form 10-K.

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

For the year ended December 31, 2021, we had one reseller that represented more than 27.8% of sales and three resellers that represented 51.5%, 15.0%, and 11.9% of accounts receivable, respectively. For the year ended December 31, 2020, we had one reseller that represented more than 14.5% of sales and one reseller that represented 44.7% of accounts receivable. For the purposes of this description, “sales” refers to the dollar value of orders received from these customers and partners in the period indicated. The sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees.

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

Employees

As of March 31, 2022, we had a full-time equivalent of 12.5 total employees, including 2 in marketing, sales and support, 8.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 2 in administration and finance. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

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

We have experienced significant operating and net losses since we began operations. After years of losses, we had net income for 2020 of $693,700 and 2021 of $1,052,200; however, such improvement in our financial performance could reverse if our GO-Global business, our only source of revenue, declines or if we are unable to maintain control over our expenses. Income from each year was partially a result of unique one-time transactions that are not expecting to continue.

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

We have incurred significant net losses since our inception. As of December 31, 2021, we had an accumulated deficit of $78,188,500 and a working capital of $4,316,500. Our ability to continue to generate net profits and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks, some of which are described in this Annual Report on Form 10-K. As a small company, we have limited ability to deploy new revenue increasing opportunities, and limited flexibility to respond to unforeseen adverse developments, such as customer losses, adverse market developments or unanticipated expenses. Although our current operating plan does not call for the raising of new capital, if we need to raise new capital, our ability to do so is extremely limited given our small market capitalization and the limited volume in the trading of our common stock.

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

Sales of products within our GO-Global product families are likely to be our only source of revenue during 2022.

Sales of products within our GO-Global product families, and related enhancements, were our only source of revenue during 2021 and will continue to be our only source of revenue during 2022. The success, if any, of our new GO-Global releases may depend on a number of factors, including market acceptance of the new GO-Global releases and our ability to manage the risks associated with introducing such releases. Declines in demand for our GO-Global products could occur as a result of, among other factors:

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

In addition, our license revenues are impacted by fluctuations in OEM licensing activity from quarter to quarter, which may involve one-time orders from non-recurring customers, or customers who order infrequently. Our expense levels are based, in part, on expected future orders and sales; therefore, if orders and sales levels are below expectations, our operating results are likely to be materially adversely affected. Additionally, because significant portions of our expenses are fixed, a reduction in sales levels may disproportionately affect our net financial results. Also, we may reduce prices and/or increase spending in response to competition or to pursue new market opportunities. Because of these factors, our operating results in one or more future periods may fail to meet or exceed the expectations of investors. In that event, the trading price of our common stock would likely be adversely affected.

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

As of December 31, 2021, we had outstanding warrants for an aggregate of 248,216 shares of common stock, at a weighted average exercise price of $0.01 per share. As of December 31, 2021, we had outstanding options exercisable for an aggregate of 4,946 shares of our common stock at a weighted average exercise price of $3.86 per share. The holders may sell these shares exercisable under warrants or options in the public markets from time to time. In addition, if our stock price rises, more outstanding warrants and options will be “in-the-money” and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

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

Our corporate headquarters currently occupies approximately 1,548 square feet of office space in Concord, New Hampshire, under a three-year lease arrangement for a monthly payment of $2,500 per month, which can be cancelled at any time by either party with a six-month advance notice.

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

On March 31, 2022 there were approximately 48 holders of record of our common stock.

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

For the years ended December 31, 2021 and 2020, revenue recognition was determined by

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 or 2020.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of December 31, 2021 and 2020, the allowance for doubtful accounts totaled $7,000 and $5,900, respectively.

Software Development Costs

Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company did not capitalize any software development costs during 2021 or 2020. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during the year ended December 31, 2021 or 2020.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. As of December 31, 2021, the Company had approximately $4,505,300 of cash with financial institutions in excess of FDIC insurance limits. As of December 31, 2020, the Company had approximately $4,125,300 of cash with financial institutions in excess of FDIC insurance limits.

For the year ended December 31, 2021, we had one reseller that represented more than 27.8% of sales and three resellers that represented 51.5%, 15.0%, and 11.9%, respectively of accounts receivable. For the year ended December 31, 2020, we had one reseller that represented more than 14.5% of sales and one reseller that represented 44.7% of accounts receivable. For the purposes of this description, “sales” refers to the dollar value of orders received from these customers and partners in the period indicated. The sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of December 31, 2021 and 2020, representing 248,216 outstanding in-the-money warrants, were included in the computation of diluted net income (loss) per share using the Treasury Stock Method. During the year ended December 31, 2021 and 2020, the Company had total common stock equivalents of 4,946 and 93,076 shares, respectively, which excluded from the computation of net income per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due to the nature of the accounts and their short-term maturities.

Results of Operations for the Year Ended December 31, 2021 and 2020

The following is a comparison of the results of our operations for the years ended December 31, 2021 and 2020.

	For the Year Ended
	December 31,	December 31,
	2021	2020

Revenues:
Software licenses	737,800	853,300
Software service fees	2,788,500	2,474,500
Other	86,400	316,200
Total Revenue	3,612,700	3,644,000

Cost of Revenue:
Software service costs	54,000	52,700
Software product costs	112,500	102,300
Total cost of revenue	166,500	155,000

Gross profit	$3,446,200	$3,489,000

Operating expenses:
Selling and marketing	606,600	509,300
General and administrative	748,800	900,500
Research and development	1,435,400	1,430,100
Total operating expenses	2,790,800	2,839,900

Income from operations	655,400	649,100

Other income:
Interest and other income	269,800	44,600
Unrealized gain	127,000	-
Other income	396,800	44,600

Income before provision for income taxes	1,052,200	693,700
Provision for income taxes	-	-
Net income	$1,052,200	$693,700

Net income per share, basic	$0.06	$0.05
Net income per share, diluted	$0.06	$0.05

Weighted average number of common shares outstanding
Basic	18,850,675	13,874,699
Diluted	19,092,837	14,117,850

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

The following is a summary of our revenues by category for the year ended December 31, 2021 and 2020.

	For the Year Ended
	December 31,	December 31,
	2021	2020	$ Change	% Change
Revenue
Software Licenses
Windows	$673,400	$732,100	$(58,700)	-8.0%
UNIX/Linux	64,400	121,200	(56,800)	-46.9%
Total	737,800	853,300	(115,500)	-13.5%

Software Service Fees
Windows	2,604,800	2,255,200	349,600	15.5%
UNIX/Linux	183,700	219,300	(35,600)	-16.2%
Total	2,788,500	2,474,500	314,000	12.7%

Other	86,400	316,200	(229,800)	-72.7%
	$3,612,700	$3,644,000	$(31,300)	-0.9%

Software Licenses

Windows software licenses revenue decreased by $58,700 or 8.0% to $673,400 during the year ended December 31, 2021, from $732,100 as compared to 2020. The decrease was due to due to lower revenue from standard license orders following elevated license order activity in the prior year period related to the onset of the COVID-19 pandemic.

Software licenses revenue from our UNIX/Linux products decreased by $56,800 or 46.9% to $64,400 during the year ended December 31, 2021 from $121,200 as compared to 2020. The decrease was primarily due to lower revenue from standard order licenses as we continue to focus primarily on our Windows products.

Software Service Fees

Service fees attributable to our Windows product service increased by $349,600 or 15.5% to $2,604,800 during the year ended December 31, 2021, from $2,255,200 as compared to 2020. The increase was primarily due to higher subscription revenue and higher revenue recognized from deferred maintenance support fees.

Service fees revenue attributable to our UNIX products decreased by $35,600 or 16.2% to $183,700 during the year ended December 31, 2021, from $219,300 as compared to 2020. The decrease was primarily due to the expiration of certain long-term maintenance contracts.

Other

Other revenue consists of private labeling fees, professional services, and non-recurring revenues. Other revenue decreased by $229,800 or 72.7% to $86,400 for the year ended December 31, 2021, from $316,200 compared to 2020. The primary decrease was related to revenue recognized in 2020 from a one-time, non-recurring a license agreement with an existing customer for the use of our license.

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

Cost of revenue for the year ended December 31, 2021 increased by $11,500, or 7.4%, to $166,500 as compared to $155,000 for 2020. Cost of revenue represented 4.6% and 4.3% of total revenue for the year ended December 31, 2021 and 2020, respectively. The primarily increase was due to increase import tax withholdings associated with higher revenue from Brazil resellers for the period ended December 31, 2021.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $97,300, or 19.1%, to $606,600 for the year ended December 31, 2021 from $509,300 as compared to 2020. Selling and marketing expenses represented approximately 16.8% and 14.0% of total revenue for the year ended December 31, 2021 and 2020, respectively. The increase in selling and marketing expenses was due to an increase spend on sales and marketing initiatives.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, legal, accounting, other professional services, rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses decreased by $151,700, or 16.8%, to $748,800 for the year ended December 31, 2021 from 900,500 as compared to 2020. The decrease in general and administrative expense was due the decrease in legal patent fees, outside services and board of director fees.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $5,300, or 0.4% to $1,435,400 for the year ended December 31, 2021 from $1,430,100 as compared to 2020. The decrease in research and development expense was primarily due to decrease in rent expense and consulting fees for outsourced software development.

Other Income

Other income increased by $352,200 for the year ended December 31, 2021, compared to same period in 2020 was primarily the sale of patents and unrealized gain from our marketable securities.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $4,755,300 and a working capital of $4,316,500 as compared to cash of $4,375,300 and a working capital of $474,600 at December 31, 2020. The increase in cash as of December 31, 2021 was primarily the result of cash proceeds from sale of patents. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this annual report on Form 10-K.

The following is a summary of our cash flows from operating, investing and financing activities for the year ended December 31, 2021 and 2020.

	For the Year Ended
	December 31,	December 31,
	2021	2020
Cash flows provided by operating activities	$410,600	$352,800
Cash flows used by investing activities	$(30,600)	$-
Cash flows provided by financing activities	$-	$2,480,600

During the year ended December 31, 2021, our operating cash flow of $410,600 was primarily the result of our net income of $1,052,200, offset by increase in accounts receivable and non-operating gains from sale of patent and unrealized gain from marketable securities During the year ended December 31, 2020, our operating cash flow of $352,800 was primarily the result of our net income for the period of $693,700 including non-cash expenses of $112,400 for contributed services, offset by a decrease in cash resulting from a decrease in accounts payable and accrued expenses

During the year ended December 31, 2021, our investing cashflow of $30,600, was primarily the result net proceeds from sale of patent, offset by purchase of marketable securities. We had no cash flow activity relating to investing activities for the year ended December 31, 2020.

During the year December 31, 2021, we did not have cash flow activity relating to financing activities. In 2020, we received net proceeds of $2,480,600 from the Rights Offering and Backstop Agreement. We intend to use the proceeds from the Rights Offering and the Backstop Agreement for general corporate purposes, which may include acquisitions (although we do not currently have any plans with respect to any acquisition).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of hopTo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of hopTo, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ dbbmckennon

We have served as the Company’s auditor since 2019.

Newport Beach, California

March 31, 2022

hopTo Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020

Assets

Current assets
Cash and cash equivalents	$4,755,300	$4,375,300
Marketable Securities	417,600	-
Accounts receivable, net	558,600	417,300
Prepaid expenses and other current assets	52,700	48,500
Total current assets	5,784,200	4,841,100

Property and equipment, net	8,200	-
Other assets	17,800	17,800
Total assets	$5,810,200	$4,858,900

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$260,800	$251,000
Accrued expenses	64,200	82,000
Accrued wages	108,900	141,600
Deferred revenue	1,033,800	1,084,900
Total current liabilities	1,467,700	1,559,500
Long-term liabilities
Deferred revenue	373,900	383,000
Total liabilities	1,841,600	1,942,500

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2021 or 2020	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,850,675 shares issued and outstanding as of December 31, 2021 and 2020	1,900	1,900
Additional paid-in capital	82,155,200	82,155,200
Accumulated deficit	(78,188,500)	(79,240,700)
Total stockholders’ equity	3,968,600	2,916,400
Total liabilities and stockholders’ equity	$5,810,200	$4,858,900

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31,	December 31,
	2021	2020

Revenues:
Software licenses	737,800	853,300
Software service fees	2,788,500	2,474,500
Other	86,400	316,200
Total Revenue	3,612,700	3,644,000

Cost of Revenue:
Software service costs	54,000	52,700
Software product costs	112,500	102,300
Total cost of revenue	166,500	155,000

Gross profit	$3,446,200	$3,489,000

Operating expenses:
Selling and marketing	606,600	509,300
General and administrative	748,800	900,500
Research and development	1,435,400	1,430,100
Total operating expenses	2,790,800	2,839,900

Income from operations	655,400	649,100

Other income:
Interest and other income	269,800	44,600
Unrealized gain	127,000	-
Other income	396,800	44,600

Income before provision for income taxes	1,052,200	693,700
Provision for income taxes	-	-
Net income	$1,052,200	$693,700

Net income per share, basic	$0.06	$0.05
Net income per share, diluted	$0.06	$0.05

Weighted average number of common shares outstanding
Basic	18,850,675	13,874,699
Diluted	19,092,837	14,117,850

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2019	9,834,866	$1,000	$79,523,500	$(79,934,400)	$(409,900)
Contributed services	-	-	112,400	-	112,400
Cashless exercise of warrants	229,141	-	-	-	-
Shares issued for accrued liabilities	120,000	-	39,600	-	39,600
Proceeds from rights offering	8,666,668	900	2,599,100	-	2,600,000
Issuance cost for rights offering	-	-	(119,400)	-	(119,400)
Net income	-	-	-	693,700	693,700
Balance at December 31, 2020	18,850,675	$1,900	$82,155,200	$(79,240,700)	$2,916,400
Net income	-	-	-	1,052,200	1,052,200
Balance at December 31, 2021	18,850,675	$1,900	$82,155,200	$(78,188,500)	$3,968,600

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2021	2020

Cash flows from operating activities
Net income	$1,052,200	$693,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,600	-
Contributed services	-	112,400
Changes in allowance for doubtful accounts	1,100	(1,400)
Gain on sale of patents	(269,800)	-
Unrealized gain from short-term investment	(127,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(142,400)	(144,700)
Prepaid expenses and other current assets	(4,200)	10,500
Accounts payable	9,800	(20,900)
Accrued expenses	(17,800)	15,600
Accrued wages	(32,700)	5,200
Deferred revenue	(60,200)	(317,600)

Net cash provided by operating activities	410,600	352,800

Cash flows from investing activities
Purchase of marketable securities	(290,600)	-
Proceeds from sale of patents	269,800	-
Purchase of property and equipment	(9,800)	-
Net cash used in investing activities	(30,600)	-

Cash flows from financing activities
Proceeds from rights offering	-	2,600,000
Issuance cost for rights offering	-	(119,400)
Net cash provided by financing activities	-	2,480,600

Net change in cash	380,000	2,833,400
Cash, beginning of the period	4,375,300	1,541,900
Cash, end of the period	$4,755,300	$4,375,300

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

Liquidity

The Company has incurred significant net losses since inception. As of December 31, 2021, we had working capital of $4,316,500, which includes deferred revenue of $1,033,800. Our ability to continue to generate net income and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all.

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

For the years ended December 31, 2021 and 2020, revenue recognition was determined by

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 or 2020.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of December 31, 2021 and 2020, the allowance for doubtful accounts totaled $7,000 and $5,900, respectively.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during the years ended December 31, 2021 or 2020.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to seven years. We purchased $9,800 of equipment and recorded $1,600 of depreciation in 2021. The rest of the existing property and equipment are fully depreciated.

Software Development Costs

Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company did not capitalize any software development costs during 2021 or 2020. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2021, the Company had approximately $4,505,300 of cash with financial institutions in excess of FDIC insurance limits.

For the year ended December 31, 2021, we had one reseller that represented more than 27.8% of sales and three resellers that represented 51.5%, 15.0% and 11.9%, respectively of accounts receivable. For the year ended December 31, 2020, we had one reseller that represented more than 14.5% of sales and one reseller that represented 44.7% of accounts receivable. For the purposes of this description, “sales” refers to the dollar value of orders received from these customers and partners in the period indicated. The sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees. The loss of one of these resellers would not have a material impact as the Company could take over the end customer relationship.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of December 31, 2021 and 2020, representing 242,162 and 248,216 outstanding in-the-money warrants respectively, were included in the computation of diluted net income (loss) per share using the Treasury Stock Method. During the year ended December 31, 2021 and 2020, the Company had total common stock equivalents of 4,946 and 93,076 shares, respectively, which excluded from the computation of net income per share because they are anti-dilutive.

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

The fair value of the Company’s assets and liabilities were determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

●	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

●	Level 2: Defined as observable inputs other than quoted prices included in Level 1. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3: Defined as unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

We do not have level 2 and 3 liabilities or assets.

3. Accrued Expenses

Accrued expenses as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
Consulting services	$10,600	$6,200
Board of director fees	46,000	46,000
Legal fees	2,500	3,100
Reimbursements	-	20,300
Other	5,100	6,400
	$64,200	$82,000

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

All options granted under the 12 Plan are immediately exercisable by the optionee; however, there is a vesting period for the options. The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant. The exercise price is immediately due upon exercise of the option. The maximum term of options issued under the 12 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 12 Plan will terminate no later than November 7, 2022. As of December 31, 2021, there was 411,593 shares of common stock remained available for issuance under the 12 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2021 and 2020.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2019	106,077	$2.77	1.53
Granted	-
Forfeited/cancelled	(13,001)
Outstanding at December 31, 2020	93,076	$3.03	0.74
Granted	-
Forfeited/cancelled	(88,130)
Exercised	-
Outstanding at December 31, 2021	4,946	$3.86	1.59

Vested and expected to vest at December 31, 2021	4,946	$3.86	1.59

Exercisable at December 31, 2021	4,946	$3.86	1.59

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2021.

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$1.79 - 4.00	3,413	1.55	$2.59	3,413	$2.59
4.20 - 6.68	1,533	1.69	6.68	1,533	6.68
	4,946			4,946

Warrants

During the year ended December 31, 20201, the Company did not issue any shares of common stock. During the year ended December 31, 2020, the Company issued 233,119 shares of common stock for the exercise of 233,119 warrants. As of December 31, 2021, and 2020, the Company had 248,216, warrants outstanding. The warrants outstanding at December 31, 2021 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

The following summarized changes in the number of warrants outstanding for the year ended December 31, 2021 and 2020.

Warrants

Outstanding at December 31, 2019	481,335
Granted	-
Exercised	(233,119)
Outstanding at December 31, 2020	248,216
Granted	-
Exercised	-
Outstanding at December 31, 2021	248,216

5. Sales by Geographical Location

Revenue by country for the year ended December 31, 2021 and 2020 was as follows.

	For the Year Ended
	December 31, 2021	December 31, 2020
Revenue by Country
United States	$1,457,300	$1,276,700
Brazil	869,900	1,117,300
Japan	360,600	338,300
The Netherlands	189,200	307,700
Other Countries	735,700	604,000
Total	$3,612,700	$3,644,000

6. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 consisted of the following:

	2021	2020
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$—	$—

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 21% for the years ended December 31, 2021 and 2020, respectively:

	2021	2020
Federal income tax (benefit) at statutory rate	$221,000	$145,700
State income tax (benefit) at statutory rate	24,000	16,400
SBC – NQ cancellations	61,100	(2,700)
Change in valuation allowance	(2,670,000)	(2,763,100)
Meals and entertainment (50%)	200	200
Adjustments and NOL expirations	2,363,700	2,603,500
Contributed services	—	—
Other items	—	—
Provision (benefit) for income tax	$—	$—

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2021 and 2020:

	2021	2020
Net operating loss carryforwards	$9,135,000	$11,031,900
Tax credit carryforwards	572,900	977,500
Compensation expense – non-qualified stock options	900	65,800
Deferred revenue and maintenance service contracts	326,500	343,100
Reserves and other	41,600	53,300
Total deferred tax assets	10,076,900	12,471,600
Deferred tax liability – depreciation, amortization and capitalized software	100	—
Net deferred tax asset	10,077,000	12,471,600
Valuation allowance	(10,077,000)	(12,471,600)
Net deferred tax asset	$—	$—

For financial reporting purposes, with the exception of the years ended December 31, 2021, 2020 and 2019, the Company has incurred a loss in each year since inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2021 and 2020. The net change in the valuation allowance was decreased by $2,395,000 and $2,755,000 for the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company had approximately $41.2 million of federal net operating loss carryforwards and approximately $6.9 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carryforwards began to expire in 2021 and the California state loss carry forwards begin to expire in 2028. Under the Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period. The Company is subject to U.S. federal and state tax examinations by tax authorities for years 2018 through present. As of December 31, 2021, there are no pending tax examinations.

At December 31, 2021, the Company had approximately $0.6 million of federal research and development tax credits that began to expire in 2018.

7. Commitments and Contingencies

Leases

Our headquarters in Concord, NH signed a three-year lease on August 1st, 2021, which will expire on July 31, 2024. The lease requires a six-month notice from the lessor to terminate. Rent on the corporate headquarters is about $2,500 per month. Rent expense aggregated approximately $42,000 and $48,000 for years ended December 31, 2021 and 2020, respectively.

Contingencies

Under its Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2021.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2021.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will operate substantially as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties and has no liabilities recorded for these agreements as of December 31, 2021.

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During both years ended December 31, 2021 and 2020, the Company contributed a total of $16,000.

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

Mr. Skeels has served as the Company’s Chief Executive Officer and Interim Chief Financial Officer since September 2018, however, previously did not receive a salary or other forms of compensation. During the years ended December 31, 2021 and 2020, the Company recorded an expense and contributed capital of approximately $0, and $112,500, respectively for contributed services based on the estimated market rate for these services.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

hopTo has adopted a Code of Ethics that applies to all its employees, including its Chief Executive Officer and its Chief Financial Officer. hopTo will provide a copy of its Code of Ethics to any person without charge upon written request to:

hopTo, Inc..

189 Main St., Suite 102

Concord, NH 03301

Attn: Chief Executive Officer

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

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

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of Registrant, as amended (1)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of GraphOn Corporation (19)

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of hopTo Inc. (28)

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock of hopTo Inc. (31)

3.5	Second Amended and Restated Bylaws of Registrant (2)

4.1	Form of certificate evidencing shares of common stock of Registrant (3)

4.2	Form of Warrant issued on September 1, 2011 (4)

4.3	Warrant to Purchase Common Stock, dated October 11, 2011 (5)

4.4	Exercise Agreement, dated June 17, 2013 (including Allonge to 2011 warrants) (20)

4.5	Form of New Warrant issued on June 17, 2013 (20)

4.6	Registration Rights Agreement, dated June 17, 2013 (20)

4.7	Form of Warrant issued on January 7, 2014 (21)

4.8	Registration Rights Agreement, dated January 7, 2014 (21)

4.9	Rights Agreement, dated as of February 16, 2018, by and between hopTo Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (31)

4.10	Description of the Capital Stock

10.1*	Restricted Stock Agreement (1 of 2) with Eldad Eilam dated August 15, 2012 (15)

10.2*	Restricted Stock Agreement (2 of 2) with Eldad Eilam dated August 15, 2012 (15)

10.3*	Restricted Stock Agreement with Christoph Berlin dated August 15, 2012 (15)

10.4*	Restricted Stock Agreement with Robert Dixon dated August 15, 2012 (15)

10.5	Separation Agreement, dated April 12, 2012, between Registrant and Robert Dilworth (14)

10.6	Release, dated April 12, 2012, between Registrant and Robert Dilworth (14)

10.7	1998 Stock Option/Stock Issuance Plan of Registrant (7)

10.8	Supplemental Stock Option Agreement, dated as of June 23, 2000 (7)

10.9	2005 Equity Incentive Plan (8)

10.10	2008 Equity Incentive Plan, as Amended (9)

10.11*	Employment Agreement, dated August 21, 2013, by and between Registrant and Eldad Eilam (16)

10.12*	Director Severance Plan (11)

10.13*	Key Employee Severance Plan (11)

10.14	Securities Purchase Agreement, dated September 1, 2011 (4)

10.15	Form of Registration Rights Agreement, dated September 1, 2011 (4)

10.16(a)*	Engagement Agreement, dated October 11, 2011, by and between Registrant and ipCapital Group, Inc. (5)

10.16(b)*	First Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 7, 2011 (12)

10.16(c)*	Second Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of November 14, 2011 (12)

10.16(d)*	Third Addendum to the Engagement Agreement by and between Registrant and ipCapital Group, Inc., dated as of January 20, 2012 (13)

10.17	First Amendment to Office Lease between Registrant and CA-Pruneyard Limited Partnership, dated as of October 7, 2013 (27)

10.18	Consulting Agreement, dated February 1, 2012, by and between Registrant and Steven Ledger/Tamalpais Partners LLC (22)

10.19	Amendment to Consulting Agreement, by and between Registrant and Steven Ledger/Tamalpais Partners, LLC, dated August 1, 2013 (16)

10.20	Intellectual Property Brokerage Agreement by and between Registrant and ipCapital Licensing Company I, LLC, dated as of February 4, 2013 (17)

10.21*	Consulting Agreement, dated March 29, 2013, by and between Registrant and Gordon Watson (23)

10.22*	Consulting Agreement, dated November 18, 2013, by and between Registrant and ipCreate, Inc. (24)

10.23	Securities Purchase Agreement, dated January 7, 2014 (21)

10.24*	Consulting Agreement, dated March 17, 2014, by and between Registrant and Steven Ledger (25)

10.25	Separation Agreement, dated March 12, 2014, by and between Registrant and Christoph Berlin (25)

10.26	Employment Letter dated April 30, 2014 and executed May 5, 2014 between Registrant and Jean-Louis Casabonne (26)

10.27	Sublease dated August 11, 2015, by and between Registrant and CDNetworks (32)

10.28	Securities Purchase Agreement, dated as of July 24, 2015 (29)

10.29	Registration Rights Agreement, dated as of July 28, 2015 (29)

10.30	Lease Agreement effective October 1, 2015 between the Registrant and Heritage Village Offices (30)

10.31	Patent Purchase Agreement dated October 10, 2017 (33)

14.1	Code of Ethics (6)

21.1	Subsidiaries of Registrant

31	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished, not filed)

101	The following financial information from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, (iii) Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended December 31, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, (v) Notes to Consolidated Financial Statements (18)

*Management or compensatory plan or arrangement

	(1)	Filed on April 2, 2007 as an exhibit to Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and incorporated herein by reference. (File number 000-21683)

	(2)	Filed on March 31, 2010 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference. (File number 000-21683)

	(3)	Filed on September 19, 1996 as an exhibit to the Registrant’s Registration Statement on Form S-1 and incorporated herein by reference. (File No. 333-11165)

,	(4)	Filed on September 8, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)

	(5)	Filed on October 13, 2011 as an exhibit to Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)

	(6)	Filed on March 30, 2004 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference. (File number 000-21683)

	(7)	Filed on June 23, 2000 as an exhibit to the Registrant’s Registration Statement on Form S-8, and incorporated herein by reference. (File number 333-40174)

	(8)	Filed on November 25, 2005 as an exhibit to the Registrant’s definitive Proxy Statement for the Registrant’s 2005 Annual Meeting, and incorporated herein by reference. (File number 000-21683)

(9)	Filed on September 29, 2011 as an exhibit to the Registrant’s Registration Statement on Form S-8 and incorporated herein by reference. (File No. 333-177069)

(10)	Reserved.

(11)	Filed on November 14, 2011 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, and incorporated herein by reference. (File number 000-21683)

(12)	Filed on November 23, 2011 as an exhibit to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, and incorporated herein by reference. (File number 333-177073)

(13)	Filed on February 14, 2012 as an exhibit to the Registrant’s Current Report on Form 8-K and incorporated herein by reference. (File number 000-21683)

(14)	Filed on May 21, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and incorporated herein by reference. (File number 000-21683)

(15)	Filed on November 14, 2012 as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly reporting period ended September 30, 2012, and incorporated herein by reference. (File number 000-21683)

(16)	Filed on August 27, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated August 21, 2013, and incorporated herein by reference. (File number 000-21683)

(17)	Filed on February 19, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, and incorporated herein by reference. (File number 000-21683)

(18)	Submitted electronically with the original Form 10-K.

(19)	Filed on September 10, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated September 9, 2013, and incorporated herein by reference. (File number 000-21683)

(20)	Filed on June 24, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated June 17, 2013, and incorporated herein by reference. (File number 000-21683)

(21)	Filed on January 13, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 7, 2014, and incorporated herein by reference. (File number 000-21683)

(22)	Filed on April 16, 2012 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, and incorporated herein by reference. (File number 000-21683)

(23)	Filed on April 3, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 29, 2013, and incorporated herein by reference. (File number 000-21683)

(24)	Filed on December 12, 2013 as an exhibit to the Registrant’s Current Report on Form 8-K, dated December 11, 2013, and incorporated herein by reference. (File number 000-21683)

(25)	Filed on March 18, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 12, 2014, and incorporated herein by reference. (File number 000-21683)

(26)	Filed on May 12, 2014 as an exhibit to the Registrant’s Current Report on Form 8-K, dated March 9, 2014, and incorporated herein by reference. (File number 000-21683)

(27)	Filed on March 31, 2014 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference. (File number 000-21683)

(28)	Filed on February 1, 2016 as an exhibit to the Registrant’s Current Report on Form 8-K, dated January 27, 2016, and incorporated herein by reference. (File number 000-21683)

(29)	Filed on July 30, 2015 as an exhibit to the Registrant’s Current Report on Form 8-K, dated July 24, 2015, and incorporated herein by reference. (File number 000-21683)

(30)	Filed on September 10, 2015 as an exhibit to the Registrant’s Registration Statement on Form S-1 and incorporated herein by reference. (File No. 333-206861)

(31)	Filed on February 16, 2018 as an exhibit to the Registrant’s Current Report on Form 8-K, dated February 16, 2018 and incorporated herein by reference. (File number 000-21683)

(32)	Filed on March 30, 2016 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference. (File number 000-21683)

(33)	Filed on April 1, 2019 as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference. (File number 000-21683)

(c) Financial Statement Schedule

Not applicable for smaller reporting companies.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

hopTo Inc.

March 31, 2022	By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathon R. Skeels	Chief Executive Officer, Interim Chief Financial Officer	March 31, 2022
Jonathon R. Skeels	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Richard S. Chernicoff	Director	March 31, 2022
Richard S. Chernicoff

/s/ Thomas C. Stewart	Director	March 31, 2022
Thomas C. Steward

