Form 10-Q
period 2022-03-31
hopTo Inc.
filed 2022-05-16
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

Commission File Number: 0-21683

hopTo Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3899021
(State of incorporation)	(IRS Employer Identification No.)

189 North Main St., Suite 102

Concord, NH 03301

(Address of principal executive offices)

Registrant’s telephone number:

(800) 472-7466

(408) 688-2674

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common	HPTO	OTC Market

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

As of May13, 2022, there were issued and outstanding 18,850,675 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2022	2021

Assets

Current assets
Cash and cash equivalents	$5,033,300	$4,755,300
Marketable securities	362,000	417,600
Accounts receivable, net	609,900	558,600
Prepaid expenses and other current assets	80,000	52,700
Total current assets	6,085,200	5,784,200

Right-of-use asset	74,000	-
Property and equipment, net	7,700	8,200
Other assets	17,800	17,800
Total assets	$6,184,700	$5,810,200

Liabilities and Stockholders Equity

Current liabilities
Accounts payable	$229,800	$260,800
Accrued expenses	62,500	64,200
Accrued wages	121,300	108,900
Lease liability - current	10,200	-
Deferred revenue - current	1,262,700	1,033,800
Total current liabilities	1,686,500	1,467,700
Long-term liabilities
Lease liability	63,600	-
Deferred revenue	359,500	373,900
Total liabilities	2,109,600	1,841,600

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2022 or December 31, 2021	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,850,675 shares issued and outstanding for both periods ending March 31, 2022 and December 31, 2021	1,900	1,900
Additional paid-in capital	82,155,200	82,155,200
Accumulated deficit	(78,082,000)	(78,188,500)
Total stockholders’ equity	4,075,100	3,968,600
Total liabilities and stockholders’ equity	$6,184,700	$5,810,200

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2022	2021

Revenues:
Software licenses	$181,500	$199,400
Software service fees	747,700	639,300
Other	21,000	21,500
Total revenue	950,200	860,200

Cost of revenue:
Software service costs	13,500	13,500
Software product costs	63,900	30,700
Total cost of revenue	77,400	44,200

Gross profit	872,800	816,000

Operating expenses:
Selling and marketing	123,100	143,000
General and administrative	204,900	214,700
Research and development	382,700	363,100
Total operating expenses	710,700	720,800

Income from operations	162,100	95,200

Other income (loss):
Unrealized loss in marketable securities	(55,600)	14,200
Interest and other income		269,800
Other income (loss)	(55,600)	284,000

Income before provision for income taxes	106,500	379,200
Provision for income taxes	-	-
Net income	$106,500	$379,200

Net income per share, basic	$0.01	$0.02
Net income per share, diluted	$0.01	$0.02

Weighted average number of common shares outstanding
Basic	18,850,675	18,850,675
Diluted	19,093,118	19,093,609

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	18,850,675	$1,900	$82,155,200	$(79,240,700)	$2,916,400
Net income	-	-	-	379,200	379,200
Balance at March 31, 2021 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,861,500)	$3,295,600

Balance at December, 2021	18,850,675	$1,900	$82,155,200	$(78,188,500)	$3,968,600
Net income	-	-	-	106,500	106,500
Balance at March 31, 2022 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,082,000)	$4,075,100

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2022	2021
Cash flows from operating activities
Net income	$106,500	$379,200
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	500	200
Gain on sale of patents	-	(269,800)
Changes in allowance for doubtful accounts	1,500	5,900
Unrealized (gain) loss from marketable securities	55,600	(14,200)

Changes in operating assets and liabilities:
Accounts receivable	(52,800)	(145,600)
Prepaid expenses and other current assets	(27,300)	(22,300)
Accounts payable and accrued expenses	(20,300)	(17,700)
Lease liabilities	(200)	-
Deferred revenue	214,500	78,000
Net cash provided by operating activities	278,000	(6,300)

Cash flows from investing activities
Purchase of marketable securities		(242,600)
Proceeds from sale of patents		269,800
Purchase of property and equipment		(3,400)
Net cash used by investing activities	-	23,800

Net change in cash	278,000	17,500
Cash and cash equivalents, beginning of the period	4,755,300	4,375,300
Cash and cash equivalents, end of the period	$5,033,300	$4,392,800

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

The unaudited consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 31, 2022 (“2021 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2022, or any future period.

Certain prior year information has been reclassified to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Amounts could materially change in the future. These significant estimates include the valuation of the allowances for doubtful accounts, depreciation of long-lived assets, allowances for deferred tax assets and accruals of liabilities.

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

Product Sales

All of our licenses are delivered to the customer electronically. The Company sends the license key to the customer to download the related software from the Company portal. We recognize revenue upon delivery of these licenses.

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had cash equivalents of $362,000 and $417,600 primarily in money market account as of March 31, 2022 (unaudited) and at December 31, 2021, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts totaled $8,500 and $7,000, respectively.

Concentration of Credit Risk

For the three months ended March 31, 2022 and March 31, 2021, the Company had two resellers comprising 20.6% and 10.8%, and two resellers comprising 13.0% and 10.6%, respectively, of total sales.

As of March 31, 2022 and December 31, 2021, the Company has three resellers comprising 40.6%, 20.0% and 14.7%, and four resellers comprising 39.7%, 15.0%, 11.9% and 11.7%, respectively, of net accounts receivable.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of March 31, 2022 and December 31, 2021, representing 248,216 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method. During the three months ended March 31, 2022 and 2021, the Company had total common stock equivalents of 3,867 and 78,550 respectively, which were excluded from the computation of net income per share because they are anti-dilutive.

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

Right-of-use Assets (ROU) and Lease Liabilities

On January 1, 2022, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), which establishes ASC 842 and supersedes the lease accounting guidance under ASC 840. The standard generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and provide enhanced disclosures on the amount, timing, and uncertainty of cash flows arising from lease arrangements. The Company adopted ASC 842 using the modified retrospective approach. The Company elected the package of practical expedients available for existing contracts, which allowed the Company to carry forward our historical assessments of lease identification, lease classification, and initial direct costs. The Company also elected a policy to not apply the recognition requirements of ASC 842 for short-term leases with a term of 12 months of less

As of January 1, 2022, the effective date, the Company identified one operating lease arrangement relating to the Company’s headquarters facility. The adoption of ASC 842 resulted in a recognition of an ROU asset and lease liability of $73,800 on the Company’s balance sheet relating to the leases as of January 1, 2022. The adoption of the standard did not have a material effect on the Company’s consolidated statements of operations and consolidated statements of cash flows.

	March 31, 2022	December 31, 2021
Operating lease:
Operating lease right-of-use asset	$74,000	$-

Operating lease liability, current portion	$10,200	$-
Operating lease liability, net of current portion	63,600	-
Total operating lease liabilities	$73,800	$-

Weighted-average remaining lease term	2.5 years
weighted-average discount rate	0.41%

3. Property and Equipment

Property and equipment consisted of the following.

	March 31,	December 31,
	2022	2021

Equipment	$164,100	$164,100
Furniture and fixtures	1,600	1,600

	165,700	165,700

Less: accumulated depreciation	(158,000)	(157,500)

	$7,700	$8,200

Depreciation expense amounted to $500 and $200 for the three months ended March 31, 2022 and 2021, respectively.

4. Stockholders’ Equity

Stock-Based Compensation Plans

The following summarizes the stock option activity for the three months ended March 31, 2022:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2021	4,939	$3.86	1.59
Granted	-
Forfeited/cancelled	(1,072)
Outstanding at March 31, 2022	3,867	$3.97	1.75

Vested and expected to vest at March 31, 2022	3,867	$3.97	1.75

Exercisable at March 31, 2022	3,867	$3.97	1.75

The following table summarizes information about options outstanding and exercisable as of March 31, 2022:

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$2.00 - 4.00	2,334	1.95	$2.20	2,334	$2.71
4.20 - 6.68	1,533	1.44	6.68	1,533	6.68
	3,867			3,867

Shares of Common Stock Issued

During the three-month period ending March 31, 2022 and 2021, the Company did not issue any shares of common stock.

Warrants

As of March 31, 2022 and December 31, 2021, the Company had 248,216 warrants outstanding. The warrants outstanding at March 31, 2022 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended
	2022	2021
Revenue by Country
United States	$390,600	$273,700
Brazil	211,000	153,600
Japan	109,000	124,500
Other Countries	239,600	308,400
Total	$950,200	$860,200

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the three months ended March 31, 2022 and 2021, the Company contributed a total of $10,900 and $12,200, respectively.

Contingencies

During the ordinary course of business, the Company is subject to various potential claims and litigation. Management is not aware of any outstanding litigation which would have a significant impact on the Company’s financial statements.

Lease

The Company leases its’ headquarters office in Concord, New Hampshire under a thirty-six-month noncancelable operating lease agreement which will expire on August 31, 2024. The terms of certain lease agreement provide for increasing rental payments at fixed twelve-month intervals.

Supplemental balance sheet information related to leases as of March 31, 2022 is as follows:

Future minimum lease payments:
2022	$30,400
2023	30,800
2024	12,900
Thereafter	-
Total future minimum lease payments	$74,100
Less: Lease imputed interest	300
Total	$73,800

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements”. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our expectations regarding future results of operations or financial position (including those described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	the success of products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;
●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; customer demand is based on many factors out of our control;
●	as a result of the new revenue recognition standards, if any significant end user customer or reseller substantially changes its order level, or fails to order during the reporting period, whether the order is placed directly with us or through one of our non-stocking resellers, our software licenses revenue could be materially impacted; and
●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022, and in other documents we have filed with the SEC.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time when we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2021 10-K Report and Note 2 to our unaudited consolidated financial Statements included under Item 1 – Financial Statements in this Form 10-Q.

Results of Operations for the Three-Month Periods Ended March 31, 2022 and 2021

The following are the results of our operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

	For the Three Months Ended
	March 31,	March 31,
	2022	2021	$ Change
	(unaudited)	(unaudited)

Revenues	$950,200	$860,200	$90,000
Cost of revenues	77,400	44,200	33,200
Gross profit	872,800	816,000	56,800

Operating expenses:
Selling and marketing	123,100	143,000	(19,900)
General and administrative	204,900	214,700	(9,800)
Research and development	382,700	363,100	19,600
Total operating expenses	710,700	720,800	(10,100)

Income from operations	162,100	95,200	66,900

Other income (loss):
Unrealized gain on marketable securities	(55,600)	14,200	(69,800)
Interest and other income	-	269,800	(269,800)
Other income (loss)	(55,600)	284,000	(339,600)
Income before provision for income taxes	106,500	379,200	(272,700)
Net income	$106,500	$379,200	$(272,700)

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

Software Licenses

Windows software licenses revenue decreased by $4,800 or 2.6% to $177,100 during the three months ended March 31, 2022, from $181,900 for the same period in 2021.

Software licenses revenue from our UNIX/Linux products decreased by $13,100 or 74.9% to $4,400 for the three months ended March 31, 2022 from $17,500 for the same periods of 2021. The decrease was primarily due to lower revenue from stocking and standard order licenses.

Software Service Fees

Service fees attributable to our Windows product service increased by $124,400 or 21.1% to $714,600 during three months ended March 31, 2022, from $590,200 for the same period in 2021. The increase was due to an increase in maintenance renewals from existing customers and higher subscription license orders.

Service fees revenue attributable to our UNIX products decreased by $16,000 or 32.6% to $33,100 during the three months ended March 31, 2022, from $49,100 for the same period in 2021. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of a long-term maintenance contract.

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

Cost of revenue for the three months ended March 31, 2022 increased by $33,200, or 75.1%, to $77,400 for the three months ended March 31, 2022 from $44,200 for the same period in 2021. Cost of revenue 8.1% and 5.1% of total revenue for the three months ended March 31, 2022 and 2021, respectively. The increase was due to import tax withholdings associated with higher revenue from Brazil resellers for the three-month period ended March 31, 2022.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses decrease by $19,900, or 13.9%, to $123,100 for the three months ended March 31, 2022 from $143,000 for the same period in 2021. Selling and marketing expenses represented approximately 13.0% and 16.6% of total revenue for the three months ended March 2022 and 2021, respectively. The decrease in selling and marketing expenses was due to lower payroll expenses due to changes in personnel during the first three months of March 31, 2022.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, legal, accounting, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses decreased by $9,800, or 4.6%, to $204,900 for the three months ended March 31, 2022 from $214,700 for the same period in 2021. General and administrative expenses represented approximately 21.6% and 25.0% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

The decrease in general and administrative expense was primarily due to reduction of legal patent fees.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $19,600, or 5.2% to $382,700 for the three months ended March 31, 2022 from $363,100 for the same period in 2021. This represented approximately 40.3% and 42.2% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $5,033,300 and a working capital position of $4,398,700 as compared to cash of $4,755,300 and a working capital position of $4,316,500 at December 31, 2021. The increase in cash as of March 31, 2022 was primarily the result of cash provided by operations during the period. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months.

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended
	March 31,	March 31,
	2022	2021
Cash flows provided by operating activities	$278,000	$(6,300)
Cash flows used by investing activities	$-	$23,800
Cash flows provided by financing activities	$-	$-

Net cash flows provided by operating activities for the three months ended March 31, 2022 was $278,000 while net cash flows used for the three months ended March 31,2021 was $6,300. The increase in cash flows provided by operating activities is primarily the result of an increase in deferred revenue compared to the prior year period.

The Company had no cash related to investing activities for the three months ended March 31, 2022, while the Company had net cash flows of $23,800 provided by investing activities for the same periods ended March 31, 2021.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 31, 2022.

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

hopTo Inc.
(Registrant)

Date:	May 16, 2022

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

