Form 10-Q
period 2022-06-30
hopTo Inc.
filed 2022-08-15
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 15, 2022, there were issued and outstanding 18,826,342 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2022	2021

Assets

Current assets
Cash and cash equivalents	$5,207,200	$4,755,300
Marketable securities	332,100	417,600
Accounts receivable, net	504,700	558,600
Prepaid expenses and other current assets	99,200	52,700
Total current assets	6,143,200	5,784,200

Right-of-use assets	66,700	-
Property and equipment, net	6,900	8,200
Other assets	17,800	17,800
Total assets	$6,234,600	$5,810,200

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$240,000	$260,800
Accrued expenses	98,700	64,200
Accrued wages	121,700	108,900
Lease liabilities - current	10,200	-
Deferred revenue - current	1,298,000	1,033,800
Total current liabilities	1,768,600	1,467,700
Long-term liabilities
Lease liabilities	56,100	-
Deferred revenue	323,600	373,900
Total liabilities	2,148,300	1,841,600

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2022 or December 31, 2021	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,826,342 and 18,850,675 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,900	1,900
Additional paid-in capital	82,145,100	82,155,200
Accumulated deficit	(78,060,700)	(78,188,500)
Total stockholders’ equity	4,086,300	3,968,600
Total liabilities and stockholders’ equity	$6,234,600	$5,810,200

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Revenues:
Software licenses	$132,000	$174,800	$313,500	$374,200
Software service fees	808,600	702,700	1,556,300	1,342,000
Other	21,000	21,600	42,000	43,100
Total revenue	961,600	899,100	1,911,800	1,759,300

Cost of revenue:
Software service costs	13,500	13,500	27,000	27,000
Software product costs	35,300	32,100	99,200	62,800
Total cost of revenue	48,800	45,600	126,200	89,800

Gross profit	912,800	853,500	1,785,600	1,669,500

Operating expenses:
Selling and marketing	315,900	153,100	439,000	296,100
General and administrative	165,900	199,600	370,800	414,300
Research and development	380,800	364,500	763,500	727,600
Total operating expenses	862,600	717,200	1,573,300	1,438,000

Income from operations	50,200	136,300	212,300	231,500

Other income (loss):
Unrealized loss in marketable securities	(29,800)	12,400	(85,500)	26,600
Interest and other income	900	-	1,000	269,800
Other income (loss)	(28,900)	12,400	(84,500)	296,400
Income before provision for income taxes	21,300	148,700	127,800	527,900
Provision for income taxes	-	-	-	-
Net income	$21,300	$148,700	$127,800	$527,900

Net income per share, basic	$0.00	$0.01	$0.01	$0.03
Net income per share, diluted	$0.00	$0.01	$0.01	$0.03

Weighted average number of common shares outstanding
Basic	18,846,664	18,850,675	18,848,658	18,850,675
Diluted	19,089,238	19,092,981	19,091,102	19,092,981

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	18,850,675	$1,900	$82,155,200	$(79,240,700)	$2,916,400
Net income	-	-	-	379,200	379,200
Balance at March 31, 2021 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,861,500)	$3,295,600
Net income	-	-	-	148,700	148,700
Balance at June 30, 2021 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,712,800)	$3,444,300

Balance at December, 2021	18,850,675	$1,900	$82,155,200	$(78,188,500)	$3,968,600
Net income	-	-	-	106,500	106,500
Balance at March 31, 2022 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,082,000)	$4,075,100
Purchase of hopTo common stock	(24,333)	-	(10,100)	-	(10,100)
Net income	-	-	-	21,300	21,300
Balance at June 30, 2022 (unaudited)	18,826,342	$1,900	$82,145,100	$(78,060,700)	$4,086,300

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2022	2021

Cash flows from operating activities
Net income	$127,800	$527,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,300	500
Changes in allowance for doubtful accounts	1,100	5,600
Unrealized (gain) loss from marketable securities	85,500	(26,600)
Gain on sale of patents	-	(269,800)

Changes in operating assets and liabilities:
Accounts receivable	52,800	(55,000)
Prepaid expenses and other current assets	(46,500)	(87,500)
Accounts payable and accrued expenses	26,500	(18,100)
Lease liabilities	(400)	-
Deferred revenue	213,900	55,300
Net cash provided by operating activities	462,000	132,300

Cash flows from investing activities
Purchase of marketable securities	-	(290,600)
Purchase of hopTo common stock	(10,100)	-
Proceeds from sale of patents	-	269,800
Purchase of property and equipment	-	(3,400)
Net cash used by investing activities	(10,100)	(24,200)

Net change in cash	451,900	108,100
Cash and cash equivalents, beginning of the period	4,755,300	4,375,300
Cash and cash equivalents, end of the period	$5,207,200	$4,483,400

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts totaled $8,100 and $7,000, respectively.

Concentration of Credit Risk

For the six months ended June 30, 2022 and June 30, 2021, the Company had four resellers comprising 12.1%,11.8%, 10.6% and 10.1%, and two resellers comprising 11.2% and 10.2%, respectively, of total sales.

As of June 30, 2022 and December 31, 2021, the Company has five resellers comprising 23.0%, 18.9%, 14.8%, 10.2% and 10.0%, and four reseller comprising 39.7%, 15.0%, 11.9%, and 11.7%, 27.8%, respectively, of net accounts receivable.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of June 30, 2022 and December 31, 2021, representing 248,216 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method. During the three months ended June 30, 2022 and 2021, the Company had total common stock equivalents of 3,200 and 78,550 respectively, which were excluded from the computation of net income per share because they are anti-dilutive.

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

	June 30, 2022	December 31, 2021
Operating lease:
Operating lease right-of-use asset	$66,700	$-

Operating lease liability, current portion	$10,200	$-
Operating lease liability, net of current portion	56,100	-
Total operating lease liabilities	$66,300	$-

Weighted-average remaining lease term	2.2 years
weighted-average discount rate	0.41%

3. Property and Equipment

Property and equipment consisted of the following.

	June 30,	December 31,
	2022	2021

Equipment	$164,100	$164,100
Furniture and fixtures	1,600	1,600

	165,700	165,700

Less: accumulated depreciation	(158,800)	(157,500)

	$6,900	$8,200

Depreciation expense amounted to $1,300 and $500 for the six months ended June 30, 2022 and 2021, respectively.

4. Stockholders’ Equity

Stock-Based Compensation Plans

The following summarizes the stock option activity for the six months ended June 30, 2022:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2021	4,939	$3.86	1.59
Granted	-
Forfeited/cancelled	(1,739)
Outstanding at June 30, 2022	3,200	$4.27	1.85

Vested and expected to vest at June 30, 2022	3,200	$4.27	1.85

Exercisable at June 30, 2022	3,200	$4.27	1.85

The following table summarizes information about options outstanding and exercisable as of June 30, 2022:

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$2.00 - 4.00	1,667	2.45	$2.06	1,667	$2.06
4.20 - 6.68	1,533	1.19	6.68	1,533	6.68
	3,200			3,200

Shares of Common Stock Issued

During the three and six-month periods ending June 30, 2022 and for the same periods ending 2021, the Company did not issue any shares of common stock.

Warrants

As of June 30, 2022 and December 31, 2021, the Company had 248,216 warrants outstanding. The warrants outstanding at June 30, 2022 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Revenue by Country
United States	$388,900	$364,700	$779,500	$712,200
Brazil	256,500	174,600	467,500	348,600
Japan	53,000	115,800	125,900	232,200
The Netherland	84,100	48,200	148,200	94,800
Other Countries	179,100	195,800	390,700	371,500
Total	$961,600	$899,100	1,911,800	1,759,300

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the three months ended June 30, 2022 and 2021, the Company contributed a total of $3,500 and $3,200, respectively. During the six months ended June 30, 2022 and 2021, the Company contributed a total of $15,400 each of these same periods.

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

Supplemental balance sheet information related to leases as of June 30, 2022 is as follows:

Future minimum lease payments:
2022	$15,200
2023	30,700
2024	20,700
Total future minimum lease payments	$66,600
Less: Lease imputed interest	300
Total	$66,300

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

Results of Operations for the Three-Month Periods Ended June 30, 2022 and 2021

The following are the results of our operations for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

	For the Three Months Ended
	June 30,	June 30,
	2022	2021	$ Change
	(unaudited)	(unaudited)
Revenues	$961,700	$899,100	$62,500
Cost of revenues	48,800	45,600	3,200
Gross profit	912,900	853,500	59,300

Operating expenses:
Selling and marketing	315,900	153,100	162,800
General and administrative	165,900	199,600	(33,700)
Research and development	380,800	364,500	16,300
Total operating expenses	862,600	717,200	145,400

Income from operations	50,300	136,300	(86,100)

Other income (loss):
Unrealized gain on marketable securities	(29,900)	12,400	(42,200)
Interest and other income	900	-	900
Other income (loss)	(29,000)	12,400	(41,300)
Income before provision for income taxes	21,300	148,700	(127,400)
Net income	$21,300	$148,700	$(127,400)

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the three months ended June 30, 2022 and 2021.

	For the Three Months Ended
	June 30,	June 30,
	2022	2021	$ Change
Revenue
Software Licenses
Windows	$122,400	$169,300	$(46,900)
UNIX/Linux	9,600	5,500	4,100
Total	132,000	174,800	(42,800)

Software Service Fees
Windows	776,600	657,700	118,900
UNIX/Linux	32,000	45,000	(13,000)
Total	808,600	702,700	105,900

Other	21,000	21,600	(600)
	$961,600	$899,100	$62,500

Software Licenses

Windows software licenses revenue decreased by $46,900 or 27.7% to $122,400 during the three months ended June 30, 2022, from $169,300 for the same period in 2021. The decrease was primarily due to lower level of stocking orders and standard licenses orders sold for the three months ended June 30,2022.

Software licenses revenue from our UNIX/Linux products increased by $4,100 or 74.5% to $9,600 for the three months ended June 30, 2022 from $5,500 for the same periods of 2021. The increase was primarily due to higher revenue from stocking order licenses, offset by lower level of standard license sale.

Software Service Fees

Service fees attributable to our Windows product service increased by $118,900 or 18.1% to $776,600 during three months ended June 30, 2022, from $657,700 for the same period in 2021. The increase was due to an increase in maintenance renewals from existing customers and higher subscription license orders.

Service fees revenue attributable to our UNIX products decreased by $13,000 or 28.9% to $32,000 during the three months ended June 30, 2022, from $45,000 for the same period in 2021. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of a long-term maintenance contract.

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

Cost of revenue for the three months ended June 30, 2022 increased by $3,200, or 7.0%, to $48,800 for the three months ended June 30, 2022 from $45,600 for the same period in 2021. Cost of revenue 5.1% of total revenue for the three months ended June 30, 2022 and for the same period in 2021. The increase was due to import tax withholdings associated with higher revenue from Brazil resellers for the three-month period ended June 30, 2022.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $162,800, or 106.3%, to $315,900 for the three months ended June 30, 2022 from $153,100 for the same period in 2021. Selling and marketing expenses represented approximately 32.9% and 22.2% of total revenue for the three months ended June 30 2022 and 2021, respectively. The increase in selling and marketing expenses was due to an increase in consulting services as we continue to expand our sales and marketing initiatives for the three months ended June 30, 2022.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, legal, accounting, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses decreased by $33,700, or 16.9%, to $165,900 for the three months ended June 30, 2022 from $199,600 for the same period in 2021. General and administrative expenses represented approximately 17.3% and 22.2% of total revenue for the three months ended June 30, 2022 and 2021, respectively.

The decrease in general and administrative expense was primarily due to reduction in outside service fees and employee related expenses during the three months ended June 30, 2022.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $16,300, or 4.5% to $380,800 for the three months ended June 30, 2022 from $364,500 for the same period in 2021. This represented approximately 39.6% and 40.5% of total revenue for the three months ended June 30, 2022 and 2021, respectively.

The increase in research and development expense was primarily due to an increase in wages and software subscriptions during the three months ended June 30, 2022.

Other Income

Other income decreased by $127,400 for the three months ended June 30, 2022, compared to the same periods in 2021. The decrease primarily due to a decline in the value of marketable securities relative to the three months ended June 30,2021.

Results of Operations for the Six-Month Periods Ended June 30, 2022 and 2021

	For the Six Months Ended
	June 30,	June 30,
	2022	2021	$ Change
	(Unaudited)	(Unaudited)
Revenues	$1,911,800	$1,759,300	$152,500
Cost of revenues	126,200	89,800	36,400
Gross profit	1,785,600	1,669,500	116,100

Operating expenses:
Selling and marketing	439,000	296,100	142,900
General and administrative	370,800	414,300	(43,500)
Research and development	763,500	727,600	35,900
Total operating expenses	1,573,300	1,438,000	135,300

Income from operations	212,300	231,500	(19,200)

Other income:
Unrealized gain on marketable securities	(85,500)	26,600	(112,100)
Other income	1,000	269,800	(268,800)
	(84,500)	296,400	(380,900)
Income before provision for income taxes	127,800	527,900	(400,100)
Provision for income taxes	-	-	-
Net income	$127,800	$527,900	$(400,100)

Revenues

The following is a summary of our revenues by category for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended
	June 30,	June 30,
	2022	2021	$ Change
Revenue
Software Licenses
Windows	$299,500	$351,200	$(51,700)
UNIX/Linux	14,000	23,000	(9,000)
Total	313,500	374,200	(60,700)

Software Service Fees
Windows	1,491,200	1,247,900	243,300
UNIX/Linux	65,100	94,100	(29,000)
Total	1,556,300	1,342,000	214,300

Other	42,000	43,100	(1,100)
	$1,911,800	$1,759,300	$152,500

Software Licenses

Windows software licenses revenue decreased by $51,700 or 14.7% to $299,500 during the six months ended June 30, 2022, from $351,200 for the same period in 2021. The decrease for the six months ended June 30,2022 was due to lower license orders from standard licenses, offset by increase of stocking orders.

Software licenses revenue from our UNIX/Linux products decreased by $9,000 or 39.1% to $14,000 for the six months ended June 30, 2022 from $54,900 for the same period of 2021. The decrease was primarily due to lower revenue from standard order licenses offset by higher stocking order licenses during the six months ended June 30,2022.

Software Service Fees

Service fees attributable to our Windows product service increased by $243,300 or 19.5% to $1,491,200 during the six months ended June 30, 2022, from $1,247,900 for the same period in 2021. The increase was due to an increase in maintenance renewals from existing customers and higher subscription license orders.

Service fees revenue attributable to our UNIX products decreased by $29,000 or 30.8% to $65,100 during the six months ended June 30, 2022, from $94,100 for the same period in 2021. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of a long-term maintenance contract.

Other

Other revenue consists of private labeling fees, professional services, and other non-recurring revenues. Other revenue decreased by $1,100 or 2.62% for the six months ended June 30, 2022, compared to the same period in 2021.

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

Cost of revenue for the six months ended June 30, 2022 increased by $36,400, or 40.5%, to $126,200 for the six months ended June 30, 2022 from $89,800 for the same period in 2021. Cost of revenue represented 6.6% and 5.1% of total revenue for the six months ended June 30, 2022 and 2021, respectively. The primarily increase was due to increase import tax withholdings associated with higher revenue from Brazil resellers for the six-month period ended June 30, 2022.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $142,900, or 48.3%, to $439,000 for the six months ended June 30, 2022 from $296,100 for the same period in 2020. Selling and marketing expenses represented approximately 19.4% and 23.5% of total revenue for the six months ended June 2022 and 2021, respectively. The increase in selling and marketing expenses was due to an increase in consulting services as we continue to expand our sales and marketing initiatives.

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

General and administrative expenses decreased by $43,500, or 10.5%, to $370,800 for the six months ended June 30, 2022 from $414,300 for the same period in 2021. General and administrative expenses represented approximately 19.4% and 23.5% of total revenue for the six months ended June 30, 2022 and 2021, respectively.

The decrease in general and administrative expense was primarily due to reduction of employee related fees, outside service fees and patent legal fees.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $35,900, or 4.9% to $763,500 for the six months ended June 30, 2022 from $727,600 for the same period in 2021. This represented approximately 39.9% and 41.4% of total revenue for the six months ended June 30, 2022 and 2021, respectively.

The increase in research and development expense was primarily due to increase in wages and software subscriptions.

Other Income

Other income decreased by $380,900 for the six months ended June 30, 2022, compare to the same periods in 2021 was primarily related to income from the sale of certain patents and unrealized gain of marketable securities during the prior year.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $5,207,200 and a working capital position of $4,374,600 as compared to cash of $4,755,300 and a working capital position of $4,316,500 at December 31, 2021. The increase in cash as of June 30, 2022 was primarily the result of cash provided by operations during the period. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months.

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended
	June 30,	June 30,
	2022	2021
Cash flows provided by operating activities	$462,200	$132,300
Cash flows used in investing activities	$(10,100)	$(24,200)
Cash flows provided by financing activities	$-	$-

Net cash flows provided by operating activities for the three months ended June 30, 2022 was $462,000 while net cash flows provided for the three months ended June 30,2021 was $132,300. The increase in cash flows provided by operating activities is the result of an increase in deferred revenue and change in value in marketable securities compared to the prior year period.

The Company had net cash flows of $10,100 used in investing activities for the six months ended June 30, 2022, while the Company had net cash flows of $24,200 for the same periods ended June 30, 2021. The Company expended $10,100 on the repurchase of 24,333 shares of treasury stock during the six months ended June 30,2022.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

hopTo Inc.
(Registrant)

Date:	August 15, 2022

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

