Form 10-Q
period 2022-09-30
hopTo Inc.
filed 2022-11-14
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 15, 2022, there were issued and outstanding 18,826,342 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2022	2021
Assets

Current assets
Cash and cash equivalents	$4,821,400	$4,755,300
Marketable securities	314,200	417,600
Accounts receivable, net	364,200	558,600
Prepaid expenses and other current assets	309,100	52,700
Total current assets	5,808,900	5,784,200

Right-of-use assets	59,200	-
Property and equipment, net	6,100	8,200
Other assets	22,900	17,800
Total assets	$5,897,100	$5,810,200

Liabilities and Stockholders Equity

Current liabilities
Accounts payable	$246,200	$260,800
Accrued expenses	81,000	64,200
Accrued wages	137,700	108,900
Lease liabilities - current	10,200	-
Deferred revenue - current	1,126,200	1,033,800
Total current liabilities	1,601,300	1,467,700
Long-term liabilities
Lease liabilities	48,600	-
Deferred revenue	305,300	373,900
Total liabilities	1,955,200	1,841,600

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2022 or December 31, 2021	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,826,342 and 18,850,675 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,900	1,900
Additional paid-in capital	82,145,100	82,155,200
Accumulated deficit	(78,205,100)	(78,188,500)
Total stockholders’ equity	3,941,900	3,968,600
Total liabilities and stockholders’ equity	$5,897,100	$5,810,200

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Revenues:
Software licenses	$135,500	$167,600	$449,000	$541,800
Software service fees	823,800	730,100	2,380,100	2,072,100
Other	20,900	21,700	62,900	64,800
Total revenue	980,200	919,400	2,892,000	2,678,700

Cost of revenue:
Software service costs	13,500	13,500	40,500	40,500
Software product costs	36,300	22,600	135,500	85,300
Total cost of revenue	49,800	36,100	176,000	125,800

Gross profit	930,400	883,300	2,716,000	2,552,900

Operating expenses:
Selling and marketing	248,600	152,000	687,600	448,100
General and administrative	429,900	162,400	800,700	576,800
Research and development	379,000	354,300	1,142,500	1,081,900
Total operating expenses	1,057,500	668,700	2,630,800	2,106,800

Income from operations	(127,100)	214,600	85,200	446,100

Other income (loss):
Unrealized gain (loss) in marketable securities	(17,800)	146,800	(103,300)	173,400
Interest and other income	500	-	1,500	269,800
Other income (loss)	(17,300)	146,800	(101,800)	443,200
Income before provision for income taxes	(144,400)	361,400	(16,600)	889,300
Provision for income taxes	-	-	-	-
Net income (loss)	$(144,400)	$361,400	$(16,600)	$889,300

Net income (loss) per share, basic	$(0.01)	$0.02	$(0.00)	$0.05
Net income (loss) per share, diluted	$(0.01)	$0.02	$(0.00)	$0.05

Weighted average number of common shares outstanding
Basic	18,846,664	18,850,675	18,848,658	18,850,675
Diluted	18,846,664	19,092,182	18,848,658	19,092,981

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	18,850,675	$1,900	$82,155,200	$(79,240,700)	$2,916,400
Net income	-	-	-	379,200	379,200
Balance at March 31, 2021 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,861,500)	$3,295,600
Net income	-	-	-	148,700	148,700
Balance at June 30, 2021 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,712,800)	$3,444,300
Net income	-	-	-	361,400	361,400
Balance at September 30, 2021 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,351,400)	$3,805,700

Balance at December, 2021	18,850,675	$1,900	$82,155,200	$(78,188,500)	$3,968,600
Net income	-	-	-	106,500	106,500
Balance at March 31, 2022 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,082,000)	$4,075,100
Purchase of hopTo treasury stock	(24,333)	-	(10,100)	-	(10,100)
Net income	-	-	-	21,300	21,300
Balance at June 30, 2022 (unaudited)	18,826,342	$1,900	$82,145,100	$(78,060,700)	$4,086,300
Net loss	-	-	-	(144,400)	(144,400)
Balance at September 30, 2022 (unaudited)	18,826,342	$1,900	$82,145,100	$(78,205,100)	$3,941,900

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2022	2021

Cash flows from operating activities
Net income (loss)	$(16,600)	$889,300
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,100	800
Changes in allowance for doubtful accounts	2,000	5,400
Unrealized (gain) loss from marketable securities	103,400	(173,400)
Gain on sale of patents	-	(269,800)

Changes in operating assets and liabilities:
Accounts receivable	192,400	(45,000)
Prepaid expenses and other current assets	(261,500)	1,200
Accounts payable and accrued expenses	31,000	(60,500)
Lease liabilities	(400)	-
Deferred revenue	23,800	(139,200)
Net cash provided by operating activities	76,200	208,800

Cash flows from investing activities
Purchase of marketable securities	-	(290,500)
Purchase of hopTo common stock	(10,100)	-
Proceeds from sale of patents	-	269,800
Purchase of property and equipment	-	(3,400)
Net cash used by investing activities	(10,100)	(24,100)

Net change in cash	66,100	184,700
Cash and cash equivalents, beginning of the period	4,755,300	4,375,300
Cash and cash equivalents, end of the period	$4,821,400	$4,560,000

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of September 30, 2022 and December 31, 2021, the allowance for doubtful accounts totaled $9,000 and $7,000, respectively.

Concentration of Credit Risk

For the nine months ended September 30, 2022, the Company had one reseller comprising 13.4%, and two resellers each comprising 12.3% of total sales. For the same periods ended September 30, 2021, the Company had three resellers comprising 24.5%, 14.6% and 13.5% of total sales.

As of September 30, 2022 and December 31, 2021, the Company has three resellers comprising 28.9%, 25.7%, and 13.8% and four resellers comprising 39.7%, 15.0%, 11.9%, and 11.7%, 27.8%, respectively, of net accounts receivable.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of September 30, 2022 and December 31, 2021, representing 248,216 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method. During the three months ended September 30, 2022 and 2021, the Company had total common stock equivalents of 3,200 and 65,217 respectively, which were excluded from the computation of net income per share because they are anti-dilutive.

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

	September 30, 2022	December 31, 2021
Operating lease:
Operating lease right-of-use asset	$59,200	$-

Operating lease liability, current portion	$10,200	$-
Operating lease liability, net of current portion	48,600	-
Total operating lease liabilities	$58,800	$-

Weighted-average remaining lease term	1.9 years
weighted-average discount rate	0.41%

3. Property and Equipment

Property and equipment consisted of the following.

	September 30,	December 31,
	2022	2021

Equipment	$164,100	$164,100
Furniture and fixtures	1,600	1,600

	165,700	165,700

Less: accumulated depreciation	(159,600)	(157,500)

	$6,100	$8,200

Depreciation expense amounted to $2,100 and $800 for the nine months ended September 30, 2022 and 2021, respectively.

4. Stockholders’ Equity

Stock-Based Compensation Plans

The following summarizes the stock option activity for the nine months ended September 30, 2022:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2021	4,939	$3.86	1.59
Granted	-
Forfeited/cancelled	(1,739)
Outstanding at September 30, 2022	3,200	$4.27	1.60

Vested and expected to vest at September 30, 2022	3,200	$4.27	1.60

Exercisable at September 30, 2022	3,200	$4.27	1.60

The following table summarizes information about options outstanding and exercisable as of September 30, 2022:

	Options Outstanding			Options Exercisable
			Weighted-		Weighted-
Range of		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price

$2.00 - 4.00	1,667	2.20	$2.06	1,667	$2.06
4.20 - 6.68	1,533	0.94	6.68	1,533	6.68
	3,200			3,200

Shares of Common Stock Issued

During the three and nine-month periods ending September 30, 2022 and for the same periods ending 2021, the Company did not issue any shares of common stock.

Warrants

As of September 30, 2022 and December 31, 2021, the Company had 248,216 warrants outstanding. The warrants outstanding at September 30, 2022 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Revenue by Country
United States	$388,900	$379,300	$1,180,000	$1,091,500
Brazil	256,500	174,600	736,400	600,200
Japan	53,000	115,800	162,300	298,700

Other Countries	281,800	249,700	813,300	688,300
Total	$980,200	$919,400	2,892,000	2,678,700

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the three months ended September 30, 2022 and 2021, the Company contributed a total of $600 each of these same periods. During the nine months ended September 30, 2022 and 2021, the Company contributed a total of $16,000 and $18,000, respectively.

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

Supplemental balance sheet information related to leases as of September 30, 2022 is as follows:

Future minimum lease payments:
2022	$7,700
2023	30,700
2024	20,700
Total future minimum lease payments	$59,100
Less: Lease imputed interest	300
Total	$58,800

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

Results of Operations for the Three-Month Periods Ended September 30, 2022 and 2021

The following are the results of our operations for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

	For the Three Months Ended
	September 30,	September 30,
	2022	2021	$ Change
	(unaudited)	(unaudited)

Revenues	$980,200	$919,400	$60,800
Cost of revenues	49,800	36,100	13,700
Gross profit	930,400	883,300	47,100

Operating expenses:
Selling and marketing	248,600	152,000	96,600
General and administrative	429,900	162,400	267,500
Research and development	379,000	354,300	24,700
Total operating expenses	1,057,500	668,700	388,800

Income from operations	(127,100)	214,600	(341,700)

Other income (loss):
Unrealized gain on marketable securities	(17,800)	146,800	(164,600)
Interest and other income	500	-	500
Other income (loss)	(17,300)	146,800	(164,100)
Income before provision for income taxes	(144,400)	361,400	(505,800)
Net income (loss)	$(144,400)	$361,400	$(505,800)

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended
	September 30,	September 30,
	2022	2021	$ Change
Revenue
Software Licenses
Windows	$134,000	$151,700	$(17,700)
UNIX/Linux	1,500	15,900	(14,400)
Total	135,500	167,600	(32,100)

Software Service Fees
Windows	795,200	684,500	110,700
UNIX/Linux	28,600	45,600	(17,000)
Total	823,800	730,100	93,700

Other	20,900	21,700	(800)
	$980,200	$919,400	$60,800

Software Licenses

Windows software licenses revenue decreased by $17,000 or 11.7% to $134,000 during the three months ended September 30, 2022, from $151,700 for the same period in 2021. The decrease was primarily due to lower level of standard licenses orders sold for the three months ended September 30, 2022.

Software licenses revenue from our UNIX/Linux products decreased by $14,100 or 90.6% to $1,500 for the three months ended September 30, 2022 from $15,900 for the same periods of 2021. The decrease was due to lower revenue from stocking order licenses and lower standard license sale.

Software Service Fees

Service fees attributable to our Windows product service increased by $110,700 or 16.2% to $795,200 during three months ended September 30, 2022, from $684,500 for the same period in 2021. The increase was due to an increase in subscriptions and maintenance renewals from existing customers.

Service fees revenue attributable to our UNIX products decreased by $17,000 or 37.3% to $28,600 during the three months ended September 30, 2022, from $45,600 for the same period in 2021. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of a long-term maintenance contract.

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

Cost of revenue for the three months ended September 30, 2022 increased by $13,700, or 38.0%, to $49,800 for the three months ended September 30, 2022 from $36,100 for the same period in 2021. Cost of revenue 5.6% of total revenue for the three months ended September 30, 2022 and for the same period in 2021. The increase was due to import tax withholdings associated with higher revenue from Brazil resellers for the three-month period ended September 30, 2022.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $96,600, or 63.3%, to $248,600for the three months ended September 30, 2022 from $152,000 for the same period in 2021. Selling and marketing expenses represented approximately 25.4% and 16.5% of total revenue for the three months ended September 30 2022 and 2021, respectively.

The increase in selling and marketing expenses was primarily due to an increase in consulting services as we continue to expand our sales and marketing initiatives for the three months ended September 30, 2022.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, legal, accounting, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses decreased by $267,500, or 164.7%, to $429,900 for the three months ended September 30, 2022 from $162,400 for the same period in 2021. General and administrative expenses represented approximately 43.9% and 17.7% of total revenue for the three months ended September 30, 2022 and 2021, respectively.

The increase in general and administrative expense was primarily due increase in employee related expenses and board of director fees granted during the three months ended September 30, 2022, that were not paid in the prior year period.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $24,700, or 7.0% to $379,000 for the three months ended September 30, 2022 from $354,300 for the same period in 2021. This represented approximately 38.7% and 38.5% of total revenue for the three months ended September 30, 2022 and 2021, respectively.

The increase in research and development expense was primarily due to an increase in wages and software subscriptions during the three months ended September 30, 2022.

Other Income

Other income decreased by $164,100 for the three months ended September 30, 2022, compared to the same periods in 2021. The decrease primarily due to a decline in the value of marketable securities relative to the three months ended September 30,2021.

Results of Operations for the Nine-Month Periods Ended September 30, 2022 and 2021

	For the Nine Months Ended
	September 30,	September 30,
	2022	2021	$ Change
	(Unaudited)	(Unaudited)

Revenues	$2,892,000	$2,678,700	$213,300
Cost of revenues	176,000	125,800	50,200
Gross profit	2,716,000	2,552,900	163,100

Operating expenses:
Selling and marketing	687,600	448,100	239,500
General and administrative	800,700	576,800	223,900
Research and development	1,142,500	1,081,900	60,600
Total operating expenses	2,630,800	2,106,800	524,000

Income from operations	85,200	446,100	(360,900)

Other income:
Unrealized gain on marketable securities	(103,300)	173,400	(276,700)
Interest and other income	1,500	269,800	(268,300)
	(101,800)	443,200	(545,000)
Income before provision for income taxes	(16,600)	889,300	(905,900)
Provision for income taxes	-	-	-
Net income (loss)	$(16,600)	$889,300	$(905,900)

Revenues

The following is a summary of our revenues by category for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended
	September 30,	September 30,
	2022	2021	$ Change
Revenue
Software Licenses
Windows	$433,500	$502,900	$(69,400)
UNIX/Linux	15,500	38,900	(23,400)
Total	449,000	541,800	(92,800)

Software Service Fees
Windows	2,286,400	1,932,300	354,100
UNIX/Linux	93,700	139,700	(46,000)
Total	2,380,100	2,072,000	308,100

Other	62,900	64,900	(2,000)
	$2,892,000	$2,678,700	$213,300

Software Licenses

Windows software licenses revenue decreased by $69,400 or 13.8% to $433,500 during the nine months ended September 30, 2022, from $502,900 for the same period in 2021. The decrease for the nine months ended September 30,2022 was due to lower license orders from standard licenses, offset by increase of stocking orders.

Software licenses revenue from our UNIX/Linux products decreased by $23,400 or 60.2% to $15,500 for the nine months ended September 30, 2022 from $38,900 for the same period of 2021. The decrease was primarily due to lower revenue from standard order licenses during the nine months ended September 30,2022.

Software Service Fees

Service fees attributable to our Windows product service increased by $354,100 or 18.3% to $2,286,400 during the nine months ended September 30, 2022, from $1,932,300 for the same period in 2021. The increase was due to an increase in maintenance renewals from existing customers and higher subscription license orders.

Service fees revenue attributable to our UNIX products decreased by $46,000 or 32.9% to $93,700 during the nine months ended September 30, 2022, from $139,700 for the same period in 2021. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of a long-term maintenance contract.

Other

Other revenue consists of private labeling fees, professional services, and other non-recurring revenues. Other revenue decreased by $2,000 or 3.1% for the nine months ended September 30, 2022, compared to the same period in 2021.

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

Cost of revenue for the nine months ended September 30, 2022 increased by $50,200, or 39.9%, to $176,000 for the nine months ended September 30, 2022 from $125,800 for the same period in 2021. Cost of revenue represented 6.3% and 4.7% of total revenue for the nine months ended September 30, 2022 and 2021, respectively. The primarily increase was due to increase import tax withholdings associated with higher revenue from Brazil resellers for the nine-month period ended September 30, 2022.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $239,500, or 53.4%, to $687,600 for the nine months ended September 30, 2022 from $448,100 for the same period in 2021. Selling and marketing expenses represented approximately 23.8% and 16.7% of total revenue for the nine months ended September 2022 and 2021, respectively. The increase in selling and marketing expenses was due to an increase in employee related expenses and consulting services as we continue to expand our sales and marketing initiatives.

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

General and administrative expenses increased by $223,900, or 38.8%, to $800,700 for the nine months ended September 30, 2022 from $576,800 for the same period in 2021. General and administrative expenses represented approximately 27.7% and 21.5% of total revenue for the nine months ended September 30, 2022 and 2021, respectively.

The increase in general and administrative expense was primarily due to increase of employee related fees and board of director fees paid that were not paid in the prior year period.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $60,600, or 5.6% to $1,142,500 for the nine months ended September 30, 2022 from $1,081,900 for the same period in 2021. This represented approximately 39.5% and 40.4% of total revenue for the nine months ended September 30, 2022 and 2021, respectively.

The increase in research and development expense was primarily due to increase in wages and software subscriptions.

Other Income (Expense)

Other income decreased by $545,000 for the nine months ended September 30, 2022, compare to the same periods in 2021 was primarily related to income from the sale of certain patents and unrealized gain of marketable securities during the prior year.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $4,821,400 and a working capital position of $4,207,600 as compared to cash of $4,755,300 and a working capital position of $4,316,500 at December 31, 2021. The increase in cash as of September 30, 2022 was primarily the result of cash provided by operations during the period. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months.

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash flows provided by operating activities	$76,200	$208,800
Cash flows used in investing activities	$(10,100)	$(24,100)
Cash flows provided by financing activities	$-	$-

Net cash flows provided by operating activities for the nine months ended September 30, 2022 was $76,200 while net cash flows provided for the nine months ended September 30,2021 was $208,800. The decrease in cash flows used in operating activities is the result of an increase in accounts receivable and deferred revenue and offset by decrease in prepaid assets and change in value in marketable securities compared to the prior year period.

The Company had net cash flows of $10,100 used in investing activities for the nine months ended September 30, 2022, while the Company had net cash flows of $24,100 for the same periods ended September 30, 2021. The Company expended $10,100 on the repurchase of 24,333 shares of treasury stock during the nine months ended September 30,2022.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

hopTo Inc.
(Registrant)

Date:	November 14, 2022

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

