Form 10-K
period 2022-12-31
hopTo Inc.
filed 2023-04-14
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the Registrant’s common stock held by non-affiliates was $4,498,714.

As of March 31, 2023, there were outstanding 18,826,342 shares of the Registrant’s common stock.

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

For the year ended December 31, 2022, we had two resellers that represented more than 23.8% and 10% of sales and four resellers that represented 18.5%, 18.3%, 17.4%, and 16.0% of accounts receivable, respectively. For the year ended December 31, 2021, we had one reseller that represented more than 27.8% of sales and three resellers that represented 51.5%, 15.0%, and 11.9% of accounts receivable, respectively. For the purposes of this description, “sales” refers to the dollar value of orders received from these customers and partners in the period indicated. The sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees.

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

Employees

As of March 31, 2023, we had a full-time equivalent of 14.5 total employees, including 4 in marketing, sales and support, 8.5 in research and development (which is inclusive of employees who may also perform customer service related activities), 2 in administration and finance. We believe our relationship with our employees is good. None of our employees are covered by a collective bargaining agreement.

Recent Developments

The Company does not have recent developments.

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

We have experienced significant operating and net losses since we began operations. After years of losses, we had net income for 2021 of $1,052,200 and 2022 of $123,000; however, such improvement in our financial performance could reverse if our GO-Global business, our only source of revenue, declines or if we are unable to maintain control over our expenses. Income from each year was partially a result of unique one-time transactions that are not expecting to continue.

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

We have incurred significant net losses since our inception. As of December 31, 2022, we had an accumulated deficit of $78,065,500 and a working capital of $4,307,400. Our ability to continue to generate net profits and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks, some of which are described in this Annual Report on Form 10-K. As a small company, we have limited ability to deploy new revenue increasing opportunities, and limited flexibility to respond to unforeseen adverse developments, such as customer losses, adverse market developments or unanticipated expenses. Although our current operating plan does not call for the raising of new capital, if we need to raise new capital, our ability to do so is extremely limited given our small market capitalization and the limited volume in the trading of our common stock.

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

Sales of products within our GO-Global product families are likely to be our only source of revenue during 2023.

Sales of products within our GO-Global product families, and related enhancements, were our only source of revenue during 2022 and will continue to be our only source of revenue during 2023. The success, if any, of our new GO-Global releases may depend on a number of factors, including market acceptance of the new GO-Global releases and our ability to manage the risks associated with introducing such releases. Declines in demand for our GO-Global products could occur as a result of, among other factors:

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

As of December 31, 2022, we had outstanding warrants for an aggregate of 248,216 shares of common stock, at a weighted average exercise price of $0.01 per share. As of December 31, 2022, we had no outstanding options exercisable. The holders may sell these shares exercisable under warrants or options in the public markets from time to time. In addition, if our stock price rises, more outstanding warrants and options will be “in-the-money” and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Our common stock is quoted on the FINRA OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted under the symbol “HPTO” on the OTC Bulletin Board market (“OTCBB”) operated by FINRA (Financial Industry Regulatory Authority) and on the OTC Markets Group QB PINK (“OTC PINK”). Neither the OTCBB nor the OTC PINK is a “national securities exchange,” and in general, each is a significantly more limited market than the markets operated by the New York Stock Exchange and NASDAQ. The quotation of our shares on the OTCBB and the OTC PINK could result in a less liquid market being available for existing and potential stockholders to trade shares of our common stock, which could depress the trading price of our common stock and have a long-term adverse impact on our ability to raise capital in the future. Because of the limited trading market for our common stock, and because of the significant price volatility, investors may not be able to sell their shares of common stock when they want to do so. We may not support any continued trading market for our shares.

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

On March 31, 2023 there were approximately 47 holders of record of our common stock.

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

For the years ended December 31, 2022 and 2021, revenue recognition was determined by

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 or 2021.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of December 31, 2022 and 2021, the allowance for doubtful accounts totaled $5,600 and $7,000, respectively.

Software Development Costs

Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company did not capitalize any software development costs during 2022 or 2021. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during the year ended December 31, 2022 or 2021.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. As of December 31, 2022, the Company had approximately $4,787,300 of cash with financial institutions in excess of FDIC insurance limits.

For the year ended December 31, 2022, we had two resellers that represented more than 23.8% and 10% of sales and four resellers that represented 18.5%, 18.3%, 17.4%, and 16.0% of accounts receivable, respectively. For the year ended December 31, 2021, we had one reseller that represented more than 27.8% of sales and three resellers that represented 51.5%, 15.0%, and 11.9% of accounts receivable, respectively. For the purposes of this description, “sales” refers to the dollar value of orders received from these customers and partners in the period indicated. The sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of December 31, 2022 and 2021, representing 248,216 outstanding in-the-money warrants, were included in the computation of diluted net income (loss) per share using the Treasury Stock Method. During the year ended December 31, 2022 and 2021, the Company had total common stock equivalents of 0 and 4,946 shares, respectively, which excluded from the computation of net income per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due to the nature of the accounts and their short-term maturities.

Results of Operations for the Year Ended December 31, 2022 and 2021

The following is a comparison of the results of our operations for the years ended December 31, 2022 and 2021.

	For the Year Ended
	December 31,	December 31,
	2022	2021

Revenues:
Software licenses	621,800	737,800
Software service fees	3,202,900	2,788,500
Other	83,900	86,400
Total Revenue	3,908,600	3,612,700

Cost of Revenue:
Software service costs	51,400	54,000
Software product costs	186,400	112,500
Total cost of revenue	237,800	166,500

Gross profit	$3,670,800	$3,446,200

Operating expenses:
Selling and marketing	926,000	606,600
General and administrative	1,002,400	748,800
Research and development	1,524,800	1,435,400
Total operating expenses	3,453,200	2,790,800

Income from operations	217,600	655,400

Other income (loss):
Interest & Other Income	4,300	269,800
Unrealized gain (loss)	(98,900)	127,000
Other income (loss)	(94,600)	396,800

Income before provision for income taxes	123,000	1,052,200
Provision for income taxes	-	-
Net income	$123,000	$1,052,200

Net income per share, basic	$0.01	$0.06
Net income per share, diluted	$0.01	$0.06

Weighted average number of common shares outstanding
Basic	18,848,841	18,850,675
Diluted	19,091,415	19,092,837

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

The following is a summary of our revenues by category for the year ended December 31, 2022 and 2021.

	For the Year Ended
	December 31,	December 31,
	2022	2021	$ Change	% Change
Revenue
Software Licenses
Windows	$591,500	$673,400	$(81,900)	-12.2%
UNIX/Linux	30,300	64,400	(34,100)	-53.0%
Total	621,800	737,800	(116,000)	-15.7%

Software Service Fees
Windows	3,078,600	2,604,700	473,900	18.2%
UNIX/Linux	124,300	183,800	(59,500)	-32.4%
Total	3,202,900	2,788,500	414,400	14.9%

Other	83,900	86,400	(2,500)	-2.9%
Total	$3,908,600	$3,612,700	$295,900	8.2%

Software Licenses

Windows software licenses revenue decreased by $81,900 or 12.2% to $591,500 during the year ended December 31, 2022, from $673,400 as compared to 2021.

The decrease for year ended December 31,2022 was due to lower license orders from standard licenses, offset by increase of stocking orders.

Software licenses revenue from our UNIX/Linux products decreased by $34,100 or 53.0% to $30,300 during the year ended December 31, 2022 from $64,400 as compared to 2021. The decrease was primarily due to lower revenue from standard order licenses as we continue to focus primarily on our Windows products.

Software Service Fees

Service fees attributable to our Windows product service increased by $473,900 or 18.2% to $3,078,600 during the year ended December 31, 2022, from $2,604,700 as compared to 2021. The increase was primarily due to higher subscription revenue and higher revenue recognized from deferred maintenance support fees.

Service fees revenue attributable to our UNIX products decreased by $59,500 or 32.4% to $124,300 during the year ended December 31, 2022, from $183,800 as compared to 2021.

The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of a long-term maintenance contract.

Other

Other revenue consists of private labeling fees, professional services, and non-recurring revenues. Other revenue decreased by $2,500 or 2.9% to $83,900 for the year ended December 31, 2022, from $86,400 compared to 2021.

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

Cost of revenue for the year ended December 31, 2022 increased by $71,300, or 42.8%, to $237,800 as compared to $166,500 for 2021. Cost of revenue represented 6.1% and 4.6% of total revenue for the year ended December 31, 2022 and 2021, respectively. The primarily increase was due to increase import tax withholdings associated with higher revenue from Brazil resellers for the period ended December 31, 2022.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $319,400, or 52.7%, to $926,000 for the year ended December 31, 2022 from $606,600 as compared to 2021. Selling and marketing expenses represented approximately 23.7% and 16.8% of total revenue for the year ended December 31, 2022 and 2021, respectively. The increase in selling and marketing expenses was due to an increase and increase in employee related expenses and consulting services as we continue to expand our sales and marketing initiatives.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, depreciation and amortization, legal, accounting, other professional services, rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses increased by $253,600, or 33.9%, to $1,002,400 for the year ended December 31, 2022 from 748,800 as compared to 2021.

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

Research and development expenses increased by $89,400, or 6.2% to $1,524,800 for the year ended December 31, 2022 from $1,435,400 as compared to 2021. The increase in research and development expense was primarily due to increase in wages and software subscriptions.

Other Income

Other income decreased by $491,400 for the year ended December 31, 2022, compared to same period in 2021. The decrease was primarily related to income from the sale of certain patents and unrealized gain of marketable securities during the prior year.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $5,037,300 and a working capital of $4,307,400 as compared to cash of $4,755,300 and a working capital of $4,316,500 as of December 31, 2021. The increase in cash as of December 31, 2022 was primarily the result of cash inflow from operations, net of outflows related to investment and finance activities. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months from the date of the filing of this annual report on Form 10-K.

The following is a summary of our cash flows from operating, investing and financing activities for the year ended December 31, 2022 and 2021.

	For the Year Ended
	December 31,	December 31,
	2022	2021
Cash flows provided by operating activities	$292,100	$410,600
Cash flows used in investing activities	$-	$(30,600)
Cash flows used in financing activities	$(10,100)	$-

During the year ended December 31, 2022, our operating cash flow was $292,100 while net cash flows provided for year ending December 31, 2021 was $410,600. The decrease was primarily the result increase in prepaid expenses, offset by decrease in accounts receivable and unrealized loss from marketable securities During the year ended December 31, 2021, our operating cash flow of $410,600 was primarily the result of increase in accounts receivable and non-operating gains from sale of patent and unrealized gain from marketable securities.

During the year ended December 31, 2022, the Company did not have any cashflow in investing activities. During the year ended December 31, 2021, our investing cashflow of $30,600 was primarily the result net proceeds from sale of patent, offset by purchase of marketable securities.

During the year December 31, 2022, we had financing cashflow of $10,100 due to the purchase of hopTo treasury stock. For the same periods end 2021, we did not have cash flow activity relating to financing activities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of hopTo, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of hopTo, Inc. and subsidiaries (collectively the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Newport Beach, California

April 14, 2023

hopTo Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2022	2021

Assets

Current assets
Cash and cash equivalents	$5,037,300	$4,755,300
Marketable Securities	318,700	417,600
Accounts receivable, net	511,200	558,600
Prepaid expenses and other current assets	102,600	52,700
Total current assets	5,969,800	5,784,200

Right-of-use assets	51,600	-
Property and equipment, net	5,300	8,200
Other assets	22,900	17,800
Total assets	$6,049,600	$5,810,200

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$234,200	$260,800
Accrued expenses	61,800	64,200
Accrued wages	150,000	108,900
Lease liability - current	10,300	-
Deferred revenue - current	1,206,100	1,033,800
Total current liabilities	1,662,400	1,467,700
Long-term liabilities
Lease liability	40,900	-
Deferred revenue	264,800	373,900
Total liabilities	1,968,100	1,841,600

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of December 31, 2022 or 2021	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,826,342 and 18,850,675 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,900	1,900
Additional paid-in capital	82,145,100	82,155,200
Accumulated deficit	(78,065,500)	(78,188,500)
Total stockholders’ equity	4,081,500	3,968,600
Total liabilities and stockholders’ equity	$6,049,600	$5,810,200

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

	For the Year Ended
	December 31,	December 31,
	2022	2021

Revenues:
Software licenses	621,800	737,800
Software service fees	3,202,900	2,788,500
Other	83,900	86,400
Total Revenue	3,908,600	3,612,700

Cost of Revenue:
Software service costs	51,400	54,000
Software product costs	186,400	112,500
Total cost of revenue	237,800	166,500

Gross profit	$3,670,800	$3,446,200

Operating expenses:
Selling and marketing	926,000	606,600
General and administrative	1,002,400	748,800
Research and development	1,524,800	1,435,400
Total operating expenses	3,453,200	2,790,800

Income from operations	217,600	655,400

Other income (loss):
Interest & Other Income	4,300	269,800
Unrealized gain (loss)	(98,900)	127,000
Other income (loss)	(94,600)	396,800

Income before provision for income taxes	123,000	1,052,200
Provision for income taxes	-	-
Net income	$123,000	$1,052,200

Net income per share, basic	$0.01	$0.06
Net income per share, diluted	$0.01	$0.06

Weighted average number of common shares outstanding
Basic	18,848,841	18,850,675
Diluted	19,091,415	19,092,837

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	18,850,675	$1,900	$82,155,200	$(79,240,700)	$2,916,400
Net income	-	-	-	1,052,200	1,052,200
Balance at December 31, 2021	18,850,675	$1,900	$82,155,200	$(78,188,500)	$3,968,600
Purchase of hopTo treasury stock	(24,333)		(10,100)		(10,100)
Net income	-	-	-	123,000	123,000
Balance at December 31, 2022	18,826,342	$1,900	$82,145,100	$(78,065,500)	$4,081,500

See accompanying notes to consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,	December 31,
	2022	2021

Cash flows from operating activities
Net income	$123,000	$1,052,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,900	1,600
Changes in allowance for doubtful accounts	(1,400)	1,100
Gain on sale of patents	-	(269,800)
Unrealized (gain)/ loss from short-term investment	98,800	(127,000)
Changes in operating assets and liabilities:
Accounts receivable	48,800	(142,400)
Prepaid expenses and other current assets	(55,000)	(4,200)
Accounts payable	(26,500)	9,800
Accrued expenses	(2,800)	(17,800)
Accrued wages	41,100	(32,700)
Deferred revenue	63,200	(60,200)

Net cash provided by operating activities	292,100	410,600

Cash flows from investing activities
Purchase of marketable securities	-	(290,600)
Proceeds from sale of patents	-	269,800
Purchase of property and equipment	-	(9,800)
Net cash used in investing activities	-	(30,600)

Cash flows from financing activities
Purchase of hopTo treasury stock	(10,100)	-

Net cash used in financing activities	(10,100)	-

Net change in cash	282,000	380,000
Cash, beginning of the year	4,755,300	4,375,300
Cash, end of the year	$5,037,300	$4,755,300

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Amounts could materially change in the future. These estimates include the allowance for doubtful accounts and timing of revenue recognized over time. While the Company believes that such estimates are fair, actual results could differ materially from those estimates.

Liquidity

The Company has incurred significant net losses since inception. As of December 31, 2022, we had working capital of $4,307,400, which includes deferred revenue of $1,206,100. Our ability to continue to generate net income and positive cash flows from operations is dependent on our ability to continue to generate revenue from our legacy GO-Global business, which in turn is subject to a variety of risks. The Company believes its current cash balances coupled with anticipated cash flow from operating activities will be sufficient to meet its working capital requirements for at least one year from the date of the issuance of the accompanying financial statements. The Company continues to control its cash expenses as a percentage of expected revenue on an annual basis and thus may use its cash balances in the short-term to invest in revenue growth. Based on current internal projections, the Company believes it has and/or will generate sufficient cash for its operational needs, for at least one year from the date of issuance of the accompanying financial statements. Management is focused on growing the Company’s existing product offering, as well as its customer base, to increase its revenues. The Company cannot give assurance that it can increase its cash balances or limit its cash consumption and thus maintain sufficient cash balances for its planned operations or future acquisitions. Future business demands may lead to cash utilization at levels greater than recently experienced. The Company may need to raise additional capital in the future. However, the Company cannot assure that it will be able to raise additional capital on acceptable terms, or at all.

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

For the years ended December 31, 2022 and 2021, revenue recognition was determined by

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 or 2021.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of December 31, 2022 and 2021, the allowance for doubtful accounts totaled $5,600 and $7,000, respectively.

Long-Lived Assets

Long-lived assets are assessed for possible impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, whenever we have committed to a plan to dispose of the assets or, at a minimum, annually. Typically, for long-lived assets to be held and used, measurement of an impairment loss is based on the fair value of such assets, with fair value being determined based on appraisals, current market value, comparable sales value, and discounted future cash flows, among other variables, as appropriate. Assets to be held and used (which assets are affected by an impairment loss) are depreciated or amortized at their new carrying amount over their remaining estimated life; assets to be sold or otherwise disposed of are not subject to further depreciation or amortization. No such impairment charge was recorded during the years ended December 31, 2022 or 2021.

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

	December 31, 2022	December 31, 2021
Operating lease:
Operating lease right-of-use asset	$51,600	$-

Operating lease liability, current portion	$10,300	$-
Operating lease liability, net of current portion	40,900	-
Total operating lease liabilities	$51,200	$-

Weighted-average remaining lease term	1.7 years
weighted-average discount rate	0.41%

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives ranging from three to seven years. The Company recorded depreciation of $2,900 and $1,600 during 2022 and 2021, respectively.

Software Development Costs

Under the criteria set forth in Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 985-20, “Costs of Software to be Sold, Leased or Marketed,” development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, has been established, at which time such costs are capitalized until the product is available for general release to customers. The Company did not capitalize any software development costs during 2022 or 2021. The Company makes ongoing evaluations of the recoverability of its capitalized software projects by comparing the net amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount by which the unamortized software development costs exceed net realizable value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. As of December 31, 2022, the Company had cash with financial institutions in excess of FDIC insurance limits.

For the year ended December 31, 2022, we had two resellers that represented more than 23.8% and 10% of sales and four resellers that represented 18.5%, 18.3%, 17.4%, and 16.0% of accounts receivable, respectively. For the year ended December 31, 2021, we had one reseller that represented more than 27.8% of sales and three resellers that represented 51.5%, 15.0%, and 11.9% of accounts receivable, respectively. For the purposes of this description, “sales” refers to the dollar value of orders received from these customers and partners in the period indicated. The sales values do not necessarily equal recognized revenue for these periods due to our revenue recognition policies which require deferral of revenue associated with prepaid software service fees. The loss of one of these resellers would not have a material impact as the Company could take over the end customer relationship.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of December 31, 2022 and 2021, representing 242,162 outstanding in-the-money warrants, were included in the computation of diluted net income (loss) per share using the Treasury Stock Method. During the year ended December 31, 2022 and 2021, the Company had total common stock equivalents of 0 and 4,946 shares, respectively, which excluded from the computation of net income per share because they are anti-dilutive.

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

The fair value of the Company’s assets and liabilities were determined in accordance with FASB ASC 820, “Fair Value Measurement,” which establishes a fair value hierarchy that prioritizes the assumptions (inputs) to valuation techniques used to price assets or liabilities that are measured at fair value. The hierarchy, as defined below, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The guidance for fair value measurements requires that assets and liabilities measured at fair value be classified and disclosed in one of the following categories:

●	Level 1: Defined as observable inputs, such as quoted (unadjusted) prices in active markets for identical assets or liabilities.

●	Level 2: Defined as observable inputs other than quoted prices included in Level 1. This includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3: Defined as unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

We do not have level 2 and 3 liabilities or assets.

3. Accrued Expenses

Accrued expenses as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
Board of director fees	46,000	46,000
Professional services	7,200	13,100
Other	8,600	5,100
Total	$61,800	$64,200

4. Stockholders’ Equity

Stock-Based Compensation Plans

In November 2012, the Company’s 2012 Equity Incentive Plan (the “12 Plan”) was approved by the stockholders. Pursuant to the terms of the 12 Plan, stock options, stock appreciation rights, restricted stock and restricted stock units (sometimes referred to individually or collectively as “awards”) may be granted to officers and other employees, non-employee directors and independent consultants and advisors who render services to the Company. The Company was authorized to issue options to purchase up to 643,797 shares of common stock, stock appreciation rights, or restricted stock in accordance with the terms of the 12 Plan.

In the case of a restricted stock award, the entire number of shares subject to such award would be issued at the time of the grant and subject to vesting provisions based on time or other conditions specified by the Board or an authorized committee of the Board. For awards based on time, should the grantee’s service to the Company end before full vesting occurred, all unvested shares would be forfeited and returned to the Company. In the case of awards granted with vesting provisions based on specific performance conditions, if those conditions were not met, then all shares forfeited and returned to the Company. Until forfeited, all shares issued under a restricted stock award were considered outstanding for dividend, voting and other purposes.

Under the 12 Plan, the exercise price of non-qualified stock options granted is to be no less than 100% of the fair market value of the Company’s common stock on the date the option is granted. The exercise price of incentive stock options granted was not to be no less than 100% of the fair market value of the Company’s common stock on the date the option was granted provided, however, that if the recipient of the incentive stock option owns greater than 10% of the voting power of all shares of the Company’s capital stock then the exercise price would be no less than 110% of the fair market value of the Company’s common stock on the date the option is granted. The purchase price of the restricted stock issued under the 12 Plan shall also was not to not be less than 100% of the fair market value of the Company’s common stock on the date the restricted stock was granted.

All options granted under the 12 Plan were immediately exercisable by the optionee; however, there was a vesting period for the options. The options (and the shares of common stock issuable upon exercise of such options) vest, ratably, over a 33-month period; however, no options (and the underlying shares of common stock) vest until after three months from the date of the option grant. The exercise price was immediately due upon exercise of the option. The maximum term of options issued under the 12 Plan is ten years. Shares issued upon exercise of options are subject to the Company’s repurchase, which right lapses as the shares vest. The 12 Plan terminated was on November 7, 2022. As of December 31, 2022, there was no shares of common stock remained available for issuance under the 12 Plan.

The following table summarizes the stock option activity for the year ended December 31, 2022 and 2021.

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
		Exercise	Life
	Options	Price	(Years)

Outstanding at December 31, 2020	93,076	$3.03	0.74
Granted	-
Forfeited/cancelled	(88,130)
Outstanding at December 31, 2021	4,94	$3.86	0.12
Granted	-
Forfeited/cancelled	(4,946)
Exercised	-
Outstanding at December 31, 2022	-	$-	-

Vested and expected to vest at December 31, 2022	-	$-	-

Exercisable at December 31, 2022	-	$-	-

Warrants

During both years ended December 31, 2022 and 2021, the Company did not issue any shares of common stock and had 248,216 warrants outstanding. The warrants outstanding at December 31, 2022 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

The following summarized changes in the number of warrants outstanding for the year ended December 31, 2022 and 2021.

Warrants

Outstanding at December 31, 2020	248,216
Granted	-
Exercised	-
Outstanding at December 31, 2021	248,216
Granted	-
Exercised	-
Outstanding at December 31, 2022	248,216

5. Sales by Geographical Location

Revenue by country for the year ended December 31, 2022 and 2021 was as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021
Revenue by Country
United States	$1,547,600	$1,457,300
Brazil	1,016,700	869,900
Japan	310,000	360,600
Other Countries	1,034,300	924,900
Total	$3,908,600	$3,612,700

6. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 consisted of the following:

	2022	2021
Current
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	—	—
Total	$—	$—

The following table summarizes the differences between income tax expense and the amount computed applying the federal income tax rate of 21% for the years ended December 31, 2022 and 2021, respectively:

	2022	2021
Federal income tax (benefit) at statutory rate	$25,900	$221,000
State income tax (benefit) at statutory rate	2,700	24,000
Stock-based compensation – NQ cancellations	-	61,100
Meals and entertainment	400	200
Change in valuation allowance	(2,737,800)	(2,670,000)
Adjustments and NOL expirations	2,708,800	2,363,700
Provision (benefit) for income tax	$-	$-

Deferred income taxes and benefits result from temporary timing differences in the recognition of certain expense and income items for tax and financial reporting purposes. The following table sets forth those differences as of December 31, 2022 and 2021:

	2022	2021
Net operating loss carryforwards	$6,495,800	$9,135,000
Tax credit carryforwards	445,900	572,900
Compensation expense – non-qualified stock options	-	900
Deferred revenue and maintenance service contracts	318,500	326,500
Reserves and other	110,500	41,600
Total deferred tax assets	7,370,700	10,076,900
Deferred tax liability – depreciation, amortization and capitalized software	-	100
Net deferred tax asset	7,370,700	10,077,000
Valuation allowance	(7,370,700)	(10,077,000)
Net deferred tax asset	$-	$-

For financial reporting purposes, with the exception of recent years, the Company has incurred a loss in each year since inception. Based on the available objective evidence, and considering all available positive and negative evidence, including but not limited to projected future taxable income, tax-planning strategies and results of operations, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2022 and 2021. The net change in the valuation allowance was decreased by $2,706,000 and $2,395,000 for the years ended December 31, 2022 and 2021, respectively.

At December 31, 2022, the Company had approximately $30.2 million of federal net operating loss carryforwards and approximately $6.9 million of California state net operating loss carryforwards available to reduce future taxable income. The federal loss carryforwards began to expire in 2023 and the California state loss carry forwards begin to expire in 2028. Under the Tax Reform Act of 1986, the amount of benefits from net operating loss carryforwards may be impaired or limited if the Company incurs a cumulative ownership change of more than 50%, as defined, over a three-year period. The Company is subject to U.S. federal and state tax examinations by tax authorities for years 2018 through present. As of December 31, 2022, there are no pending tax examinations. Uncertain tax positions to disclose.

At December 31, 2022, the Company had approximately $0.4 million of federal research and development tax credits that began to expire in 2023.

7. Commitments and Contingencies

Leases

Our headquarters in Concord, NH signed a three-year lease on August 1st, 2021, which will expire on July 31, 2024. The lease requires a six-month notice from the lessor to terminate. Rent on the corporate headquarters is about $2,500 per month.

Rent expense aggregated approximately $47,400 and $42,000 for years ended December 31, 2022 and 2021, respectively.

Supplemental balance sheet information related to leases as of December 31, 2022 is as follows:

Future minimum lease payments:
2023	30,700
2024	20,700
Total future minimum lease payments	$51,400
Less: Lease imputed interest	200
Total	$51,200

Contingencies

Under its Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws and certain agreements with officers and directors, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer’s or director’s serving in such capacity. Generally, the term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is limited as the Company currently has a directors and officers liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2022.

The Company enters into indemnification provisions under (i) its agreements with other companies in its ordinary course of business, including contractors and customers and (ii) its agreements with investors. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights, and often survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2022.

The Company’s software license agreements also generally include a performance guarantee that the Company’s software products will operate substantially as described in the applicable program documentation for a period of 90 days after delivery. The Company also generally warrants that services that the Company performs will be provided in a manner consistent with reasonably applicable industry standards. To date, the Company has not incurred any material costs associated with these warranties and has no liabilities recorded for these agreements as of December 31, 2022.

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During December 31, 2022 and 2021, the Company contributed a total of $12,500 and $16,000, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

hopTo has adopted a Code of Ethics that applies to all its employees, including its Chief Executive Officer and its Chief Financial Officer. hopTo will provide a copy of its Code of Ethics to any person without charge upon written request to:

hopTo, Inc..

189 Main St., Suite 102

Concord, NH 03301

Attn: Chief Executive Officer

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to hopTo’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

hopTo Inc.

April 14, 2023	By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathon R. Skeels	Chief Executive Officer, Interim Chief Financial Officer	April 14, 2023
Jonathon R. Skeels	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Richard S. Chernicoff	Director	April 14, 2023
Richard S. Chernicoff

/s/ Thomas C. Stewart	Director	April 14, 2023
Thomas C. Steward

