Form 10-Q
period 2023-03-31
hopTo Inc.
filed 2023-05-15
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May15, 2023, there were issued and outstanding 18,826,342 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2023	2022

Assets

Current assets
Cash and cash equivalents	$5,559,100	$5,037,300
Marketable securities	-	318,700
Accounts receivable, net	602,700	511,200
Prepaid expenses and other current assets	112,700	102,600
Total current assets	6,274,500	5,969,800

Right-of-use assets	44,000	51,600
Property and equipment, net	4,500	5,300
Other assets	22,800	22,900
Total assets	$6,345,800	$6,049,600

Liabilities and Stockholder’s Equity
Current liabilities
Accounts payable	$230,000	$234,200
Accrued expenses	72,500	61,800
Accrued wages	266,700	150,000
Lease liabilities	10,300	10,300
Deferred revenue	1,378,800	1,206,100
Total current liabilities	1,958,300	1,662,400
Long-term liabilities
Lease liabilities	33,300	40,900
Deferred revenue	238,100	264,800
Total liabilities	2,229,700	1,968,100

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of March 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,826,342 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,900	1,900
Additional paid-in capital	82,145,100	82,145,100
Accumulated deficit	(78,030,900)	(78,065,500)
Total stockholders’ equity	4,116,100	4,081,500
Total liabilities and stockholders’ equity	$6,345,800	$6,049,600

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022

Revenues:
Software licenses	$138,200	$181,500
Software service fees	883,900	747,700
Other	21,000	21,000
Total revenue	1,043,100	950,200

Cost of revenue:
Software service costs	17,900	13,500
Software product costs	57,900	63,900
Total cost of revenue	75,800	77,400

Gross profit	967,300	872,800

Operating expenses:
Selling and marketing	310,900	123,100
General and administrative	245,100	204,900
Research and development	396,600	382,700
Total operating expenses	952,600	710,700

Income from operations	14,700	162,100

Other income (loss):
Realized gain (loss) in marketable securities	17,700	(55,600)
Interest and other income	2,200	-
Other income (loss)	19,900	(55,600)
Income before provision for income taxes	34,600	106,500
Provision for income taxes	-	-
Net income	$34,600	$106,500

Net income per share, basic	$0.00	$0.01
Net income per share, diluted	$0.00	$0.01

Weighted average number of common shares outstanding
Basic	18,826,342	18,850,675
Diluted	19,068,916	19,093,118

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total

Balance at December 31, 2021	18,850,675	$1,900	$82,155,200	$(78,188,500)	$3,968,600
Net income	-	-	-	106,500	106,500
Balance at March 31, 2022 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,082,000)	$4,075,100

Balance at December, 2022	18,826,342	$1,900	$82,145,100	$(78,065,500)	$4,081,500
Net income	-	-	-	34,600	34,600
Balance at March 31, 2023 (unaudited)	18,826,342	$1,900	$82,145,100	$(78,030,900)	$4,116,100

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2023	2022

Cash flows from operating activities
Net income	$34,600	$106,500
Adjustments to reconcile net income to net cash provided by and used in operating activities:
Depreciation	800	500
Changes in allowance for doubtful accounts	(700)	1,500
Realized (gain) loss from marketable securities	(17,700)	55,600

Changes in operating assets and liabilities:
Accounts receivable	(90,800)	(52,800)
Prepaid expenses and other current assets	(10,000)	(27,300)
Accounts payable and accrued expenses	123,200	(20,300)
Lease liabilities	-	(200)
Deferred revenue	146,000	214,500
Net cash provided by operating activities	185,400	278,000

Cash flows from investing activities
Proceeds from sale of marketable securities	336,400	-
Net cash provided by investing activities	336,400	-

Net change in cash	521,800	278,000
Cash and cash equivalents, beginning of the period	5,037,300	4,755,300
Cash and cash equivalents, end of the period	$5,559,100	$5,033,300

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

The unaudited consolidated financial statements included herein reflect all adjustments, which include only normal, recurring adjustments, that are, in our opinion, necessary to state fairly the results for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on April 14, 2023 (“2022 10-K Report”). The interim results presented herein are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending December 31, 2023, or any future period.

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

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had cash equivalents of $0 and $318,700 primarily in money market account as of March 31, 2023 (unaudited) and at December 31, 2022, respectively.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts totaled $4,900 and $5,600, respectively.

Concentration of Credit Risk

For the three months ended March 31, 2023 and March 31, 2022, the Company had four resellers comprising 20.3%, 12.9%, 11.1% and 10.9%, and two resellers comprising 20.6% and 10.8%, respectively, of total sales.

As of March 31, 2023 and December 31, 2022, the Company has two resellers comprising 39.2%, and 16.5%, and four resellers comprising 18.5%, 18.3%, 17.4% and 16.0%, respectively, of net accounts receivable.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if diluted potential common stock had been converted to common stock. Dilutive common share equivalents as of March 31, 2023 and December 31, 2022, representing 248,216 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method. During the three months ended March 31, 2023 and 2022, the Company had total common stock equivalents of 0 and 3,867 respectively, which were excluded from the computation of net income per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due to the nature of the accounts and their short-term maturities.

3. Property and Equipment

Property and equipment consisted of the following.

	March 31,	December 31,
	2023	2022

Equipment	$162,500	$164,100
Furniture and fixtures	1,600	1,600

	164,100	165,700

Less: accumulated depreciation	(159,600)	(160,400)

	$4,500	$5,300

Depreciation expense amounted to $800 and $500 for the three months ended March 31, 2023 and 2022, respectively. The Company disposed $1,600 of equipment for the period ending March 31, 2023.

4. Stockholders’ Equity

Stock-Based Compensation Plans

During the three-month period ending March 31, 2022 and 2021, the Company had 0 and 3,867 stock option shares outstanding. As of March 31, 2023, the Company does not have any active stock-based compensation plan.

Shares of Common Stock Issued

During the three-month period ending March 31, 2023 and 2022, the Company did not issue any shares of common stock.

Warrants

As of March 31, 2023 and December 31, 2022, the Company had 248,216 warrants outstanding. The warrants outstanding at March 31, 2023 are all exercisable at $0.01 and have an expiration date of May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	2023	2022
Revenue by Country
United States	$417,700	$390,600
Brazil	282,000	211,000
Japan	94,100	109,000
Other Countries	249,300	239,600
Total	$1,043,100	$950,200

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the three months ended March 31, 2023 and 2022, the Company contributed a total of $10,000 and $10,900, respectively.

Contingencies

During the ordinary course of business, the Company is subject to various potential claims and litigation. Management is not aware of any outstanding litigation which would have a significant impact on the Company’s financial statements.

Lease

Supplemental balance sheet information related to leases as of March 31, 2023 is as follows:

Future minimum lease payments:
2023	23,100
2024	20,700
Thereafter	-
Total future minimum lease payments	$43,800
Less: Lease imputed interest	200
Total	$43,600

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report includes, in addition to historical information, “forward-looking statements”. All statements other than statements of historical fact we make in this report are forward-looking statements. In particular, the statements regarding industry prospects and our expectations regarding future results of operations or financial position (including those described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements. Such statements are based on management’s current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ significantly from those described in the forward-looking statements. Factors that may cause such a difference include the following:

●	the success of products depends on a number of factors including market acceptance and our ability to manage the risks associated with product introduction;
●	local, regional, national and international economic conditions and events, and the impact they may have on us and our customers;
●	our revenue could be adversely impacted if any of our significant customers reduces its order levels or fails to order during a reporting period; customer demand is based on many factors out of our control;
●	as a result of the new revenue recognition standards, if any significant end user customer or reseller substantially changes its order level, or fails to order during the reporting period, whether the order is placed directly with us or through one of our non-stocking resellers, our software licenses revenue could be materially impacted; and
●	other factors, including, but not limited to, those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2023, and in other documents we have filed with the SEC.

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

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as “critical” because these specific areas require us to make judgments and estimates about matters that are uncertain at the time when we make the estimates. Actual results may differ from these estimates. For a summary of our critical accounting policies, please refer to our 2022 10-K Report and Note 2 to our unaudited consolidated financial Statements included under Item 1 – Financial Statements in this Form 10-Q.

Results of Operations for the Three-Month Periods Ended March 31, 2023 and 2022

The following are the results of our operations for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

	For the Three Months Ended
	March 31,	March 31,
	2023	2022

Revenues:
Software licenses	$138,200	$181,500
Software service fees	883,900	747,700
Other	21,000	21,000
Total revenue	1,043,100	950,200

Cost of revenue:
Software service costs	17,900	13,500
Software product costs	57,900	63,900
Total cost of revenue	75,800	77,400

Gross profit	967,300	872,800

Operating expenses:
Selling and marketing	310,900	123,100
General and administrative	245,100	204,900
Research and development	396,600	382,700
Total operating expenses	952,600	710,700

Income from operations	14,700	162,100

Other income (loss):
Realized gain (loss) in marketable securities	17,700	(55,600)
Interest and other income	2,200	-
Other income (loss)	19,900	(55,600)
Income before provision for income taxes	34,600	106,500
Provision for income taxes	-	-
Net income	$34,600	$106,500

Net income per share, basic	$0.00	$0.01
Net income per share, diluted	$0.00	$0.01

Weighted average number of common shares outstanding
Basic	18,826,342	18,850,675
Diluted	19,068,916	19,093,118

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

Software Licenses

Windows software licenses revenue decreased by $48,400 or 27.3% to $128,700 during the three months ended March 31, 2023, from $177,100 for the same period in 2022.

Software licenses revenue from our UNIX/Linux products increased by $5,100 or 115.9% to $9,500 for the three months ended March 31, 2023 from $4,400 for the same periods of 2022. The increase was primarily due to higher standard order licenses.

Software Service Fees

Service fees attributable to our Windows product service increased by $142,500 or 19.9% to $857,100 during three months ended March 31, 2023, from $714,600 for the same period in 2022. The increase was due to an increase in maintenance renewals from existing customers and higher subscription license orders.

Service fees revenue attributable to our UNIX products decreased by $6,300 or 19.0% to $26,800 during the three months ended March 31, 2023, from $33,100 for the same period in 2022. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of a long-term maintenance contract.

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

Cost of revenue for the three months ended March 31, 2023 decreased by $1,600, or 2.1%, to $75,800 for the three months ended March 31, 2023 from $77,400 for the same period in 2022. Cost of revenue 7.3% and 8.1% of total revenue for the three months ended March 31, 2023 and 2022, respectively. The net increase was due to increase in customer service wages offset by lower import tax withholding receipts from Brazil resellers for the three months period ending March 31, 2023

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $187,800, or 152.6%, to $310,900 for the three months ended March 31, 2023 from $123,100 for the same period in 2022. Selling and marketing expenses represented approximately 29.8% and 13.0% of total revenue for the three months ended March 2023 and 2022, respectively. The increase in selling and marketing expenses was due to higher payroll expenses and additional investments in sales and marketing related activities during the first three months of March 31, 2023.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, legal, accounting, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses increased by $40,200, or 19.6%, to $245,100 for the three months ended March 31, 2023 from $204,900 for the same period in 2022. General and administrative expenses represented approximately 23.5% and 21.6% of total revenue for the three months ended March 31, 2023 and 2022, respectively. The increase in general and administrative expense was primarily due to the increase in personnel expenses.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $13,900, or 3.6% to $396,600 for the three months ended March 31, 2023 from $382,700 for the same period in 2022. This represented approximately 38.0% and 40.3% of total revenue for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $5,559,100 and a working capital position of $4,316,200 as compared to cash of $5,037,300 and a working capital position of $4,307,400at December 31, 2022. The increase in cash as of March 31, 2023 was primarily the result of cash provided by operations and the sale of marketable securities during the period. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months.

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended
	March 31,	March 31,
	2023	2022
Cash flows provided by operating activities	$185,400	$278,000
Cash flows used by investing activities	$336,400	$-
Cash flows provided by financing activities	$-	$-

Net cash flows provided by operating activities for the three months ended March 31, 2023 and 2022 was $185,400 and 278,000, respectively The decrease in cash flows provided by operating activities is primarily the result of lower net income and decreases from accounts receivable offset by an increase from deferred revenue and accrued wages compared to the prior year period.

The Company had net cash flows of 336,400 provided by investing activities from the proceeds of selling the marketable securities while the Company had no cash related to investment activities for the same periods ended March 31, 2022. The Company had no cash related to financing activities for the three months ended March 31, 2023 and 2022.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Not applicable

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on April 14, 2023.

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

hopTo Inc.
(Registrant)

Date:	May 15, 2023

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

