Form 10-Q
period 2023-06-30
hopTo Inc.
filed 2023-08-21
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 21, 2023, there were issued and outstanding 18,976,165 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2023	2022

Assets

Current assets
Cash and cash equivalents	$5,627,700	$5,037,300
Marketable securities	-	318,700
Accounts receivable, net	499,700	511,200
Prepaid expenses and other current assets	124,300	102,600
Total current assets	6,251,700	5,969,800

Right-of-use assets	36,400	51,600
Property and equipment, net	3,700	5,300
Other assets	22,800	22,900
Total assets	$6,314,600	$6,049,600

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$215,200	$234,200
Accrued expenses	116,300	61,800
Accrued wages	285,400	150,000
Lease liabilities- current	10,300	10,300
Deferred revenue- current	1,476,500	1,206,100
Total current liabilities	2,103,700	1,662,400
Long-term liabilities
Lease liabilities	25,700	40,900
Deferred revenue	203,700	264,800
Total liabilities	2,333,100	1,968,100

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,976,165 and 18,826,342 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,900	1,900
Additional paid-in capital	82,145,100	82,145,100
Accumulated deficit	(78,165,500)	(78,065,500)
Total stockholders’ equity	3,981,500	4,081,500
Total liabilities and stockholders’ equity	$6,314,600	$6,049,600

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenues:
Software licenses	$98,400	$132,000	$236,600	$313,500
Software service fees	930,100	808,600	1,814,000	1,556,300
Other	29,900	21,000	50,900	42,000
Total revenue	1,058,400	961,600	2,101,500	1,911,800

Cost of revenue:
Software service costs	27,700	13,500	45,600	27,000
Software product costs	51,100	35,300	109,000	99,200
Total cost of revenue	78,800	48,800	154,600	126,200

Gross profit	979,600	912,800	1,946,900	1,785,600

Operating expenses:
Selling and marketing	357,500	315,900	668,400	439,000
General and administrative	382,400	165,900	627,500	370,800
Research and development	416,300	380,800	812,900	763,500
Total operating expenses	1,156,200	862,600	2,108,800	1,573,300

Income from operations	(176,600)	50,200	(161,900)	212,300

Other income (loss):
Unrealized gain (loss) in marketable securities	-	(29,800)	17,700	(85,500)
Interest and other income	42,000	900	44,200	1,000
Other income (loss)	42,000	(28,900)	61,900	(84,500)
Income (loss) before provision for income taxes	(134,600)	21,300	(100,000)	127,800
Provision for income taxes	-	-	-	-
Net income (loss)	$(134,600)	$21,300	$(100,000)	$127,800

Net income (loss) per share, basic	$(0.01)	$0.00	$(0.01)	$0.01
Net income (loss) per share, diluted	$(0.01)	$0.00	$(0.01)	$0.01

Weighted average number of common shares outstanding
Basic	18,901,253	18,846,664	18,863,797	18,848,658
Diluted	18,901,253	19,089,238	18,863,797	19,901,102

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	18,850,675	$1,900	$82,155,200	$(78,188,500)	$3,968,600
Net income	-	-	-	106,500	106,500
Balance at March 31, 2022 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,082,000)	$4,075,100
Purchase of hopTo treasury stock	(24,333)	-	(10,100)	-	(10,100)
Net income	-	-	-	21,300	21,300
Balance at June 30, 2022 (unaudited)	18,826,342	$1,900	$82,145,100	$(78,060,700)	$4,086,300

Balance at December, 2022	18,826,342	$1,900	$82,145,100	$(78,065,500)	$4,081,500
Net income	-	-	-	34,600	34,600
Balance at March 31, 2023 (unaudited)	18,826,342	$1,900	$82,145,100	$(78,030,900)	$4,116,100
Warrant shares exercised	149,823	-	-	-	-
Net loss	-	-	-	(134,600)	(134,600)
Balance at Jun 30, 2023 (unaudited)	18,976,165	$1,900	$82,145,100	$(78,165,500)	$3,981,500

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2023	2022

Cash flows from operating activities
Net income (loss)	$(100,000)	$127,800
Adjustments to reconcile net income to net cash provided by and used in operating activities:
Depreciation	1,600	1,300
Changes in allowance for doubtful accounts	(800)	1,100
Realized (gain) loss from marketable securities	(17,700)	85,500

Changes in operating assets and liabilities:
Accounts receivable	12,300	52,800
Prepaid expenses and other current assets	(21,600)	(46,500)
Accounts payable and accrued expenses	170,900	26,500
Lease liabilities	-	(400)
Deferred revenue	209,300	213,900
Net cash provided by operating activities	254,000	462,000

Cash flows from investing activities
Purchase of hopTo common stock	-	(10,100)
Proceeds from sale of marketable securities	336,400	-
Net cash provided (used) by investing activities	336,400	(10,100)

Net change in cash	590,400	451,900
Cash and cash equivalents, beginning of the period	5,037,300	4,755,300
Cash and cash equivalents, end of the period	$5,627,700	$5,207,200

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Amounts could materially change in the future. These estimates include the valuation of the allowances for doubtful accounts, depreciation of long-lived assets, timing of revenue recognized over time, allowances for deferred tax assets and accruals of liabilities.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts totaled $4,800 and $5,600, respectively.

Concentration of Credit Risk

For the six months ended June 30, 2023 and June 30, 2022, the Company had four resellers comprising 13.7%,13.6%, 12.2% and 11.4%, four resellers comprising 12.1%,11.8%, 10.6% and 10.1%, respectively, of total sales.

As of June 30, 2023 and December 31, 2022, the Company had three resellers comprising 23.0%, 21.3%, and 12.8%, four resellers comprising 18.5%, 18.3%, 17.4% and 16.0%, respectively, of net accounts receivable.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if diluted potential common stock had been converted to common stock. The company had no dilutive common share equivalents as of June 30, 2023, compared to 248,216 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method during December 31,2022. During the three months ended June 30, 2023 and 2022, the Company had total common stock equivalents of 0 and 3,200, respectively, which were excluded from the computation of net income per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due to the nature of the accounts and their short-term maturities.

3. Property and Equipment

Property and equipment consisted of the following.

	June 30,	December 31,
	2023	2022

Equipment	$162,400	$164,100
Furniture and fixtures	1,600	1,600
	164,000	165,700

Less: accumulated depreciation	(160,300)	(160,400)
	$3,700	$5,300

Depreciation expense amounted to $1,600 and $1,300 for the six months ended June 30, 2023 and 2022, respectively.

4. Stockholders’ Equity

Shares of Common Stock Issued

During the three and six-month periods ending June 30, 2023, the Company issued 0 and 149,216 shares and for the same periods ending 2022, the Company did not issue any shares of common stock.

Warrants

As of June 30, 2023 and December 31, 2022, the Company had 0 and 248,216 warrants outstanding. There were 149,216 shares of warrants exercised during the three-month periods ending June 30, 2023 and the remaining 98,393 shares were expired as of were expired on May 20, 2023.

5. Sales by Geographical Location

Revenue by country for the three and six months ended June 30, 2023 and 2022 was as follow :

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Revenue by Country
United States	$441,800	388,900	859,500	779,500
Brazil	291,100	256,500	573,100	467,500
Japan	81,200	53,000	175,200	125,900
Other Countries	244,300	263,200	493,700	538,900
Total	$1,058,400	$961,600	2,101,500	1,911,800

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the six months ended June 30, 2023 and 2022, the Company contributed a total of $9,400 and $15,400, respectively.

Contingencies

During the ordinary course of business, the Company is subject to various potential claims and litigation. Management is not aware of any outstanding litigation which would have a significant impact on the Company’s financial statements.

Lease

Supplemental balance sheet information related to leases as of June 30, 2023 is as follows:

Future minimum lease payments:
2023	15,500
2024	20,700
Thereafter	-
Total future minimum lease payments	$36,200
Less: Lease imputed interest	200
Total	$36,000

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

Results of Operations for the Three-Month Periods Ended June 30, 2023 and 2022

The following are the results of our operations for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

	For the Three Months Ended
	June 30,	June 30,
	2023	2022	$ Change
	(unaudited)	(unaudited)

Revenues	$1,058,400	$961,600	$96,800
Cost of revenues	78,800	48,800	30,000
Gross profit	979,600	912,800	66,800

Operating expenses:
Selling and marketing	357,500	315,900	41,600
General and administrative	382,400	165,900	216,500
Research and development	416,300	380,800	35,500
Total operating expenses	1,156,200	862,600	293,600

Income from operations	(176,600)	50,200	(226,800)

Other income (loss):
Unrealized gain on marketable securities	-	(29,800)	29,900
Interest and other income	42,000	900	41,000
Other income (loss)	42,000	(28,900)	70,900
Income (loss) before provision for income taxes	(134,600)	21,300	(155,900)
Net income (loss)	$(134,600)	$21,300	$(155,900)

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended
	June 30,	June 30,
	2023	2022	$ Change
Revenue
Software Licenses
Windows	$94,000	$122,400	$(28,400)
UNIX/Linux	4,400	9,600	(5,200)
Total	98,400	132,000	(33,600)

Software Service Fees
Windows	903,000	776,600	126,400
UNIX/Linux	27,100	32,000	(4,900)
Total	930,100	808,600	121,500

Other	29,900	21,000	8,900
	$1,058,400	$961,600	$96,800

Software Licenses

Windows software licenses revenue decreased by $28,400 or 23.2% to $94.000 during the three months ended June 30, 2023, from $122,400 for the same period in 2022. The decrease was primarily due to lower level of new standard Window licenses orders sold for the three months ended June 30,2023.

Software licenses revenue from our UNIX/Linux products decreased by $5,200 or 54.2% to $4.400 for the three months ended June 30, 2023 from $9,600 for the same periods of 2022. The decrease was primarily due to lower revenue from stocking order licenses during the three months ended June 30, 2023

Software Service Fees

Service fees attributable to our Windows product service increased by $126,400 or 16.3% to $903,000 during three months ended June 30, 2023, from $776,600 for the same period in 2022. The increase was due to an increase in maintenance renewals from existing customers and higher subscription license orders.

Service fees revenue attributable to our UNIX products decreased by $4,900 or 15.3% to $27,100 during the three months ended June 30, 2023, from $32,000 for the same period in 2022. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of a long-term maintenance contract.

Cost of Revenues

Cost of revenue is comprised primarily of software service costs, which represent the costs of customer service. Also included in cost of revenue are software product costs, which are primarily comprised of the amortization of costs associated with licenses to third party software included in our product offerings, and the required import tax withholdings from Brazil resellers. We incur no significant shipping or packaging costs as virtually all of our deliveries are made via electronic means over the Internet.

Cost of revenue for the three months ended June 30, 2023 increased by $30,000, or 61.5%, to $78,800 for the three months ended June 30, 2023 from $48,800 for the same period in 2022. Cost of revenue 7.4% of total revenue for the three months ended June 30, 2023 and 5.1% for the same period in 2022. The increase was due to some increase in personnel costs and combined with import tax withholdings associated with higher revenue from Brazil resellers for the three-month period ended June 30, 2023.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $41,600, or 13.2%, to $357,500 for the three months ended June 30, 2023 from $315,900 for the same period in 2022. Selling and marketing expenses represented approximately 33.8% and 32.9% of total revenue for the three months ended June 30 2023 and 2022, respectively. The increase in selling and marketing expenses was due to an increase in consulting services as we continue to expand our sales and marketing initiatives for the three months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, legal, accounting, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses increased by $216,500, or 130.5%, to $382,400 for the three months ended June 30, 2023 from $165,900 for the same period in 2022. General and administrative expenses represented approximately 36.1% and 17.3% of total revenue for the three months ended June 30, 2023 and 2022, respectively.

The increase in general and administrative expense was primarily due to employee related expenses during the three months ended June 30, 2023.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $35,500, or 9.3% to $416,300 for the three months ended June 30, 2023 from $380,800 for the same period in 2022. This represented approximately 39.3% and 39.6% of total revenue for the three months ended June 30, 2023 and 2022, respectively.

The increase in research and development expense was primarily due to an increase personnel and software subscriptions during the three months ended June 30, 2023.

Other Income

Other income increased by $70,900 for the three months ended June 30, 2023, compared to the same periods in 2022. The increase primarily due to interest earned for the three months ended June 30,2023, compared to an unrealized loss from a marketable securities account during the same periods in 2022.

Results of Operations for the Six-Month Periods Ended June 30, 2023 and 2022

	For the Six Months Ended
	June 30,	June 30,
	2023	2022	$ Change
	(Unaudited)	(Unaudited)

Revenues	$2,101,500	$1,911,800	$189,700
Cost of revenues	154,600	126,200	28,400
Gross profit	1,946,900	1,785,600	161,300

Operating expenses:
Selling and marketing	668,400	439,000	229,400
General and administrative	627,500	370,800	256,700
Research and development	812,900	763,500	49,400
Total operating expenses	2,108,800	1,573,300	535,500

Income from operations	(161,900)	212,300	(374,200)

Other income:
Realized gain on marketable securities	17,700	(85,500)	103,200
Interest and other income	44,200	1,000	43,200
	61,900	(84,500)	146,400
Income (loss) before provision for income taxes	(100,000)	127,800	(227,800)
Provision for income taxes	-	-	-
Net income (loss)	$(100,000)	$127,800	$(227,800)

Revenues

The following is a summary of our revenues by category for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended
	June 30,	June 30,
	2023	2022	$ Change
Revenue
Software Licenses
Windows	$222,700	$299,500	$(76,800)
UNIX/Linux	13,900	14,000	(100)
Total	236,600	313,500	(76,900)

Software Service Fees
Windows	1,760,100	1,491,200	268,900
UNIX/Linux	53,900	65,100	(11,200)
Total	1,814,000	1,556,300	257,700

Other	50,900	42,000	8,900
	$2,101,500	$1,911,800	$189,700

Software Licenses

Windows software licenses revenue decreased by $76,800 or 25.6% to $222,700 during the six months ended June 30, 2023, from $299,500 for the same period in 2022. The decrease for the six months ended June 30,2023 was due to lower license orders from standard licenses.

Software licenses revenue from our UNIX/Linux products decreased by $100 or 0.7% to $13,900 for the six months ended June 30, 2023 from $14,000 for the same period of 2022.

Software Service Fees

Service fees attributable to our Windows product service increased by $268,800 or 18.0% to $1,760,100 during the six months ended June 30, 2023, from $1,491,200 for the same period in 2022. The increase was due to an increase in maintenance renewals from existing customers and higher subscription license orders.

Service fees revenue attributable to our UNIX products decreased by $11,200 or 17.2% to $53.900 during the six months ended June 30, 2023, from $65,100 for the same period in 2022. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of a long-term maintenance contract.

Other

Other revenue consists of private labeling fees, professional services, and other non-recurring revenues. Other revenue increased by $8,900 or 21,2% for the six months ended June 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase in professional service revenue.

Cost of Revenues

Cost of revenue is comprised primarily of software service costs, which represent the costs of customer service. Also included in cost of revenue are software product costs, which are primarily comprised of the amortization of costs associated with licenses to third party software included in our product offerings, and the required import tax withholdings from Brazil resellers. We incur no significant shipping or packaging costs as virtually all of our deliveries are made via electronic means over the Internet.

Cost of revenue for the six months ended June 30, 2022 increased by $28,400, or 22.5%, to $154,600 for the six months ended June 30, 2023 from $126,200 for the same period in 2022. Cost of revenue represented 7.4% and 6.6% of total revenue for the six months ended June 30, 2023 and 2022, respectively. The primarily increase was due increase in personnel expense and import tax withholdings associated with higher revenue from Brazil resellers for the six-month period ended June 30, 2023.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $229,400, or 52.3%, to $668,400 for the six months ended June 30, 2023 from $439,000 for the same period in 2022. Selling and marketing expenses represented approximately 31.8% and 23.5% of total revenue for the six months ended June 2023 and 2022, respectively. The increase in selling and marketing expenses was due to an increase in personnel related expenses and consulting services as we continue to expand our sales and marketing initiatives.

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

General and administrative expenses decreased by $256,700, or 69.2%, to $627,500 for the six months ended June 30, 2023 from $370,800 for the same period in 2022. General and administrative expenses represented approximately 29.9% and 19.4% of total revenue for the six months ended June 30, 2023 and 2022, respectively.

The increase in general and administrative expense was primarily due to increase in personnel related expenses.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $49,400 or 6.5% to $812,900 for the six months ended June 30, 2023 from $763,500 for the same period in 2022. This represented approximately 38.7% and 39.9% of total revenue for the six months ended June 30, 2023 and 2022, respectively.

The increase in research and development expense was primarily due to increase in personnel related expenses and software subscriptions.

Other Income

Other income increased by $146,400 for the six months ended June 30, 2023, compare to the same periods in 2022 was primarily related to income earned for the six month ended June 30,2023 while during prior year for the same periods, the Company had unrealized losses from a marketable securities account.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $5,627,700 and a working capital position of $4,148,000 as compared to cash of $5,037,300 and a working capital position of $4,307,400 at December 31, 2022. The increase in cash as of June 30, 2023 was the result of cash provided by operations and cash provided by investing activities. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months.

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022.

	For the Three Months Ended
	June 30,	June 30,
	2023	2022
Cash flows provided by operating activities	$254,000	$462,000
Cash flows provided (used) by investing activities	$336,400	$(10,100)
Cash flows provided by financing activities	$-	$-

Net cash flows provided by operating activities for the six months ended June 30, 2023 was $254,000 while net cash flows provided for the same periods ended June 30,2022 was $462,000. The decrease in cash flows provided by operating activities is the result of net loss, increase in accrued expenses and change in value in marketable securities compared to the prior year period.

The Company had net cash flows of $336,400 provided by investing activities from the proceeds of the sale of marketable securities for the six months ended June 30, 2023, while the Company had net cash outflows of $10,100 used in marketable securities for the same periods ended June 30, 2022.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

hopTo Inc.
(Registrant)

Date:	August 21, 2023

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

