Form 10-Q
period 2023-09-30
hopTo Inc.
filed 2023-11-20
CIK 1021435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 20, 2023, there were issued and outstanding 18,976,165 shares of the registrant’s common stock, par value $0.0001.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

hopTo Inc.

Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2023	2022
Assets

Current assets
Cash and cash equivalents	$5,605,400	$5,037,300
Marketable securities	-	318,700
Accounts receivable, net	466,800	511,200
Prepaid expenses and other current assets	121,500	102,600
Total current assets	6,193,700	5,969,800

Right-of-use assets	28,700	51,600
Property and equipment, net	2,900	5,300
Other assets	22,900	22,900
Total assets	$6,248,200	$6,049,600

Liabilities and Stockholder’s Equity

Current liabilities
Accounts payable	$241,200	$234,200
Accrued expenses	70,500	61,800
Accrued wages	236,600	150,000
Lease liabilities	28,400	10,300
Deferred revenue	1,336,500	1,206,100
Total current liabilities	1,913,200	1,662,400
Long-term liabilities
Lease liabilities	-	40,900
Deferred revenue	163,600	264,800
Total liabilities	2,076,800	1,968,100

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding as of September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 195,000,000 shares authorized, 18,976,165 and 18,826,342 shares issued and outstanding, respectively as of September 30, 2023 and December 31, 2022	1,900	1,900
Additional paid-in capital	82,145,100	82,145,100
Accumulated deficit	(77,975,600)	(78,065,500)
Total stockholders’ equity	4,171,400	4,081,500
Total liabilities and stockholders’ equity	$6,248,200	$6,049,600

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenues:
Software licenses	$98,400	$135,500	$335,000	$449,000
Software service fees	950,300	823,800	2,764,300	2,380,100
Other	20,900	20,900	71,800	62,900
Total revenue	1,069,600	980,200	3,171,100	2,892,000

Cost of revenue:
Software service costs	27,800	13,500	73,400	40,500
Software product costs	39,500	36,300	148,500	135,500
Total cost of revenue	67,300	49,800	221,900	176,000

Gross profit	1,002,300	930,400	2,949,200	2,716,000

Operating expenses:
Selling and marketing	211,000	248,600	879,400	687,600
General and administrative	218,100	429,900	845,600	800,700
Research and development	450,400	379,000	1,263,300	1,142,500
Total operating expenses	879,500	1,057,500	2,988,300	2,630,800

Income from operations	122,800	(127,100)	(39,100)	85,200

Other income (loss):
Unrealized gain (loss) in marketable securities	-	(17,800)	17,700	(103,300)
Interest and other income	67,100	500	111,300	1,500
Other income (loss)	67,100	(17,300)	129,000	(101,800)
Income (loss) before provision for income taxes	189,900	(144,400)	89,900	(16,600)
Provision for income taxes	-	-	-	-
Net income (loss)	$189,900	$(144,400)	$89,900	$(16,600)

Net income (loss)per share, basic	$0.01	$(0.01)	$0.00	$(0.00)
Net income(loss) per share, diluted	$0.01	$(0.01)	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic	18,976,165	18,846,664	18,899,957	18,848,658
Diluted	18,976,165	18,846,664	18,899,957	18,848,658

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2021	18,850,675	$1,900	$82,155,200	$(78,188,500)	$3,968,600
Net income	-	-	-	106,500	106,500
Balance at March 31, 2022 (unaudited)	18,850,675	$1,900	$82,155,200	$(78,082,000)	$4,075,100
Purchase of hopTo treasury stock	(24,333)	-	(10,100)	-	(10,100)
Net income	-	-	-	21,300	21,300
Balance at June 30, 2022 (unaudited)	18,826,342	$1,900	$82,145,100	$(78,060,700)	$4,086,300
Net income	-	-	-	(144,400)	(144,400)
Balance at September 30, 2022 (unaudited)	18,826,342	$1,900	$82,145,100	$(78,205,100)	$3,941,900

Balance at December, 2022	18,826,342	$1,900	$82,145,100	$(78,065,500)	$4,081,500
Net income	-	-	-	34,600	34,600
Balance at March 31, 2023 (unaudited)	18,826,342	$1,900	$82,145,100	$(78,030,900)	$4,116,100
Warrant shares exercised	149,823	-	-	-	-
Net income	-	-	-	(134,600)	(134,600)
Balance at Jun 30, 2023 (unaudited)	18,976,165	$1,900	$82,145,100	$(78,165,500)	$3,981,500
Net loss	-	-	-	189,900	189,900
Balance at September 30, 2023 (unaudited)	18,976,165	$1,900	$82,145,100	$(77,975,600)	$4,171,400

See accompanying notes to unaudited consolidated financial statements

hopTo Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022

Cash flows from operating activities
Net income (loss)	$89,900	$(16,600)
Adjustments to reconcile net income (loss) to net cash provided by and used in operating activities:
Depreciation	2,400	2,100
Changes in allowance for doubtful accounts	(1,700)	2,000
Realized and unrealized (gain) loss from marketable securities	(17,600)	103,400

Changes in operating assets and liabilities:
Accounts receivable	46,100	192,400
Prepaid expenses and other current assets	(18,900)	(261,500)
Accounts payable and accrued expenses	102,300	31,000
Lease liabilities	-	(400)
Deferred revenue	29,200	23,800
Net cash provided by operating activities	231,700	76,200

Cash flows from investing activities
Purchase of hopTo common stock	-	(10,100)
Proceeds from sale of marketable securities	336,400	-
Net cash provided (used) by investing activities	336,400	(10,100)

Net change in cash	568,100	66,100
Cash and cash equivalents, beginning of the period	5,037,300	4,755,300
Cash and cash equivalents, end of the period	$5,605,400	$4,821,400

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts that reflects our best estimate of potentially uncollectible trade receivables. The allowance is based on assessments of the collectability of specific customer accounts and the general aging and size of the accounts receivable. We regularly review the adequacy of our allowance for doubtful accounts by considering such factors as historical experience, credit worthiness, and current economic conditions that may affect a customer’s ability to pay. We specifically reserve for those accounts deemed uncollectible. We also establish, and adjust, a general allowance for doubtful accounts based on our review of the aging and size of our accounts receivable. As of September 30, 2023 and December 31, 2022, the allowance for doubtful accounts totaled $3,900 and $5,600, respectively.

Concentration of Credit Risk

For the nine months ended September 30, 2023 and 2022, the Company had three resellers comprising 16.4%,15.3%, and 12.9%, and three resellers comprising 13.4%, 12.3% and 12.3%, respectively, of total sales.

As of September 30, 2023 and December 31, 2022, the Company had four resellers comprising 28.0%, 22.8%,19.4% and 12.4%, and four resellers comprising 18.5%, 18.3%, 17.4% and 16.0%, respectively, of net accounts receivable.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, “Earnings Per Share,” the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflects per share amounts that would have resulted if diluted potential common stock had been converted to common stock. The company had no dilutive common share equivalents as of September 30, 2023, compared to 248,216 of outstanding in-the-money warrants, were included in the computation of diluted net income per share using the Treasury Stock Method during September 30, 2022. During the three months ended September 30, 2023 and 2022, the Company had total common stock equivalents of 0 and 3,200, respectively, which were excluded from the computation of net income per share because they are anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. The carrying amount of these financial instruments approximates fair value due to the nature of the accounts and their short-term maturities.

3. Property and Equipment

Property and equipment consisted of the following.

	September 30,	December 31,
	2023	2022

Equipment	$162,400	$164,100
Furniture and fixtures	1,600	1,600
	164,000	165,700

Less: accumulated depreciation	(161,100)	(160,400)
	$2,900	$5,300

Depreciation expense amounted to $2,400 and $2,100 for the nine months ended September 30, 2023 and 2022, respectively.

4. Stockholders’ Equity

Shares of Common Stock Issued

During the three and nine-month periods ending September 30, 2023, the Company issued 0 and 149,216 shares and for the same periods ending 2022, the Company did not issue any shares of common stock.

Warrants

As of September 30, 2023 and December 31, 2022, the Company had 0 and 248,216 warrants outstanding. There were no warrants exercised during the three-month period ending September 30, 2023.

5. Sales by Geographical Location

Revenue by country for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Revenue by Country
United States	$458,100	388,900	1,308,300	1,180,000
Brazil	287,700	256,500	844,600	736,400
Other Countries	323,800	334,800	1,018,200	975,600
Total	$1,069,600	$980,200	3,171,100	2,892,000

6. Commitments and Contingencies

Profit Sharing Plans

The Company has adopted a 401(k) plan to provide retirement benefits for employees under which the Company makes discretionary matching contributions. During the nine months ended September 30, 2023 and 2022, the Company contributed a total of $11,400 and $16,000, respectively.

Contingencies

During the ordinary course of business, the Company is subject to various potential claims and litigation. Management is not aware of any outstanding litigation which would have a significant impact on the Company’s financial statements.

Lease

Supplemental balance sheet information related to leases as of September 30, 2023 is as follows:

Future annual minimum lease payments:
2023	7,900
2024	20,700
Total future minimum lease payments	$28,600
Less: Lease imputed interest	200
Total	$28,400

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

Results of Operations for the Three-Month Periods Ended September 30, 2023 and 2022

The following are the results of our operations for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

	For the Three Months Ended
	September 30,	September 30,
	2023	2022	$ Change
	(unaudited)	(unaudited)

Revenues	$1,069,600	$980,200	$89,400
Cost of revenues	67,300	49,800	17,500
Gross profit	1,002,300	930,400	71,900

Operating expenses:
Selling and marketing	211,000	248,600	(37,600)
General and administrative	218,100	429,900	(211,800)
Research and development	450,400	379,000	71,400
Total operating expenses	879,500	1,057,500	(178,000)

Income from operations	122,800	(127,100)	249,900

Other income (loss):
Unrealized gain on marketable securities	-	(17,800)	17,800
Interest and other income	67,100	500	66,600
Other income (loss)	67,100	(17,300)	84,400
Income (loss) before provision for income taxes	189,900	(144,400)	334,300
Net income (loss)	$189,900	$(144,400)	$334,300

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

Almost all stocking resellers maintain inventories of our Windows products; few stocking resellers maintain inventories of our UNIX products.

The following is a summary of our revenues by category for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended
	September 30,	September 30,
	2023	2022	$ Change
Revenue
Software Licenses
Windows	$87,100	$134,000	$(46,900)
UNIX/Linux	11,300	1,500	9,800
Total	98,400	135,500	(37,100)

Software Service Fees
Windows	922,900	795,200	127,700
UNIX/Linux	27,400	28,600	(1,200)
Total	950,300	823,800	126,500

Other	20,900	20,900	-
	$1,069,600	$980,200	$89,400

Software Licenses

Windows software licenses revenue decreased by $46,900 or 35.0% to $87,100 during the three months ended September 30, 2023, from $134,000 for the same period in 2022. The decrease was primarily due to lower level of new standard Window licenses orders sold for the three months ended September 30,2023.

Software licenses revenue from our UNIX/Linux products increased by $9,800 or 653.3% to $11,300 for the three months ended Septembere 30, 2023 from $1,500 for the same periods of 2022. The increase was primarily due to higher revenue from standard licenses during the three months ended September 30, 2023

Software Service Fees

Service fees attributable to our Windows product service increased by $127,700 or 16.1% to $922,900 during three months ended September 30, 2023, from $795,200 for the same period in 2022. The increase was due to an increase in maintenance renewals from existing customers and higher subscription license orders.

Service fees revenue attributable to our UNIX products had no significant change for the three months ended September 30, 2023, compared to the same periods in 2022.

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

Cost of revenue for the three months ended September 30, 2023 increased by $17,500, or 35.1%, to $67,300 for the three months ended September 30, 2023 from $49,800 for the same period in 2022. Cost of revenue represented 6.3% of total revenue for the three months ended September 30, 2023 and 5.1% for the same period in 2022. The increase was due to some increase in personnel costs and combined with import tax withholdings associated with higher revenue from Brazil resellers for the three-month period ended September 30, 2023.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses decreased by $37,600, or 15.1%, to $211,000 for the three months ended September 30, 2023 from $248,600 for the same period in 2022. Selling and marketing expenses represented approximately 19.7% and 25.4% of total revenue for the three months ended Septembere 30 2023 and 2022, respectively. The decrease in selling and marketing expenses was due to decrease in consulting services for the three months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses primarily consist of employee costs, legal, accounting, other professional services (including those related to our patents), rent, travel and entertainment and insurance. Certain costs associated with being a publicly held corporation are also included in general and administrative expenses, as well as bad debt expense.

General and administrative expenses decreased by $211,800, or 49.3%, to $218,100 for the three months ended September 30, 2023 from $429,900 for the same period in 2022. General and administrative expenses represented approximately 20.4% and 43.9% of total revenue for the three months ended September 30, 2023 and 2022, respectively.

The decrease in general and administrative expense was primarily due to employee related expenses during the three months ended September 30, 2023.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $71,400, or 18.8% to $450,400 for the three months ended September 30, 2023 from $379,000 for the same period in 2022. This represented approximately 42.1% and 38.7% of total revenue for the three months ended September 30, 2023 and 2022, respectively.

The increase in research and development expense was primarily due to an increase personnel and consulting services during the three months ended September 30, 2023.

Other Income

Other income increased by $84,400 for the three months ended September 30, 2023, compared to the same periods in 2022. The increase primarily due to interest earned for the three months ended September 30,2023, compared to an unrealized loss from a marketable securities account during the same periods in 2022.

Results of Operations for the Nine-Month Periods Ended September 30, 2023 and 2022

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022	$ Change
	(Unaudited)	(Unaudited)

Revenues	$3,171,100	$2,892,000	$279,100
Cost of revenues	221,900	176,000	45,900
Gross profit	2,949,200	2,716,000	233,200

Operating expenses:
Selling and marketing	879,400	687,600	191,800
General and administrative	845,600	800,700	44,900
Research and development	1,263,300	1,142,500	120,800
Total operating expenses	2,988,300	2,630,800	357,500

Income from operations	(39,100)	85,200	(124,300)

Other income:
Realized gain on marketable securities	17,700	(103,300)	121,000
Interest and other income	111,300	1,500	109,800
	129,000	(101,800)	230,800
Income (loss) before provision for income taxes	89,900	(16,600)	106,500
Provision for income taxes	-	-	-
Net income (loss)	$89,900	$(16,600)	$106,500

Revenues

The following is a summary of our revenues by category for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022	$ Change
Revenue
Software Licenses
Windows	$309,800	$433,500	$(123,700)
UNIX/Linux	25,200	15,500	9,700
Total	335,000	449,000	(114,000)

Software Service Fees
Windows	2,683,000	2,286,400	396,600
UNIX/Linux	81,300	93,700	(12,400)
Total	2,764,300	2,380,100	384,200

Other	71,800	62,900	8,900
	$3,171,100	$2,892,000	$279,100

Software Licenses

Windows software licenses revenue decreased by $123,700 or 28.5% to $309,800 during the nine months ended September 30, 2023, from $433,500 for the same period in 2022. The decrease for the nine months ended September 30,2023 was due to lower license orders from standard licenses.

Software licenses revenue from our UNIX/Linux products increased by $9,700 or 62.6% to $25,200 for the nine months ended September 30, 2023 from $15,500 for the same period of 2022. The increase was primarily higher revenue from higher standard license revenue.

Software Service Fees

Service fees attributable to our Windows product service increased by $396,600 or 17.3% to $2,683,000 during the nine months ended September 30, 2023, from $2,286,400 for the same period in 2022. The increase was due to an increase in maintenance renewals from existing customers and higher subscription license orders.

Service fees revenue attributable to our UNIX products decreased by $12,400 or 13.2% to $81,300 during the nine months ended September 30, 2023, from $93,700 for the same period in 2022. The decrease was primarily the result of the lower level of UNIX product sales throughout the prior year and an expiration of a long-term maintenance contract.

Other

Other revenue consists of private labeling fees, professional services, and other non-recurring revenues. Other revenue increased by $8,900 or 14.1.% for the nine months ended September 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase in professional service revenue.

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

Cost of revenue for the nine months ended September 30, 2022 increased by $45,900, or 26.1%, to $221,900 for the nine months ended September 30, 2023 from $176,000 for the same period in 2022. Cost of revenue represented 7.0% and 6.1% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. The primarily increase was due increase in personnel expense and import tax withholdings associated with higher revenue from Brazil resellers for the six-month period ended September30, 2023.

Selling and Marketing Expenses

Selling and marketing expenses primarily consisted of employee, outside services and travel and entertainment expenses.

Selling and marketing expenses increased by $191,800, or 27.9%, to $879,400 for the nine months ended September 30, 2023 from $687,600 for the same period in 2022. Selling and marketing expenses represented approximately 27.7% and 23.8% of total revenue for the nine months ended September 30, 2023 and 2022, respectively. The increase in selling and marketing expenses was due to an increase in personnel related expenses and consulting services as we continue to expand our sales and marketing initiatives.

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

General and administrative expenses increased by $44,900, or 5.6%, to $845,600 for the nine months ended September 30, 2023 from $800,700 for the same period in 2022. General and administrative expenses represented approximately 26.7% and 27.7% of total revenue for the nine months ended September 30, 2023 and 2022, respectively.

The increase in general and administrative expense was primarily due to increase in personnel related expenses and patent maintenance fees.

Research and Development Expenses

Research and development expenses consist primarily of employee costs, payments to contract programmers, software subscriptions, travel and entertainment for our engineers, and all rent for our leased engineering facilities.

Research and development expenses increased by $120,800 or 10.6% to $1,263,300 for the nine months ended September 30, 2023 from $1,142,500 for the same period in 2022. This represented approximately 39.8% and 39.5% of total revenue for the nine months ended September 30, 2023 and 2022, respectively.

The increase in research and development expense was primarily due to increase in personnel related expenses, consulting services and software subscriptions.

Other Income

Other income increased by $230,800 for the nine months ended September 30, 2023, compare to the same periods in 2022 was primarily related to income earned for the nine months ended September 30,2023 while during prior year for the same periods, the Company had unrealized losses from a marketable securities account.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $5,605,400 and a working capital position of $4,280,500 as compared to cash of $5,037,300 and a working capital position of $4,307,400 at December 31, 2022. The increase in cash as of September 30, 2023 was the result of cash provided by operations and cash provided by investing activities. We expect our results from operations and capital resources will be sufficient to fund our operations for at least the next 12 months.

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash flows provided by operating activities	$231,700	$76,200
Cash flows provided (used) by investing activities	$336,400	$(10,100)
Cash flows provided by financing activities	$-	$-

Net cash flows provided by operating activities for the nine months ended September 30, 2023 was $231,700 while net cash flows provided for the same periods ended September 30,2022 was $76,200. The increase in cash flows provided by operating activities is the result of net income, increase in accrued expenses and accounts receivable and change in value in marketable securities compared to the prior year period.

The Company had net cash flows of $336,400 provided by investing activities from the proceeds of the sale of marketable securities for the nine months ended September 30, 2023, while the Company had net cash outflows of $10,100 used in marketable securities for the same periods ended September 30, 2022.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

There has not been any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

hopTo Inc.
(Registrant)

Date:	November 20, 2023

By:	/s/ Jonathon R. Skeels
Jonathon R. Skeels
Chief Executive Officer (Principal Executive Officer) and
Interim Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

